Form 10-Q
period 2016-09-30
BANC OF CALIFORNIA, INC.
filed 2017-03-01
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 27, 2016, the registrant had outstanding 49,585,004 shares of voting common stock and 201,922 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2016

Forward-looking Statements
When used in this report and in public stockholder communications, in other documents of Banc of California, Inc. (the Company, we, us and our) files with or furnishes to the Securities and Exchange Commission (the SEC), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	pending governmental investigations may result in adverse findings, reputational damage, the imposition of sanctions, increased costs and other negative consequences;

ii.	management time and resources may be diverted to address pending governmental investigations as well as any related litigation;

iii.	the recent resignation of our chief executive officer might cause a loss of confidence among certain customers who may withdraw their deposits or terminate their business relationships with us;

iv.	our performance may be adversely affected by the management transition resulting from the recent resignation of our chief executive officer;

v.
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

x.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, as well as additional regulatory burdensthat could result from our growth to over $10 billion in total assets;

xi.	our ability to control operating costs and expenses;

xii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xiii.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xiv.	the network and computer systems on which we depend could fail or experience a security breach;

xv.	our ability to attract and retain key members of our senior management team;

xvi.	costs and effects of litigation, including settlements and judgments;

xvii.	increased competitive pressures among financial services companies;

xviii.	changes in consumer spending, borrowing and saving habits;

xix.	adverse changes in the securities markets;

xx.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxi.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxii.	inability of key third-party providers to perform their obligations to us;

xxiii.
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxiv.
share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;

xxv.	war or terrorist activities; and

xxvi.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$13,796	$15,051
Interest-bearing deposits	358,807	141,073
Total cash and cash equivalents	372,603	156,124
Time deposits in financial institutions	1,500	1,500
Securities available-for-sale, at fair value	1,941,588	833,596
Securities held-to-maturity, at amortized cost (fair value of $996,319 and $932,285 at September 30, 2016 and December 31, 2015, respectively)	962,315	962,203
Loans held-for-sale, carried at fair value	498,054	379,155
Loans held-for-sale, carried at lower of cost or fair value	348,790	289,686
Loans and leases receivable, net of allowance for loan and lease losses of $40,233 and $35,533 at September 30, 2016 and December 31, 2015, respectively	6,528,558	5,148,861
Federal Home Loan Bank and other bank stock, at cost	69,190	59,069
Servicing rights, net ($62,676 and $49,939 measured at fair value at September 30, 2016 and December 31, 2015, respectively)	63,843	50,727
Other real estate owned, net	275	1,097
Premises, equipment, and capital leases, net	133,228	111,539
Bank owned life insurance	101,909	100,171
Goodwill	39,244	39,244
Deferred income tax	408	11,341
Income tax receivable	12,487	604
Other intangible assets, net	15,335	19,158
Other assets	127,077	71,480
Total Assets	$11,216,404	$8,235,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,267,363	$1,121,124
Interest-bearing deposits	7,810,956	5,181,961
Total deposits	9,078,319	6,303,085
Advances from Federal Home Loan Bank	770,000	930,000
Other borrowings	49,903	—
Long term debt, net	176,579	261,876
Reserve for loss on repurchased loans	11,369	9,700
Income taxes payable	908	1,241
Due on unsettled securities purchases	61,766	—
Accrued expenses and other liabilities	96,136	77,248
Total liabilities	10,244,980	7,583,150
Commitments and contingent liabilities (Note 19)
Preferred stock	269,071	190,750
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 53,630,344 shares issued and 49,531,321 shares outstanding at September 30, 2016; 39,601,290 shares issued and 38,002,267 shares outstanding at December 31, 2015	536	395
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 201,922 shares issued and outstanding at September 30, 2016 and 37,355 shares issued and outstanding at December 31, 2015	2	1
Additional paid-in capital	611,069	429,790
Retained earnings	112,751	63,534
Treasury stock, at cost (4,099,023 shares at September 30, 2016 and 1,599,023 shares at December 31, 2015)	(29,070)	(29,070)
Accumulated other comprehensive income (loss), net	7,065	(2,995)
Total stockholders’ equity	971,424	652,405
Total liabilities and stockholders’ equity	$11,216,404	$8,235,555
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans and leases, including fees	$80,370	$60,454	$221,257	$179,308
Securities	19,934	5,054	55,374	9,100
Other interest-earning assets	1,931	1,007	4,484	3,731
Total interest and dividend income	102,235	66,515	281,115	192,139
Interest expense
Deposits	11,224	6,395	27,716	18,921
Federal Home Loan Bank advances	1,413	587	4,641	1,230
Securities sold under repurchase agreements	48	3	597	3
Long term debt and other interest-bearing liabilities	2,589	3,980	9,746	10,334
Total interest expense	15,274	10,965	42,700	30,488
Net interest income	86,961	55,550	238,415	161,651
Provision for loan and lease losses	2,592	735	4,682	6,209
Net interest income after provision for loan and lease losses	84,369	54,815	233,733	155,442
Noninterest income
Customer service fees	1,566	1,118	3,587	3,100
Loan servicing income (loss)	2,096	(2,254)	(6,539)	(689)
Income from bank owned life insurance	595	369	1,738	475
Net gain on sale of securities available-for-sale	487	1,750	30,100	1,748
Net gain on sale of loans	11,063	9,737	15,405	22,047
Net revenue on mortgage banking activities	50,159	37,015	127,638	114,351
Advisory service fees	—	2,294	1,507	7,926
Loan brokerage income	1,384	660	3,017	2,462
Gain on sale of building	—	—	—	9,919
Gain on sale of subsidiary	—	—	3,694	—
Other income	7,280	38	12,046	2,061
Total noninterest income	74,630	50,727	192,193	163,400
Noninterest expense
Salaries and employee benefits	68,033	53,215	186,238	159,106
Occupancy and equipment	12,728	10,109	36,411	30,205
Professional fees	6,732	5,261	19,707	15,385
Outside service fees	3,130	2,275	9,379	5,331
Data processing	2,837	2,170	7,869	6,080
Advertising	2,858	1,335	7,091	3,499
Regulatory assessments	2,125	1,381	5,740	4,111
Loss on investments in alternative energy partnerships, net	17,660	—	17,660	—
Provision (reversal) for loan repurchases	49	179	(451)	2,023
Amortization of intangible assets	1,179	1,401	3,823	4,490
Impairment on intangible assets	—	—	—	258
All other expense	6,931	4,417	19,970	15,054
Total noninterest expense	124,262	81,743	313,437	245,542
Income before income taxes	34,737	23,799	112,489	73,300
Income tax (benefit) expense	(1,200)	9,263	30,337	30,266
Net income	35,937	14,536	82,152	43,034
Preferred stock dividends	5,112	3,040	14,801	6,793
Net income available to common stockholders	$30,825	$11,496	$67,351	$36,241
Basic earnings per common share	$0.60	$0.29	$1.42	$0.95
Diluted earnings per common share	$0.59	$0.29	$1.40	$0.93
Basic earnings per class B common share	$0.60	$0.29	$1.42	$0.95
Diluted earnings per class B common share	$0.60	$0.29	$1.42	$0.95
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$35,937	$14,536	$82,152	$43,034
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities:
Unrealized gain arising during the period	4,667	2,144	27,653	2,090
Reclassification adjustment for gain included in net income	(285)	(1,015)	(17,593)	(1,014)
Total change in unrealized gain on available-for-sale securities	4,382	1,129	10,060	1,076
Unrealized gain (loss) on cash flow hedge:
Unrealized loss arising during the period	—	(628)	—	(396)
Reclassification adjustment for loss included in net income	—	532	—	532
Total change in unrealized gain (loss) on cash flow hedge	—	(96)	—	136
Total other comprehensive income	4,382	1,033	10,060	1,212
Comprehensive income	$40,319	$15,569	$92,212	$44,246
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands) (Unaudited)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
		Voting	Class B Non-Voting					Total
Balance at December 31, 2014	$79,877	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income:
Net income	—	—	—	—	43,034	—	—	43,034
Other comprehensive income, net	—	—	—	—	—	—	1,212	1,212
Issuance of common stock	—	36	(6)	(30)	—	—	—	—
Issuance of preferred stock	110,873	—	—	—	—	—	—	110,873
Exercise of stock options	—	—	—	(263)	—	728	—	465
Stock option compensation expense	—	—	—	357	—	—	—	357
Restricted stock compensation expense	—	—	—	6,285	—	—	—	6,285
Stock appreciation right expense	—	—	—	188	—	—	—	188
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,809)	—	—	—	(1,810)
Tax effect from stock compensation plan	—	—	—	(187)	—	—	—	(187)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	148	(150)	—	—	(2)
Stock appreciation right dividend equivalents	—	—	—	—	(528)	—	—	(528)
Dividends declared ($0.36 per common share)	—	—	—	—	(12,875)	—	—	(12,875)
Preferred stock dividends	—	—	—	—	(6,793)	—	—	(6,793)
Balance at September 30, 2015	$190,750	$393	$—	$427,599	$52,277	$(29,070)	$1,585	$643,534
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income:
Net income	—	—	—	—	82,152	—	—	82,152
Other comprehensive income, net	—	—	—	—	—	—	10,060	10,060
Issuance of common stock	—	118	1	174,971	—	—	—	175,090
Issuance of preferred stock	120,255	—	—	—	—	—	—	120,255
Redemption of preferred stock	(41,934)	—	—	—	(66)	—	—	(42,000)
Issuance of common stock for Stock Employee Compensation Trust	—	25	—	(25)	—	—	—	—
Cash settlement of stock options	—	—	—	(359)	—	—	—	(359)
Stock option compensation expense	—	—	—	400	—	—	—	400
Restricted stock compensation expense	—	—	—	8,110	—	—	—	8,110
Stock appreciation right expense	—	—	—	17	—	—	—	17
Restricted stock surrendered due to employee tax liability	—	(2)	—	(3,884)	—	—	—	(3,886)
Tax effect from stock compensation plan	—	—	—	1,877	—	—	—	1,877
Shares purchased under the Dividend Reinvestment Plan	—	—	—	172	(174)	—	—	(2)
Stock appreciation right dividend equivalents	—	—	—	—	(558)	—	—	(558)
Dividends declared ($0.36 per common share)	—	—	—	—	(17,336)	—	—	(17,336)
Preferred stock dividends	—	—	—	—	(14,801)	—	—	(14,801)
Balance at September 30, 2016	$269,071	$536	$2	$611,069	$112,751	$(29,070)	$7,065	$971,424
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$82,152	$43,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	4,682	6,209
Provision (reversal) for loan repurchases	(451)	2,023
Net revenue on mortgage banking activities	(127,638)	(114,351)
Net gain on sale of loans	(15,405)	(22,047)
Net amortization of premiums and discounts on securities	1,061	1,385
Depreciation on premises and equipment	8,510	6,600
Amortization of intangibles	3,823	4,490
Amortization of debt issuance cost	480	428
Stock option compensation expense	400	357
Stock award compensation expense	8,110	6,285
Stock appreciation right compensation expense	17	188
Bank owned life insurance income	(1,738)	(475)
Impairment on intangible assets	—	258
Debt redemption costs	2,737	—
Net gain on sale of securities available-for-sale	(30,100)	(1,748)
Gain on sale of building	—	(9,919)
Gain on sale of branches	—	(163)
Gain on sale of subsidiary	(3,694)	—
Gain on sale of mortgage servicing rights	(2)	—
Loss (gain) on sale of other real estate owned	49	(23)
Loss on investments in alternative energy partnerships, net	17,660	—
Deferred income tax expense	5,197	1,916
Loss on sale or disposal of property and equipment	78	58
Loss from change of fair value and runoff on mortgage servicing rights	22,908	8,417
Increase in valuation allowances on other real estate owned	25	38
Repurchase of mortgage loans	(29,458)	(12,589)
Originations of loans held-for-sale from mortgage banking	(3,824,562)	(3,404,030)
Originations of other loans held-for-sale	(545,920)	(585,547)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	3,853,406	3,421,045
Proceeds from sales of and principal collected on other loans held-for-sale	493,346	705,036
Change in deferred loan fees	(663)	468
Net amortization of premiums and discounts on purchased loans	(31,029)	(21,507)
Change in accrued interest receivable	(9,216)	(4,593)
Change in other assets	(49,580)	(14,460)
Change in accrued interest payable and other liabilities	15,958	23,613
Net cash provided by (used in) operating activities	(148,857)	40,396
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	3,783,965	403,206
Proceeds from maturities and calls of securities available-for-sale	—	687
Proceeds from principal repayments of securities available-for-sale	72,390	88,327
Purchases of securities available-for-sale	(4,856,401)	(837,520)
Purchases of securities held-to-maturity	—	(529,534)
Purchases of bank owned life insurance	—	(80,000)
Net cash used in branch sales	—	(46,731)
Proceeds from sale of subsidiary	259	—
Loan and lease originations and principal collections, net	(1,448,427)	(360,253)
Purchase of loans and leases	(179,897)	(227,175)
Redemption of Federal Home Loan Bank stock	20,965	17,163
Purchase of Federal Home Loan Bank and other bank stock	(31,125)	(15,565)
Proceeds from sale of loans	276,264	389,944
Proceeds from sale of other real estate owned	1,592	908
Proceeds from sale of mortgage servicing rights	5	5,862
Proceeds from sale of premises and equipment	—	52,192
Additions to premises and equipment	(30,847)	(7,950)
Payments of capital lease obligations	(728)	(682)
Investments in alternative energy partnerships	(41,572)	—
Net cash used in investing activities	(2,433,557)	(1,147,121)
Cash flows from financing activities:
Net increase in deposits	2,775,234	796,760
Net increase (decrease) in short-term Federal Home Loan Bank advances	(110,000)	62,000
Repayment of long-term Federal Home Loan Bank advances	(50,000)	(265,000)
Proceeds from long-term Federal Home Loan Bank advances	—	400,000
Net increase in other borrowings	49,903	—
Net proceeds from issuance of common stock	175,090	—
Net proceeds from issuance of preferred stock	120,255	110,873
Redemption of preferred stock	(42,000)	—
Net proceeds from issuance of long term debt	—	172,304
Payment of amortizing debt	(3,773)	(3,503)
Redemption of long term debt	(84,750)	—
Proceeds from exercise of stock options	—	465
Cash settlement of stock options	(359)	—
Dividend equivalents paid on stock appreciation rights	(556)	(516)
Dividends paid on preferred stock	(14,518)	(6,416)
Dividends paid on common stock	(15,633)	(12,478)
Net cash provided by financing activities	2,798,893	1,254,489
Net change in cash and cash equivalents	216,479	147,764
Cash and cash equivalents at beginning of period	156,124	231,199
Cash and cash equivalents at end of period	$372,603	$378,963
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$43,968	$35,079
Income taxes paid	36,647	24,460
Income taxes refunds received	1	18
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	844	534
Transfer of loans held-for-investment to loans held-for-sale, net of transfer of $0 from allowance for loan and lease losses for the nine months ended September 30, 2016 and 2015	161,601	48,757
Transfer of loans held-for-sale to loans held-for-investment	7,115	482,851
Equipment acquired under capital leases	16	34
Due on unsettled securities purchases	61,766	—
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiary, Banc of California, National Association (the Bank), as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. On January 22, 2016, PTB Property Holding, LLC (PTB), which was a subsidiary of the Company, was dissolved. PTB was a California limited liability company originally formed in 2014, with the Company as its sole managing member, to hold real estate, cash, and fixed income securities transferred to it by the Company. The Company also sold another subsidiary, The Palisades Group, a Delaware limited liability company, on May 5, 2016. The Company acquired The Palisades Group, which provided financial advisory services with respect to the purchase, sale, and management of single family residential (SFR) mortgage loans, on September 10, 2013. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
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
As of September 30, 2016, the Bank had 39 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California, and 64 loan production offices, in California, Arizona, Oregon, Virginia, Colorado, Idaho, and Nevada.
The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its 2015 Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2016.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by GAAP are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the SEC. The December 31, 2015 statements of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, but does not include all of the disclosures required by GAAP.
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
The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of September 30, 2016, the Company had net deferred tax assets of $408 thousand, with no valuation allowance and as of December 31, 2015, the Company had net deferred tax assets of $11.3 million, with no valuation allowance. See Note 11 for additional information.
Variable Interest Entities: The Company holds ownership interests in certain special purpose entities. The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company performs analyses of whether the Company is the primary beneficiary of VIE on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 17 for additional information.
Affordable Housing Fund Investment: The Company elected the proportional amortization method retrospectively for all periods presented during the quarter ended March 31, 2015 in accordance with Accounting Standard Update (ASU) 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects," which amends FASB Accounting Standards Codification (ASC) 323-720 to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company invests in qualified affordable housing projects (affordable housing fund investments). Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the statements of operations as a component of income tax expense (benefit).
Alternative Energy Partnerships: The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). The Company is a limited partner in this partnership, which was formed to invest in newly installed residential rooftop solar leases and power purchase agreements. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnership. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. See Note 11 and 17 for additional information.
Stock Employee Compensation Trust: The Company maintains a Stock Employee Compensation Trust (SECT) to fund future employee stock compensation and benefit obligations of the Company. The SECT holds and will release shares of the Company's common stock to be used to fund the Company's obligations during the term of the SECT under certain stock and other employee benefit plans of the Company. The Company accounts for and presents the shares held by the SECT as treasury stock. As the Company allocates the shares to the designated plans, the shares are released from the SECT, and the Company recognizes compensation expenses based on the fair value of the shares on the grant date. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The 2,500,000 unallocated shares of the Company's common stock held by the SECT as of September 30, 2016 were not included in the weighted average number of common shares outstanding for purposes of calculating the Company's earnings per share (EPS). See Note 14, 15 and 17 for additional information.
Earnings Per Common Share: Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividends from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 14. Basic earnings per common share is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units, as described under "Tangible Equity Units" in Note 15. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. For information regarding the tangible equity units, see Notes 10 and 15.
Adopted Accounting Pronouncements: During the nine months ended September 30, 2016, the following pronouncement applicable to the Company was adopted:
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
Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This Update amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; it simplifies the impairment assessment of equity investments by requiring a qualitative assessment; it eliminates the requirement for public business entities to disclose methods and assumptions for financial instruments measured at amortized cost on the statement of financial position; it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability; it requires separate presentation of financial assets and liabilities by measurement category; and certain other requirements. This ASU becomes effective for interim and annual periods beginning on or after December 15, 2017. Early application of the amendments in this Update is not permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update requires lessees to recognize the assets and liabilities that arise from leases, as well as defines classification criteria for distinguishing between financing leases and operating leases. For financing leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize interest on the lease liability in the statement of comprehensive income, and classify the principal portion of the lease liability within financing activities and payments of interest within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize a single lease cost calculated so that the cost of the lease is allocated over lease term on a straight line basis, and classify all cash payments as operating activities in the statement of cash flows. Lessor accounting is largely unchanged, but does align the transfer of control principle for a sale in Topic 606 to leases. For example, whether a lease is similar to a sale of the underlying asset depends on whether the lessee, in effect, obtains control of the underlying asset as a result of the lease. For public business entities, the amendments to this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606).” This Update amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the guidance to determine its adoption method and does not expect this guidance to have a material impact on its consolidated financial statements.
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
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This Update amends the guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies the collectability criteria, accounting policy elections, noncash consideration, satisfied and unsatisfied performance obligations, completed contracts, and disclosures. The amendments in ASU 2016-12 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." The amendments in this Update provide guidance on classification of certain cash receipts and cash payments. For public business entities that are SEC filers, this Update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810).” This Update amends the guidance in ASU 2015-02, Amendments to the Consolidation Analysis. Determining whether an entity is a primary beneficiary of VIE, ASU 2015-02 requires a single decision maker of a VIE to consider indirect economic interests in the entity held through related parties on a proportionate basis unless the decision maker and its related parties are under common control. If the decision maker and its related parties are under common control, the guidance requires the decision maker to deem the indirect interests to be the equivalent of direct interests in their entirety. However, under this Update, when the decision maker evaluates whether it is a primary beneficiary of the VIE, it will need to consider only its proportionate indirect interests in the VIE held through a common control party. This Update was effective for public business entities with their fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. An entity that has adopted the amendments in Update 2015-12 is required to apply this Update retrospectively to all relevant prior periods since the Update 2015-02 adoption. The Company is in process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230).” The amendments in this Update intend to reduce diversity in practice regarding classification of changes in restricted cash; requiring an entity to provide change in restricted cash and restricted cash equivalents during the period in a statement of cash flows. This Update is effective for public business entities with their fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts this Update in an interim period, any adjustment should be reflected as of the beginning of the fiscal year in a retrospective transition method to each period presented. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” The amendments in this Update provide a guidance on evaluating whether transactions should accounted for as acquisitions (or disposals) of assets or businesses. The current Topic 805 does not specify the minimum inputs and processes required for a set to meet the definition of a business, but the amendment in this Update presents more robust framework to use when an entity determines whether a set of assets and activities is a business. Also, the amendment in this Update sets forth more consistency in applying the guidance with cost savings and more operable definition of a business. Public business entities must prospectively apply the amendment in this Update to annual periods beginning after December 15, 2017, including interim periods. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” The amendments in this Update eliminate Step 2 from the goodwill impairment test resulting in the reduction of cost and complexity of evaluating goodwill for impairment. Instead, an entity must perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. For an impairment charge, an entity must recognize by which the carrying amount exceeds the reporting unit’s fair value, but loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Furthermore, the amendment in this Update requires an entity to disclose the amount of goodwill allocated to each reporting unit with zero or negative carrying amount of net assets. Public business entities that are SEC filers must adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal year beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
NOTE 2 – ASSET SALE AND SUBSIDIARY SALE TRANSACTIONS
Building Sale
On June 25, 2015, the Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2015.
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
The Company also sold certain loans of $40.2 million to AUB as part of the transaction. The Company recognized a gain of $644 thousand from the sale of these loans, which is included in Net Gain on Sale of Loans in the Consolidated Statements of Operations.
The Palisades Group Sale
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group, a wholly owned subsidiary of the Company, to an entity wholly owned by Stephen Kirch and Jack Macdowell who serve as the Chief Executive Officer and Chief Investment Officer of The Palisades Group, respectively. As part of the sale, The Palisades Group issued to the Company a 10 percent, $5.0 million note due May 5, 2018 (the Note). The Company recognized a gain on sale of subsidiary of $3.7 million on its Consolidated Statements of Operations.
The following table summarizes the calculation of the gain on sale of The Palisades Group recognized:

Three Months Ended September 30, 2016
(In thousands)
Consideration received (paid)
Liabilities forgiven by The Palisades Group	$1,862
Liabilities assumed by the Company	(1,078)
The Note	2,370
Aggregate fair value of consideration received	3,154
Less: net assets sold (carrying amount of The Palisades Group)	(540)
Gain on sale of The Palisades Group	$3,694
The Company estimated various potential future cash flow projection scenarios for The Palisades Group and established probability thresholds for each scenario to arrive at a probability-weighted cash flow expectation, which was then discounted to yield a fair value of the Note at sale date of $2.4 million.
On September 28, 2016, the Note was subsequently paid in full in cash prior to maturity and the Company recognized an additional gain of $2.8 million, which is included in Other Income in the Consolidated Statements of Operations.

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include Small Business Administration (SBA) loan pool securities, U.S. government sponsored entity (GSE) and agency securities, private label residential mortgage-backed securities, agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and non-agency corporate bonds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at September 30, 2016 or December 31, 2015.
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
Derivative Assets and Liabilities:
Derivative Instruments Related to Mortgage Banking Activities. The Company enters into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers with forward loan sale commitments and trades in to-be-announced (TBA) mortgage-backed securities of GSEs. These forward settling contracts are classified as Level 2, as valuations are based on market observable inputs.
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
Foreign Exchange Contracts. The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. The fair value of these instruments is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of these contracts is classified as Level 2.
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
	(In thousands)
September 30, 2016
Assets
Securities available-for-sale:
SBA loan pools securities	$1,265	$—	$1,265	$—
Private label residential mortgage-backed securities	117,112	—	117,112	—
Corporate bonds	73,596	—	73,596	—
Collateralized loan obligation	1,334,002	—	1,334,002	—
Agency mortgage-backed securities	415,613	—	415,613	—
Loans held-for-sale, carried at fair value:	498,054	—	450,406	47,648
Derivative assets (1)	15,746	—	15,746	—
Mortgage servicing rights (2)	62,676	—	—	62,676
Liabilities
Derivative liabilities (3)	4,650	—	4,650	—
December 31, 2015
Assets
Securities available-for-sale:
SBA loan pools securities	$1,504	$—	$1,504	$—
Private label residential mortgage-backed securities	1,768	—	1,768	—
Corporate bonds	26,152	—	26,152	—
Collateralized loan obligation	111,468	—	111,468	—
Agency mortgage-backed securities	692,704	—	692,704	—
Loans held-for-sale, carried at fair value:	379,155	—	360,864	18,291
Derivative assets (1)	9,042	—	9,042	—
Mortgage servicing rights (2)	49,939	—	—	49,939
Liabilities
Derivative liabilities (3)	1,067	—	1,067	—

(1)	Included in Other Assets in the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net in the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Mortgage servicing rights
Balance at beginning of period	$52,567	$34,198	$49,939	$19,082
Transfers in and (out) of Level 3 (1)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(465)	(3,097)	(14,497)	(2,087)
Additions	14,300	12,143	35,648	36,034
Sales, paydowns, and other	(3,726)	(2,407)	(8,414)	(12,192)
Balance at end of period	$62,676	$40,837	$62,676	$40,837
Loans Repurchased from Ginnie Mae Loan Pools
Balance at beginning of period	$34,251	$—	$18,291	$—
Transfers in and (out) of Level 3 (1)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(21)	—	121	—
Additions	14,445	—	35,548	—
Sales, settlements, and other	(1,027)	—	(6,312)	—
Balance at end of period	$47,648	$—	$47,648	$—

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer.
Loans repurchased from Ginnie Mae Loan pools had aggregated unpaid principal balances of $47.7 million and $18.6 million at September 30, 2016 and December 31, 2015, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at September 30, 2016 and December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
September 30, 2016
Mortgage servicing rights	$62,676	Discounted cash flow	Discount rate	8.73% to 14.50% (9.81%)
			Prepayment rate	6.00% to 52.69% (15.54%)
December 31, 2015
Mortgage servicing rights	$49,939	Discounted cash flow	Discount rate	9.00% to 18.00% (9.75%)
			Prepayment rate	6.07% to 35.01% (11.81%)
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at September 30, 2016 and December 31, 2015 included an expected loss rate of 1.58 percent and 1.85 percent, respectively. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: The Company elected to measure certain SFR mortgage loans held-for-sale under the fair value option. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	September 30, 2016			December 31, 2015
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
Loans held-for-sale, carried at fair value:
Total loans	$498,054	$479,880	$18,174	$379,155	$368,039	$11,116
Nonaccrual loans	43,194	43,551	(357)	19,576	19,955	(379)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
The assets and liabilities accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets and liabilities measured at fair value for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net revenue on mortgage banking activities:
Net gains from fair value changes	$15,686	$12,692	$16,856	$12,593
Changes in fair value due to instrument-specific credit risk were insignificant for the three and nine months ended September 30, 2016 and 2015. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income in the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held-to-maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any OTTI on securities held-to-maturity at September 30, 2016.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $16 thousand for the three months ended September 30, 2016 and 2015, and $25 thousand and $38 thousand, respectively, for the nine months ended September 30, 2016 and 2015 in All Other Expense in the Consolidated Statements of Operations.
Alternative Investments (Affordable Housing Fund Investment, SBIC, and Other Investment): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The Company also invests in certain alternative energy partnerships formed to provide sustainable energy projects that are accounted for under the equity method. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $10.3 million, $12.9 million, and $60.4 million for Affordable House Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at September 30, 2016, respectively. The Company recorded no impairment on these investments.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
Assets
Impaired loans:
Single family residential mortgage	$6,557	$—	$—	$6,557
Other real estate owned:
Single family residential	275	—	—	275
December 31, 2015
Assets
Impaired loans:
Single family residential mortgage	$3,585	$—	$—	$3,585
Commercial and industrial	1,073	—	—	1,073
Other real estate owned:
Single family residential	1,097	—	—	1,097
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Impaired loans:
Single family residential mortgage	$—	$—	$(149)	$—
Other real estate owned:
Single family residential	(109)	(16)	(74)	(15)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016
Financial assets
Cash and cash equivalents	$372,603	$372,603	$—	$—	$372,603
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	1,941,588	—	1,941,588	—	1,941,588
Securities held-to-maturity	962,315	—	996,319	—	996,319
Federal Home Loan Bank and other bank stock	69,190	—	69,190	—	69,190
Loans held-for-sale	846,844	—	808,945	47,648	856,593
Loans and leases receivable, net of ALLL	6,528,558	—	—	6,667,573	6,667,573
Accrued interest receivable	32,016	32,016	—	—	32,016
Derivative assets	15,746	—	15,746	—	15,746
Financial liabilities
Deposits	9,078,319	—	—	8,967,692	8,967,692
Advances from Federal Home Loan Bank	770,000	—	770,671	—	770,671
Other borrowings	49,903	—	50,000	—	50,000
Long term debt	176,579	—	186,079	—	186,079
Derivative liabilities	4,650	—	4,650	—	4,650
Accrued interest payable	5,502	5,502	—	—	5,502
December 31, 2015
Financial assets
Cash and cash equivalents	$156,124	$156,124	$—	$—	$156,124
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	833,596	—	833,596	—	833,596
Securities held-to-maturity	962,203	—	932,285	—	932,285
Federal Home Loan Bank and other bank stock	59,069	—	59,069	—	59,069
Loans held-for-sale	668,841	—	654,559	18,291	672,850
Loans and leases receivable, net of ALLL	5,148,861	—	—	5,244,251	5,244,251
Accrued interest receivable	22,800	22,800	—	—	22,800
Derivative assets	9,042	—	9,042	—	9,042
Financial liabilities
Deposits	6,303,085	—	—	6,010,606	6,010,606
Advances from Federal Home Loan Bank	930,000	—	929,727	—	929,727
Long term debt	261,876	—	264,269	—	264,269
Derivative liabilities	1,067	—	1,067	—	1,067
Accrued interest payable	4,234	4,234	—	—	4,234

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
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation.
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
Securities held-to-maturity:
Corporate bonds	$239,883	$16,116	$—	$255,999
Collateralized loan obligations	416,332	849	(1,488)	415,693
Commercial mortgage-backed securities	306,100	18,563	(36)	324,627
Total securities held-to-maturity	$962,315	$35,528	$(1,524)	$996,319
Securities available-for-sale:
SBA loan pool securities	$1,221	$44	$—	$1,265
Private label residential mortgage-backed securities	116,574	656	(118)	117,112
Corporate bonds	72,322	1,498	(224)	73,596
Collateralized loan obligation	1,324,592	9,676	(266)	1,334,002
Agency mortgage-backed securities	414,798	1,100	(285)	415,613
Total securities available-for-sale	$1,929,507	$12,974	$(893)	$1,941,588
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligations	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Securities available-for-sale:
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligations	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596
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

	September 30, 2016
	Securities Held-To-Maturity		Securities Available-For-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	15,000	15,075	43,500	44,504
Five to ten years	224,884	240,924	28,822	29,093
Greater than ten years	—	—	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	722,431	740,320	1,857,185	1,867,991
Total	$962,315	$996,319	$1,929,507	$1,941,588
At September 30, 2016 and December 31, 2015, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$487	$1,750	$30,105	$1,750
Gross realized losses on sales and calls of securities available-for-sale	—	—	(5)	(2)
Net realized gains on sales and calls of securities available-for-sale	$487	$1,750	$30,100	$1,748
Proceeds from sales and calls of securities available-for-sale	$232,512	$403,032	$3,783,965	$403,206
Tax expense on sales and calls of securities available-for-sale	$202	$736	$12,507	$735
Investment securities with carrying values of $234.5 million and $47.9 million as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreements, and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2016
Securities held-to-maturity:
Collateralized loan obligation	$10,001	$(55)	$181,707	$(1,433)	$191,708	$(1,488)
Commercial mortgage-backed securities	10,162	(36)	—	—	10,162	(36)
Total securities held-to-maturity	$20,163	$(91)	$181,707	$(1,433)	$201,870	$(1,524)
Securities available-for-sale:
Private label residential mortgage-backed securities	$14,938	$(116)	$290	$(2)	$15,228	$(118)
Corporate bonds	5,075	(97)	5,075	(127)	10,150	(224)
Collateralized loan obligations	114,191	(266)	—	—	114,191	(266)
Agency mortgage-backed securities	137,037	(275)	1,677	(10)	138,714	(285)
Total securities available-for-sale	$271,241	$(754)	$7,042	$(139)	$278,283	$(893)
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$190,332	$(20,946)	$—	$—	$190,332	$(20,946)
Collateralized loan obligation	411,207	(5,077)	—	—	411,207	(5,077)
Commercial mortgage-backed securities	277,351	(4,191)	—	—	277,351	(4,191)
Total securities held-to-maturity	$878,890	$(30,214)	$—	$—	$878,890	$(30,214)
Securities available-for-sale:
Private label residential mortgage-backed securities	$—	$—	$403	$(1)	$403	$(1)
Corporate bonds	26,152	(505)	—	—	26,152	(505)
Collateralized loan obligations	72,204	(282)	—	—	72,204	(282)
Agency mortgage-backed securities	599,814	(4,459)	6,832	(123)	606,646	(4,582)
Total securities available-for-sale	$698,170	$(5,246)	$7,235	$(124)	$705,405	$(5,370)
The Company did not record OTTI for investment securities for the three and nine months ended September 30, 2016 or 2015.
At September 30, 2016, the Company’s securities available-for-sale portfolio consisted of 176 securities, 30 of which were in an unrealized loss position and securities held-to-maturity consisted of 93 securities, 20 of which were in an unrealized loss position.
Overall improvement on both held-to-maturity and available-for-sale portfolios at September 30, 2016 were mainly due to tighter credit spreads at September 30, 2016 and improvement in the economic sectors for the bond issuers.

The Company monitors its securities portfolio to ensure it has adequate credit support. As of September 30, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of September 30, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.
NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	PCI Loans	Total Loans and Leases Receivable
	($ in thousands)
September 30, 2016
Commercial:
Commercial and industrial	$—	$1,526,245	$1,526,245	$4,796	$1,531,041
Commercial real estate	—	719,420	719,420	2,418	721,838
Multi-family	—	1,199,207	1,199,207	—	1,199,207
SBA	—	64,977	64,977	2,760	67,737
Construction	—	99,086	99,086	—	99,086
Lease financing	—	234,540	234,540	—	234,540
Consumer:
Single family residential mortgage	789,926	1,081,608	1,871,534	632,393	2,503,927
Green Loans (HELOC) - first liens	97,448	—	97,448	—	97,448
Green Loans (HELOC) - second liens	3,709	—	3,709	—	3,709
Other consumer	—	110,258	110,258	—	110,258
Total loans and leases	$891,083	$5,035,341	$5,926,424	$642,367	$6,568,791
Allowance for loan and lease losses					(40,233)
Loans and leases receivable, net					$6,528,558
December 31, 2015
Commercial:
Commercial and industrial	$—	$876,146	$876,146	$853	$876,999
Commercial real estate	—	718,108	718,108	9,599	727,707
Multi-family	—	904,300	904,300	—	904,300
SBA	—	54,657	54,657	3,049	57,706
Construction	—	55,289	55,289	—	55,289
Lease financing	—	192,424	192,424	—	192,424
Consumer:
Single family residential mortgage	675,960	775,263	1,451,223	699,230	2,150,453
Green Loans (HELOC) - first liens	105,131	—	105,131	—	105,131
Green Loans (HELOC) - second liens	4,704	—	4,704	—	4,704
Other consumer	113	109,568	109,681	—	109,681
Total loans and leases	$785,908	$3,685,755	$4,471,663	$712,731	$5,184,394
Allowance for loan and lease losses					(35,533)
Loans and leases receivable, net					$5,148,861

Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2016 and December 31, 2015, the NTM loans totaled $891.1 million, or 13.6 percent of total loans and leases, and $785.9 million, or 15.2 percent of total loans and leases, respectively. The total NTM portfolio increased by $105.2 million, or 13.4 percent, during the nine months ended September 30, 2016.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2016			December 31, 2015
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	112	$97,448	10.9%	121	$105,131	13.4%
Interest-only - first liens	550	780,069	87.6%	521	664,358	84.4%
Negative amortization	22	9,857	1.1%	30	11,602	1.5%
Total NTM - first liens	684	887,374	99.6%	672	781,091	99.3%
Green Loans (HELOC) - second liens	13	3,709	0.4%	16	4,704	0.6%
Interest-only - second liens	—	—	—%	1	113	0.1%
Total NTM - second liens	13	3,709	0.4%	17	4,817	0.7%
Total NTM loans	697	$891,083	100.0%	689	$785,908	100.0%
Total loans and leases		$6,568,791			$5,184,394
% of NTM to total loans and leases		13.6%			15.2%
Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At September 30, 2016 and December 31, 2015, Green Loans totaled $101.2 million and $109.8 million, respectively. At September 30, 2016 and December 31, 2015, $8.7 million and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value (LTV) ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At September 30, 2016 and December 31, 2015, interest only loans totaled $780.1 million and $664.5 million, respectively. As of September 30, 2016 and December 31, 2015, $2.7 million and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $9.9 million and $11.6 million at September 30, 2016 and December 31, 2015, respectively. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2016 and December 31, 2015, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.
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
NTM Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at September 30, 2016 by FICO scores that were obtained during the quarter ended September 30, 2016, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2015:

	September 30, 2016
	By FICO Scores Obtained During the Quarter Ended September 30, 2016			By FICO Scores Obtained During the Quarter Ended December 31, 2015			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	17	$11,070	11.4%	21	$14,041	14.4%	(4)	$(2,971)	(3.0)%
700-799	58	38,137	39.2%	56	44,924	46.1%	2	(6,787)	(6.9)%
600-699	30	33,560	34.4%	21	21,032	21.6%	9	12,528	12.8%
<600	2	2,257	2.3%	5	4,036	4.1%	(3)	(1,779)	(1.8)%
No FICO	5	12,424	12.7%	9	13,415	13.8%	(4)	(991)	(1.1)%
Totals	112	$97,448	100.0%	112	$97,448	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below presents the Company’s SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
September 30, 2016
< 61%	45	$39,237	40.3%	193	$332,619	42.6%	13	$5,785	58.7%	251	$377,641	42.6%
61-80%	52	47,442	48.6%	298	415,283	53.3%	9	4,072	41.3%	359	466,797	52.5%
81-100%	15	10,769	11.1%	29	21,009	2.7%	—	—	—%	44	31,778	3.6%
> 100%	—	—	—%	30	11,158	1.4%	—	—	—%	30	11,158	1.3%
Total	112	$97,448	100.0%	550	$780,069	100.0%	22	$9,857	100.0%	684	$887,374	100.0%
December 31, 2015
< 61%	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61-80%	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81-100%	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100%	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%

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
The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At September 30, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $2.3 million and $2.1 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and consideration of management’s determination of whether the allowance is appropriate to absorb losses in the loan and lease portfolio. The determination of the amount of the ALLL and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and considers known relevant internal and external factors that affect collectability when determining the appropriate level for the ALLL. Additions to the ALLL are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the ALLL. Recoveries of previously charged off amounts, if any, are credited to the ALLL.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$37,483	$34,787	$35,533	$29,480
Loans and leases charged off	(393)	(788)	(1,267)	(1,224)
Recoveries of loans and leases previously charged off	551	40	1,285	309
Provision for loan and lease losses	2,592	735	4,682	6,209
Balance at end of period	$40,233	$34,774	$40,233	$34,774

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and nine months ended September 30, 2016:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
ALLL:
Balance at June 30, 2016	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$—	$37,483
Charge-offs	—	—	—	—	—	(393)	—	—	—	(393)
Recoveries	224	—	—	67	—	98	157	5	—	551
Provision	(2)	1,472	1,795	144	40	722	(1,573)	(6)	—	2,592
Balance at September 30, 2016	$8,226	$5,026	$8,709	$908	$1,717	$2,967	$11,727	$953	$—	$40,233
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$—	$35,533
Charge-offs	(137)	—	—	—	—	(974)	(149)	(7)	—	(1,267)
Recoveries	224	371	—	343	—	183	157	7	—	1,285
Provision	2,289	403	2,697	(118)	187	1,563	(2,135)	(204)	—	4,682
Balance at September 30, 2016	$8,226	$5,026	$8,709	$908	$1,717	$2,967	$11,727	$953	$—	$40,233
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$665	$—	$—	$665
Collectively evaluated for impairment	8,169	5,015	8,709	889	1,717	2,967	11,045	953	—	39,464
Acquired with deteriorated credit quality	57	11	—	19	—	—	17	—	—	104
Total ending ALLL balance	$8,226	$5,026	$8,709	$908	$1,717	$2,967	$11,727	$953	$—	$40,233
Loans:
Individually evaluated for impairment	$3,397	$—	$—	$—	$—	$—	$28,593	$294	$—	$32,284
Collectively evaluated for impairment	1,522,848	719,420	1,199,207	64,977	99,086	234,540	1,940,389	113,673	—	5,894,140
Acquired with deteriorated credit quality	4,796	2,418	—	2,760	—	—	632,393	—	—	642,367
Total ending loan balances	$1,531,041	$721,838	$1,199,207	$67,737	$99,086	$234,540	$2,601,375	$113,967	$—	$6,568,791

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and nine months ended September 30, 2015:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
ALLL:
Balance at June 30, 2015	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Charge-offs	—	—	—	(29)	—	(759)	—	—	—	(788)
Recoveries	—	—	—	40	—	—	—	—	—	40
Provision	(904)	(526)	2,030	(70)	612	1,196	1,051	(411)	(2,243)	735
Balance at September 30, 2015	$5,980	$3,919	$5,710	$615	$1,191	$2,083	$14,001	$1,275	$—	$34,774
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Charge-offs	(33)	(259)	—	(84)	—	(848)	—	—	—	(1,224)
Recoveries	8	132	3	153	—	—	—	13	—	309
Provision	(905)	206	(1,472)	211	345	2,058	6,809	(1,043)	—	6,209
Balance at September 30, 2015	$5,980	$3,919	$5,710	$615	$1,191	$2,083	$14,001	$1,275	$—	$34,774
Individually evaluated for impairment	$76	$—	$—	$—	$—	$—	$436	$—	$—	$512
Collectively evaluated for impairment	5,846	3,807	5,710	596	1,191	2,083	13,548	1,275	—	34,056
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	—	206
Total ending ALLL balance	$5,980	$3,919	$5,710	$615	$1,191	$2,083	$14,001	$1,275	$—	$34,774
Loans:
Individually evaluated for impairment	$5,980	$333	$—	$8	$—	$—	$25,837	$554	$—	$32,712
Collectively evaluated for impairment	816,254	680,039	823,415	49,854	39,475	162,504	1,629,125	124,142	—	4,324,808
Acquired with deteriorated credit quality	456	10,490	—	3,123	—	—	358,488	—	—	372,557
Total ending loan balances	$822,690	$690,862	$823,415	$52,985	$39,475	$162,504	$2,013,450	$124,696	$—	$4,730,077

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs and any purchase premium or discount.

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	ALLL	Unpaid Principal Balance	Recorded Investment	ALLL
	(In thousands)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$3,416	$3,397	$—	$6,244	$6,086	$—
Commercial real estate	—	—	—	1,200	312	—
SBA	—	—	—	22	3	—
Consumer:
Single family residential mortgage	23,367	23,253	—	24,224	22,671	—
Other consumer	294	294	—	553	553	—
With an ALLL recorded:
Commercial:
Commercial and industrial	—	—	—	1,072	1,073	38
Consumer:
Single family residential mortgage	5,652	5,340	665	3,575	3,585	331
Total	$32,729	$32,284	$665	$36,890	$34,283	$369
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
September 30, 2016
Commercial:
Commercial and industrial	$3,434	$65	$65	$3,843	$183	$208
Commercial real estate	—	—	—	197	24	24
Consumer:
Single family residential mortgage	28,678	213	221	32,655	808	784
Other consumer	294	2	1	294	6	6
Total	$32,406	$280	$287	$36,989	$1,021	$1,022
September 30, 2015
Commercial:
Commercial and industrial	$6,379	$60	$64	$6,592	$247	$258
Commercial real estate	343	10	10	363	27	27
Multi-family	—	—	—	527	13	15
SBA	8	—	—	8	—	—
Consumer:
Single family residential mortgage	26,028	317	315	24,668	706	701
Other consumer	554	4	4	381	8	9
Total	$33,312	$391	$393	$32,539	$1,001	$1,010

Nonaccrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	September 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $0 at September 30, 2016 and December 31, 2015	11,390	23,833	35,223	14,703	30,426	45,129
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	September 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$4,577	$4,577	$—	$4,383	$4,383
Commercial real estate	—	—	—	—	1,552	1,552
Multi-family	—	—	—	—	642	642
SBA	—	334	334	—	422	422
Lease financing	—	2,295	2,295	—	598	598
Consumer:
Single family residential mortgage	2,701	15,394	18,095	4,615	22,615	27,230
Green Loans (HELOC) - first liens	8,689	—	8,689	10,088	—	10,088
Other consumer	—	1,233	1,233	—	214	214
Total nonaccrual loans and leases	$11,390	$23,833	$35,223	$14,703	$30,426	$45,129

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2016, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	September 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$5,882	$332	$2,701	$8,915	$781,011	$789,926
Green Loans (HELOC) - first liens	—	7,694	—	7,694	89,754	97,448
Green Loans (HELOC) - second liens	—	—	—	—	3,709	3,709
Other consumer	—	—	—	—	—	—
Total NTM loans	5,882	8,026	2,701	16,609	874,474	891,083
Traditional loans and leases:
Commercial:
Commercial and industrial	2,015	50	3,436	5,501	1,520,744	1,526,245
Commercial real estate	—	—	—	—	719,420	719,420
Multi-family	—	—	—	—	1,199,207	1,199,207
SBA	2	6	267	275	64,702	64,977
Construction	—	—	—	—	99,086	99,086
Lease financing	3,624	1,094	2,184	6,902	227,638	234,540
Consumer:
Single family residential mortgage	11,826	2,735	13,113	27,674	1,053,934	1,081,608
Other consumer	3,687	107	1,126	4,920	105,338	110,258
Total traditional loans and leases	21,154	3,992	20,126	45,272	4,990,069	5,035,341
PCI loans:
Commercial:
Commercial and industrial	—	—	164	164	4,632	4,796
Commercial real estate	—	—	—	—	2,418	2,418
SBA	515	—	575	1,090	1,670	2,760
Consumer:
Single family residential mortgage	31,109	7,489	5,406	44,004	588,389	632,393
Total PCI loans	31,624	7,489	6,145	45,258	597,109	642,367
Total	$58,660	$19,507	$28,972	$107,139	$6,461,652	$6,568,791

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

Troubled Debt Restructurings
A modification of a loan constitutes a troubled debt restructuring (TDR) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
For the Company’s new TDRs, there was 1 modification through bankruptcy discharge for the three months ended September 30, 2016. For the nine months ended September 30, 2016, there were 17 modifications through interest rate changes, extension of maturities, and deferrals of principal payments for loans with an aggregate principal of $4.3 million, 17 modifications through interest rate changes and extension of maturities for loans with an aggregate principal of $4.3 million, 1 modification through extension of maturity and deferral of principal payments for a loan with a principal of $507 thousand, 2 modifications through interest rate change for a loan with an aggregate principal of $146 thousand, 3 modifications through extension of maturities for loans with an aggregate principal of $273 thousand, and 1 modification through bankruptcy discharge for a loan with a principal of $519 thousand. There were 13 and 15 modifications through bankruptcy discharges for the three and nine months ended September 30, 2015, respectively. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the three and nine months ended September 30, 2016:

	Three Months Ended			Nine Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
September 30, 2016
Consumer:
Single family residential mortgage	1	$522	$519	41	$10,070	$10,067
Total	1	$522	$519	41	$10,070	$10,067
September 30, 2015
Consumer:
Single family residential mortgage	12	$4,258	$4,205	14	$5,688	$5,635
Other consumer	1	261	260	1	261	260
Total	13	$4,519	$4,465	15	$5,949	$5,895
For the three and nine months ended September 30, 2016, there were 3 and 5 loans, respectively, with an aggregate principal of $789 thousand and $1.1 million, respectively, that were modified as TDRs during the past 12 months that had payment defaults during the period. For the three and nine months ended September 30, 2015, there were no loans that were modified as TDRs during the past 12 months that had payment defaults during the period.
TDR loans consist of the following as of the dates indicated:

	September 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
SBA	$—	$—	$—	$—	$3	$3
Consumer:
Single family residential mortgage	862	8,281	9,143	1,015	5,841	6,856
Green Loans (HELOC) - first liens	2,243	—	2,243	2,400	—	2,400
Green Loans (HELOC) - second liens	294	—	294	553	—	553
Total	$3,399	$8,281	$11,680	$3,968	$5,844	$9,812
The Company did not have any commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2016 and December 31, 2015.

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
Pass: Loans and leases classified as pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful”.
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
Doubtful: Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
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

The following table presents the risk categories for total loans and leases as of September 30, 2016:

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$785,419	$1,806	$2,701	$—	$—	$789,926
Green Loans (HELOC) - first liens	86,749	2,010	8,689	—	—	97,448
Green Loans (HELOC) - second liens	3,709	—	—	—	—	3,709
Other consumer	—	—	—	—	—	—
Total NTM loans	875,877	3,816	11,390	—	—	891,083
Traditional loans and leases:
Commercial:
Commercial and industrial	1,514,194	852	11,118	81	—	1,526,245
Commercial real estate	714,884	1,791	2,745	—	—	719,420
Multi-family	1,199,207	—	—	—	—	1,199,207
SBA	64,596	—	381	—	—	64,977
Construction	97,557	1,529	—	—	—	99,086
Lease financing	232,186	—	2,354	—	—	234,540
Consumer:
Single family residential mortgage	1,059,199	4,855	17,554	—	—	1,081,608
Other consumer	108,976	49	1,233	—	—	110,258
Total traditional loans and leases	4,990,799	9,076	35,385	81	—	5,035,341
PCI loans:
Commercial:
Commercial and industrial	13	4,052	731	—	—	4,796
Commercial real estate	703	509	1,206	—	—	2,418
SBA	1,290	—	1,470	—	—	2,760
Consumer:
Single family residential mortgage	—	—	127	—	632,266	632,393
Total PCI loans	2,006	4,561	3,534	—	632,266	642,367
Total	$5,868,682	$17,453	$50,309	$81	$632,266	$6,568,791

The following table presents the risk categories for total loans and leases as of December 31, 2015:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$660,683	$11,731	$3,546	$—	$—	$675,960
Green Loans (HELOC) - first liens	87,967	2,329	14,835	—	—	105,131
Green Loans (HELOC) - second liens	4,704	—	—	—	—	4,704
Other consumer	113	—	—	—	—	113
Total NTM loans	753,467	14,060	18,381	—	—	785,908
Traditional loans and leases:
Commercial:
Commercial and industrial	860,993	3,175	11,978	—	—	876,146
Commercial real estate	707,238	4,788	6,082	—	—	718,108
Multi-family	901,578	403	2,319	—	—	904,300
SBA	53,078	1,132	447	—	—	54,657
Construction	55,289	—	—	—	—	55,289
Lease financing	190,976	—	1,448	—	—	192,424
Consumer:
Single family residential mortgage	738,196	12,301	24,766	—	—	775,263
Other consumer	109,206	148	214	—	—	109,568
Total traditional loans and leases	3,616,554	21,947	47,254	—	—	3,685,755
PCI loans:
Commercial:
Commercial and industrial	54	—	799	—	—	853
Commercial real estate	5,621	523	3,455	—	—	9,599
SBA	988	—	2,061	—	—	3,049
Consumer:
Single family residential mortgage	—	—	139	—	699,091	699,230
Total PCI loans	6,663	523	6,454	—	699,091	712,731
Total	$4,376,684	$36,530	$72,089	$—	$699,091	$5,184,394

Purchases, Sales, and Transfers
The following table presents loans and leases purchased, sold and transferred from (to) held-for-sale by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations and PCI loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	Purchases	Sales	Transfers from (to) Held-For-Sale	Purchases	Sales	Transfers from (to) Held-For-Sale
	(In thousands)
September 30, 2016
Commercial:
Commercial and industrial	$—	$—	$(169)	$—	$—	$(169)
Commercial real estate	—	—	(2,228)	—	—	(2,228)
Multi-family	—	—	(66,806)	—	—	(66,806)
Lease financing	23,639	(8,985)	—	88,913	(19,741)	—
Consumer:
Single family residential mortgage	—	(21,039)	(30,988)	—	(21,039)	(85,283)
Total	$23,639	$(30,024)	$(100,191)	$88,913	$(40,780)	$(154,486)
September 30, 2015
Commercial:
Commercial and industrial	$—	$—	$(952)	$—	$—	$(4,992)
Commercial real estate	—	—	(370)	—	—	(39,997)
Multi-family	—	—	—	—	(242,087)	—
Lease financing	36,728	—	—	88,404	—	—
Consumer:
Single family residential mortgage	—	—	2,182	49,488	—	479,083
Total	$36,728	$—	$860	$137,891	$(242,087)	$434,094

Purchased Credit Impaired Loans
The Company has acquired loans through business combinations and purchases of loan pools for which there was evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected (referred to as PCI loans). The following table presents the outstanding balance and carrying amount of PCI loans as of the dates indicated:

	September 30, 2016		December 31, 2015
	Outstanding	Carrying	Outstanding	Carrying
	Balance	Amount	Balance	Amount
	(In thousands)
Commercial:
Commercial and industrial	$5,088	$4,796	$1,001	$853
Commercial real estate	3,531	2,418	11,255	9,599
SBA	3,839	2,760	4,033	3,049
Consumer:
Single family residential mortgage	687,689	632,393	764,814	699,230
Total	$700,147	$642,367	$781,103	$712,731
The following table presents a summary of accretable yield, or income expected to be collected, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$184,078	$84,871	$205,549	$92,301
New loans purchased	—	30,066	23,568	36,397
Accretion of income	(9,645)	(5,745)	(29,125)	(15,761)
Changes in expected cash flows	(40)	(134)	(18,826)	(287)
Disposals	(27,693)	(12,307)	(34,466)	(15,899)
Balance at end of period	$146,700	$96,751	$146,700	$96,751
The decreases in expected cash flows for the three and nine months ended September 30, 2016 were not related to credit quality of PCI loans.
The Company completed one bulk loan acquisition during the nine months ended September 30, 2016 with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at the acquisition date. The Company determined that all loans in this acquisition reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected.
The Company completed two and three bulk loan acquisitions, respectively, during the three and nine months ended September 30, 2015 with unpaid principal balances and fair values of $145.5 million and $138.8 million, respectively, for the three months ended September 30, 2015, and $228.0 million and $218.6 million, respectively, for the nine months ended September 30, 2015, at the acquisition date. The Company determined that certain of the loans in this acquisition reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of PCI loans in this transaction, at the date of acquisition, were $145.5 million and $138.8 million, respectively, for the three months ended September 30, 2015, and $177.1 million and $169.1 million, respectively, for the nine months ended September 30, 2015.
The Company sold a portion of PCI loans with unpaid principal balances and carrying values of $98.3 million and $82.4 million, respectively, and recognized $4.4 million net gain on sale of loans from the transaction during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $40.9 million and $25.0 million, respectively, and recognized $5.9 million net gain on sale of loans from the transaction.

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
Income (loss) from servicing rights was $2.1 million and $(2.3) million, respectively, for the three months ended September 30, 2016 and 2015, and $(6.5) million and $(689) thousand, respectively, for the nine months ended September 30, 2016 and 2015. The Company recognized losses on the fair value and runoff of servicing rights of $4.2 million and $5.5 million, respectively, for the three months ended September 30, 2016 and 2015, and $22.9 million and $8.6 million, respectively, for the nine months ended September 30, 2016 and 2015. These decreases were partially offset by increases in servicing fees. The Company recognized servicing fees of $6.3 million and $3.3 million, respectively, for the three months ended September 30, 2016 and 2015, and $16.4 million and $7.9 million, respectively, for the nine months ended September 30, 2016 and 2015. The decrease in fair value of servicing rights was due to generally lower interest rates and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained. These amounts are reported in Loan Servicing Income (Loss) in the Consolidated Statements of Operations.
During the three months ended September 30, 2016, the Company entered into a flow-agreement establishing general terms for the purchase and sale to a third party MSR investor in connection with future residential mortgage loan sales to GSEs. The flow-agreement will allow the Company to sell its MSRs to a third party MSR investor contemporaneous with the Company’s sales of its servicing retained residential mortgages to the GSEs. Accordingly, entering into the flow-agreement will reduce the impact of volatility associated with the Company's MSRs by allowing the Company to sell its MSRs immediately, thus reducing the Company's exposure to market and other conditions in the future.
On February 1, 2017, the Company and the third party MSR investor agreed to suspend MSR flow sales due to Company announcements concerning the Special Committee investigation and management changes at the Company. The Company is currently exploring options for selling MSRs contemporaneously with the sale of SFR mortgage loans to the GSEs as well as the Company’s existing MSRs.
The following table presents a composition of servicing rights as of the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Mortgage servicing rights, at fair value	$62,676	$49,939
SBA servicing rights, at cost	1,167	788
Total	$63,843	$50,727
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at September 30, 2016 and December 31, 2015 was $7.27 billion and $4.77 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $60.1 million and $21.1 million at September 30, 2016 and December 31, 2015, respectively.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs as of the dates indicated:

	September 30, 2016	December 31, 2015
	($ in thousands)
Fair value of retained MSRs	$62,676	$49,939
Discount rate	9.81%	9.75%
Constant prepayment rate	15.54%	11.81%
Weighted-average life	5.29 years	6.48 years

The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$52,567	$34,198	$49,939	$19,082
Additions	14,300	12,143	35,648	36,034
Changes in fair value resulting from valuation inputs or assumptions	(465)	(3,097)	(14,497)	(2,087)
Sales of servicing rights	—	—	(3)	(5,862)
Other	(3,726)	(2,407)	(8,411)	(6,330)
Balance at end of period	$62,676	$40,837	$62,676	$40,837
SBA Servicing Rights
The Company used a discount rate of 7.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$1,083	$744	$788	$484
Additions	122	132	505	471
Amortization, including prepayments	(38)	(67)	(126)	(146)
Balance at end of period	$1,167	$809	$1,167	$809

NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$429	$50	$1,097	$423
Additions	540	—	844	534
Sales and net direct write-downs	(678)	—	(1,641)	(885)
Net change in valuation allowance	(16)	(16)	(25)	(38)
Balance at end of period	$275	$34	$275	$34
The following table presents the activity in the OREO valuation allowance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$79	$54	$70	$32
Additions	16	16	25	38
Net direct write-downs and removals from sale	(79)	—	(79)	—
Balance at end of period	$16	$70	$16	$70
The following table presents expenses related to foreclosed assets included in All Other Expenses in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net gain (loss) on sales	$(93)	$—	$(49)	$23
Operating expenses, net of rental income	—	—	—	—
Total	$(93)	$—	$(49)	$23
The Company did not provide loans for sale of OREO during the three and nine months ended September 30, 2016 or 2015.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At September 30, 2016, the Company had goodwill of $39.2 million related to the following acquisitions: Banco Popular North America's Southern California branches (BPNA branches), RenovationReady, CS Financial, Inc. (CS Financial), The Private Bank of California (PBOC), and Beach Business Bank (Beach).
The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair values of the reporting units are less than their carrying amounts. The assessment of qualitative factors at the most recent Measurement Date indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed.
During the nine months ended September 30, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the acquisition of BPNA branches of $258 thousand, as these deposits were transferred in connection with the branch sale to AUB.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of September 30, 2016, the weighted average remaining amortization period for core deposit intangibles was approximately 6.8 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of September 30, 2016, the remaining amortization period for customer relationship intangible was approximately 2.3 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2016
Core deposit intangibles	$30,904	$16,662	$14,242
Customer relationship intangible	670	357	313
Trade name intangibles	780	—	780
December 31, 2015
Core deposit intangibles	$30,904	$12,939	$17,965
Customer relationship intangible	670	257	413
Trade name intangibles	780	—	780
Aggregate amortization of intangible assets was $1.2 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $3.8 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively. The following table presents estimated future amortization expenses as of September 30, 2016:

	Remainder of 2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Estimated future amortization expense	$1,124	$4,066	$3,205	$2,202	$3,958	$14,555
The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at September 30, 2016. See Note 20 for additional information.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At September 30, 2016, $700.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.40 percent to 1.61 percent with a weighted average interest rate of 0.54 percent and $70.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.38 percent. At December 31, 2015, $200.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.50 percent to 1.61 percent with a weighted average interest rate of 0.89 percent, and $730.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2016 and December 31, 2015, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.79 billion and $3.38 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $43.3 million and $39.2 million at September 30, 2016 and December 31, 2015, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $2.24 billion at September 30, 2016.
The Bank maintained a line of credit of $148.2 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $7.8 million and securities with a carrying value of $158.7 million with no outstanding borrowings at September 30, 2016. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at September 30, 2016. The Bank also maintained unused uncommitted repurchase agreements and had no outstanding securities sold under agreements to repurchase at September 30, 2016 and December 31, 2015. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
Banc of California, Inc. maintains a line of credit of $75.0 million with an unaffiliated financial institution. The line has a maturity date of April 18, 2017 and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had $50.0 million of outstanding borrowings under this line of credit at September 30, 2016. On November 29, 2016, the Company received, from the administrative agent and the lenders under the Company’s line of credit agreement, a waiver of the requirement under the credit agreement that the Company deliver its consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2016 (the September 30, 2016 Financial Statements) to the administrative agent within 60 days after that date. The waiver effectively extended the time for delivering the September 30, 2016 Financial Statements to January 26, 2017. On January 25, 2017, the Company and the administrative agent and lenders under the credit agreement entered into an amendment to the line of credit agreement that further extended the time for the Company to deliver the September 30, 2016 Financial Statements to March 1, 2017.

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
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital in the Consolidated Statements of Financial Condition. The Amortizing Note component is recorded in Long Term Debt in the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the debt component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the Amortizing Notes. See Note 15 for additional information.

NOTE 11 – INCOME TAXES
For the three months ended September 30, 2016 and 2015, income tax (benefit) expense was $(1.2) million and $9.3 million, respectively, and the effective tax rate was (3.5) percent and 38.9 percent, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $30.3 million and $30.3 million, respectively, and the effective tax rate was 27.0 percent and 41.3 percent, respectively. The Company’s effective tax rate was lower in 2016 periods due to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of approximately $19.4 million. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $408 thousand and $11.3 million at September 30, 2016 and December 31, 2015, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2013.The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2012 (other state income and franchise tax statutes of limitations vary by state).
ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of affordable housing fund investments is reported within income tax expense. See Note 1 for additional information.

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
During the three and nine months ended September 30, 2016, the Bank originated $1.52 billion and $3.82 billion, respectively, and sold $1.46 billion and $3.74 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $44.9 million and 2.95 percent, respectively, and loan origination fees were $5.3 million for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the net gain and margin were $113.5 million and 2.97 percent, respectively, and loan origination fees were $14.1 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $13.7 million and $34.6 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and nine months ended September 30, 2016, respectively.
During the three and nine months ended September 30, 2015, the Bank originated $1.13 billion and $3.40 billion, respectively, and sold $1.19 billion and $3.33 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $32.9 million and 2.92 percent, respectively, and loan origination fees were $4.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the net gain and margin were $102.1 million and 3.00 percent, respectively, and loan origination fees were $12.2 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $11.6 million and $35.1 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and nine months ended September 30, 2015, respectively.
Mortgage Loan Repurchase Obligations
In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases was $1.2 million and $716 thousand for the three months ended September 30, 2016 and 2015, respectively, and $2.5 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $1.2 million and $537 thousand for the three months ended September 30, 2016 and 2015, respectively, and $2.9 million and $1.6 million for nine months ended September 30, 2016 and 2015, respectively, against net revenue on mortgage banking activities, with the balance of the provision (reversal) for loan repurchase reserve recorded in noninterest expense of $49 thousand and $179 thousand for the three months ended September 30, 2016 and 2015, respectively, and $(451) thousand and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$10,438	$9,411	$9,700	$8,303
Provision for loan repurchases	1,241	716	2,471	3,617
Utilization of reserve for loan repurchases	(310)	(1,029)	(802)	(2,822)
Balance at end of period	$11,369	$9,098	$11,369	$9,098
In addition to the reserve for losses on repurchased loans at September 30, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved for at September 30, 2016.

NOTE 13 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with its risk management policies. The Company utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.
Derivative Instruments Related to Mortgage Banking Activities: In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held-for-sale with forward loan sale contracts and TBA mortgage-backed securities trades . Forward contracts on loan sale commitments, TBA mortgage-based securities trades, and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations. The fair value of resulting derivative assets and liabilities are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, in the Consolidated Statements of Financial Condition.
The net losses relating to these derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations, were $4.7 million and $2.7 million, respectively, for the three months ended September 30, 2016 and 2015, and $16.0 million and $5.4 million, respectively, for the nine months ended September 30, 2016 and 2015.
Interest Rate Swaps on Deposits and Other Borrowings: On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits and borrowings. During the nine months ended September 30, 2016, the Company terminated the interest rate swaps of $50.0 million that were entered into on September 30, 2013.
During the year ended December 31, 2015, the Company exited the underlying hedged items related to interest rate swaps designated as cash flow hedges. As a result, the Company discontinued hedge accounting related to these interest rate swaps, and reclassified the fair value of the derivatives from AOCI into earnings. At September 30, 2015, the fair value of these derivative instruments discontinued from hedge accounting was $918 thousand, which was reclassified into earnings. During the nine months ended September 30, 2016, the Company recognized a total loss of $576 thousand related to these derivatives in Other Income in the Consolidated Statements of Operations.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. For the three and nine months ended September 30, 2016, changes in fair value recorded in Other Income in the Consolidated Statements of Operations were $65 thousand.

The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$521,547	$15,200	$262,135	$7,343
Mandatory forward commitments	138,400	140	468,740	1,130
Interest rate swaps on deposits and other borrowings	—	—	25,000	331
Interest rate swaps and cap on loans with customers	27,140	285	27,467	238
Foreign exchange contracts	10,430	121	—	—
Total included in assets	$697,517	$15,746	$783,342	$9,042
Included in liabilities:
Interest rate lock commitments	$21,775	$109	$16,790	$88
Mandatory forward commitments	999,041	3,624	215,272	300
Interest rate swaps on deposits and other borrowings	25,000	576	50,000	441
Interest rate swaps and caps on loans with correspondent bank	27,140	285	27,467	238
Foreign exchange contracts	10,366	56	—	—
Total included in liabilities	$1,083,322	$4,650	$309,529	$1,067
The Company has entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. However, the Company elected to account for all derivatives with counterparty institutions on a gross basis. There was no cash collateral received against derivative assets at September 30, 2016 and December 31, 2015. Cash collateral pledged against derivative liabilities recorded in Other Assets in Consolidated Statements of Financial Condition were $660 thousand and $590 thousand at September 30, 2016 and December 31, 2015, respectively.
NOTE 14 – EMPLOYEE STOCK COMPENSATION
Share-based Compensation Expense
For the three months ended September 30, 2016 and 2015, share-based compensation expense on stock options and restricted stock awards and units was $2.8 million and $2.4 million, respectively, and the related tax benefits were $1.2 million and $991 thousand, respectively. For the nine months ended September 30, 2016 and 2015, share-based compensation expense on stock options and restricted stock awards and units was $8.5 million and $6.6 million, respectively, and the related tax benefits were $3.5 million and $2.8 million, respectively. Share-based compensation expense on stock appreciation rights was $2 thousand and $116 thousand, respectively, and the related tax benefits were $1 thousand and $48 thousand, respectively, for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, share-based compensation expense on stock appreciation rights was $17 thousand and $188 thousand, respectively, and the related tax benefits were $7 thousand and $79 thousand, respectively.
The Company issues stock-based compensation awards to its directors and employees from the 2013 Omnibus Plan. The 2013 Omnibus Plan provides that the aggregate number of shares of the Company's common stock that may be subject to awards will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of September 30, 2016, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,525,337 shares were available for future awards.
The Company established the SECT to fund future employee stock compensation and benefit obligations of the Company during the three months ended September 30, 2016. There were no shares funded out of the SECT during the three months ended September 30, 2016. See Note 15 for additional information.

Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of September 30, 2016:

	September 30, 2016
	Unrecognized Expense	Average Remaining Expected Recognition Period
	($ in thousands)
Stock option awards	$1,409	3.8 years
Restricted stock awards and restricted stock units	13,539	2.7 years
Stock appreciation rights	4	0.6 years
Total	$14,952	2.8 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years.
The following table represents stock option activity as of and for the three months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,109,257	$13.84	8.3 years	$4,714
Granted	—	$—	0.0 years
Cash settled	—	$—	0.0 years
Exercised	(51,666)	$11.48	6.3 years
Forfeited	(89,000)	$14.22	7.2 years
Expired	—	$—	0.0 years
Outstanding at end of period	968,591	$13.95	8.5 years	$3,417
Exercisable at end of period	442,989	$12.67	6.6 years	$2,120
The following table represents stock option activity as of and for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	960,879	$12.86	6.9 years	$796
Granted	320,000	$16.78	9.4 years
Cash settled	(55,826)	$14.33	2.1 years
Exercised	(51,666)	$11.48	8.6 years
Forfeited	(202,743)	$13.84	4.9 years
Expired	(2,053)	$13.88	0.0 years
Outstanding at end of period	968,591	$13.95	8.4 years	$3,417
Exercisable at end of period	442,989	$12.67	6.6 years	$2,120

The following table represents changes in unvested stock options as of and for the three and nine months ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	642,278	$14.78	566,266	$12.99
Granted	—	$—	320,000	$16.78
Vested	(33,926)	$12.38	(164,171)	$12.83
Forfeited	(82,750)	$14.30	(196,493)	$13.86
Outstanding at end of period	525,602	$15.01	525,602	$15.01
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
The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three and nine months ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,514,631	$15.47	1,516,361	$12.40
Granted (1)	114,378	$18.32	1,605,941	$11.36
Vested	(62,231)	$13.05	(651,129)	$13.07
Forfeited (1)	(132,021)	$15.12	(1,036,416)	$14.17
Outstanding at end of period	1,434,757	$15.85	1,434,757	$15.85

(1)
The number of granted shares includes aggregate performance-based shares of 0 and 602,671, respectively, for the three and nine months ended September 30, 2016. The number of forfeited shares includes aggregate performance-based shares of 0 and 615,223, respectively, for the three and nine months ended September 30, 2016. The grant date fair value of the performance-based shares are not considered for the weighted average grant date fair value per share. These awards are linked to certain performance conditions relating to profitability and regulatory standing and actual amounts of stock released upon vesting will be determined by the Compensation, Nominating, and Corporate Governance Committee upon the Committee's certification of the satisfaction of the target level of performance.

Stock Appreciation Rights
On August 21, 2012, the Company granted to its then- (now former) chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share with one-third of the Initial SAR being vested on the grant date and the remaining amount vesting over a period of 2 years. The Initial SAR entitles the former chief executive officer to dividend equivalent rights and originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) were issued to the former chief executive officer upon certain stock issuances by the Company, as described below. On March 24, 2016, concurrent with entering into a new employment agreement with the Company, the former chief executive officer entered into a letter agreement that eliminated this anti-dilution provision of the Initial SAR. Under the terms of the March 24, 2016 letter agreement, in consideration of the removal of the anti-dilution provision of the Initial SAR, the Company granted Mr. Sugarman a onetime performance based restricted stock award with an aggregate grant date fair market value of $5.0 million, which would vest in full on March 24, 2017, but was also subject to restrictions on sale or transfer through March 24, 2021. As more fully described in Note 22, in connection with Mr. Sugarman’s resignation as the Company’s chief executive officer on January 23, 2017, all unvested equity awards (including any unvested SARs) immediately vested and became free of all restrictions. In addition, the SARs continued (and continue) to remain exercisable for their full terms, with dividend equivalent rights of the SARs also continuing in effect during their full terms.
As described more fully in the SAR agreement, the original anti-dilution provision of the Initial SAR did not apply to certain issuances of the Company’s common stock for compensatory purposes, but did apply to certain other issuances of the Company’s common stock, including the issuances of common stock to raise capital. Pursuant to this anti-dilution provision, the Company issued Additional SARs to the former chief executive officer with a base price determined as of each date of issuance, but otherwise with the same terms and conditions as the Initial SAR, except for an Additional SAR granted relating to a public offering of the Company’s tangible equity units (TEU) on May 21, 2014 that has different terms (Additional TEU SAR).
Regarding the Additional TEU SAR, the TEU contains a prepaid stock purchase contract (Purchase Contract) that can be settled in shares of the Company’s voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment) as more fully described under Note 15. The Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR are subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract is less than the initial maximum settlement rate. By its original terms, the Additional TEU SAR was to vest in full on May 15, 2017 or accelerate in vesting upon early settlement of a Purchase Contract at the holders' option, and until it vested, the Additional TEU SAR was to have no dividend equivalent rights and the shares underlying the Additional TEU SAR were subject to forfeiture.
The following table represents SARs activity as of and for the three months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,559,240	$11.60	6.4 years	$10,132
Granted	—	$—	0.0 years
Exercised	—	$—	0.0 years
Forfeited	(193)	$10.09	5.9 years
Outstanding at end of period	1,559,047	$11.60	5.9 years	$9,132
Exercisable at end of period	1,550,978	$11.61	5.9 years	$9,073
The following table represents SARs activity as of and for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,561,681	$11.60	6.6 years	$4,716
Granted	—	$—	0.0 years
Exercised	—	$—	0.0 years
Forfeited	(2,634)	$10.09	5.9 years
Outstanding at end of period	1,559,047	$11.60	5.9 years	$9,132
Exercisable at end of period	1,550,978	$11.61	5.9 years	$9,073
The following table represents changes in unvested SARs as of and for the three and nine months ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	9,366	$10.09	25,963	$10.09
Granted	—	$—	—	$—
Vested	(1,104)	$10.09	(15,260)	$10.09
Forfeited	(193)	$10.09	(2,634)	$10.09
Outstanding at end of period	8,069	$10.09	8,069	$10.09

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
On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company (and resigned from those and all other positions with the Company and the Bank on January 23, 2017, as more fully described in Note 22), to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. Subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock were transferred to Steven A. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock were transferred to Jeffrey T. Seabold, Executive Vice President and Vice-Chair. These warrants vested in tranches, with each tranche being exercisable for five years after the tranche's vesting date. With respect to the warrants transferred to Steven A. Sugarman, 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred to Mr. Seabold, 95,000 shares vested on January 1, 2011; 130,000 shares vested on each of April 1 and July 1, 2011, and 80,000 shares vested on October 1, 2011.
On August 17, 2016, Steven A. Sugarman and his spouse through their living trust transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. The living trust transferred the warrants in consideration for certain consulting services Jason Sugarman previously rendered to COR Advisors LLC. The transferred warrants are last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrant. Under the irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. As of September 30, 2016, based on Jason Sugarman’s irrevocable election, warrants to purchase 50,000 shares had been exercised, resulting in an issuance of 25,051 shares of the Company's voting common stock.
Steven A. Sugarman and his spouse through the living trust continue to hold warrants to purchase 480,000 shares, which are last exercisable on September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 for 90,000, 130,000, 130,000 and 130,000 shares respectively.
On December 8, 2015, March 9, 2016, June 17, 2016, and September 30, 2016, Mr. Seabold exercised his warrants with respect to 95,000, 130,000, 130,000, and 80,000 shares, respectively, using cashless (net) exercises, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355, 53,711, 70,775, and 40,081, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04, $8.90, $8.84, and $8.80 per share, respectively. As a result of these exercises, as of September 30, 2016, Mr. Seabold no longer holds warrants to purchase shares of non-voting common stock.
Under the terms of the respective warrants, the warrants are exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for the warrants was $8.80 per share as of September 30, 2016. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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
On May 11, 2016, the Company issued and sold 5,250,000 shares of its voting common stock in an underwritten public offering for gross proceeds of approximately $100.0 million.

Stock Employee Compensation Trust
On August 3, 2016, the Company and Evercore Trust Company, N.A., as trustee, established the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) to fund future employee compensation and benefit obligations of the Company using the Company’s common stock. On August 3, 2016, pursuant to a Common Stock Purchase Agreement between the Company and the SECT, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT will release the shares over the term of the SECT to satisfy certain compensatory and benefit obligations of the Company under certain stock and other employee benefit plans of the Company and its subsidiaries, as the promissory note is paid down through allocations of available shares as directed by the Company, dividends on the shares received by the SECT or other earnings of the SECT. As the shares are released from the SECT and allocated to the plans, the Company recognizes compensation expense based on the fair value of the shares on the grant date. The unallocated shares of the Company's common stock held by the SECT are not included in calculating the Company's earnings per share. All shares held by the SECT were unallocated at September 30, 2016. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The SECT will terminate on January 1, 2032 or any earlier date on which the promissory note is paid in full. The Board of Directors may also terminate the SECT at any earlier time, and the SECT will terminate automatically upon the Company giving the trustee notice of a change of control of the Company.
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

	September 30, 2016			December 31, 2015
	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
	($ in thousands)
Series A Non-cumulative perpetual	—	$—	$—	32,000	$32,000	$31,934
Series B Non-cumulative perpetual	—	—	—	10,000	10,000	10,000
Series C 8.00% non-cumulative perpetual	40,250	40,250	37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	—	—	—
Total	280,250	$280,250	$269,071	197,250	$197,250	$190,750
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
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of September 30, 2016, a total of 1,337,544 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 5,946,170 shares of voting common stock. As of September 30, 2016, 42,456 Purchase Contracts remained outstanding.
Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of September 30, 2016 and December 31, 2015, the Amortizing Notes, net of unamortized discounts, totaled $3.9 million and $7.5 million, respectively, net of unamortized discounts, and were included in Long Term Debt in the Consolidated Statements of Financial Condition.

Change in Accumulated Other Comprehensive Income
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale and unrealized gain on cash flow hedge. Changes to AOCI are presented net of tax effect as a component of equity. Reclassifications from AOCI are recorded in the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended			Nine Months Ended
	Securities Available-for-Sale	Cash Flow Hedge	Total	Securities Available-for-Sale	Cash Flow Hedge	Total
	(In thousands)
September 30, 2016
Unrealized gain (loss)
Balance at beginning of period	$2,683	$—	$2,683	$(2,995)	$—	$(2,995)
Unrealized gain arising during the period	7,979	—	7,979	47,353	—	47,353
Reclassification adjustment from other comprehensive income	(487)	—	(487)	(30,100)	—	(30,100)
Tax effect of current period changes	(3,110)	—	(3,110)	(7,193)	—	(7,193)
Total changes, net of taxes	4,382	—	4,382	10,060	—	10,060
Balance at end of period	$7,065	$—	$7,065	$7,065	$—	$7,065
September 30, 2015
Unrealized gain (loss)
Balance at beginning of period	$456	$96	$552	$509	$(136)	$373
Unrealized gain (loss) arising during the period	3,697	(1,084)	2,613	3,607	(683)	2,924
Reclassification adjustment from other comprehensive income	(1,750)	918	(832)	(1,748)	918	(830)
Tax effect of current period changes	(818)	70	(748)	(783)	(99)	(882)
Total changes, net of taxes	1,129	(96)	1,033	1,076	136	1,212
Balance at end of period	$1,585	$—	$1,585	$1,585	$—	$1,585

NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
September 30, 2016
Banc of California, Inc.
Total risk-based capital	$934,025	12.79%	$584,271	8.00%	N/A	N/A
Tier 1 risk-based capital	915,667	12.54%	438,203	6.00%	N/A	N/A
Common equity tier 1 capital	646,596	8.85%	328,653	4.50%	N/A	N/A
Tier 1 leverage	915,667	8.47%	432,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,045,109	14.38%	$581,601	8.00%	$727,001	10.00%
Tier 1 risk-based capital	1,005,233	13.83%	436,200	6.00%	581,601	8.00%
Common equity tier 1 capital	1,005,233	13.83%	327,150	4.50%	472,550	6.50%
Tier 1 leverage	1,005,233	9.31%	431,831	4.00%	539,789	5.00%
December 31, 2015
Banc of California, Inc.
Total risk-based capital	$635,291	11.18%	$454,515	8.00%	N/A	N/A
Tier 1 risk-based capital	608,644	10.71%	340,887	6.00%	N/A	N/A
Common equity tier 1 capital	417,894	7.36%	255,665	4.50%	N/A	N/A
Tier 1 leverage	608,644	8.07%	301,761	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$763,522	13.45%	$454,192	8.00%	$567,739	10.00%
Tier 1 risk-based capital	725,922	12.79%	340,644	6.00%	454,192	8.00%
Common equity tier 1 capital	725,922	12.79%	255,483	4.50%	369,031	6.50%
Tier 1 leverage	725,922	9.64%	301,232	4.00%	376,540	5.00%
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

NOTE 17 – VARIABLE INTEREST ENTITIES
The Company holds ownership interests in alternative energy partnerships and SECT. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest.
Unconsolidated VIEs
The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). The Company is a limited partner in this partnership, which was formed to invest in newly installed residential rooftop solar leases and power purchase agreements. As a result of its investment, the Company has the right to certain investment tax credits and tax depreciation benefits (recognized on the flow through and income statement method in accordance with ASC 740), and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time.
While the Company's interest in the alternative energy partnership meets the definition of a VIE in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entity including operational and credit risk management activities. As the Company is not the primary beneficiary, the Company did not consolidate the entity. Accordingly, the Company uses the Hypothetical Liquidation at Book Value (HLBV) method to account for the investment in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities.
The Company funded $41.6 million of its $100.0 million aggregate funding commitment into the partnership and recognized a loss on investment of $17.7 million through its HLBV application during the three months ended September 30, 2016. As a result, the balance of its investment was $23.9 million and is included in Other Assets in the Consolidated Statements of Financial Condition at September 30, 2016. From an income tax benefit perspective, the Company recognized investment tax credits of $19.4 million as well as income tax benefits relating to the recognition of its loss through its HLBV application during the three months ended September 30, 2016.
As the investment represents an unconsolidated VIE to the Company, the assets and liabilities of the investment itself are not recorded on the Company's statements of financial condition. The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the dates indicated:

September 30, 2016
(In thousands)
Equipment, net of depreciation	$104,726
Other assets	43
Total unconsolidated assets	$104,769
Total unconsolidated liabilities	$—
Maximum loss exposure	$82,340
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in the VIE are deemed worthless is $82.3 million, consisting of the investment balance of $23.9 million and $58.4 million of unfunded equity commitments at September 30, 2016. The Company believes that the loss exposure on its investment is reduced considering its return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investment. In addition, the arrangement includes a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.
The Company anticipates entering into similar partnerships in future periods as part of the Company’s tax planning strategies.

Consolidated VIE
The Company maintains a SECT to fund future employee stock compensation and benefit obligations of the Company. The SECT holds and will release shares of the Company's common stock to be used to fund the Company's obligations during the term of the SECT under certain stock and other employee benefit plans of the Company. During the three months ended September 30, 2016, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The promissory note is paid down through allocations of available shares to the Company’s stock and other employee benefit plans as directed by the Company, dividends on the shares received by the SECT, other earnings of the SECT, or may be forgiven by the Company.
The Company evaluated its interest in the SECT and determined it is a VIE of which the Company is the primary beneficiary. As such, the SECT is consolidated by the Company.
The entire amount of assets and liabilities of the SECT represents the transactions between the Company and the SECT. As a result, the note receivable on the Company and the note payable on the SECT are eliminated on a consolidated basis. All other transactions, such as note principal and dividend payments and receipts, are also eliminated on a consolidated basis, accordingly. See Note 15 for additional information.

NOTE 18 – EARNINGS PER COMMON SHARE
Computations of basic and diluted EPS are provided below.

	Three Months Ended			Nine Months Ended
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
September 30, 2016
Basic:
Net income	$35,820	$117	$35,937	$81,963	$189	$82,152
Less: income allocated to participating securities	(732)	(2)	(734)	(1,608)	(4)	(1,612)
Less: participating securities dividends	(185)	(1)	(186)	(557)	(1)	(558)
Less: preferred stock dividends	(5,095)	(17)	(5,112)	(14,767)	(34)	(14,801)
Net income allocated to common stockholders	$29,808	$97	$29,905	$65,031	$150	$65,181
Weighted average common shares outstanding	49,745,563	162,277	49,907,840	45,655,735	105,067	45,760,802
Basic earnings per common share:	$0.60	$0.60	$0.60	$1.42	$1.42	$1.42
Diluted:
Net income allocated to common stockholders	$29,808	$97	$29,905	$65,031	$150	$65,181
Additional income allocation for class B dilutive shares	(315)	315	—	(672)	672	—
Adjusted net income allocated to common stockholders	$29,493	$412	$29,905	$64,359	$822	$65,181
Weighted average common shares outstanding	49,745,563	162,277	49,907,840	45,655,735	105,067	45,760,802
Add: Dilutive effects of restricted stock units	244,354	—	244,354	213,636	—	213,636
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	319,275	—	319,275	233,045	—	233,045
Add: Dilutive effects of warrants	—	525,000	525,000	—	473,834	473,834
Average shares and dilutive common shares	50,309,192	687,277	50,996,469	46,102,416	578,901	46,681,317
Diluted earnings per common share	$0.59	$0.60	$0.59	$1.40	$1.42	$1.40
September 30, 2015
Basic:
Net income	$14,536	$—	$14,536	$43,018	$16	$43,034
Less: income allocated to participating securities	(260)	—	(260)	(872)	—	(872)
Less: participating securities dividends	(182)	—	(182)	(528)	—	(528)
Less: preferred stock dividends	(3,040)	—	(3,040)	(6,790)	(3)	(6,793)
Net income allocated to common stockholders	$11,054	$—	$11,054	$34,828	$13	$34,841
Weighted average common shares outstanding	38,122,150	—	38,122,150	36,762,753	13,922	36,776,675
Basic earnings per common share	$0.29	$0.29	$0.29	$0.95	$0.95	$0.95
Diluted:
Net income allocated to common stockholders	$11,054	$—	$11,054	$34,828	$13	$34,841
Additional income allocation for class B dilutive shares	(119)	119	—	$(355)	$355	$—
Adjusted net income allocated to common stockholders	$10,935	$119	$11,054	$34,473	$368	$34,841
Weighted average common shares outstanding	38,122,150	—	38,122,150	36,762,753	13,922	36,776,675
Add: Dilutive effects of restricted stock units	133,216	—	133,216	141,105	—	141,105
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	32,117	—	32,117	17,499	—	17,499
Add: Dilutive effects of warrants	—	409,011	409,011	—	373,883	373,883
Average shares and dilutive common shares	38,287,483	409,011	38,696,494	36,921,357	387,805	37,309,162
Diluted earnings per common share	$0.29	$0.29	$0.29	$0.93	$0.95	$0.93
For the three and nine months ended September 30, 2016, there were 0 stock options that were anti-dilutive. For the three and nine months ended September 30, 2015, there were 358,196 and 358,196 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$88,774	$180,288	$40,312	$99,026
Unused lines of credit	15,305	785,898	6,044	508,295
Letters of credit	1,411	10,469	2,611	11,278
Commitments to make loans are generally made for periods of 30 days or less.
Other Commitments
As of September 30, 2016, total forward commitments related to mortgage banking activities were $1.14 billion. These commitments consisted of TBAs of $1.09 billion, and best efforts contracts of $45.4 million. Additionally, the Company had IRLCs of $543.3 million, jumbo SFR mortgage loan sale commitments of $67.6 million, and foreign exchange contracts of $20.8 million at September 30, 2016.
On August 22, 2016, the Company entered into a binding letter of intent to be the naming partner of the soccer stadium of The Los Angeles Football Club (LAFC), now officially named Banc of California Stadium as well as the official bank of LAFC and the LAFC Foundation.
NOTE 20 – SEGMENT REPORTING
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: (i) Commercial Banking; (ii) Mortgage Banking; (iii) Financial Advisory; and (iv) Corporate/Other. The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory activities through this segment (see Note 2 for additional information).
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
During the fourth quarter of 2015, the Company developed a measurement method to allocate centrally incurred costs to its operating segments. The Company allocates shared service costs within Commercial Banking noninterest expense, as well as Corporate/Other noninterest expense, to the respective operating segments. The cost allocation was done on a comparable basis. These allocations of centrally incurred costs resulted in a reduction of noninterest expense for Commercial Banking and Corporate/Other, in the amount of $4.2 million and $3.9 million, respectively, for the three months ended September 30, 2016, and $11.6 million and $11.1 million, respectively, for the nine months ended September 30, 2016. The allocations reduced noninterest expense for Commercial Banking and Corporate/Other, in the amount of $1.6 million and $3.7 million, respectively, for the three months ended September 30, 2015, and $5.2 million and $9.9 million, respectively, for the nine months ended September 30, 2015. Additionally, these allocations resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $8.1 million and $0, respectively, for the three months ended September 30, 2016, and $22.0 million and $760 thousand, respectively, for the nine months ended September 30, 2016. The allocation resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $4.9 million and $444 thousand, respectively, for the three months ended September 30, 2015, and $14.0 million and $1.1 million, respectively, for the nine months ended September 30, 2015.

The following table represents the operating segments’ financial results and other key financial measures as of or for the three months ended September 30, 2016 and 2015:

	As of or For the Three Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
September 30, 2016
Net interest income (loss)	$85,429	$4,108	$—	$(2,576)	$—	$86,961
Provision for loan and lease losses	2,592	—	—	—	—	2,592
Noninterest income	19,536	52,276	—	2,818	—	74,630
Noninterest expense	77,177	47,085	—	—	—	124,262
Income (loss) before income taxes	$25,196	$9,299	$—	$242	$—	$34,737
Total assets	$10,606,617	$576,406	$—	$218,520	$(185,139)	$11,216,404
September 30, 2015
Net interest income (loss)	$55,911	$3,606	$—	$(3,967)	$—	$55,550
Provision for loan and lease losses	735	—	—	—	—	735
Noninterest income	14,669	33,843	3,072	—	(857)	50,727
Noninterest expense	44,566	35,442	2,592	—	(857)	81,743
Income (loss) before income taxes	$25,279	$2,007	$480	$(3,967)	$—	$23,799
Total assets	$6,822,439	$418,877	$8,670	$175,173	$(168,349)	$7,256,810
The following table represents the operating segments’ financial results and other key financial measures as of or for the nine months ended September 30, 2016 and 2015:

	As of or For the Nine Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
September 30, 2016
Net interest income (loss)	$237,137	$10,986	$—	$(9,708)	$—	$238,415
Provision for loan and lease losses	4,682	—	—	—	—	4,682
Noninterest income	63,058	121,115	2,636	6,512	(1,128)	192,193
Noninterest expense	181,499	127,130	3,199	2,737	(1,128)	313,437
Income (loss) before income taxes	$114,014	$4,971	$(563)	$(5,933)	$—	$112,489
Total assets	$10,606,617	$576,406	$—	$218,520	$(185,139)	$11,216,404
September 30, 2015
Net interest income (loss)	$162,352	$9,593	$—	$(10,294)	$—	$161,651
Provision for loan and lease losses	6,209	—	—	—	—	6,209
Noninterest income	44,013	111,461	11,590	—	(3,664)	163,400
Noninterest expense	131,708	108,203	9,295	—	(3,664)	245,542
Income (loss) before income taxes	$68,448	$12,851	$2,295	$(10,294)	$—	$73,300
Total assets	$6,822,439	$418,877	$8,670	$175,173	$(168,349)	$7,256,810

NOTE 21 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain officers and directors and their related interests. Excluding the loan amounts described in detail below, loans outstanding to officers and directors and their related interests amounted to $244 thousand and $236 thousand at September 30, 2016 and December 31, 2015, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $5.1 million and $2.5 million at September 30, 2016 and December 31, 2015, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
Indemnification for Costs of Counsel in Connection with Special Committee Investigation. On November 3, 2016, in connection with the investigation by the Special Committee of the Company’s Board of Directors described in Note 27, the Board authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the Board’s direction, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with the Company, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law.
During the year ended December 31, 2016, fees and expenses incurred under the arrangement described above (which the Company paid in January 2017) included $573 thousand incurred by the Company’s then- (now former) Chairman, President and Chief Executive Officer Steven A. Sugarman and $135 thousand jointly incurred by the Company’s Interim President and Chief Financial Officer J. Francisco A. Turner and the Company’s then- (now former) Chief Financial Officer James J. McKinney. Indemnification was paid on behalf of other executive officers and directors in lesser amounts for the year ended December 31, 2016.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016, 2015 and 2014, and also acted as financial advisor for the Company's sale of its Commercial Equipment Finance Division in 2016. Halle J. Benett, a director of the Company and the Bank, was employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. until August 31, 2016 and is entitled to receive compensation for certain deals that close subsequent to August 31, 2016 that he originated or actively managed (none involving the Company or the Bank). In addition, Mr. Benett has agreed to provide unpaid consulting services to Keefe, Bruyette & Woods, Inc., for a small number of transactions (none involving the Company or the Bank) through December 31, 2016.
The details of the financial advisory services are as follows:

•
On October 27, 2016, the Company sold its Commercial Equipment Finance Division to Hanmi Bank, a wholly-owned subsidiary of Hanmi Financial Corporation (Hanmi). Beginning on February 1, 2016, Keefe, Bruyette & Woods provided financial advisory and investment banking services to the Company with respect the possible sale of the division and, contingent upon the closing of the sale, received a non-refundable contingent fee from the Company of $516 thousand (less expenses, the amount was $500 thousand).

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

Los Angeles Football Club Loans, Naming Rights and Sponsorship. Effective August 8, 2016, the Bank provided $40.3 million out of a $145.0 million committed construction line of credit (the Stadco Loan) to LAFC Stadium Co, LLC (Stadco) for the construction of a soccer-specific stadium for the Los Angeles Football Club (LAFC) in Los Angeles, California as well as to fund the interest and fees that become due under the Stadco Loan. LAFC is a Major League Soccer expansion franchise scheduled to debut in 2018. Also effective August 8, 2016, the Bank provided $9.7 million out of a $35.0 million committed senior secured line of credit (the Team Loan) to LAFC Sports, LLC (Team) to fund distributions to LAFC Partners, LLLP (Holdco) that will be used for stadium construction, funding interest and fees that become due under such Team Loan and to pay all other fees, costs and expenses payable by the Team in connection with project costs related to the stadium construction.
All of the outstanding equity interests in Stadco and Team are held by Holdco, and Holdco serves a sole guarantor of the Team Loan described above. Minority limited partnership interests in Holdco are held by, among others: (i) Jason Sugarman, who is the brother of the Company’s and the Bank’s then- (now former) Chairman, President and Chief Executive Officer, Steven A. Sugarman; and (ii) Jason Sugarman’s father-in-law, who currently serves as Executive Chairman and a member of Holdco’s board of directors, which is appointed by Holdco’s general partner and primarily functions in an advisory capacity. The foregoing statements are based primarily on information provided to the Company by Holdco through its legal counsel.
As of September 30, 2016, there were no outstanding advances by the Bank under the Stadco Loan, and the Bank collected $59 thousand in unused loan fees during the nine months ended September 30, 2016. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the nine months ended September 30, 2016, no interest was paid by Stadco to the Bank on the Stadco Loan.
As of September 30, 2016, there were no outstanding advances by the Bank under Team Loan, and the Bank collected $18 thousand in unused loan fees during the nine months ended September 30, 2016. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the nine months ended September 30, 2016, no interest was paid by Team to the Bank on the Team Loan.
Following the closing of the Stadco Loan and the Term Loan, the Bank on August 22, 2016 reached agreement with the Team concerning, among other things, the Bank’s right to name the stadium to be operated by Stadco (the Stadium) as “Banc of California Stadium.” The August 22, 2016 agreement, which contemplated the negotiation and execution of more detailed definitive agreements between the Bank, on the one hand, and Stadco and the Team on the other hand (LAFC Transaction), also included a sponsorship relationship between the Bank and the Team with an initial term ending on the completion date of LAFC’s 15th full Major League Soccer (MLS) season, and the Bank having a right of first offer to extend the term for an additional 10 years (LAFC Term). On February 28, 2017, the Bank executed more detailed definitive agreements with LAFC and Stadco relating to the LAFC Transaction, which are subject to MLS rules and/or approval (the LAFC Agreements).
The LAFC Agreements provide that, during the LAFC Term, the Bank will have the exclusive right to name the Stadium and will be the exclusive provider of financial services to (and the exclusive financial services sponsor of) the Team and Stadco. In connection with its right to name the Stadium, the Bank will receive, among other rights, signage (including prominent exterior signage) and related branding rights throughout the exterior and interior of the Stadium facility (including exclusive branding rights within certain designated areas and venues within the facility), will receive the right to locate a Bank branch within the Stadium facility, will receive the exclusive right to install and operate ATMs in the Stadium facility, and will receive the exclusive right to process payments and provide other financial services (with certain exceptions) throughout the facility. In addition, the Bank will receive suite access for LAFC and certain other events held at the Stadium and will receive certain hospitality, event, media and other rights ancillary to its naming rights relating to the Stadium and its sponsorship rights relating to the Team. In conjunction with the LAFC Agreements, the Company expects to decrease its planned marketing and sponsorship expenses.
In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank is required to pay to the Team (i) initially, in late March or early April 2017, $10.0 million, and (ii) thereafter the following aggregate amounts annually, on a quarterly basis: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million (collectively, the “Aggregate Payments”).
As of September 30, 2016, the various entities affiliated with LAFC held $76.7 million of deposits at the Bank.
Consulting Agreement for the Bank. On August 4, 2016, the Bank entered into a Management Services Agreement with Carlos Salas, who was, at the time, the Chief Executive Officer of COR Clearing LLC (COR Clearing) and Chief Financial Officer of COR Securities Holding, Inc. (CORSHI). Steven A. Sugarman, the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank, is the Chief Executive Officer, as well as a controlling equity owner, of both COR Clearing and CORSHI. For management consulting and advisory services provided to the Bank through the termination of the management services agreement on November 30, 2016, Mr. Salas earned $108 thousand in fees. On December 1, 2016, Mr. Salas became a full-time employee of the Bank and tendered his resignation from his positions as Chief Executive Officer of COR Clearing and Chief Financial Officer of CORSHI effective upon the orderly transition of his duties, but in no case later than March 31, 2017. Mr. Salas earned $17 thousand as a full time employee of the Bank through the year ended December 31, 2016. Mr. Salas separated from the Bank on February 1, 2017.
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
Based on a Schedule 13-G amendment filed with the SEC on February 12, 2015, The TCW Group's last public filing reporting ownership of the Company's securities, as of December 31, 2014, The TCW Group, Inc. and its affiliates held 1,318,462 shares of voting common stock (which included, for purposes of this calculation, the 240,000 shares of stock underlying the as yet unexercised SHOP V Fund Warrant). On June 3, 2013, January 5, 2015, January 20, 2015, and March 16, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares, 86,620 shares, and 934 shares, respectively, of non-voting common stock for the same number of shares of voting common stock. In addition, on August 3, 2015, the SHOP V Fund Warrant, which was held in separate portions by CSSF Legacy V and CSSF Investor Group, was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price of the SHOP V Fund Warrant, the exercise price at the time of exercise was $9.13 per share. As a result of these exchanges and exercises The TCW Group, Inc. and its affiliates no longer hold any shares of non-voting common stock or warrants to acquire stock. Based on TCW Group's prior report of owning 1,318,462 shares of the Company’s voting common stock, TCW Group, Inc. would have owned 3.5 percent of the Company’s outstanding voting common stock as of December 31, 2015.
Oaktree Affiliates. As reported in a Schedule 13-G filed with the SEC on January 16, 2015, OCM BOCA Investor, LLC (OCM), an affiliate of Oaktree Capital Management, L.P., owned 3,288,947 shares of the Company’s voting common stock as of November 7, 2014, which OCM reported represented 9.9 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13-G. For the details of the transaction in which OCM acquired these shares, see “Securities Purchase Agreement with Oaktree.” However, as reported in a Schedule 13-G amendment filed with the SEC on February 12, 2016 OCM and its affiliates owned 671,702 shares of the Company’s voting common stock as of December 31, 2015, which OCM reported represented less than 5 percent of the Company’s total shares outstanding.
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
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of September 30, 2016 and December 31, 2015, outstanding advances by the Bank under the Teleios line of credit were $11.4 million and $3.6 million, respectively. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the largest aggregate amount of principal outstanding under the Teleios line of credit were $12.2 million and $3.6 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the nine months ended September 30, 2016 and the year ended December 31, 2015, $2.0 million and no principal, respectively, and $300 thousand and $14 thousand in interest , respectively, was paid by Teleios on the line of credit to the Bank.
Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $45.0 million (the Sabal repurchase facility) effective October 7, 2016, to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $55.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $51.5 million and $26.3 million, respectively. The amount outstanding as of September 30, 2016 and December 31, 2015 was $37.3 million and $26.3 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $327.0 million and $105.0 million in principal, respectively, and $722 thousand and $252 thousand in interest, respectively, was paid by Sabal on the facility to the Bank during the nine months ended September 30, 2016 and the year ended December 31, 2015.
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
Management Services. Approximately nine months before OCM became a stockholder of the Company, certain affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Funds) entered into a management agreement, effective January 30, 2014, as amended (the Management Agreement), with The Palisades Group, which was then a wholly owned subsidiary of the Company.
Pursuant to the Management Agreement, The Palisades Group serves as the credit manager of pools of SFR mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. Under the Management Agreement, The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. During the period from January 1, 2016 through May 5, 2016 (the date the Company sold its membership interests in The Palisades Group) and the years ended December 31, 2015 and 2014, the Oaktree Funds paid The Palisades Group $1.0 million, $5.1 million, and $5.3 million as management fees, respectively, which in some instances represents fees for partial year services. In addition to the Management Agreement, the Bank may from time to time in the future enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.
Patriot Affiliates. As reported in a Schedule 13-D amendment filed with the SEC on November 10, 2014, Patriot’s last public filing reporting ownership of the Company’s securities, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (Patriot) owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot reported represented 9.3 percent of the Company’s outstanding voting common stock as of that date. For the details of the transaction in which Patriot acquired certain of these shares, see “Securities Purchase Agreement with Patriot.” Based on Patriot's prior report of owning 3,100,564 shares, Patriot owned approximately 8.2 percent of the Company’s outstanding voting common stock as of December 31, 2015.
Bank Owned Life Insurance. On July 14, 2015, the Bank made a $50.0 million investment in Bank Owned Life Insurance (BOLI) and on September 15, 2015, the Bank made an additional $30.0 million investment in BOLI, with the BOLI being issued by Northwestern Mutual Life Insurance Company (Northwestern), which is rated AAA by Fitch Ratings, Aaa by Moody's and AA+ by Standard and Poor’s. With respect to these BOLI investments, the Bank’s BOLI vendor and a provider of certain compliance, accounting and management services related to the BOLI is BFS Financial Services Group (BFS Group), which was referred to the Bank by W. Kirk Wycoff, a principal of Patriot who became a director of the Company and the Bank on February 16, 2017. See Note 27 for additional information regarding Mr. Wycoff's appointment as a director of the Company and the Bank. Mr. Wycoff’s son, Jordan Wycoff, is employed as a regional director with BFS Group. As long as BFS Group is the broker of record for BOLI purchased from and issued by Northwestern, then the services BFS Group provides to the Bank are given free of charge, although BFS Group receives remuneration from Northwestern for the BOLI the Bank purchases that are issued by Northwestern as well as receiving an annual administration fee.
The BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. As of September 30, 2016, the Bank owned $101.9 million in BOLI or approximately 10.1 percent of the Bank's Tier 1 Capital at September 30, 2016. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.
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

St. Cloud Affiliates. On November 24, 2014, the Bank invested as a limited partner in an affiliate of St. Cloud Capital LLC (St. Cloud). Based on a Schedule 13-G amendment filed with the SEC on February 14, 2012, St. Cloud's last public filing reporting ownership of the Company securities, St. Cloud holds 700,538 shares of the Company’s voting common stock (approximately 1.8 percent of the Company's outstanding shares as of December 31, 2015). The affiliate is St. Cloud Capital Partners III SBIC, LP (the Partnership), which applied for a license granted by the U.S. Small Business Administration to operate as a debenture Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958 and the regulations promulgated thereunder. The Community Reinvestment Act of 1977 expressly identifies an investment by a bank in an SBIC as a type of investment that is presumed by the regulatory agencies to promote economic development. The Boards of Directors of the Company and the Bank approved the Bank’s investment. The Bank has agreed to invest a minimum of $5.0 million, but up to $7.5 million as long as the Bank’s limited partnership interest in the Partnership remains under 9.9 percent.
Other affiliated funds of St. Cloud have previously invested in CORSHI, of which Steven A. Sugarman (the former Chairman, President and Chief Executive Officer of the Company and the Bank) is the Chief Executive Officer as well as a controlling stockholder (both directly and indirectly). St. Cloud Capital Partners III SBIC, LP has provided oral representations to the Bank that the Partnership will not make any investments in COR Securities Holdings, Inc.
As of September 30, 2016, St. Cloud entities held $128 thousand in deposits at the Bank.
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
Consulting Services to The Palisades Group. The Company completed the sale of its subsidiary, The Palisades Group, on May 5, 2016, which it originally acquired on September 10, 2013. The information included herein is based on information known to the Company as of May 5, 2016, the date the Company completed the sale of The Palisades Group. Effective as of July 1, 2013, prior to the Company’s acquisition of The Palisades Group, The Palisades Group entered into a consulting agreement with Jason Sugarman, the brother of the Company’s and the Bank’s former Chairman, President and Chief Executive Officer, Steven A. Sugarman. Jason Sugarman has historically provided advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the consulting agreement with Jason Sugarman to provide these types of services. The consulting agreement is for a term of five years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in aggregate quarterly payments over the five-year term of the agreement). These payments do not include any bonuses that may be earned under the agreement. Effective as of March 26, 2015, the bonus amount earned by Jason Sugarman for consulting services he provided during the year ended December 31, 2014 was credited in satisfaction and full discharge of all then currently accrued but unpaid quarterly payments as well as any future quarterly payments specified under the consulting agreement, but not against any future bonuses that he may earn under the consulting agreement. During the period from January 1, 2016 through May 5, 2016 (the date the Company sold its membership interests in The Palisades Group), no bonus amounts were earned by Jason Sugarman under the consulting agreement. For the years ended December 31, 2015, 2014 and 2013 base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $30 thousand, $1.2 million, and $121 thousand, respectively. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board. As of May 5, 2016, the Company has no direct or indirect obligation under the consulting agreement, as the agreement was entered into between Jason Sugarman and The Palisades Group, and the Company completed the sale of The Palisades Group on that date.
Lease Payment Reimbursements for The Palisades Group. At the time it was acquired by the Company, The Palisades Group occupied premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI). Steven A. Sugarman, the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank, is the Chief Executive Officer, as well as a controlling stockholder (both directly and indirectly), of CORSHI. In light of the benefit received by The Palisades Group of its occupancy of the Santa Monica premises, the disinterested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period from September 16, 2013 through June 27, 2014, the last date The Palisades Group occupied the premises. The Palisades Group negotiated with an unaffiliated third party a lease for new premises and occupied those premises on June 27, 2014.
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
CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial, which was controlled by Jeffrey T. Seabold (who is currently employed as Executive Vice President, Vice-Chairman and previously served as a director of the Company and the Bank) and in which certain relatives of Steven A. Sugarman (the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank) directly or through their affiliated entities also owned certain minority, non-controlling interests.
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
On May 13, 2013, the Bank hired Mr. Seabold as Managing Director and Chief Lending Officer by entering into a three-year employment agreement with Mr. Seabold (the 2013 Employment Agreement, which was amended and restated effective as of April 1, 2015). Mr. Seabold was appointed Chief Banking Officer of the Bank on April 1, 2015 and was then appointed as Vice-Chairman on July 26, 2016. Simultaneously with entering into the 2013 Employment Agreement, the Bank terminated, with immediate effect, its Services Agreement with CS Financial. For the year ended December 31, 2013, the total compensation paid to CS Financial under the Services Agreement was $439 thousand.
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
On October 31, 2014, certain of the Performance Shares were issued as follows: (i) 28,545 shares to Mr. Seabold; (ii) 1,082 shares to Jason Sugarman; (iii) 1,082 shares to Elizabeth Sugarman; and (iv) 216 shares to Michael Sugarman. An additional portion of the Performance Shares was issued on November 2, 2015 as follows: (i) 28,545 shares to Mr. Seabold; (ii) 1,082 shares to Jason Sugarman; (iii) 1,082 shares to Elizabeth Sugarman; and (iv) 216 shares to Michael Sugarman. The final tranche of the Performance Shares were issued on October 31, 2016 as follows: (i) 28,547 shares to Mr. Seabold; (ii) 1,083 shares to Jason Sugarman; (iii) 1,083 shares to Elizabeth Sugarman and (iv) 218 shares to Michael Sugarman.
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

NOTE 22 – SUBSEQUENT EVENTS
Seasoned SFR mortgage Loan Pool Sale
On October 25, 2016 and December 12, 2016, the Company completed sales of $162.8 million and $441.2 million, respectively, of seasoned SFR mortgage loan pools. The pools were comprised of both performing and delinquent loans. These sales are expected to improve the Company's delinquent loan ratios. The Company recorded a gain on sale of $19.1 million from these sales.
Commercial Equipment Finance Business Sale
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit to Hanmi Bank (Hanmi) from its Commercial Banking operating segment. As part of the transaction, Hanmi acquired $217.2 million of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. An additional $25.4 million of equipment leases were transferred during December 2016. Hanmi retained most of the Company’s former Commercial Equipment Finance employees. The Company recorded a gain on sale of business unit of $2.6 million on its Consolidated Statements of Operations during the three months ended December 31, 2016. At September 30, 2016, the Commercial Equipment Finance business unit comprised total lease balances of $234.0 million.
Line of Credit Covenant Waiver
On November 29, 2016, the Company received, from the administrative agent and the lenders under the Company’s line of credit agreement, a waiver of the requirement under the credit agreement that the Company deliver its consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2016 (the September 30, 2016 Financial Statements) to the administrative agent within 60 days after that date. The waiver effectively extended the time for delivering the September 30, 2016 Financial Statements to January 26, 2017. On January 25, 2017, the Company and the administrative agent and lenders under the credit agreement entered into an amendment to the line of credit agreement that further extended the time for the Company to deliver the September 30, 2016 Financial Statements to March 1, 2017. The line of credit had an outstanding balance of $68.0 million at November 29, 2016 and January 25, 2017.
Special Committee and Related Events
Special Committee Investigation. On October 18, 2016, an anonymous blog post raised questions about related party transactions, director independence and other issues with respect to the Company, including suggestions that the Company was controlled by an individual who pled guilty to securities fraud in matters unrelated to the Company. In response to these allegations, the Board formed a Special Committee consisting solely of independent directors which commenced a process to identify and engage an independent law firm to review the allegations. Shortly thereafter, on October 27, 2016, the Company’s independent auditor, KPMG, sent a letter to Robert Sznewajs in his capacity as Chair of the Company’s Joint Audit Committee (the KPMG Letter) raising concerns about allegations of “inappropriate relationships with third parties” and “potential undisclosed related party relationships.”
On October 30, 2016, the Special Committee retained WilmerHale, a law firm with no prior relationship with the Company or its affiliates, to conduct an independent investigation to address certain issues raised by the blog post. On February 9, 2017, the Special Committee announced that WilmerHale’s inquiry did not find any violation of law. In addition, contrary to the claims in the blog post, the inquiry did not find evidence that the individual who pled guilty to securities fraud unrelated to the Company has had any direct or indirect control or undue influence over the Company. Furthermore, the inquiry did not find evidence establishing that any loan, related party transaction, or any other circumstance impaired the independence of any director. These conclusions were consistent with the preliminary findings announced by the Special Committee on January 23, 2017.
The Special Committee also determined that a press release issued on October 18, 2016 contained inaccurate statements. In that press release, the Company stated that the “Board of Directors, acting through its Disinterested Directors” had, as of October 18, 2016, investigated issues raised in the blog post. This press release was inaccurate in certain respects. The review established that although an investigation had been conducted, it was not initiated by the Board of Directors; rather, it appears to have been directed by the Company's management and not by any subset of independent directors. In addition, the press release characterized the investigation as “independent” without disclosing that the law firm conducting the investigation had previously represented both the Company and the Company’s former chief executive officer individually. Furthermore, the press release stated that the Board or a group of “Disinterested Directors” had received “regular reports including related to regulatory and governmental communications.” This overstated both the degree to which the Company had been in contact with regulatory agencies about the subject matter referenced in the blog post, as well as the involvement of the directors in oversight or direction of the inquiry.
Related Regulatory Developments. Related to this matter, on January 12, 2017, the Company received a formal order of investigation issued by the SEC directed at certain of the issues that the Special Committee reviewed. The Company has been fully cooperating with the SEC in this investigation.

The Company was not able to timely file its Form 10-Q for the quarter ended September 30, 2016. This led to issuance by the NYSE of a letter notifying the Company that it was not in compliance with the continued listing requirements of Section 802.01E of the NYSE Listed Company Manual. The Company believe that it has regained compliance with the NYSE listing standards upon the filing of its Form 10-Q for the quarter ended September 30, 2016 with the SEC. The Company anticipates confirming its compliance with NYSE staff in the near future.
Changes in Corporate Leadership and Composition of the Board of Directors. On January 23, 2017, the Company announced that Steven A. Sugarman, its President and Chief Executive Officer, had resigned from all positions with the Company and the Bank. The Board appointed Hugh Boyle as Interim Chief Executive Officer and J. Francisco A. Turner as Interim President and Chief Financial Officer. The Board of Directors is currently conducting a search for a new Chief Executive Officer; both internal and external candidates will be considered.
In connection with his resignation, on January 23, 2017 (Effective Date), the Company and Mr. Sugarman entered into an Employment Separation Agreement and Release effective as of the Effective Date (Agreement). Under the terms of the Agreement, as negotiated between the Company and Mr. Sugarman, Mr. Sugarman resigned from all positions he held with respect to the Company, the Bank and their respective affiliated entities (collectively, the Bank Affiliated Entities), and resigned from the Board of Directors of the Company and the Bank. The Agreement provides that the Company will pay or provide to Mr. Sugarman (a) his 2016 annual bonus in the amount of $1,500,000, payable on January 31, 2017; (b) a payment of $1,040,000 on January 31, 2017; (c) a payment of $360,000, payable on the first payroll date after the six month anniversary of the Effective Date; (d) a payment of $1,350,000, payable in equal installments commencing on the first payroll date following the six months anniversary of the Effective Date and continuing through the twelfth month following the Effective Date; (e) medical and dental benefits to Mr. Sugarman and his eligible dependents, as if he were an employee, for three years following the Effective Date; and (f) any other amounts or benefits required to be paid or provided or which Mr. Sugarman has a right to receive under any plan, program, policy, practice or contract of the Bank Affiliated Entities through the Effective Date . In addition, Mr. Sugarman’s outstanding unvested equity awards will vest and his options and stock appreciation rights will remain exercisable for their full terms. Mr. Sugarman is not entitled to any other severance payments or benefits.
The Agreement contains mutual general releases of claims arising out of acts or omissions occurring on or before the Effective Date, with customary exceptions for obligations arising from the Agreement, vested benefits, indemnity rights and matters that cannot be released by private agreement. Mr. Sugarman agrees to cooperate in providing information for operational, financial and other reports relating to the period of his employment and agrees to remain bound by the clawback and confidentiality provisions of his Amended and Restated Employment Agreement. The Agreement contains a provision for a Standstill Period from the Effective Date through July 1, 2018, during which Mr. Sugarman agrees to limit his ownership of Company shares, his efforts to influence its Board and his efforts to acquire control of the Company.
On February 7, 2017, Richard Lashley was appointed to the Boards of Directors of the Company and the Bank, which appointments became effective February 16, 2017. Mr. Lashley was appointed as a Class I director of the Company, whose term will expire at the Company’s 2019 Annual Meeting of Stockholders, in order to fill the vacancy in that class created by Mr. Sugarman’s resignation. Mr. Lashley is a co-founder of PL Capital Advisors, LLC (PL Capital Advisors). PL Capital Advisors and certain affiliates of PL Capital Advisors, including Mr. Lashley (collectively, the PL Capital Group), beneficially own approximately 6.9 percent of the Company’s voting common shares. In connection with the appointment of Mr. Lashley to the Boards, the PL Capital Group has entered into a Cooperation Agreement with the Company, in which the PL Capital Group agreed, among other matters, for a period of time commencing from the date of the Cooperation Agreement through the first day following the Company’s 2017 annual meeting of stockholders, to vote their shares of Company stock (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Company's Board and against any proposals or resolutions to remove any director and (iii) in accordance with the recommendations by the Company's Board on all other proposals of the Company's Board set forth in the Company’s proxy statement. In addition, during the same period, the PL Capital Group has agreed not to acquire additional shares of the Company that would result in the PL Capital Group having ownership or voting interest in 10 percent or more of the Company’s outstanding voting common shares; not to engage in proxy solicitations in an election contest; not to subject any shares to any voting arrangements except as expressly provided in the Cooperation Agreement; not to make or be a proponent of a stockholder proposal; not to seek or call a meeting of stockholders or solicit consents from stockholders; not to seek to obtain representation on the Company's Board, except as otherwise expressly provided in the Cooperation Agreement; not to seek to remove any director from the Company's Board; not to seek to amend any provision of the governing documents of the Company, or propose or participate in certain extraordinary corporate transactions involving the Company. Pursuant to the Cooperation Agreement, the Company reimbursed the PL Capital Group $150,000 for its legal fees and expenses incurred in connection with its investment in the Company.
On February 9, 2017, Chad T. Brownstein retired from the Company’s Board of Directors and, concurrently therewith, entered into an agreement and release (Retirement Agreement), which also provided that the outstanding unvested equity awards held by Mr. Brownstein vested in full. On that same date, the Board of Directors appointed W. Kirk Wycoff to the Boards of

Directors of the Company and the Bank, which appointments became effective February 16, 2017. Mr. Wycoff was appointed as a Class III director of the Company, whose term will expire at the Company’s 2018 Annual Meeting of Stockholders, in order to fill the vacancy in that class created by the retirement of Mr. Brownstein. Mr. Wycoff is a managing partner of Patriot Financial Partners, which beneficially owns approximately 6.2 percent of the Company’s voting common shares. For additional information regarding Patriot, see Note 26.
Changes in Corporate Governance. The Company disclosed on January 23, 2017 certain changes to its Board leadership structure and corporate governance policies. Such changes included separation of the roles of Chief Executive Officer and Chair of the Board and elimination of the Board’s Executive Committee. Robert Sznewajs, an independent director, was appointed Chair of the Board. In light of the separation of the Chair and Chief Executive Officer positions, the Board also eliminated the positions of Lead Independent Director (a role which will be filled by the Chair of the Board) and Vice-Chair of the Board (a role which will be filled by the Chair of the Joint Nominating and Corporate Governance Committee.)
In addition to the changes in Board leadership, the Board of Directors has undertaken a review of its corporate governance practices. On January 23, 2017, the Company announced the separation of the Joint Compensation and Corporate Governance Committee into two separate committees, one focusing on compensation matters and one focusing on governance matters. On January 29, 2017, the Board approved a revised policy on related party transactions intended to limit such transactions and to implement a process requiring rigorous review prior to any approval. On February 7, 2017 the Board of Directors approved a policy limiting outside business activities by officers and employees and requiring non-employee directors to avoid outside business activities which would create a conflict of interest or appearance of such a conflict. The Board is continuing its review of governance issues and may implement additional changes to the Company's corporate governance policies.
Cessation of CS Financial, Inc. Operations
The Bank purchased CS Financial in 2013 and operated it as a wholly owned subsidiary. Currently, the Bank does not maintain any employees or offices and has discontinued taking new loan applications for CS Financial. The Bank will be ceasing the operations of CS Financial.
Los Angeles Football Club Naming Rights and Sponsorship
On February 28, 2017, the Bank executed more detailed definitive agreements with Los Angeles Football Club and LAFC Stadium Co. LLC with respect to naming rights and sponsorship, which are subject to MLS rules and/or approval, all as more fully described in Note 21.
Sale of Mortgage Banking Segment and MSRs
On February 28, 2017, the Bank entered into a definitive asset purchase agreement (the Agreement) with Caliber Home Loans, Inc., a Delaware corporation (the Purchaser), pursuant to which the Bank has agreed to sell and the Purchaser has agreed to purchase specified assets of its Mortgage Banking segment, operated under the trade name of Banc Home Loans, which relate to the Bank’s business of originating, processing, underwriting, funding and selling residential mortgage loans (the Business). The assets to be acquired by the Purchaser include, among other things, the leases relating to the Bank’s dedicated mortgage loan origination offices and the Bank’s pipeline of residential mortgage loan applications for loans. The Purchaser has agreed to assume certain obligations and liabilities of the Bank under the acquired leases and certain other specified assigned contracts, and with respect to the employment of transferred employees.
Pursuant to the Agreement and subject to the terms and conditions contained therein, the Bank will receive a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by the Purchaser, totaling $2.7 million upon closing of the transaction. The Bank may receive up to an additional $5.0 million cash premium based on criteria tied to loan officer retention by the Purchaser. Additionally, the Bank will receive an earn-out, payable quarterly, based on the future performance of the Business over the 38 months following completion of the transaction. The Purchaser retains an option to buyout the future earn-out payable to the Bank in exchange for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which the Purchaser makes the payment of the buyout amount. The transaction, which is expected to close on March 30, 2017, is subject customary conditions to closing, including the accuracy of customary representations and warranties of, the Bank and the Purchaser.
The Bank also entered into a separate agreement with the Purchaser for the sale of mortgage servicing rights (MSRs) on approximately $3.8 billion in unpaid balances of conventional agency mortgages to the Purchaser. The Purchaser will purchase the MSRs for $36 million, resulting in a net loss of $3.5 million as a result of the MSR sale. This sale of approximately half the Bank’s MSR portfolio is expected to reduce earnings volatility going forward.
The Company evaluated events from the date of the consolidated financial statements on September 30, 2016 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events, other than the events disclosed above, were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2016. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016.
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
SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months		As of or For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$11,216,404	$7,256,810	$11,216,404	$7,256,810
Cash and cash equivalents	372,603	378,963	372,603	378,963
Loans and leases receivable, net	6,528,558	4,695,303	6,528,558	4,695,303
Loans held-for-sale	846,844	596,565	846,844	596,565
Other real estate owned, net	275	34	275	34
Securities available-for-sale	1,941,588	693,219	1,941,588	693,219
Securities held-to-maturity	962,315	529,532	962,315	529,532
Bank owned life insurance	101,909	99,570	101,909	99,570
Time deposits in financial institutions	1,500	1,900	1,500	1,900
FHLB and other bank stock	69,190	40,643	69,190	40,643
Deposits	9,078,319	5,421,990	9,078,319	5,421,990
Total borrowings	996,482	1,092,779	996,482	1,092,779
Total stockholders' equity	971,424	643,534	971,424	643,534
Selected operations data:
Total interest and dividend income	$102,235	$66,515	$281,115	$192,139
Total interest expense	15,274	10,965	42,700	30,488
Net interest income	86,961	55,550	238,415	161,651
Provision for loan and lease losses	2,592	735	4,682	6,209
Net interest income after provision for loan and lease losses	84,369	54,815	233,733	155,442
Total noninterest income	74,630	50,727	192,193	163,400
Total noninterest expense	124,262	81,743	313,437	245,542
Income before income taxes	34,737	23,799	112,489	73,300
Income tax (benefit) expense	(1,200)	9,263	30,337	30,266
Net income	35,937	14,536	82,152	43,034
Dividends paid on preferred stock	5,112	3,040	14,801	6,793
Net income available to common stockholders	30,825	11,496	67,351	36,241
Basic earnings per total common share	$0.60	$0.29	$1.42	$0.95
Diluted earnings per total common share	$0.59	$0.29	$1.40	$0.93
Performance ratios:
Return on average assets	1.32%	0.86%	1.11%	0.91%

Return on average equity	14.76%	8.93%	12.51%	9.62%
Return on average tangible common equity (1)	19.51%	12.25%	16.84%	13.40%
Dividend payout ratio (2)	20.00%	41.38%	25.35%	37.89%
Net interest spread	3.18%	3.23%	3.22%	3.40%
Net interest margin (3)	3.32%	3.42%	3.36%	3.57%
Ratio of noninterest expense to average total assets	4.55%	4.85%	4.22%	5.22%
Efficiency ratio (4)	76.90%	76.92%	72.79%	75.54%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships (1), (4)	62.38%	76.92%	67.23%	75.54%
Average interest-earning assets to average interest-bearing liabilities	123.29%	127.46%	124.18%	125.54%
Asset quality ratios:
ALLL	$40,233	$34,774	$40,233	$34,774
Nonperforming loans and leases	35,223	45,188	35,223	45,188
Nonperforming assets	35,498	45,222	35,498	45,222
Nonperforming assets to total assets	0.32%	0.62%	0.32%	0.62%
ALLL to nonperforming loans and leases	114.22%	76.95%	114.22%	76.95%
ALLL to total loans and leases	0.61%	0.74%	0.61%	0.74%
Capital Ratios:
Average equity to average assets	8.92%	9.66%	8.84%	9.51%
Total stockholders' equity to total assets	8.66%	8.87%	8.66%	8.87%
Tangible common equity to tangible assets	5.80%	5.46%	5.80%	5.46%
Book value per common share	$14.12	$11.99	$14.12	$11.99
Tangible common equity per common share (1)	$13.02	$10.41	$13.02	$10.41
Book value per common share and per common share issuable under purchase contracts	$14.07	$11.74	$14.07	$11.74
Tangible common equity per common shares and per common share issuable under purchase contracts (1)	$12.98	$10.19	$12.98	$10.19
Banc of California, Inc.
Total risk-based capital ratio	12.79%	12.56%	12.79%	12.56%
Tier 1 risk-based capital ratio	12.54%	12.06%	12.54%	12.06%
Common equity tier 1 capital ratio	8.85%	8.19%	8.85%	8.19%
Tier 1 leverage ratio	8.47%	8.97%	8.47%	8.97%
Banc of California, NA
Total risk-based capital ratio	14.38%	14.93%	14.38%	14.93%
Tier 1 risk-based capital ratio	13.83%	14.19%	13.83%	14.19%
Common equity tier 1 capital ratio	13.83%	14.19%	13.83%	14.19%
Tier 1 leverage ratio	9.31%	10.53%	9.31%	10.53%

(1)	Non-GAAP measure. See non-GAAP measures s for reconciliation of the calculation.

(2)	Ratio of dividends declared per common share to basic earnings per common share.

(3)	Net interest income divided by average interest-earning assets.

(4)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

Non-GAAP Financial Measures
Return on average tangible common equity and efficiency ratio, as adjusted, tangible common equity to tangible assets, and tangible common equity per common share and tangible common equity per common share and per common share issuable under purchase contract constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
Tangible common equity is calculated by subtracting preferred stock, goodwill, and other intangible assets from stockholders’ equity. Tangible assets is calculated by subtracting goodwill and other intangible assets from total assets. Banking regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution.
Adjusted efficiency ratio is calculated by subtracting loss on investments in alternative energy partnerships from noninterest expense and adding total pretax return, which includes the loss on investments in alternative energy partnerships, to the sum of net interest income and noninterest income (total revenue). Management believes the presentation of these financial measures adjusting the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results and operating performance of the Company.
This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	($ in thousands)
Average total stockholders' equity	$968,684	$645,713	$876,922	$598,335
Less average preferred stock	(269,071)	(190,750)	(266,377)	(151,360)
Less average goodwill	(39,244)	(31,674)	(39,244)	(31,619)
Less average other intangible assets	(16,039)	(21,320)	(17,308)	(23,012)
Average tangible common equity	$644,330	$401,969	$553,993	$392,344

Net income	$35,937	$14,536	$82,152	$43,034
Less preferred stock dividends	(5,112)	(3,040)	(14,801)	(6,793)
Add amortization of intangible assets	1,179	1,401	3,823	4,490
Add impairment on intangible assets	—	—	—	258
Less tax effect on amortization and impairment of intangible assets (1)	(413)	(490)	(1,338)	(1,661)
Adjusted net income	$31,591	$12,407	$69,836	$39,328

Return on average equity	14.76%	8.93%	12.51%	9.62%
Return on average tangible common equity	19.51%	12.25%	16.84%	13.40%

(1)	Utilized a 35 percent tax rate

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	($ in thousands)
Noninterest expense	$124,262	$81,743	$313,437	$245,542
Loss on investments in alternative energy partnerships, net	(17,660)	—	(17,660)	—
Total adjusted noninterest expense	$106,602	$81,743	$295,777	$245,542

Net interest income	$86,961	$55,550	$238,415	$161,651
Noninterest income	74,630	50,727	192,193	163,400
Total revenue	161,591	106,277	430,608	325,051
Tax credit from investments in alternative energy partnerships	19,357	—	19,357	—
Deferred tax expense on investments in alternative energy partnerships	(3,387)	—	(3,387)	—
Tax effect on tax credit and deferred tax expense (1)	11,002	—	11,002	—
Loss on investments in alternative energy partnerships, net	(17,660)	—	(17,660)	—
Total pre-tax adjustments for investments in alternative energy partnerships	9,312	—	9,312	—
Total adjusted revenue	$170,903	$106,277	$439,920	$325,051

Efficiency ratio	76.90%	76.92%	72.79%	75.54%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	62.38%	76.92%	67.23%	75.54%

(1)	Utilized a 40.79 percent tax rate

Tangible Common Equity to Tangible Assets and Tangible Common Equity per Common Share and per Common Share Issuable under Purchase Contracts

	September 30,
	2016	2015
	($ in thousands)
Total stockholders' equity	$971,424	$643,534
Less goodwill	(39,244)	(39,244)
Less other intangible assets	(15,335)	(20,504)
Less preferred stock	(269,071)	(190,750)
Tangible common equity	$647,774	$393,036

Total assets	$11,216,404	$7,256,810
Less goodwill	(39,244)	(39,244)
Less other intangible assets	(15,335)	(20,504)
Tangible assets	$11,161,825	$7,197,062

Total stockholders' equity to total assets	8.66%	8.87%
Tangible common equity to tangible assets	5.80%	5.46%

Common stock outstanding	49,531,321	37,751,445
Class B non-voting non-convertible common stock outstanding	201,922	—
Total common stock outstanding	49,733,243	37,751,445
Minimum number of shares issuable under purchase contracts (1)	188,742	828,246
Total common stock outstanding and shares issuable under purchase contracts	49,921,985	38,579,691

Book value per common share	$14.12	$11.99
Tangible common equity per common share	$13.02	$10.41

Book value per common share and per common share issuable under purchase contracts	$14.07	$11.74
Tangible common equity per common share and per common share issuable under purchase contracts	$12.98	$10.19

(1)	Purchase contracts relating to tangible equity units

EXECUTIVE OVERVIEW
Banc of California, Inc., a financial holding company regulated by the Federal Reserve Board, is a mission-based organization focused on empowering California's diverse businesses, entrepreneurs and communities. It is the parent company of Banc of California, National Association, a California based bank that is regulated by the Office of the Comptroller of the Currency, and was the parent company of The Palisades Group, LLC, an SEC-registered investment advisor, until the sale by the Company on May 5, 2016 of all of its membership interest in The Palisades Group. The Bank has one wholly owned subsidiary, CS Financial, Inc., a mortgage banking firm. Banc of California, Inc. was incorporated under Maryland law in March 2002, and was formerly known as "First PacTrust Bancorp, Inc.", and changed its name to “Banc of California, Inc.” in July 2013.
On November 1, 2010, the Company was recapitalized by outside investors with the goal of creating California's Bank.
The Bank is headquartered in Irvine, California and at September 30, 2016, the Bank had 92 California banking locations including 39 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
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

•
Completed the sale of all of its membership interests in The Palisades Group, the Company's Financial Advisory Segment, on May 5, 2016. The Company recognized a gain from this transaction of $3.7 million. The Company received a mix of consideration that included cash, a two-year promissory note (which has been paid in full), an earn-out tied to the future success of The Palisades Group, and forgiveness of certain compensation to former employees. The Palisades Group has continued to provide advisory and credit management services to the Company following the closing of the transaction.

•
Completed the issuance and sale, in an underwritten public offering, of 4,850,000 shares of its voting common stock for gross proceeds of approximately $66.5 million on March 8, 2016. On the same date, the Company issued an additional 727,500 shares of voting common stock upon the exercise in full by the underwriters of their 30-day over-allotment option, for additional gross proceeds of approximately $10.5 million.

•	Completed the issuance and sale, in an underwritten public offering, of 5,250,000 shares of its voting common stock for gross proceeds of approximately $100.0 million on May 11, 2016.

•
Net income was $35.9 million for the three months ended September 30, 2016, an increase of $21.4 million, or 147.2 percent, from $14.5 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net income was $82.2 million, an increase of $39.1 million, or 90.9 percent, from $43.0 million for the nine months ended September 30, 2015. Return on average assets was 1.32 percent and 0.86 percent, respectively, for the three months ended September 30, 2016 and 2015, and 1.11 percent and 0.91 percent, respectively, for the nine months ended September 30, 2016 and 2015. Return on average tangible common equity was 19.51 percent and 12.25 percent, respectively, for the three months ended September 30, 2016 and 2015, and 16.84 percent and 13.40 percent, respectively, for the nine months ended September 30, 2016 and 2015.

•
Net interest income was $87.0 million for the three months ended September 30, 2016, an increase of $31.4 million, or 56.5 percent, from $55.6 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net interest income was $238.4 million, an increase of $76.8 million, or 47.5 percent, from $161.7 million for the nine months ended September 30, 2015.The increase was mainly due to a higher interest income from increased average interest-earning assets, partially offset by a higher interest expense from increased interest-bearing liabilities and a lower average yield on loans and leases. Net interest margin was 3.32 percent and 3.42 percent for the three months ended September 30, 2016 and 2015, respectively, and 3.36 percent and 3.57 percent, respectively, for the nine months ended September 30, 2016 and 2015.

•
Noninterest income was $74.6 million for the three months ended September 30, 2016, an increase of $23.9 million, or 47.1 percent, from $50.7 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, noninterest income was $192.2 million, an increase of $28.8 million, or 17.6 percent, from $163.4 million for the nine months ended September 30, 2015. The increase for the three month period was mainly due to increases in net revenue on mortgage banking activities, loan servicing income (loss), net gain on sale of loans, and other income, partially offset by decreases in advisory service fees and net gain on sale of securities available-for-sale. The increase for the nine months period was mainly due to increases in net gain on sale of securities available-for-sale, net revenue on mortgage banking activities, other income, and a gain on sale of subsidiary, partially offset by decreases in net gain on sale of loans, advisory service fees, and loan servicing income (loss), and a gain on sale of building in the prior period.

•
Noninterest expense was $124.3 million for the three months ended September 30, 2016, an increase of $42.5 million, or 52.0 percent, from $81.7 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, noninterest expense was $313.4 million, an increase of $67.9 million, or 27.7 percent, from $245.5 million for the nine months ended September 30, 2015. The increase was mainly due to the continued expansion of the Company's business footprint.

•
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy projects was 62.38 percent and 67.23 percent, respectively, for the three and nine months ended September 30, 2016, compared to 76.92 percent and 75.54 percent, respectively, for the three and nine months ended September 30, 2015. The improvement was mainly due to higher increases in net interest income and noninterest income than the increase in noninterest expense.

•
Total assets were $11.22 billion at September 30, 2016, an increase of $2.98 billion, or 36.2 percent, from $8.24 billion at December 31, 2015. Average total assets were $10.86 billion for the three months ended September 30, 2016, an increase of $4.18 billion, or 62.5 percent, from $6.68 billion for the three months ended September 30, 2015. For the nine months ended September 30, 2016, average total assets were $9.92 billion, an increase of $3.63 billion, or 57.7 percent, from $6.29 billion for the nine months ended September 30, 2015. The increase was mainly due to increases in investment securities and loans and leases funded by net proceeds of the preferred stock and common stock offerings completed during the nine months ended September 30, 2016 as well as higher utilization of FHLB advances and increased deposits.

•
Loans and leases receivable, net of ALLL were $6.53 billion at September 30, 2016, an increase of $1.38 billion, or 26.8 percent, from $5.15 billion at December 31, 2015. Loans held-for-sale were $846.8 million at September 30, 2016, an increase of $178.0 million, or 26.6 percent, from $668.8 million at December 31, 2015. Average total loans and leases were $7.25 billion for the three months ended September 30, 2016, an increase of $1.97 billion, or 37.5 percent, from $5.27 billion for the three months ended September 30, 2015. For the nine months ended September 30, 2016, average total loans and leases were $6.64 billion, an increase of $1.41 billion, or 27.1 percent, from $5.22 billion for the nine months ended September 30, 2015. The increase was due mainly to increased originations of loans and leases during the nine months ended September 30, 2016.

•
Total deposits were $9.08 billion at September 30, 2016, an increase of $2.78 billion, or 44.0 percent, from $6.30 billion at December 31, 2015. Average total deposits were $8.34 billion for the three months ended September 30, 2016, an increase of $3.11 billion, or 59.5 percent, from $5.23 billion for the three months ended September 30, 2015. For the nine months ended September 30, 2016, average total deposits were $7.27 billion, an increase of $2.29 billion, or 46.0 percent, from $4.98 billion for the nine months ended September 30, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity.
RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Interest and dividend income	$102,235	$66,515	$281,115	$192,139
Interest expense	15,274	10,965	42,700	30,488
Net interest income	86,961	55,550	238,415	161,651
Provision for loan and lease losses	2,592	735	4,682	6,209
Noninterest income	74,630	50,727	192,193	163,400
Noninterest expense	124,262	81,743	313,437	245,542
Income before income taxes	34,737	23,799	112,489	73,300
Income tax (benefit) expense	(1,200)	9,263	30,337	30,266
Net income	35,937	14,536	82,152	43,034
Preferred stock dividends	5,112	3,040	14,801	6,793
Net income available to common stockholders	$30,825	$11,496	$67,351	$36,241
Basic earnings per total common share	$0.60	$0.29	$1.42	$0.95
Diluted earnings per total common share	$0.59	$0.29	$1.40	$0.93
For the three months ended September 30, 2016, net income was $35.9 million, an increase of $21.4 million, or 147.2 percent, from $14.5 million for the three months ended September 30, 2015. Preferred stock dividends were $5.1 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and net income available to common stockholders was $30.8 million and $11.5 million for the three months ended September 30, 2016 and 2015, respectively.
For the nine months ended September 30, 2016, net income was $82.2 million, an increase of $39.1 million, or 90.9 percent, from $43.0 million for the nine months ended September 30, 2015. Preferred stock dividends were $14.8 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively, and net income available to common stockholders was $67.4 million and $36.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$7,245,472	$80,370	4.41%	$5,271,293	$60,454	4.55%
Securities	2,776,304	19,934	2.86%	828,326	5,054	2.42%
Other interest-earning assets (2)	410,471	1,931	1.87%	350,243	1,007	1.14%
Total interest-earning assets	10,432,247	102,235	3.90%	6,449,862	66,515	4.09%
ALLL	(38,258)			(34,810)
BOLI and non-interest earning assets (3)	466,268			266,538
Total assets	$10,860,257			$6,681,590
Interest-bearing liabilities:
Savings	$887,973	1,704	0.76%	$832,006	1,575	0.75%
Interest-bearing checking	2,300,128	3,972	0.69%	1,282,066	2,273	0.70%
Money market	2,427,356	3,226	0.53%	1,294,554	1,337	0.41%
Certificates of deposit	1,548,604	2,322	0.60%	905,704	1,210	0.53%
FHLB advances	1,104,663	1,413	0.51%	476,848	587	0.49%
Securities sold under repurchase agreements	12,539	48	1.52%	2,681	3	0.44%
Long term debt and other interest-bearing liabilities	180,180	2,589	5.72%	266,430	3,980	5.93%
Total interest-bearing liabilities	8,461,443	15,274	0.72%	5,060,289	10,965	0.86%
Noninterest-bearing deposits	1,178,849			916,670
Non-interest-bearing liabilities	251,281			58,918
Total liabilities	9,891,573			6,035,877
Total stockholders’ equity	968,684			645,713
Total liabilities and stockholders’ equity	$10,860,257			$6,681,590
Net interest income/spread		$86,961	3.18%		$55,550	3.23%
Net interest margin (4)			3.32%			3.42%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees (costs) of $283 thousand and $(46) thousand and accretion of discount on purchased loans of $9.9 million and $7.5 million for the three months ended September 30, 2016 and 2015, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $101.5 million and $67.1 million for the three months ended September 30, 2016 and 2015, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,636,978	$221,257	4.45%	$5,222,290	$179,308	4.59%
Securities	2,534,788	55,374	2.92%	530,124	9,100	2.30%
Other interest-earning assets (2)	297,213	4,484	2.02%	293,891	3,731	1.70%
Total interest-earning assets	9,468,979	281,115	3.97%	6,046,305	192,139	4.25%
ALLL	(37,161)			(31,312)
BOLI and non-interest earning assets (3)	489,839			276,543
Total assets	$9,921,657			$6,291,536
Interest-bearing liabilities:
Savings	$863,088	4,878	0.75%	$881,273	4,929	0.75%
Interest-bearing checking	2,061,761	10,352	0.67%	1,113,267	6,309	0.76%
Money market	1,847,906	6,867	0.50%	1,177,538	3,324	0.38%
Certificates of deposit	1,295,588	5,619	0.58%	988,274	4,359	0.59%
FHLB advances	1,240,872	4,641	0.50%	446,571	1,230	0.37%
Securities sold under repurchase agreements	104,076	597	0.77%	903	3	0.44%
Long term debt and other interest-bearing liabilities	212,209	9,746	6.13%	208,252	10,334	6.63%
Total interest-bearing liabilities	7,625,500	42,700	0.75%	4,816,078	30,488	0.85%
Noninterest-bearing deposits	1,205,179			820,385
Non-interest-bearing liabilities	214,056			56,738
Total liabilities	9,044,735			5,693,201
Total stockholders’ equity	876,922			598,335
Total liabilities and stockholders’ equity	$9,921,657			$6,291,536
Net interest income/spread		$238,415	3.22%		$161,651	3.40%
Net interest margin (4)			3.36%			3.57%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees (costs) of $663 thousand and $(468) thousand and accretion of discount on purchased loans of $31.0 million and $21.5 million for the nine months ended September 30, 2016 and 2015, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $100.9 million and $35.3 million for the nine months ended September 30, 2016 and 2015, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Total loans and leases	$21,795	$(1,879)	$19,916	$47,542	$(5,593)	$41,949
Securities	13,812	1,068	14,880	43,194	3,080	46,274
Other interest-earning assets	196	728	924	42	711	753
Total interest-earning assets	$35,803	$(83)	$35,720	$90,778	$(1,802)	$88,976
Interest-bearing liabilities:
Savings	$107	$22	$129	$(51)	$—	$(51)
Interest-bearing checking	1,732	(33)	1,699	4,867	(824)	4,043
Money market	1,416	473	1,889	2,279	1,264	3,543
Certificates of deposit	937	175	1,112	1,335	(75)	1,260
FHLB advances	801	25	826	2,848	563	3,411
Securities sold under repurchase agreements	28	17	45	591	3	594
Long term debt and other interest-bearing liabilities	(1,254)	(137)	(1,391)	195	(783)	(588)
Total interest-bearing liabilities	3,767	542	4,309	12,064	148	12,212
Net interest income	$32,036	$(625)	$31,411	$78,714	$(1,950)	$76,764
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net interest income was $87.0 million for the three months ended September 30, 2016, an increase of $31.4 million, or 56.5 percent, from $55.6 million for the three months ended September 30, 2015. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Interest income on total loans and leases was $80.4 million for the three months ended September 30, 2016, an increase of $19.9 million, or 32.9 percent, from $60.5 million for the three months ended September 30, 2015. The increase in interest income on loans and leases was due to a $1.97 billion increase in average total loans and leases, partially offset by a 14 basis points (bps) decrease in average yield. The increase in average balance was due mainly to an increase in loan and lease originations and purchases. The decrease in average yield was mainly due to the lower yields on newly originated loans and leases, partially offset by an increase in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. The discount accretion totaled $9.9 million and $7.5 million for the three months ended September 30, 2016 and 2015, respectively.
Interest income on securities was $19.9 million for the three months ended September 30, 2016, an increase of $14.9 million, or 294.4 percent, from $5.1 million for the three months ended September 30, 2015. The increase in interest income on securities was due to a $1.95 billion increase in average balance and a 44 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities. During the three months ended September 30, 2016, the Company purchased $879.0 million of securities available-for-sale and sold $222.0 million of securities available-for-sale. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sales of securities available-for-sale during the three months ended September 30, 2016.
Dividends and interest income on other interest-earning assets was $1.9 million for the three months ended September 30, 2016, an increase of $924 thousand, or 91.8 percent, from $1.0 million for the three months ended September 30, 2015. The increase in dividends and interest income on other interest-earning assets was due to a $60.2 million increase in average balance and a 73 bps increase in average yield. The increase in average yield was mainly due to increased stock dividends on FHLB stock. The increase in average balance was due to increases in FRB and FHLB stock.
Interest expense on interest-bearing deposits was $11.2 million for the three months ended September 30, 2016, an increase of $4.8 million, or 75.5 percent, from $6.4 million for the three months ended September 30, 2015. The increase in interest expense on interest-bearing deposits resulted from a $2.85 billion increase in average balance and a 3 bps increase in average cost. The increase in average balance was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity.
Interest expense on FHLB advances was $1.4 million for the three months ended September 30, 2016, an increase of $826 thousand, or 140.7 percent, from $587 thousand for the three months ended September 30, 2015. The increase was due mainly to a $627.8 million increase in average balance and a 2 bps increase in average cost. The increase in average cost was due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $48 thousand for the three months ended September 30, 2016, an increase of $45 thousand, or 1,500.0 percent, from $3 thousand for the three months ended September 30, 2015. The Company utilized an increased amount of the repurchase agreements in order to diversify its funding sources.
Interest expense on long term debt and other interest-bearing liabilities was $2.6 million for the three months ended September 30, 2016, a decrease of $1.4 million, or 34.9 percent, from $4.0 million for the three months ended September 30, 2015. The decrease was due mainly to the redemption of the Senior Notes I during the second quarter of 2016.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net interest income was $238.4 million for the nine months ended September 30, 2016, an increase of $76.8 million, or 47.5 percent, from $161.7 million for the nine months ended September 30, 2015. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Interest income on total loans and leases was $221.3 million for the nine months ended September 30, 2016, an increase of $41.9 million, or 23.4 percent, from $179.3 million for the nine months ended September 30, 2015. The increase in interest income on loans and leases was due to a $1.41 billion increase in average total loans and leases, partially offset by a 14 bps decrease in average yield. The increase in average balance was due mainly to an increase in loan and lease originations. The decrease in average yield was mainly due to the lower yields on newly originated loans and leases, partially offset by an increase in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. The discount accretion totaled $31.0 million and $21.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Interest income on securities was $55.4 million for the nine months ended September 30, 2016, an increase of $46.3 million, or 508.5 percent, from $9.1 million for the nine months ended September 30, 2015. The increase in interest income on securities was due to a $2.00 billion increase in average balance and a 62 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities. During the nine months ended September 30, 2016, the Company purchased $4.92 billion of securities available-for-sale and sold $3.75 billion of securities available-for-sale. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sales of securities available-for-sale during the nine months ended September 30, 2016.
Dividends and interest income on other interest-earning assets was $4.5 million for the nine months ended September 30, 2016, an increase of $753.0 thousand, or 20.2 percent, from $3.7 million for the nine months ended September 30, 2015. The increase in dividends and interest income on other interest-earning assets was due to a $3.3 million increase in average balance and a 32 bps increase in average yield. The increase in average yield was mainly due to increased dividends on FHLB stock.
Interest expense on interest-bearing deposits was $27.7 million for nine months ended September 30, 2016, an increase of $8.8 million, or 46.5 percent, from $18.9 million for the nine months ended September 30, 2015. The increase in interest expense on interest-bearing deposits resulted from a $1.91 billion increase in average balance. The increase in average balance was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity.
Interest expense on FHLB advances was $4.6 million for the nine months ended September 30, 2016, an increase of $3.4 million, or 277.3 percent, from $1.2 million for the nine months ended September 30, 2015. The increase was due mainly to a $794.3 million increase in average balance and a 13 bps increase in average cost. The increase in average cost was due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $597 thousand for the nine months ended September 30, 2016, an increase of $594 thousand from $3 thousand for the nine months ended September 30, 2015. The Company utilized more of the repurchase agreements in order to diversify its funding sources.
Interest expense on long term debt and other interest-bearing liabilities was $9.7 million for the nine months ended September 30, 2016, a decrease of $588 thousand, or 5.7 percent, from $10.3 million for the nine months ended September 30, 2015. The increase was due mainly to the additional interest expense incurred on the Senior Notes II issued in the second quarter of 2015, partially offset by the redemption of the Senior Notes I in the second quarter of 2016.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect inherent credit losses in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $2.6 million and $735 thousand, respectively, for the three months ended September 30, 2016 and 2015, and $4.7 million and $6.2 million, respectively, for the nine months ended September 30, 2016 and 2015.
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
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Customer service fees	$1,566	$1,118	$3,587	$3,100
Loan servicing income (loss)	2,096	(2,254)	(6,539)	(689)
Income from bank owned life insurance	595	369	1,738	475
Net gain on sale of securities available-for-sale	487	1,750	30,100	1,748
Net gain on sale of loans	11,063	9,737	15,405	22,047
Net revenue on mortgage banking activities	50,159	37,015	127,638	114,351
Advisory service fees	—	2,294	1,507	7,926
Loan brokerage income	1,384	660	3,017	2,462
Gain on sale of building	—	—	—	9,919
Gain on sale of subsidiary	—	—	3,694	—
Other income	7,280	38	12,046	2,061
Total noninterest income	$74,630	$50,727	$192,193	$163,400
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Noninterest income was $74.6 million for the three months ended September 30, 2016, an increase of $23.9 million, or 47.1 percent, from $50.7 million for the three months ended September 30, 2015. The increase in noninterest income was mainly due to increases in net revenue on mortgage banking activities, loan servicing income, other income, and net gain on sale of loans, partially offset by decreases in advisory service fees and net gain on sale of securities available-for-sale.
Customer service fees were $1.6 million for the three months ended September 30, 2016, an increase of $448 thousand, or 40.1 percent, from $1.1 million for the three months ended September 30, 2015. The increase was mainly due to the increase in average deposit balances.
Loan servicing income (loss) was $2.1 million for the three months ended September 30, 2016, an increase of $4.4 million, or 193.0 percent, from $(2.3) million for the three months ended September 30, 2015. The increase was mainly due to an increase in servicing fees from the increased volume of loans sold with servicing retained, partially offset by losses on the fair value of mortgage servicing rights. Losses on fair value and runoff of servicing assets were $4.2 million and $5.5 million for the three months ended September 30, 2016 and 2015, respectively. Servicing fees were $6.3 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and the increase in servicing fees was due to higher unpaid principal balances of loans sold with servicing retained. Total unpaid principal balances of loans sold with servicing retained were $7.27 billion and $4.06 billion at September 30, 2016 and 2015, respectively.
Net gain on sale of securities available-for-sale was $487 thousand for the three months ended September 30, 2016, compared to $1.8 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, the Company sold $222.0 million of securities available-for-sale. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sale of securities available-for-sale during the three months ended September 30, 2016.
Net gain on sale of loans was $11.1 million for the three months ended September 30, 2016, an increase of $1.3 million from $9.7 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, the Company sold jumbo SFR mortgage loans of $279.7 million with a gain of $3.0 million, seasoned SFR mortgage loan pools of $103.4 million with a gain of $5.6 million, SBA loans of $5.8 million with a gain of $481 thousand, and other loans and leases of $78.2 million with a gain of $2.0 million. During the three months ended September 30, 2015, the Company sold jumbo SFR mortgage loans of $237.5 million with a gain of $2.7 million, seasoned SFR mortgage loan pools of $25.0 million with a gain of $5.9 million, SBA loans of $6.2 million with a gain of $501 thousand, and certain loans as part of the AUB branch sale transaction of $40.2 million with a gain of $644 thousand.
Net revenue on mortgage banking activities was $50.2 million for the three months ended September 30, 2016, an increase of $13.1 million, or 35.5 percent, from $37.0 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, the Bank originated $1.52 billion and sold $1.46 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $44.9 million and 2.95 percent, respectively, and loan origination fees were $5.3 million for the three months ended September 30, 2016. Included in the net gain is the initial capitalized value of our MSRs, which totaled $13.7 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended

September 30, 2016. During the three months ended September 30, 2015, the Bank originated $1.13 billion and sold $1.19 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $32.9 million and 2.92 percent, respectively, and loan origination fees were $4.1 million for the three months ended September 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $11.6 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended September 30, 2015.
Advisory service fees were $0 for the three months ended September 30, 2016, a decrease of $2.3 million, or 100.0 percent, from $2.3 million for the three months ended September 30, 2015. The decrease was due to the sale of The Palisades Group on May 5, 2016. The Company does not expect to have advisory service fee income in future periods.
Loan brokerage income was $1.4 million for the three months ended September 30, 2016, an increase of $724 thousand, or 109.7 percent, from $660 thousand for the three months ended September 30, 2015. The increase was mainly due to an increase in the volume of brokered loans.
Other income was $7.3 million for the three months ended September 30, 2016, an increase of $7.2 million from $38 thousand for the three months ended September 30, 2015. The increase was mainly due to the gain of $2.8 million recognized on the payment in full of the note issued to the Company by The Palisades Group as a part of the sale transaction, legal settlements of $2.1 million and $485 thousand in rental income from a newly purchased building during the three months ended September 30, 2016, and a $918 thousand loss recognized from the fair value change on an interest rate swap during the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Noninterest income was $192.2 million for the nine months ended September 30, 2016, an increase of $28.8 million, or 17.6 percent, from $163.4 million for the nine months ended September 30, 2015. The increase in noninterest income was mainly due to increases in net revenue on mortgage banking activities, net gain on sale of securities available-for-sale, other income, income from bank owned life insurance, and a gain on sale of subsidiary, partially offset by decreases in advisory service fees and net gain on sale of loans, loan servicing income (loss) and a gain on sale of building in 2015.
Customer service fees were $3.6 million for the nine months ended September 30, 2016, an increase of $487 thousand, or 15.7 percent, from $3.1 million for the nine months ended September 30, 2015. The increase was mainly due to the increase in deposit balance.
Loan servicing income (loss) was $(6.5) million for the nine months ended September 30, 2016, a decrease of $5.9 million, or 849.1 percent, from $(689) thousand for the nine months ended September 30, 2015. The decrease was mainly due to an increase in losses on the fair value of mortgage servicing rights, partially offset by an increase in servicing fees from the increased volume of loans sold with servicing retained. Losses on fair value and runoff of servicing assets were $22.9 million and $8.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in losses was due to generally lower interest rates. Servicing fees were $16.4 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively, and unpaid principal balances of loans sold with servicing retained were $7.27 billion and $4.06 billion at September 30, 2016 and 2015, respectively.
Net gain on sale of securities available-for-sale was $30.1 million for the nine months ended September 30, 2016, compared to $1.7 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company sold $3.75 billion of securities available-for-sale. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sale of securities available-for-sale during the nine months ended September 30, 2016.
Net gain on sale of loans was $15.4 million for the nine months ended September 30, 2016, a decrease of $6.6 million, or 30.1 percent, from $22.0 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company sold jumbo SFR mortgage loans of $485.1 million with a gain of $5.5 million, seasoned SFR mortgage loan pools of $103.4 million with a gain of $5.6 million, SBA loans of $24.3 million with a gain of $1.9 million, and other loans and leases of $89.0 million with a gain of $2.37 million. During the nine months ended September 30, 2015, the Company sold jumbo SFR mortgage loans of $668.9 million with a gain of $8.8 million, seasoned SFR mortgage loan pools of $25.0 million with a gain of $5.9 million, SBA loans of $20.6 million with a gain of $1.9 million, multi-family loans of $242.6 million with a gain of $4.8 million, and certain loans as part of the AUB branch sale transaction of $40.2 million with a gain of $644 thousand.
Net revenue on mortgage banking activities was $127.6 million for the nine months ended September 30, 2016, an increase of $13.3 million, or 11.6 percent, from $114.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Bank originated $3.82 billion and sold $3.74 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $113.5 million and 2.97 percent, respectively, and loan origination fees were

$14.1 million for the nine months ended September 30, 2016. Included in the net gain is the initial capitalized value of our MSRs, which totaled $34.6 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Bank originated $3.40 billion and sold $3.33 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $102.1 million and 3.00 percent, respectively, and loan origination fees were $12.2 million for the nine months ended September 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $35.1 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the nine months ended September 30, 2015.
Advisory service fees were $1.5 million for nine months ended September 30, 2016, a decrease of $6.4 million, or 81.0 percent, from $7.9 million for the nine months ended September 30, 2015. The decrease was mainly due to the sale of The Palisades Group on May 5, 2016 and higher transaction fees recognized during the nine months ended September 30, 2016. The Company does not expect to have advisory service fee income in future periods.
Loan brokerage income was $3.0 million for the nine months ended September 30, 2016, an increase of $555 thousand, or 22.5 percent, from $2.5 million for the nine months ended September 30, 2015. The increase was mainly due to an increase in the volume of brokered loans.
Gain on sale of building of $9.9 million was recognized during the nine months ended September 30, 2015, with no similar transaction during the nine months ended September 30, 2016. The Company sold an improved real property complex at a sale price of approximately $52.3 million, which had a book value of $42.3 million at the sale date.
Gain on sale of subsidiary of $3.7 million was recognized during the nine months ended September 30, 2016, with no similar transaction during the nine months ended September 30, 2015. The Company completed the sale of all of its membership interests in The Palisades Group on May 5, 2016.
Other income was $12.0 million for the nine months ended September 30, 2016, an increase of $10.0 million, or 484.5 percent, from $2.1 million for the nine months ended September 30, 2015. The increase was mainly due to the gain recognized on the payment of the note issued to the Company by The Palisades Group as a part of the sale transaction, legal settlements and rental income from a newly purchased building during the nine months ended September 30, 2016, and a $918 thousand loss recognized from the fair value change on an interest rate swap during the nine months ended September 30, 2015.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Salaries and employee benefits, excluding commissions	$50,662	$40,374	$140,344	$120,446
Commissions for mortgage banking activities	17,371	12,841	45,894	38,660
Salaries and employee benefits	68,033	53,215	186,238	159,106
Occupancy and equipment	12,728	10,109	36,411	30,205
Professional fees	6,732	5,261	19,707	15,385
Outside service fees	3,130	2,275	9,379	5,331
Data processing	2,837	2,170	7,869	6,080
Advertising	2,858	1,335	7,091	3,499
Regulatory assessments	2,125	1,381	5,740	4,111
Loss on investments in alternative energy partnerships, net	17,660	—	17,660	—
Provision (reversal) for loan repurchases	49	179	(451)	2,023
Amortization of intangible assets	1,179	1,401	3,823	4,490
Impairment on intangible assets	—	—	—	258
All other expense	6,931	4,417	19,970	15,054
Total noninterest expense	$124,262	$81,743	$313,437	$245,542
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Noninterest expense was $124.3 million for the three months ended September 30, 2016, an increase of $42.5 million, or 52.0 percent, from $81.7 million for the three months ended September 30, 2015. The increase was mainly due to the continued expansion of our business footprint.
Total salaries and employee benefits including commissions was $68.0 million for the three months ended September 30, 2016, an increase of $14.8 million, or 27.8 percent, from $53.2 million for the three months ended September 30, 2015. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the expansion of commercial banking operations as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $17.4 million and $12.8 million for the three months ended September 30, 2016 and 2015, respectively. Originations of SFR mortgage loans for the three months ended September 30, 2016 and 2015 totaled $1.52 billion and $1.13 billion, respectively.
Occupancy and equipment expenses were $12.7 million for the three months ended September 30, 2016, an increase of $2.6 million, or 25.9 percent, from $10.1 million for the three months ended September 30, 2015. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the purchase of a new building and new mortgage banking loan production offices.
Professional fees were $6.7 million for the three months ended September 30, 2016, an increase of $1.5 million, or 28.0 percent, from $5.3 million for the three months ended September 30, 2015. The increase was mainly due to a legal settlement and increased audit fees.
Outside service fees were $3.1 million for the three months ended September 30, 2016, an increase of $855 thousand, or 37.6 percent, from $2.3 million for the three months ended September 30, 2015. The increase was mainly due to an increase in loan sub-servicing expenses resulting from the growth in the loan portfolio.
Data processing expense was $2.8 million for the three months ended September 30, 2016, an increase of $667 thousand, or 30.7 percent, from $2.2 million for the three months ended September 30, 2015. The increase was mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $2.9 million for the three months ended September 30, 2016, an increase of $1.5 million, or 114.1 percent, from $1.3 million for the three months ended September 30, 2015. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.
Regulatory assessment was $2.1 million for the three months ended September 30, 2016, an increase of $744 thousand, or 53.9 percent, from $1.4 million for the three months ended September 30, 2015. The increase was due to year-over-year balance sheet growth.

Loss on investments in alternative energy partnership of $17.7 million was recognized during the three months ended September 30, 2016, with no similar transaction during the three months ended September 30, 2015.
Provision for loan repurchases was $49 thousand and $179 thousand for the three months ended September 30, 2016 and 2015, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $1.2 million and $537 thousand against net revenue on mortgage banking activities during the three months ended September 30, 2016 and 2015, respectively. Total provision for loan repurchases were $1.2 million and $716 thousand for the three months ended September 30, 2016 and 2015, respectively. The increase in the initial provision was mainly due to increased volume of mortgage loan originations and sales and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $1.2 million for the three months ended September 30, 2016, a decrease of $222 thousand, or 15.8 percent, from $1.4 million for the three months ended September 30, 2015.
Other expenses were $6.9 million for the three months ended September 30, 2016, an increase of $2.5 million, or 56.9 percent, from $4.4 million for the three months ended September 30, 2015. The increase was mainly due to a cost of $2.7 million for the redemption of the Senior Notes I and costs associated with the growth in mortgage banking activities.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Noninterest expense was $313.4 million for the nine months ended September 30, 2016, an increase of $67.9 million, or 27.7 percent, from $245.5 million for the nine months ended September 30, 2015. The increase was mainly due to the continued expansion of our business footprint.
Total salaries and employee benefits including commissions was $186.2 million for the nine months ended September 30, 2016, an increase of $27.1 million, or 17.1 percent, from $159.1 million for the nine months ended September 30, 2015. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the expansion of commercial banking operations, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $45.9 million and $38.7 million for the nine months ended September 30, 2016 and 2015, respectively. Originations of SFR mortgage loans for the nine months ended September 30, 2016 and 2015 totaled $3.82 billion and $3.40 billion, respectively.
Occupancy and equipment expenses were $36.4 million for the nine months ended September 30, 2016, an increase of $6.2 million, or 20.5 percent, from $30.2 million for the nine months ended September 30, 2015. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the purchase of a new building and new mortgage banking loan production offices.
Professional fees were $19.7 million for the nine months ended September 30, 2016, an increase of $4.3 million, or 28.1 percent, from $15.4 million for the nine months ended September 30, 2015. The increase was mainly due to a legal settlement and increased audit fees.
Outside service fees were $9.4 million for the three months ended September 30, 2016, an increase of $4.0 million, or 75.9 percent, from $5.3 million for the three months ended September 30, 2015. The increase was mainly due to an increase in loan sub-servicing expenses resulting from the growth in the loan portfolio.
Data processing expense was $7.9 million for the nine months ended September 30, 2016, an increase of $1.8 million, or 29.4 percent, from $6.1 million for the nine months ended September 30, 2015. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $7.1 million for the nine months ended September 30, 2016, an increase of $3.6 million, or 102.7 percent, from $3.5 million for the nine months ended September 30, 2015. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.
Regulatory assessments were $5.7 million for the nine months ended September 30, 2016, an increase of $1.6 million, or 39.6 percent, from $4.1 million for the nine months ended September 30, 2015. The increase was due to year-over-year balance sheet growth.
Loss on investments in alternative energy partnership of $17.7 million was recognized during the nine months ended September 31, 2016, with no similar transaction during the nine months ended September 30, 2015.
Provision (reversal) for loan repurchases was $(451) thousand and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $2.9 million and $1.6 million against net revenue on mortgage banking activities during the nine months ended September 30, 2016 and 2015, respectively. Total provisions for loan repurchases were $2.5 million and $3.6 million for the nine months ended September 30,

2016 and 2015, respectively. The increase in the initial provision was mainly due to increased volume of mortgage loan originations and sales and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $3.8 million for the nine months ended September 30, 2016, a decrease of $667 thousand, or 14.9 percent, from $4.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company wrote off $258 thousand of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition, which were subsequently transferred in connection with the sale of two branches to AUB.
Other expenses were $20.0 million for the nine months ended September 30, 2016, an increase of $4.9 million, or 32.7 percent, from $15.1 million for the nine months ended September 30, 2015. The increase was mainly due to a cost of $2.7 million for the redemption of the Senior Notes I and costs associated with the growth in mortgage banking activities.
Income Tax Expense
For the three months ended September 30, 2016 and 2015, income tax (benefit) expense was $(1.2) million and $9.3 million, respectively, and the effective tax rate was (3.5) percent and 38.9 percent, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $30.3 million and $30.3 million, respectively, and the effective tax rate was 27.0 percent and 41.3 percent, respectively. The Company’s effective tax rate was lower in 2016 periods due to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of approximately $19.4 million. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned. For additional information, see Note 11 to Consolidated Financial Statements (unaudited) in this report.

Operating Segments Results
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: (i) Commercial Banking; (ii) Mortgage Banking; (iii) Financial Advisory; and (iv) Corporate/Other. For additional information, see Note 20 to Consolidated Financial Statements (unaudited) in this report.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Commercial Banking Segment
Income before income taxes from the Commercial Banking segment was $25.2 million and $25.3 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was mainly due to increases in noninterest expense and provision for loan and lease losses, partially offset by increases in net interest income and noninterest income.
Net interest income was $85.4 million and $55.9 million for the three months ended September 30, 2016 and 2015, respectively. The increase in net interest income was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Provision for loan and lease losses was $2.6 million and $735 thousand for the three months ended September 30, 2016 and 2015, respectively.
Noninterest income was $19.5 million and $14.7 million for the three months ended September 30, 2016 and 2015, respectively. The increase in noninterest income was mainly due to increases in net gain on sale of loans, customer service fees, income from bank owned life insurance and other income, and a loss recognized from the fair value change on an interest rate swap during the prior period, partially offset by a decrease in net gain on sale of securities available-for-sale.
Noninterest expense was $77.2 million and $44.6 million for the three months ended September 30, 2016 and 2015, respectively. The increases were mainly due to loss on investments in alternative energy partnership and overall expense increase from expansion of the business footprint.
Mortgage Banking Segment
Income before income taxes from the Mortgage Banking segment was $9.3 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively.
Net interest income was $4.1 million and $3.6 million, and noninterest income was $52.3 million and $33.8 million for the three months ended September 30, 2016 and 2015, respectively. The increase in net interest income was the result of increases in average loan balances and the increase in noninterest income was due to increased mortgage banking activities.
Noninterest expense was $47.1 million and $35.4 million for the three months ended September 30, 2016 and 2015, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to a loan origination variable commission expense.
Financial Advisory Segment
The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory activities at that time.
Corporate/Other Segment
Income (loss) before income taxes on the Corporate/Other segment was $242 thousand and $(4.0) million for the three months ended September 30, 2016 and 2015, respectively. Interest expense was related to interest expense on the Senior Notes and junior subordinated amortizing notes. For the three months ended September 30, 2016, the Corporate/Other segment recognized in noninterest income a gain on the payment of the note issued to the Company by The Palisades Group as a part of the sale of The Palisades Group.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Commercial Banking Segment
Income before income taxes from the Commercial Banking segment was $114.0 million and $68.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was mainly due to increases in net interest income and noninterest income and a decrease in provision for loan and lease losses, partially offset by an increase in noninterest expense.
Net interest income was $237.1 million and $162.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in net interest income was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Provision for loan and lease losses was $4.7 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Noninterest income was $63.1 million and $44.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in noninterest income was mainly due to increases in net gain on sale of securities available-for-sale and income from bank owned life insurance, partially offset by decreases in net gain on sale of loans and a gain on sale of building recognized in 2015.
Noninterest expense was $181.5 million and $131.7 million for the nine months ended September 30, 2016 and 2015, respectively. The increases were mainly due to loss on investments in alternative energy partnership and overall expense increase from expansion of the business footprint.
Mortgage Banking Segment
Income before income taxes from the Mortgage Banking segment was $5.0 million and $12.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Net interest income was $11.0 million and $9.6 million, and noninterest income was $121.1 million and $111.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in net interest income was the result of increases in average loan balances and the increase in noninterest income was due to an increase in the volume of mortgage banking activities.
Noninterest expense was $127.1 million and $108.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to a loan origination variable commission expense.
Financial Advisory Segment
The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory activities at that time.
Corporate/Other Segment
Loss before income taxes on the Corporate/Other segment was $5.9 million and $10.3 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense was related to interest expense on the Senior Notes and junior subordinated amortizing notes. For the nine months ended September 30, 2016, the Corporate/Other segment recognized in noninterest income a gain on sale of subsidiary and a gain on the payment of the note issued to the Company by The Palisades Group as a part of the sale of The Palisades Group and recognized in noninterest expense a cost for the redemption of the Senior Notes I.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities held-to-maturity:
Corporate bonds	$239,883	$255,999	$16,116	$239,274	$218,583	$(20,691)
Collateralized loan obligations	416,332	415,693	(639)	416,284	411,207	(5,077)
Commercial mortgage-backed securities	306,100	324,627	18,527	306,645	302,495	(4,150)
Total securities held-to-maturity	$962,315	$996,319	$34,004	$962,203	$932,285	$(29,918)
Securities available-for-sale:
SBA loan pool securities	$1,221	$1,265	$44	$1,485	$1,504	$19
Private label residential mortgage-backed securities	116,574	117,112	538	1,755	1,768	13
Corporate bonds	72,322	73,596	1,274	26,657	26,152	(505)
Collateralized loan obligation	1,324,592	1,334,002	9,410	111,719	111,468	(251)
Agency mortgage-backed securities	414,798	415,613	815	697,152	692,704	(4,448)
Total securities available-for-sale	$1,929,507	$1,941,588	$12,081	$838,768	$833,596	$(5,172)
Securities available-for-sale were $1.94 billion at September 30, 2016, an increase of $1.11 billion, or 132.9 percent, from $833.6 million at December 31, 2015. The increase was mainly due to purchases of $4.92 billion, partially offset by sales of $3.75 billion and principal payments of $72.4 million. Securities available-for-sale had a net unrealized gain of $12.1 million at September 30, 2016, compared to a net unrealized loss of $5.2 million at December 31, 2015. Securities held-to-maturity were $962.3 million and $962.2 million at September 30, 2016 and December 31, 2015, respectively. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through the sale of securities available-for-sale during the nine months ended September 30, 2016.
Collateralized loan obligations (CLOs) totaled $1.74 billion and $528.0 million, respectively, in amortized cost basis at September 30, 2016 and December 31, 2015. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches.
The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk duration risk inherent to certain fixed rate investment securities. At September 30, 2016, the Company owned AAA rated and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains a pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that are Volcker Rule compliant.

The Company did not record OTTI for investment securities for the three and nine months ended September 30, 2016 or 2015. The Company monitors its securities portfolio to ensure it has adequate credit support. As of September 30, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of September 30, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of September 30, 2016:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	($ in thousands)
Securities held-to-maturity:
Corporate bonds	$—	—%	$15,000	5.00%	$224,883	5.06%	$—	—%	$239,883	5.05%
Collateralized loan obligation	416,332	2.74%	—	—%	—	—%	—	—%	416,332	2.74%
Commercial mortgage-backed securities	—	—%	—	—%	223,944	3.96%	82,156	3.81%	306,100	3.92%
Total securities held-to-maturity	$416,332	2.74%	$15,000	5.00%	$448,827	4.51%	$82,156	3.81%	$962,315	3.69%
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,221	2.75%	$1,221	2.75%
Private label residential mortgage-backed securities	46,371	3.65%	683	3.94%	—	—%	69,520	3.54%	116,574	3.59%
Corporate bonds	—	—%	43,500	5.79%	28,822	5.51%	—	—%	72,322	5.68%
Collateralized loan obligation	1,324,592	2.77%	—	—%	—	—%	—	—%	1,324,592	2.77%
Agency mortgage-backed securities	161,540	0.89%	9,201	1.33%	—	—%	244,057	2.12%	414,798	1.62%
Total securities available-for-sale	$1,532,503	2.60%	$53,384	5.00%	$28,822	5.51%	$314,798	2.44%	$1,929,507	2.68%

Loans Held-for-Sale
Loans held-for-sale were $846.8 million at September 30, 2016, an increase of $178.0 million, or 26.6 percent, from $668.8 million at December 31, 2015. The loans held-for-sale consisted of $498.1 million and $379.2 million carried at fair value, and $348.8 million and $289.7 million carried at lower of cost or fair value as of September 30, 2016 and December 31, 2015, respectively. The $118.9 million, or 31.4 percent, increase in loans carried at fair value was due mainly to originations of $3.90 billion, partially offset by sales of $3.81 billion. The $59.1 million, or 20.4 percent, increase in loans carried at the lower of cost or fair value was due mainly to originations of $465.6 million and loans transferred from loans and leases receivable of $161.6 million, partially offset by sales of $504.8 million, loans transferred to loans and leases receivable of $7.1 million, and paydowns and amortization of $56.1 million.
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
Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$1,531,041	$876,999	$654,042	74.6%
Commercial real estate	721,838	727,707	(5,869)	(0.8)%
Multi-family	1,199,207	904,300	294,907	32.6%
SBA	67,737	57,706	10,031	17.4%
Construction	99,086	55,289	43,797	79.2%
Lease financing	234,540	192,424	42,116	21.9%
Consumer:
Single family residential mortgage	2,503,927	2,150,453	353,474	16.4%
Green Loans (HELOC)—first liens	97,448	105,131	(7,683)	(7.3)%
Green Loans (HELOC)—second liens	3,709	4,704	(995)	(21.2)%
Other consumer	110,258	109,681	577	0.5%
Total loans and leases	6,568,791	5,184,394	1,384,397	26.7%
ALLL	(40,233)	(35,533)	(4,700)	13.2%
Loans and leases receivable, net	$6,528,558	$5,148,861	$1,379,697	26.8%
Seasoned SFR Mortgage Loan Acquisitions
During the nine months ended September 30, 2016, the Company completed a seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at the acquisition date, and $101.6 million and $89.2 million, respectively, at September 30, 2016. This loan pool generally consists of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company acquired these loans at a discount to both current property value at acquisition and note balance.
The Company determined that all of the loans in this seasoned SFR mortgage loan acquisition reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The Company acquired these loans at a discount to both current property value and note balance at acquisition.
In the aggregate, the weighted average purchase price of the loans was 59.9 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 92.6 percent of note balance at the time of acquisition. At the time of acquisition, approximately 84.0 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average contractual interest rate of 3.82 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 546. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $272 thousand. Approximately 98.0 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date and 98.4 percent had made at least six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in 42 states and the District of Columbia with California and Florida being the largest state concentration representing 26.4 percent and 10.4 percent, respectively, of the note balance, and with no other state concentration exceeding 10 percent based upon the current note balance.
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
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $850.7 million and $785.7 million, respectively at September 30, 2016 and $972.2 million and $894.1 million, respectively, at December 31, 2015. The total unpaid principal balance and carrying value of PCI loans included in these pools were $687.5 million and $632.3 million, respectively at September 30, 2016 and $764.6 million and $699.1 million, respectively, at December 31, 2015.
At September 30, 2016 and December 31, 2015, approximately 2.12 percent and 2.26 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 1.20 percent and 0.62 percent were in bankruptcy or foreclosure, respectively.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company also sells seasoned SFR mortgage loans opportunistically and to appropriately match asset and liability maturities.The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $120.9 million and $103.4 million, respectively, during the three and nine months ended September 30, 2016 and $40.9 million and $25.0 million, respectively during the three and nine months ended September 30, 2015.
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
Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2016 and December 31, 2015, the NTM totaled $891.1 million, or 13.6 percent of the total gross loan portfolio, and $785.9 million, or 15.2 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $105.2 million, or 13.4 percent during the period, due mainly to interest only loan originations of $249.1 million.

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
Green Loans totaled $101.2 million at September 30, 2016, a decrease of $8.7 million, or 7.9 percent from $109.8 million at December 31, 2015, primarily due to reductions in principal balances and payoffs. As of September 30, 2016 and December 31, 2015, $8.7 million and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in the borrower's home. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOCs allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on the loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years, at which time the loan comes due and payable with a balloon payment at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower’s depositing of funds into their checking account at the same bank.
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
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $780.1 million at September 30, 2016, an increase of $115.6 million, or 17.4 percent, from $664.5 million at December 31, 2015. The increase was primarily due to originations and purchases of $249.1 million, partially offset by loans transferred to held-for-sale of $1.7 million and net amortization of $131.8 million. As of September 30, 2016 and December 31, 2015, $2.7 million and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $9.9 million at September 30, 2016, a decrease of $1.7 million, or 15.0 percent, from $11.6 million as of December 31, 2015. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2016 and December 31, 2015, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the nine months ended September 30, 2016, the Company made no curtailment in available commitments on Green Loans.
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
Non-Performing Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

	September 30, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans and leases	35,223	45,129	(9,906)	(22.0)%
Total non-performing loans	35,223	45,129	(9,906)	(22.0)%
Other real estate owned	275	1,097	(822)	(74.9)%
Total non-performing assets	$35,498	$46,226	$(10,728)	(23.2)%
Performing restructured loans (1)	$11,160	$7,842	$3,318	42.3%
Total non-performing loans and leases to total loans and leases	0.54%	0.87%
Total non-performing assets to total assets	0.32%	0.56%
ALLL to non-performing loans and leases	114.22%	78.74%
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

Additional income of approximately $423 thousand and $1.3 million would have been recorded during the three and nine months ended September 30, 2016, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
TDR loans and leases consist of the following as of the dates indicated:

	September 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
SBA	$—	$—	$—	$—	$3	$3
Consumer:
Single family residential mortgage	862	8,281	9,143	1,015	5,841	6,856
Green Loans (HELOC) - first liens	2,243	—	2,243	2,400	—	2,400
Green Loans (HELOC) - second liens	294	—	294	553	—	553
Total	$3,399	$8,281	$11,680	$3,968	$5,844	$9,812
Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company used a 23-quarter loss experience of the Company and 5-quarter industry average loss experience in analyzing an appropriate reserve factor for loans at September 30, 2016. The Company also uses a 28-quarter industry average loss experience in analyzing an appropriate reserve factor for portfolio segments that do not have adequate internal loss history. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The Company has acquired PCI loans through business acquisitions and purchases of seasoned SFR mortgage loan pools. During the nine months ended September 30, 2016, the Company acquired one pool of seasoned SFR mortgage PCI loans. During the nine months ended September 30, 2015, the Company acquired three pools of seasoned SFR mortgage loans, which were partially PCI loans. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date to the point where the impairment exceeds the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans to be evaluated for potential impairment. The provision for PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $104 thousand and $206 thousand at September 30, 2016 and December 31, 2015, respectively.
The Company made provisions for loan and lease losses of $2.6 million and $4.7 million during the three and nine months ended September 30, 2016, respectively, related primarily to the increased overall loan balance, partially offset by improved asset quality. The decrease in the percentage of ALLL to total loans and leases was mainly due to improving asset quality, which resulted in lower net charge-offs and declining quantitative loss rates and qualitative factors in line with the current economic and business environment.

The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	September 30, 2016		December 31, 2015
	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$8,226	$1,531,041	$5,850	$876,999
Commercial real estate	5,026	721,838	4,252	727,707
Multi-family	8,709	1,199,207	6,012	904,300
SBA	908	67,737	683	57,706
Construction	1,717	99,086	1,530	55,289
Lease financing	2,967	234,540	2,195	192,424
Consumer:
Single family residential mortgage	11,727	2,601,375	13,854	2,255,584
Other consumer	953	113,967	1,157	114,385
Total	$40,233	$6,568,791	$35,533	$5,184,394
The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	($ in thousands)
ALLL at beginning of period	$37,483	$34,787	$35,533	$29,480
Charge-offs:
Commercial and industrial	—	—	(137)	(33)
Commercial real estate	—	—	—	(259)
Multi-family	—	—	—	—
SBA	—	(29)	—	(84)
Construction	—	—	—	—
Lease financing	(393)	(759)	(974)	(848)
Single family residential mortgage	—	—	(149)	—
Other consumer	—	—	(7)	—
Total charge-offs	(393)	(788)	(1,267)	(1,224)
Recoveries:
Commercial and industrial	224	—	224	8
Commercial real estate	—	—	371	132
Multi-family	—	—	—	3
SBA	67	40	343	153
Construction	—	—	—	—
Lease financing	98	—	183	—
Single family residential mortgage	157	—	157	—
Other consumer	5	—	7	13
Total recoveries	551	40	1,285	309
Provision for loan and lease losses	2,592	735	4,682	6,209
ALLL at end of period	$40,233	$34,774	$40,233	$34,774
Average total loans and leases held-for-investment	$6,333,848	$4,500,071	$5,765,375	$4,115,784
Total loans and leases held-for-investment at end of period	$6,568,791	$4,730,077	$6,568,791	$4,730,077
Ratios:
Annualized net charge-offs (recoveries) to average total loans and leases held-for-investment	(0.01)%	0.07%	(0.01)%	0.03%
ALLL to total loans and leases held-for-investment	0.61%	0.74%	0.61%	0.74%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	September 30, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$22,306	$30,654	$(8,348)	(27.2)%
Collectively evaluated for impairment	4,789,155	3,117,528	1,671,627	53.6%
Acquired loans through business acquisitions not impaired at acquisition
Individually evaluated for impairment	3,397	3,629	(232)	(6.4)%
Collectively evaluated for impairment	958,135	1,124,874	(166,739)	(14.8)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	6,581	—	6,581	NM
Collectively evaluated for impairment	146,850	194,978	(48,128)	(24.7)%
Acquired with deteriorated credit quality	642,367	712,731	(70,364)	(9.9)%
Total loans	$6,568,791	$5,184,394	$1,384,397	26.7%
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$137	$369	$(232)	(62.9)%
Collectively evaluated for impairment	37,858	32,713	5,145	15.7%
Acquired loans through business acquisitions not impaired at acquisition
Individually evaluated for impairment	—	—	—	NM
Collectively evaluated for impairment	1,606	2,245	(639)	(28.5)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	528	—	528	NM
Collectively evaluated for impairment	—	—	—	NM
Acquired with deteriorated credit quality	104	206	(102)	(49.5)%
Total ALLL	$40,233	$35,533	$4,700	13.2%
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions not impaired at acquisition	$18,400	$21,366	$(2,966)	(13.9)%
Seasoned SFR mortgage loan pools - non-impaired	9,789	12,545	(2,756)	(22.0)%
Acquired with deteriorated credit quality	57,780	68,372	(10,592)	(15.5)%
Total discount	$85,969	$102,283	$(16,314)	(15.9)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	0.61%	1.20%	(0.59)%
Collectively evaluated for impairment	0.79%	1.05%	(0.26)%
Total ALLL	0.79%	1.05%	(0.26)%
To originated loans and leases and acquired loans through business acquisition not impaired at acquisition
Individually evaluated for impairment	0.53%	1.08%	(0.55)%
Collectively evaluated for impairment	0.69%	0.82%	(0.13)%
Total ALLL	0.69%	0.83%	(0.14)%
Total ALLL and discount (1)	1.00%	1.33%	(0.33)%
To total loans and leases:
Individually evaluated for impairment	2.06%	1.08%	0.98%
Collectively evaluated for impairment	0.67%	0.79%	(0.12)%
Total ALLL	0.61%	0.69%	(0.08)%
Total ALLL and discount (1)	1.92%	2.66%	(0.74)%

(1)	Total ALLL plus discount divided by carrying value.

Servicing Rights
Total mortgage and SBA servicing rights were $63.8 million and $50.7 million at September 30, 2016 and December 31, 2015, respectively. The fair value of the MSRs amounted to $62.7 million and $49.9 million and the amortized cost of the SBA servicing rights was $1.2 million and $788 thousand at September 30, 2016 and December 31, 2015, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $7.27 billion and $57.2 million, respectively, at September 30, 2016 and $4.77 billion and $36.5 million, respectively, at December 31, 2015. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.86 percent and 2.04 percent, respectively, at September 30, 2016 as compared to 1.05 percent and 2.16 percent, respectively, at December 31, 2015.
During the three months ended September 30, 2016, the Company entered into a flow-agreement establishing general terms for the purchase and sale to a third party MSR investor in connection with future residential mortgage loan sales to GSEs. The flow-agreement will allow the Company to sell its MSRs to a third party MSR investor contemporaneous with the Company’s sales of its servicing retained residential mortgages to the GSEs. Accordingly, entering into the flow-agreement will reduce the impact of volatility associated with the Company's MSRs by allowing the Company to sell its MSRs immediately, thus reducing the Company's exposure to market and other conditions in the future.
On February 1, 2017, the Company and the third party MSR investor agreed to suspend MSR flow sales due to Company announcements concerning the Special Committee investigation and management changes at the Company. The Company is currently exploring options for selling MSRs contemporaneously with the sale of SFR mortgage loans to the GSEs as well as the Company’s existing MSRs.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) in this report.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2016	December 31, 2015	Change	Change
	($ in thousands)
Noninterest-bearing deposits	$1,267,363	$1,121,124	$146,239	13.0%
Interest-bearing demand deposits	2,369,332	1,697,055	672,277	39.6%
Money market accounts	2,900,248	1,479,931	1,420,317	96.0%
Savings accounts	880,712	823,618	57,094	6.9%
Certificates of deposit of under $100,000	1,032,235	633,372	398,863	63.0%
Certificates of deposit of $100,000 through $250,000	232,527	250,868	(18,341)	(7.3)%
Certificates of deposit of more than $250,000	395,902	297,117	98,785	33.2%
Total deposits	$9,078,319	$6,303,085	$2,775,234	44.0%
Total deposits were $9.08 billion at September 30, 2016, an increase of $2.78 billion, or 44.0 percent, from $6.30 billion at December 31, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity. Brokered deposits were $1.72 billion at September 30, 2016, an increase of $726.9 million, or 73.2 percent, from $992.9 million at December 31, 2015.
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
FHLB advances totaled $770.0 million and $930.0 million, respectively, at September 30, 2016 and December 31, 2015. The Company did not have any outstanding securities sold under agreements to repurchase at September 30, 2016 or December 31, 2015. The Company also had $50.0 million in outstanding borrowings under an unsecured line of credit with an unaffiliated financial party at September 30, 2016. For additional information, see Note 9 to Consolidated Financial Statements (unaudited) in this report.

Long Term Debt
The Company's long-term debt consists of Senior Notes and Amortizing Notes. For additional information, see Note 10 to Consolidated Financial Statements (unaudited) in this report. The following table presents the Company's long term debts as of the dates indicated:

	September 30, 2016		December 31, 2015
	Par Value	Discount	Par Value	Discount
	($ in thousands)
Senior Note I, 7.50% per annum	$—	$—	$84,750	$2,902
Senior Note II, 5.25% per annum	175,000	2,353	175,000	2,516
Amortizing Note, 7.50% per annum	3,989	57	7,763	219
Total	$178,989	$2,410	$267,513	$5,637
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I, which had an aggregate outstanding principal amount of $84.8 million, at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on the outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure. As of September 30, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $2.3 million and $2.1 million, respectively. The increase was mainly due to an increase in unfunded loan commitments, partially offset by an improvement in asset quality and a reflection of most recent commitments utilization trend history.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$1,851	$2,075	$2,067	$1,869
Provision for unfunded loan commitments	401	(339)	185	(133)
Balance at end of period	$2,252	$1,736	$2,252	$1,736

Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans was $11.4 million and $9.7 million at September 30, 2016 and December 31, 2015, respectively. This reserve relates to the Company's mortgage banking activities. When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$10,438	$9,411	$9,700	$8,303
Provision for loan repurchases	1,241	716	2,471	3,617
Utilization of reserve for loan repurchases	(310)	(1,029)	(802)	(2,822)
Balance at end of period	$11,369	$9,098	$11,369	$9,098
In addition to the reserve for losses on repurchased loans at September 30, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved at September 30, 2016.
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
Banc of California, N.A.
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

Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. At September 30, 2016, the Bank had $184.6 million available to pay dividends to the holding company. At September 30, 2016, the Banc of California, Inc. had $116.0 million in cash, all of which is on deposit at the Bank.
On a consolidated basis, the Company maintained $372.6 million of cash and cash equivalents, which was 3.3 percent of total assets at September 30, 2016. The Company also maintained $189.6 million of unpledged securities available-for-sale issued by U.S. Treasury and direct government obligations at September 30, 2016, which the Company considers in its assessment of cash and cash equivalents as they are highly liquid. These securities and cash and cash equivalents together represented 5.0 percent of total assets as of September 30, 2016. The Company also maintained unpledged investment securities, both available-for-sale and held-to-maturity of $1.53 billion at September 30, 2016, which can be utilized for securing additional borrowing capacity by pledging for FHLB advances, securities sold under repurchase agreements, and other forms of financing.
At September 30, 2016, the Company had available unused secured borrowing capacities of $2.24 billion from FHLB and $148.2 million from Federal Reserve discount window, as well as $210.0 million from unused unsecured federal funds lines of credit at the Bank. The Bank also maintained repurchase agreements and no outstanding securities sold under agreements to repurchase at September 30, 2016. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
In addition, Banc of California, Inc. maintains a $75.0 million line of credit with an unaffiliated third party financial institution of which $25.0 million was unused and available at September 30, 2016. On November 29, 2016, the Company received, from the administrative agent and the lenders under the Company’s line of credit agreement, a waiver of the requirement under the credit agreement that the Company deliver its consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2016 (the September 30, 2016 Financial Statements) to the administrative agent within 60 days after that date. The waiver effectively extended the time for delivering the September 30, 2016 Financial Statements to January 26, 2017. On January 25, 2017, the Company and the administrative agent and lenders under the credit agreement entered into an amendment to the line of credit agreement that further extended the time for the Company to deliver the September 30, 2016 Financial Statements to March 1, 2017.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of September 30, 2016, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position. Additional liquidity risk regards to recently developed activities, see Item 1A "Risk Factors" in Part II "Other Information."
Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of September 30, 2016:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$269,062	$129,948	$107,020	$2,324	$29,770
Unused lines of credit	801,203	426,339	37,066	221,515	116,283
Standby letters of credit	11,880	7,460	2,731	1,669	20
Total commitments	$1,082,145	$563,747	$146,817	$225,508	$146,073
FHLB advances	$770,000	$720,000	$50,000	$—	$—
Long-term debt	261,828	13,328	18,375	18,375	211,750
Operating and capital lease obligations	52,953	15,535	19,188	10,912	7,318
Certificate of deposits	1,660,664	1,560,128	90,292	9,688	556
Total contractual obligations	$2,745,445	$2,308,991	$177,855	$38,975	$219,624

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

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2016
Total risk-based capital ratio	12.79%	14.38%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.54%	13.83%	6.00%	8.00%
Common equity tier 1 capital ratio	8.85%	13.83%	4.50%	6.50%
Tier 1 leverage ratio	8.47%	9.31%	4.00%	5.00%
December 31, 2015
Total risk-based capital ratio	11.18%	13.45%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.71%	12.79%	6.00%	8.00%
Common equity tier 1 capital ratio	7.36%	12.79%	4.50%	6.50%
Tier 1 leverage ratio	8.07%	9.64%	4.00%	5.00%
In addition, the Dodd-Frank Act requires publicly-traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. The “Dodd-Frank Act Stress Tests” or “DFAST” stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress test adequately meets these objectives. The board of directors of the Company will be required to review the Company’s policies and procedures at least annually. The Company will be required to report the results of its annual stress tests to the Federal Reserve, and it will be required to consider the results of the Company’s stress tests as part of its capital planning and risk management practices. If a bank holding company fails DFAST when it is a mandatorily compliant, then such failure could result in, for example, restrictions on the Company’s growth, its ability to both pay dividends and repurchase shares.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at September 30, 2016 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	September 30, 2016
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$1,216,654	$(82,735)	(6.4)%	$359,130	$(2,682)	(0.7)%
+100 bp	1,272,806	(26,583)	(2.0)%	361,184	(628)	(0.2)%
0 bp	1,299,389			361,812
-100 bp	1,257,324	(42,065)	(3.2)%	348,924	(12,888)	(3.6)%

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
At September 30, 2016, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, management concluded that the disclosure controls and procedures were not effective as of September 30, 2016 due to a material weakness in the design and operating effectiveness of our internal control over financial reporting as it relates to our control environment. As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that an inadequate tone at the top regarding the importance of internal control over financial reporting gave rise to the material weakness. Specifically, the Company’s tone at the top did not appropriately prioritize the Company’s internal control over financial reporting which has not been sufficient to address new and evolving sources of potential misstatement largely driven by the increased complexity and growth in the size and scale of the business. This ineffective tone at the top adversely impacted a number of processes resulting in an ineffective risk assessment process, ineffective monitoring activities, and insufficient resources or support which caused the Company to experience an increase in the number of control deficiencies across multiple processes. As a result, even though no material misstatement was identified in the financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.
Notwithstanding the identified material weakness related to the Company’s control environment, the Company believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting
As described above, there were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.
The Company's Plan to Remediate the Material Weakness
In order to remediate the inadequate tone at the top regarding the importance of internal control over financial reporting, the Company has initiated or will initiate the following steps:

•
We have appointed Robert D. Sznewajs, current Chair of the Joint Audit Committee of the Board of Directors (the Board), to the position of Chairman of the Board - thereby separating the role of Chairman of the Board and Chief Executive Officer. This followed the resignation of Steven A. Sugarman from the Board and his position of President and Chief Executive Officer

•
We have established an interim “Office of the CEO/President.” The Office of the CEO/President is composed of Hugh Boyle, Chief Risk Officer, who has additionally assumed the title of Interim Chief Executive Officer, and J. Francisco A. Turner, Chief Strategy Officer and Principal Financial Officer who has assumed the title of Interim President and Chief Financial Officer. We believe this change in management has resulted in a change in the tone at the top and a renewed emphasis on compliance and control

•
We have eliminated the lead independent and vice chair roles and appointed new independent Board members, Richard Lashley and W. Kirk Wycoff, to fill the vacancy created by the resignation of Mr. Sugarman and the retirement of Chad T. Brownstein

•
We have improved our Disclosure Controls and Procedures by implementing a new Disclosure Controls and Procedure Policy which expands internal approval requirements for public statements, and we revised the Company’s Disclosure Committee charter. In addition, we have enhanced resources related to the Company’s Sarbanes-Oxley program by terminating the Director of Financial Controls and engaging a new Sarbanes-Oxley outsourcing vendor. Our Chief Accounting Officer, who began during the quarter ended September 30, 2016, will oversee the program going forward which will be subject to monitoring activities performed by the Company’s Internal Audit division

•
We have enhanced the efficiency and transparency of our Board committees by eliminating the Executive Committee of the Board, and separating and appointing new members to the Compensation and Nominating/Governance Committees into two separate committees

•	We have approved a new Policy to tighten controls on Outside Business Activities, and a new Policy to add rigor to the review of Related Party Transactions

•	We revised our Public Communications Policy to enhance the level of diligence and review in connection with our public disclosures and external communications

•
We will further enhance our risk assessment and monitoring activities by implementing new training activities, hiring additional capable resources, improving our certification and sub-certification quarterly processes, and enhancing our Risk and Fraud Risk assessment processes to ensure appropriate resources and controls are in place to mitigate risks are commensurate with the risk assessment

•	We will continue to strengthen our governance and controls by further developing consistent, standardized and repeatable desktop procedures for all financial controls and processes

PART II — OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. I On January 23, 2017, the first of three putative class action lawsuits, Garcia v. Banc of California, et al., Case No. 8:17-cv-00118, was filed against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman in the United States District Court for the Central District of California. Thereafter, two related putative class action lawsuits were filed in the United States District Court for the Central District of California: (1) Malak v. Banc of California, et al., Case No. 8:17-cv-00138 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, and Steven A. Sugarman, and (2) Cardona v. Banc of California, et al., Case No. 2:17-cv-00621 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman. The lawsuits allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, they assert that the purported concealment of the defendants’ alleged relationship with Jason Galanis caused various statements made by the defendants to be allegedly false and misleading. The lawsuits purport to be brought on behalf of shareholders who purchased stock in the Company between varying dates, inclusive of August 7, 2015 through January 23, 2017. The lawsuits seek class certification, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The lawsuits are at a very early stage. Based on a review of the allegations, we believe that they are without merit and intend to vigorously contest them.
ITEM 1A - RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
Short sellers of our stock may be manipulative and may drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares. Some short sellers may seek to drive down the price of shares they have sold short by disseminating negative reports about the issuers of such shares.
Beginning on October 18, 2016, the Company became aware of certain allegations posted anonymously in various financial blog posts. The authors of the blog posts have typically disclosed that they hold a short position in the Company’s stock.
Following the posting of the first blog on October 18, 2016, the market price of our common stock initially dropped significantly. While the price of our common stock subsequently increased, additional postings and other negative publicity initiated by the author of the blog and others have led to intense public scrutiny and may cause further volatility in our stock price and a decline in the value of a stockholder’s investment in the Company.
When the market price of a company's stock drops significantly, as ours did initially following the posting of the first blog, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage. Multiple lawsuits were in fact threatened against the Company shortly following the posting of the first blog, and as discussed under Item 3 of this report, the first of several putative class lawsuits against the Company was filed on January 23, 2017. These lawsuits, and any other lawsuits, could cause us to incur substantial costs and divert the time and attention of our board and management. In addition, reputational damage to the Company may affect our ability to attract and retain deposits and may cause our deposit costs to increase, which could adversely affect our liquidity and earnings. Reputational damage may also affect our ability to attract and retain loan customers and maintain and develop other business relationships, which could likewise adversely affect our earnings. Continued negative reports issued by short sellers could also negatively impact our ability to attract and retain employees.
Pending governmental investigations may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences which could adversely affect our financial condition and future operating results.
Beginning on October 18, 2016, various anonymous blog posts raised questions about related party transactions, concerns over director independence and other issues, including suggestions that the Company was controlled by an individual who pled guilty to securities fraud in matters unrelated to us. In response to these allegations, the Board formed a Special Committee consisting solely of independent directors to investigate the allegations. The Special Committee conducted its investigation with the assistance of independent legal counsel and did not find evidence that the individual named in the blog posts had any direct or indirect control or undue influence over the Company. Furthermore, the inquiry did not find any violations of law or evidence establishing that any loan, related party transaction, or any other circumstance impaired the independence of any director. However, the Special Committee did find that certain public statements made by the Company in October 2016 regarding its earlier inquiry into these matters were not fully accurate. On January 12, 2017, the Company received a formal order of investigation issued by the Securities and Exchange Commission directed primarily at certain of the issues that the Special Committee reviewed. The Company has been fully cooperating with the SEC in this investigation.
The SEC investigation could lead to the institution of civil or administrative proceedings against the Company as well as against individuals currently or previously associated with the Company. Any such proceedings or threatened proceedings might result in the imposition of monetary fines or other sanctions against the named parties. Resulting sanctions could include remedial measures that might prove costly or disruptive to our business. The pendency of the SEC investigation and any resulting litigation or sanctions could harm our reputation, leading to a loss of existing and potential customers, greater difficulty in securing financing or other developments which could adversely affect our financial condition and future operating results. In addition, management time and resources will be diverted to address the investigation and any related litigation, and we may incur significant legal and other expenses in our defense of the investigation and any related litigation.
The recent resignation of our Chief Executive Officer and the resulting management transition might harm our future operating results by disrupting certain business relationships and by impeding management’s ability to execute our business strategy.
On January 23, 2017, the Company announced that Steven A. Sugarman, its President and Chief Executive Officer, had resigned from all positions with the Company and the Bank. The Board appointed Hugh Boyle as Interim Chief Executive Officer and J. Francisco A. Turner as Interim President and Chief Financial Officer. The Board of Directors is conducting a search for a new Chief Executive Officer, with consideration to be given to both external and internal candidates.
Mr. Sugarman’s resignation could lead to a loss of confidence among certain customers who may withdraw their deposits or terminate their business relationships with us. It could also impair our ability to develop new business relationships. In addition, the current management team’s ability to manage effectively may be impeded by the change in senior leadership and by the perception among customers, business partners and employees that the current Chief Executive Officer and the current President are serving on an interim basis. Our near-term operating results may suffer if we experience a material loss of customer relationships or if our management team is unable to effectively manage our business.
Our search for a new, permanent Chief Executive Officer could prove disruptive to our operations, with adverse consequences for our business and operating results.
We are currently conducting a search for a permanent Chief Executive Officer, with both internal and external candidates being considered. The search for and transition to a new, permanent Chief Executive Officer may result in disruptions to our business and uncertainty among our customers, employees and investors concerning our future direction and performance. Any such uncertainty may complicate our ability to enter into financing or strategic business transactions. Senior management focus may be diverted by the pending search and it may also be more difficult for us to recruit and retain other managerial employees until a permanent Chief Executive Officer is identified and the transition is completed. Such disruptions and uncertainty, as well as any unexpected delays in the process of identifying and qualifying a permanent Chief Executive Officer, could have a material adverse effect on our business, prospects, financial condition and operating results. Further, there can be no assurance that we will be able to identify and employ on acceptable terms a qualified Chief Executive Officer who has the desired qualifications. Our business, operating results and reputation could be adversely affected if we are unable to identify and employ a suitable Chief Executive Officer in a timely manner.
Our business could be negatively affected as a result of actions by activist stockholders.
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. Certain activist stockholders have contacted us and made various proposals regarding changes in our corporate governance and the composition of our board of directors. We believe we have had a constructive dialogue with such stockholders. We have added to our board of directors members affiliated with two of our major stockholders, PL Capital Advisors LLC (PL Capital) and Patriot Financial Partners. In addition, we have entered into a cooperation agreement with PL Capital with a view to working collaboratively to build long-term stockholder value. However, in the future we may have disagreements with activist stockholders which could prove disruptive to our operations. Activist stockholders could seek to elect their own candidates to our board of directors or could take other actions intended to challenge our business strategy and corporate governance. Responding to actions by activist stockholders may adversely affect our profitability or business prospects, by diverting the attention of management and our employees from executing our strategic plan. Any perceived uncertainties as to our future direction or strategy arising from activist stockholder initiatives could also cause increased reputational, operational, financial, regulatory and other risks, harm our ability to raise new capital, or adversely affect the market price or increase the volatility of our securities.
More than 50 percent of our securities portfolio is invested in collateralized loan obligations, or CLOs.
As of September 30, 2016, approximately $1.74 billion, or 60.2 percent of our securities portfolio, was invested in CLO securities. By comparison, as of December 31, 2015, approximately $528.0 million, or 29.3 percent of our securities portfolio, was invested in CLO securities. The foregoing amounts and percentages are based on the amortized costs of our securities.

As of September 30, 2016, based on amortized cost, $513.1 million of our CLO holdings were AAA rated and $1.23 billion were AA rated. As of September 30, 2016, there were no CLO securities rated below AA and none of the CLO securities were subject to ratings downgrade in 2016. All of our CLO securities are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.
As an investor in CLO securities, we purchase specific tranches, or slices, of debt instruments that are secured by professionally managed portfolios of senior secured loans to corporations. CLO securities are not secured by residential or commercial mortgages. CLO managers are typically large non-bank financial institutions or banks. CLO securities are typically $300 million to $1 billion in size, contain 100 or more loans, and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid out to the AAA tranche first then move down the capital stack. Losses are borne by the equity tranche first then move up the capital stack. CLO securities typically have subordination levels that range from approximately 33 percent to 39 percent for AAA, 20 percent to 28 percent for AA, 15 percent to 18 percent for A, 10 percent to 14 percent for BBB.
The CLO securities we currently hold may, from time to time, not be actively traded, and under certain market conditions may be relatively illiquid investments, and volatility in the CLO trading market may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in composition of the underlying loans, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans (or foreclosure assets), and prepayments on the underlying loans. Although we attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLO securities with credit ratings of A or higher and by maintaining a pre-purchase due diligence and ongoing review process by a dedicated credit administration team, no assurance can be given that these risk mitigation efforts will be successful.
The Volcker Rule CLO provisions could adversely affect us.
The so-called “Volcker Rule” provisions of the Dodd-Frank Act and its implementing regulations restrict our ability to sponsor or invest in “covered funds” (as defined in the implementing regulation). When the implementing regulations were adopted, banking entities such as us were required to conform our covered fund investments and activities by July 21, 2015. However, on December 18, 2014, the Federal Reserve Board extended the conformance period to July 21, 2016, for investments in, and relationships with, covered funds (including non-conforming CLOs) that were in place prior to December 31, 2013. The Federal Reserve Board later extended the conformance period until July 21, 2017.
The Volcker Rule excludes from the definition of “covered fund” loan securitizations that meet specified investment criteria and do not invest in impermissible assets. Accordingly investments in CLOs that qualify for the loan securitization exclusion are not prohibited by the Volcker Rule. It is our practice to invest only in CLOs that meet the Volcker Rule’s definition of permissible loan securitizations and therefore are Volcker Rule compliant. However, the Volcker Rule and its implementing regulations are relatively new and untested, and it is possible that certain CLOs in which we have invested may be found subsequently to be covered funds. If so, we may be required to divest our interest in nonconforming CLOs, and we could incur losses on such divestitures.
As of June 30, 2016 and September 30, 2016, the Company’s consolidated total assets, and the Bank’s total assets, exceeded $10 billion. We will become subject to additional regulatory scrutiny if, as expected, our total assets remain above $10 billion, as measured by applicable regulatory standards.
Under the Dodd-Frank Act, when the total assets of the Company or the Bank exceed $10 billion, as measured as described below, the Company or the Bank, as applicable, will become subject to a number of additional requirements, that will impose additional compliance costs on our business. There are also likely to be higher expectations from regulators regulators regarding risk management, strategic planning, governance and other aspects of our operations.

•
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

•
Also under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Federal Deposit Insurance Fund administered by the FDIC was increased from 1.15 percent to 1.35 percent and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, following the fourth consecutive quarter where the total assets of a bank exceeds $10 billion, as reported in its quarterly Call Report, the FDIC’s method for determining its assessments for federal deposit insurance changes to the large bank scorecard method. The large bank scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of a bank’s ability to withstand asset-related stress and funding-related stress and weighted ratings under the safety and soundness ratings ascribed under the regulatory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10 percent of its domestic deposits. Once a bank becomes subject to large bank scorecard method, it remains subject to that method unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters.

•
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

•
The Dodd-Frank Act requires a publicly traded bank holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. The risk committee must approve and periodically review the risk-management policies of the bank holding company’s operations and oversee the operations of its risk-management framework. The bank holding company’s risk-management framework must be commensurate with its structure, risk profile, complexity, activities and size. These provisions become applicable to us if the average of the total consolidated assets of the Company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. Assuming that this occurs as of the quarter ended March 31, 2017, these requirements should first apply to the Company commencing on April 1, 2019. However, the Company will need to build the necessary infrastructure to comply with these enhanced risk management requirements well before the effective date.

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions (known as Dodd-Frank Act Stress Tests or DFAST). The stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The board of directors of the Company will be required to review the Company’s policies and procedures at least annually. The Company will be required to report the results of its annual stress tests to the Federal Reserve, publicly disclose the results and it will be required to consider the results as part of its capital planning and risk management practices. These provisions become applicable to us if the average of the total consolidated assets of the Company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. Assuming that this occurs as of the quarter ended March 31, 2017, the Company is anticipated to be subject to the DFAST regime commencing on April 1, 2019, but well in advance of that date, the Company will need to undertake the planning and other actions that it deems reasonably necessary to achieve timely compliance. If a bank holding company fails DFAST when it is a mandatorily compliant, then such failure could result in, for example, restrictions on the Company’s growth, its ability to both pay dividends and repurchase shares.

As a result of the above, if and when the Company's or the Bank’s total assets exceed $10 billion, as measured as described above, deposit insurance assessments are likely to increase, and interchange fee income will likely decrease. In addition, compliance with the risk management and capital stress testing provisions will likely require additional staffing, engagement of external consultants and other operating costs. The cumulative effect of these factors could have a material adverse effect on the future financial condition and results of operations of the Company.

We identified material weaknesses in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective. We may be unable to develop, implement and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods.
The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our disclosure controls and procedures were not effective as of September 30, 2016 and that we had as of such date a material weakness in our internal control over financial reporting. The specific issues leading to these conclusions are described in Part I - Item 4. “Controls and Procedures” of this Form 10-Q. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses identified in Item 4 did not result in any material misstatement in our consolidated financial statements and we have implemented remedial measures intended to address the material weaknesses and related disclosure controls. However, if the remedial measures we have implemented are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From July 1, 2016 to July 31, 2016	—	$—	—	—
From August 1, 2016 to August 31, 2016	—	$—	—	—
From September 1, 2016 to September 30, 2016	—	$—	—	—
Total	—	$—	—
During the three months ended September 30, 2016, the Company did not have any stock buyback program in place. On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company's currently outstanding common shares.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended September 30, 2016 related to tax liability sales for employee stock benefit plans.
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
(rr)

10.1	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	(i)

10.1A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	(i)

10.1B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(ff)

10.1C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(gg)

10.1D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	(tt)

10.1E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc., Banc of California, National Association, and Steven A. Sugarman	(uu)

10.1F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	(uu)

10.2	Reserved

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.3A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	(ss)

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.4A	Separation and Settlement Agreement, dated as of August 12, 2015, by and between the Registrant and Ronald J. Nicolas, Jr.	(qq)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.5A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	(ss)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(z)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(kk)

10.12B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	(ss)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(kk)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(kk)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(pp)

10.22A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and James J. McKinney	(uu)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(ii)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	(ss)

10.24A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	(uu)

10.25	Form Director and Executive Officer Indemnification Agreement	(ss)

10.26	Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and Brian Kuelbs	(uu)

10.27	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc. and Thedora Nickel	(uu)

10.28	Trust Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Evercore Trust Company, N.A., as trustee.	(vv)

10.29	Common Stock Purchase Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust.	(vv)

11.0	Statement regarding computation of per share earnings	(ww)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 12, 2015 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ss)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(tt)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(uu)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(vv)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(ww)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	March 1, 2017	/s/ Hugh Boyle
Hugh Boyle
Interim Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2017	/s/ J. Francisco A. Turner
J. Francisco A. Turner
Interim President/Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2017	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President/Chief Accounting Officer (Principal Accounting Officer)