Form 10-K
period 2016-12-31
BANC OF CALIFORNIA, INC.
filed 2017-03-01
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 30, 2016, was $874.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of February 22, 2017, the registrant had outstanding 49,579,557 shares of voting common stock and 201,922 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2017.

BANC OF CALIFORNIA, INC.

FORM 10-K

December 31, 2016

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

x.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws or policies and changes in regulatory capital or other rules, as well as additional regulatory burdens that could result from our growth to over $10 billion in total assets;

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

PART I
Item 1. Business
General
Banc of California, Inc., a financial holding company regulated by the Federal Reserve Board, is focused on empowering California's diverse private businesses, entrepreneurs and communities. It is the parent company of Banc of California, National Association, a California based bank that is regulated by the Office of the Comptroller of the Currency (the Bank). The Bank has one primary wholly owned subsidiary, CS Financial, Inc. (CS Financial), a mortgage banking firm. The Bank is in process of ceasing the operations of CS Financial.
Banc of California, Inc. was incorporated under Maryland law in March 2002, and was formerly known as "First PacTrust Bancorp, Inc.", and changed its name to “Banc of California, Inc.” in July 2013. On January 22, 2016, PTB Property Holding, LLC (PTB), which was a subsidiary of the Company, was dissolved. PTB was a California limited liability company originally formed in 2014, with the Company as its sole managing member, to hold real estate, cash, and fixed income securities transferred to it by the Company. The Company sold another subsidiary, The Palisades Group, LLC (The Palisades Group), a Delaware limited liability company, on May 5, 2016. The Company acquired The Palisades Group, which provided financial advisory services with respect to the purchase, sale, and management of single family residential (SFR) mortgage loans, on September 10, 2013. Unless the context indicates otherwise, all references to “Banc of California, Inc.” refer to Banc of California, Inc. excluding its consolidated subsidiaries and all references to the “Company,” “we,” “us” or “our” refer to Banc of California, Inc. including its consolidated subsidiaries.
The Bank is headquartered in Irvine, California and at December 31, 2016, the Bank had 90 California banking locations including 39 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
The Company’s vision is to be California’s Bank. It has established four pillars for the pursuit of this vision: (i) responsible and disciplined growth, (ii) strong and stable asset quality, (iii) focus and optimization, and (iv) strong corporate governance to support our stockholders, clients, employees and communities.
The Company is focused on California and core banking products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities.
As part of delivering on our value proposition to clients, we offer a variety of financial products and services designed around our target client in order to serve all of their banking and financial needs. This includes both deposit products offered through the Company's multiple channels that include retail banking, business banking and private banking, as well as lending products including residential mortgage lending, commercial lending, commercial real estate lending, multifamily lending, and specialty lending including Small Business Administration (SBA) lending and construction lending.
The Bank’s deposit and banking product and service offerings include checking, savings, money market, certificates of deposit, and retirement accounts. Additional product and service offerings include automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, trust services, card payment services, remote and mobile deposit capture, automatic clearing house (ACH) origination, wire transfer, direct deposit, and safe deposit boxes. Bank customers also have the ability to access their accounts through a nationwide network of over 55,000 surcharge-free automated teller machines (ATMs), online, telephone and mobile banking.
The Bank’s lending activities are focused on providing financing to California’s diverse private businesses, entrepreneurs, homeowners and are often secured by California commercial and residential real estate. In 2016, the Bank closed over $9 billion in new loans.
The principal executive office of the Company is located at 18500 Von Karman Avenue, Suite 1100, Irvine, California, and its telephone number is (855) 361-2262.
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

Operating Segments
The Company's operations were managed based on the operating results of three reportable segments as of December 31, 2016: Commercial Banking, Mortgage Banking, and Corporate/Other. On May 5, 2016, the Company sold all of its membership interests in The Palisades Group and ceased activities related to a fourth segment, Financial Advisory. For financial information, see Note 23 of the Notes to Consolidated Financial Statements in Item 8.
Business Units
The Commercial Banking segment includes nine business units:

•
Retail Banking—Retail Banking includes the Company’s 39 branch locations across Southern California and provides distribution points for gathering core deposit and lending relationships. Our retail branch locations are concentrated in Southern California's centers of economic activity and growth.

•
Commercial Banking—Commercial Banking serves the needs of entrepreneurs and business owners through proactive advice, dedicated service and a full suite of deposit, treasury management and lending products and services. Commercial Banking is bifurcated into two teams, middle market Commercial Banking and Business Banking. Middle market Commercial Banking focuses on companies with annual revenues over $25 million, which generally have larger lending needs and more complex deposit and treasury management needs. Business Banking, launched during the fourth quarter of 2015, focuses on locally owned, growth-oriented companies with annual revenues of less than $25 million, which generally have lower lending needs but represent an attractive deposit gathering opportunity.

•
Private Banking—Private Banking caters primarily to high net worth individuals, entrepreneurs, and business owners, and their respective business managers and fiduciaries. The Private Banking unit was formed through the Company’s acquisition of The Private Bank of California in July 2013. Since the time of acquisition, deposit balances in the Private Banking unit have more than doubled to $1.10 billion as of December 31, 2016. The Company opened two new Private Banking offices in Calabasas and Woodland Hills, California during 2016.

•
Financial Institutions Banking—Financial Institutions Banking provides specialized deposit products and services to registered investment advisors, broker dealers, family offices, hedge funds, private equity funds and other financial services entities. Its products include a variety of escrow products, trust services, special use accounts and standard business accounts. Additionally, it offers lending products, which include securities-backed credit facilities, insurance-backed loans, alternative asset-backed lines of credit and term loans, and leverage to hedge funds and private equity funds.

•
Residential Portfolio Lending—Residential Portfolio Lending provides jumbo SFR mortgage loans for California’s entrepreneurs and homeowners. Loan programs are designed to meet the needs of Private Banking clients, business owners and entrepreneurs. Lending products offered are primarily jumbo balance, hybrid adjustable-rate SFR mortgage (ARM) loans and are originated through partnerships with Private Banking, Retail Banking and the Company’s mortgage banking division, Banc Home Loans.

•
Commercial Real Estate and Multifamily Lending—Commercial Real Estate and Multifamily Lending provides lending products catering to California’s entrepreneurial real estate investors. Its lending activities are focused on income-producing commercial real estate and multifamily properties for the California private entrepreneur who has experience in owning, managing and investing in commercial and multifamily properties.

•
Construction and Rehabilitation Lending—Construction and Rehabilitation Lending provides construction and rehabilitation loans to California’s entrepreneurs and business owners. The Construction and Rehabilitation Lending unit was formed through the Company’s acquisition of RenovationReady in January 2014. It provides short term and permanent loan programs to builders, investors and homeowners to construct or renovate residential or commercial real estate. In addition to portfolio loan products, through Construction and Rehabilitation Lending, the Company offers Federal Housing Administration (FHA) 203(k) loans and Fannie Mae construction to permanent loans.

•
SBA Lending—SBA Lending provides highly targeted SBA lending expertise, programs and advice to entrepreneurs seeking growth capital for acquisitions, working capital, or other capital investments. Although the Company offers all SBA lending programs, the unit’s primary goal is to be the leader in SBA 7(a) financing.

•	Warehouse Lending—Warehouse Lending provides warehouse lines of credit to mortgage and commercial multifamily lenders.

On October 27, 2016, the Company sold its Commercial Equipment Finance business unit from its Commercial Banking segment. For financial information, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
The Mortgage Banking segment is comprised entirely of the Company’s mortgage banking business, operated under the trade name of Banc Home Loans, which originates primarily agency, government, and conforming mortgage loans.
Recent Transactions
The Palisades Group Sale
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group, a wholly owned subsidiary of the Company, to an entity wholly owned by Stephen Kirch and Jack Macdowell, who serve as the Chief Executive Officer and Chief Investment Officer of The Palisades Group. As part of the sale, The Palisades Group issued to the Company a 10 percent, $5.0 million note due May 5, 2018 (the Note). The Company recognized a gain on sale of subsidiary of $3.7 million on its Consolidated Statements of Operations. On September 28, 2016, the Note was subsequently paid in full in cash prior to maturity and the Company recognized an additional gain of $2.8 million, which is included in Other Income in the Consolidated Statements of Operations. For additional information, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
Commercial Equipment Finance Business Sale
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit from its Commercial Banking segment to Hanmi Bank, a wholly-owned subsidiary of Hanmi Financial Corporation (Hanmi). As part of the transaction, Hanmi acquired $217.2 million of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. An additional $25.4 million of equipment leases were transferred during December 2016. Hanmi retained most of the Company’s former Commercial Equipment Finance employees. The Company recorded a gain on sale of business unit of $2.6 million on its Consolidated Statements of Operations. For additional information, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
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
For additional information, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
Lending Activities
General
The Company offers a number of commercial and consumer loan products, including commercial and industrial loans, commercial real estate loans, multi-family loans, SBA guaranteed business loans, construction and renovation loans, SFR mortgage loans, warehouse loans, asset-, insurance- or security-backed loans, home equity lines of credit (HELOCs), consumer and business lines of credit, and other consumer loans.
Legal lending limits are calculated in conformance with the Office of the Comptroller of the Currency (OCC) regulations, which prohibit a national bank from lending to any one individual or entity or its related interests on any amount that exceeds 15 percent of a bank’s capital and surplus, plus an additional 10 percent of a bank’s capital and surplus, if the amount that exceeds a bank’s 15 percent general limit is fully secured by readily marketable collateral. At December 31, 2016, the Bank’s authorized legal lending limits for loans to one borrower were $156.4 million for unsecured loans plus an additional $104.3 million for specific secured loans.
At December 31, 2016, the Company's loans held-for-sale and total loans and leases held-for-investment were $704.7 million or 6.4 percent of total assets and $6.03 billion or 54.7 percent of total assets, respectively, compared to $668.8 million or 8.1 percent of total assets and $5.18 billion or 63.0 percent of total assets at December 31, 2015, respectively. For additional information concerning changes in loans and leases, see "Loans Held-for-Sale" and "Loans and Leases Receivable" in Item 7.

Governance
The Company conducts its lending activities under a system of risk governance controls. Key elements of the Company's risk governance structure include the risk appetite framework and risk appetite statement. The risk appetite framework adopted by the Company has been developed in conjunction with the Company’s strategic and capital plans. The strategic and capital plans articulate the Board-approved statement of financial condition and loan concentration targets and the appropriate level of capital to manage our risks properly.
The risk appetite framework includes policies, procedures, controls, and systems through which the risk appetite is established, communicated, and monitored. The risk appetite framework utilizes a risk assessment process to identify inherent risks across the Company, gauges the effectiveness of the Company's internal controls, and establishes tolerances for residual risk in each of the regulatory risk categories: credit, market or interest rate and price risks, liquidity, operational, compliance, strategic, and reputational. Each risk category is assigned risk ratings with a target overall residual risk rating for the Company. The risk appetite framework includes a risk appetite statement, risk limits, and an outline of roles and responsibilities of those overseeing the implementation and monitoring of the framework. The risk appetite statement is an expression of the maximum level of residual risk that the Company is prepared to accept in order to achieve the Company's business objectives. Defining, communicating, and monitoring risk appetite are fundamental to a safe and sound control environment and a risk-focused culture. The Board of Directors establishes the Company’s strategic objectives and approves the Company’s risk appetite statement, which is developed in collaboration with the Company's executive leadership. The executive team translates the Board-approved strategic objectives and the risk appetite statement into targets and constraints for business lines and legal entities to follow.
The risk appetite framework is supported by an enterprise risk management program. Enterprise risk management at the Company and Bank integrates all risk efforts under one common framework. Key elements of enterprise risk management that are intended to support prudent lending activities include:

•
Policies—The Company's loan policy articulates the credit culture of the Company's lending business and provides clarity around encouraged and discouraged lending activities. Additional policies cover key business segments of the portfolio (for example, the Company's Commercial Real Estate Policy) and other important aspects supporting the Bank's lending activities (for example, policies relating to appraisals, risk ratings, fair lending, etc.).

•
Credit Approval Authorities—All material credit exposures of the Company are approved by a credit risk management group that is independent of the business units. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint enterprise risk committee of the Company's Board of Directors and the Bank's Board of Directors reviews and approves material loan pool purchases, divestitures, and any other transactions as appropriate.

•
Concentration Risk Management Policy—To mitigate and manage the risk within the Company's loan portfolio, the Board of Directors of the Bank adopted a concentration risk management policy, pursuant to which it expects to review and revise concentration risk to tolerance thresholds at least annually and otherwise from time to time as appropriate. It is anticipated that these concentration risk to tolerance thresholds may change at any time when the Board of Directors is considering material strategic initiatives such as acquisitions, new product launches and terminations of products or other factors as the Board of Directors believes appropriate. The Company has developed procedures relating to the appropriate actions to be taken should management seek to increase the concentration guidelines or exceed the guideline maximum based on various factors. Concentration risk to tolerance thresholds are not meant to be restrictive limits, but are intended to aid management and the Board to ensure that the loan concentrations are consistent with the Board’s risk appetite.

•
Stress Testing—The Company has developed a stress test policy and stress testing methodology as a tool to evaluate our loan portfolio, capital levels and strategic plan with the objective of ensuring that our loan portfolio and balance sheet concentrations are consistent with the Board-approved risk appetite and strategic and capital plans.

•
Loan Portfolio Management—The Company has an internal asset review committee that formally reviews the loan portfolio on a regular basis. Risk rating trends, loan portfolio performance, including delinquency status, and the resolution of problem assets are reviewed and evaluated.

•
Commercial Real Estate Loan Pricing, Multi-Family Loan Pricing and Residential Loan Pricing—Regular discussions occur between the areas of executive management, Treasury, Capital Markets, Credit and Risk Management and the business units with regard to the pricing of the Company's loan products. These groups meet to ensure that the Company is pricing its products appropriately to meet the Company's strategic and capital plans while ensuring an appropriate return for stockholders.

Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, equipment or real property and business acquisitions. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, the Company's policies provide specific guidelines regarding debt coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Owner occupied commercial real estate loans are extended to purchase or refinance real property and are usually 50 percent or more occupied by the underlying business and the business cash flow is the primary source of repayment. The Company provides conventional, as well as SBA 504 and 7(a) owner occupied commercial real estate loans.
Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as accounts receivable, inventory, equipment or real estate and typically have a term of 1-5 years (up to 10 years if a SBA loan).
Commercial and industrial loans may be unsecured, for well-capitalized and highly profitable borrowers. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate or London Interbank Offered Rate (LIBOR) and will vary based on market conditions and be commensurate to the perceived credit risk. Where it can be negotiated, loans are written with a floor rate of interest. Some of the commercial real estate loans may be fixed for periods of up to 10 years and many have prepayment penalties. Commercial and industrial loans generally are made to businesses that have had profitable operations for at least 5 years, and have a conservative debt-to-net worth ratio, good payment histories as evidenced by credit reports, acceptable working capital, and operating cash flow sufficient to demonstrate the ability to pay obligations as they become due.
The Company’s commercial and industrial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of global conditions affecting the borrower and the industry in which they participate. Detailed analysis of the borrower’s past, present and future cash flow is also an important aspect of the credit analysis, as it is the Company's primary source of repayment. In addition, commercial loans are typically monitored with period covenants to provide an early warning for deteriorating cash flow. All commercial loans must have well-defined primary and a secondary or at times tertiary source of repayment.
In order to mitigate the risk of borrower default, the Company generally requires collateral to support the credit and, in the case of loans made to businesses, personal guarantees from their owners. The Company attempts to control the risk by generally requiring loan-to-value (LTV) ratios of not more than 80 percent (owner occupied commercial real estate loans are typically 75 percent or less if SBA loans) and by regularly monitoring the amount and value of the collateral in order to maintain that ratio. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. See “Loans and Leases Receivables - Asset Quality” in Item 7. Because of the potential value reduction, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions.
Commercial and industrial loan growth also assists in the growth of the Company's deposits because many commercial loan borrowers establish noninterest-bearing and interest-bearing demand deposit accounts and treasury banking services relationships with the Company. Those deposit accounts help the Company to reduce the overall cost of funds and those banking service relationships provide a source of non-interest fee income.
Commercial Real Estate Lending and Multi-Family Real Estate Lending
Commercial real estate and multi-family real estate loans are secured primarily by multi-family dwellings, industrial/warehouse buildings, anchored and non-anchored retail centers, office buildings and hospitality properties, on a limited basis, primarily located in the Company’s market area, and throughout the West Coast.
The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or an adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. LTV ratios on these loans typically do not exceed 75 percent of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and generally have maturities of 15 years with maximum maturities of 30 years for multi-family loans and 10 years for commercial real estate loans.
Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower and/or guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by management. See “Loans and Leases Receivable - Loan and Lease Originations, Purchases, Sales and Repayments” in Item 7. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.
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
Small Business Administration Loans
The Company provides numerous SBA loan products through the Bank. The Bank’s Preferred Lender Program status generally gives it the authority to make the final credit decision and have most servicing and liquidation authority. The Company provides the following SBA products:

•
7(a)—These loans provide the Bank with a guarantee from the SBA of the United States Government for up to 85 percent of the loan amount for loans up to $150,000 and 75 percent of the loan amount for loans of more than $150,000, with a maximum loan amount of $5 million. These are term loans that can be used for a variety of purposes including business acquisition, working capital, expansion, renovation, new construction, and equipment purchases. Depending on collateral, these loans can have terms ranging from 7 to 25 years. The guaranteed portion of these loans is often sold into the secondary market.

•
Cap Lines—In general, these lines are guaranteed up to 75 percent and are typically used for working capital purposes and secured by accounts receivable and/or inventory. These lines are generally allowed in amounts up to $5 million and can be issued with maturities of up to 5 years.

•
504 Loans—These are real estate loans in which the lender can advance up to 90 percent of the purchase price; retain 50 percent as a first trust deed; and, have a Certified Development Company (CDC) retain the second trust deed for 40 percent of the total cost. CDCs are licensed by the SBA. Required equity of the borrower is 10 percent. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.

•	SBA Express—These loans offer a 50 percent guaranty by the SBA and are made in amounts up to a maximum of $350,000. These loans are typically revolving lines and have maturities of up to 7 years.
SBA lending is subject to federal legislation that can affect the availability and funding of the program. This dependence on legislative funding might cause future limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.
The Company’s portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower or guarantor's financial capabilities. The Company attempts to reduce the exposure of these risks through: (i) reviewing each loan request and renewal individually; (ii) adhering to written loan policies; (iii) adhering to SBA policies and regulations; (iv) obtaining independent third party appraisals; and (v) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Company receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration identified.
Commercial Lease Financing
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit. For financial information, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
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
In the retail business, Company loan officers are located either in the Company's call center in Irvine, full service branches in San Diego, Orange, Santa Barbara and Los Angeles Counties, or loan production offices throughout California and in Arizona, Oregon, Virginia, Colorado, Idaho, and Nevada, and originate mortgage loans directly to consumers. The wholesale mortgage business originates SFR mortgage loans submitted to the Company by outside mortgage brokers for underwriting and funding.

The correspondent mortgage business acquires residential mortgage loans originated by outside mortgage bankers. The Company does not originate loans defined as high cost by state or federal regulators.
The Company generally underwrites SFR mortgage loans based on the applicant’s income and credit history and the appraised value of the subject property. Properties securing SFR mortgage loans are appraised by independent fee appraisers approved by management. The Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.
A majority of residential mortgage loans originated by the Company are made to finance the purchase or the refinance of existing loans on owner-occupied homes with a smaller percentage used to finance non-owner occupied homes.
Conforming SFR Mortgage Loans: The Company offers conventional mortgages eligible for sale to Fannie Mae or Freddie Mac, government insured FHA and Veteran Affairs (VA) mortgages eligible for sale to Ginnie Mae mainly through its Mortgage Banking segment. These loans are originated to sell into the secondary market on a whole loan basis.
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
ARM loans are offered with flexible initial repricing dates, ranging from 1 year to 10 years, and periodic repricing dates through the life of the loan. The Company uses a variety of indices to reprice ARM loans. The Company originates non-conforming loans for sale in the secondary market, as well as for investment, depending upon market conditions and the Company's investment strategies. During the year ended December 31, 2016, the Company originated $1.03 billion of held-for-investment SFR ARM loans with terms up to 30 years. Of total SFR mortgage loans at December 31, 2016, $50.8 million, or 2.4 percent, were fixed rate, and $2.06 billion, or 97.6 percent, were adjustable rate. Of total SFR mortgage loans at December 31, 2015, $269.7 million, or 12.0 percent, were fixed rate, and $1.99 billion, or 88.0 percent, were adjustable rate.
The Company also offers interest only loans, which have payment features that allow interest only payments during the first five, seven, or ten years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include single family units and second homes. For additional information, see “Non-Traditional Mortgage Portfolio” and “Non-Traditional Mortgage Loan Credit Risk Management” under “Loans and Leases Receivable” in Item 7 of their report.
Seasoned SFR Mortgage Loans: The Company has purchased pools of re-performing seasoned SFR mortgage loans. The Company has established a proprietary, multifaceted due diligence process for acquisitions of re-performing seasoned SFR mortgage loan pools. Prior to acquiring these re-performing mortgage loans, the Company and sub-advisors or due diligence partners will review the loan portfolio and conduct certain due diligence on a loan by loan basis, preparing a customized version of its diligence plan for each mortgage loan pool being reviewed that is designed to address certain identified pool specific risks. The diligence plan generally reviews several factors, including but not limited to, obtaining and reconciling property value, reviewing chains of title, reviewing assignments, confirming lien position, reviewing regulatory compliance, updating borrower credit, certifying collateral, reviewing modification agreements and reviewing servicing notes. For additional information, see “Seasoned SFR mortgage Loan Acquisition” and “Seasoned SFR mortgage Loan Acquisition Due Diligence” under “Loans and Leases Receivable” in Item 7.
Construction Loans
The Company's construction loans primarily relate to single-family or multi-family residential properties. The Company may in the future originate or purchase loans or participations in construction, renovation and rehabilitation loans on residential, multi-family and/or commercial real estate properties.

Other Consumer Loans
The Company offers a variety of secured consumer loans, including second deed of trust home equity loans and HELOCs and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce the Company's exposure to changes in interest rates, and carry higher rates of interest than do conventional SFR mortgage loans. Management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Other HELOCs have a seven or ten year draw period and require the payment of 1.0 percent or 1.5 percent of the outstanding loan balance per month (depending on the terms) or interest only payment during the draw period. Following receipt of payments, the available credit includes amounts repaid up to the credit limit. HELOCs with a ten year draw period have a balloon payment due at the end of the draw period or then fully amortize for the remaining term. For loans with shorter-term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.
The Company proactively monitors changes in the market value of all home loans contained in its portfolio. The most recent valuations were effective as of October 31, 2016. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the terms of the loan agreement and covenants. At December 31, 2016, unfunded commitments totaled $76.4 million on other consumer lines of credit. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
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
Loan and Lease Servicing
The Company generally retains the right to service loans and leases held-for-investment, as well as conventional loans sold to Fannie Mae and Freddie Mac and FHA and VA loans issued in Ginnie Mae securities. The Company generally does not retain the right to service loans sold to private investors after sale of the loans. Loans sold to investors are subject to certain indemnification provisions, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment within the first few payments after the loan is sold, the Company may be required to repurchase the loan at the full amount and reimburse any premium paid by the purchaser.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses (ALLL) represents management’s best estimate of the probable incurred losses inherent in the existing loan and lease portfolio. The ALLL is increased by the provision for loan losses charged to expense and reduced by loan and lease charge-offs, net of recoveries.
Management evaluates the Company’s ALLL on a quarterly basis, or more often if needed. Management believes the ALLL is a “critical accounting estimate” because it is based upon the assessment of various quantitative and qualitative factors affecting the collectability of loans and leases, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and leases.
The ALLL consists of four elements: (i) specific valuation allowances established for probable losses on impaired loans and leases, (ii) quantitative valuation allowances calculated using loss experience for loans and leases with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; (iii) qualitative allowances based on environmental and other factors that may be internal or external to the Company; and (iv) purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments (PCI loans).
A loan or lease is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the agreement. Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Nonaccrual loans, leases and all performing troubled debt restructured loans are reviewed individually for impairment, if any. The Company measures impairment of a loan or lease based upon the fair value of the loan’s collateral if the loan is collateral-dependent, or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. The Company measures impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease’s effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

The Company's loan and lease portfolio, excluding impaired loans and leases that are evaluated individually, is evaluated by segmentation. The segments the Company currently evaluates are:

•	Commercial and industrial (secured, unsecured, securities-backed lines of credit, warehouse lending, and leveraged lending)

•	Commercial real estate (retail, office, industrial, hospitality, and other)

•	Multi-family

•	SBA

•	Construction

•	Leases

•	SFR - 1st deeds of trust (amortizing, interest only now amortizing, interest only, negative amortizing, and Green Loans)

•	Other consumer (SFR, including HELOC - 2nd deeds of trust and other)
Within these segments, the Company evaluates loans and leases not adversely classified, which the Company refers to as “pass” credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: “special mention,” “substandard,” and “doubtful.” In addition, the Company may refer to the loans and leases classified as “substandard” and “doubtful” together as “classified” loans and leases.
Although management believes the level of the ALLL as of December 31, 2016 was adequate to absorb probable incurred losses in the portfolio, declines in economic conditions in the Company’s primary markets or other factors could result in losses that cannot be reasonably predicted at this time.
Although the Company has established an ALLL that the Company considers appropriate, there can be no assurance that the established ALLL will be sufficient to offset losses on loans and leases in the future. Management also believes that the reserve for unfunded loan commitments is appropriate. In making this determination, the Company uses the same methodology for the reserve for unfunded loan commitments as the Company does for the ALLL and considers the same quantitative and qualitative factors, as well as an estimate of the probability of advances of the commitments.
At December 31, 2016, total ALLL was $40.4 million or 0.67 percent of total loans and leases, as compared to $35.5 million, or 0.69 percent of total loans and leases at December 31, 2015. The decrease in the percentage of ALLL to total loans and leases was mainly due to improving asset quality, which resulted in low net charge-offs and declining quantitative loss rates in line with the current economic and business environment. The ALLL for loans and leases collectively evaluated for impairment at December 31, 2016 was $40.1 million, which represented 0.68 percent of total loans and leases, as compared to $35.0 million, or 0.79 percent of total loans and leases at December 31, 2015. The ALLL for loans individually evaluated for impairment was $243 thousand at December 31, 2016 compared to $369 thousand at December 31, 2015. The Company held no unallocated ALLL at December 31, 2016 and 2015. Assessing the ALLL is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in the Company's loan and lease portfolios.
For additional information, see “Loans and Leases Receivable - Asset Quality” in Item 7.
Investment Activities
The general objectives of the Company's investment portfolio are to provide liquidity when loan and lease demand is high, to assist in maintaining earnings when loan and lease demand is low and to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. For additional information, see Item 7A.
The Company currently invests in SBA loan pool securities, debt and mortgage-backed securities issued by US-government sponsored entities (GSEs), commercial mortgage-backed securities, private label residential mortgage-backed securities, corporate bonds, and collateralized loan obligations.

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
Deposits
The Company offers a variety of deposit accounts to consumers, businesses, and institutional customers with a wide range of interest rates and terms. The Company's deposits consist of savings accounts, money market deposit accounts, interest and non-interest bearing demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.
The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. The variety of deposit accounts the Company offers has allowed the Company to be competitive in obtaining funds and to respond with flexibility to changes in demand from actual and prospective consumer, business and institutional customers. The Company tries to manage the pricing of deposits in keeping with the Company's asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on the Company's experience, the Company believes that the Company's deposits are relatively stable sources of funds. Despite this stability, the Company's ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
Core deposits, which we define as noninterest-bearing deposits, interest-bearing demand deposits, money market, savings and certificates of deposit of $250,000 or less, excluding brokered deposits, increased $1.47 billion during the year ended December 31, 2016 and totaled $6.48 billion at December 31, 2016, representing 70.9 percent of total deposits of that date. The Company held brokered deposits of $2.25 billion, or 24.6 percent of total deposits, at December 31, 2016.
In addition to gathering consumer deposits through the Company's community banking activities, business banking, private banking and financial institutions banking activities are key sources of deposits.
Borrowings
Although deposits are the Company's primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan and lease demand or when they meet the Company's asset/liability management goals to diversify funding sources and enhance the interest rate risk management. The Company’s borrowings historically have included advances from the FHLB of San Francisco. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank), as well as through Federal Funds and reverse repurchase agreements. In addition, the Company has borrowed through the issuance of its Senior Notes and junior subordinated amortizing notes. See Note 12 of the Notes to Consolidated Financial Statements in Item 8.
The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2016, the Company had $490.0 million in FHLB advances outstanding and the ability to borrow an additional $2.35 billion. The Company also had the ability to borrow $190.7 million from the Federal Reserve Bank as of December 31, 2016. For additional information, see Note 11 of the Notes to Consolidated Financial Statements in Item 8.

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
The Company attracts deposits through its community banking branch network, its loan production offices, its business banking teams, private banking teams, financial institutions banking teams, its Treasury function, and through the internet. One of the ways the Company has been able to be competitive in this area is through its client focused community banking branch network, and its private banking, business banking and financial institutions banking teams. Consequently, the Company has the ability to service client needs with a variety of deposit accounts and products at competitive rates. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds, broker dealers, registered investment advisors, investment banks financial institutions, financial service companies, and other alternative investments.
Based on the most recent branch deposit data as of June 30, 2016 provided by the Federal Deposit Insurance Corporation (FDIC), the share of deposits for the Bank in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2016
Los Angeles County	0.66%
Orange County	4.46%
San Diego County	0.58%
Santa Barbara County	0.31%
Employees
At December 31, 2016, the Company had a total of 1,776 full-time employees and 21 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

As a bank holding company, the Company is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “New Capital Requirements” below. As of December 31, 2016, the Company was considered well-capitalized, with capital ratios in excess of those required to qualify as such.
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
The Bank
The Bank is subject to a variety of requirements under federal law. The Bank is required to maintain sufficient liquidity to ensure safe and sound operations. For additional information, see "Liquidity" in Item 7.
The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan and lease underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.
The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2016, Bank was in compliance with these reserve requirements.
FDIC Insurance
The deposits of the Bank are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States. The basic deposit insurance limit is generally $250,000.
As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2016 were $5.6 million. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2016, the Bank paid $475 thousand in FICO assessments.
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution with $10 billion or more in assets is assessed under a scorecard method using supervisory ratings, financial ratios and other factors. Such institutions are also subject to a temporary surcharge required by the Dodd-Frank Act. As required by the Dodd-Frank Act, deposit insurance premiums are assessed on the amount of an institution’s total assets minus its Tier 1 capital.
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
CET1 capital generally consists of common stock, retained earnings, accumulated other comprehensive income (AOCI) except where an institution elects to exclude AOCI from regulatory capital, and certain minority interests, subject to applicable regulatory adjustments and deductions, including deduction of amounts of mortgage servicing assets and certain deferred tax assets that exceed specified thresholds. The Company elected to permanently opt out of including AOCI in regulatory capital. Tier 1 capital generally consists of CET1 capital plus noncumulative perpetual preferred stock and certain additional items less applicable regulatory adjustments and deductions. Tier 2 capital generally consists of subordinated debt; certain other preferred stock, and allowance for loan and lease losses up to 1.25 percent of risk-weighted assets, less applicable regulatory adjustments and deductions. Total capital is the sum of Tier 1 capital and Tier 2 capital.

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
Although the Company continues to evaluate the impact that the new capital rules will have on the Company and the Bank, the management anticipates that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.
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
The OCC regularly assesses the Bank on its record in meeting the credit needs of the community served by that institution, including low-income and moderate-income neighborhoods. The Bank received an "Outstanding" rating in its most recent CRA evaluation. Of the uniform four-tier- rating system used by federal banking agencies in assessing CRA performance, an "Outstanding" rating is the top tier rating available. This CRA rating deals strictly with how well an institution is meeting its responsibilities under the CRA and the OCC takes into account performance under the CRA when considering a bank’s application to establish or relocate a branch or main office or to merge with, acquire assets, or assume liabilities of another insured depository institution. The bank’s record may be the basis for denying the application.
Performance under the CRA also is considered when the FRB reviews applications to acquire, merge or consolidate with another banking institution or its holding company. In the case of a bank holding company applying for approval to acquire a bank, the FRB will assess the records of each subsidiary depository institution of the applicant bank holding company, and that records may be the basis for denying the application.
Financial Privacy Under the Requirements of the Gramm-Leach-Bliley Act
The Company and its subsidiaries are required periodically to disclose to their retail customers the Company’s policies and practices with respect to the sharing of nonpublic customer information with its affiliates and others, and the confidentiality and security of that information. Under the Gramm-Leach-Bliley Act (the GLBA), retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with non-affiliates, subject to certain exceptions set forth in the GLBA.
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
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2016, the Bank had $41.9 million in FHLB stock, which was in compliance with this requirement.

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
Future Legislation or Regulation
In light of recent conditions in the United States economy and the financial services industry, the Trump administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been and will likely continue to be introduced. The Company cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, the Company's operations or financial condition.

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
Risks Relating to Our Business and Operating Environment
Our business strategy includes growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
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
Our primary market area is concentrated in the greater San Diego, Orange, Santa Barbara, and Los Angeles counties. Adverse economic conditions in any of these areas can reduce our rate of growth, affect our customers’ ability to repay loans and leases and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
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
We maintain an allowance for loan and lease losses which we believe is appropriate to provide for probable incurred losses inherent in our loan and lease portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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
The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for loan and lease losses, we review our loans and leases and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan and lease losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. Our allowance for loan and lease losses was 0.67 percent of total loans and leases held-for-investment and 270.67 percent of nonperforming loans and leases at December 31, 2016. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for loan losses if the charge-offs exceed the allowance for loan losses), based on judgments different than that of management. Any increases in the provision for loan and lease losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
At December 31, 2016, $2.19 billion, or 36.2 percent of our total loans and leases held-for-investment, was secured by single family residential mortgage loans and home equity lines of credit, as compared with $2.35 billion, or 45.2 percent of our total loans and leases held-for-investment, at December 31, 2015. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

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
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. At December 31, 2016, 83.2 percent of our commercial real estate loans and 77.0 percent of our originated SFR mortgage loans were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.
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
In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110 percent of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest-only loans increased during 2016, from $664.5 million, or 12.8 percent of our total loans and leases held-for-investment, at December 31, 2015 to $784.4 million, or 13.0 percent of our total loans and leases held-for-investment, at December 31, 2016.
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

If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2016, our commercial and multi-family real estate loans totaled $2.10 billion, or 34.7 percent of our total loans and leases held-for-investment.
Our portfolio of Green Loans subjects us to greater risks of loss.
We have a portfolio of Green Account home equity loans which generally have a fifteen year draw period with interest-only payment requirements, and a balloon payment requirement at the end of the draw period. The Green Loans include an associated “clearing account” that allows all types of deposit and withdrawal transactions to be performed by the borrower during the term. We ceased originating new Green Loans in 2011; however, existing Green Loan borrowers are entitled to continue to draw on their Green Loans. At December 31, 2016, the balance of Green Loans in our portfolio totaled $91.0 million, or 1.5 percent of our total loans and leases held-for-investment.
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
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (OREO), and at certain other times during the asset’s holding period. Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional write-downs to our investments in OREO could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations. As of December 31, 2016, we had OREO of $2.5 million.
Our portfolio of “re-performing” loans subjects us to a greater risk of loss, and interest income that we have recognized and continue to recognize on these loans may be non-recurring or finite in duration.
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

The Company determined that certain of these loans reflect credit quality deterioration since origination and it was probable, at the date of our acquisition, that all contractually required payments would not be collected (PCI loans). The respective discounts on these PCI loans are amortized and accreted to our interest income. The effective yield and related discount accretion on such loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the PCI loans are removed from our books, the related discount will no longer be available for accretion into interest income. For the years ended December 31, 2016, 2015 and 2014, accretion of discount on these PCI loans into our interest income was $34.0 million, $22.2 million and $23.4 million, respectively. Additionally, for loans that were not determined to be impaired at the date of our acquisition, the accretion of discount on these loans into our interest income was $1.5 million, $4.8 million, and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. As of December 31, 2016, our commercial and industrial loans totaled $1.52 billion, or 25.2 percent of our total loans and leases held-for-investment.
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

An increase in interest rates, change in the programs offered by governmental sponsored entities or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.
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
At December 31, 2016 and 2015, our mortgage servicing rights had fair values of $76.1 million and $49.9 million, respectively. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.
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
We believe that, as a result of the increased defaults and foreclosures during the past several years resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. We recognize our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2016, 2015 and 2014, we sold residential mortgage loans aggregating $5.13 billion, $4.30 billion and $2.75 billion, respectively.
To recognize the potential loan repurchase or indemnification losses, we maintained a total reserve of $8.0 million at December 31, 2016. Increases to this reserve reduce mortgage banking revenue. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
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
We expect to depend on checking, savings and money market deposit account balances and other forms of deposits as the primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain a strong core deposit base, to provide a less costly and more stable source of funding. It may prove difficult to maintain our core deposit base. In addition, an increasingly important source of deposits for the Bank is the Institutional Banking business unit. While certain types of deposits from the Institutional Banking business unit are expected to remain at the Bank for an extended period of time, escrow triggers associated with its EB-5 escrow product may vary and can be directly influenced by the time associated with adjudication of the investor’s immigration petition. For more information, about this escrow product see “Non-compliance with the Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions or operating restrictions.” While the Institutional Banking business unit mitigates this risk by opening post-escrow deposit accounts to continue to hold funds, there is no assurance that these deposits will remain. Additionally, certain deposits from the Institutional Banking unit, or other business units, exceed $100 million in balances and, as such, may increase the risk to the Bank that a loss of these deposits as a source of funding may cause. Further, there may be competitive pressures to pay higher interest rates on deposits, which would increase our funding costs. If deposit clients move money out of bank deposits and into other investments (or into similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could materially negatively impact our growth strategy and results of operations.
Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.
The size of our investment securities portfolio has increased significantly during the past year. As of December 31, 2016, we had $2.38 billion of securities available-for-sale and $884.2 million of securities held-to-maturity, as compared with $833.6 million of securities available-for-sale and $962.2 million of securities held to maturity as of December 31, 2015.
As of December 31, 2016, securities available-for-sale that were in a loss position had a total fair value of $1.12 billion with unrealized losses of $28.4 million. They consisted of agency mortgage-backed securities of $806.6 million with unrealized losses of $23.4 million, private label residential mortgage-backed securities of $116.4 million with unrealized losses of $4.2 million, collateralized loan obligations of $187.6 million with unrealized losses of $674 thousand, and corporate bonds of $3.5 million with unrealized losses of $108 thousand. As of December 31, 2015, securities available-for-sale were in a loss position had a fair value of $705.4 million and aggregate unrealized losses of $5.4 million.
As of December 31, 2016, securities held-to-maturity that were in a loss position had a total fair value of $136.3 million with unrealized losses of $1.9 million. They consisted of commercial mortgage-backed securities of $60.2 million with unrealized losses of $1.8 million, corporate bonds of $9.9 million with unrealized losses of $91 thousand, and collateralized loan obligations of $66.2 million with unrealized loss of $61 thousand. As of December 31, 2015, securities held-to-maturity were in a loss position had a total fair value of $878.9 million and aggregate unrealized losses of $30.2 million.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2016, the Company believes there is no other than temporary impairment (OTTI) and did not have the intent to sell any of its securities in an unrealized loss position and it is likely that it will not be required to sell the securities before their anticipated recovery. The portfolio is evaluated using either OTTI guidance provided by FASB Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities, or ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below AA are evaluated using the model outlined in ASC 325. The non-agency residential mortgage-backed securities, commercial mortgage-backed securities and collateralized loan obligations in the Company’s portfolio referenced above were rated AA or above at purchase and are not within the scope of ASC 325. For more information about ASC 320 and ASC 325, see Note 1 of the Notes to Consolidated Financial Statements in Item 8.
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
As of December 31, 2016, approximately $1.73 billion, or 52.8 percent of our securities portfolio, was invested in CLO securities. By comparison, as of December 31, 2015, approximately $528.0 million, or 29.3 percent of our securities portfolio, was invested in CLO securities. The foregoing amounts and percentages are based on the amortized costs of our securities.
As of December 31, 2016, based on amortized cost, $398.0 million of our CLO holdings were AAA rated and $1.34 billion were AA rated. As of December 31, 2016, there were no CLO securities rated below AA and none of the CLO securities were subject to ratings downgrade in 2016. All of our CLO securities are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.
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
The Volcker Rule covered fund provisions could adversely affect us.
The so-called “Volcker Rule” provisions of the Dodd-Frank Act and its implementing regulations restrict our ability to sponsor or invest in “covered funds” (as defined in the implementing regulations). When the implementing regulations were adopted, banking entities such as us were required to conform our covered fund investments and activities by July 21, 2015. However, on December 18, 2014, the Federal Reserve Board extended the conformance period to July 21, 2016, for investments in, and relationships with, covered funds (including non-conforming CLOs) that were in place prior to December 31, 2013. The Federal Reserve Board later extended the conformance period until July 21, 2017.
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
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, regulatory investigations, marketplace rumors and questionable or fraudulent activities of our customers. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective and cannot adequately protect against all threats to our reputation. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental oversight.
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
The held-for-sale loan balance in our mortgage banking business represents mortgage loans that are identified for sale by the Company. Loan balances steadily accumulate and then decrease at the time of sale. We fund these balances through short term funding, including FHLB advances, which require collateral. In the event we experience a significant increase in our held-for-sale loan balances, our liquidity could be negatively impacted if we increase our short term borrowings and therefore our required collateral. Although we have access to other sources of contingent liquidity, we could be materially and adversely affected if we fail to effectively manage this risk.
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
At December 31, 2016, we held $102.5 million of bank-owned life insurance (BOLI) on certain key and former employees and executives, with a cash surrender value of $102.5 million, as compared with $100.2 million of BOLI, with a cash surrender value of $100.2 million, at December 31, 2015. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.
If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2016, we owned $41.9 million in FHLB stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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
The Company and the Bank are heavily regulated. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, and not stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements, restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan and lease losses and determine the level of deposit insurance premiums assessed.
Congress, state legislatures and federal and state agencies continually review banking, lending and other laws, regulations and policies for possible changes. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, that applies to us or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
The Dodd-Frank Act and supporting regulations could have a material adverse effect on us.
The Dodd-Frank Act provides for various capital requirements and new restrictions on financial institutions and their holding companies. These changes may result in additional restrictions on investments and other activities.
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
As of June 30, 2016, September 30, 2016 and December 31, 2016, the Company’s consolidated total assets, and the Bank’s total assets, exceeded $10 billion. We will become subject to additional regulatory scrutiny if, as expected, our total assets remain above $10 billion, as measured by applicable regulatory standards.
Under the Dodd-Frank Act, when the total assets of the Company or the Bank exceed $10 billion, as measured as described below, the Company or the Bank, as applicable, will become subject to a number of additional requirements, that will impose additional compliance costs on our business. There are also likely to be higher expectations from regulators regarding risk management, strategic planning, governance and other aspects of our operations.

•
Under the Dodd-Frank Act, the CFPB has near exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion. This provision becomes applicable to a bank following the fourth consecutive quarter where the total assets of the bank, as reported in its quarterly Call Report, exceed $10 billion and afterwards remains applicable to the bank unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters.

•
Also under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Federal Deposit Insurance Fund administered by the FDIC was increased from 1.15 percent to 1.35 percent and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, following the fourth consecutive quarter where the total assets of a bank exceeds $10 billion, as reported in its quarterly Call Report, the FDIC’s method for determining its assessments for federal deposit insurance changes to the large bank scorecard method. The large bank scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of a bank’s ability to withstand asset-related stress and funding-related stress and weighted ratings of under the safety and soundness ratings ascribed under the regulatory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10 percent of its domestic deposits. Once a bank becomes subject to large bank scorecard method, it remains subject to that method unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters.

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

•
The Dodd-Frank Act requires a publicly traded bank holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. The risk committee must approve and periodically review the risk management policies of the bank holding company’s operations and oversee the operations of its risk management framework. The bank holding company’s risk management framework must be commensurate with its structure, risk profile, complexity, activities and size. These provisions become applicable to us if the average of the total consolidated assets of the Company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. Assuming that this occurs as of the quarter ended March 31, 2017, these requirements should first apply to the Company commencing on April 1, 2019. However, the Company will need to build the necessary infrastructure to comply with these enhanced risk management requirements well before the effective date.

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions (known as Dodd-Frank Act Stress Tests or DFAST). The stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The board of directors of the Company will be required to review the Company’s policies and procedures at least annually. The Company will be required to report the results of its annual stress tests to the Federal Reserve, publicly disclose the result and consider the results as part of its capital planning and risk management practices. These provisions become applicable to us if the average of the total consolidated assets of the Company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. Assuming that this occurs as of the quarter ended March 31, 2017, the Company is anticipated to be subject to the DFAST regime commencing on April 1, 2019, but well in advance of that date, the Company will need to undertake the planning and other actions that it deems reasonably necessary to achieve timely compliance. If a bank holding company fails DFAST when it is a mandatorily compliant, then such failure could result in, for example, restrictions on the Company’s growth, its ability to both pay dividends and repurchase shares.

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
As indicated above, the Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. In the case of banks, such as the Bank, with total assets of less than $10 billion as measured by applicable regulation standards, this examination and enforcement authority is held by the institution’s primary federal banking regulator (the OCC, in the case of the Bank).
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
In order to comply with the CFPB rules, we have made significant changes to our residential mortgage business, including investments in technology, training of our personnel, changes in the loan products we offer, changes in compensation of our loan originators and mortgage brokers that do business with us, and a reduction in fees that we charge, We are continuing to analyze the impact that such rules may have on our business. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers of the CFPB and the primary federal banking regulators entitle them to examine institutions for violations of consumer lending laws even in the absence of consumer complaints or damages.
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
In July 2013, the FRB and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5 percent of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6.0 percent of risk-weighted assets) and assigns higher risk weightings (150 percent) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5 percent of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in over a three-year period that began on January 1, 2016 and will end on January 1, 2019, when the full capital conservation buffer requirement will be effective. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.
While our current capital levels exceed the capital requirements, our capital levels could decrease in the future as a result of factors such as acquisitions, faster than anticipated growth, reduced earnings levels, operating losses and other factors. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in our inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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
One aspect of our business that we believe presents risks in this particular area is our specialized EB-5 escrow product offered by our Institutional Banking business unit, which is intended to facilitate investment transactions under the government approved, EB-5 Immigrant Investor Program, created by Congress in 1990 to stimulate the U.S. economy through U.S. job creation and capital investment by non-resident foreign investors. This program, which is administered by the U.S. Citizenship and Immigration Services (USCIS), provides non-resident alien investors with a method of obtaining conditional, and ultimately permanent, residence through an investment in a new commercial enterprise in the United States that creates at least ten jobs. Escrowing of investment proceeds is commonly offered to give non-resident alien investors comfort that their investment proceeds are being held by an independent third party pending contractual conditions precedent. Furthermore, the escrow funds are eligible for FDIC pass through insurance until the contractual conditions precedents are met. The Bank began offering EB-5 escrow services in April, 2014. The Bank's EB-5 escrow and related deposits totaled $297.7 million and $308.5 million at December 31, 2016 and 2015, respectively.
Although the Bank's exposure to risks generally associated with the federal EB-5 program may be mitigated by the fact that the Bank typically serves in a custodial capacity, EB-5 escrow accounts may pose a higher risk of money laundering or terrorist financing, as escrow arrangements such as these may facilitate a higher degree of anonymity or, in some cases, involve the handling of high volumes of currency. International wire transfers involving non-resident alien investors likewise may subject the Bank to a higher degree of risk and regulatory scrutiny in this area. While the Bank has procedures in place that are designed to specifically address the compliance-related risks of the EB-5 escrow product, no assurance can be given that these procedures will be effective.
Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.
We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of December 31, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. To implement the offset requirement, the FDIC has imposed a temporary surcharge on institutions with assets greater than $10 billion. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.
Our holding company relies on dividends from the Bank for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders.
Our primary source of revenue at the holding company level is dividends from the Bank and we currently rely on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to our preferred and common stockholders. To the extent we are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders could likewise be limited, especially if we are unable to increase the amount of dividends the Bank pays to us. The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, including our Senior Notes and junior subordinated amortizing notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.
We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support continued growth, both organically and through acquisitions.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. In addition, during most of 2017, the time and expense required to raise additional capital may be increased because of our ineligibility to use a Form S-3 registration statement, resulting from our failure to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2016. Our eligibility to use a Form S-3 registration statement will not be restored until December 1, 2017, and then only if we have not had any other filing delinquencies that preclude Form S-3 eligibility and satisfy all other requirements for Form S-3 eligibility. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through organic growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.
The Company has a deferred tax asset that may or may not be fully realized.
The Company has a deferred tax asset (DTA) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2016, the Company had a net DTA of $10.0 million. For additional information, see Note 13 of the Notes to Consolidated Financial Statements in Item 8.
We may experience future goodwill impairment.
If our estimates of the fair value of our reporting units change as a result of changes in our business or other factors, we may determine that a goodwill impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At each Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount. The assessment of qualitative factors at the most recent Measurement Date (August 31, 2016) indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.
Changes in accounting standards may affect our performance.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards and interpretations that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.
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
As of December 31, 2016, we had $490.0 million of FHLB advances, $172.7 million in Senior Notes, $2.7 million in junior subordinated amortizing notes and $67.9 million of other borrowings. We also had 280,250 shares of preferred stock issued and outstanding with a liquidation preference of $1,000 per share. Our level of indebtedness could have important consequences to you, because:

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
The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our disclosure controls and procedures were not effective as of December 31, 2016 and that we had as of such date a material weakness in our internal control over financial reporting. The specific issues leading to these conclusions are described in Part II - Item 9A. “Controls and Procedures” of this Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A. did not result in any material misstatement in our consolidated financial statements and we have implemented remedial measures intended to address the material weaknesses and related disclosure controls. However, if the remedial measures we have implemented are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2016, the Company conducts its operations from its main and executive offices at 18500 Von Karman Avenue, Suite 1100, Irvine, California, 39 branch offices in Los Angeles, Orange, San Diego, Santa Barbara counties, and 62 loan production offices in California, Arizona, Oregon, Virginia, Colorado, Idaho, and Nevada. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in Item 8.
Item 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. On January 23, 2017, the first of three putative class action lawsuits, Garcia v. Banc of California, et al., Case No. 8:17-cv-00118, was filed against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman in the United States District Court for the Central District of California. Thereafter, two related putative class action lawsuits were filed in the United States District Court for the Central District of California: (1) Malak v. Banc of California, et al., Case No. 8:17-cv-00138 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, and Steven A. Sugarman, and (2) Cardona v. Banc of California, et al., Case No. 2:17-cv-00621 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman. The lawsuits allege that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, they assert that the purported concealment of the defendants’ alleged relationship with Jason Galanis caused various statements made by the defendants to be allegedly false and misleading. The lawsuits purport to be brought on behalf of stockholders who purchased stock in the Company between varying dates, inclusive of August 7, 2015 through January 23, 2017. The lawsuits seek class certification, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The lawsuits are at a very early stage. Based on a review of the allegations, we believe that they are without merit and intend to vigorously contest them.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s voting common stock (symbol BANC) has been listed on the NYSE since May 29, 2014 and prior to that date was listed on the NASDAQ Global Market. The Company’s Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of the Company’s voting common stock as of December 31, 2016 was 1,481. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There was one holder of record of the Company’s Class B non-voting common stock as of December 31, 2016. At December 31, 2016 there were 53,794,322 shares and 49,695,299 shares of voting common stock issued and outstanding, respectively, and 201,922 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market price information for the Company’s voting common stock and quarterly per share cash dividend information for the Company's voting common stock and Class B non-voting common stock for the years ended December 31, 2016 and 2015. The per share cash dividends paid to holders of the Company's voting common stock and Class B non-voting common stock are identical.

	Market Price Range
	High	Low	Dividends
Quarter ended December 31, 2016	$17.85	$11.26	$0.13
Quarter ended September 30, 2016	$23.12	$17.32	$0.12
Quarter ended June 30, 2016	$20.76	$17.15	$0.12
Quarter ended March 31, 2016	$17.50	$13.24	$0.12
Total			$0.49

Quarter ended December 31, 2015	$15.23	$12.12	$0.12
Quarter ended September 30, 2015	$14.08	$11.78	$0.12
Quarter ended June 30, 2015	$14.20	$12.19	$0.12
Quarter ended March 31, 2015	$12.31	$10.25	$0.12
Total			$0.48
Dividend Policy
The timing and amount of cash dividends paid to the Company’s preferred and common stockholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The Company’s primary source of revenue at the holding company level is dividends from the Bank. The Company generally relies on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to its preferred and common stockholders. To the extent the Company is limited in its ability to raise capital in the future, its ability to pay cash dividends to its stockholders could likewise be limited, especially if it is unable to increase the amount of dividends the Bank pays to the Company. See “Item 1A. Risk Factors - Our holding company relies on dividends from the Bank for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders.” The Bank paid dividends of $50.0 million to Banc of California, Inc. during the year ended December 31, 2016. For a description of the regulatory restriction on the ability of the Bank to pay dividends to Banc of California, Inc., and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see “Regulation and Supervision” in Item 1.
As of December 31, 2016, the Company had 280,250 shares of preferred stock issued and outstanding, consisting of 40,250 shares of 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (Series C Preferred Stock), 115,000 shares of 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, liquidation amount $1,000 per share (Series D Preferred Stock), and 125,000 shares of 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E, liquidation amount $1,000 per share (Series E Preferred Stock and together with the Series C Preferred Stock, and Series D Preferred Stock, the Preferred Stock). Each series of Preferred Stock ranks equally (pari passu) with each other series of Preferred Stock and senior to our common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.

Issuer Purchases of Equity Securities
The following table presents information for the three months ended December 31, 2016 with respect to repurchases by the Company of its common stock:

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From October 1, 2016 to October 31, 2016	—	$—	—	4,965,665
From November 1, 2016 to November 30, 2016	—	$—	—	4,965,665
From December 1, 2016 to December 31, 2016	—	$—	—	4,965,665
Total	—	$—	—
During the three months ended December 31, 2016, the Company's Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company’s outstanding common stock as of October 18, 2016.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended December 31, 2016 related to tax liability sales for employee stock benefit plans.
Issuance of Shares Related to CS Financial Acquisition
Effective October 31, 2013, the Company acquired CS Financial, a California corporation and Southern California-based mortgage banking firm controlled by former Company director and current Bank executive Jeffrey T. Seabold and in which certain relatives and entities affiliated with the Company’s former Chairman and Chief Executive Officer Steven A. Sugarman also owned certain minority, non-controlling interests. As part of the acquisition consideration, upon achievement of certain performance targets by the Bank’s lending activities following the acquisition of CS Financial, the Company is obligated to issue up to 92,781 shares (Performance Shares). On October 31, 2016, the Company issued an aggregate of 30,925 of the Performance Shares. The issuance and sale of the 30,931 shares was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving any public offering. For additional information regarding this transaction and the individuals who received the 30,931 Performance Shares on October 31, 2016, see Note 26 of the Notes to Consolidated Financial Statements in Item 8.

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
The following graph shows a comparison of stockholder return on Banc of California, Inc.’s voting common stock with the cumulative total returns for: (i) the NYSE Composite Index; (ii) the Standard and Poor’s (S&P) 500 Financials Index; and (iii) the Keefe, Bruyette, and Woods, Inc.'s (KBW) Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Banc of California, Inc.	100.00	124.66	141.41	125.99	166.66	203.24
NYSE Composite	100.00	112.93	139.10	144.97	135.66	147.88
S&P 500 Financials	100.00	128.81	174.71	201.27	198.20	243.38
KBW Bank Index	100.00	130.22	175.88	188.57	185.58	233.09

Annual Rate of Stockholders Return
The following graph shows a comparison of stockholder return on Banc of California, Inc.’s voting common stock with the annual rate of return for: (i) the NYSE Composite Index; (ii) the S&P 500 Financials Index; and (iii) the KBW Bank Index. The graph is historical only and may not be indicative of possible future performance.

	Year Ended December 31,
Index	2013	2014	2015	2016
Banc of California, Inc.	13%	(11)%	32%	22%
NYSE Composite	23%	4%	(6)%	9%
S&P 500 Financials	36%	15%	(2)%	23%
KBW Bank Index	35%	7%	(2)%	26%

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

	As of or For the Year Ended December 31,
	2016 (7)	2015	2014 (8)	2013 (9)	2012 (10)
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$11,029,853	$8,235,555	$5,971,297	$3,627,862	$1,682,704
Cash and cash equivalents	439,510	156,124	231,199	110,118	108,643
Loans and leases receivable, net	5,994,308	5,148,861	3,919,642	2,427,306	1,234,023
Loans held-for-sale	704,651	668,841	1,187,090	716,733	113,158
Other real estate owned, net	2,502	1,097	423	—	4,527
Securities available-for-sale	2,381,488	833,596	345,695	170,022	121,419
Securities held-to-maturity	884,234	962,203	—	—	—
Bank owned life insurance	102,512	100,171	19,095	18,881	18,704
FHLB and other bank stock	67,842	59,069	42,241	22,600	8,842
Deposits	9,142,150	6,303,085	4,671,831	2,918,644	1,306,342
Total borrowings	733,300	1,191,876	726,569	332,320	156,935
Total stockholders' equity	980,239	652,405	503,315	324,708	188,759
Selected operations data:
Total interest income	$384,972	$266,338	$188,139	$120,511	$55,031
Total interest expense	59,499	42,621	32,862	23,282	8,479
Net interest income	325,473	223,717	155,277	97,229	46,552
Provision for loan and lease losses	5,271	7,469	10,976	7,963	5,500
Net interest income after provision for loan and lease losses	320,202	216,248	144,301	89,266	41,052
Total non-interest income	271,880	220,219	145,637	96,743	36,619
Total non-interest expense	442,676	332,201	263,472	178,101	71,196
Income before income taxes	149,406	104,266	26,466	7,908	6,475
Income tax (benefit)/expense	33,990	42,194	(3,739)	7,992	498
Net income/(loss)	115,416	62,072	30,205	(84)	5,977
Dividends paid on preferred stock	19,914	9,823	3,640	2,185	1,359
Net income/(loss) available to common stockholders	95,502	52,249	26,565	(2,269)	4,618
Basic earnings/(loss) per total common share	$1.97	$1.36	$0.91	$(0.15)	$0.39
Diluted earnings/(loss) per total common share	$1.94	$1.34	$0.90	$(0.15)	$0.39
Performance ratios:
Return on average assets	1.12%	0.94%	0.69%	—%	0.45%
Return on average equity	12.73%	10.14%	7.31%	(0.03)%	3.16%
Return on average tangible common equity (1)	16.97%	14.22%	10.10%	0.08%	3.35%
Dividend payout ratio (2)	24.87%	35.29%	52.75%	—%	123.08%
Net interest spread	3.15%	3.35%	3.54%	3.49%	3.49%
Net interest margin (3)	3.30%	3.52%	3.72%	3.67%	3.69%
Noninterest expense to average total assets	4.28%	5.02%	6.06%	6.42%	5.30%
Efficiency ratio (4)	74.11%	74.83%	87.56%	91.82%	85.60%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships (1), (4)	67.13%	74.83%	87.56%	91.82%	85.60%
Average interest-earning assets to average interest-bearing liabilities	123.80%	125.29%	122.06%	121.07%	127.14%
Asset quality ratios:
Allowance for loan and lease losses	$40,444	$35,533	$29,480	$18,805	$14,448
Nonperforming loans and leases	14,942	45,129	38,381	31,648	22,993
Nonperforming assets	17,444	46,226	38,804	31,648	27,520
Nonperforming assets to total assets	0.16%	0.56%	0.65%	0.87%	1.64%
ALLL to nonperforming loans and leases	270.67%	78.74%	76.81%	59.42%	62.84%
ALLL to total loans and leases	0.67%	0.69%	0.75%	0.77%	1.16%

	As of or For the Year Ended December 31,
	2016 (7)	2015	2014 (8)	2013 (9)	2012 (10)
	($ in thousands, except per share data)
Capital Ratios:
Average equity to average assets	8.77%	9.25%	9.51%	9.55%	14.11%
Total stockholders' equity to total assets	8.89%	7.92%	8.43%	8.95%	11.22%
Tangible common equity to tangible assets (1)	6.00%	4.93%	6.20%	5.65%	8.64%
Book value per common share	$14.25	$12.14	$12.17	$12.15	$13.19
Tangible common equity per common share (1)	$13.19	$10.60	$10.53	$10.05	$12.13
Book value per common share and per common share issuable under purchase contracts	$14.20	$11.95	$11.51	$12.15	$13.19
Tangible common equity per common shares and per common share issuable under purchase contracts (1)	$13.14	$10.44	$9.97	$10.05	$12.13
Banc of California, Inc.
Total risk-based capital ratio	13.70%	11.18%	11.28%	12.45%	15.50%
Tier 1 risk-based capital ratio	13.22%	10.71%	10.54%	11.41%	14.25%
Common equity tier 1 capital ratio (5)	9.44%	7.36%	N/A	N/A	N/A
Tier 1 leverage ratio	8.17%	8.07%	8.57%	8.02%	10.15%
Banc of California, NA (6)
Total risk-based capital ratio	14.73%	13.45%	12.04%	14.65%	17.59%
Tier 1 risk-based capital ratio	14.12%	12.79%	11.29%	13.60%	16.34%
Common equity tier 1 capital ratio (5)	14.12%	12.79%	N/A	N/A	N/A
Tier 1 leverage ratio	8.71%	9.64%	9.17%	9.58%	11.16%
Beach Business Bank (6)
Total risk-based capital ratio	N/A	N/A	N/A	N/A	15.09%
Tier 1 risk-based capital ratio	N/A	N/A	N/A	N/A	14.72%
Common equity tier 1 capital ratio (5)	N/A	N/A	N/A	N/A	N/A
Tier 1 leverage ratio	N/A	N/A	N/A	N/A	11.96%

(1)	Non-GAAP measure. See non-GAAP measures for reconciliation of the calculation.

(2)	Ratio of dividends declared per common share to basic earnings per common share.

(3)	Net interest income divided by average interest-earning assets.

(4)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(5)	Common equity tier 1 capital ratio became required from 2015.

(6)
At December 31, 2012, the Company had two bank subsidiaries, the Bank (then known as Pacific Trust Bank) and Beach Business Bank. During the year ended December 31, 2013, all bank subsidiaries were merged to form the Bank.

(7)	The Company completed its sale of The Palisades Group on May 5, 2016.

(8)	The Company completed its acquisition of RenovationReady and the BPNA Branch Acquisition on January 31, 2014 and November 8, 2014, respectively.

(9)	The Company completed its acquisitions of The Private Bank of California, The Palisades Group and CS Financial on July 1, 2013, September 10, 2013 and October 31, 2013, respectively.

(10)	The Company completed its acquisitions of Beach Business Bank and Gateway Bancorp on July 1, 2012 and August 18, 2012, respectively.

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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Average total stockholders' equity	$906,831	$612,393	$413,454	$264,818	$189,411
Less average preferred stock	(267,054)	(161,288)	(79,877)	(56,284)	(31,934)
Less average goodwill	(39,244)	(33,541)	(32,326)	(15,872)	(3,517)
Less average other intangible assets	(16,654)	(22,222)	(11,739)	(9,580)	(2,723)
Average tangible common equity	$583,879	$395,342	$289,512	$183,082	$151,237

Net income (loss)	$115,416	$62,072	$30,205	$(84)	$5,977
Less preferred stock dividends	(19,914)	(9,823)	(3,640)	(2,185)	(1,359)
Add amortization of intangible assets	4,851	5,836	4,079	2,651	696
Add impairment on intangible assets	690	258	48	1,061	—
Less tax effect on amortization and impairment of intangible assets (1)	(1,939)	(2,133)	(1,445)	(1,299)	(244)
Adjusted net income	$99,104	$56,210	$29,247	$144	$5,070

Return on average equity	12.73%	10.14%	7.31%	(0.03)%	3.16%
Return on average tangible common equity	16.97%	14.22%	10.10%	0.08%	3.35%
(1) Utilized a 35 percent tax rate

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Noninterest expense	$442,676	$332,201	$263,472	$178,101	$71,196
Loss on investments in alternative energy partnerships, net	(31,510)	—	—	—	—
Total adjusted noninterest expense	$411,166	$332,201	$263,472	$178,101	$71,196

Net interest income	$325,473	$223,717	$155,277	$97,229	$46,552
Noninterest income	271,880	220,219	145,637	96,743	36,619
Total revenue	597,353	443,936	300,914	193,972	83,171
Tax credit from investments in alternative energy partnerships	33,405	—	—	—	—
Deferred tax expense on investments in alternative energy partnerships	(5,846)	—	—	—	—
Tax effect on tax credit and deferred tax expense (1)	19,080	—	—	—	—
Loss on investments in alternative energy partnerships, net	(31,510)	—	—	—	—
Total pre-tax adjustments for investments in alternative energy partnerships	15,129	—	—	—	—
Total adjusted revenue	$612,482	$443,936	$300,914	$212,596	$83,171

Efficiency ratio	74.11%	74.83%	87.56%	91.82%	85.60%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	67.13%	74.83%	87.56%	91.82%	85.60%

(1)	Utilized a 40.91 percent tax rate

Tangible Common Equity to Tangible Assets and Tangible Common Equity per Common Share and per Common Share Issuable under Purchase Contracts

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Total stockholders' equity	$980,239	$652,405	$503,315	$324,708	$188,759
Less goodwill	(39,244)	(39,244)	(31,591)	(30,143)	(7,048)
Less other intangible assets	(13,617)	(19,158)	(25,252)	(12,152)	(5,474)
Less preferred stock	(269,071)	(190,750)	(79,877)	(79,877)	(31,934)
Tangible common equity	$658,307	$403,253	$366,595	$202,536	$144,303

Total assets	$11,029,853	$8,235,555	$5,971,297	$3,627,862	$1,682,704
Less goodwill	(39,244)	(39,244)	(31,591)	(30,143)	(7,048)
Less other intangible assets	(13,617)	(19,158)	(25,252)	(12,152)	(5,474)
Tangible assets	$10,976,992	$8,177,153	$5,914,454	$3,585,567	$1,670,182

Total stockholders' equity to total assets	8.89%	7.92%	8.43%	8.95%	11.22%
Tangible common equity to tangible assets	6.00%	4.93%	6.20%	5.65%	8.64%

Common stock outstanding	49,695,299	38,002,267	34,190,740	19,561,469	10,780,427
Class B non-voting non-convertible common stock outstanding	201,922	37,355	609,195	584,674	1,112,188
Total common stock outstanding	49,897,221	38,039,622	34,799,935	20,146,143	11,892,615
Minimum number of shares issuable under purchase contracts (1)	188,742	601,299	1,982,181	—	—
Total common stock outstanding and shares issuable under purchase contracts	50,085,963	38,640,921	36,782,116	20,146,143	11,892,615

Book value per common share	$14.25	$12.14	$12.17	$12.15	$13.19
Tangible common equity per common share	$13.19	$10.60	$10.53	$10.05	$12.13

Book value per common share and per common share issuable under purchase contracts	$14.20	$11.95	$11.51	$12.15	$13.19
Tangible common equity per common share and per common share issuable under purchase contracts	$13.14	$10.44	$9.97	$10.05	$12.13
(1) Purchase contracts relating to tangible equity units

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
Securities
Under ASC 320, Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in AOCI and do not affect earnings until realized unless a decline in fair value below amortized cost is considered to be OTTI.
The fair values of the Company’s securities are generally determined by reference to quoted prices from reliable independent third party sources and pricing services utilizing observable inputs. Certain of the Company’s fair values of securities may be determined by third party source and pricing services that may use models whose significant value drivers or assumptions may be unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party sources or pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.
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
If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in AOCI, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as AOCI in stockholders’ equity) and not recognized in income until the security is ultimately sold.
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
The allowance consists of four elements: (i) specific valuation allowances established for probable losses on impaired loans and leases, (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; (iii) qualitative allowances based on environmental and other factors that may be internal or external to the Company; and (iv) purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments (PCI loans).
Mortgage Loan Repurchase Obligations and Reserve for Loss on Repurchased Loans
In the ordinary course of business, as loans held-for-sale are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans sold in previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Bank has no commitment to repurchase loans that it has sold. The level of reserve for loss on repurchased loans is an estimate that requires considerable management judgment. The Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, and include first and second trust deed loans. At the point when loss reimbursements are made directly to the investor, the reserve for loss on repurchased loans is charged for the losses incurred.

Goodwill and Other Intangible Assets
Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are periodically evaluated for impairment. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.
In accordance with FASB Accounting Standard Update (ASU) 2011-08 Intangibles—Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period.
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
The Company realigned its management reporting structure at December 31, 2014 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting unit using a relative fair value approach. The carrying value of goodwill allocated to the reportable segments was $37.1 million and $2.1 million to Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2016.
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
Even though there was no goodwill impairment at December 31, 2016, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements.
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

Executive Overview
Banc of California, Inc., a financial holding company regulated by the Federal Reserve Board, is focused on empowering California’s diverse private businesses, entrepreneurs and communities. It is the parent company of Banc of California, National Association, a California based bank that is regulated by the Office of the Comptroller of the Currency. The Bank has one primary wholly owned subsidiary, CS Financial, Inc., a mortgage banking firm. Banc of California, Inc. was incorporated under Maryland law in March 2002, and was formerly known as "First PacTrust Bancorp, Inc.", and changed its name to “Banc of California, Inc.” in July 2013.
The Bank is headquartered in Irvine, California and at December 31, 2016, the Bank had 90 California banking locations including 39 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
The Company’s vision is to be California’s Bank. It has established four pillars for the pursuit of this vision: (i) responsible and disciplined growth, (ii) strong and stable asset quality, (iii) focus and optimization, and (iv) strong corporate governance to support our stockholders, clients, employees and communities.
The Company is focused on California and core products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities.
As part of delivering on our value proposition to clients, we offer a variety of financial products and services designed around our target client in order to serve all of their banking and financial needs. This includes both deposit products offered through the Company's multiple channels that include retail banking, business banking and private banking, as well as lending products including residential mortgage lending, commercial lending, commercial real estate lending, multifamily lending, and specialty lending including SBA lending, and construction lending.
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
The Bank’s lending activities are focused on providing financing to California’s private businesses and entrepreneurs that is often secured against California commercial and residential real estate. In 2016 the Bank closed over $9 billion in new loan production.
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

•
Completed the sale of the Company's Commercial Banking segment's Commercial Equipment Finance business unit to Hanmi. As part of the transaction, the Company sold $242.0 million of equipment leases to Hanmi. The Company recorded a gain on sale of business unit of $2.6 million.

•
Net income before income taxes was $149.4 million for the year ended December 31, 2016, an increase of $45.1 million, or 43.3 percent, from $104.3 million for the year ended December 31, 2015. Net income was $115.4 million for the year ended December 31, 2016, an increase of $53.3 million, or 85.9 percent, from $62.1 million for the year ended December 31, 2015. Return on average assets was 1.12 percent and 0.94 percent, respectively, and return on average tangible common equity was 16.97 percent and 14.22 percent, respectively, for the years ended December 31, 2016 and 2015.

•
Net interest income was $325.5 million for the year ended December 31, 2016, an increase of $101.8 million, or 45.5 percent, from $223.7 million for the year ended December 31, 2015. The increase was mainly due to higher interest income from increased interest-earning assets, partially offset by higher interest expense from increased interest-bearing liabilities and a lower yield on loans and leases. Net interest margin was 3.30 percent and 3.52 percent for the years ended December 31, 2016 and 2015, respectively.

•
Noninterest income was $271.9 million for the year ended December 31, 2016, an increase of $51.7 million, or 23.5 percent, from $220.2 million for the year ended December 31, 2015. The increase was mainly due to increases in net revenue on mortgage banking activities, net gain on sale of securities available-for-sale and other income, and the gain on sale of subsidiary and business unit in 2016, partially offset by the gain on sale of building in 2015.

•
Noninterest expense was $442.7 million for the year ended December 31, 2016, an increase of $110.5 million, or 33.3 percent, from $332.2 million for the year ended December 31, 2015. The increase was mainly due to the continued expansion of the Company's business footprint and loss on investments in alternative energy partnership in 2016.

•
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy projects was 67.13 percent for the year ended December 31, 2016, compared to 74.83 percent for the year ended December 31, 2015. The improvement was mainly due to increases in net interest income and noninterest income that exceeded an increase in noninterest expense.

•
Total non-performing assets were $17.4 million at December 31, 2016, a decrease of $28.8 million, or 62.3 percent, from $46.2 million at December 31, 2015. The decrease was mainly due to sales of non-accrual loans and leases and seasoned SFR mortgage loan pools during the year ended December 31, 2016.

•
Total assets were $11.03 billion at December 31, 2016, an increase of $2.79 billion, or 33.9 percent, from $8.24 billion at December 31, 2015. Average total assets were $10.34 billion for the year ended December 31, 2016, an increase of $3.72 billion, or 56.2 percent, from $6.62 billion for the year ended December 31, 2015. The increase was mainly due to increases in investment securities and loans and leases from the excess cash generated from the increased deposits.

•
Loans and leases receivable, net of allowance for loan and lease losses, were $5.99 billion at December 31, 2016, an increase of $845.4 million, or 16.4 percent, from $5.15 billion at December 31, 2015. Loans held-for-sale were $704.7 million at December 31, 2016, an increase of $35.8 million, or 5.4 percent, from $668.8 million at December 31, 2015. Average total loans and leases was $6.78 billion for the year ended December 31, 2016, an increase of $1.48 billion, or 27.9 percent, from $5.30 billion for the year ended December 31, 2015. The increase was due mainly to increased originations during the year ended December 31, 2016.

•
Total deposits were $9.14 billion at December 31, 2016, an increase of $2.84 billion, or 45.0 percent, from $6.30 billion at December 31, 2015. Average total deposits were $7.74 billion for the year ended December 31, 2016, an increase of $2.57 billion, or 49.7 percent, from $5.17 billion for the year ended December 31, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as increased average balance per account as the Company continues to build stronger relationship with its clients. The Company also utilized brokered deposits to provide sufficient liquidity for the Company. Brokered deposits were $2.25 billion at December 31, 2016, an increase of $1.26 billion, or 126.4 percent, from $992.9 million at December 31, 2015.

Results of Operations
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Interest and dividend income	$384,972	$266,338	$188,139
Interest expense	59,499	42,621	32,862
Net interest income	325,473	223,717	155,277
Provision for loan and lease losses	5,271	7,469	10,976
Noninterest income	271,880	220,219	145,637
Noninterest expense	442,676	332,201	263,472
Income before income taxes	149,406	104,266	26,466
Income tax expense (benefit)	33,990	42,194	(3,739)
Net income	115,416	62,072	30,205
Preferred stock dividends	19,914	9,823	3,640
Net income available to common stockholders	$95,502	$52,249	$26,565
Basic earnings per common share	$1.97	$1.36	$0.91
Diluted earnings per common share	$1.94	$1.34	$0.90
Basic earnings per class B common share	$1.97	$1.36	$0.91
Diluted earnings per class B common share	$1.97	$1.36	$0.91
For the year ended December 31, 2016, net income was $115.4 million, an increase of $53.3 million from $62.1 million for the year ended December 31, 2015 and an increase of $85.2 million from $30.2 million for the year ended December 31, 2014. Preferred stock dividends were $19.9 million, $9.8 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and net income available to common stockholders was $95.5 million, $52.2 million and $26.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the years indicated:

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,780,826	$296,996	4.38%	$5,300,237	$241,556	4.56%	$3,805,239	$180,761	4.75%
Securities	2,711,112	79,527	2.93%	776,256	20,263	2.61%	225,182	5,158	2.29%
Other interest-earning assets (2)	380,832	8,449	2.22%	276,823	4,519	1.63%	146,097	2,220	1.52%
Total interest-earning assets	9,872,770	384,972	3.90%	6,353,316	266,338	4.19%	4,176,518	188,139	4.50%
Allowance for loan and lease losses	(37,664)			(32,467)			(22,354)
BOLI and non-interest earning assets (3)	500,599			298,168			194,462
Total assets	$10,335,705			$6,619,017			$4,348,626
Interest-bearing liabilities:
Savings	$882,774	6,795	0.77%	$862,160	6,467	0.75%	$967,803	9,121	0.94%
Interest-bearing checking	2,066,623	13,723	0.66%	1,204,560	8,973	0.74%	735,156	7,629	1.04%
Money market	2,094,839	10,776	0.51%	1,219,416	4,590	0.38%	692,464	2,788	0.40%
Certificates of deposit	1,465,679	8,926	0.61%	1,006,493	5,753	0.57%	662,183	4,873	0.74%
FHLB advances	1,153,208	5,717	0.50%	553,162	2,120	0.38%	267,816	527	0.20%
Securities sold under repurchase agreements	92,937	818	0.88%	2,443	18	0.74%	695	1	0.14%
Long term debt and other interest-bearing liabilities	218,737	12,744	5.83%	222,577	14,700	6.60%	95,584	7,923	8.29%
Total interest-bearing liabilities	7,974,797	59,499	0.75%	5,070,811	42,621	0.84%	3,421,701	32,862	0.96%
Noninterest-bearing deposits	1,225,656			875,227			468,077
Noninterest-bearing liabilities	228,421			60,586			45,394
Total liabilities	9,428,874			6,006,624			3,935,172
Total stockholders’ equity	906,831			612,393			413,454
Total liabilities and stockholders’ equity	$10,335,705			$6,619,017			$4,348,626
Net interest income/spread		$325,473	3.15%		$223,717	3.35%		$155,277	3.54%
Net interest margin (4)			3.30%			3.52%			3.72%

(1)
Total loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan (costs) fees of $1 thousand, $(512) thousand and $71 thousand and accretion of discount on purchased loans of $36.8 million, $30.9 million and $34.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, are included in the interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of BOLI of $101.2 million, $51.6 million and $19.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2016 vs. 2015			Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Total loans and leases	$65,294	$(9,854)	$55,440	$68,404	$(7,609)	$60,795
Securities	56,486	2,778	59,264	14,290	815	15,105
Other interest-earning assets	2,002	1,928	3,930	2,123	176	2,299
Total interest-earning assets	123,782	(5,148)	118,634	84,817	(6,618)	78,199
Interest-bearing liabilities:
Savings	155	173	328	(925)	(1,729)	(2,654)
Interest-bearing checking	5,801	(1,051)	4,750	3,918	(2,574)	1,344
Money market	4,190	1,996	6,186	1,994	(192)	1,802
Certificates of deposit	2,750	423	3,173	2,138	(1,258)	880
FHLB advances	2,786	811	3,597	843	750	1,593
Securities sold under repurchase agreements	796	4	800	6	11	17
Long term debt and other interest-bearing liabilities	(252)	(1,704)	(1,956)	8,705	(1,928)	6,777
Total interest-bearing liabilities	16,226	652	16,878	16,679	(6,920)	9,759
Net interest income	$107,556	$(5,800)	$101,756	$68,138	$302	$68,440
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net interest income was $325.5 million for the year ended December 31, 2016, an increase of $101.8 million, or 45.5 percent, from $223.7 million for the year ended December 31, 2015. The increase in net interest income was due to higher interest income from increased interest-earning assets, partially offset by higher interest expense on increased interest-bearing liabilities and a lower earning yield on loans and leases.
Interest income on total loans and leases was $297.0 million for the year ended December 31, 2016, an increase of $55.4 million, or 23.0 percent, from $241.6 million for the year ended December 31, 2015. The increase in interest income on total loans and leases was due to a $1.48 billion increase in average total loans and leases, partially offset by an 18 bps decrease in average yield. The increase in average balance was mainly due to increased originations of loans and leases during the year ended December 31, 2016. The decrease in average yield was mainly due to the lower yields on new loans and leases during the year ended December 31, 2016 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. Such discount accretion totaled $36.8 million and $30.9 million for the years ended December 31, 2016 and 2015, respectively.
Interest income on securities was $79.5 million for the year ended December 31, 2016, an increase of $59.3 million, or 292.5 percent, from $20.3 million for the year ended December 31, 2015. The increase in interest income on securities was due to a $1.93 billion increase in average balance and a 32 bps increase in average yield. The increases were mainly due to purchases of $5.77 billion of investment securities available-for-sale to reduce excess liquidity from the common stock offering and deposit increase, partially offset by principal payments, pay-downs, calls and sales of $4.21 billion during the year ended December 31, 2016. The increase in average yield was mainly due to higher yields on newly purchased investment securities and to an increase in yields on certain floating rate investment securities during the fourth quarter of 2016 as overall market rates increased.
Dividends and interest income on other interest-earning assets was $8.4 million for the year ended December 31, 2016, an increase of $3.9 million, or 87.0 percent, from $4.5 million for the year ended December 31, 2015. The increase in dividends and interest income on other interest-earning assets was due to a $104.0 million increase in average balance and a 59 bps increase in average yield. The increase in average balance was mainly due to the excess cash from the common stock offerings and deposit increase. The increase in average yield was mainly due to a $3.0 million increase in dividend income on FHLB and other bank stocks.

Interest expense on interest-bearing deposits was $40.2 million for the year ended December 31, 2016, an increase of $14.4 million, or 56.0 percent, from $25.8 million for the year ended December 31, 2015. The increase in interest expense on interest-bearing deposits was the result of a $2.22 billion increase in average balance and a 2 bps increase in average cost. The increase in average balance was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as an increase in the average balance per account as the Company continues to build stronger relationship with its clients. The Company also utilized brokered deposits to provide sufficient liquidity for the Company. The increase in average cost was mainly due to the overall higher interest rates on new deposit accounts and higher utilization of brokered deposits.
Interest expense on FHLB advances was $5.7 million for the year ended December 31, 2016, an increase of $3.6 million, or 169.7 percent, from $2.1 million for the year ended December 31, 2015. The increase in interest expense on FHLB advances was due mainly to a $600.0 million increase in average balance and a 12 bps increase in average cost. The increase in average balance was due to an increase in operating liquidity to support the Company's growth throughout the year. The increase in average cost resulted from the rising interest rate environment.
Interest expense on long term debt and other interest-bearing liabilities was $12.7 million for the year ended December 31, 2016, a decrease of $2.0 million, or 13.3 percent, from $14.7 million for the year ended December 31, 2015. The decrease was mainly due to the redemption of Senior Notes during 2016.
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
Interest income on securities was $20.3 million for the year ended December 31, 2015, an increase of $15.1 million, or 292.8 percent, from $5.2 million for the year ended December 31, 2014. The increase in interest income on securities was due to a $551.1 million increase in average balance and a 32 bps increase in average yield. The increases were mainly due to purchases of $2.55 billion of investment securities available-for-sale and held-to-maturity to reduce excess liquidity from the preferred stock and Senior Notes offerings, partially offset by principal payments, pay-downs, calls and sales of $1.10 billion during the year ended December 31, 2015. The increase in average yield was due to higher yields on newly purchased investment securities.
Dividends and interest income on other interest-earning assets was $4.5 million for the year ended December 31, 2015, an increase of $2.3 million, or 103.6 percent, from $2.2 million for the year ended December 31, 2014. The increase in dividends and interest income on other interest-earning assets was due to a $130.7 million increase in average balance and an 11 bps increase in average yield. The increase in average balance was mainly due to the excess cash from the preferred stock and Senior Notes offerings and higher utilization of FHLB advances. The increase in average yield was mainly due to a $2.0 million increase in dividend income on FHLB and other bank stocks, which included a special dividend from FHLB of $1.1 million.
Interest expense on interest-bearing deposits was $25.8 million for the year ended December 31, 2015, an increase of $1.4 million, or 5.6 percent, from $24.4 million for the year ended December 31, 2014. The increase in interest expense on interest-bearing deposits was due to a $1.24 billion increase in average balance, partially offset by a 20 bps decrease in average cost. The increase in average balance was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as an increase in the average balance per account as the Company continues to build stronger relationship with its clients. The decrease in average cost was due mainly to the Company's strategy to increase core deposit accounts which bear lower interest rates than certificates of deposit and other wholesale deposits.
Interest expense on FHLB advances was $2.1 million for the year ended December 31, 2015, an increase of $1.6 million, or 302.3 percent, from $527 thousand for the year ended December 31, 2014. The increase in interest expense on FHLB advances was due mainly to a $285.3 million increase in average balance and an 18 bps increase in average cost. The increase in average balance was due to an increase in operating liquidity to support the Company's growth throughout the year. The increase in average cost resulted from extending out matured short-term advances utilizing long-term advances, with a higher rate due to the longer term to maturity to economically hedge future interest rate risk.

Interest expense on securities sold under repurchase agreements was $18 thousand for the year ended December 31, 2015, an increase of $17 thousand, or 1,700.0 percent, from $1 thousand for the year ended December 31, 2014. The Company utilized an increased amount of the repurchase agreements in order to diversify its funding sources.
Interest expense on long term debt and other interest-bearing liabilities was $14.7 million for the year ended December 31, 2015, an increase of $6.8 million, or 85.5 percent, from $7.9 million for the year ended December 31, 2014. The increase was due mainly to the additional interest expense incurred on the Senior Notes issued in the second quarter of 2015.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect inherent credit losses in the loan and lease portfolio. The Company recorded $5.3 million, $7.5 million and $11.0 million, respectively, for the years ended December 31, 2016, 2015 and 2014 to its provision for loan and lease losses.
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
Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Customer service fees	$5,147	$4,057	$1,490
Loan servicing income	5,385	2,974	4,199
Income from bank owned life insurance	2,341	1,076	224
Net gain on sale of securities available-for-sale	29,405	3,258	1,183
Net gain on sale of loans	35,895	37,211	19,828
Net revenue on mortgage banking activities	167,024	144,685	95,430
Advisory service fees	1,507	9,868	12,904
Loan brokerage income	4,519	3,140	8,674
Gain on sale of building	—	9,919	—
Gain on sale of branches	—	163	456
Gain on sale of subsidiary	3,694	—	—
Gain on sale of business unit	2,629	—	—
Other income	14,334	3,868	1,249
Total noninterest income	$271,880	$220,219	$145,637
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Noninterest income was $271.9 million for the year ended December 31, 2016, an increase of $51.7 million, or 23.5 percent, from $220.2 million for the year ended December 31, 2015. The increase was mainly due to increases in net revenue on mortgage banking activities, net gain on sale of securities available-for-sale and other income, and the gain on sale of subsidiary and business unit in 2016, partially offset by the gain on sale of building in 2015.
Customer service fees were $5.1 million for the year ended December 31, 2016, an increase of $1.1 million, or 26.9 percent, from $4.1 million for the year ended December 31, 2015. The increase was due mainly to the higher average number of customer deposit accounts as a result of the increase in deposits.
Loan servicing income was $5.4 million for the year ended December 31, 2016, an increase of $2.4 million, or 81.1 percent, from $3.0 million for the year ended December 31, 2015. The increase was mainly due to an increase in servicing fees from the increased volume of loans sold with servicing retained, partially offset by an increase in losses on the fair value of mortgage servicing rights. Losses on the fair value and runoff of servicing assets of $17.7 million and $8.8 million for the years ended December 31, 2016 and 2015, respectively, were due to generally lower interest rates. Servicing fees were $23.1 million and $11.7 million for the years ended December 31, 2016 and 2015, respectively, and unpaid principal balances of loans sold with servicing retained were $7.58 billion and $4.77 billion at December 31, 2016 and 2015, respectively.

Net gain on the sale of securities available-for-sale was $29.4 million for the year ended December 31, 2016, an increase of $26.1 million, or 802.5 percent, from $3.3 million for the year ended December 31, 2015. During the year ended December 31, 2016, the Company restructured its investment securities portfolio in order to reduce extension risk and residential real estate concentration, and to increase yield. The Company sold investment securities of $4.07 billion and $986.5 million during the years ended December 31, 2016 and 2015, respectively.
Net gain on the sale of loans was $35.9 million for the year ended December 31, 2016, a decrease of $1.3 million, or 3.5 percent, from $37.2 million for the year ended December 31, 2015. During the year ended December 31, 2016, the Company sold SFR mortgage loans of $585.9 million with a gain of $5.8 million, seasoned SFR mortgage loan pools of $707.4 million with a gain of $24.7 million, SBA loans of $42.1 million with a gain of $3.4 million, and other commercial loans of $115.4 million with a gain of $1.9 million. During the year ended December 31, 2015, the Company sold SFR mortgage loans of $829.0 million with a gain of $11.7 million, seasoned SFR mortgage loan pools of $198.6 million with a gain of $17.9 million, multi-family loans of $242.6 million with a gain of $4.6 million, SBA loans of $26.9 million with a gain of $2.3 million, and certain loans as part of the AUB branch sale transaction of $40.2 million with a gain of $644 thousand.
Net revenue on mortgage banking activities was $167.0 million for the year ended December 31, 2016, an increase of $22.3 million, or 15.4 percent, from $144.7 million for the year ended December 31, 2015. During the year ended December 31, 2016, the Bank originated $5.14 billion and sold $5.13 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $148.2 million and 2.89 percent, respectively, and loan origination fees were $18.9 million for the year ended December 31, 2016. Included in the net gain was the initial capitalized value of our MSRs, which totaled $48.1 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2016. During the year ended December 31, 2015, the Bank originated $4.39 billion and sold $4.30 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $128.7 million and 2.93 percent, respectively, and loan origination fees were $15.9 million for the year ended December 31, 2015. Included in the net gain was the initial capitalized value of our MSRs, which totaled $44.3 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2015.
Advisory service fees were $1.5 million for the year ended December 31, 2016, a decrease of $8.4 million, or 84.7 percent, from $9.9 million for the year ended December 31, 2015. The decrease was due to the sale of The Palisades Group on May 5, 2016. The Company does not expect to have advisory service fee income in future periods.
Loan brokerage income was $4.5 million for the year ended December 31, 2016, an increase of $1.4 million, or 43.9 percent, from $3.1 million for the year ended December 31, 2015. The increase was mainly due to an increase in the volume of brokered loans.
Gain on sale of building of $9.9 million was recognized for the year ended December 31, 2015. The Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California. The property had a book value of $42.3 million at the sale date.
Gain on sale of subsidiary of $3.7 million was recognized for the year ended December 31, 2016. The Company sold all of its membership interests in The Palisades Group, the Company's Financial Advisory Segment.
Gain on sale of business unit of $2.6 million was recognized for the year ended December 31, 2016. The Company sold the Company's Commercial Banking segment's Commercial Equipment Finance business unit to Hanmi. As part of the transaction, the Company sold $242.0 million of equipment leases to Hanmi.
Other income was $14.3 million for the year ended December 31, 2016, an increase of $10.5 million, or 270.6 percent, from $3.9 million for the year ended December 31, 2015. The increase was mainly due to the gain recognized on the payment of the note issued to the Company by The Palisades Group as a part of the sale transaction, legal settlements and rental income from a newly purchased building during the year ended December 31, 2016, and a $918 thousand loss recognized from the fair value change on an interest rate swap during the year ended December 31, 2015.
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
Loan servicing income was $3.0 million for the year ended December 31, 2015, a decrease of $1.2 million, or 29.2 percent, from $4.2 million for the year ended December 31, 2014. The decrease was mainly due to an increase in losses on the fair value of mortgage servicing rights, partially offset by an increase in servicing fees from the increased volume of loans sold with servicing retained. Losses on the fair value and runoff of servicing assets of $8.8 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively, were due to generally lower interest rates. Servicing fees were $11.7 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively, and unpaid principal balances of loans sold with servicing retained were $4.77 billion and $1.92 billion at December 31, 2015 and 2014, respectively.
Net gain on sales of securities available-for-sale was $3.3 million for the year ended December 31, 2015, an increase of $2.1 million, or 175.4 percent, from $1.2 million for the year ended December 31, 2014. During the year ended December 31, 2015, the Company restructured its investment securities portfolio in order to reduce extension risk and residential real estate concentration, and to increase yield. The Company sold investment securities of $986.5 million and $110.6 million during the years ended December 31, 2015 and 2014, respectively.
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
Gain on sale of branches of $163 thousand and $456 thousand was recognized for the years ended December 31, 2015 and 2014, respectively. The Company sold two branches to AUB during the year ended December 31, 2015. During the year ended December 31, 2014, the Company recognized income related to branch sales transaction with American West Bank in 2013.
Other income was $3.9 million for the year ended December 31, 2015, an increase of $2.6 million, or 209.7 percent, from $1.2 million for the year ended December 31, 2014. The increase was mainly due to income of $1.6 million from sales of investment products, and $366 thousand of rental income from the newly purchased building.

Noninterest Expense
The following table presents the breakdown of non-interest expense for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Salaries and employee benefits, excluding commissions	$197,046	$162,305	$127,223
Commissions for mortgage banking activities	60,872	50,809	35,656
Salaries and employee benefits	257,918	213,114	162,879
Occupancy and equipment	49,018	41,405	33,443
Professional fees	31,293	20,193	19,247
Outside service fees	13,052	8,831	6,372
Data processing	10,833	8,184	5,231
Advertising	10,740	6,156	5,016
Regulatory assessments	8,186	5,644	4,182
Loss on investments in alternative energy partnerships, net	31,510	—	—
Provision (reversal) for loan repurchases	(3,352)	2,326	2,808
Amortization of intangible assets	4,851	5,836	4,079
Impairment on intangible assets	690	258	48
All other expense	27,937	20,254	20,167
Total noninterest expense	$442,676	$332,201	$263,472
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Noninterest expense was $442.7 million for the year ended December 31, 2016, an increase of $110.5 million, or 33.3 percent, from $332.2 million for the year ended December 31, 2015. The increase was mainly due to the continued expansion of our business footprint.
Total salaries and employee benefits including commissions was $257.9 million for the year ended December 31, 2016, an increase of $44.8 million, or 21.0 percent, from $213.1 million for the year ended December 31, 2015. The increase was mainly due to additional compensation expense from an increase in the number of full-time employees resulting from the expansion of commercial banking operations, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $60.9 million and $50.8 million for the years ended December 31, 2016 and 2015, respectively. Total originations of conforming SFR mortgage loans for the years ended December 31, 2016 and 2015 totaled $5.14 billion and $4.39 billion, respectively.
Occupancy and equipment expenses were $49.0 million for the year ended December 31, 2016, an increase of $7.6 million, or 18.4 percent, from $41.4 million for the year ended December 31, 2015. The increase was mainly due to increased building and maintenance costs associated with additional facilities resulting from the new building purchased in 2015.
Professional fees were $31.3 million for the year ended December 31, 2016, an increase of $11.1 million, or 55.0 percent, from $20.2 million for the year ended December 31, 2015. The increase was mainly due to increased external and internal audit fees and additional legal fees associated with the Special Committee investigation during the three months ended December 31, 2016. In addition, the Company expects that professional fees will continue to be elevated for a period of time due to the Special Committee investigation and related governmental investigation being conducted by the SEC. For additional information, see Note 27 of the Notes to Consolidated Financial Statements contained in Item 8.
Outside service fees were $13.1 million for the year ended December 31, 2016, an increase of $4.2 million, or 47.8 percent, from $8.8 million for the year ended December 31, 2015. The increase was mainly due to higher subservicing expenses resulting from increased balances in the SFR mortgage loans sold with servicing retained as well as higher recruiting expenses.
Data processing expenses were $10.8 million for the year ended December 31, 2016, an increase of $2.6 million, or 32.4 percent, from $8.2 million for the year ended December 31, 2015. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $10.7 million for the year ended December 31, 2016, an increase of $4.6 million, or 74.5 percent, from $6.2 million for the year ended December 31, 2015. The increase was mainly due to the Company's higher overall marketing costs associated with the continued expansion of its business footprint.
Regulatory assessment was $8.2 million for the year ended December 31, 2016, an increase of $2.5 million, or 45.0 percent, from $5.6 million for the year ended December 31, 2015. The increase was due to year-over-year balance sheet growth.

Loss on investments in alternative energy partnership of $31.5 million was recognized during the year ended December 31, 2016, with no similar transaction during the year ended December 31, 2015. The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. The Company recognized federal tax credits of $33.4 million as well as income tax benefits relating to the recognition of its loss on investments in alternative energy partnerships during the year ended December 31, 2016.
Provision (reversal) for loan repurchases was $(3.4) million and $2.3 million for the years ended December 31, 2016 and 2015, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $3.9 million and $2.0 million against net revenue on mortgage banking activities during the years ended December 31, 2016 and 2015, respectively. Total provision for loan repurchases provided to reserve for loss on repurchased loans totaled $590 thousand and $4.4 million for the years ended December 31, 2016 and 2015, respectively. The increase in the initial provision was mainly due to increased volume of mortgage loan originations and sales and the decrease in provision for loan repurchases in noninterest expense was mainly due to a global settlement agreement the Company entered into with a large counterparty for loans previously sold.
Amortization of intangible assets was $4.9 million for the year ended December 31, 2016, a decrease of $1.0 million, or 16.9 percent, from $5.8 million for the year ended December 31, 2015. The decrease was mainly due to an impairment on trade name intangible without additional new intangible assets during the year ended December 31, 2016.
Impairment of intangible assets of $690 thousand and $258 thousand was recognized for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote related off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which is the Bank's wholly owned subsidiary. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB.
Other expenses were $27.9 million for the year ended December 31, 2016, an increase of $7.7 million, or 37.9 percent, from $20.3 million for the year ended December 31, 2015. The increase was mainly due to a cost of $2.7 million for the redemption of the Senior Notes I and costs associated with the growth in mortgage banking activities.
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
Occupancy and equipment expenses were $41.4 million for the year ended December 31, 2015, an increase of $8.0 million, or 23.8 percent, from $33.4 million for the year ended December 31, 2014. The increase was mainly due to increased building and maintenance costs associated with additional facilities resulting from the purchase of a new building, the BPNA Branch Acquisition and new mortgage banking loan production offices.
Professional fees were $20.2 million for the year ended December 31, 2015, an increase of $946 thousand, or 4.9 percent, from $19.2 million for the year ended December 31, 2014. The increase was mainly due to legal and consulting costs associated with the building sale and purchase.
Outside service fees were $8.8 million for the year ended December 31, 2015, an increase of $2.5 million, or 38.6 percent, from $6.4 million for the year ended December 31, 2014. The increase was mainly due to costs associated with the growth in mortgage banking activities and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.
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
Other expenses were $20.3 million for the year ended December 31, 2015, an increase of $87 thousand, or 0.4 percent, from $20.2 million for the year ended December 31, 2014.
Income Tax Expense
For the years ended December 31, 2016, 2015 and 2014, income tax (benefit) expense was $34.0 million, $42.2 million and $(3.7) million, respectively, and the effective tax rate was 22.8 percent, 40.5 percent and (14.1) percent, respectively.
The Company’s effective tax rate for the year ended December 31, 2016 was lower than the effective rate for the year ended December 31, 2015 due to the recognition of tax credits on investments in alternative energy partnership of $33.4 million, partially offset by deferred tax expense of $5.8 million for the year ended December 31, 2016. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnership. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned. The Company’s effective tax rate increased for the year ended December 31, 2015 compared to the effective tax rate for the year ended December 31, 2014 due to the release of the valuation allowance for the year ended December 31, 2014. For additional information, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

Operating Segment Results
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. As of December 31, 2016, the Company identified three operating segments for purposes of management reporting: (i) Commercial Banking; (ii) Mortgage Banking; and (iii) Corporate/Other. For additional information, see Note 23 of the Notes to Consolidated Financial Statements contained in Item 8.
Commercial Banking Segment
Income before income taxes from the Commercial Banking segment was $141.1 million, $100.3 million, and $26.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases for the years ended December 31, 2016 and 2015 were due to increases in net interest income and noninterest income, and a decrease in provision for loan and lease losses, partially offset by an increase in noninterest expense.
Net interest income was $323.1 million, $225.9 million, and $154.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases were mainly due to an increase in average balance of total interest-earning assets, partially offset by an increase in the average balance of interest-bearing liabilities and a decrease in yield.
Provision for loan and lease losses was $5.3 million, $7.5 million, and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decreases were mainly due to improved asset quality, partially offset by loan growth.
Noninterest income was $91.6 million, $65.8 million, and $34.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase for the year ended December 31, 2016 was mainly due to increases in net gain on sale of securities, customer services fees, income from bank owned life insurance, and gains on sales of subsidiary and business unit, partially offset by a decrease in advisory service fees and gain on sale of building in 2015. The increase for the year ended December 31, 2015 was mainly due to increases in net gain on sale of loans and securities, customer services fees, income from bank owned life insurance, and gain on sale of building, partially offset by a decrease in loan servicing income.
Noninterest expense was $268.3 million, $183.9 million, and $150.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases were mainly due to acquisitions and expansion of the business footprint.
Mortgage Banking Segment
Income before income taxes from the Mortgage Banking segment was $17.2 million, $13.1 million, and $10.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases for the years ended December 31, 2016 and 2015 were mainly due to increases in originations and sales during the periods.
Net interest income was $15.1 million, $12.5 million, and $8.5 million, and noninterest income was $172.2 million, $144.5 million, and $98.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans during the years ended December 31, 2016 and 2015.
Noninterest expense was $170.1 million, $143.9 million, and $96.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy costs related to an increase in number of loan production offices.
Financial Advisory Segment
The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory segment activities at that time. Income (loss) before income taxes on the Financial Advisory segment was $(562) thousand, $5.5 million, and $8.6 million and for the years ended December 31, 2016, 2015 and 2014, respectively.
Corporate/Other Segment
Loss before income taxes on the Corporate/Other segment was $8.4 million, $14.7 million, and $19.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes. During the year ended December 31, 2016, the Corporate/Other segment recognized noninterest income a gain on sale of subsidiary and a gain on payment of the note issued to the Company by The Palisades Group as a part of the sale of The Palisades Group and recognized in noninterest expense a cost for the redemption of the Senior Notes I.

Financial Condition
Investment Securities
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB advances, FRB Discount Window capacity, repurchase agreements and for certain public funds deposits.
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Held-to-maturity
Corporate bonds	$240,090	$13,032	$(91)	$253,031
Collateralized loan obligations	338,226	1,461	(61)	339,626
Commercial mortgage-backed securities	305,918	2,949	(1,781)	307,086
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Available-for-sale
SBA loan pool securities	$1,221	$—	$—	$1,221
Private label residential mortgage-backed securities	121,397	18	(4,238)	117,177
Corporate bonds	48,574	482	(108)	48,948
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Agency mortgage-backed securities	830,682	9	(23,418)	807,273
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
December 31, 2015
Held-to-maturity
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligations	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Available-for-sale
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligations	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596
December 31, 2014
Available-for-sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available-for-sale	$344,878	$1,435	$(618)	$345,695
Securities held-to-maturity were $884.2 million, a decrease of $78.0 million, or 8.1 percent, from $962.2 million at December 31, 2015. The decrease was mainly due to calls and pay-offs of $78.1 million during the year ended December 31, 2016.
Securities available-for-sale were $2.38 billion at December 31, 2016, an increase of $1.55 billion, or 185.7 percent, from $833.6 million at December 31, 2015. The increase was mainly due to purchases of $5.77 billion, partially offset by sales of $4.07 billion, principal payments of $95.6 million, and calls and pay-offs of $51.6 million during the year ended December 31, 2016. Securities available-for-sale had net unrealized losses of $15.5 million and $5.2 million at December 31, 2016 and 2015, respectively.

The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings during the year ended December 31, 2016. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through the sale of securities available-for-sale during the year ended December 31, 2016.
CLOs totaled $1.73 billion and $528.0 million, respectively, in amortized cost basis at December 31, 2016 or 2015. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches.
The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At December 31, 2016, the Company owned AAA rated and AA rated CLOs and did not own CLOs rated below AA. As all CLOs as of December 31, 2016 had above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains a pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the years ended December 31, 2016 or 2015. The Company monitors its securities portfolio to ensure it has adequate credit support. As of December 31, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of December 31, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of December 31, 2016:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	($ in thousands)
Held-to-maturity
Corporate bonds	$—	—%	$15,000	5.00%	$225,090	5.06%	$—	—%	$240,090	5.05%
Collateralized loan obligations	338,226	2.92%	—	—%	—	—%	—	—%	338,226	2.92%
Commercial mortgage-backed securities	—	—%	—	—%	223,815	3.96%	82,103	3.81%	305,918	3.92%
Total securities held-to-maturity	$338,226	2.92%	$15,000	5.00%	$448,905	4.51%	$82,103	3.81%	$884,234	3.85%
Available-for-sale
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,221	2.77%	$1,221	2.77%
Private label residential mortgage-backed securities	51,392	3.66%	583	3.97%	—	—%	69,422	3.44%	121,397	3.54%
Corporate bonds	—	—%	31,500	5.96%	17,074	5.63%	—	—%	48,574	5.85%
Collateralized loan obligations	1,395,094	2.92%	—	—%	—	—%	—	—%	1,395,094	2.92%
Agency mortgage-backed securities	544	1.14%	8,075	1.03%	—	—%	822,063	2.76%	830,682	2.74%
Total securities available-for-sale	$1,447,030	2.95%	$40,158	4.94%	$17,074	5.63%	$892,706	2.81%	$2,396,968	2.95%

Loans Held-for-Sale
Loans held-for-sale totaled $704.7 million at December 31, 2016, an increase of $35.8 million, or 5.4 percent, from $668.8 million at December 31, 2015. The loans held-for-sale consisted of $417.0 million and $379.2 million carried at fair value, and $287.7 million and $289.7 million carried at lower of cost or fair value at December 31, 2016 and 2015, respectively.
The loans carried at fair value represent conforming SFR mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans totaled $417.0 million at December 31, 2016, an increase of $37.8 million, or 10.0 percent, from $379.2 million at December 31, 2015. The increase was due mainly to originations of $5.25 billion, partially offset by sales of $5.24 billion.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans totaled $287.7 million at December 31, 2016, a decrease of $2.0 million, or 0.7 percent, from $289.7 million at December 31, 2015. The decrease was mainly due to sales of $615.7 million and other net amortizations and loans transferred back to loans and leases held-for-investment of $77.5 million, and partially offset by originations of $499.5 million and loans transferred from loans and leases held-for-investment of $191.7 million.

Loans and Leases Receivable
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Commercial:
Commercial and industrial	$1,522,960	25.2%	$876,999	16.9%	$490,900	12.4%	$287,771	11.8%	$80,387	6.4%
Commercial real estate	729,959	12.1%	727,707	14.0%	999,857	25.3%	529,883	21.7%	338,900	27.1%
Multi-family	1,365,262	22.6%	904,300	17.5%	955,683	24.2%	141,580	5.8%	115,082	9.2%
SBA	73,840	1.2%	57,706	1.1%	36,155	0.9%	27,428	1.1%	36,076	2.9%
Construction	125,100	2.1%	55,289	1.1%	42,198	1.1%	24,933	1.0%	6,623	0.5%
Lease financing	379	0.1%	192,424	3.7%	85,749	2.2%	31,949	1.3%	11,203	0.9%
Consumer:
Single family residential mortgage	2,106,630	34.9%	2,255,584	43.5%	1,171,662	29.7%	1,286,541	52.6%	638,667	51.3%
Other consumer	110,622	1.8%	114,385	2.2%	166,918	4.2%	116,026	4.7%	21,533	1.7%
Total loans and leases	6,034,752	100.0%	5,184,394	100.0%	3,949,122	100.0%	2,446,111	100.0%	1,248,471	100.0%
Allowance for loan and lease losses	(40,444)		(35,533)		(29,480)		(18,805)		(14,448)
Total loans and leases receivable, net	$5,994,308		$5,148,861		$3,919,642		$2,427,306		$1,234,023
Total loans and leases were $6.03 billion at December 31, 2016, an increase of $850.4 million, or 16.4 percent, from $5.18 billion at December 31, 2015. The increase was mainly due to increases in commercial and industrial loans, multi-family loans, construction loans, SBA loans, and commercial real estate loans, partially offset by decreases in lease financing, SFR mortgage loans, and other consumer loans. The increases in commercial and industrial loans, multi-family loans and construction loans were mainly due to increased originations. The decrease in lease financing was mainly due to the sale of the Commercial Equipment Finance business unit during the year ended December 31, 2016 (see Note 2 of the Notes to Consolidated Financial Statements in item 8). The decrease in SFR mortgage loans was mainly due to sales of seasoned SFR mortgage loans pools of $707.4 million and loans transferred to loans held-for-sale of $94.6 million, partially offset by increased originations. See "Loan and Lease Originations, Purchases and Repayments" for the origination detail per loan and lease segment.

The following table presents the repricing and yield information with the weighted average contractual yield of the loan and lease portfolio as of December 31, 2016:

	One Year or Less		More Than One Year Through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	($ in thousands)
Commercial:
Commercial and industrial	$1,115,186	4.33%	$266,546	4.41%	$130,514	4.60%	$10,714	4.55%	$1,522,960	4.37%
Commercial real estate	187,390	4.32%	279,095	4.26%	244,904	4.44%	18,570	4.57%	729,959	4.34%
Multi-family	177,085	4.25%	780,234	3.76%	387,047	3.89%	20,896	4.07%	1,365,262	3.87%
SBA	41,494	5.68%	16,502	4.59%	5,258	4.66%	10,586	4.59%	73,840	5.21%
Construction	123,477	5.60%	1,252	5.25%	287	4.76%	84	5.25%	125,100	5.60%
Lease financing	328	4.50%	51	4.33%	—	—%	—	—%	379	4.48%
Consumer:
Single family residential mortgage	197,009	3.44%	643,169	3.88%	1,207,524	4.19%	58,928	4.08%	2,106,630	4.02%
Other consumer	98,362	4.30%	3,960	4.86%	646	9.34%	7,654	4.75%	110,622	4.38%
Total	$1,940,331	4.34%	$1,990,809	3.97%	$1,976,180	4.19%	$127,432	4.27%	$6,034,752	4.17%

The following table presents the interest rate profile of the loan and lease portfolio due after one year at December 31, 2016:

	Due After One Year
	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial:
Commercial and industrial	$245,644	$531,638	$777,282
Commercial real estate	338,620	324,310	662,930
Multi-family	139,993	1,198,908	1,338,901
SBA	13,843	59,940	73,783
Construction	1,336	41,283	42,619
Lease financing	51	—	51
Consumer:
Single family residential mortgage	50,827	2,055,844	2,106,671
Other consumer	8,672	81,866	90,538
Total	$798,986	$4,293,789	$5,092,775
Loan and Lease Originations, Purchases and Repayments
The Company originates real estate secured loans primarily through its retail channels under its Banc Home Loans and under the Bank’s name, and through its wholesale and correspondent channels through other mortgage brokers and banking relationships. Loans originated are either: eligible for sale to Fannie Mae and Freddie Mac, government insured FHA or VA, held by the Company, or sold to private investors.
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

The following table presents loan and lease originations, purchases, sales, and repayment activities excluding the loans originated for sale, for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Origination by rate type:
Floating rate:
Commercial and industrial	$400,878	$180,728	$80,119
Commercial real estate and multi family	628,900	300,068	397,271
SBA	15,423	33,435	12,223
Construction	49,702	23,819	1,167
Lease financing	—	—	1,091
Single family residential mortgage	1,034,763	523,789	130,251
Other consumer	9,582	23,628	46,407
Total floating rate	2,139,248	1,085,467	668,529
Fixed rate:
Commercial and industrial	284,542	25,052	51,949
Commercial real estate and multi family	136,933	169,518	61,145
SBA	9,490	—	3,691
Construction	8,907	3	—
Lease financing	41,008	26,748	44,590
Single family residential mortgage	—	—	—
Other consumer	50	25	8,414
Total fixed rate	480,930	221,346	169,789
Total loans and leases originated	2,620,178	1,306,813	838,318
Purchases:
Single family residential mortgage	90,984	578,666	—
Lease financing	91,247	127,043	38,572
Total loans and leases purchased	182,231	705,709	38,572
Acquired in business combinations	—	—	1,072,449
Transferred to loans held-for-sale	(191,666)	(48,757)	(66,334)
Repayments:
Principal repayments	(7,944,255)	(3,777,566)	(1,885,128)
Sales	(970,587)	(444,578)	(90,390)
Increase in other items, net	7,154,457	3,493,651	1,595,524
Net increase	$850,358	$1,235,272	$1,503,011
The increases in changes from principal repayments and other items were mainly due to increased advances and repayments in commercial lines of credit and warehouse lines of credit during the years ended December 31, 2016 and 2015.

Seasoned SFR Mortgage Loan Acquisitions
During the year ended December 31, 2016, the Company completed one seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at the acquisition date. This loan pool generally consists of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company acquired these loans at a discount to both current property value at acquisition and note balance.
The Company determined that all of the loans in this seasoned SFR mortgage loan acquisition reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At December 31, 2016, the unpaid principal balances and carrying values of these PCI loans were $40.9 million and $33.0 million, respectively.
In the aggregate, the weighted average purchase price of the loans was 59.9 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 92.6 percent of note balance at the time of acquisition. At the time of acquisition, approximately 84.0 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average contractual interest rate of 3.82 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 546. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $272 thousand. Approximately 98.0 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date and 98.4 percent had made at least six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in 42 states and the District of Columbia with California and Florida being the largest state concentration representing 26.4 percent and 14.3 percent, respectively, of the note balance, and with no other state concentration exceeding 10 percent based upon the current note balance.
During the year ended December 31, 2015, the Company completed seven seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $622.1 million and $578.7 million, respectively, at the respective acquisition dates. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of PCI loans in these transactions, at the respective acquisition dates, were $571.2 million and $529.2 million, respectively. The Company did not acquire any seasoned SFR mortgage loan pools in 2014.
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools, which included pools the Company acquired in 2016, 2015, 2013 and 2012, were $177.1 million and $155.2 million, respectively at December 31, 2016 and $972.2 million and $894.1 million, respectively, at December 31, 2015. The total unpaid principal balance and carrying value of PCI loans included in these pools were $153.9 million and $133.2 million, respectively at December 31, 2016 and $764.6 million and $699.1 million, respectively, at December 31, 2015.
At December 31, 2016 and 2015, $7.8 million and $22.0 million, respectively, or 4.42 percent and 2.26 percent, respectively, of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, $4.2 million and $6.0 million, or and 2.39 percent and 0.62 percent, respectively, were in bankruptcy or foreclosure.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company also sells seasoned SFR mortgage loans opportunistically and to appropriately match asset and liability maturities. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $766.0 million and $707.4 million, respectively, and recognized a gain of $24.7 million during the year ended December 31, 2016. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $232.4 million and $198.4 million, respectively, and recognized a gain of $17.9 million during the year ended December 31, 2015. During the year ended December 31, 2014, the Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $119.8 million and $82.6 million, respectively, and recognized a gain of $8.6 million.

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

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2016 and 2015, the NTM loans totaled $885.1 million, or 14.7 percent of total loans and leases, and $785.9 million, or 15.2 percent of total loans and leases, respectively. Total NTM portfolio increased by $99.2 million, or 12.6 percent during the period. The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2016			2015			2014			2013			2012
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	107	$87,469	9.9%	121	$105,131	13.4%	148	$123,177	35.1%	173	$147,705	47.7%	212	$198,720	53.9%
Interest only - first liens	522	784,364	88.6%	521	664,358	84.4%	207	209,207	59.7%	244	139,867	45.2%	187	142,426	38.7%
Negative amortization	22	9,756	1.1%	30	11,602	1.5%	32	13,099	3.7%	37	16,623	5.4%	40	19,341	5.3%
Total NTM - first liens	651	881,589	99.6%	672	781,091	99.3%	387	345,483	98.5%	454	304,195	98.3%	439	360,487	97.9%
Green Loans (HELOC) - second liens	12	3,559	0.4%	16	4,704	0.6%	19	4,979	1.4%	23	5,289	1.7%	27	7,659	2.1%
Interest only - second liens	—	—	—%	1	113	0.1%	1	113	0.1%	1	113	—%	1	114	—%
Total NTM - second liens	12	3,559	0.4%	17	4,817	0.7%	20	5,092	1.5%	24	5,402	1.7%	28	7,773	2.1%
Total NTM loans	663	$885,148	100.0%	689	$785,908	100.0%	407	$350,575	100.0%	478	$309,597	100.0%	467	$368,260	100.0%
Percentage to total loans and leases		14.7%			15.2%			8.9%			12.7%			29.5%
The initial credit guidelines for the NTM portfolio were established based on borrower Fair Isaac Corporation (FICO) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined the most significant performance indicators for NTMs to be LTV ratios and FICO scores. On a quarterly basis, the Company performs loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party AVM to confirm collateral values.

The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2016:

	One Year or Less		More Than One Year Through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens (1)	107	$87,469	—	$—	—	$—	—	$—	107	$87,469
Interest only - first liens (2)	4	2,293	210	345,635	296	431,913	12	4,523	522	784,364
Negative amortization	22	9,756	—	—	—	—	—	—	22	9,756
Total NTM - first liens	133	99,518	210	345,635	296	431,913	12	4,523	651	881,589
Green Loans (HELOC) - second liens (1)	12	3,559	—	—	—	—	—	—	12	3,559
Interest only - second liens (2)	—	—	—	—	—	—	—	—	—	—
Total NTM - second liens	12	3,559	—	—	—	—	—	—	12	3,559
Total NTM loans	145	$103,077	210	$345,635	296	$431,913	12	$4,523	663	$885,148

(1)	Green Loans typically have a 15 year balloon maturity

(2)	Interest Only loans typically switch to an amortizing basis after 5, 7, or 10 years
At December 31, 2016, all negative amortization loans had outstanding balances less than their original principal balances.

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
At December 31, 2016, Green Loans totaled $91.0 million, a decrease of $18.8 million, or 17.1 percent from $109.8 million at December 31, 2015, primarily due to reductions in principal balance and payoffs. As of December 31, 2016 and 2015, $0 and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
The following table presents the Company’s NTM Green Loans first lien portfolio at December 31, 2016 by FICO scores that were obtained during the quarter ended December 31, 2016, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2015:

	December 31, 2016
	By FICO Scores Obtained During the Quarter Ended December 31, 2016			By FICO Scores Obtained During the Quarter Ended December 31, 2015			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
800+	16	$9,586	11.0%	20	$13,831	15.8%	(4)	$(4,245)	(4.8)%
700-799	55	43,337	49.5%	55	44,310	50.7%	—	(973)	(1.2)%
600-699	28	27,327	31.2%	21	21,039	24.1%	7	6,288	7.1%
<600	1	1,800	2.1%	3	2,573	2.9%	(2)	(773)	(0.8)%
No FICO score	7	5,419	6.2%	8	5,716	6.5%	(1)	(297)	(0.3)%
Totals	107	$87,469	100.0%	107	$87,469	100.0%	—	$—	—%
The Company updates FICO scores on a periodic basis and generally at least twice a year or as needed in conjunction with proactive portfolio management.

Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of December 31, 2016, interest only loans increased by $119.9 million, or 18.0 percent, to $784.4 million from $664.5 million at December 31, 2015, primarily due to originations and purchases of $327.7 million, partially offset by transfers to loans held-for-sale of $4.3 million, sales of $17.5 million, and payoff and amortization of $186.0 million. As of December 31, 2016 and 2015, $467 thousand and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $1.8 million, or 15.9 percent, to $9.8 million as of December 31, 2016 from $11.6 million as of December 31, 2015. The Company discontinued origination of negative amortization loans in 2007. At December 31, 2016 and 2015, no loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed in the fourth quarter of 2016, the Company made no curtailment in available commitments on Green Loans.
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

Loan-to-Value
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2016
< 61	45	$39,105	44.7%	196	$336,744	42.9%	16	$7,043	72.2%	257	$382,892	43.4%
61-80	52	41,732	47.7%	306	434,269	55.4%	6	2,713	27.8%	364	478,714	54.3%
81-100	10	6,632	7.6%	8	8,828	1.1%	—	—	—%	18	15,460	1.8%
> 100	—	—	—%	12	4,523	0.6%	—	—	—%	12	4,523	0.5%
Total	107	$87,469	100.0%	522	$784,364	100.0%	22	$9,756	100.0%	651	$881,589	100.0%
December 31, 2015
< 61	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61-80	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81-100	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%
The Company updates LTV ratios on a quarterly basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Asset Quality
Past Due Loans and Leases
The following table presents a summary of total loans and leases that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Commercial:
Commercial and industrial	$875	$5,007	$116	$287	$255
Commercial real estate	—	—	2,237	5,748	2,232
Multi-family	—	223	1,280	602	—
SBA	549	711	960	108	516
Construction	1,529	—	—	—	—
Lease financing	—	3,046	1,091	363	118
Consumer:
Single family residential mortgage	31,309	71,239	52,259	60,786	9,887
Other consumer	10,956	11	392	319	27
Total	$45,218	$80,237	$58,335	$68,213	$13,035
The following table presents a summary of traditional loans and leases that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Commercial:
Commercial and industrial	$875	$5,007	$116	$287	$255
Commercial real estate	—	—	2,237	5,748	775
Multi-family	—	223	1,280	602	—
SBA	17	162	82	62	136
Construction	1,529	—	—	—	—
Lease financing	—	3,046	1,091	363	118
Consumer:
Single family residential mortgage	12,570	19,649	25,063	26,808	2,618
Other consumer	10,956	11	98	319	27
Total	$25,947	$28,098	$29,967	$34,189	$3,929
Traditional loans and leases that were past due at least 30 days but less than 90 days past due totaled $25.9 million at December 31, 2016, a decrease of $2.2 million, or 7.7 percent, from $28.1 million at December 31, 2015. The increase in other consumer loan delinquencies in 2016 was mainly due to delinquent HELOCs of $10.6 million at December 31, 2016. Subsequent to that date, of total delinquent other consumer loans, $7.8 million were current and $149 thousand were paid off at January 31, 2017. The decrease in SFR mortgage loan delinquencies in 2016 was mainly due to sales of SFR mortgage loan pools during the year ended December 31, 2016. The increase in SFR mortgage loan delinquencies in 2013 was due mainly to a delinquency increase in seasoned SFR mortgage loan pools. The total amount that were past due at least 30 days but less than 90 days past due in seasoned SFR mortgage loan pools was $1.9 million, $12.2 million, $22.9 million and $28.1 million at December 31, 2016, 2015, 2014 and 2013, respectively.

The following table presents a summary of NTM loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Green Loans (HELOC) - first liens	—	7,913	8,853	653	3,918
Interest only - first liens	4,193	3,935	1,580	1,723	631
Negative amortization	—	—	—	1,134	424
Total NTM - first liens	4,193	11,848	10,433	3,510	4,973
Green Loans (HELOC) - second liens	—	—	294	—	—
Interest only - second liens	—	—	—	—	—
Total NTM - second liens	—	—	294	—	—
Total NTM loans	$4,193	$11,848	$10,727	$3,510	$4,973
The NTM loans that were past due at least 30 days but less than 90 days past due totaled $4.2 million at December 31, 2016, a decrease of $7.7 million, or 64.6 percent, from $11.8 million at December 31, 2015. The decrease was mainly due to sales of these loans during the year ended December 31, 2016.
The following table presents a summary of PCI loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,457
SBA	532	549	878	46	380
Consumer:
Single family residential mortgage	14,546	39,742	16,763	30,468	2,090
Total	$15,078	$40,291	$17,641	$30,514	$3,927
The PCI loans that were past due at least 30 days but less than 90 days past due totaled $15.1 million at December 31, 2016, a decrease of $25.2 million, or 62.6 percent, from $40.3 million at December 31, 2015. The decrease in SFR mortgage loans was due mainly to sales of seasoned SFR mortgage loans pools of $707.4 million during the year ended December 31, 2016, which included PCI loans of $557.9 million.

Non-Performing Assets
Non-performing assets consist of (i) loans on non-accrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, (ii) loans 90 days or more past due and still accruing interest, and (iii) OREO, which consists of real properties which have been acquired by foreclosure or similar means and which the Company holds for sale.
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
The following table presents a summary of non-performing assets as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Commercial:
Commercial and industrial	$3,544	$4,383	$7,143	$33	$—
Commercial real estate	—	1,552	1,017	3,868	2,906
Multi-family	—	642	1,834	1,972	5,442
SBA	619	422	285	10	141
Construction	—	—	—	—	—
Lease financing	109	598	100	—	—
Consumer:
Single family residential mortgage	10,287	37,318	27,753	25,514	14,503
Other consumer	383	214	249	251	1
Total non-accrual loans and leases	14,942	45,129	38,381	31,648	22,993
Loans past due over 90 days or more and still on accrual	—	—	—	—	—
Other real estate owned	2,502	1,097	423	—	4,527
Total non-performing assets	$17,444	$46,226	$38,804	$31,648	$27,520
Performing troubled debt restructured loans	$4,827	$7,842	$6,346	$6,117	$6,646
The decrease in non-accrual loans in 2016 was mainly due to sales of non-accrual loans and leases and seasoned SFR mortgage loan pools during the year ended December 31, 2016.
With respect to loans that were on non-accrual status as of December 31, 2016, the gross interest income that would have been recorded during the year ended December 31, 2016 had such loans and leases been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2016 (or since origination, if held for part of the year ended December 31, 2016), was $1.1 million. The amount of interest income on such loans that was included in net income for the year ended December 31, 2016 was $97 thousand.

The following table presents a summary of non-performing NTM loans that are included in above table as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Green Loans (HELOC) - first liens	$—	$10,088	$12,334	$5,482	$5,564
Interest only - first liens	467	4,615	2,049	752	5,797
Negative amortization	—	—	—	1,248	—
Total NTM - first liens	467	14,703	14,383	7,482	11,361
Green Loans (HELOC) - second liens	—		209	216	—
Interest only - second liens	—		—	—	—
Total NTM - second liens	—	—	209	216	—
Total NTM loans	$467	$14,703	$14,592	$7,698	$11,361
The decrease in non-accrual loans in 2016 was mainly due to sale of delinquent and non-accrual NTM loans during the year ended December 31, 2016.
Troubled Debt Restructured Loans
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
At December 31, 2016 and 2015, the Company had 18 and 29 loans, respectively, with an aggregate balance of $4.8 million and $9.8 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At December 31, 2016, all of the 18 loans classified as TDRs were making payments according to their modified terms and were less than 90-days delinquent under the modified terms. At December 31, 2015, of the 29 loans classified as TDRs, 23 loans totaling $7.8 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms. Of the aforementioned $7.8 million in TDRs, $7.3 million were SFR mortgage loans and $553 thousand were other consumer loans. At December 31, 2015, there were 4 TDR loans with an aggregate balance of $914 thousand that were over 90 days delinquent.
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
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for the Bank's classification of assets, the Bank regularly reviews the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2016, the Company had classified assets (including OREO) totaling $26.7 million. The total amount classified represented 0.24 percent of the Company’s total assets at December 31, 2016.
When accrual of income on a pool of PCI loans with common risk characteristics is appropriate in accordance with ASC 310-30, individual loans in those pools are not risk-rated. The credit criteria evaluated are LTV ratios, delinquency, and actual cash flows versus expected cash flows of the loan pools.
Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable incurred losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company generally uses a 24-quarter loss experience of the Company and 4-quarter industry average loss experience in analyzing an appropriate reserve factor for loans. In addition, the Company uses a 28-quarter industry average loss experience in analyzing an appropriate reserve factor for portfolio segments that do not have adequate internal loss history. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The Company has acquired PCI loans through business combinations and purchases of seasoned SFR mortgage loan pools. The Company acquired the BPNA branches in 2014, The Private Bank of California in 2013, and Beach Business Bank and Gateway Bancorp in 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans that are accounted for under ASC 310-30, accounting for PCI loans. In addition, the Company acquired one pool of PCI seasoned SFR mortgage loans during the year ended December 31, 2016, seven pools of seasoned SFR mortgage loans , which were partially PCI loans, during the year ended December 31, 2015, five pools of seasoned SFR mortgage loans , which were partially PCI loans, during the year ended December 31, 2013, and three pools of PCI seasoned SFR mortgage loans during the year ended December 31, 2012. The Company may recognize provisions for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the The Private Bank of California, Beach Business Bank and Gateway Bancorp acquisitions, and the loan pools acquired to be evaluated for potential impairment. The provision for PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at December 31, 2016 and 2015 was $104 thousand and $206 thousand, respectively.
At December 31, 2016, total ALLL was $40.4 million or 0.67 percent of total loans and leases, as compared to $35.5 million, or 0.69 percent of total loans and leases at December 31, 2015. The decrease in the percentage of ALLL to total loans and leases was mainly due to improving asset quality, which resulted in low net charge-offs and declining quantitative loss rates and qualitative factors in line with the current economic and business environment. The ALLL for loans and leases collectively evaluated for impairment at December 31, 2016 was $40.1 million, which represented 0.68 percent of total loans and leases, as compared to $35.0 million, or 0.79 percent of total loans and leases at December 31, 2015. The ALLL for loans individually evaluated for impairment was $243 thousand at December 31, 2016 compared to $369 thousand at December 31, 2015. The Company held no unallocated ALLL at December 31, 2016 and 2015. The Company provided $5.3 million to its provision for loan and lease losses during the year ended December 31, 2016, related primarily to new multi-family and commercial and industrial loan production.

The following table presents information regarding activity in the ALLL for the periods indicated:

	December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Loans past due over 90 days or more still on accrual	$—	$—	$—	$—	$—
Non-accrual loans and leases	14,942	45,129	38,381	31,648	22,993
Total non-performing loans and leases	14,942	45,129	38,381	31,648	22,993
Other real estate owned	2,502	1,097	423	—	4,527
Total non-performing loans and leases	$17,444	$46,226	$38,804	$31,648	$27,520
Allowance for loan and lease losses
Balance at beginning of year	$35,533	$29,480	$18,805	$14,448	$12,780
Charge-offs	(2,618)	(1,942)	(923)	(3,013)	(4,071)
Recoveries	2,258	526	1,235	850	239
Transfer of loans to held-for-sale	—	—	(613)	(1,443)	—
Provision for loan and lease losses	5,271	7,469	10,976	7,963	5,500
Balance at end of year	$40,444	$35,533	$29,480	$18,805	$14,448
Non-performing loans and leases to total loans and leases	0.25%	0.87%	0.97%	1.29%	1.84%
Non-performing assets to total assets	0.16%	0.56%	0.65%	0.87%	1.64%
Non-performing loans and leases to ALLL	36.94%	127.01%	130.19%	168.30%	159.14%
ALLL to non-performing loans and leases	270.67%	78.74%	76.81%	59.42%	62.84%
ALLL to total loans and leases	0.67%	0.69%	0.75%	0.77%	1.16%
Net charge-offs to average total loans and leases	0.01%	0.03%	(0.01)%	0.09%	0.31%

The following table presents the ALLL allocation among loans and leases portfolio as of the dates indicated:

	December 31,
	2016		2015		2014		2013		2012
	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans
	($ in thousands)
Commercial:
Commercial and industrial	$7,584	25.2%	$5,850	16.9%	$6,910	12.4%	$1,822	11.8%	$263	6.4%
Commercial real estate	5,467	12.1%	4,252	14.0%	3,840	25.3%	5,484	21.7%	3,178	27.1%
Multi-family	11,376	22.6%	6,012	17.5%	7,179	24.2%	2,566	5.8%	1,478	9.2%
SBA	939	1.2%	683	1.1%	335	0.9%	235	1.1%	118	2.9%
Construction	2,015	2.1%	1,530	1.1%	846	1.1%	244	1.0%	21	0.5%
Lease financing	6	0.1%	2,195	3.7%	873	2.2%	428	1.3%	261	0.9%
Consumer:
Single family residential mortgage	12,075	34.9%	13,854	43.5%	7,192	29.7%	7,044	52.6%	8,855	51.3%
Other consumer	982	1.8%	1,157	2.2%	2,305	4.2%	532	4.7%	274	1.7%
Unallocated	—		—		—		450
Total	$40,444	100.0%	$35,533	100.0%	$29,480	100.0%	$18,805	100.0%	$14,448	100.0%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$10,168	$30,654	$29,287	$16,704	$28,859
Collectively evaluated for impairment	4,933,381	3,117,528	1,892,240	1,168,195	894,952
Acquired loans not impaired at acquisition
Individually evaluated for impairment	2,429	3,629	4,191	2,243	4,669
Collectively evaluated for impairment	924,993	1,124,874	1,411,927	469,916	219,771
Non-impaired seasoned SFR mortgage loan pools
Individually evaluated for impairment	755	—	—	—	—
Collectively evaluated for impairment	21,200	194,978	364,580	449,767	—
Acquired with deteriorated credit quality	141,826	712,731	246,897	339,286	100,220
Total loans and leases	$6,034,752	$5,184,394	$3,949,122	$2,446,111	$1,248,471
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$137	$369	$1,288	$96	$1,187
Collectively evaluated for impairment	38,394	32,713	25,263	17,103	13,208
Acquired loans not impaired at acquisition
Individually evaluated for impairment	—	—	—	—	53
Collectively evaluated for impairment	1,703	2,245	2,906	1,410	—
Non-impaired seasoned SFR mortgage loan pools
Individually evaluated for impairment	106	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—
Acquired with deteriorated credit quality	104	206	23	196	—
Total ALLL	$40,444	$35,533	$29,480	$18,805	$14,448
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$17,820	$21,366	$17,866	$8,354	$3,019
Non-impaired seasoned SFR mortgage loan pools	1,280	12,545	29,955	38,240	—
Acquired with deteriorated credit quality	22,454	68,372	55,865	105,650	51,572
Total discount	$41,554	$102,283	$103,686	$152,244	$54,591
Ratios:
To originated loans and leases:
Individually evaluated for impairment	1.35%	1.20%	4.40%	0.57%	4.11%
Collectively evaluated for impairment	0.78%	1.05%	1.34%	1.46%	1.48%
Total ALLL	0.78%	1.05%	1.38%	1.45%	1.56%
To originated loans and leases and acquired not impaired at acquisition
Individually evaluated for impairment	1.09%	1.08%	3.85%	0.51%	3.70%
Collectively evaluated for impairment	0.68%	0.82%	0.85%	1.13%	1.18%
Total ALLL	0.69%	0.83%	0.88%	1.12%	1.26%
Total ALLL and discount (1)	0.99%	1.33%	1.42%	1.63%	1.52%
To total loans and leases:
Individually evaluated for impairment	1.82%	1.08%	3.85%	0.51%	3.70%
Collectively evaluated for impairment	0.68%	0.79%	0.77%	0.89%	1.18%
Total ALLL	0.67%	0.69%	0.75%	0.77%	1.16%
Total ALLL and discount (1)	1.36%	2.66%	3.37%	6.99%	5.53%
(1) The ratios were calculated by dividing the sum of ALLL and discounts by carrying value of loans

Servicing Rights
Total mortgage and SBA servicing rights were $77.6 million and $50.7 million at December 31, 2016 and 2015, respectively. The fair value of the MSRs amounted to $76.1 million and $49.9 million and the amortized cost of the SBA servicing rights was $1.5 million and $788 thousand at December 31, 2016 and 2015, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The principal balance of the loans underlying total MSRs and SBA servicing rights was $7.58 billion and $74.0 million, respectively, at December 31, 2016 and $4.77 billion and $36.5 million, respectively, at December 31, 2015. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 1.00 percent and 2.02 percent, respectively, at December 31, 2016 as compared to 1.05 percent and 2.16 percent, respectively, at December 31, 2015.
During the year ended December 31, 2016, the Company entered into a flow agreement establishing general terms for the purchase and sale to a third party MSR investor in connection with future residential mortgage loan sales to GSEs. The flow agreement will allow the Company to sell its MSRs to a third party MSR investor contemporaneous with the Company’s sales of its servicing retained residential mortgages to the GSEs. Accordingly, entering into the flow agreement is expected to reduce the impact of volatility associated with the Company's MSRs by allowing the Company to sell its MSRs immediately, thus reducing the Company's exposure to market and other conditions in the future. The Company sold $5.4 million of MSRs through the flow agreement during the year ended December 31, 2016.
On February 1, 2017, the Company and the third party MSR investor agreed to suspend MSR flow sales due to Company announcements concerning the Special Committee investigation and management changes at the Company. The Company is currently exploring options for selling MSRs contemporaneously with the sale of SFR mortgage loans to the GSEs as well as the Company’s existing MSRs.
For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 8.
Other Real Estate Owned
OREO totaled $2.5 million at December 31, 2016, an increase of $1.4 million, or 128.1 percent, from $1.1 million at December 31, 2015. The increase in OREO relates to new foreclosures of $3.3 million, partially offset by OREO property sales of $1.8 million and a $31 thousand increase in the OREO valuation allowance.
Premises and equipment, net
Premises and equipment, net of accumulated depreciation totaled $143.6 million at December 31, 2016, an increase of $32.1 million, or 28.8 percent, from $111.5 million at December 31, 2015. The increase was primarily due to increased leasehold improvements as well as construction in process associated with additional facilities resulting from the purchase of a new building in 2015. The Company recognized depreciation expense of $11.7 million, $9.2 million and $6.8 million for years ended December 31, 2016, 2015, and 2014, respectively.
During the year ended December 31, 2016, the Company recorded an impairment loss of $595 thousand on previously capitalized software projects in All Other Expense in the Consolidated Statements of Operations. There were no impairment losses on premises, equipment, and capital leases for the years ended December 31, 2015 and 2014.

Goodwill and other intangible assets
The Company had goodwill of $39.2 million at December 31, 2016 and 2015.
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
The Company had core deposit intangibles of $13.2 million, customer relationship intangibles of $279 thousand, and trade name intangibles of $90 thousand at December 31, 2016. Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2016, the weighted average remaining amortization period for core deposit intangibles was approximately 6.6 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of December 31, 2016, the remaining amortization period for customer relationship intangible was approximately 2.1 years. Trade name intangibles have indefinite useful lives.
The Company recorded impairment on intangible assets of $690 thousand, $258 thousand, and $48 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote related off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which is the Bank's wholly owned subsidiary. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB. During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to the Beach Business Bank acquisition of $48 thousand due to lower remaining deposit balances than forecasted. This impairment losses recognized related to intangible assets are recorded in Impairment of Intangible Assets on the Consolidated Statements of Operations.
Deposits
Total deposits were $9.14 billion at December 31, 2016, an increase of $2.84 billion, or 45.0 percent, from $6.30 billion at December 31, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as increased average balance per account as the Company continues to build stronger relationship with its clients. The Company also utilized brokered deposits to provide sufficient liquidity for the Company. Brokered deposits were $2.25 billion at December 31, 2016, an increase of $1.26 billion, or 126.4 percent, from $992.9 million at December 31, 2015. Brokered deposits represented 20.4 percent and 12.1 percent of total assets at December 31, 2016 and 2015, respectively. The following table presents the composition of deposits as of December 31, 2016 and 2015:

	December 31,		Change
	2016	2015	Amount	Percentage
	(In thousands)
Noninterest-bearing deposits	$1,282,629	$1,121,124	$161,505	14.4%
Interest-bearing demand deposits	2,048,839	1,697,055	351,784	20.7%
Money market accounts	2,731,314	1,479,931	1,251,383	84.6%
Savings accounts	1,118,175	823,618	294,557	35.8%
Certificates of deposit of under $100,000	1,300,733	633,372	667,361	105.4%
Certificates of deposit of $100,000 through $250,000	249,502	250,868	(1,366)	(0.5)%
Certificates of deposit of more than $250,000	410,958	297,117	113,841	38.3%
Total deposits	$9,142,150	$6,303,085	$2,839,065	45.0%
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2016:

	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
	(In thousands)
Certificates of deposit of under $100,000	$926,014	$242,650	$107,899	$24,170	$1,300,733
Certificates of deposit of $100,000 through $250,000	58,098	34,797	104,176	52,431	249,502
Certificates of deposit of more than $250,000	290,151	25,560	54,542	40,705	410,958
Total certificates of deposit	$1,274,263	$303,007	$266,617	$117,306	$1,961,193

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
FHLB advances totaled $490.0 million and $930.0 million, respectively, at December 31, 2016 and 2015. The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2016 or 2015. The Company also had $68.0 million in outstanding borrowings under an unsecured line of credit with an unaffiliated financial party at December 31, 2016. For additional information, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8.
Long Term Debt
The Company's long-term debt consists of Senior Notes and Amortizing Notes. For additional information, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8. The following table presents the Company's long term debts as of the dates indicated:

	December 31,
	2016		2015
	Par Value	Discount	Par Value	Discount
	($ in thousands)
Senior Note I, 7.50% per annum	$—	$—	$84,750	$2,902
Senior Note II, 5.25% per annum	175,000	2,281	175,000	2,516
Amortizing Note, 7.50% per annum	2,684	25	7,763	219
Total	$177,684	$2,306	$267,513	$5,637
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I, which had an aggregate outstanding principal amount of $84.8 million, at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. Reserve for unfunded loan commitments totaled $2.4 million at December 31, 2016, an increase of $318 thousand, or 15.4 percent, from $2.1 million at December 31, 2015.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$2,067	$1,869	$1,439
Provision for unfunded loan commitments	318	198	430
Balance at end of period	$2,385	$2,067	$1,869

Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans totaled $8.0 million at December 31, 2016, a decrease of $1.7 million, or 17.8 percent, from $9.7 million at December 31, 2015. This reserve relates to the Company's mortgage banking activities. When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.
The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$9,700	$8,303	$5,427
Provision for loan repurchases	590	4,352	4,243
Change in estimates	—	846	—
Utilization of reserve for loan repurchases	(2,316)	(3,801)	(1,367)
Balance at end of year	$7,974	$9,700	$8,303
In addition to the reserve for losses on repurchased loans at December 31, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all demands received were adequately reserved at December 31, 2016.
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
OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. At December 31, 2016, the Bank had $221.4 million available to pay dividends to the holding company.
At December 31, 2016, the Banc of California, Inc. had $158.5 million in cash, all of which is on deposit at the Bank.
On a consolidated basis, the Company maintained $439.5 million of cash and cash equivalents, which was 4.0 percent of total assets at December 31, 2016. The Company also maintained $25.7 million of unpledged securities available-for-sale issued by U.S. Treasury and direct government obligations at December 31, 2016, which the Company considers in its assessment of cash and cash equivalents as they are highly liquid. These securities and cash and cash equivalents together represented 4.2 percent of total assets as of December 31, 2016. The Company also maintained unpledged investment securities, both available-for-sale and held-to-maturity of $1.73 billion at December 31, 2016, which can be utilized for securing additional borrowing capacity by pledging for FHLB advances, securities sold under repurchase agreements, and other forms of financing.
At December 31, 2016, the Company also had available unused secured borrowing capacities of $2.35 billion from FHLB and $190.7 million from Federal Reserve discount window, as well as $210.0 million from unused unsecured federal funds lines of credit at the Bank. The Bank also maintained repurchase agreements and no outstanding securities sold under agreements to repurchase at December 31, 2016. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledge of additional investment securities.
In addition, Banc of California, Inc. maintains a $75.0 million line of credit with an unaffiliated third party financial institution of which $7.0 million was unused and available at December 31, 2016. On November 29, 2016, the Company received, from the administrative agent and the lenders under the Company’s line of credit agreement, a waiver of the requirement under the credit agreement that the Company deliver its consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2016 (the September 30, 2016 Financial Statements) to the administrative agent within 60 days after that date. The waiver effectively extended the time for delivering the September 30, 2016 Financial Statements to January 26, 2017. On January 25, 2017, the Company and the administrative agent and lenders under the credit agreement entered into an amendment to the line of credit agreement that further extended the time for the Company to deliver the September 30, 2016 Financial Statements to March 1, 2017.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of December 31, 2016, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.
Commitments
The following table presents information as of December 31, 2016 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Commitments to extend credit	$276,098	$108,377	$116,800	$5,636	$45,285
Unused lines of credit	915,387	523,054	83,018	197,010	112,305
Standby letters of credit	10,439	6,789	782	2,148	720
Total commitments	$1,201,924	$638,220	$200,600	$204,794	$158,310
FHLB advances	$490,000	$440,000	$50,000	$—	$—
Other borrowings	68,000	68,000	—	—	—
Long-term debt	255,854	11,948	18,375	18,375	207,156
Operating and capital lease obligations	42,515	14,318	16,782	8,829	2,586
Certificates of deposit	1,961,193	1,843,887	108,326	8,424	556
Total contractual obligations	$2,817,562	$2,378,153	$193,483	$35,628	$210,298

Stockholders’ Equity
Total stockholders’ equity totaled $980.2 million at December 31, 2016, an increase of $327.8 million, or 50.3 percent, from $652.4 million at December 31, 2015. The increase was due mainly to the issuances of common stock and preferred stock of $175.1 million and $120.3 million, respectively, and net income of $115.4 million, partially offset by cash dividends for common stock of $23.5 million and cash dividends for preferred stock of $19.9 million. For additional information, see Note 18 of the Notes to Consolidated Financial Statements in Item 8.
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
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in through 2019. For additional information on BASEL III capital rules, see Note 19 of the Notes to Consolidated Financial Statements in Item 8. The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
December 31, 2016
Total risk-based capital ratio	13.70%	14.73%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.22%	14.12%	6.00%	8.00%
Common equity tier 1 capital ratio	9.44%	14.12%	4.50%	6.50%
Tier 1 leverage ratio	8.17%	8.71%	4.00%	5.00%
December 31, 2015
Total risk-based capital ratio	11.18%	13.45%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.71%	12.79%	6.00%	8.00%
Common equity tier 1 capital ratio	7.36%	12.79%	4.50%	6.50%
Tier 1 leverage ratio	8.07%	9.64%	4.00%	5.00%
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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at December 31, 2016 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	December 31, 2016
Change in Interest Rates in Basis Points (bps) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bps	$1,027,343	$(220,329)	(17.7)%	$337,452	$(6,782)	(2.0)%
+100 bps	1,148,849	(98,823)	(7.9)%	341,304	(2,930)	(0.9)%
0 bp	1,247,672			344,234
-100 bps	1,295,912	48,240	3.9%	340,453	(3,781)	(1.1)%

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
At December 31, 2016, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

Item 8. Financial Statements and Supplementary Data
BANC OF CALIFORNIA, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015, and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Banc of California, Inc.:
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banc of California, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Banc of California, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP KPMG LLP
Irvine, California
March 1, 2017

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$16,769	$15,051
Interest-bearing deposits	422,741	141,073
Total cash and cash equivalents	439,510	156,124
Time deposits in financial institutions	1,000	1,500
Securities available-for-sale, carried at fair value	2,381,488	833,596
Securities held-to-maturity, at amortized cost (fair value of $899,743 and $932,285 at December 31, 2016 and 2015, respectively)	884,234	962,203
Loans held-for-sale, carried at fair value	416,974	379,155
Loans held-for-sale, carried at lower of cost or fair value	287,677	289,686
Loans and leases receivable, net of allowance of $40,444 and $35,533 at December 31, 2016 and 2015, respectively	5,994,308	5,148,861
Federal Home Loan Bank and other bank stock, at cost	67,842	59,069
Servicing rights, net ($76,121 and $49,939 measured at fair value at December 31, 2016 and 2015, respectively)	77,617	50,727
Other real estate owned, net	2,502	1,097
Premises, equipment, and capital leases, net	143,617	111,539
Bank-owned life insurance	102,512	100,171
Goodwill	39,244	39,244
Investments in alternative energy partnerships, net	25,639	—
Deferred income tax	9,989	11,341
Income tax receivable	16,009	604
Other intangible assets, net	13,617	19,158
Other assets	126,074	71,480
Total Assets	$11,029,853	$8,235,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,282,629	$1,121,124
Interest-bearing deposits	7,859,521	5,181,961
Total deposits	9,142,150	6,303,085
Advances from Federal Home Loan Bank	490,000	930,000
Other borrowing, net	67,922	—
Long term debt, net	175,378	261,876
Reserve for loss on repurchased loans	7,974	9,700
Income taxes payable	92	1,241
Due on unsettled securities purchases	50,149	—
Accrued expenses and other liabilities	115,949	77,248
Total liabilities	10,049,614	7,583,150
Commitments and contingent liabilities
Preferred stock	269,071	190,750
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 53,794,322 shares issued and 49,695,299 shares outstanding at December 31, 2016; 39,601,290 shares issued and 38,002,267 shares outstanding at December 31, 2015	537	395
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 201,922 shares issued and outstanding at December 31, 2016 and 37,355 shares issued and outstanding December 31, 2015	2	1
Additional paid-in capital	614,226	429,790
Retained earnings	134,515	63,534
Treasury stock, at cost (4,099,023 shares at December 31, 2016 and 1,599,023 shares at December 31, 2015)	(29,070)	(29,070)
Accumulated other comprehensive loss, net	(9,042)	(2,995)
Total stockholders’ equity	980,239	652,405
Total liabilities and stockholders’ equity	$11,029,853	$8,235,555
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Interest and dividend income
Loans, including fees	$296,996	$241,556	$180,761
Securities	79,527	20,263	5,158
Other interest-earning assets	8,449	4,519	2,220
Total interest and dividend income	384,972	266,338	188,139
Interest expense
Deposits	40,220	25,783	24,411
Federal Home Loan Bank advances	5,717	2,120	527
Securities sold under repurchase agreements	818	18	1
Notes payable and other interest-bearing liabilities	12,744	14,700	7,923
Total interest expense	59,499	42,621	32,862
Net interest income	325,473	223,717	155,277
Provision for loan and lease losses	5,271	7,469	10,976
Net interest income after provision for loan and lease losses	320,202	216,248	144,301
Noninterest income
Customer service fees	5,147	4,057	1,490
Loan servicing income	5,385	2,974	4,199
Income from bank owned life insurance	2,341	1,076	224
Net gain on sale of securities available-for-sale	29,405	3,258	1,183
Net gain on sale of loans	35,895	37,211	19,828
Net revenue on mortgage banking activities	167,024	144,685	95,430
Advisory service fees	1,507	9,868	12,904
Loan brokerage income	4,519	3,140	8,674
Gain on sale of building	—	9,919	—
Gain on sale of branches	—	163	456
Gain on sale of subsidiary	3,694	—	—
Gain on sale of business unit	2,629	—	—
Other income	14,334	3,868	1,249
Total noninterest income	271,880	220,219	145,637
Noninterest expense
Salaries and employee benefits	257,918	213,114	162,879
Occupancy and equipment	49,018	41,405	33,443
Professional fees	31,293	20,193	19,247
Outside service fees	13,052	8,831	6,372
Data processing	10,833	8,184	5,231
Advertising	10,740	6,156	5,016
Regulatory assessments	8,186	5,644	4,182
Loss on investments in alternative energy partnerships, net	31,510	—	—
Provision (reversal) for loan repurchases	(3,352)	2,326	2,808
Amortization of intangible assets	4,851	5,836	4,079
Impairment on intangible assets	690	258	48
All other expense	27,937	20,254	20,167
Total noninterest expense	442,676	332,201	263,472
Income before income taxes	149,406	104,266	26,466
Income tax expense (benefit)	33,990	42,194	(3,739)
Net income	115,416	62,072	30,205
Preferred stock dividends	19,914	9,823	3,640
Net income available to common stockholders	$95,502	$52,249	$26,565
Basic earnings per common share	$1.97	$1.36	$0.91
Diluted earnings per common share	$1.94	$1.34	$0.90
Basic earnings per class B common share	$1.97	$1.36	$0.91
Diluted earnings per class B common share	$1.97	$1.36	$0.91
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$115,416	$62,072	$30,205
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	11,140	(1,614)	2,020
Reclassification adjustment for gain included in net income	(17,187)	(1,890)	(685)
Total change in unrealized loss (gain) on securities available-for-sale	(6,047)	(3,504)	1,335
Unrealized gain (loss) on cash flow hedge:
Unrealized loss arising during the period	—	(396)	(362)
Reclassification adjustment for loss included in net income	—	532	—
Total change in unrealized gain (loss) on cash flow hedge	—	136	(362)
Total other comprehensive (loss) income	(6,047)	(3,368)	973
Comprehensive income	$109,369	$58,704	$31,178
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
		Voting	Class B Non-Voting					Total
Balance at December 31, 2013	$79,877	$210	$6	$256,306	$16,820	$(27,911)	$(600)	$324,708
Comprehensive income:
Net income	—	—	—	—	30,205	—	—	30,205
Other comprehensive income, net	—	—	—	—	—	—	973	973
Issuance of common stock	—	148	—	104,508	—	—	—	104,656
Issuance of tangible equity units	—	—	—	51,182	—	—	—	51,182
Purchase of 23,502 shares of treasury stock	—	—	—	—	—	(280)	—	(280)
Reclassification adjustment for awards issued from treasury stock	—	—	—	1,926	—	(1,926)	—	—
Exercise of stock options	—	—	—	993	—	—	—	993
Stock option compensation expense	—	—	—	480	—	—	—	480
Restricted stock compensation expense	—	—	—	5,838	—	—	—	5,838
Stock appreciation right expense	—	—	—	1,889	—	—	—	1,889
Issuance of stock awards from treasury stock	—	—	—	(319)	—	319	—	—
Tax effect from stock compensation plan	—	—	—	85	—	—	—	85
Shares purchased under the Dividend Reinvestment Plan	—	—	—	624	(848)	—	—	(224)
Restricted stock surrendered due to employee tax liability	—	—	—	(602)	—	—	—	(602)
Stock appreciation right dividends	—	—	—	—	(543)	—	—	(543)
Dividends declared ($0.48 per common share)	—	—	—	—	(12,405)	—	—	(12,405)
Preferred stock dividends	—	—	—	—	(3,640)	—	—	(3,640)
Balance at December 31, 2014	$79,877	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income (loss):
Net income	—	—	—	—	62,072	—	—	62,072
Other comprehensive loss, net	—	—	—	—	—	—	(3,368)	(3,368)
Issuance of common stock	—	40	(5)	(35)	—	—	—	—
Issuance of preferred stock	110,873	—	—	—	—	—	—	110,873
Exercise of stock options	—	—	—	(227)	—	728	—	501
Stock option compensation expense	—	—	—	528	—	—	—	528
Restricted stock compensation expense	—	—	—	8,598	—	—	—	8,598
Stock appreciation right expense	—	—	—	202	—	—	—	202
Restricted stock surrendered due to employee tax liability	—	(3)	—	(2,251)	—	—	—	(2,254)
Tax effect from stock compensation plan	—	—	—	(137)	—	—	—	(137)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	202	(208)	—	—	(6)
Stock appreciation right dividends	—	—	—	—	(713)	—	—	(713)
Dividends declared ($0.48 per common share)	—	—	—	—	(17,383)	—	—	(17,383)
Preferred stock dividends	—	—	—	—	(9,823)	—	—	(9,823)
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
		Voting	Class B Non-Voting					Total
Comprehensive income:
Net income	—	—	—	—	115,416	—	—	115,416
Other comprehensive income, net	—	—	—	—	—	—	(6,047)	(6,047)
Issuance of common stock	—	120	1	174,957	—	—	—	175,078
Issuance of preferred stock	120,255	—	—	—	—	—	—	120,255
Repayment of preferred stock	(41,934)	—	—	—	(66)	—	—	(42,000)
Issuance of common stock for Stock Employee Compensation Trust	—	25	—	(25)	—	—	—	—
Cash settlement of stock options	—	—	—	(359)	—	—	—	(359)
Exercise of stock options	—	—	—	—	—	—	—	—
Stock option compensation expense	—	—	—	531	—	—	—	531
Restricted stock compensation expense	—	—	—	11,398	—	—	—	11,398
Stock appreciation right expense	—	—	—	18	—	—	—	18
Restricted stock surrendered due to employee tax liability	—	(3)	—	(4,433)	—	—	—	(4,436)
Tax effect from stock compensation plan	—	—	—	2,116	—	—	—	2,116
Shares purchased under the Dividend Reinvestment Plan	—	—	—	233	(175)	—	—	58
Stock appreciation right dividends	—	—	—	—	(759)	—	—	(759)
Dividends declared ($0.49 per common share)	—	—	—	—	(23,521)	—	—	(23,521)
Preferred stock dividends	—	—	—	—	(19,914)	—	—	(19,914)
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$115,416	$62,072	$30,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	5,271	7,469	10,976
Provision (reversal) for loan repurchases	(3,352)	2,326	2,808
Net revenue on mortgage banking activities	(167,024)	(144,685)	(95,430)
Net gain on sale of loans	(35,895)	(37,211)	(19,828)
Net amortization of premiums and discounts securities	1,206	1,602	746
Depreciation on premises and equipment	11,680	9,154	6,834
Amortization of intangibles	4,851	5,836	4,079
Amortization of debt issuance cost	704	727	686
Stock option compensation expense	531	528	480
Stock award compensation expense	11,398	8,598	5,838
Stock appreciation right expense	18	202	1,889
Bank owned life insurance income	(2,341)	(1,076)	(224)
Impairment on intangible assets	690	258	48
Impairment on capitalized software projects	595	—	—
Debt extinguishment costs	2,737	—	—
Net gain on sale of securities available-for-sale	(29,405)	(3,258)	(1,183)
Gain on sale of mortgage servicing rights	(2)	—	(2,318)
Loss (gain) on sale of other real estate owned	96	(23)	(66)
Gain on sale of building	—	(9,919)	—
Gain on sale of branches	—	(163)	(456)
Gain on sale of subsidiary	(3,694)	—	—
Gain on sale of business unit	(2,629)	—	—
Loss on investments in alternative energy partnerships, net	31,510	—	—
Loss on sale or disposal of property and equipment	122	80	942
Loss from change of fair value on mortgage servicing rights	17,729	8,765	1,564
Deferred income tax expense (benefit)	5,613	7,279	(17,157)
Increase in valuation allowances on other real estate owned	31	38	32
Repurchase of mortgage loans	(40,822)	(19,387)	(3,343)
Originations of loans held-for-sale from mortgage banking	(5,135,046)	(4,388,042)	(2,822,406)
Originations of other loans held-for-sale	(614,596)	(803,936)	(1,439,700)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	5,271,093	4,406,924	2,838,771
Proceeds from sales of and principal collected on other loans held-for-sale	615,437	882,288	923,494
Change in deferred loan fees (costs)	(1)	512	(1,296)
Amortization of premiums and discounts on purchased loans	(36,800)	(30,933)	(34,776)
Change in accrued interest receivable	(14,274)	(7,687)	(4,247)
Change in other assets	(29,051)	(15,935)	(5,875)
Change in accrued interest payable and other liabilities	31,881	12,354	(8,603)
Net cash provided by (used in) operating activities	13,677	(45,243)	(627,516)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	4,096,453	989,786	111,764
Proceeds from maturities and calls of securities available-for-sale	51,550	687	1,231
Proceeds from principal repayments of securities available-for-sale	95,556	109,026	41,142
Purchases of securities available-for-sale	(5,723,578)	(1,591,883)	(327,069)
Proceeds from maturities and calls of securities held-to-maturity	78,050	—	—
Purchases of securities held-to-maturity	—	(962,052)	—
Purchases of bank owned life insurance	—	(80,000)	—
Net cash used in acquisitions	—	—	(23,409)
Net cash used in branch sale	—	(46,731)	—
Proceeds from sale of subsidiary	259	—	—
Proceeds from sale of business unit	246,957	—	—
Loan originations and principal collections, net	(1,778,994)	(501,927)	(376,771)
Purchase of loans and leases	(182,231)	(705,709)	(38,572)
Redemption of Federal Home Loan Bank stocks	38,988	18,459	559
Purchase of Federal Home Loan Bank and other bank stocks	(47,798)	(35,287)	(20,200)
Proceeds from sale of loans held-for-investment	930,342	575,477	161,638
Net change in time deposits in financial institutions	500	400	(54)
Proceeds from sale of other real estate owned	1,737	909	264
Proceeds from sale of mortgage servicing rights	5	5,862	18,808
Proceeds from sale of premises and equipment	28	50,639	79
Additions to premises and equipment	(44,683)	(83,259)	(11,663)
Funding of equity investment	(23,324)	—	—
Payments of capital lease obligations	(954)	(947)	(901)
Investments in alternative energy partnerships	(57,149)	—	—
Net cash used in investing activities	(2,318,286)	(2,256,550)	(463,154)
Cash flows from financing activities:
Net increase in deposits	2,839,065	1,677,855	676,372
Net increase in short-term Federal Home Loan Bank advances	(390,000)	362,000	143,000
Repayment of long-term Federal Home Loan Bank advances	(50,000)	(465,000)	(10,000)
Proceeds from long-term Federal Home Loan Bank advances	—	400,000	250,000
Net increase in other borrowings	68,000	—	—
Net proceeds from issuance of common stock	175,078	—	103,656
Net proceeds from issuance of preferred stock	120,255	110,873	—
Net proceeds from issuance of long term debt	—	172,304	—
Net proceeds from issuance of tangible equity units	—	—	64,959
Repayment of preferred stock	(42,000)	—	—
Payment of Amortizing Debt	(5,078)	(4,715)	(2,157)
Repayment of Senior Note	(84,750)	—	—
Purchase of treasury stock	—	—	(280)
Cash settlements of stock options	(359)	—	—
Proceeds from exercise of stock options	—	501	993
Dividends paid on stock appreciation rights	(742)	(699)	(471)
Dividends paid on preferred stock	(19,630)	(9,446)	(3,652)
Dividends paid on common stock	(21,844)	(16,955)	(10,669)
Net cash provided by financing activities	2,587,995	2,226,718	1,211,751
Net change in cash and cash equivalents	283,386	(75,075)	121,081
Cash and cash equivalents at beginning of year	156,124	231,199	110,118
Cash and cash equivalents at end of year	$439,510	$156,124	$231,199
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$59,380	$44,810	$32,592
Income taxes paid	42,377	33,429	9,855
Income taxes refunds received	1	19	263
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	3,269	1,598	653
Transfer of loans receivable to loans held for sale, net of transfer of $0, $0 and $613 from allowance for loan and lease losses for the years ended December 31, 2016, 2015 and 2014, respectively	191,666	—	66,334
Transfer of loans held-for-sale to loans held-for-investment	7,115	482,851	117,116
Equipment acquired under capital leases	16	112	1,313
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Orange County, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank.
Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System and the Bank operates under a national bank charter issued by the OCC, its primary regulator. The Bank is a member of the FHLB system, and maintains insurance on deposit accounts with the FDIC.
The Bank offers a variety of financial services to meet the banking and financial needs of the communities the Bank serves, with operations conducted through 39 banking offices, serving San Diego, Los Angeles, and Orange counties, California and 62 loan production offices in California, Arizona, Oregon, Virginia, Colorado, Idaho, North Carolina, and Nevada as of December 31, 2016.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial condition, results of operations or net change in cash or cash equivalents.
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
Cash and cash equivalents: Cash and cash equivalents include cash on hand, interest-bearing deposits with other financial institutions with original maturities under 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased, including overnight borrowings with the FHLB.
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
Investment Securities: Investment securities are classified at the time of purchase as available-for-sale or held-to-maturity. The Company presently has no investment securities classified as held-for-trading. Debt securities classified as held-to-maturity are recorded at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when management intends that they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized holding gains and losses. Unrealized holding gains and losses, net of taxes, are reported in AOCI on the Consolidated Statements of Financial Condition.
Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses from sales of securities are calculated using the specific identification method.
Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, collateralized debt obligations, and collateralized loan obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.
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
Federal Home Loan Bank and Federal Reserve Bank Stock: The Bank is a member of the FHLB and FRB system. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported in Dividends and Other Interest-earning Assets Interest Income on the Consolidated Statements of Operations.
Conforming SFR Mortgage Loans Held-for-Sale: Conforming SFR mortgage loans originated and intended for sale in the secondary market are carried at the fair value as of each balance sheet date, as determined by outstanding commitments from investors or what secondary markets are currently offering for portfolios with similar characteristics. The fair value includes the servicing value of the loans as well as any accrued interest. Conforming SFR mortgage loans held-for-sale are generally sold with servicing rights retained or sold through a flow agreement (See Note 7 for additional information). Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held-for-sale. Gains and losses on sales of conforming SFR mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.
The Company’s conforming SFR mortgage loans held-for-sale at fair value were GSE or Government-eligible at December 31, 2016. These loans are considered to have reliable market price information and the fair value of these loans was based on quoted market prices of similar assets and included the value of loan servicing.
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
Loans and Leases: Loans and leases, other than PCI loans, that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs. The deferred loan fees and costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield over the term of loans and leases using the effective interest method. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status. Generally loans and leases are placed on nonaccrual status when their payments are past due for 90 days or more. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest received on such loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. A charge-off is generally recorded at 180 days past due if the unpaid principal balance exceeds the fair value of the collateral less costs to sell. Commercial and industrial and commercial real estate loans and equipment finance leases are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Loans and leases are returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan or lease.
Allowance for Loan and Lease Losses: The ALLL is a reserve established through a provision for loan and lease loses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the date of the consolidated financial statements. Subsequent recoveries, if any, are credited to the ALLL. The Company performs an analysis of the adequacy of the ALLL at least on a quarterly basis. Management estimates the ALLL balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.
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
A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company evaluates all impaired loans and leases individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and estimated cash flows. Loans for which the terms have been modified by granting a concession that normally would not be provided and where the borrower is experiencing financial difficulties are considered TDRs and classified as impaired.
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

At December 31, 2016, the following loan and lease portfolio segments have been identified:

•	Commercial and industrial (secured, unsecured, securities-backed lines of credit, warehouse lending, and leveraged lending)

•	Commercial real estate (retail, office, industrial, hospitality, and other)

•	Multi-family

•	SBA

•	Construction

•	Leases

•	SFR - 1st deeds of trust (amortizing, interest only now amortizing, interest only, negative amortizing, and Green Loans)

•	Other consumer (SFR, including HELOC - 2nd deeds of trust and other)
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
Troubled Debt Restructurings: A loan is identified as a TDR when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties, the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring to a troubled borrower, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
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
Loans that were acquired during the year ended December 31, 2012 in connection with the Beach Business Bank and Gateway Bancorp acquisitions and during the year ended December 31, 2013 in connection with the The Private Bank of California acquisition that were considered credit impaired were recorded at fair value at the acquisition date and the related ALLL was not carried over to the Company’s ALLL. In addition, the Company acquired one PCI seasoned SFR mortgage loan pool during the year ended December 31, 2016, seven pools of seasoned SFR mortgage loans, which were partially PCI loans, during the year ended December 31, 2015, five pools of seasoned SFR mortgage loans, which were partially PCI loans, during the year ended December 31, 2013, and three pools of PCI seasoned SFR mortgage loans during the year ended December 31, 2012. Any losses on such loans are charged against the non-accretable difference established in purchase accounting and are not reported as charge-offs until such non-accretable difference is fully utilized. These loans were evaluated individually and were not part of the aforementioned pools.
The Company estimates cash flows expected to be collected over the life of the loan using management’s best estimate which is derived using current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased due to a deterioration of credit, the PCI loan is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to the ALLL. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining allowance. If there is no remaining allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from non-accretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. Adjustments in interest rate assumptions and prepayment behavior do not impact the Company’s assessment of credit impairment. The present value of the expected cash flows for PCI loans acquired through mergers with other banks includes, in addition to the above, an evaluation of the creditworthiness of the borrower. Loan dispositions may include sales of loans, receipt of payments in full from the borrower or foreclosure. Write-downs are not recorded on the PCI loan pool until actual losses exceed the remaining non-accretable difference. To date, no write-downs have been recorded for the PCI loans held by the Company.
Other Real Estate Owned: OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged to the ALLL. Gains and losses on the sale of OREO are included in Net Gain on Sales of Other Real Estate Owned, reductions in fair value subsequent to foreclosure are included in Valuation Allowance for Other Real Estate Owned and any subsequent operating expenses or income of such properties are included in All Other Expense on the Consolidated Statements of Operations.

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
The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees are reflected as interest-only (I/O) strips receivable, which is included in Other Assets on the Consolidated Statements of Financial Condition. The I/O strips receivable are carried at fair value, with unrealized gains and losses recorded in the Consolidated Statements of Operations. The Company did not have any I/O strip receivable at December 31, 2016 and 2015.
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

Affordable Housing Fund Investment: The Company has invested in four limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company accounts for these investments under the proportional amortization method. The Company’s ownership in each limited partnership varies from 8 percent to 14 percent. At December 31, 2016 and 2015, the gross investments in these limited partnerships amounted to $29.1 million and $9.2 million, respectively, with the original committed investment amounts to be $29.5 million and $9.5 million, respectively. The unfunded portion was $335 thousand at December 31, 2016. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
The approximate future federal and state tax credits to be generated over a multiple-year period are $2.7 million and $3.1 million at December 31, 2016 and 2015, respectively. The Company had no unused tax credit carryforward. Investment amortization amounted to $394 thousand and $727 thousand for the years ended December 31, 2016 and 2015, respectively.
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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of December 31, 2016, the Company had a net deferred tax asset of $10.0 million, net of no valuation allowance and the Company had a net deferred tax asset of $11.3 million, net of no valuation allowance as of December 31, 2015.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2013. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2012; other state income and franchise tax statutes of limitations vary by state.
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued for interest or penalties at December 31, 2016 and 2015.
Variable Interest Entities: The Company holds ownership interests in certain special purpose entities. The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company performs analyses of whether the Company is the primary beneficiary of VIE on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 20 for additional information.
Alternative Energy Partnerships: The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). The Company is a limited partner in this partnership, which was formed to invest in newly installed residential rooftop solar leases and power purchase agreements. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnership. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. See Note 13 and 20 for additional information.
Stock Employee Compensation Trust: The Company maintains a Stock Employee Compensation Trust (SECT) to fund future employee stock compensation and benefit obligations of the Company. The SECT holds and will release shares of the Company's common stock to be used to fund the Company's obligations during the term of the SECT under certain stock and other employee benefit plans of the Company. The Company accounts for and presents the shares held by the SECT as treasury stock. As the Company allocates the shares to the designated plans, the shares are released from the SECT, and the Company recognizes compensation expenses based on the fair value of the shares on the grant date. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The 2,500,000 unallocated shares of the Company's common stock held by the SECT as of December 31, 2016 were not included in the weighted average number of common shares outstanding for purposes of calculating the Company's earnings per share (EPS). See Note 16, 18 and 20 for additional information.
Earnings Per Common Share: Earnings per common share is computed under the two-class method. Basic EPS is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units (see the discussion of the tangible equity units in Note 18). Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive non-forfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 16.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale and interest rate swap, net of tax, which are recognized as a separate component of stockholders’ equity.
Accounting for Derivative Instruments and Hedging Activities: The Company records its derivative instruments at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition in Other Assets and Accrued Expenses and Other Liabilities, respectively, and has elected to present all derivatives with counterparties on a gross basis. For hedged derivatives, the Company records changes in fair value in AOCI in the Consolidated Statements of Financial Condition and records any hedge ineffectiveness in Other Income in the Consolidated Statements of Operations. For non-hedged derivatives, the Company records changes in fair value in Net Revenue on Mortgage Banking Activities or Other Income in the Consolidated Statements of Operations.
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
Fair Values of Financial Instruments: The Company measures certain assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC Topic 825, "Financial Instruments." Examples of these include impaired loans, long-lived assets, OREO, goodwill, and core deposit intangible assets as well as loans held-for-sale accounted for at the lower of cost or fair value.
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
To increase consistency and comparability of fair value measures, ASC Topic 820, "Fair Value Measurement" established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (i) observable inputs that reflect quoted prices in active markets, (ii) inputs other than quoted prices with observable market data, and (iii) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. The Company assesses the valuation hierarchy for each asset or liability measured at the end of each quarter; as a result assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 3.
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
Adopted Accounting Pronouncements: During the year ended December 31, 2016, the following pronouncement applicable to the Company was adopted:
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

NOTE 2 – BUSINESS COMBINATIONS AND OTHER SALE TRANSACTIONS
The Company completed the following acquisitions between January 1, 2014 and December 31, 2016 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition.
The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

	Acquisition and Date Acquired
	Banco Popular Branches	Renovation Ready
	November 8, 2014	January 31, 2014
	(In thousands)
Assets acquired
Cash and due from banks	$5,532	$—
Loans and leases receivable	1,065,088	—
Premises, equipment, and capital leases	9,002	—
Goodwill	7,653	2,239
Other intangible assets	15,777	761
Other assets	2,301	—
Total assets acquired	$1,105,353	$3,000
Liabilities assumed
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

Building Sale
On June 25, 2015, the Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses in the Consolidated Statements of Operations for the year ended December 31, 2015.
Branch Sale
On September 25, 2015, the Company completed a branch sale transaction to Americas United Bank, a California banking corporation (AUB). In the transaction, the Company sold two branches and certain related assets and deposit liabilities to AUB. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income in the Consolidated Statements of Operations for the year ended December 31, 2015.
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

Year Ended December 31, 2016
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
Commercial Equipment Finance Business Sale
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit from its Commercial Banking segment to Hanmi Bank, a wholly-owned subsidiary of Hanmi Financial Corporation (Hanmi). As part of the transaction, Hanmi acquired $217.2 million of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. An additional $25.4 million of equipment leases were transferred during December 2016. Hanmi retained most of the Company’s former Commercial Equipment Finance employees. The Company recorded a gain on sale of business unit of $2.6 million in its Consolidated Statements of Operations.

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include SBA loan pool securities, GSE and agency securities, private label residential mortgage-backed securities, agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and non-agency corporate bonds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at December 31, 2016 and 2015.
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
	(In thousands)
December 31, 2016
Assets
Securities available-for-sale:
SBA loan pools securities	$1,221	$—	$1,221	$—
Private label residential mortgage-backed securities	117,177	—	117,177	—
Corporate bonds	48,948	—	48,948	—
Collateralized loan obligations	1,406,869	—	1,406,869	—
Commercial mortgage-backed securities		—		—
Agency mortgage-backed securities	807,273	—	807,273	—
Loans held-for-sale, carried at fair value	416,974	—	358,714	58,260
Derivative assets (1)	17,968	—	17,968	—
Mortgage servicing rights (2)	76,121	—	—	76,121
Liabilities
Derivative liabilities (3)	2,116	—	2,116	—
December 31, 2015
Assets
Securities available-for-sale:
SBA loan pools securities	$1,504	$—	$1,504	$—
Private label residential mortgage-backed securities	1,768	—	1,768	—
Corporate bonds	26,152	—	26,152	—
Collateralized loan obligations	111,468	—	111,468	—
Agency mortgage-backed securities	692,704	—	692,704	—
Loans held-for-sale, carried at fair value	379,155	—	360,864	18,291
Derivative assets (1)	9,042	—	9,042	—
Mortgage servicing rights (2)	49,939	—	—	49,939
Liabilities
Derivative liabilities (3)	1,067	—	1,067	—

(1)	Included in Other Assets in the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net in the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Mortgage Servicing Rights	Loans Repurchased from Ginnie Mae Loan Pools	Total
	(In thousands)
Balance at December 31, 2013	$13,535	$—	$13,535
Transfers in (out of) Level 3 (1)	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings-fair value adjustment	(233)	—	(233)
Additions	26,399	—	26,399
Sales and settlements	(20,619)	—	(20,619)
Balance at December 31, 2014	$19,082	$—	$19,082
Transfers in (out of) Level 3 (1)	$—	$1,088	$1,088
Total gains or losses (realized/unrealized):
Included in earnings-fair value adjustment	(3,568)	—	(3,568)
Additions	45,263	18,555	63,818
Sales and settlements	(10,838)	(1,352)	(12,190)
Balance at December 31, 2015	$49,939	$18,291	$68,230
Transfers in (out of) Level 3 (1)	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-fair value adjustment	(5,709)	216	(5,493)
Additions	49,293	51,123	100,416
Sales and settlements	(17,402)	(11,370)	(28,772)
Balance at December 31, 2016	$76,121	$58,260	$134,381

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer.
Loans repurchased from Ginnie Mae Loan pools had aggregated unpaid principal balances of $58.3 million and $18.6 million at December 31, 2016 and 2015, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at December 31, 2016 and 2015:

	Fair Value (In thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2016
Mortgage servicing rights	$76,121	Discounted cash flow	Discount rate	9.11% to 15.00% (10.18%)
			Prepayment rate	7.00% to 39.90% (11.84%)
December 31, 2015
Mortgage servicing rights	$49,939	Discounted cash flow	Discount rate	9.00% to 18.00% (9.75%)
			Prepayment rate	6.07% to 35.01% (11.81%)
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools included an expected loss rate of 1.55 percent and 1.85 percent at December 31, 2016 and 2015, respectively. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

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
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	December 31,
	2016			2015
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
Loans held-for-sale, carried at fair value:
Total loans	$416,974	$407,889	$9,085	$379,155	$368,039	$11,116
Nonaccrual loans	54,151	54,824	(673)	19,576	19,955	(379)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net revenue on mortgage banking activities:
Net gains from fair value changes	$7,365	$11,326	$10,875
Changes in fair value due to instrument-specific credit risk were insignificant for the years ended December 31, 2016, 2015 and 2014. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income in the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held-to-maturity with OTTI are considered to be carried at fair value. The Company did not have any OTTI on securities held-to-maturity at December 31, 2016 or 2015.
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
Other Real Estate Owned Assets: OREO are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $31 thousand, $38 thousand and $32 thousand, respectively, for the years ended December 31, 2016, 2015, and 2014 in All Other Expense in the Consolidated Statements of Operations.
Alternative Investments (Affordable Housing Fund Investment, SBIC, and Other Investment): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The Company also invests in certain alternative energy partnerships formed to provide sustainable energy projects that are accounted for under the equity method. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $335 thousand, $12.2 million, and $42.7 million for Affordable House Fund Investment, SBIC, and Other Investments, including investments in alternative energy partnerships, at December 31, 2016, respectively. The Company recorded no impairment on these investments.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Assets
Impaired loans:
Single family residential mortgage	$2,956	$—	$—	$2,956
Other real estate owned:
Single family residential	2,502	—	—	2,502
December 31, 2015
Assets
Impaired loans:
Single family residential mortgage	$3,585	$—	$—	$3,585
Commercial and industrial	1,073	—	—	1,073
Other real estate owned:
Single family residential	1,097	—	—	1,097
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Impaired loans:
Single family residential mortgage	$—	$—	$(375)
Commercial real estate	—	—	88
SBA	—	4	—
Other consumer	—	—	(2)
SBA servicing assets	—	—	(42)
Other real estate owned	(235)	(15)	34

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets
Cash and cash equivalents	$439,510	$439,510	$—	$—	$439,510
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,381,488	—	2,381,488	—	2,381,488
Securities held-to-maturity	884,234	—	899,743	—	899,743
Federal Home Loan Bank and other bank stock	67,842	—	67,842	—	67,842
Loans held-for-sale	704,651	—	652,928	58,260	711,188
Loans and leases receivable, net of allowance	5,994,308	—	—	5,999,791	5,999,791
Accrued interest receivable	36,382	36,382	—	—	36,382
Derivative assets	17,968	—	17,968	—	17,968
Financial liabilities
Deposits	9,142,150	—	—	8,908,406	8,908,406
Advances from Federal Home Loan Bank	490,000	—	490,351	—	490,351
Other borrowings	67,922	—	68,000	—	68,000
Long term debt	175,378	—	174,006	—	174,006
Derivative liabilities	2,116	—	2,116	—	2,116
Accrued interest payable	4,114	4,114	—	—	4,114
December 31, 2015
Financial assets
Cash and cash equivalents	$156,124	$156,124	$—	$—	$156,124
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	833,596	—	833,596	—	833,596
Securities held-to-maturity	962,203	—	932,285	—	932,285
Federal Home Loan Bank and other bank stock	59,069	—	59,069	—	59,069
Loans held-for-sale	668,841	—	654,559	18,291	672,850
Loans and leases receivable, net of allowance	5,148,861	—	—	5,244,251	5,244,251
Accrued interest receivable	22,800	22,800	—	—	22,800
Derivative assets	9,042	—	9,042	—	9,042
Financial liabilities
Deposits	6,303,085	—	—	6,010,606	6,010,606
Advances from Federal Home Loan Bank	930,000	—	929,727	—	929,727
Long term debt	261,876	—	264,269	—	264,269
Derivative liabilities	1,067	—	1,067	—	1,067
Accrued interest payable	4,234	4,234	—	—	4,234

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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Held-to-maturity
Corporate bonds	$240,090	$13,032	$(91)	$253,031
Collateralized loan obligations	338,226	1,461	(61)	339,626
Commercial mortgage-backed securities	305,918	2,949	(1,781)	307,086
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Available-for-sale
SBA loan pool securities	$1,221	$—	$—	$1,221
Private label residential mortgage-backed securities	121,397	18	(4,238)	117,177
Corporate bonds	48,574	482	(108)	48,948
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Agency mortgage-backed securities	830,682	9	(23,418)	807,273
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
December 31, 2015
Held-to-maturity
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligations	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Available-for-sale
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligations	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596
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

	December 31, 2016
	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	15,000	15,084	31,500	31,910
Five to ten years	225,090	237,947	17,074	17,038
Greater than ten years	—	—	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	644,144	646,712	2,348,394	2,332,540
Total	$884,234	$899,743	$2,396,968	$2,381,488
At December 31, 2016 and 2015, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$30,919	$3,260	$1,221
Gross realized losses on sales and calls of securities available-for-sale	(1,514)	(2)	(38)
Net realized gains on sales and calls of securities available-for-sale	$29,405	$3,258	$1,183
Proceeds from sales and calls of securities available-for-sale	$4,148,003	$989,786	$111,764
Tax expense on sales and calls of securities available-for-sale	$12,218	$1,368	$498
Investment securities with carrying values of $581.8 million and $47.9 million as of December 31, 2016 and 2015, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2016
Held-to-maturity
Corporate bonds	$9,907	$(91)	$—	$—	$9,907	$(91)
Collateralized loan obligations	10,056	(6)	56,095	(55)	66,151	(61)
Commercial mortgage-backed securities	60,221	(1,781)	—	—	60,221	(1,781)
Total securities held-to-maturity	$80,184	$(1,878)	$56,095	$(55)	$136,279	$(1,933)
Available-for-sale
SBA loan pool securities	$1,221	$—	$—	$—	$1,221	$—
Private label residential mortgage-backed securities	$116,216	$(4,238)	$230	$—	$116,446	$(4,238)
Corporate bonds	—	—	3,530	(108)	3,530	(108)
Collateralized loan obligations	187,592	(674)	—	—	187,592	(674)
Agency mortgage-backed securities	805,803	(23,410)	760	(8)	806,563	(23,418)
Total securities available-for-sale	$1,110,832	$(28,322)	$4,520	$(116)	$1,115,352	$(28,438)
December 31, 2015
Held-to-maturity
Corporate bonds	$190,332	$(20,946)	$—	$—	$190,332	$(20,946)
Collateralized loan obligations	411,207	(5,077)	—	—	411,207	(5,077)
Commercial mortgage-backed securities	277,351	(4,191)	—	—	277,351	(4,191)
Total securities held-to-maturity	$878,890	$(30,214)	$—	$—	$878,890	$(30,214)
Available-for-sale
Private label residential mortgage-backed securities	$—	$—	$403	$(1)	$403	$(1)
Corporate bonds	26,152	(505)	—	—	26,152	(505)
Collateralized loan obligations	72,204	(282)	—	—	72,204	(282)
Agency mortgage-backed securities	599,814	(4,459)	6,832	(123)	606,646	(4,582)
Total securities available-for-sale	$698,170	$(5,246)	$7,235	$(124)	$705,405	$(5,370)
The Company did not record OTTI for investment securities for the years ended December 31, 2016, 2015 and 2014.
At December 31, 2016, the Company’s securities available-for-sale portfolio consisted of 161 securities, 59 of which were in an unrealized loss position and securities held-to-maturity consisted of 87 securities, 15 of which were in an unrealized loss position. Overall improvement on both held-to-maturity and available-for-sale portfolios at December 31, 2016 were mainly due to tighter credit spreads at December 31, 2016 and improvement in the economic sectors for the bond issuers. The unrealized losses were attributable to higher market interest rates at December 31, 2016 which negatively impacted the fair value of fixed rate agency mortgage backed securities.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of December 31, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI.

As of December 31, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.
NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	NTM Loans	Traditional Loans and Leases	Total NTM and Traditional Loans and Leases	PCI Loans	Total Loans and Leases Receivable
	($ in thousands)
December 31, 2016
Commercial:
Commercial and industrial	$—	$1,518,200	$1,518,200	$4,760	$1,522,960
Commercial real estate	—	728,777	728,777	1,182	729,959
Multi-family	—	1,365,262	1,365,262	—	1,365,262
SBA	—	71,168	71,168	2,672	73,840
Construction	—	125,100	125,100	—	125,100
Lease financing	—	379	379	—	379
Consumer:
Single family residential mortgage	794,120	1,091,829	1,885,949	133,212	2,019,161
Green Loans (HELOC) - first liens	87,469	—	87,469	—	87,469
Green Loans (HELOC) - second liens	3,559	—	3,559	—	3,559
Other consumer	—	107,063	107,063	—	107,063
Total loans and leases	$885,148	$5,007,778	$5,892,926	$141,826	$6,034,752
Percentage to total loans and leases	14.7%	83.0%	97.7%	2.3%	100.0%
Allowance for loan and lease losses					(40,444)
Loans and leases receivable, net					$5,994,308
December 31, 2015
Commercial:
Commercial and industrial	$—	$876,146	$876,146	$853	$876,999
Commercial real estate	—	718,108	718,108	9,599	727,707
Multi-family	—	904,300	904,300	—	904,300
SBA	—	54,657	54,657	3,049	57,706
Construction	—	55,289	55,289	—	55,289
Lease financing	—	192,424	192,424	—	192,424
Consumer:					—
Single family residential mortgage	675,960	775,263	1,451,223	699,230	2,150,453
Green Loans (HELOC) - first liens	105,131	—	105,131	—	105,131
Green Loans (HELOC) - second liens	4,704	—	4,704	—	4,704
Other consumer	113	109,568	109,681	—	109,681
Total loans and leases	$785,908	$3,685,755	$4,471,663	$712,731	$5,184,394
Percentage to total loans and leases	15.2%	71.1%	86.3%	13.7%	100.0%
Allowance for loan and lease losses					(35,533)
Loans and leases receivable, net					$5,148,861

Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, fixed or adjustable rate hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2016 and 2015, the NTM loans totaled $885.1 million, or 14.7 percent of total loans and leases, and $785.9 million, or 15.2 percent of total loans and leases, respectively. The total NTM portfolio increased by $99.2 million, or 12.6 percent, during the year ended December 31, 2016.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2016			2015
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	107	$87,469	9.9%	121	$105,131	13.4%
Interest only - first liens	522	784,364	88.6%	521	664,358	84.4%
Negative amortization	22	9,756	1.1%	30	11,602	1.5%
Total NTM - first liens	651	881,589	99.6%	672	781,091	99.3%
Green Loans (HELOC) - second liens	12	3,559	0.4%	16	4,704	0.6%
Interest only - second liens	—	—	—%	1	113	0.1%
Total NTM - second liens	12	3,559	0.4%	17	4,817	0.7%
Total NTM loans	663	885,148	100.0%	689	785,908	100.0%
Total loans and leases		$6,034,752			$5,184,394
Percentage to total loans and leases		14.7%			15.2%
Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At December 31, 2016 and 2015, Green Loans totaled $91.0 million and $109.8 million, respectively. At December 31, 2016 and 2015, $0 and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2016 and 2015, interest only loans totaled $784.4 million and $664.5 million, respectively. At December 31, 2016 and 2015, $467 thousand and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $9.8 million and $11.6 million at December 31, 2016 and 2015, respectively. The Company discontinued origination of negative amortization loans in 2007. At December 31, 2016 and 2015, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
Non-Traditional Mortgage Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at December 31, 2016 by FICO scores that were obtained during the quarter ended December 31, 2016, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2015:

	December 31, 2016
	By FICO Scores Obtained During the Quarter Ended December 31, 2016			By FICO Scores Obtained During the Quarter Ended December 31, 2015			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	16	$9,586	11.0%	20	$13,831	15.8%	(4)	$(4,245)	(4.8)%
700-799	55	43,337	49.5%	55	44,310	50.7%	—	(973)	(1.2)%
600-699	28	27,327	31.2%	21	21,039	24.1%	7	6,288	7.1%
<600	1	1,800	2.1%	3	2,573	2.9%	(2)	(773)	(0.8)%
No FICO score	7	5,419	6.2%	8	5,716	6.5%	(1)	(297)	(0.3)%
Totals	107	$87,469	100.0%	107	$87,469	100.0%	—	$—	—%

Loan to Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2016
< 61	45	$39,105	44.7%	196	$336,744	42.9%	16	$7,043	72.2%	257	$382,892	43.4%
61-80	52	41,732	47.7%	306	434,269	55.4%	6	2,713	27.8%	364	478,714	54.3%
81-100	10	6,632	7.6%	8	8,828	1.1%	—	—	—%	18	15,460	1.8%
> 100	—	—	—%	12	4,523	0.6%	—	—	—%	12	4,523	0.5%
Total	107	$87,469	100.0%	522	$784,364	100.0%	22	$9,756	100.0%	651	$881,589	100.0%
December 31, 2015
< 61	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61-80	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81-100	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%
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
The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At December 31, 2016 and 2015, the reserve for unfunded loan commitments was $2.4 million and $2.1 million, respectively.
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
The following table presents a summary of activity in the ALLL for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$35,533	$29,480	$18,805
Loans and leases charged-off	(2,618)	(1,942)	(923)
Recoveries of loans and leases previously charged off	2,258	526	1,235
Transfer of loans to held-for-sale	—	—	(613)
Provision for loan and lease losses	5,271	7,469	10,976
Balance at end of year	$40,444	$35,533	$29,480

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2016:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$35,533
Charge-offs	(166)	(414)	—	—	—	(974)	(1,057)	(7)	(2,618)
Recoveries	225	807	169	500	—	283	248	26	2,258
Provision	1,675	822	5,195	(244)	485	(1,498)	(970)	(194)	5,271
Balance at December 31, 2016	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$243	$—	$243
Collectively evaluated for impairment	7,584	5,462	11,376	920	2,015	6	11,752	982	40,097
Acquired with deteriorated credit quality	—	5	—	19	—	—	80	—	104
Total ending ALLL	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Loans and leases:
Individually evaluated for impairment	$2,429	$—	$—	$—	$—	$—	$10,629	$294	$13,352
Collectively evaluated for impairment	1,515,771	728,777	1,365,262	71,168	125,100	379	1,962,789	110,328	5,879,574
Acquired with deteriorated credit quality	4,760	1,182	—	2,672	—	—	133,212	—	141,826
Total ending loans and leases	$1,522,960	$729,959	$1,365,262	$73,840	$125,100	$379	$2,106,630	$110,622	$6,034,752

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2015:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$29,480
Charge-offs	(33)	(259)	—	(106)	—	(1,541)	—	(3)	(1,942)
Recoveries	8	132	3	288	—	79	—	16	526
Provision	(1,035)	539	(1,170)	166	684	2,784	6,662	(1,161)	7,469
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$35,533
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$331	$—	$369
Collectively evaluated for impairment	5,754	4,140	6,012	664	1,530	2,195	13,506	1,157	34,958
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	206
Total ending ALLL	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$35,533
Loans and leases:
Individually evaluated for impairment	$7,159	$312	$—	$3	$—	$—	$26,256	$553	$34,283
Collectively evaluated for impairment	868,987	717,796	904,300	54,654	55,289	192,424	1,530,098	113,832	4,437,380
Acquired with deteriorated credit quality	853	9,599	—	3,049	—	—	699,230	—	712,731
Total ending loans and leases	$876,999	$727,707	$904,300	$57,706	$55,289	$192,424	$2,255,584	$114,385	$5,184,394

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	December 31,
	2016			2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,478	$2,429	$—	$6,244	$6,086	$—
Commercial real estate	—	—	—	1,200	312	—
SBA	—	—	—	22	3	—
Consumer:
Single family residential mortgage	8,865	8,887	—	24,224	22,671	—
Other consumer	294	294	—	553	553	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	1,072	1,073	38
Consumer:
Single family residential mortgage	1,772	1,742	243	3,575	3,585	331
Total	$13,409	$13,352	$243	$36,890	$34,283	$369

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Year Ended December 31,
	2016			2015			2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
Commercial:
Commercial and industrial	$3,490	$183	$208	$6,750	$305	$302	$4,166	$92	$133
Commercial real estate	148	24	24	353	37	37	2,865	110	125
Multi-family	—	—	—	395	13	15	1,653	43	43
SBA	—	—	—	7	2	—	3	—	—
Consumer:
Single family residential mortgage	27,150	862	835	25,093	869	885	16,285	390	405
Other consumer	294	8	9	424	12	13	580	25	24
Total	$31,081	$1,077	$1,076	$33,022	$1,238	$1,252	$25,552	$660	$730

Non-accrual Loans and Leases
The following table presents non-accrual loans and leases, excluding PCI loans, and loans past due 90 days or more and still accruing as of the dates indicated:

	December 31,
	2016			2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
			(In thousands
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $0 in 2016 and 2015	467	14,475	14,942	14,703	30,426	45,129
The following table presents the composition of nonaccrual loans and leases, excluding PCI loans, as of the dates indicated:

	December 31,
	2016			2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
			(In thousands)
Commercial:
Commercial and industrial	$—	$3,544	$3,544	$—	$4,383	$4,383
Commercial real estate	—	—	—	—	1,552	1,552
Multi-family	—	—	—	—	642	642
SBA	—	619	619	—	422	422
Lease financing	—	109	109	—	598	598
Consumer:
Single family residential mortgage	467	9,820	10,287	4,615	22,615	27,230
Green Loans (HELOC) - first liens	—	—	—	10,088	—	10,088
Other consumer	—	383	383	—	214	214
Total nonaccrual loans and leases	$467	$14,475	$14,942	$14,703	$30,426	$45,129
Loans in Process of Foreclosure
At December 31, 2016 and 2015, the Company's SFR mortgage loans of $2.2 million and $5.6 million, respectively, were in the process of foreclosure.

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2016, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$4,193	$—	$467	$4,660	$789,460	$794,120
Green Loans (HELOC) - first liens	—	—	—	—	87,469	87,469
Green Loans (HELOC) - second liens	—	—	—	—	3,559	3,559
Other consumer	—	—	—	—	—	—
Total NTM loans	4,193	—	467	4,660	880,488	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	412	463	3,385	4,260	1,513,940	1,518,200
Commercial real estate	—	—	—	—	728,777	728,777
Multi-family	—	—	—	—	1,365,262	1,365,262
SBA	15	2	482	499	70,669	71,168
Construction	1,529	—	—	1,529	123,571	125,100
Lease financing	—	—	109	109	270	379
Consumer:
Single family residential mortgage	11,225	1,345	9,393	21,963	1,069,866	1,091,829
Other consumer	10,023	933	382	11,338	95,725	107,063
Total traditional loans and leases	23,204	2,743	13,751	39,698	4,968,080	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	—	156	156	4,604	4,760
Commercial real estate	—	—	—	—	1,182	1,182
SBA	300	232	328	860	1,812	2,672
Consumer:
Single family residential mortgage	10,483	4,063	2,093	16,639	116,573	133,212
Total PCI loans	10,783	4,295	2,577	17,655	124,171	141,826
Total loans and leases	$38,180	$7,038	$16,795	$62,013	$5,972,739	$6,034,752

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2015, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$3,935	$—	$3,447	$7,382	$668,578	$675,960
Green Loans (HELOC) - first liens	7,913	—	—	7,913	97,218	105,131
Green Loans (HELOC) - second liens	—	—	—	—	4,704	4,704
Other consumer	—	—	—	—	113	113
Total NTM loans	11,848	—	3,447	15,295	770,613	785,908
Traditional loans and leases:
Commercial:
Commercial and industrial	23	4,984	544	5,551	870,595	876,146
Commercial real estate	—	—	911	911	717,197	718,108
Multi-family	223	—	432	655	903,645	904,300
SBA	—	162	173	335	54,322	54,657
Construction	—	—	—	—	55,289	55,289
Lease financing	2,005	1,041	394	3,440	188,984	192,424
Consumer:
Single family residential mortgage	15,762	3,887	17,226	36,875	738,388	775,263
Other consumer	—	11	211	222	109,346	109,568
Total traditional loans and leases	18,013	10,085	19,891	47,989	3,637,766	3,685,755
PCI loans:
Commercial:
Commercial and industrial	—	—	176	176	677	853
Commercial real estate	—	—	1,425	1,425	8,174	9,599
SBA	386	163	621	1,170	1,879	3,049
Consumer:
Single family residential mortgage	33,507	6,235	4,672	44,414	654,816	699,230
Total PCI loans	33,893	6,398	6,894	47,185	665,546	712,731
Total loans and leases	$63,754	$16,483	$30,232	$110,469	$5,073,925	$5,184,394

Troubled Debt Restructurings
TDRs of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2016			2015			2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Consumer:
Single family residential mortgage	42	$10,278	$10,273	13	$4,571	$4,493	5	$1,245	$1,229
Other consumer	—	—	—	1	261	259	1	294	294
Total	42	$10,278	$10,273	14	4,832	$4,752	$6	$1,539	$1,523
The following table summarizes the TDRs by modification type for the periods indicated:

	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Chapter 7 Bankruptcy		Other		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
Year ended December 31, 2016
Single family residential mortgage	34	$8,622	4	$780	2	$146	1	$519	1	$206	42	$10,273
Total	34	$8,622	4	$780	2	$146	1	$519	1	$206	42	$10,273
Year ended December 31, 2015
Single family residential mortgage	—	$—	—	$—	—	$—	13	$4,493	—	$—	13	$4,493
Other consumer	—	—	—	—	—	—	1	259	—	—	1	259
Total	—	$—	—	$—	—	$—	14	$4,752	—	$—	14	$4,752
Year ended December 31, 2014
Single family residential mortgage	—	$—	—	$—	—	$—	5	$1,229	—	$—	5	$1,229
Other consumer	—	—	—	—	—	—	1	294	—	—	1	294
Total	—	$—	—	$—	—	$—	6	$1,523	—	$—	6	$1,523

For the years ended December 31, 2016, 2015, and 2014, there were no loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the periods.
Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	December 31,
	2016			2015
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
			(In thousands)
Commercial:
SBA	$—	$—	$—	$—	$3	$3
Consumer:
Single family residential mortgage	853	1,440	2,293	1,015	5,841	6,856
Green Loans (HELOC) - first liens	2,240	—	2,240	2,400	—	2,400
Green Loans (HELOC) - second liens	294	—	294	553	—	553
Total	$3,387	$1,440	$4,827	$3,968	$5,844	$9,812
The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as troubled debt restructurings as of December 31, 2016 and 2015.
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
Pass: Loans and leases classified as pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful.”
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

The following table presents the risk categories for total loans and leases as of December 31, 2016:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$792,179	$1,474	$467	$—	$—	$794,120
Green Loans (HELOC) - first liens	85,460	2,009	—	—	—	87,469
Green Loans (HELOC) - second liens	3,559	—	—	—	—	3,559
Other consumer	—	—	—	—	—	—
Total NTM loans	881,198	3,483	467	—	—	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	1,508,636	844	8,642	78	—	1,518,200
Commercial real estate	725,861	1,350	1,566	—	—	728,777
Multi-family	1,365,262	—	—	—	—	1,365,262
SBA	70,508	—	660	—	—	71,168
Construction	123,571	1,529	—	—	—	125,100
Lease financing	270	—	109	—	—	379
Consumer:
Single family residential mortgage	1,080,664	950	10,215	—	—	1,091,829
Other consumer	106,632	48	383	—	—	107,063
Total traditional loans and leases	4,981,404	4,721	21,575	78	—	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	4,056	704	—	—	4,760
Commercial real estate	1,182	—	—	—	—	1,182
SBA	1,268	—	1,404	—	—	2,672
Consumer:
Single family residential mortgage	—	—	—	—	133,212	133,212
Total PCI loans	2,450	4,056	2,108	—	133,212	141,826
Total loans and leases	$5,865,052	$12,260	$24,150	$78	$133,212	$6,034,752

The following table presents the risk categories for total loans and leases as of December 31, 2015:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$660,683	$11,731	$3,546	$—	$—	$675,960
Green Loans (HELOC) - first liens	87,967	2,329	14,835	—	—	105,131
Green Loans (HELOC) - second liens	4,704	—	—	—	—	4,704
Other consumer	113	—	—	—	—	113
Total NTM loans	753,467	14,060	18,381	—	—	785,908
Traditional loans and leases:
Commercial:
Commercial and industrial	860,993	3,175	11,978	—	—	876,146
Commercial real estate	707,238	4,788	6,082	—	—	718,108
Multi-family	901,578	403	2,319	—	—	904,300
SBA	53,078	1,132	447	—	—	54,657
Construction	55,289	—	—	—	—	55,289
Lease financing	190,976	—	1,448	—	—	192,424
Consumer:
Single family residential mortgage	738,196	12,301	24,766	—	—	775,263
Other consumer	109,206	148	214	—	—	109,568
Total traditional loans and leases	3,616,554	21,947	47,254	—	—	3,685,755
PCI loans:
Commercial:
Commercial and industrial	54	—	799	—	—	853
Commercial real estate	5,621	523	3,455	—	—	9,599
SBA	988	—	2,061	—	—	3,049
Consumer:
Single family residential mortgage	—	—	139	—	699,091	699,230
Total PCI loans	6,663	523	6,454	—	699,091	712,731
Total loans and leases	$4,376,684	$36,530	$72,089	$—	$699,091	$5,184,394

Purchased Credit Impaired Loans
During the years ended December 31, 2016, 2015, and 2014, the Company acquired loans through business acquisitions and purchases of loan pools for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans as of the dates indicated:

	December 31,
	2016		2015
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$5,029	$4,760	$1,001	$853
Commercial real estate	1,613	1,182	11,255	9,599
SBA	3,771	2,672	4,033	3,049
Consumer:
Single family residential mortgage	153,867	133,212	764,814	699,230
Total	$164,280	$141,826	$781,103	$712,731
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$205,549	$92,301	$126,336
New loans or leases purchased	23,568	138,046	—
Accretion of income	(34,616)	(23,441)	(25,335)
Increase (decrease) in expected cash flows	(10,650)	19,852	29,267
Disposals	(142,670)	(21,209)	(37,967)
Balance at end of year	$41,181	$205,549	$92,301
The decrease in expected cash flows for the year ended December 31, 2016 was not related to credit quality of PCI loans.
The following table presents loans purchased and acquired through business acquisitions at acquisition dates for which it was probable at acquisition that all contractually required payments would not be collected for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Consumer:
Single family residential mortgage	103,799	571,245	—
Outstanding unpaid principal balance at acquisition	$103,799	$571,245	$—
Cash flows expected to be collected at acquisitions	$114,552	$667,224	$—
Fair value of acquired loans at acquisition	$90,984	$529,178	$—
The following table summarizes purchases and sales of loan pools for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Number of purchase transactions	1	7	—
Total unpaid principal balance of purchased loan pools at acquisition	$103,799	$622,135	$—
Total fair value of purchased loan pools at acquisition	90,984	578,666	—
Total unpaid principal balance of purchased PCI loan pools at acquisition	103,799	571,245	—
Total fair value of purchased PCI loan pools at acquisition	90,984	529,178	—
Total unpaid principal balance of sold PCI loan pools	606,722	52,392	91,915
Total fair value of sold PCI loan pools	557,950	32,483	56,713
Gain on sale of PCI loan pools	19,206	9,405	11,820

Purchases and Sales
The following table presents loans and leases purchased and/or sold by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations or sold in sale of business unit, and PCI loans for the periods indicated:

	Year Ended December 31,
	2016			2015			2014
	Purchases	Sales	Transfers from (to) Held-For-Sale	Purchases	Sales	Transfers from (to) Held-For-Sale	Purchases	Sales	Transfers from (to) Held-For-Sale
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$(1,757)	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	(2,792)	—	—	3,762	—	—	—
Multi-family	—	—	(81,780)	—	(242,580)	—	—	—	—
SBA	—	—	—	—	(3,599)	—	—	(7,838)	(4,303)
Construction	—	—	—	—	—	—	—	—	—
Lease financing	91,247	(19,741)	—	127,043	—	—	38,572	—	—
Consumer:
Single family residential mortgage	—	(149,413)	(98,222)	49,488	(165,915)	479,089	—	(82,552)	55,085
Total	$91,247	$(169,154)	$(184,551)	$176,531	$(412,094)	$482,851	$38,572	$(90,390)	$50,782
The Company purchased the above loans and leases at a net discount of $0, $1.4 million, and $0 for the years ended December 31, 2016, 2015, and 2014, respectively. For the purchased loans and leases disclosed above, the Company did not incur any specific allowances for loan and lease losses during the years ended December 31, 2016, 2015, and 2014. The Company determined that it was probable at acquisition that all contractually required payments would be collected. The sales of loans and leases above exclude the transfer of equipment leases totaling $242.7 million in the sale of the Commercial Equipment Finance business unit to Hanmi during the year ended December 31, 2016. See Note 2 for additional information.

NOTE 6 – PREMISES, EQUIPMENT, AND CAPITAL LEASES, NET
The following table presents the summary of premises, equipment, and capital lease, net, as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Land	$11,130	$11,130
Building and improvement	87,393	78,358
Furniture, fixtures, and equipment	45,581	34,235
Leasehold improvements	16,034	11,671
Construction in process	20,435	1,793
Total	180,573	137,187
Less accumulated depreciation	(36,956)	(25,648)
Premises, equipment, and capital lease, net	$143,617	$111,539
On November 12, 2015, the Company purchased a certain real property located at 3 MacArthur Place, Santa Ana, California at a purchase price of approximately $77.0 million in cash.
On September 25, 2015, the Company sold two branch locations to AUB. The transaction included net book values of $47 thousand of leasehold improvements and $30 thousand of furniture, fixtures, and equipment at the transaction date.
On June 25, 2015, the Company sold a certain improved real property located 1588 South Coast Drive, Costa Mesa, California at a book value of $42.3 million at the transaction date.
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group. The transaction included net book values of $88 thousand of furniture, fixtures, and equipment and $57 thousand of leasehold improvements at the transaction date.
During the year ended December 31, 2016, the Company recorded an impairment loss of $595 thousand on previously capitalized software projects in All Other Expense in the Consolidated Statements of Operations. There were no impairment losses on premises, equipment, and capital leases for the years ended December 31, 2015 and 2014.
The Company recognized depreciation expense of $11.7 million, $9.2 million and $6.8 million for years ended December 31, 2016, 2015, and 2014, respectively.
The Company leases certain equipment under capital leases. Capital leases totaled $1.4 million and $2.3 million at December 31, 2016 and 2015, respectively. The lease arrangements require monthly payments through 2019.
The Company leases certain properties under operating leases. Total rent expense for the years ended December 31, 2016, 2015, and 2014 amounted to $16.8 million, $16.4 million and $13.0 million, respectively. Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2016 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.
The following table presents the future commitments under operating leases and capital leases as of December 31, 2016:

	2017	2018	2019	2020	2021 and After	Total
	(In thousands)
Commitments under operating leases	$13,370	$9,677	$6,636	$5,528	$5,887	$41,098
Commitments under capital lease	948	416	53	—	—	1,417
Total	$14,318	$10,093	$6,689	$5,528	$5,887	$42,515

NOTE 7 – SERVICING RIGHTS
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
Income from servicing rights was $5.4 million, $3.0 million and $4.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company recognized losses on the fair value and runoff of servicing rights of $17.7 million, $8.8 million and $1.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. These losses were partially offset by increases in servicing fees. The Company recognized servicing fees of $23.1 million, $11.7 million, and $5.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decrease in fair value of servicing rights was due to increases in prepayment speeds, higher yield, and shorter weighted average life, and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained. These amounts are reported in Loan Servicing Income in the Consolidated Statements of Operations.
During the year ended December 31, 2016, the Company entered into a flow agreement establishing general terms for the purchase and sale to a third party MSR investor in connection with future residential mortgage loan sales to GSEs. The flow agreement will allow the Company to sell its MSRs to a third party MSR investor contemporaneous with the Company’s sales of its servicing retained residential mortgages to the GSEs. Accordingly, entering into the flow agreement is expected to reduce the impact of volatility associated with the Company's MSRs by allowing the Company to sell its MSRs immediately, thus reducing the Company's exposure to market and other conditions. The Company sold MSRs of $5.4 million, representing $525.6 million of total principal balance, through the flow agreement during the year ended December 31, 2016.
On February 1, 2017, the Company and the third party MSR investor agreed to suspend MSR flow sales due to Company announcements concerning the Special Committee investigation and management changes at the Company. The Company is currently exploring options for selling MSRs contemporaneously with the sale of SFR mortgage loans to the GSEs as well as the Company’s existing MSRs.
The following table presents a composition of servicing rights as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Mortgage servicing rights, at fair value	$76,121	$49,939
SBA servicing rights, at cost	1,496	788
Total	$77,617	$50,727
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at December 31, 2016 and 2015 was $7.58 billion and $4.77 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $34.2 million and $21.1 million at December 31, 2016 and 2015, respectively.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs as of the dates indicated:

	December 31,
	2016	2015
	($ in thousands)
Fair value of retained MSRs	$76,121	$49,939
Discount rate	10.18%	9.75%
Constant prepayment rate	11.84%	11.81%
Weighted-average life	6.50 years	6.48 years

The following table presents activity in the MSRs for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$49,939	$19,082	$13,535
Additions	49,293	45,263	26,399
Changes in fair value resulting from valuation inputs or assumptions	(5,709)	(3,568)	(233)
Sales of servicing rights	(5,382)	(5,862)	(17,773)
Other—loans paid off	(12,020)	(4,976)	(2,846)
Balance at end of year	$76,121	$49,939	$19,082
SBA Servicing Rights
The Company used a discount rate of 7.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$788	$484	$348
Additions	877	597	261
Amortization, including prepayments	(157)	(71)	(83)
Impairment	(12)	(222)	(42)
Balance at end of year	$1,496	$788	$484
NOTE 8 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$1,097	$423	$—
Additions	3,269	1,598	653
Sales and net direct write-downs	(1,833)	(886)	(198)
Net change in valuation allowance	(31)	(38)	(32)
Balance at end of year	$2,502	$1,097	$423
The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$70	$32	$—
Additions	31	38	32
Net direct write-downs and removals from sale	(95)	—	—
Balance at end of year	$6	$70	$32
The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net (loss) gain on sales	$(96)	$23	$66
Operating expenses, net of rental income	(108)	—	—
Total	$(204)	$23	$66

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At December 31, 2016, the Company had goodwill of $39.2 million related to the following acquisitions: BPNA Branch Acquisition, RenovationReady, CS Financial, PBOC, and Beach Business Bank acquisitions. The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Goodwill balance at beginning of the year	$39,244	$31,591	$30,143
Goodwill acquired during the year	—	—	2,239
Goodwill adjustments for purchase accounting	—	7,653	(791)
Impairment losses	—	—	—
Goodwill balance at end of year	$39,244	$39,244	$31,591
Accumulated impairment losses at end of year	$—	$—	$—
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
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of December 31, 2016, the weighted average remaining amortization period for core deposit intangibles was approximately 6.6 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of five years. As of December 31, 2016, the remaining amortization period for customer relationship intangible was approximately 2.1 years. Trade name intangibles, related to the RenovationReady acquisition, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2016
Core deposit intangibles	$30,904	$17,656	$13,248
Customer relationship intangible	670	391	279
Trade name intangibles	90	—	90
December 31, 2015
Core deposit intangibles	$30,904	$12,939	$17,965
Customer relationship intangible	670	257	413
Trade name intangibles	780	—	780
The Company recorded impairment on intangible assets of $690 thousand, $258 thousand, and $48 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote related off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which is the Bank's wholly owned subsidiary. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB. During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to the Beach Business Bank acquisition of $48 thousand due to lower remaining deposit balances than forecasted. This impairment losses recognized related to intangible assets are recorded in Impairment of Intangible Assets on the Consolidated Statements of Operations.

Aggregate amortization of intangible assets was $4.9 million, $5.8 million and $4.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The following table presents estimated future amortization expenses as of December 31, 2016:

	2017	2018	2019	2020	2021 and After	Total
	(In thousands)
Estimated future amortization expense	$4,029	$3,173	$2,174	$1,518	$2,633	$13,527
The Company realigned its management reporting structure at December 31, 2014, and accordingly its segment reporting structures and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting units using a relative fair value approach. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Banking segment and Mortgage Banking segment, respectively, at December 31, 2016. See Note 23 for additional information.
NOTE 10 – DEPOSITS
The following table presents the components of interest-bearing deposits as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Interest-bearing demand deposits	$2,048,839	$1,697,055
Money market accounts	2,731,314	1,479,931
Savings accounts	1,118,175	823,618
Certificates of deposit of under $100,000	1,300,733	633,372
Certificates of deposit of $100,000 through $250,000	249,502	250,868
Certificates of deposit of more than $250,000	410,958	297,117
Total interest-bearing deposits	$7,859,521	$5,181,961
As of December 31, 2016, the Bank had brokered deposits of $2.25 billion, which represented 20.4 percent of total assets. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.
The following table presents scheduled maturities of certificates of deposit as of December 31, 2016:

	2017	2018	2019	2020	2021 and After	Total
	(In thousands)
Certificates of deposit of under $100,000	$1,276,563	$15,724	$4,068	$2,963	$1,415	$1,300,733
Certificates of deposit of $100,000 through $250,000	197,071	46,934	4,102	1,218	177	249,502
Certificates of deposit of more than $250,000	370,253	12,094	25,404	323	2,884	410,958
Total certificates of deposit	$1,843,887	$74,752	$33,574	$4,504	$4,476	$1,961,193

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At December 31, 2016, $150.0 million of the Bank's advances from FHLB were fixed rate and had interest rates ranging from 0.69 percent to 1.61 percent with a weighted average interest rate of 1.02 percent, and $340.0 million of the Bank's advances from FHLB were variable rate and had a weighted average interest rate of 0.52 percent from the FHLB. At December 31, 2015, $200.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.50 percent to 1.61 percent with a weighted average interest rate of 0.89 percent, and $730.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent. The following table presents contractual maturities by year of the Bank's advances as of December 31, 2016:

	2017	2018	2019	2020	2021 and After	Total
	(In thousands)
Fixed rate	$100,000	$25,000	$25,000	$—	$—	$150,000
Variable rate	340,000	—	—	—	—	340,000
Total	$440,000	$25,000	$25,000	$—	$—	$490,000
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2016 and 2015, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.27 billion and $3.38 billion, respectively, and securities with carrying values of $321.0 million and $0, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $41.9 million and $39.2 million, respectively, at December 31, 2016 and 2015. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $2.35 billion at December 31, 2016.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Weighted-average interest rate at end of year	0.67%	0.40%	0.29%
Average interest rate during the year	0.49%	0.38%	0.20%
Average balance	$1,153,208	$553,162	$267,816
Maximum amount outstanding at any month-end	$1,990,000	$1,355,000	$633,000
Balance at end of year	$490,000	$930,000	$633,000
The Bank maintained a line of credit of $190.7 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $8.7 million and securities with a carrying value of $187.3 million with no outstanding borrowings at December 31, 2016. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at December 31, 2016. The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at December 31, 2016 and 2015. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
Banc of California, Inc. maintains a line of credit of $75.0 million with an unaffiliated financial institution. The line has a maturity date of April 18, 2017 and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had $68.0 million of outstanding borrowings under this line of credit at December 31, 2016. On November 29, 2016, the Company received, from the administrative agent and the lenders under the Company’s line of credit agreement, a waiver of the requirement under the credit agreement that the Company deliver its consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2016 (the September 30, 2016 Financial Statements) to the administrative agent within 60 days after that date. The waiver effectively extended the time for delivering the September 30, 2016 Financial Statements to January 26, 2017. On January 25, 2017, the Company and the administrative agent and lenders under the credit agreement entered into an amendment to the line of credit agreement that further extended the time for the Company to deliver the September 30, 2016 Financial Statements to March 1, 2017.

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

NOTE 13 – INCOME TAXES
The following table presents the components of income tax expense (benefit) for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current income taxes:
Federal	$12,245	$27,555	$11,070
State	16,132	7,360	2,348
Total current income tax expense	28,377	34,915	13,418
Deferred income taxes:
Federal	6,699	4,754	(235)
State	(1,086)	2,525	762
Total deferred income tax expense	5,613	7,279	527
Change in valuation allowance	—	—	(17,684)
Income tax expense (benefit)	$33,990	$42,194	$(3,739)
The following table presents a reconciliation of the recorded income tax expense (benefit) to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35.0 percent to earnings or loss before income taxes for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Computed expected income tax expense (benefit) at Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Proportional amortization	0.3%	0.7%	2.1%
Other permanent book-tax differences	(0.4)%	(0.4)%	0.3%
State tax expense, net of federal benefit	6.5%	6.2%	8.1%
Income tax credits	(22.8)%	(0.6)%	—%
Initial book-tax difference on investments in alternative energy partnership	3.9%	—%	—%
Change in valuation allowance	—%	—%	(66.8)%
Federal effect of state tax deferred due to the change in valuation allowance	—%	—%	7.2%
Other, net	0.3%	(0.4)%	—%
Effective tax rates	22.8%	40.5%	(14.1)%
The Company’s effective tax rate for the year ended December 31, 2016 was lower than the effective rate for the year ended December 31, 2015 due to the recognition of tax credits on investments in alternative energy partnership of $33.4 million, partially offset by deferred tax expense of $5.8 million for the year ended December 31, 2016. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnership. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned. The Company’s effective tax rate increased for the year ended December 31, 2015 compared to the effective tax rate for the year ended December 31, 2014 due to the release of the valuation allowance for the year ended December 31, 2014.
The Company had net income taxes receivable (payable) of $15.9 million and $(637) thousand at December 31, 2016 and 2015, respectively, on its Consolidated Statements of Financial Condition. At December 31, 2016, the Company had $3.3 million of available unused federal net operating loss (NOL) carryforwards that may be applied against future taxable income through 2031. The Company had available at December 31, 2016, $12.2 million of unused state NOL carryforwards that may be applied against future taxable income through 2031. Utilization of the NOL and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code (IRC). The tax attributes acquired in the Beach Business Bank and Gateway Bancorp acquisitions are subject to an annual IRC Section 382 limitation of $1.3 million and $474 thousand, respectively. Additionally, the Company's tax attributes are limited to an annual IRC Section 382 limitation of $9.8 million.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan and lease losses	$18,921	$20,684
Stock options and awards	6,118	4,660
Accrued expenses	10,209	2,090
Valuation allowance on other real estate owned	3	29
Reserve for loss on repurchased loans	3,426	4,028
Federal net operating losses	1,162	1,328
State net operating losses	810	869
Federal credits	—	10
Unrealized loss on securities available-for-sale	6,438	2,177
Other deferred tax assets	6,409	10,690
Total deferred tax assets	53,496	46,565
Deferred tax liabilities:
Derivative instruments adjustment	(6,559)	(3,409)
Investment in partnership	(1,945)	—
Mortgage servicing rights	(31,658)	(20,735)
FHLB stock dividends	(314)	(564)
Intangible amortization	(30)	(857)
Other deferred tax liabilities	(3,001)	(9,659)
Total deferred tax liabilities	(43,507)	(35,224)
Valuation allowance	—	—
Net deferred tax assets	$9,989	$11,341
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, the Company recorded no valuation allowance against net deferred tax assets of $10.0 million and $11.3 million at December 31, 2016 and 2015, respectively.
During the year ended December 31, 2016, estimated taxable income before utilization of NOLs of $131.1 million allowed the Company to utilize $474 thousand and $1.9 million of federal and state NOL (representing approximately 13.8 percent of the total NOLs included in the Company’s deferred tax assets), $209 thousand of research tax credits, and all of its $435 thousand of federal low income housing tax credits. The remaining NOLs are limited under IRC Section 382 and will expire if not used by 2031. In order to utilize all of its existing NOL carryover, the Company would only need taxable income of approximately $1.8 million and $1.4 million in 2017 and 2018, respectively, and approximately $474 thousand in each year from 2019 to 2031. The Company believes that the utilization of a significant portion of the NOL and tax credits in 2016, along with the Company’s projection of future taxable income should be considered significant positive evidence that the NOL deferred tax assets will be realized in future periods. Taking all of the foregoing information into account, management believes that it is “more likely than not” that all of the Company’s federal and state net deferred assets will be realized in future years and that, as of December 31, 2016, no valuation allowance against its federal and state deferred tax assets is required.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $0 at December 31, 2016 and 2015. The Company has changed its tax accounting method for various items and filed amended state income tax returns to reflect audit adjustments during the year ended December 31, 2015. As a result, the total amount of unrecognized tax benefits has decreased by $5.4 million during the year ended December 31, 2015. The Company does not believe that the unrecognized tax benefits will change within the next twelve months. As of December 31, 2016, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $0.

At December 31, 2016 and 2015, the Company had no accrued interest or penalties, respectively. The table below summaries the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$—	$5,421	$2,203
(Decrease) increase related to prior year tax positions	—	(5,421)	369
Increase in current year tax positions	—	—	2,849
Ending balance	$—	$—	$5,421
In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2013.The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2012 (other state income and franchise tax statutes of limitations vary by state).
The Company accounts for Qualified Affordable Housing Investments under the proportional amortization method. The gross investments in these limited partnerships amounted to $29.1 million and the unfunded portion was $335 thousand at December 31, 2016. The balances of these investments were $23.2 million and $3.6 million as of December 31, 2016 and 2015, respectively. The Company utilized $225 thousand of tax deductions and $435 thousand of tax credits generated in 2016 and there were no unused tax credit carryforwards as of December 31, 2016. Investment book proportional amortization amounted to $394 thousand, $727 thousand and $802 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 14 – MORTGAGE BANKING ACTIVITIES
The Bank originates conforming single family residential mortgage loans and sells these loans in the secondary market. The amount of net revenue on mortgage banking activities is a function of mortgage loans originated for sale and the fair values of these loans and related derivatives. Net revenue on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of MSRs and gain on sale of MSRs.
During the year ended December 31, 2016, the Bank originated $5.14 billion and sold $5.13 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $148.2 million and 2.89 percent, respectively, and loan origination fees were $18.9 million for the year ended December 31, 2016. Included in the net gain is the initial capitalized value of new MSRs, which totaled $48.1 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2016. Of this initial capitalized value of new MSRs, $5.4 million was sold through the flow through agreement for the year ended December 31, 2016.
During the year ended December 31, 2015, the Bank originated $4.39 billion and sold $4.30 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $128.7 million and 2.93 percent, respectively, and loan origination fees were $15.9 million for the year ended December 31, 2015. Included in the net gain is the initial capitalized value of new MSRs, which totaled $44.3 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2015.
During the year ended December 31, 2014, the Bank originated $2.82 billion and sold $2.75 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $84.1 million and 2.98 percent, respectively, and loan origination fees were $11.3 million for the year ended December 31, 2014. Included in the net gain is the initial capitalized value of new MSRs, which totaled $25.2 million on loans sold to Fannie Mae and Freddie Mac for the year ended December 31, 2014.
Mortgage Loan Repurchase Obligations
In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases totaled $590 thousand, $4.4 million and $4.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Of these total provision for loan repurchases, the Company provided initial provision for loan repurchases of $3.9 million, $2.0 million, and $1.4 million against net revenue on mortgage banking activities, with the balance of the provision (reversal) for loan repurchase reserve recorded in noninterest expense of $(3.4) million, $2.3 million, and $2.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.
The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$9,700	$8,303	$5,427
Provision for loan repurchases	590	4,352	4,243
Change in estimates	—	846	—
Utilization of reserve for loan repurchases	(2,316)	(3,801)	(1,367)
Balance at end of year	$7,974	$9,700	$8,303
In addition to the reserve for losses on repurchased loans at December 31, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all demands received were adequately reserved at December 31, 2016.

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
Derivative Instruments Related to Mortgage Banking Activities: In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held-for-sale with forward loan sale contracts and TBA mortgage-backed securities trades. Forward contracts on loan sale commitments, TBA mortgage-based securities trades, and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations. The fair value of resulting derivative assets and liabilities are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, in the Consolidated Statements of Financial Condition.
The net gains (losses) relating to these derivative instruments used for mortgage banking activities are $2.2 million, $(8.0) million and $(17.3) million for the years ended December 31, 2016, 2015, and 2014, respectively, and are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations.
Interest Rate Swaps on Deposits and Other Borrowings: On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits and borrowings. During the year ended December 31, 2016, the Company terminated all of its interest rate swaps of $75.0 million.
At September 30, 2015, the Company exited the underlying hedged items related to interest rate swaps designated as cash flow hedges. As a result, the Company discontinued hedge accounting related to these interest rate swaps, and reclassified the fair value of the derivatives from AOCI into earnings. At September 30, 2015, the fair value of these derivative instruments discontinued from hedge accounting was $918 thousand, which was reclassified into earnings.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an identical offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. During the year ended December 31, 2016, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. For the year ended December 31, 2016, changes in fair value recorded in Other Income in the Consolidated Statements of Operations were $29 thousand.

The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	December 31,
	2016		2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$289,637	$8,317	$262,135	$7,343
Mandatory forward commitments	537,476	8,897	468,740	1,130
Interest rate swaps on deposits and other borrowings	—	—	25,000	331
Interest rate swaps and cap on loans with customers	46,346	707	27,467	238
Foreign exchange contracts	4,236	47	—	—
Total included in assets	$877,695	$17,968	$783,342	$9,042
Included in liabilities:
Interest rate lock commitments	$22,945	$231	$16,790	$88
Mandatory forward commitments	265,322	1,212	215,272	300
Interest rate swaps on deposits and other borrowings	—	—	50,000	441
Interest rate swaps and caps on loans with correspondent bank	46,346	655	27,467	238
Foreign exchange contracts	4,207	18	—	—
Total included in liabilities	$338,820	$2,116	$309,529	$1,067
The Company has entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. However, the Company elected to account for all derivatives with counterparty institutions on a gross basis. There was no cash collateral received against derivative assets at December 31, 2016 and 2015. Cash collateral pledged against derivative liabilities recorded in Other Assets in Consolidated Statements of Financial Condition were $0 and $590 thousand at December 31, 2016 and 2015, respectively.

NOTE 16 – EMPLOYEE STOCK COMPENSATION
Share-based Compensation Expense
For the years ended December 31, 2016, 2015, and 2014, share-based compensation expense on stock option awards, restricted stock awards and restricted stock units was $11.9 million, $9.1 million, and $6.3 million respectively, and the related tax benefits were $5.0 million, $3.8 million and $2.7 million, respectively. Share-based compensation expense on stock appreciation rights was $18 thousand, $202 thousand, and $2.0 million, respectively, and the related tax benefits were $7 thousand, $85 thousand, and $827 thousand, respectively, for the years ended December 31, 2016, 2015, and 2014.
On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of December 31, 2016, based on the number of shares then-registered for issuance under the 2013 Omnibus Plan, 1,432,221 shares were available for future awards under the 2013 Omnibus Plan.
The Company established the SECT to fund future employee stock compensation and benefit obligations of the Company during the year ended December 31, 2016. There were no shares funded out of the SECT during the year ended December 31, 2016. See Note 18 for additional information.
Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of December 31, 2016:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,309	3.6 years
Restricted stock awards and restricted stock units	11,965	2.8 years
Stock appreciation rights	$2	0.4 years
Total	$13,276	2.9 years
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

	Year Ended December 31,
	2016	2015	2014
	($ in thousands, except per share data)
Granted date fair value of options granted	$1,630	$729	$781
Fair value of options vested	$497	$481	$346
Total intrinsic value of options exercised	$722	$75	$110
Cash received from options exercised	$—	$501	$993
Weighted-average estimated fair value per share of options granted	$5.09	$3.76	$3.38
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

The following table presents a summary of weighted-average assumptions used for calculating fair value options for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Weighted-average assumptions
Dividend yield	3.57%	4.14%	3.69%
Expected volatility	43.30%	43.04%	40.26%
Expected term	6.5 years	6.4 years	6.0 years
Risk-free interest rate	1.61%	1.68%	1.99%
The following table represents stock option activity and weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	960,879	$12.86	879,070	$12.67	734,721	$12.73
Granted	320,000	$16.78	193,696	$13.28	231,016	$12.05
Cash settled	55,826	$14.33	—	$—	—	$—
Exercised	(51,666)	$11.48	(43,333)	$11.55	(86,667)	$11.46
Forfeited	(202,743)	$13.84	(68,554)	$12.38	—	$—
Expired	(2,053)	$13.88	—	$—	—	$—
Outstanding at end of year	968,591	$13.95	960,879	$12.86	879,070	$12.67
Exercisable at end of year	449,655	$12.68	394,613	$12.70	166,016	$11.28
The following table represents changes in unvested stock options and related information as of and for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	566,266	$12.99	552,672	$12.74	419,569	$13.16
Granted	320,000	$16.77	193,696	$13.28	231,016	$12.05
Vested	(170,837)	$12.81	(170,102)	$12.57	(97,913)	$12.94
Forfeited	(196,493)	$13.86	(10,000)	$12.03	—	$—
Outstanding at end of year	518,936	$15.04	566,266	$12.99	552,672	$12.74
The following table presents a summary of stock options outstanding as of December 31, 2016:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life
$10.89 to $12.21	142,683	$829,472	$11.54	5.8 years	116,055	$674,091	$11.54	5.4 years
$12.21 to $13.53	478,334	2,203,387	$12.74	7.2 years	262,990	1,258,879	$12.56	6.8 years
$13.53 to $14.85	74,696	252,986	$13.96	8.0 years	37,732	120,715	$14.15	8.0 years
$14.85 to $16.17	32,878	50,632	$15.81	4.5 years	32,878	50,632	$15.81	4.5 years
$16.17 to $17.50	240,000	—	$17.50	9.2 years	—	—	$—	0.0 years
Total	968,591	$3,336,477	$13.95	7.5 years	449,655	$2,104,317	$12.68	6.4 years

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
The following table represents restricted stock awards and restricted stock units activity for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share
Outstanding at beginning of year	1,516,361	$12.40	1,287,302	$12.53	893,886	$13.78
Granted (1)	1,711,968	$17.99	930,830	$12.31	915,077	$11.77
Vested	(758,999)	$13.12	(451,196)	$12.64	(261,952)	$13.51
Forfeited (1)	(1,052,186)	$13.92	(250,575)	$12.29	(259,709)	$13.21
Outstanding at end of year	1,417,144	$16.16	1,516,361	$12.40	1,287,302	$12.53

(1)
The number of granted shares includes aggregate performance-based shares of 602,671 and 62,552, respectively, for the years ended December 31, 2016 and 2015. The number of forfeited shares includes aggregate performance-based shares of 615,223 and 0, respectively, for the years ended December 31, 2016 and 2015. The grant date fair value of the performance-based shares are not considered for the weighted average grant date fair value per share. These awards are linked to certain performance conditions relating to profitability and regulatory standing and actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance.

Stock Appreciation Rights
On August 21, 2012, the Company granted to its then- (now former) chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share with one-third of the Initial SAR being vested on the grant date and the remaining amount vesting over a period of 2 years. The Initial SAR entitles the former chief executive officer to dividend equivalent rights and originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) were issued to the former chief executive officer upon certain stock issuances by the Company, as described below. On March 24, 2016, concurrent with entering into a new employment agreement with the Company, the former chief executive officer entered into a letter agreement that eliminated this anti-dilution provision of the Initial SAR. Under the terms of the March 24, 2016 letter agreement, in consideration of the removal of the anti-dilution provision of the Initial SAR, the Company granted Mr. Sugarman a onetime performance-based restricted stock award with an aggregate grant date fair market value of $5.0 million, which would vest in full on March 24, 2017, but was also subject to restrictions on sale or transfer through March 24, 2021. As more fully described in Note 27, in connection with Mr. Sugarman’s resignation as the Company’s chief executive officer on January 23, 2017, all unvested equity awards (including any unvested SARs and the aforementioned performance-based restricted stock award) immediately vested and became free of all restrictions. In addition, the SARs continued (and continue) to remain exercisable for their full terms, with dividend equivalent rights of the SARs also continuing in effect during their full terms.
As described more fully in the SAR agreement, the original anti-dilution provision of the Initial SAR did not apply to certain issuances of the Company’s common stock for compensatory purposes, but did apply to certain other issuances of the Company’s common stock, including the issuances of common stock to raise capital. Pursuant to this anti-dilution provision, the Company issued Additional SARs to the former chief executive officer with a base price determined as of each date of issuance, but otherwise with the same terms and conditions as the Initial SAR, except for an Additional SAR granted relating to a public offering of the Company’s TEUs on May 21, 2014 that has different terms (Additional TEU SAR).
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

	Year Ended December 31,
	2016	2015	2014
Dividend yield	—%	—%	—%
Expected volatility	—%	23.79%	27.28%
Expected term	0.0 years	2.0 years	2.7 years
Risk-free interest rate	—%	0.64%	0.70%
Weighted-average estimated fair value per share of SARs granted	$—	$1.72	$1.93
The following table represents SARs activity and the weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	1,561,681	$11.60	1,575,394	$11.58	825,451	$12.54
Granted	—	$—	2,973	$12.27	768,576	$10.52
Exercised	—	$—	—	$—	—	$—
Forfeited	(2,634)	$10.09	(16,686)	$10.09	(18,633)	$10.09
Outstanding at end of year	1,559,047	$11.60	1,561,681	$11.60	1,575,394	$11.58
Exercisable at end of year	1,550,978	$11.61	1,535,718	$11.63	1,427,805	$11.74
The following table represents changes in unvested SARs and related information as of and for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	25,963	$10.09	147,589	$10.09	275,152	$12.54
Granted	—	$—	2,973	$12.27	768,576	$10.52
Vested	(15,260)	$10.09	(107,913)	$10.15	(877,506)	$11.23
Forfeited	(2,634)	$10.09	(16,686)	$10.09	(18,633)	$—
Outstanding at end of year	8,069	$10.09	25,963	$10.09	147,589	$10.09

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
For the years ended December 31, 2016, 2015 and 2014, expense attributable to 401(k) plans amounted to $3.9 million, $3.6 million and $2.5 million, respectively.
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
Employee Equity Ownership Plan
The Company established the Employee Equity Ownership Plan (EEOP) effective October 15, 2013 for the benefit of employees. The EEOP is administered under the Company’s 2013 Omnibus Stock Incentive Plan and the awards thereunder are issued upon the terms and conditions and subject to the restrictions of the Company’s 2013 Omnibus Stock Incentive Plan. The EEOP provides that employees eligible to receive awards under the EEOP are any employees with titles below Assistant Vice President or any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program. The Company issued 98,693, 58,073 and 242,910 shares, respectively, of restricted stock awards and units under the EEOP for the years ended December 31, 2016, 2015 and 2014.
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
On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company (and resigned from those and all other positions with the Company and the Bank on January 23, 2017, as more fully described in Note 27), to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. Subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock were transferred to Steven A. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock were transferred to Jeffrey T. Seabold, Executive Vice President and Vice-Chair. These warrants vested in tranches, with each tranche being exercisable for five years after the tranche’s vesting date. With respect to the warrants transferred to Steven A. Sugarman, 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred to Mr. Seabold, 95,000 shares vested on January 1, 2011; 130,000 shares vested on each of April 1 and July 1, 2011, and 80,000 shares vested on October 1, 2011.
On August 17, 2016, Steven A. Sugarman and his spouse through their living trust transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. The living trust transferred the warrants in consideration for certain consulting services Jason Sugarman previously rendered to COR Advisors LLC. The transferred warrants are last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares, respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrant. Under the irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. As of September 30, 2016 and December 31, 2016, based on Jason Sugarman’s irrevocable election, warrants to purchase 50,000 and 130,000 shares, respectively, had been exercised, resulting in an issuance of 25,051 and 64,962 shares, respectively, of the Company's voting common stock.

Steven A. Sugarman and his spouse through the living trust continue to hold warrants to purchase 480,000 shares, which are last exercisable on September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 for 90,000, 130,000, 130,000 and 130,000 shares, respectively.
On December 8, 2015, March 9, 2016, June 17, 2016, and September 30, 2016, Mr. Seabold exercised his warrants with respect to 95,000, 130,000, 130,000, and 80,000 shares, respectively, using cashless (net) exercises, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355, 53,711, 70,775 and 40,081, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04, $8.90, $8.84 and $8.80 per share, respectively. As a result of these exercises, as of December 31, 2016, Mr. Seabold no longer holds warrants to purchase shares of non-voting common stock.
Under the terms of the respective warrants, the warrants are exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for the warrants was $8.72 per share as of December 31, 2016. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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
Stock Employee Compensation Trust
On August 3, 2016, the Company and Evercore Trust Company, N.A., as trustee, established the SECT to fund future employee compensation and benefit obligations of the Company using the Company’s common stock. On August 3, 2016, pursuant to a Common Stock Purchase Agreement between the Company and the SECT, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT will release the shares over the term of the SECT to satisfy certain compensatory and benefit obligations of the Company under certain stock and other employee benefit plans of the Company and its subsidiaries, as the promissory note is paid down through allocations of available shares as directed by the Company, dividends on the shares received by the SECT or other earnings of the SECT. As the shares are released from the SECT and allocated to the plans, the Company recognizes compensation expense based on the fair value of the shares on the grant date. The unallocated shares of the Company's common stock held by the SECT are not included in calculating the Company's earnings per share. All shares held by the SECT were unallocated at December 31, 2016. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The SECT will terminate on January 1, 2032 or any earlier date on which the promissory note is paid in full. The Board of Directors may also terminate the SECT at any earlier time, and the SECT will terminate automatically upon the Company giving the trustee notice of a change of control of the Company.

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

	December 31,
	2016			2015
	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
	($ in thousands)
Series A Non-cumulative perpetual	—	$—	$—	32,000	$32,000	$31,934
Series B Non-cumulative perpetual	—	—	—	10,000	10,000	10,000
Series C 8.00% non-cumulative perpetual	40,250	40,250	37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	—	—	—
Total	280,250	$280,250	$269,071	197,250	$197,250	$190,750
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
Tangible Equity Units
On May 21, 2014, the Company completed an underwritten public offering of 1,380,000 of its TEUs, which included 180,000 TEUs issued to the underwriter upon the full exercise of its over-allotment option, resulting in net proceeds of $65.0 million. Each TEU is comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note). Unless settled early at the holder’s option, each Purchase Contract will automatically settle and the Company will deliver a number of shares of its voting common stock based on the then-applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share.
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of December 31, 2016, a total of 1,337,544 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 5,946,170 shares of voting common stock. As of December 31, 2016, 42,456 Purchase Contracts remained outstanding.
Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of December 31, 2016 and 2015, the Amortizing Notes, net of unamortized discounts, totaled $2.7 million and $7.5 million, respectively, net of unamortized discounts, and were included in Long Term Debt in the Consolidated Statements of Financial Condition.
Change in Accumulated Other Comprehensive Income
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale and unrealized gain on cash flow hedge. Changes to AOCI are presented net of tax effect as a component of equity. Reclassifications from AOCI are recorded in the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Unrealized Gain (Loss) on AFS Securities	Cash Flow Hedge	Total
	(In thousands)
Balance at December 31, 2013	$(826)	$226	$(600)
Unrealized gain (loss) arising during the period	3,487	(461)	3,026
Reclassification adjustment from other comprehensive income	(1,183)	—	(1,183)
Tax effect of current period changes	(969)	99	(870)
Total changes, net of taxes	1,335	(362)	973
Balance at December 31, 2014	$509	$(136)	$373
Unrealized loss arising during the period	$(2,731)	$(683)	$(3,414)
Reclassification adjustment from other comprehensive income	(3,258)	918	(2,340)
Tax effect of current period changes	2,485	(99)	2,386
Total changes, net of taxes	(3,504)	136	(3,368)
Balance at December 31, 2015	$(2,995)	$—	$(2,995)
Unrealized gain arising during the period	$19,097	$—	$19,097
Reclassification adjustment from other comprehensive income	(29,405)	—	(29,405)
Tax effect of current period changes	4,261	—	4,261
Total changes, net of taxes	(6,047)	—	(6,047)
Balance at December 31, 2016	$(9,042)	$—	$(9,042)

NOTE 19 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2016
Banc of California, Inc.
Total risk-based capital	$975,918	13.70%	$569,856	8.00%	N/A	N/A
Tier 1 risk-based capital	941,429	13.22%	427,392	6.00%	N/A	N/A
Common equity tier 1 capital	672,358	9.44%	320,544	4.50%	N/A	N/A
Tier 1 leverage	941,429	8.17%	460,840	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,042,617	14.73%	$566,405	8.00%	$708,007	10.00%
Tier 1 risk-based capital	999,788	14.12%	424,804	6.00%	566,405	8.00%
Common equity tier 1 capital	999,788	14.12%	318,603	4.50%	460,204	6.50%
Tier 1 leverage	999,788	8.71%	459,368	4.00%	574,210	5.00%
December 31, 2015
Banc of California, Inc.
Total risk-based capital	$635,291	11.18%	$454,515	8.00%	N/A	N/A
Tier 1 risk-based capital	608,644	10.71%	340,887	6.00%	N/A	N/A
Common equity tier 1 capital	417,894	7.36%	255,665	4.50%	N/A	N/A
Tier 1 leverage	608,644	8.07%	301,761	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$763,522	13.45%	$454,192	8.00%	$567,739	10.00%
Tier 1 risk-based capital	725,922	12.79%	340,644	6.00%	454,192	8.00%
Common equity tier 1 capital	725,922	12.79%	255,483	4.50%	369,031	6.50%
Tier 1 leverage	725,922	9.64%	301,232	4.00%	376,540	5.00%
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
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. For the year ended December 31, 2016, the Bank had $98.2 million plus any net profits generated in 2016 available to pay dividends to the Company.

NOTE 20 – VARIABLE INTEREST ENTITIES
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
The Company funded $57.3 million of its $100.0 million aggregate funding commitment into the partnership and recognized a loss on investment of $31.5 million through its HLBV application during the year ended December 31, 2016. As a result, the balance of its investment was $25.6 million and was included in Other Assets in the Consolidated Statements of Financial Condition at December 31, 2016. From an income tax benefit perspective, the Company recognized investment tax credits of $33.4 million as well as income tax benefits relating to the recognition of its loss through its HLBV application during the year ended December 31, 2016.
As the investment represents an unconsolidated VIE to the Company, the assets and liabilities of the investment itself are not recorded on the Company's statements of financial condition. The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the dates indicated:

December 31, 2016
(In thousands)
Equipment, net of depreciation	$151,721
Other assets	351
Total unconsolidated assets	$152,072
Total unconsolidated liabilities	$—
Maximum loss exposure	$68,298
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in the VIE are deemed worthless is $68.3 million, consisting of the investment balance of $25.6 million and $42.7 million of unfunded equity commitments at December 31, 2016. The Company believes that the loss exposure on its investment is reduced considering its return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investment. In addition, the arrangement includes a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.
The Company anticipates entering into similar partnerships in future periods as part of the Company’s tax planning strategies.

Consolidated VIE
The Company maintains a SECT to fund future employee stock compensation and benefit obligations of the Company. The SECT holds and will release shares of the Company's common stock to be used to fund the Company's obligations during the term of the SECT under certain stock and other employee benefit plans of the Company. During the year ended December 31, 2016, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The promissory note is paid down through allocations of available shares to the Company’s stock and other employee benefit plans as directed by the Company, dividends on the shares received by the SECT, other earnings of the SECT, or may be forgiven by the Company.
The Company evaluated its interest in the SECT and determined it is a VIE of which the Company is the primary beneficiary. As such, the SECT is consolidated by the Company.
The entire amount of assets and liabilities of the SECT represents the transactions between the Company and the SECT. As a result, the note receivable on the Company and the note payable on the SECT are eliminated on a consolidated basis. All other transactions, such as note principal and dividend payments and receipts, are also eliminated on a consolidated basis, accordingly. See Note 18 for additional information.

NOTE 21 – EARNINGS PER COMMON SHARE
Net income (loss) allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the SARs as they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 16. Basic EPS is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units. Diluted EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock.
Computations for basic and diluted EPS are provided below:

	Year Ended December 31,
	2016			2015			2014
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net income	$115,097	$319	$115,416	$62,050	$22	$62,072	$29,559	$646	$30,205
Less: income allocated to participating securities	(2,268)	(6)	(2,274)	(1,310)	—	(1,310)	(487)	(11)	(498)
Less: participating securities dividends	(757)	(2)	(759)	(713)	—	(713)	(531)	(12)	(543)
Less: preferred stock dividends	(19,859)	(55)	(19,914)	(9,820)	(3)	(9,823)	(3,562)	(78)	(3,640)
Net income allocated to common stockholders	$92,213	$256	$92,469	$50,207	$19	$50,226	$24,979	$545	$25,524
Weighted average common shares outstanding	46,699,050	129,413	46,828,463	37,033,725	12,869	37,046,594	27,444,878	599,563	28,044,441
Basic earnings per common share	$1.97	$1.97	$1.97	$1.36	$1.36	$1.36	$0.91	$0.91	$0.91
Diluted:
Net income allocated to common stockholders	$92,213	$256	$92,469	$50,207	$19	$50,226	$24,979	$545	$25,524
Additional income allocation for class B dilutive shares	(775)	775	—	(520)	520	—	(106)	106	—
Adjusted net income allocated to common stockholders	$91,438	$1,031	$92,469	$49,687	$539	$50,226	$24,873	$651	$25,524
Weighted average common shares outstanding	46,699,050	129,413	46,828,463	37,033,725	12,869	37,046,594	27,444,878	599,563	28,044,441
Add: Dilutive effects of restricted stock units	218,121	—	218,121	138,646	—	138,646	52,286	—	52,286
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—	26,807	—	26,807
Add: Dilutive effects of stock options	197,435	—	197,435	30,014	—	30,014	8,692	—	8,692
Add: Dilutive effects of warrants	—	394,086	394,086	—	383,255	383,255	—	115,997	115,997
Average shares and dilutive common shares	47,114,606	523,499	47,638,105	37,202,385	396,124	37,598,509	27,532,663	715,560	28,248,223
Diluted earnings per common share	$1.94	$1.97	$1.94	$1.34	$1.36	$1.34	$0.90	$0.91	$0.90
For the years ended December 31, 2016, 2015, and 2014, there were 272,878, 498,196 and 658,054 stock options, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 22 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	December 31,
	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$74,777	$201,321	$40,312	$99,026
Unused lines of credit	27,151	888,236	6,044	508,295
Letters of credit	1,784	8,655	2,611	11,278
Commitments to make loans are generally made for periods of 30 days or less.
As of December 31, 2016, total forward commitments were $802.8 million. These commitments consisted of TBAs of $747.0 million and best efforts of $55.8 million. Additionally, the Company had IRLCs of $312.6 million and foreign exchange contracts of $8.4 million at December 31, 2016.
Litigation
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. The Company was named as a defendant in several complaints filed in the United States District Court for the Central District of California in January 2017 alleging violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were brought as purported class actions on behalf of stockholders who purchased shares of the Company’s common stock between varying dates, inclusive of August 7, 2015 through January 23, 2017.  In general, the complaints allege that the Company’s alleged concealment of its purported relationship with an individual who pled guilty to securities fraud in matters unrelated to the Company caused various statements made by the Company to be allegedly false and misleading.  These legal actions are at a very early stage. The Company intends to vigorously defend such actions.

NOTE 23 – SEGMENT REPORTING
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company had three operating segments for purposes of management reporting: (i) Commercial Banking; (ii) Mortgage Banking; and (iii) Corporate/Other at December 31, 2016. The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory activities through this segment (see Note 2 for additional information).
The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The Corporate/Other segment includes the holding company. The Corporate/Other segment engages in business activities through the sale of assets, other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. The principal business of the Financial Advisory segment was operated by The Palisades Group and provided services related to the purchase, sale and management of SFR mortgage loans.
During the fourth quarter of 2015, the Company developed a measurement method to allocate centrally incurred costs to its operating segments. The Company allocates shared service costs within Commercial Banking noninterest expense, as well as Corporate/Other noninterest expense, to the respective operating segments. The cost allocation was done on a comparable basis. These allocations of centrally incurred costs resulted in a reduction of noninterest expense for Commercial Banking and Corporate/Other, in the amount of $10.5 million and $21.0 million, respectively, for the year ended December 31, 2016, and $7.1 million and $13.8 million, respectively, for the year ended December 31, 2015. Additionally, these allocations resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $30.8 million and $760 thousand, respectively, for the year ended December 31, 2016, and $19.3 million and $1.6 million, respectively, for the year ended December 31, 2015.
The Company did not change the measurement method of prior period operating segment information, as it was not deemed practicable to do so. The following table represents the operating segments’ financial results and other key financial measures as of or for the years ended December 31, 2016, 2015, and 2014:

	As of or For the Year Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-Segment Elimination	Consolidated
	(In thousands)
December 31, 2016
Net interest income (loss)	$323,060	$15,108	$—	$(12,695)	$—	$325,473
Provision for loan and lease losses	5,271	—	—	—	—	5,271
Noninterest income	91,615	172,245	2,636	7,033	(1,649)	271,880
Noninterest expense	268,277	170,113	3,198	2,737	(1,649)	442,676
Income (loss) before income taxes	$141,127	$17,240	$(562)	$(8,399)	$—	$149,406
Total assets	$10,543,134	$443,583	$—	$256,783	$(213,647)	$11,029,853
December 31, 2015
Net interest income (loss)	$225,869	$12,502	$—	$(14,654)	$—	$223,717
Provision for loan and lease losses	7,469	—	—	—	—	7,469
Noninterest income	65,829	144,522	15,960	—	(6,092)	220,219
Noninterest expense	183,918	143,912	10,463	—	(6,092)	332,201
Income (loss) before income taxes	$100,311	$13,112	$5,497	$(14,654)	$—	$104,266
Total assets	$7,785,887	$445,509	$11,865	$157,944	$(165,650)	$8,235,555
December 31, 2014
Net interest income (loss)	$154,322	$8,455	$—	$(7,500)	$—	$155,277
Provision for loan and lease losses	10,976	—	—	—	—	10,976
Noninterest income	34,122	98,322	19,697	217	(6,721)	145,637
Noninterest expense	150,539	96,103	11,071	12,480	(6,721)	263,472
Income (loss) before income taxes	$26,929	$10,674	$8,626	$(19,763)	$—	$26,466
Total assets	$5,648,986	$309,241	$14,957	$60,593	$(62,480)	$5,971,297

NOTE 24 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2016 and 2015, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2016, 2015, and 2014 are presented below:
Condensed Statements of Financial Condition

	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents	$158,467	$149,541
FHLB and other bank stock	78	78
Loans and leases receivable	405	626
Investments in alternative energy partnerships, net	25,639	—
Other assets	19,866	13,087
Investment in subsidiaries	1,038,618	776,986
Total assets	$1,243,073	$940,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other borrowing, net	67,922	—
Notes payable, net	175,378	261,876
Accrued expenses and other liabilities	19,534	26,037
Stockholders’ equity	980,239	652,405
Total liabilities and stockholders’ equity	$1,243,073	$940,318
Condensed Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income
Dividends from subsidiaries	$57,505	$8,500	$—
Interest income on loans	5	5	361
Gain on sale of loans	—	—	209
Gain on sale of subsidiary	3,694	—	—
Other operating income	3,973	—	8
Total income	65,177	8,505	578
Expenses
Interest expense for notes payable and other borrowings	12,703	14,659	7,861
Loss on investments in alternative energy partnerships, net	31,510	—	—
Other operating expense	23,730	13,810	12,478
Total expenses	67,943	28,469	20,339
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(2,766)	(19,964)	(19,761)
Income tax benefit	(52,989)	(8,431)	(18,226)
Income (loss) before equity in undistributed earnings of subsidiaries	50,223	(11,533)	(1,535)
Equity in undistributed earnings of subsidiaries	65,193	73,605	31,740
Net income	$115,416	$62,072	$30,205

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$115,416	$62,072	$30,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in undistributed earnings of subsidiaries	(65,193)	(73,605)	(31,740)
Stock option compensation expense	364	336	260
Stock award compensation expense	4,698	2,635	1,824
Stock appreciation right expense	18	202	1,889
Amortization of debt issuance cost	704	727	686
Debt extinguishment costs	2,737	—	—
Gain on sale of subsidiary	(3,694)	—	—
Net gain on sale of loans	—	—	(209)
Amortization of premiums and discounts on purchased loans	—	—	(298)
Deferred income tax (benefit) expense	4,538	(3,575)	(1,298)
Loss on investments in alternative energy partnerships, net	31,510	—	—
Net change in other assets and liabilities	(19,408)	37,515	(26,471)
Net cash provided by (used in) operating activities	71,690	26,307	(25,152)
Cash flows from investing activities:
Loan purchases from bank and principal collections, net	221	9	568
Proceeds from sale of loans held-for-investment	—	—	5,347
Proceeds from sale of subsidiary	259	—	—
Capital contribution to bank subsidiary	(195,000)	(160,000)	(127,000)
Capital contribution to non-bank subsidiary	(25)	—	—
Investments in alternative energy partnerships	(57,149)	—	—
Net cash used in investing activities	(251,694)	(159,991)	(121,085)
Cash flows from financing activities:
Net proceeds from issuance of long term debt	—	172,304	—
Net proceeds from issuance of tangible equity units	—	—	64,959
Net proceeds from issuance of common stock	175,078	—	103,656
Net proceeds from issuance of preferred stock	120,255	110,873	—
Repayment of preferred stock	(42,000)	—	—
Repayment of Senior Note	(84,750)	—	—
Net increase in other borrowings	68,000	—	—
Payment of Amortizing Debt	(5,078)	(4,715)	(2,157)
Purchase of treasury stock	—	—	(280)
Cash settlements of stock options	(359)	—	—
Proceeds from exercise of stock options	—	501	993
Dividends paid on stock appreciation rights	(742)	(699)	(471)
Dividends paid on common stock	(21,844)	(16,955)	(10,669)
Dividends paid on preferred stock	(19,630)	(9,446)	(3,652)
Net cash provided by financing activities	188,930	251,863	152,379
Net change in cash and cash equivalents	8,926	118,179	6,142
Cash and cash equivalents at beginning of year	149,541	31,362	25,220
Cash and cash equivalents at end of year	$158,467	$149,541	$31,362

NOTE 25 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents the unaudited quarterly results for the periods indicated:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in thousands, except per share data)
2016
Interest income	$84,240	$94,640	$102,235	$103,857
Interest expense	13,823	13,603	15,274	16,799
Net interest income	70,417	81,037	86,961	87,058
Provision for loan losses	321	1,769	2,592	589
Noninterest income	51,959	65,604	74,630	79,687
Noninterest expense	89,100	100,075	124,262	129,239
Income before income tax	32,955	44,797	34,737	36,917
Income tax expense	13,268	18,269	(1,200)	3,653
Net income	19,687	26,528	35,937	33,264
Dividends on preferred stock	4,575	5,114	5,112	5,113
Net income available to common stockholders	$15,112	$21,414	$30,825	$28,151
Basic earnings per common share	$0.36	$0.44	$0.60	$0.55
Diluted earnings per common share	$0.36	$0.43	$0.59	$0.54
Basic earnings per class B common share	$0.36	$0.44	$0.60	$0.55
Diluted earnings per class B common share	$0.36	$0.44	$0.60	$0.55
2015
Interest income	$60,780	$64,844	$66,515	$74,199
Interest expense	8,783	10,740	10,965	12,133
Net interest income	51,997	54,104	55,550	62,066
Provision for loan losses	—	5,474	735	1,260
Noninterest income	45,980	66,693	50,727	56,819
Noninterest expense	75,879	87,920	81,743	86,659
Income before income tax	22,098	27,403	23,799	30,966
Income tax expense (benefit)	9,524	11,479	9,263	11,928
Net income	12,574	15,924	14,536	19,038
Dividends on preferred stock	910	2,843	3,040	3,030
Net (loss) income available to common stockholders	$11,664	$13,081	$11,496	$16,008
Basic (loss) earnings per common share	$0.30	$0.33	$0.29	$0.40
Diluted (loss) earnings per common share	$0.29	$0.32	$0.29	$0.39
Basic (loss) earnings per class B common share	$0.30	$0.33	$0.29	$0.40
Diluted (loss) earnings per class B common share	$0.30	$0.33	$0.29	$0.40

NOTE 26 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain officers and directors and their related interests. Excluding the loan amounts described in detail below, loans outstanding to officers and directors and their related interests amounted to $249 thousand and $236 thousand at December 31, 2016 and 2015, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $2.4 million and $2.5 million at December 31, 2016 and 2015, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
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
As of December 31, 2016, there were no outstanding advances by the Bank under the Stadco Loan, and the Bank collected $59 thousand in unused loan fees during the year ended December 31, 2016. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the year ended December 31, 2016, no interest was paid by Stadco to the Bank on the Stadco Loan.
As of December 31, 2016, there were no outstanding advances by the Bank under Team Loan, and the Bank collected $18 thousand in unused loan fees during the year ended December 31, 2016. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During year ended December 31, 2016, no interest was paid by Team to the Bank on the Team Loan.
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
As of December 31, 2016, the various entities affiliated with LAFC held $76.0 million of deposits at the Bank.
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
Based on a Schedule 13-G amendment filed with the SEC on February 12, 2015, The TCW Group's last public filing reporting ownership of the Company's securities, as of December 31, 2014, The TCW Group, Inc. and its affiliates held 1,318,462 shares of voting common stock (which included, for purposes of this calculation, the 240,000 shares of stock underlying the as yet unexercised SHOP V Fund Warrant). On June 3, 2013, January 5, 2015, January 20, 2015, and March 16, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares, 86,620 shares, and 934 shares, respectively, of non-voting common stock for the same number of shares of voting common stock. In addition, on August 3,

2015, the SHOP V Fund Warrant, which was held in separate portions by CSSF Legacy V and CSSF Investor Group, was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price of the SHOP V Fund Warrant, the exercise price at the time of exercise was $9.13 per share. As a result of these exchanges and exercises The TCW Group, Inc. and its affiliates no longer hold any shares of non-voting common stock or warrants to acquire stock. Based on TCW Group's prior report of owning 1,318,462 shares of the Company’s voting common stock, TCW Group, Inc. would have owned 2.7 percent of the Company’s outstanding voting common stock as of December 31, 2016.
Oaktree Affiliates. As reported in a Schedule 13-G filed with the SEC on January 16, 2015, OCM BOCA Investor, LLC (OCM), an affiliate of Oaktree Capital Management, L.P., owned 3,288,947 shares of the Company’s voting common stock as of November 7, 2014, which OCM reported represented 9.9 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13-G. For the details of the transaction in which OCM acquired these shares, see “Securities Purchase Agreement with Oaktree.” However, as reported in a Schedule 13-G amendment filed with the SEC on February 12, 2016 OCM and its affiliates owned 671,702 shares of the Company’s voting common stock as of December 31, 2016, which OCM reported represented less than 5 percent of the Company’s total shares outstanding.
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
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of December 31, 2016 and 2015, outstanding advances by the Bank (and the largest aggregate amount outstanding) under the Teleios line of credit were $15.0 million and $3.6 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the years ended December 31, 2016 and 2015, $2.0 million and no principal, respectively, and $462 thousand and $14 thousand in interest, respectively, was paid by Teleios on the line of credit to the Bank.
Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $45.0 million (the Sabal repurchase facility) effective October 7, 2016, to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $55.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the years ended December 31, 2016 and 2015, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $55.1 million and $26.3 million, respectively. The amount outstanding as of December 31, 2016 and 2015 was $22.6 million and $26.3 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $514.1 million and $105.0 million in principal, respectively, and $1.1 million and $252 thousand in interest, respectively, was paid by Sabal on the facility to the Bank during the years ended December 31, 2016 and 2015.
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
Patriot Affiliates. As reported in a Schedule 13-D amendment filed with the SEC on November 10, 2014, Patriot’s last public filing reporting ownership of the Company’s securities, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (Patriot) owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot reported represented 9.3 percent of the Company’s outstanding voting common stock as of that date. For the details of the transaction in which Patriot acquired certain of these shares, see “Securities Purchase Agreement with Patriot.” Based on Patriot's prior report of owning 3,100,564 shares, Patriot owned approximately 6.2 percent of the Company’s outstanding voting common stock as of December 31, 2016.
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
The BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. As of December 31, 2016, the Bank owned $102.5 million in BOLI or approximately 10.3 percent of the Bank's Tier 1 Capital at December 31, 2016. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.
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

St. Cloud Affiliates. On November 24, 2014, the Bank invested as a limited partner in an affiliate of St. Cloud Capital LLC (St. Cloud). Based on a Schedule 13-G amendment filed with the SEC on February 14, 2012, St. Cloud's last public filing reporting ownership of the Company securities, St. Cloud holds 700,538 shares of the Company’s voting common stock (approximately 1.4 percent of the Company's outstanding shares as of December 31, 2016). The affiliate is St. Cloud Capital Partners III SBIC, LP (the Partnership), which applied for a license granted by the U.S. Small Business Administration to operate as a debenture Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958 and the regulations promulgated thereunder. The Community Reinvestment Act of 1977 expressly identifies an investment by a bank in an SBIC as a type of investment that is presumed by the regulatory agencies to promote economic development. The Boards of Directors of the Company and the Bank approved the Bank’s investment. The Bank has agreed to invest a minimum of $5.0 million, but up to $7.5 million as long as the Bank’s limited partnership interest in the Partnership remains under 9.9 percent.
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
As of December 31, 2016, St. Cloud entities held $1 thousand in deposits at the Bank.
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

NOTE 27 – SUBSEQUENT EVENTS
Line of Credit Covenant Waiver
On November 29, 2016, the Company received, from the administrative agent and the lenders under the Company’s line of credit agreement, a waiver of the requirement under the credit agreement that the Company deliver its consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2016 (the September 30, 2016 Financial Statements) to the administrative agent within 60 days after that date. The waiver effectively extended the time for delivering the September 30, 2016 Financial Statements to January 26, 2017. On January 25, 2017, the Company and the administrative agent and lenders under the credit agreement entered into an amendment to the line of credit agreement that further extended the time for the Company to deliver the September 30, 2016 Financial Statements to March 1, 2017. The line of credit had an outstanding balance of $68.0 million at January 25, 2017.
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
The Company was not able to timely file its 10-Q for the quarter ended September 30, 2016. This led to issuance by the NYSE of a letter notifying the Company that it was not in compliance with the continued listing requirements of Section 802.01E of the NYSE Listed Company Manual. The Company believes that, as of March 1, 2017, it had filed with the SEC all required periodic reports and was no longer out of compliance with the NYSE continued listing standards. The Company anticipates confirming its compliance with NYSE staff in the near future.
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
In connection with his resignation, on January 23, 2017 (Effective Date), the Company and Mr. Sugarman entered into an Employment Separation Agreement and Release effective as of the Effective Date (Agreement). Under the terms of the Agreement, as negotiated between the Company and Mr. Sugarman, Mr. Sugarman resigned from all positions he held with respect to the Company, the Bank and their respective affiliated entities (collectively, the Bank Affiliated Entities), and resigned from the Board of Directors of the Company and the Bank. The Agreement provides that the Company will pay or provide to Mr. Sugarman (a) his 2016 annual bonus in the amount of $1,500,000, payable on January 31, 2017; (b) a payment of $1,040,000 on January 31, 2017; (c) a payment of $360,000, payable on the first payroll date after the six month anniversary of the Effective Date; (d) a payment of $1,350,000, payable in equal installments commencing on the first payroll date following the six months anniversary of the Effective Date and continuing through the twelfth month following the Effective Date; (e) medical and dental benefits to Mr. Sugarman and his eligible dependents, as if he were an employee, for three years following the Effective Date; and (f) any other amounts or benefits required to be paid or provided or which Mr. Sugarman has a right to receive under any plan, program, policy, practice or contract of the Bank Affiliated Entities through the Effective Date. In addition, Mr. Sugarman’s outstanding unvested equity awards will vest and his options and stock appreciation rights will remain exercisable for their full terms. Mr. Sugarman is not entitled to any other severance payments or benefits.
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
Cessation of CS Financial, Inc. Operations
The Bank purchased CS Financial in 2013 and has operated it as a wholly owned subsidiary. Currently, the Bank does not maintain any employees or offices and has discontinued taking new loan applications for CS Financial. The Bank will be ceasing the operations of CS Financial.
Los Angeles Football Club Naming Rights and Sponsorship
On February 28, 2017, the Bank executed more detailed definitive agreements with Los Angeles Football Club and LAFC Stadium Co. LLC with respect to naming rights and sponsorship, which are subject to MLS rules and/or approval, all as more fully described in Note 26.
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
Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act)) as of December 31, 2016 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. Based up that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2016, due to the identification of a material weakness in our internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Notwithstanding the identified material weakness related to the Company’s control environment, the Company believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
The Company's Report on Internal Control Over Financial Reporting
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
The Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 due to the fact that a material weakness existed in the Company’s internal control over financial reporting as further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weaknesses Identified Relating to the Tone at the Top Regarding the Importance of Internal Control over Financial Reporting as of December 31, 2016
As disclosed in the Company’s 10-Q, as of September 30, 2016, we determined that an inadequate tone at the top regarding the importance of internal control over financial reporting gave rise to the material weakness. Specifically, the Company’s tone at the top did not appropriately prioritize the Company’s internal control over financial reporting which has not been sufficient to address new and evolving sources of potential misstatement largely driven by the increased complexity and growth in the size and scale of the business. This ineffective tone at the top adversely impacted a number of processes resulting in an ineffective risk assessment process, ineffective monitoring activities, and insufficient resources or support which caused the Company to experience an increase in the number of control deficiencies across multiple processes. As a result, even though no material misstatement was identified in the financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

The Company’s Plan to Remediate the Material Weakness
In order to remediate the inadequate tone at the top regarding the importance of internal control over financial reporting, the Company has initiated or will initiate the following steps:

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
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our remediation efforts related to the material weakness are ongoing.

/s/ Hugh Boyle	/s/ J. Francisco A. Turner
Hugh Boyle Interim Chief Executive Officer	J. Francisco A. Turner Interim President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Banc of California, Inc.:
We have audited Banc of California, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Banc of California, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to inadequate tone at the top regarding the importance of internal control over financial reporting, which adversely impacted a number of processes resulting in an ineffective risk assessment process, ineffective monitoring activities, and insufficient resources or support and caused the Company to experience an increase in the number of control deficiencies across multiple processes has been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Banc of California, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, of Banc of California, Inc. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 1, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Banc of California, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP KPMG LLP
Irvine, California
March 1, 2017

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
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
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Nomination Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,307,638	$11.61	1,432,221
Equity compensation plans not approved by security holders	—	$—	—

(1)	The exercise price of included warrants to purchase 780,000 shares of non-voting common stock is subject to certain adjustments.

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

Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

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
(y)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(aa)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(o)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(p)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(q)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(bb)

3.10	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	(mm)

3.11	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	(rr)

3.12	Fourth Amended and Restated Bylaws of the Registrant	(ii)

3.12A	Amendment No. 1 to Fourth Amended and Restated Bylaws of the Registrant	(ww)

3.12B	Amendment No. 2 to Fourth Amended and Restated Bylaws of the Registrant	(xx)

3.12C	Amendment No. 3 to Fourth Amended and Restated Bylaws of the Registrant	(yy)

3.12D	Amendment No. 4 to Fourth Amended and Restated Bylaws of the Registrant	(aaa)

3.13	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	(rr)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(l)

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
(rr)

10.1	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	(i)

10.1A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	(i)

10.1B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(ff)

10.1C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(gg)

10.1D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	(tt)

10.1E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc., Banc of California, National Association, and Steven A. Sugarman	(uu)

10.1F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	(uu)

10.1G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	(zz)

10.2	Reserved

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.3A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	(ss)

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.4A	Separation and Settlement Agreement, dated as of August 12, 2015, by and between the Registrant and Ronald J. Nicolas, Jr.	(qq)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.5A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	(ss)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(z)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(kk)

10.12B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	(ss)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(kk)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(kk)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(pp)

10.22A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and James J. McKinney	(uu)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(ii)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	(ss)

10.24A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	(uu)

10.25	Form Director and Executive Officer Indemnification Agreement	(ss)

10.26	Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and Brian Kuelbs	(uu)

10.27	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc. and Thedora Nickel	(uu)

10.28	Trust Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Evercore Trust Company, N.A., as trustee.	(vv)

10.29	Common Stock Purchase Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust.	(vv)

10.30	Separation Agreement and Release, dated as of February 8, 2017, by and between the Registrant and Chad T. Brownstein	10.30

10.31	Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC	(aaa)

11.0	Statement regarding computation of per share earnings	(bbb)

12.0	Statement regarding ratio of earnings to combined fixed charges	12.0

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	21.0

22.0	Published report regarding matters submitted to vote of security holders	None

23.0	Consent of KPMG LLP	23.0

24.0	Power of Attorney	(ccc)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 12, 2015 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ss)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(tt)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(uu)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(vv)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(ww)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 1, 2016 and incorporated herein by reference.

(xx)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 16, 2016 and incorporated herein by reference.

(yy)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 13, 2017 and incorporated herein by reference.

(zz)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(aaa)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(bbb)	Refer to Note 21 of the Notes to Consolidated Financial Statements contained in Item 8.

(ccc)	Included on signatory pages of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: March 1, 2017	/s/ Hugh Boyle
Hugh Boyle
Interim Chief Executive Officer
(Duly Authorized Representative)
POWER OF ATTORNEY
We, the undersigned officers and directors of BANC OF CALIFORNIA, INC., hereby severally and individually constitute and appoint Hugh Boyle and J. Francisco A. Turner, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2017	/s/ Hugh Boyle
Hugh Boyle
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2017	/s/ J. Francisco A. Turner
J. Francisco A. Turner
Interim President/Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2017	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President/Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2017	/s/ Robert Sznewajs
Robert Sznewajs, Chairman of the Board of Directors

Date: March 1, 2017	/s/ Eric Holoman
Eric Holoman, Director

Date: March 1, 2017	/s/ Halle Benett
Halle Benett, Director

Date: March 1, 2017	/s/ Jeffrey Karish
Jeffrey Karish, Director

Date: March 1, 2017	/s/ Jonah Schnel
Jonah Schnel, Director

Date: March 1, 2017	/s/ Richard Lashley
Richard Lashley, Director

Date: March 1, 2017
W. Kirk Wycoff, Director