Form 10-Q
period 2017-03-31
BANC OF CALIFORNIA, INC.
filed 2017-05-10
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35522

BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of
incorporation or organization)
04-3639825
(IRS Employer Identification No.)
3 MacArthur Place, Santa Ana, California
(Address of principal executive offices)
92707
(Zip Code)
(855) 361-2262
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” ,“smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of May 3, 2017, the registrant had outstanding 49,982,585 shares of voting common stock and 277,797 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2017

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	a pending investigation by the SEC may result in adverse findings, reputational damage, the imposition of sanctions, increased costs and other negative consequences;

ii.	management time and resources may be diverted to address the pending SEC investigation as well as any related litigation and litigation initiated by stockholders;

iii.
the recent resignation of our former chief executive officer might cause a loss of confidence among certain customers who may withdraw their deposits or terminate their business relationships with us, notwithstanding the hiring of our new chief executive officer;

iv.
our performance may be adversely affected by the management transition resulting from the recent resignation of our former chief executive officer, notwithstanding the hiring of our new chief executive officer;

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

vi.
the recent disposition of the Banc Home Loans division that occurred during the first quarter of 2017 may adversely impact our revenues and profitability to the extent we are unable to replace its revenues or realize the expected cost savings of this transaction;

vii.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

viii.	a worsening of current economic conditions, as well as turmoil in the financial markets;

ix.
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

x.	the quality and composition of our securities portfolio;

xi.	changes in general economic conditions, either nationally or in our market areas, or in financial markets;

xii.
continuation of or changes in the historically low short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, and our net interest margin and funding sources;

xiii.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

xiv.	our ability to maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;

xv.
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

xvi.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, as well as additional regulatory burdens that result from our growth to over $10 billion in total assets;

xvii.	our ability to control operating costs and expenses;

xviii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xix.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xx.	the network and computer systems on which we depend could fail or experience a security breach;

xxi.	our ability to attract and retain key members of our senior management team;

xxii.	costs and effects of litigation, including settlements and judgments;

xxiii.	increased competitive pressures among financial services companies;

xxiv.	changes in consumer spending, borrowing and saving habits;

xxv.	adverse changes in the securities markets;

xxvi.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxvii.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxviii.	the ability of key third-party providers to perform their obligations to us;

xxix.
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxx.
share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;

xxxi.	war or terrorist activities; and

xxxii.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$15,686	$16,769
Interest-earning deposits in financial institutions	393,595	422,741
Total cash and cash equivalents	409,281	439,510
Time deposits in financial institutions	1,000	1,000
Securities available-for-sale, at fair value	2,434,541	2,381,488
Securities held-to-maturity, at amortized cost (fair value of $879,898 and $899,743 at March 31, 2017 and December 31, 2016, respectively)	863,269	884,234
Loans held-for-sale, carried at fair value	1,695	10,636
Loans held-for-sale, carried at lower of cost or fair value	226,501	287,382
Loans and leases receivable, net of allowance for loan and lease losses of $42,736 and $40,444 at March 31, 2017 and December 31, 2016, respectively	6,062,585	5,994,308
Federal Home Loan Bank and other bank stock, at cost	63,238	67,842
Servicing rights, net ($42,833 and $38,440 measured at fair value at March 31, 2017 and December 31, 2016, respectively)	44,451	39,936
Other real estate owned, net	3,345	2,502
Premises, equipment, and capital leases, net	146,631	140,917
Bank owned life insurance	103,093	102,512
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	47,633	25,639
Deferred income tax	18,673	9,989
Income tax receivable	15,973	16,009
Other intangible assets, net	12,191	13,617
Other assets	128,036	92,694
Assets of discontinued operations (Note 2)	432,805	482,494
Total assets	$11,052,085	$11,029,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,273,649	$1,282,629
Interest-bearing deposits	7,324,044	7,859,521
Total deposits	8,597,693	9,142,150
Advances from Federal Home Loan Bank	1,080,000	490,000
Securities sold under repurchase agreements	26,320	—
Other borrowings	67,981	67,922
Long term debt, net	174,090	175,378
Reserve for loss on repurchased loans	8,118	7,974
Income taxes payable	618	92
Due on unsettled securities purchases	—	50,149
Accrued expenses and other liabilities	81,208	81,469
Liabilities of discontinued operations (Note 2)	30,309	34,480
Total liabilities	10,066,337	10,049,614
Commitments and contingent liabilities (Note 19)
Preferred stock	269,071	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 53,700,386 shares issued and 49,601,363 shares outstanding at March 31, 2017; 53,794,322 shares issued and 49,695,299 shares outstanding at December 31, 2016	537	537
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 277,797 shares issued and outstanding at March 31, 2017 and 201,922 shares issued and outstanding December 31, 2016	3	2
Additional paid-in capital	614,983	614,226
Retained earnings	139,926	134,515
Treasury stock, at cost (4,099,023 shares at March 31, 2017 and December 31, 2016)	(29,070)	(29,070)
Accumulated other comprehensive loss, net	(9,702)	(9,042)
Total stockholders’ equity	985,748	980,239
Total liabilities and stockholders’ equity	$11,052,085	$11,029,853
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest and dividend income
Loans and leases, including fees	$69,507	$63,966
Securities	27,239	16,047
Other interest-earning assets	2,096	1,049
Total interest and dividend income	98,842	81,062
Interest expense
Deposits	13,960	8,107
Federal Home Loan Bank advances	1,423	1,262
Securities sold under repurchase agreements	6	160
Long term debt and other interest-bearing liabilities	2,972	4,294
Total interest expense	18,361	13,823
Net interest income	80,481	67,239
Provision for loan and lease losses	2,583	321
Net interest income after provision for loan and lease losses	77,898	66,918
Noninterest income
Customer service fees	1,623	848
Loan servicing income (loss)	2,756	(2,205)
Income from bank owned life insurance	581	563
Net gain on sale of securities available-for-sale	3,356	16,789
Net gain on sale of loans	4,019	2,195
Loan brokerage income	1,027	901
Other income	1,541	2,102
Total noninterest income	14,903	21,193
Noninterest expense
Salaries and employee benefits	32,443	33,469
Occupancy and equipment	10,668	8,941
Professional fees	15,073	5,903
Outside service fees	1,883	1,625
Data processing	2,179	1,686
Advertising	1,725	986
Regulatory assessments	2,441	1,736
Loss on investments in alternative energy partnerships	8,682	—
Reversal for loan repurchases	(325)	(359)
Amortization of intangible assets	1,090	1,322
Impairment on intangible assets	336	—
Restructuring expense	5,287	—
All other expense	8,414	3,835
Total noninterest expense	89,896	59,144
Income from continuing operations before income taxes	2,905	28,967
Income tax (benefit) expense	(6,471)	11,661
Income from continuing operations	9,376	17,306
Income from discontinued operations before income taxes (including net gain on disposal of $13,302 for the three months ended March 31, 2017)	13,348	3,988
Income tax expense	5,523	1,607
Income from discontinued operations	7,825	2,381
Net income	17,201	19,687
Preferred stock dividends	5,113	4,575
Net income available to common stockholders	$12,088	$15,112
Basic earnings per common share
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	$0.23	$0.36
Diluted earnings per common share
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	$0.23	$0.36
Basic earnings per class B common share
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	$0.23	$0.36
Diluted earnings per class B common share
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	$0.23	$0.36
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$17,201	$19,687
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain arising during the period	1,300	15,568
Reclassification adjustment for gain included in net income	(1,960)	(9,738)
Total change in unrealized gain (loss) on available-for-sale securities	(660)	5,830
Total other comprehensive (loss) income	(660)	5,830
Comprehensive income	$16,541	$25,517
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands) (Unaudited)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
		Voting	Class B Non-Voting					Total
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income:
Net income	—	—	—	—	19,687	—	—	19,687
Other comprehensive income, net	—	—	—	—	—	—	5,830	5,830
Issuance of common stock	—	60	—	75,471	—	—	—	75,531
Issuance of preferred stock	120,258	—	—	—	—	—	—	120,258
Stock option compensation expense	—	—	—	138	—	—	—	138
Restricted stock compensation expense	—	—	—	3,653	—	—	—	3,653
Stock appreciation right expense	—	—	—	13	—	—	—	13
Restricted stock surrendered due to employee tax liability	—	(1)	—	(192)	—	—	—	(193)
Tax effect from stock compensation plan	—	—	—	192	—	—	—	192
Shares purchased under the Dividend Reinvestment Plan	—	—	—	58	(50)	—	—	8
Stock appreciation right dividend equivalents	—	—	—	—	(186)	—	—	(186)
Dividends declared ($0.12 per common share)	—	—	—	—	(5,231)	—	—	(5,231)
Preferred stock dividends	—	—	—	—	(4,575)	—	—	(4,575)
Balance at March 31, 2016	$311,008	$454	$1	$509,123	$73,179	$(29,070)	$2,835	$867,530
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	17,201	—	—	17,201
Other comprehensive income, net	—	—	—	—	—	—	(660)	(660)
Issuance of common stock	—	1	1	(2)	—	—	—	—
Stock option compensation expense	—	—	—	247	—	—	—	247
Restricted stock compensation expense	—	—	—	2,604	—	—	—	2,604
Stock appreciation right expense	—	—	—	42	—	—	—	42
Restricted stock surrendered due to employee tax liability	—	(1)	—	(2,134)	—	—	—	(2,135)
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—	(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,474)	—	—	(6,474)
Preferred stock dividends	—	—	—	—	(5,113)	—	—	(5,113)
Balance at March 31, 2017	$269,071	$537	$3	$614,983	$139,926	$(29,070)	$(9,702)	$985,748
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$17,201	$19,687
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan and lease losses	2,583	321
Reversal for loan repurchases	(325)	(359)
Net revenue on mortgage banking activities	(29,434)	(33,684)
Net gain on sale of loans	(4,019)	(2,195)
Net amortization of premiums and discounts on securities	218	389
Depreciation on premises and equipment	3,324	2,830
Amortization of intangibles	1,090	1,322
Amortization of debt issuance cost	42	245
Stock option compensation expense	247	138
Stock award compensation expense	2,604	3,653
Stock appreciation right compensation expense	42	13
Bank owned life insurance income	(581)	(563)
Impairment on intangible assets	336	—
Net gain on sale of securities available-for-sale	(3,356)	(16,789)
Net gain on disposal of discontinued operations	(13,302)	—
Gain on sale of mortgage servicing rights	—	(2)
Loss (gain) on sale of other real estate owned	5	(37)
Loss on investments in alternative energy partnerships, net	8,682	—
Deferred income tax expense	(8,214)	(98)
Loss on sale or disposal of property and equipment	255	1
Loss from change of fair value and runoff on mortgage servicing rights	1,903	10,151
Increase in valuation allowances on other real estate owned	3	—
Repurchase of mortgage loans	(13,630)	(8,035)
Originations of loans held-for-sale from mortgage banking	(935,428)	(1,024,307)
Originations of other loans held-for-sale	(63,101)	(201,195)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	958,529	1,009,532
Proceeds from sales of and principal collected on other loans held-for-sale	127,629	67,846
Change in deferred loan fees	(708)	(85)
Net amortization of premiums and discounts on purchased loans	(2,070)	(10,617)
Change in accrued interest receivable	1,331	(4,167)
Change in other assets	(13,875)	(22,349)
Change in accrued interest payable and other liabilities	(53,972)	13,038
Net cash used in operating activities	(15,991)	(195,316)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	378,539	2,247,421
Proceeds from maturities and calls of securities available-for-sale	32,465	—
Proceeds from principal repayments of securities available-for-sale	10,746	19,326
Proceeds from maturities and calls of securities held-to-maturity	21,020	—
Purchases of securities available-for-sale	(472,850)	(2,975,271)
Net cash provided by disposal of discontinued operations	55,629	—
Loan and lease originations and principal collections, net	(309,961)	(293,744)
Purchase of loans and leases	—	(31,048)
Redemption of Federal Home Loan Bank stock	4,813	5,690
Purchase of Federal Home Loan Bank and other bank stock	(209)	(7,767)
Proceeds from sale of loans	249,695	51,826
Proceeds from sale of other real estate owned	320	956
Proceeds from sale of mortgage servicing rights	—	5
Proceeds from sale of premises and equipment	172	—
Additions to premises and equipment	(10,317)	(6,202)
Payments of capital lease obligations	(271)	(243)
Investments in alternative energy partnerships	(30,927)	—
Net cash used in investing activities	(71,136)	(989,051)
Cash flows from financing activities:
Net (decrease) increase in deposits	(544,457)	534,516
Net increase in short-term Federal Home Loan Bank advances	540,000	265,000
Repayment of long-term Federal Home Loan Bank advances	(50,000)	—
Proceeds from long-term Federal Home Loan Bank advances	100,000	—
Net increase in securities sold under repurchase agreements	26,320	257,100
Net proceeds from issuance of common stock	—	75,531
Net proceeds from issuance of preferred stock	—	120,258
Payment of amortizing debt	(1,330)	(1,234)
Restricted stock surrendered due to employee tax liability	(2,135)	(193)
Dividend equivalents paid on stock appreciation rights	(202)	(184)
Dividends paid on preferred stock	(5,113)	(3,030)
Dividends paid on common stock	(6,185)	(4,509)
Net cash provided by financing activities	56,898	1,243,255
Net change in cash and cash equivalents	(30,229)	58,888
Cash and cash equivalents at beginning of period	439,510	156,124
Cash and cash equivalents at end of period	$409,281	$215,012
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$15,888	$16,306
Income taxes paid	6,574	1,597
Income taxes refunds received	—	1
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	1,171	147
Transfer of loans held-for-investment to loans held-for-sale, net of transfer of $0 from allowance for loan and lease losses for the three months ended March 31, 2017 and 2016	242,288	61,410
Transfer of loans held-for-sale to loans held-for-investment	—	4,746
Equipment acquired under capital leases	70	—
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiary, Banc of California, National Association (the Bank), as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Santa Ana, California and incorporated under the laws of Maryland. Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (FRB) and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC).
As of March 31, 2017, the Bank had 37 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California.
The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2017.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by GAAP are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the SEC. The December 31, 2016 statement of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and its operating results and financial condition have been presented as discontinued operations in the consolidated financial statements (see Note 2 for additional information). Unless otherwise indicated, information included in these notes to the consolidated financial statements (unaudited) are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.
In connection with the sale of its Mortgage Banking segment, the Company reassessed its reportable operating segments. Based on this internal evaluation, the Company determined that all three of its previously disclosed reportable segments, Commercial Banking, Mortgage Banking, and Corporate/Other, are no longer applicable. Accordingly, to better reflect how the Company is now managed and how information is internally reviewed, the Company determined that all services offered by the Company relate to Commercial Banking and, as a result, its only reportable segment is Commercial Banking.
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

Incentive Compensation: At December 31, 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances, was determined to be a change in estimate.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of March 31, 2017, the Company had net deferred tax assets of $18.7 million, with no valuation allowance and as of December 31, 2016, the Company had net deferred tax assets of $10.0 million, with no valuation allowance. See Note 11 for additional information.
Variable Interest Entities: The Company holds ownership interests in certain special purpose entities. The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company performs analyses of whether the Company is the primary beneficiary of a VIE on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 17 for additional information.
Alternative Energy Partnerships: The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). The Company is a limited partner in these partnerships, which were formed to invest in newly installed residential rooftop solar leases and power purchase agreements. The investment is recorded using a Hypothetical Liquidation at Book Value (HLBV) method. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnerships. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. See Note 11 and 17 for additional information.
Stock Employee Compensation Trust: The Company maintains a Stock Employee Compensation Trust (SECT) to fund future employee stock compensation and benefit obligations of the Company. The SECT holds and will release shares of the Company's common stock to be used to fund the Company's obligations during the term of the SECT under certain stock and other employee benefit plans of the Company. The Company accounts for and presents the shares held by the SECT as treasury stock. As the Company allocates the shares to the designated plans, the shares are released from the SECT, and the Company recognizes compensation expenses based on the fair value of the shares on the grant date. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The 2,500,000 unallocated shares of the Company's common stock held by the SECT as of March 31, 2017 were not included in the weighted average number of common shares outstanding for purposes of calculating the Company's earnings per share (EPS). See Note 14, 15 and 17 for additional information.
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

Adopted Accounting Pronouncements: During the three months ended March 31, 2017, the following pronouncement applicable to the Company was adopted:
In March 2016, the FASB issued Accounting Standard Update (ASU) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This Update was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies, income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. ASU 2016-09 is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements. See Note 11 for additional information.
Recent Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update require lessees to recognize the assets and liabilities that arise from leases, as well as define classification criteria for distinguishing between financing leases and operating leases. This Update requires lessees to recognize all leases on the Consolidated Statement of Financial Condition as lease assets and lease liabilities based primarily on the present value of future lease payments. Lessor accounting is largely unchanged. A modified retrospective approach is required at adoption which requires all prior periods presented in the financial statements to be restated, with a cumulative effect adjustment to retained earnings as of the beginning of the earliest period presented. This guidance also requires additional disclosures regarding leasing arrangements. For public business entities, the amendments to this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This Update amends the guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies the collectability criteria, accounting policy elections, noncash consideration, satisfied and unsatisfied performance obligations, completed contracts, and disclosures. The amendments in ASU 2016-12 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements. As this ASU is not applicable to financial instruments, it will not impact the Company's major portion of revenue, net interest income, and the Company does not expect this guidance to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements. The impact of this Update will depend upon the state of the economy and the nature of the Company's portfolio at the date of adoption.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this Update provide a guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, Topic 805 does not specify the minimum inputs and processes required for a set to meet the definition of a business. This Update presents a more robust framework to use when an entity determines whether a set of assets and activities represents a business. Also, this Update sets forth more consistency in applying the guidance with a more operable definition of a business. Public business entities must prospectively apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this Update eliminate Step 2 from the goodwill impairment test when it is required. Instead, an entity must perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. For an impairment charge, an entity must recognize impairment by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Furthermore, this Update requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. Public business entities that are SEC filers must adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal year beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments in this Update clarify the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. An in substance nonfinancial asset is an asset within a contract or subsidiary in which substantially all of the fair value of the asset is concentrated in a nonfinancial asset. In addition, the amendment requires an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when the entity does not retain a controlling financial interest in the legal entity that holds the asset and an entity transfers control of the asset. Once control is transferred, any non-controlling interest received is required to be measured at fair value. The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this Update to annual periods beginning after December 15, 2018, including interim periods. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
NOTE 2 – SALES OF SUBSIDIARY AND BUSINESS UNITS
The Palisades Group Sale
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group, a wholly owned subsidiary of the Company, to an entity wholly owned by Stephen Kirch and Jack Macdowell the then-acting Chief Executive Officer and Chief Investment Officer of The Palisades Group, respectively. As part of the sale, The Palisades Group issued to the Company a 10 percent, $5.0 million note due May 5, 2018 (the Note). The Company recognized a gain on sale of subsidiary of $3.7 million on its Consolidated Statements of Operations for the three months ended June 30, 2016.
The following table summarizes the calculation of the gain on sale of The Palisades Group:

Three Months Ended
June 30, 2016
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
On September 28, 2016, the Note was paid in full in cash prior to maturity and the Company recognized an additional gain of $2.8 million, which was included in Other Income in the Consolidated Statements of Operations for the three months ended September 30, 2016.

Commercial Equipment Finance Business Sale
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit from its Commercial Banking segment to Hanmi Bank, a wholly-owned subsidiary of Hanmi Financial Corporation (Hanmi). As part of the transaction, Hanmi acquired $217.2 million of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. An additional $25.4 million of equipment leases were transferred during December 2016. Hanmi retained most of the Company’s former Commercial Equipment Finance employees. The Company recorded a gain on sale of business unit of $2.6 million in its Consolidated Statements of Operations for the three months ended December 31, 2016.
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division represented the Company's Mortgage Banking segment, the activities of which related to originating, processing, underwriting, funding and selling residential mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency residential mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment including MSRs on certain conventional government SFR mortgage loans that were not sold as part of the Banc Home Loans sale, and the repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they will continue to be part of the Company’s ongoing operations.
The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon closing of the transaction. The Company may receive up to an additional $5.0 million cash premium based on criteria tied to loan officer retention by Caliber. Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. Caliber retains an option to buy out the future earn-out payable to the Company in exchange for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber makes the payment of the buyout amount. Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The transaction resulted in a net gain of disposal of $13.3 million.
The Banc Home Loans division originated conforming SFR mortgage loans and sold these loans in the secondary market. The amount of net revenue on mortgage banking activities was a function of mortgage loans originated for sale and the fair values of these loans and related derivatives. Net revenue on mortgage banking activities included mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of MSRs.
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

Three Months Ended
March 31, 2017
(In thousands)
Proceeds from the transaction	$63,332
Compensation expense related to the transaction	(4,000)
Other transaction costs	(3,703)
Net cash proceeds	55,629
Book value of certain assets sold	(2,455)
MSRs sold	(37,772)
Goodwill	(2,100)
Net gain on disposal	$13,302

The following tables present the financial information of discontinued operations as of the dates or for the periods indicated:
Statements of Financial Condition of Discontinued Operations

	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS
Loans held-for-sale, carried at fair value (1)	$420,449	$406,338
Loans held-for-sale, carried at lower of cost or fair value	682	295
Servicing rights carried at fair value	—	37,681
Premises, equipment, and capital leases, net	—	2,700
Goodwill	—	2,100
Other assets	11,674	33,380
Assets of discontinued operations	$432,805	$482,494
LIABILITIES
Accrued expenses and other liabilities (1)	$30,309	$34,480
Liabilities of discontinued operations	$30,309	$34,480

(1)
Includes $20.0 million and $16.5 million of GNMA loans, respectively, that are delinquent more than 90 days and subject to a repurchase option by the Company at March 31, 2017 and December 31, 2016. As such, the Company is deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability recognized in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

Statements of Operations of Discontinued Operations

	Three Months Ended
	March 31,
	2017	2016
Interest income
Loans, including fees	$3,266	$3,178
Total interest income	3,266	3,178
Noninterest income
Net gain on disposal	13,302	—
Loan servicing income (loss)	1,551	(3,083)
Net revenue on mortgage banking activities	29,434	33,684
Loan brokerage income	90	(27)
All other income	424	192
Total noninterest income	44,801	30,766
Noninterest expense
Salaries and employee benefits	24,375	23,714
Occupancy and equipment	2,357	2,799
Professional fees	102	309
Outside Service Fees	2,364	1,438
Data processing	464	508
Advertising	833	841
Restructuring expense	3,218	—
All other expenses	1,006	347
Total noninterest expense	34,719	29,956
Income from discontinued operations before income taxes	13,348	3,988
Income tax expense	5,523	1,607
Income from discontinued operations	$7,825	$2,381
Statements of Cash Flows of Discontinued Operations

	Three Months Ended
	March 31,
	2017	2016
Net cash used in operating activities	(10,111)	(56,100)
Net cash provided by investing activities	55,629	—
Net cash provided by (used in) discontinued operations	45,518	(56,100)

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include Small Business Administration (SBA) loan pool securities, U.S. government sponsored entity (GSE) and agency securities, private label residential mortgage-backed securities, agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and non-agency corporate bonds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at March 31, 2017 or December 31, 2016.
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
Derivative Assets and Liabilities:
Derivative Instruments Related to Mortgage Banking Activities: The Company enters into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers with forward loan sale commitments and trades in to-be-announced (TBA) mortgage-backed securities of GSEs. These forward settling contracts are classified as Level 2, as valuations are based on market observable inputs. Fair values of these derivatives are included assets and liabilities of discontinued operations.
Interest Rate Swaps and Caps: The Company offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.

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
Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold for which the Company elected to follow the fair value measurement method for subsequent accounting. The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale:
SBA loan pools securities	$1,145	$—	$1,145	$—
Private label residential mortgage-backed securities	116,757	—	116,757	—
Corporate bonds	19,144	—	19,144	—
Collateralized loan obligation	1,502,253	—	1,502,253	—
Agency mortgage-backed securities	795,242	—	795,242	—
Loans held-for-sale, carried at fair value (1)	422,144	—	355,443	66,701
Mortgage servicing rights (2)	42,833	—	—	42,833
Derivative assets:
Interest rate lock commitments (3)	9,813	—	9,813	—
Mandatory forward commitments (3)	153	—	153	—
Interest rate swaps and caps (4)	1,099	—	1,099	—
Foreign exchange contracts (4)	—	—	—	—
Liabilities
Derivative liabilities:
Interest rate lock commitments (5)	81	—	81	—
Mandatory forward commitments (5)	2,909	—	2,909	—
Interest rate swaps and caps (6)	1,096	—	1,096	—
Foreign exchange contracts (6)	—	—	—	—

(1)
Includes loans held-for-sale carried at fair value of $420.4 million ($353.7 million at Level 2 and $66.7 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net in the Consolidated Statements of Financial Condition

(3)	Included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition

(4)	Included in Other Assets in the Consolidated Statements of Financial Condition

(5)	Included in Liabilities of Discontinued Operations in the Consolidated Statements of Financial Condition

(6)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale:
SBA loan pools securities	$1,221	$—	$1,221	$—
Private label residential mortgage-backed securities	117,177	—	117,177	—
Corporate bonds	48,948	—	48,948	—
Collateralized loan obligation	1,406,869	—	1,406,869	—
Agency mortgage-backed securities	807,273	—	807,273	—
Loans held-for-sale, carried at fair value (1)	416,974	—	358,714	58,260
Mortgage servicing rights (2)	76,121	—	—	76,121
Derivative assets
Interest rate lock commitments (3)	8,317	—	8,317	—
Mandatory forward commitments (3)	8,897	—	8,897	—
Interest rate swaps and caps (4)	707	—	707	—
Foreign exchange contracts (4)	47	—	47	—
Liabilities
Derivative liabilities
Interest rate lock commitments (5)	231	—	231	—
Mandatory forward commitments (5)	1,212	—	1,212	—
Interest rate swaps and caps (6)	655	—	655	—
Foreign exchange contracts (6)	18	—	18	—

(1)
Includes loans held-for-sale carried at fair value of $406.3 million ($348.1 million at Level 2 and $58.3 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition.

(2)	Included in Servicing Rights, Net, except for $37.7 million included in Assets of Discontinued Operations, in the Consolidated Statements of Financial Condition

(3)	Included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition

(4)	Included in Other Assets in the Consolidated Statements of Financial Condition

(5)	Included in Liabilities of Discontinued Operations in the Consolidated Statements of Financial Condition

(6)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Mortgage servicing rights (1)
Balance at beginning of period	$76,121	$49,939
Transfers in and (out) of Level 3 (2)	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(44)	(8,201)
Additions	7,801	8,582
Sales, paydowns, and other (3)	(41,045)	(1,950)
Balance at end of period	$42,833	$48,370
Loans Repurchased from Ginnie Mae Loan Pools (4)
Balance at beginning of period	$58,260	$18,291
Transfers in and (out) of Level 3 (2)	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	9	47
Additions	17,296	9,826
Sales, settlements, and other	(8,864)	(1,584)
Balance at end of period	$66,701	$26,580

(1)
Includes $37.7 million and $23.0 million, respectively, of MSRs of discontinued operations for balances at beginning of period and $0 and $22.3 million, respectively, of MSRs of discontinued operations for balances at end of period for the three months ended March 31, 2017 and 2016

(2)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer

(3)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the three month ended March 31, 2017

(4)	Included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition
Loans repurchased from Ginnie Mae Loan pools had aggregate unpaid principal balances of $66.8 million and $58.3 million at March 31, 2017 and December 31, 2016, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at March 31, 2017 and December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
March 31, 2017
Mortgage servicing rights	$42,833	Discounted cash flow	Discount rate	9.25% to 15.00% (10.95%)
			Prepayment rate	7.00% to 37.80% (12.83%)
December 31, 2016
Mortgage servicing rights (1)	$76,121	Discounted cash flow	Discount rate	9.11% to 15.00% (10.18%)
			Prepayment rate	7.00% to 39.90% (11.84%)

(1)	Includes $37.7 million of MSRs of discontinued operations
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at March 31, 2017 and December 31, 2016 included an expected loss rate of 1.55 percent. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

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
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	March 31, 2017			December 31, 2016
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$1,695	$1,671	$24	$10,636	$10,606	$30
Nonaccrual loans	—	—	—	—	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$420,449	$408,318	$12,131	$406,338	$397,283	$9,055
Nonaccrual loans	56,731	57,216	(485)	54,151	54,824	(673)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
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

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net gains from fair value changes
Net gain on sale of loans (continuing operations)	$24	$55
Net revenue on mortgage banking activities (discontinued operations)	$10,793	$14,173
Changes in fair value due to instrument-specific credit risk were insignificant for the three months ended March 31, 2017 and 2016. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations in the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held-to-maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any OTTI on securities held-to-maturity at March 31, 2017.
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
Loans Held-for-Sale, Carried at Lower of Cost or Fair Value: The Company records non-conforming jumbo mortgage loans held-for-sale and certain non-residential mortgage loans held-of-sale at the lower of cost or fair value, on an aggregate basis. The Company obtains fair values from a third party independent valuation service provider. Loans held-for-sale accounted for at the lower of cost or fair value are considered to be recognized at fair value when they are recorded at below cost, on an aggregate basis, and are classified as Level 2.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $9 thousand and $0, respectively, for the three months ended March 31, 2017 and 2016 in All Other Expense in the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Assets
Impaired loans:
Single family residential mortgage	$1,610	$—	$—	$1,610
Other real estate owned:
Single family residential	87	—	—	87
December 31, 2016
Assets
Impaired loans:
Single family residential mortgage	$2,956	$—	$—	$2,956
Other real estate owned:
Single family residential	2,502	—	—	2,502
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Impaired loans:
SBA	$—	$5
Other real estate owned:
Single family residential	(8)	37

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2017
Financial assets
Cash and cash equivalents	$409,281	$409,281	$—	$—	$409,281
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,434,541	—	2,434,541	—	2,434,541
Securities held-to-maturity	863,269	—	879,898	—	879,898
Federal Home Loan Bank and other bank stock	63,238	—	63,238	—	63,238
Loans held-for-sale (1)	649,327	—	586,721	66,701	653,422
Loans and leases receivable, net of ALLL	6,062,585	—	—	6,067,839	6,067,839
Accrued interest receivable	35,051	35,051	—	—	35,051
Derivative assets	11,065	—	11,065	—	11,065
Financial liabilities
Deposits	8,597,693	—	—	8,373,201	8,373,201
Advances from Federal Home Loan Bank	1,080,000	—	1,079,952	—	1,079,952
Securities sold under repurchase agreements	26,320	—	26,320	—	26,320
Other borrowings	67,981	—	68,000	—	68,000
Long term debt	174,090	—	177,126	—	177,126
Derivative liabilities	4,086	—	4,086	—	4,086
Accrued interest payable	6,606	6,606	—	—	6,606
December 31, 2016
Financial assets
Cash and cash equivalents	$439,510	$439,510	$—	$—	$439,510
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,381,488	—	2,381,488	—	2,381,488
Securities held-to-maturity	884,234	—	899,743	—	899,743
Federal Home Loan Bank and other bank stock	67,842	—	67,842	—	67,842
Loans held-for-sale (2)	704,651	—	652,928	58,260	711,188
Loans and leases receivable, net of ALLL	5,994,308	—	—	5,999,791	5,999,791
Accrued interest receivable	36,382	36,382	—	—	36,382
Derivative assets	17,968	—	17,968	—	17,968
Financial liabilities
Deposits	9,142,150	—	—	8,908,406	8,908,406
Advances from Federal Home Loan Bank	490,000	—	490,351	—	490,351
Other borrowings	67,922	—	68,000	—	68,000
Long term debt	175,378	—	174,006	—	174,006
Derivative liabilities	2,116	—	2,116	—	2,116
Accrued interest payable	4,114	4,114	—	—	4,114

(1)	Includes loans held-for-sale carried at fair value of $420.4 million ($353.7 million at Level 2 and $66.7 million at Level 3) of discontinued operations

(2)	Includes loans held-for-sale carried at fair value of $406.3 million ($348.1 million at Level 2 and $58.3 million at Level 3) of discontinued operations

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
Loans and Leases Receivable, Net of ALLL: The fair value of loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product and payment types. These rates could be different from what other financial institutions could offer for these loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3). This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.
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
Advances from Federal Home Loan Bank, Securities Sold under Repurchase Agreements, and Other Borrowings: The fair values of advances from FHLB, securities sold under repurchase agreements, and other borrowings are estimated based on the discounted cash flows approach. The discount rate was derived from the current market rates for borrowings with similar remaining maturities (Level 2).
Long Term Debt: Fair value of long term debt is determined by observable data such as market spreads, cash flows, yield curves, credit information, and respective terms and conditions for debt instruments (Level 2).
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
Securities held-to-maturity:
Corporate bonds	$240,304	$13,722	$—	$254,026
Collateralized loan obligations	317,223	1,484	(70)	318,637
Commercial mortgage-backed securities	305,742	2,887	(1,394)	307,235
Total securities held-to-maturity	$863,269	$18,093	$(1,464)	$879,898
Securities available-for-sale:
SBA loan pool securities	$1,138	$7	$—	$1,145
Private label residential mortgage-backed securities	121,214	16	(4,473)	116,757
Corporate bonds	19,134	105	(95)	19,144
Collateralized loan obligation	1,489,865	12,581	(193)	1,502,253
Agency mortgage-backed securities	819,800	8	(24,566)	795,242
Total securities available-for-sale	$2,451,151	$12,717	$(29,327)	$2,434,541
December 31, 2016
Securities held-to-maturity:
Corporate bonds	$240,090	$13,032	$(91)	$253,031
Collateralized loan obligations	338,226	1,461	(61)	339,626
Commercial mortgage-backed securities	305,918	2,949	(1,781)	307,086
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$1,221
Private label residential mortgage-backed securities	121,397	18	(4,238)	117,177
Corporate bonds	48,574	482	(108)	48,948
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Agency mortgage-backed securities	830,682	9	(23,418)	807,273
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
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

	March 31, 2017
	Securities Held-To-Maturity		Securities Available-For-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	15,000	15,131	10,000	10,087
Five to ten years	225,304	238,895	9,134	9,057
Greater than ten years	—	—	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	622,965	625,872	2,432,017	2,415,397
Total	$863,269	$879,898	$2,451,151	$2,434,541
At March 31, 2017 and December 31, 2016, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$3,356	$16,794
Gross realized losses on sales and calls of securities available-for-sale	—	(5)
Net realized gains on sales and calls of securities available-for-sale	$3,356	$16,789
Proceeds from sales and calls of securities available-for-sale	$378,539	$2,247,421
Tax expense on sales and calls of securities available-for-sale	$1,396	$7,060
Investment securities with carrying values of $997.6 million and $581.8 million as of March 31, 2017 and December 31, 2016, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreements, and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2017
Securities held-to-maturity:
Collateralized loan obligation	$20,115	$(8)	$56,085	$(62)	$76,200	$(70)
Commercial mortgage-backed securities	69,826	(1,394)	—	—	69,826	(1,394)
Total securities held-to-maturity	$89,941	$(1,402)	$56,085	$(62)	$146,026	$(1,464)
Securities available-for-sale:
Private label residential mortgage-backed securities	$115,914	$(4,473)	$177	$—	$116,091	$(4,473)
Corporate bonds	—	—	3,539	(95)	3,539	(95)
Collateralized loan obligations	94,620	(193)	—	—	94,620	(193)
Agency mortgage-backed securities	793,865	(24,557)	593	(9)	794,458	(24,566)
Total securities available-for-sale	$1,004,399	$(29,223)	$4,309	$(104)	$1,008,708	$(29,327)
December 31, 2016
Securities held-to-maturity:
Corporate bonds	$9,907	$(91)	$—	$—	$9,907	$(91)
Collateralized loan obligation	10,056	(6)	56,095	(55)	66,151	(61)
Commercial mortgage-backed securities	60,221	(1,781)	—	—	60,221	(1,781)
Total securities held-to-maturity	$80,184	$(1,878)	$56,095	$(55)	$136,279	$(1,933)
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$—	$1,221	$—
Private label residential mortgage-backed securities	116,216	(4,238)	230	—	116,446	(4,238)
Corporate bonds	—	—	3,530	(108)	3,530	(108)
Collateralized loan obligations	187,592	(674)	—	—	187,592	(674)
Agency mortgage-backed securities	805,803	(23,410)	760	(8)	806,563	(23,418)
Total securities available-for-sale	$1,110,832	$(28,322)	$4,520	$(116)	$1,115,352	$(28,438)
The Company did not record other-than-temporary-impairment (OTTI) for investment securities for the three months ended March 31, 2017 or 2016.
At March 31, 2017, the Company’s securities available-for-sale portfolio consisted of 163 securities, 52 of which were in an unrealized loss position and securities held-to-maturity consisted of 84 securities, 16 of which were in an unrealized loss position. At December 31, 2016, the Company’s securities available-for-sale portfolio consisted of 161 securities, 59 of which were in an unrealized loss position and securities held-to-maturity consisted of 87 securities, 15 of which were in an unrealized loss position.

The fair value of securities held-to-maturity improved at March 31, 2017 mainly due to tighter credit spreads at March 31, 2017 and improvement in the economic sectors for the bond issuers. The fair value of securities available-for-sale declined slightly at March 31, 2017 mainly due to changes in market interest rates.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of March 31, 2017, the Company believed there was no OTTI and did not have the intent to sell these securities and, for securities with amortized cost below fair value at March 31, 2017, it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of March 31, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.
NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	PCI Loans	Total Loans and Leases Receivable
	($ in thousands)
March 31, 2017
Commercial:
Commercial and industrial	$—	$1,580,969	$1,580,969	$4,687	$1,585,656
Commercial real estate	—	749,440	749,440	1,152	750,592
Multi-family	—	1,449,715	1,449,715	—	1,449,715
SBA	—	73,433	73,433	2,607	76,040
Construction	—	142,164	142,164	—	142,164
Lease financing	—	285	285	—	285
Consumer:
Single family residential mortgage	728,796	1,029,341	1,758,137	131,253	1,889,390
Green Loans (HELOC) - first liens	85,665	—	85,665	—	85,665
Green Loans (HELOC) - second liens	3,549	—	3,549	—	3,549
Other consumer	—	122,265	122,265	—	122,265
Total loans and leases	$818,010	$5,147,612	$5,965,622	$139,699	$6,105,321
Allowance for loan and lease losses					(42,736)
Loans and leases receivable, net					$6,062,585
December 31, 2016
Commercial:
Commercial and industrial	$—	$1,518,200	$1,518,200	$4,760	$1,522,960
Commercial real estate	—	728,777	728,777	1,182	729,959
Multi-family	—	1,365,262	1,365,262	—	1,365,262
SBA	—	71,168	71,168	2,672	73,840
Construction	—	125,100	125,100	—	125,100
Lease financing	—	379	379	—	379
Consumer:
Single family residential mortgage	794,120	1,091,829	1,885,949	133,212	2,019,161
Green Loans (HELOC) - first liens	87,469	—	87,469	—	87,469
Green Loans (HELOC) - second liens	3,559	—	3,559	—	3,559
Other consumer	—	107,063	107,063	—	107,063
Total loans and leases	$885,148	$5,007,778	$5,892,926	$141,826	$6,034,752
Allowance for loan and lease losses					(40,444)
Loans and leases receivable, net					$5,994,308

Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2017 and December 31, 2016, the NTM loans totaled $818.0 million, or 13.4 percent of total loans and leases, and $885.1 million, or 14.7 percent of total loans and leases, respectively. The total NTM portfolio decreased by $67.1 million, or 7.6 percent, during the three months ended March 31, 2017.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	March 31, 2017			December 31, 2016
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	104	$85,665	10.5%	107	$87,469	9.9%
Interest-only - first liens	480	725,005	88.6%	522	784,364	88.6%
Negative amortization	11	3,791	0.5%	22	9,756	1.1%
Total NTM - first liens	595	814,461	99.6%	651	881,589	99.6%
Green Loans (HELOC) - second liens	12	3,549	0.4%	12	3,559	0.4%
Total NTM - second liens	12	3,549	0.4%	12	3,559	0.4%
Total NTM loans	607	$818,010	100.0%	663	$885,148	100.0%
Total loans and leases		$6,105,321			$6,034,752
% of NTM to total loans and leases		13.4%			14.7%
Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At March 31, 2017 and December 31, 2016, Green Loans totaled $89.2 million and $91.0 million, respectively. At March 31, 2017 and December 31, 2016, none of the Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value (LTV) ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At March 31, 2017 and December 31, 2016, interest only loans totaled $725.0 million and $784.4 million, respectively. As of March 31, 2017 and December 31, 2016, $468 thousand and $467 thousand of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.8 million and $9.8 million at March 31, 2017 and December 31, 2016, respectively. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2017 and December 31, 2016, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
NTM Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at March 31, 2017 by FICO scores that were obtained during the quarter ended March 31, 2017, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2016:

	March 31, 2017
	By FICO Scores Obtained During the Quarter Ended March 31, 2017			By FICO Scores Obtained During the Quarter Ended December 31, 2016			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	16	$11,841	13.8%	16	$9,371	11.0%	—	$2,470	2.8%
700-799	57	43,049	50.3%	52	41,742	49.5%	5	1,307	0.8%
600-699	22	21,933	25.6%	28	27,332	31.2%	(6)	(5,399)	(5.6)%
<600	2	3,422	4.0%	1	1,800	2.1%	1	1,622	1.9%
No FICO	7	5,420	6.3%	7	5,420	6.2%	—	—	0.1%
Totals	104	$85,665	100.0%	104	$85,665	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below presents the Company’s SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
March 31, 2017
< 61%	56	$50,161	58.6%	187	$321,875	44.4%	8	$2,717	71.7%	251	$374,753	46.0%
61-80%	41	30,451	35.5%	278	390,019	53.8%	3	1,074	28.3%	322	421,544	51.7%
81-100%	7	5,053	5.9%	7	10,017	1.4%	—	—	—%	14	15,070	1.9%
> 100%	—	—	—%	8	3,094	0.4%	—	—	—%	8	3,094	0.4%
Total	104	$85,665	100.0%	480	$725,005	100.0%	11	$3,791	100.0%	595	$814,461	100.0%
December 31, 2016
< 61%	45	$39,105	44.7%	196	$336,744	42.9%	16	$7,043	72.2%	257	$382,892	43.4%
61-80%	52	41,732	47.7%	306	434,269	55.4%	6	2,713	27.8%	364	478,714	54.3%
81-100%	10	6,632	7.6%	8	8,828	1.1%	—	—	—%	18	15,460	1.8%
> 100%	—	—	—%	12	4,523	0.6%	—	—	—%	12	4,523	0.5%
Total	107	$87,469	100.0%	522	$784,364	100.0%	22	$9,756	100.0%	651	$881,589	100.0%

Allowance for Loan and Lease Losses
The Company has established credit risk management processes that includes regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees that may not be able to meet the contractual requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partial or full charge-off. The Company maintains the ALLL at a level that is considered adequate to cover the estimated and known inherent risks in the loan and lease portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At March 31, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $3.2 million and $2.4 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined it appropriate to change from a rolling 28-quarter look-back period to a pegged 36-quarter look-back period. This update to the assumption did not have a material impact. The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle. The determination of the amount of the ALLL and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and considers known relevant internal and external factors that affect collectability when determining the appropriate level for the ALLL. Additions to the ALLL are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the ALLL. Recoveries of previously charged off amounts, if any, are credited to the ALLL.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$40,444	$35,533
Loans and leases charged off	(357)	(102)
Recoveries of loans and leases previously charged off	66	93
Provision for loan and lease losses	2,583	321
Balance at end of period	$42,736	$35,845

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three months ended March 31, 2017:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at December 31, 2016	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Charge-offs	(250)	—	—	—	—	—	(81)	(26)	(357)
Recoveries	—	—	—	43	—	19	1	3	66
Provision	3,554	(924)	(347)	164	1,003	(20)	(755)	(92)	2,583
Balance at March 31, 2017	$10,888	$4,543	$11,029	$1,146	$3,018	$5	$11,240	$867	$42,736
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$250	$—	$250
Collectively evaluated for impairment	10,888	4,538	11,029	1,127	3,018	5	10,853	867	42,325
Acquired with deteriorated credit quality	—	5	—	19	—	—	137	—	161
Total ending ALLL balance	$10,888	$4,543	$11,029	$1,146	$3,018	$5	$11,240	$867	$42,736
Loans:
Individually evaluated for impairment	$—	$—	$—	$—	$1,528	$—	$10,984	$883	$13,395
Collectively evaluated for impairment	1,580,969	749,440	1,449,715	73,433	140,636	285	1,832,818	124,931	5,952,227
Acquired with deteriorated credit quality	4,687	1,152	—	2,607	—	—	131,253	—	139,699
Total ending loan balances	$1,585,656	$750,592	$1,449,715	$76,040	$142,164	$285	$1,975,055	$125,814	$6,105,321

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three months ended March 31, 2016:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$35,533
Charge-offs	—	—	—	—	—	(102)	—	—	(102)
Recoveries	—	—	—	31	—	61	—	1	93
Provision	196	(283)	472	192	(10)	456	(584)	(118)	321
Balance at March 31, 2016	$6,046	$3,969	$6,484	$906	$1,520	$2,610	$13,270	$1,040	$35,845
Individually evaluated for impairment	$29	$—	$—	$—	$—	$—	$1,347	$—	$1,376
Collectively evaluated for impairment	5,959	3,857	6,484	887	1,520	2,610	11,906	1,040	34,263
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	206
Total ending ALLL balance	$6,046	$3,969	$6,484	$906	$1,520	$2,610	$13,270	$1,040	$35,845
Loans:
Individually evaluated for impairment	$4,493	$299	$—	$—	$—	$—	$34,296	$294	$39,382
Collectively evaluated for impairment	978,649	705,176	1,021,097	68,700	68,241	212,836	1,576,150	108,861	4,739,710
Acquired with deteriorated credit quality	819	8,218	—	2,940	—	—	671,999	—	683,976
Total ending loan balances	$983,961	$713,693	$1,021,097	$71,640	$68,241	$212,836	$2,282,445	$109,155	$5,463,068

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs and any purchase premium or discount.

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	ALLL	Unpaid Principal Balance	Recorded Investment	ALLL
	(In thousands)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$2,478	$2,429	$—
Construction	1,528	1,528	—	—	—	—
Consumer:
Single family residential mortgage	9,097	9,124	—	8,865	8,887	—
Other consumer	884	883	—	294	294	—
With an ALLL recorded:
Consumer:
Single family residential mortgage	1,894	1,860	250	1,772	1,742	243
Total	$13,403	$13,395	$250	$13,409	$13,352	$243
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
March 31, 2017
Commercial:
Construction	$1,528	$—	$—
Consumer:
Single family residential mortgage	11,055	43	43
Other consumer	889	2	1
Total	$13,472	$45	$44
March 31, 2016
Commercial:
Commercial and industrial	$4,596	$63	$88
Commercial real estate	305	10	10
Consumer:
Single family residential mortgage	34,324	286	265
Other consumer	294	2	2
Total	$39,519	$361	$365

Nonaccrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	March 31, 2017			December 31, 2016
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $0 at March 31, 2017 and December 31, 2016	468	15,754	16,222	467	14,475	14,942
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	March 31, 2017			December 31, 2016
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$1,506	$1,506	$—	$3,544	$3,544
SBA	—	583	583	—	619	619
Construction	—	1,528	1,528	—	—	—
Lease financing	—	97	97	—	109	109
Consumer:
Single family residential mortgage	468	10,559	11,027	467	9,820	10,287
Other consumer	—	1,481	1,481	—	383	383
Total nonaccrual loans and leases	$468	$15,754	$16,222	$467	$14,475	$14,942
Loans in Process of Foreclosure
At March 31, 2017 and December 31, 2016, SFR mortgage loans of $3.4 million and $2.2 million, respectively, were in the process of foreclosure.

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2017, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$805	$—	$468	$1,273	$727,523	$728,796
Green Loans (HELOC) - first liens	—	—	—	—	85,665	85,665
Green Loans (HELOC) - second liens	—	—	—	—	3,549	3,549
Total NTM loans	805	—	468	1,273	816,737	818,010
Traditional loans and leases:
Commercial:
Commercial and industrial	978	4,390	1,011	6,379	1,574,590	1,580,969
Commercial real estate	—	—	—	—	749,440	749,440
Multi-family	—	—	—	—	1,449,715	1,449,715
SBA	1,386	—	463	1,849	71,584	73,433
Construction	—	—	1,528	1,528	140,636	142,164
Lease financing	—	—	97	97	188	285
Consumer:
Single family residential mortgage	10,174	3,527	5,544	19,245	1,010,096	1,029,341
Other consumer	1,325	11	691	2,027	120,238	122,265
Total traditional loans and leases	13,863	7,928	9,334	31,125	5,116,487	5,147,612
PCI loans:
Commercial:
Commercial and industrial	4,004	—	154	4,158	529	4,687
Commercial real estate	—	—	—	—	1,152	1,152
SBA	365	—	556	921	1,686	2,607
Consumer:
Single family residential mortgage	9,783	2,258	4,233	16,274	114,979	131,253
Total PCI loans	14,152	2,258	4,943	21,353	118,346	139,699
Total	$28,820	$10,186	$14,745	$53,751	$6,051,570	$6,105,321

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2016, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$4,193	$—	$467	$4,660	$789,460	$794,120
Green Loans (HELOC) - first liens	—	—	—	—	87,469	87,469
Green Loans (HELOC) - second liens	—	—	—	—	3,559	3,559
Total NTM loans	4,193	—	467	4,660	880,488	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	412	463	3,385	4,260	1,513,940	1,518,200
Commercial real estate	—	—	—	—	728,777	728,777
Multi-family	—	—	—	—	1,365,262	1,365,262
SBA	15	2	482	499	70,669	71,168
Construction	1,529	—	—	1,529	123,571	125,100
Lease financing	—	—	109	109	270	379
Consumer:
Single family residential mortgage	11,225	1,345	9,393	21,963	1,069,866	1,091,829
Other consumer	10,023	933	382	11,338	95,725	107,063
Total traditional loans and leases	23,204	2,743	13,751	39,698	4,968,080	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	—	156	156	4,604	4,760
Commercial real estate	—	—	—	—	1,182	1,182
SBA	300	232	328	860	1,812	2,672
Consumer:
Single family residential mortgage	10,483	4,063	2,093	16,639	116,573	133,212
Total PCI loans	10,783	4,295	2,577	17,655	124,171	141,826
Total	$38,180	$7,038	$16,795	$62,013	$5,972,739	$6,034,752

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
The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
March 31, 2017
Consumer:
Single family residential mortgage	2	$1,266	$1,273
Total	2	$1,266	$1,273
March 31, 2016
Consumer:
Single family residential mortgage	38	$9,173	$9,173
Total	38	$9,173	$9,173
The following table summarizes the TDRs by modification type for the periods indicated:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
March 31, 2017
Consumer:
Single family residential mortgage	1	$130	1	$1,143	—	$—	2	$1,273
Total	1	$130	1	$1,143	—	$—	2	$1,273
March 31, 2016
Consumer:
Single family residential mortgage	32	$8,220	5	$875	1	$78	38	$9,173
Total	32	$8,220	5	$875	1	$78	38	$9,173
For the three months ended March 31, 2017, there was one loan with a principal balance of $124 thousand that was modified as a TDR during the past 12 months that had payment defaults during the period. For the three months ended March 31, 2016, there were two loans with an aggregate principal balance of $407 thousand that were modified as TDRs during the past 12 months that had payment defaults during the period.

TDR loans consist of the following as of the dates indicated:

	March 31, 2017			December 31, 2016
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Consumer:
Single family residential mortgage	487	2,435	2,922	853	1,440	2,293
Green Loans (HELOC) - first liens	2,237	—	2,237	2,240	—	2,240
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$3,018	$2,435	$5,453	$3,387	$1,440	$4,827
The Company did not have any commitments to lend to customers with outstanding loans that were classified as TDRs as of March 31, 2017 or December 31, 2016.
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

The following table presents the risk categories for total loans and leases as of March 31, 2017:

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$726,854	$1,474	$468	$—	$—	$728,796
Green Loans (HELOC) - first liens	83,657	2,008	—	—	—	85,665
Green Loans (HELOC) - second liens	3,549	—	—	—	—	3,549
Total NTM loans	814,060	3,482	468	—	—	818,010
Traditional loans and leases:
Commercial:
Commercial and industrial	1,563,102	11,638	6,154	75	—	1,580,969
Commercial real estate	746,554	1,340	1,546	—	—	749,440
Multi-family	1,449,715	—	—	—	—	1,449,715
SBA	72,816	—	617	—	—	73,433
Construction	140,636	—	1,528	—	—	142,164
Lease financing	188	—	97	—	—	285
Consumer:
Single family residential mortgage	1,017,308	1,080	10,953	—	—	1,029,341
Other consumer	120,738	46	1,481	—	—	122,265
Total traditional loans and leases	5,111,057	14,104	22,376	75	—	5,147,612
PCI loans:
Commercial:
Commercial and industrial	—	—	4,687	—	—	4,687
Commercial real estate	1,152	—	—	—	—	1,152
SBA	1,251	—	1,356	—	—	2,607
Consumer:
Single family residential mortgage	—	—	—	—	131,253	131,253
Total PCI loans	2,403	—	6,043	—	131,253	139,699
Total	$5,927,520	$17,586	$28,887	$75	$131,253	$6,105,321

The following table presents the risk categories for total loans and leases as of December 31, 2016:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$792,179	$1,474	$467	$—	$—	$794,120
Green Loans (HELOC) - first liens	85,460	2,009	—	—	—	87,469
Green Loans (HELOC) - second liens	3,559	—	—	—	—	3,559
Total NTM loans	881,198	3,483	467	—	—	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	1,508,636	844	8,642	78	—	1,518,200
Commercial real estate	725,861	1,350	1,566	—	—	728,777
Multi-family	1,365,262	—	—	—	—	1,365,262
SBA	70,508	—	660	—	—	71,168
Construction	123,571	1,529	—	—	—	125,100
Lease financing	270	—	109	—	—	379
Consumer:
Single family residential mortgage	1,080,664	950	10,215	—	—	1,091,829
Other consumer	106,632	48	383	—	—	107,063
Total traditional loans and leases	4,981,404	4,721	21,575	78	—	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	4,056	704	—	—	4,760
Commercial real estate	1,182	—	—	—	—	1,182
SBA	1,268	—	1,404	—	—	2,672
Consumer:
Single family residential mortgage	—	—	—	—	133,212	133,212
Total PCI loans	2,450	4,056	2,108	—	133,212	141,826
Total	$5,865,052	$12,260	$24,150	$78	$133,212	$6,034,752

Purchases, Sales, and Transfers
The following table presents loans and leases purchased, sold and transferred from (to) held-for-sale by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations and PCI loans for the periods indicated:

	Three Months Ended
	Purchases	Sales	Transfers from (to) Held-For-Sale
	(In thousands)
March 31, 2017
Commercial:
Multi-family	$—	$—	$(6,583)
Consumer:
Single family residential mortgage	—	—	(236,510)
Total	$—	$—	$(243,093)
March 31, 2016
Commercial:
Lease financing	$31,048	$—	$—
Consumer:
Single family residential mortgage	—	—	(56,664)
Total	$31,048	$—	$(56,664)
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

	March 31, 2017		December 31, 2016
	Outstanding Balance	Carrying Amount	Outstanding	Carrying
	(In thousands)
Commercial:
Commercial and industrial	$4,974	$4,687	$5,029	$4,760
Commercial real estate	1,592	1,152	1,613	1,182
SBA	3,733	2,607	3,771	2,672
Consumer:
Single family residential mortgage	150,939	131,253	153,867	133,212
Total	$161,238	$139,699	$164,280	$141,826
The following table presents a summary of accretable yield, or income expected to be collected, for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$41,181	$205,549
Accretion of income	(1,949)	(9,708)
Changes in expected cash flows	(225)	(18,663)
Disposals	(316)	(1,289)
Balance at end of period	$38,691	$175,889
The Company did not have any bulk loan acquisition or sale during the three months ended March 31, 2017 or 2016.

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
On a consolidated operations basis, total income (loss) from servicing rights was $4.3 million and $(5.3) million, respectively, for the three months ended March 31, 2017 and 2016. The Company recognized losses on the fair value and runoff of servicing rights of $1.9 million and $10.2 million, respectively, for the three months ended March 31, 2017 and 2016. The Company recognized servicing fees of $6.2 million and $4.9 million, respectively, for the three months ended March 31, 2017 and 2016. These amounts are reported in Loan Servicing Income (Loss) in the Consolidated Statements of Operations.
During the year ended December 31, 2016, the Company entered into a flow-agreement establishing general terms for the purchase and sale to a third party MSR investor in connection with residential mortgage loan sales to GSEs. The flow-agreement allowed the Company to sell its MSRs to a third party MSR investor contemporaneous with the Company’s sales of its servicing retained residential mortgages to the GSEs. Accordingly, entering into the flow-agreement reduced the impact of volatility associated with the Company's MSRs by allowing the Company to sell its MSRs immediately, thus reducing the Company's exposure to market and other conditions. During the three months ended March 31, 2017, the Company suspended sales of MSRs under the flow-agreement. The Company does not expect to resume sales under the flow-agreement, as the Company has discontinued its Mortgage Banking segment operations.
The following table presents a composition of servicing rights, on a consolidated operations basis, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Mortgage servicing rights, at fair value	$42,833	$76,121
SBA servicing rights, at cost	1,618	1,496
Total	$44,451	$77,617
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at March 31, 2017 and December 31, 2016 was $4.15 billion and $7.58 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $14.9 million and $34.2 million at March 31, 2017 and December 31, 2016, respectively. The reductions in these balances were principally driven by the sale of $37.8 million of MSRs during the three months ended March 31, 2017 recognized as discontinued operations.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs, on a consolidated operations basis, as of the dates indicated:

	March 31, 2017	December 31, 2016
	($ in thousands)
Fair value of retained MSRs	$42,833	$76,121
Discount rate	10.95%	10.18%
Constant prepayment rate	12.83%	11.84%
Weighted-average life	6.20 years	6.50 years
The following table presents activity in the MSRs, on a consolidated operations basis, for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$76,121	$49,939
Additions	7,801	8,582
Changes in fair value resulting from valuation inputs or assumptions	(44)	(8,201)
Sales of servicing rights (1)	(39,186)	(3)
Other	(1,859)	(1,947)
Balance at end of period	$42,833	$48,370
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the three months ended March 31, 2017.

SBA Servicing Rights
The Company used a discount rate of 7.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$1,496	$788
Additions	186	293
Amortization, including prepayments	(47)	(45)
Impairment	(17)	—
Balance at end of period	$1,618	$1,036
NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$2,502	$1,097
Additions	1,171	147
Sales and net direct write-downs	(325)	(919)
Net change in valuation allowance	(3)	—
Balance at end of period	$3,345	$325
The following table presents the activity in the OREO valuation allowance for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$6	$70
Additions	9	—
Net direct write-downs and removals from sale	(6)	—
Balance at end of period	$9	$70
The following table presents expenses related to foreclosed assets included in All Other Expenses in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net gain (loss) on sales	$(5)	$37
Operating expenses, net of rental income	(4)	—
Total	$(9)	$37
The Company did not provide loans to finance the purchase of its OREO properties during the three months ended March 31, 2017 or 2016.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At March 31, 2017, the Company had goodwill of $37.1 million related to the following acquisitions: Banco Popular North America's Southern California branches, RenovationReady, CS Financial, Inc. (CS Financial), The Private Bank of California, and Beach Business Bank.
The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of August 31, 2016 and determined that no goodwill impairment existed. The Company expects to perform its next annual goodwill impairment test at August 31, 2017.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of March 31, 2017, the weighted average remaining amortization period for core deposit intangibles was approximately 5.7 years.

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2017
Core deposit intangibles	$30,904	$18,713	$12,191
December 31, 2016
Core deposit intangibles	$30,904	$17,656	$13,248
Customer relationship intangible	670	391	279
Trade name intangible	90	—	90
Aggregate amortization of intangible assets was $1.1 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. The following table presents estimated future amortization expenses as of March 31, 2017:

	Remainder of 2017	2018	2019	2020	2021 and After	Total
	(In thousands)
Estimated future amortization expense	$2,838	$3,007	$2,195	$1,518	$2,633	$12,191
The Company wrote off goodwill of $2.1 million, which was previously allocated to Mortgage Banking segment, against the gain on disposal of discontinued operations during the three months ended March 31, 2017. See Note 2 for additional information. The Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady during the three months ended March 31, 2017. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At March 31, 2017, $200.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.86 percent to 3.00 percent with a weighted average interest rate of 2.08 percent and $880.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.78 percent. At December 31, 2016, $150.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.69 percent to 1.61 percent with a weighted average interest rate of 1.02 percent, and $340.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.52 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2017 and December 31, 2016, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.89 billion and $3.27 billion, respectively, and securities with carrying values of $696.5 million and $321.0 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $37.1 million and $41.9 million at March 31, 2017 and December 31, 2016, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.80 billion at March 31, 2017.
The Bank maintained a line of credit of $191.8 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $9.5 million and securities with a carrying value of $197.6 million with no outstanding borrowings at March 31, 2017. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at March 31, 2017.
The Bank also maintained repurchase agreements and had an outstanding amount of $26.3 million with a weighted average interest rate of 1.93 percent at March 31, 2017. The interest rates are fixed for the term of the agreements, with interest rates ranging from 1.83 percent to 1.98 percent. All outstanding repurchase agreements are short-term in nature with original maturities of 30 days or less. The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2016. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of collateralized loan obligations with a fair value of $30.2 million at March 31, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
Banc of California, Inc. maintains a line of credit of $75.0 million with an unaffiliated financial institution. The line has a maturity date of July 17, 2017 (the original maturity date was April 18, 2017) and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had $68.0 million of outstanding borrowings under this line of credit at March 31, 2017. On April 17, 2017, the Company and the administrative agent and the lender entered into an amendment of the credit agreement that extended the maturity date from April 18, 2017 to July 17, 2017.

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

NOTE 11 – INCOME TAXES
For the three months ended March 31, 2017 and 2016, income tax (benefit) expense, on a consolidated operations basis, was $(948) thousand and $13.3 million, respectively, and the effective tax rate was (5.8) percent and 40.3 percent, respectively. The Company’s effective tax rate was lower in the 2017 period primarily due to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of approximately $8.8 million. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $18.7 million and $10.0 million at March 31, 2017 and December 31, 2016, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
The Company adopted ASU 2016-09 during the three months ended March 31, 2017. As a result of the adoption, the Company recorded $391 thousand of income tax benefits for the three months ended March 31, 2017 related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.

NOTE 12 – RESERVE FOR LOSS ON REPURCHASED LOANS
The Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases was $517 thousand and $379 thousand for the three months ended March 31, 2017 and 2016, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $842 thousand and $738 thousand, respectively, for the three months ended March 31, 2017 and 2016 against Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations. In addition, the Company recorded a reversal for loan repurchase reserve in noninterest expense of $325 thousand and $359 thousand, respectively, for the three months ended March 31, 2017 and 2016.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$7,974	$9,700
Provision for loan repurchases	517	379
Utilization of reserve for loan repurchases	(373)	(298)
Balance at end of period	$8,118	$9,781
In addition to the reserve for losses on repurchased loans at March 31, 2017, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved for at March 31, 2017.
NOTE 13 – DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with its risk management policies.
Derivative Instruments Related to Mortgage Banking Activities: In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held-for-sale with forward loan sale contracts and TBA mortgage-backed securities trades. Forward contracts on loan sale commitments, TBA mortgage-based securities trades, and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations. The fair value of resulting derivative assets and liabilities are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, in the Statement of Financial Condition of discontinued operations.
The net losses relating to these derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations, were $324 thousand and $6.3 million, respectively, for the three months ended March 31, 2017 and 2016.
Interest Rate Swaps on Deposits and Other Borrowings: On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits and borrowings. During the year ended December 31, 2016, the Company terminated all of its interest rate swaps, which had an aggregate notional amount of $75.0 million.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three months ended March 31, 2017, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.

Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. At March 31, 2017, the Company had no outstanding foreign exchange contracts.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments (1)	$300,226	$9,813	$289,637	$8,317
Mandatory forward commitments (1)	69,607	153	537,476	8,897
Interest rate swaps and cap on loans with customers	68,167	1,099	46,346	707
Foreign exchange contracts	—	—	4,236	47
Total included in assets	$438,000	$11,065	$877,695	$17,968
Included in liabilities:
Interest rate lock commitments (1)	$12,311	$81	$22,945	$231
Mandatory forward commitments (1)	593,995	2,909	265,322	1,212
Interest rate swaps and caps on loans with correspondent bank	68,167	1,096	46,346	655
Foreign exchange contracts	—	—	4,207	18
Total included in liabilities	$674,473	$4,086	$338,820	$2,116
(1) Derivative instruments related to mortgage banking activities (discontinued operations).
The Company has entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. However, the Company elected to account for all derivatives with counterparty institutions on a gross basis. Due to clearinghouse rule changes, beginning January 1, 2017, variation margin payments are treated as settlements of derivative exposure rather than as collateral.

NOTE 14 – EMPLOYEE STOCK COMPENSATION
Share-based Compensation Expense
For the three months ended March 31, 2017 and 2016, share-based compensation expense on stock options and restricted stock awards and units was $2.9 million and $3.8 million, respectively, and the related tax benefits were $1.2 million and $1.6 million, respectively. Share-based compensation expense on stock appreciation rights was $42 thousand and $13 thousand, respectively, and the related tax benefits were $17 thousand and $5 thousand, respectively, for the three months ended March 31, 2017 and 2016.
The Company issues stock-based compensation awards to its directors and employees from the 2013 Omnibus Plan. The 2013 Omnibus Plan provides that the aggregate number of shares of the Company's common stock that may be subject to awards will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of March 31, 2017, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,490,137 shares were available for future awards.
The Company maintains the SECT to fund future employee stock compensation and benefit obligations of the Company. There has been no shares funded out of the SECT as of March 31, 2017. See Note 15 for additional information.
Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of March 31, 2017:

	March 31, 2017
	Unrecognized Expense	Average Remaining Expected Recognition Period
	($ in thousands)
Stock option awards	$1,281	3.5 years
Restricted stock awards and restricted stock units	6,925	2.9 years
Total	$8,206	3.0 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years.
The following table represents stock option activity as of and for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	968,591	$13.95	6.4 years	$3,336
Exercised	(91,000)	$12.06	4.8 years
Outstanding at end of period	877,591	$14.14	6.5 years	$5,755
Exercisable at end of period	364,253	$12.84	6.5 years	$2,862
The following table represents changes in unvested stock options as of and for the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	518,936	$15.04
Vested	(5,598)	$13.19
Outstanding at end of period	513,338	$15.07

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
The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,417,144	$16.16
Vested	(302,842)	$18.95
Forfeited	(57,881)	$14.85
Outstanding at end of period	1,056,421	$15.43
Stock Appreciation Rights
On August 21, 2012, the Company granted to Steven A. Sugarman, its then- (now former) chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share with one-third of the Initial SAR being vested on the grant date and the remaining amount vesting over a period of 2 years. The Initial SAR entitles Mr. Sugarman to dividend equivalent rights and originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) were issued to Mr. Sugarman upon certain stock issuances by the Company, as described below. On March 24, 2016, concurrent with entering into a new employment agreement with the Company, Mr. Sugarman entered into a letter agreement that eliminated this anti-dilution provision of the Initial SAR. Under the terms of the March 24, 2016 letter agreement, in consideration of the removal of the anti-dilution provision of the Initial SAR, the Company granted Mr. Sugarman a onetime performance based restricted stock award with an aggregate grant date fair market value of $5.0 million, which would vest in full on March 24, 2017, but was also subject to restrictions on sale or transfer through March 24, 2021. In connection with Mr. Sugarman’s resignation as the Company’s chief executive officer on January 23, 2017, all unvested equity awards (including any unvested SARs) immediately vested and became free of all restrictions. In addition, the SARs continued (and continue) to remain exercisable for their full terms, with dividend equivalent rights of the SARs also continuing in effect during their full terms.
As described more fully in the SAR agreement, the original anti-dilution provision of the Initial SAR did not apply to certain issuances of the Company’s common stock for compensatory purposes, but did apply to certain other issuances of the Company’s common stock, including the issuances of common stock to raise capital. Pursuant to this anti-dilution provision, the Company issued Additional SARs to the former chief executive officer with a base price determined as of each date of issuance, but otherwise with the same terms and conditions as the Initial SAR, except for an Additional SAR granted relating to a public offering of the Company’s TEU on May 21, 2014 that has different terms (Additional TEU SAR).
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

The following table represents SARs activity as of and for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,559,047	$11.60	5.6 years	$8,961
Forfeited	(35)	$10.09	5.6 years
Outstanding at end of period	1,559,012	$11.60	5.4 years	$14,183
Exercisable at end of period	1,559,012	$11.60	5.4 years	$14,183
The following table represents changes in unvested SARs as of and for the three months ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	8,069	$10.09
Vested	(8,034)	$10.09
Forfeited	(35)	$10.09
Outstanding at end of period	—	$10.09

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
On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company (and resigned from those and all other positions with the Company and the Bank on January 23, 2017), to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. Subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock were transferred to Steven A. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock were transferred to Jeffrey T. Seabold, Executive Vice President and Management Vice-Chair. These warrants vested in tranches, with each tranche being exercisable for five years after the tranche's vesting date. With respect to the warrants transferred to Steven A. Sugarman, 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred to Mr. Seabold, 95,000 shares vested on January 1, 2011; 130,000 shares vested on each of April 1 and July 1, 2011, and 80,000 shares vested on October 1, 2011.
On August 17, 2016, Steven A. Sugarman and his spouse through their living trust transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. The living trust transferred the warrants in consideration for certain consulting services Jason Sugarman previously rendered to COR Advisors LLC. The transferred warrants are last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrant. Under the irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. At September 30, 2016, December 31, 2016, and March 31, 2017, based on Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, and 130,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875 shares of the Company's class B non-voting common stock, respectively.
Steven A. Sugarman and his spouse through the living trust continue to hold warrants to purchase 480,000 shares, which are last exercisable on September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 for 90,000, 130,000, 130,000 and 130,000 shares respectively.
On December 8, 2015, March 9, 2016, June 17, 2016, and September 30, 2016, Mr. Seabold exercised his warrants with respect to 95,000, 130,000, 130,000, and 80,000 shares, respectively, using cashless (net) exercises, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355, 53,711, 70,775, and 40,081, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04, $8.90, $8.84, and $8.80 per share, respectively. As a result of these exercises, Mr. Seabold no longer holds warrants to purchase shares of non-voting common stock.
Under the terms of the respective warrants, the warrants are exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for the warrants was $8.66 per share as of March 31, 2017. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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

Stock Employee Compensation Trust
On August 3, 2016, the Company and Evercore Trust Company, N.A., as trustee, established the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) to fund future employee compensation and benefit obligations of the Company using the Company’s common stock. On August 3, 2016, pursuant to a Common Stock Purchase Agreement between the Company and the SECT, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT will release the shares over the term of the SECT to satisfy certain compensatory and benefit obligations of the Company under certain stock and other employee benefit plans of the Company and its subsidiaries, as the promissory note is paid down through allocations of available shares as directed by the Company, dividends on the shares received by the SECT or other earnings of the SECT. As the shares are released from the SECT and allocated to the plans, the Company recognizes compensation expense based on the fair value of the shares on the grant date. The unallocated shares of the Company's common stock held by the SECT are not included in calculating the Company's earnings per share. All shares held by the SECT were unallocated at March 31, 2017. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The SECT will terminate on January 1, 2032 or any earlier date on which the promissory note is paid in full. The Board of Directors may also terminate the SECT at any earlier time, and the SECT will terminate automatically upon the Company giving the trustee notice of a change of control of the Company.
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

	March 31, 2017			December 31, 2016
	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
	($ in thousands)
Series C 8.00% non-cumulative perpetual	40,250	$40,250	$37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	280,250	$280,250	$269,071	280,250	$280,250	$269,071
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
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of March 31, 2017, a total of 1,342,600 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 5,951,762 shares of voting common stock. As of March 31, 2017, 37,400 Purchase Contracts remained outstanding.
Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of March 31, 2017 and December 31, 2016, the Amortizing Notes, net of unamortized discounts, totaled $1.3 million and $2.7 million, respectively, net of unamortized discounts, and were included in Long Term Debt in the Consolidated Statements of Financial Condition.
Change in Accumulated Other Comprehensive Income (Loss)
The Company’s Accumulated Other Comprehensive Income (Loss) includes unrealized gain (loss) on securities available-for-sale. Changes to Accumulated Other Comprehensive Income (Loss) are presented net of tax effect as a component of stockholders' equity. Reclassifications from Accumulated Other Comprehensive Income (Loss) are recorded in the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to Accumulated Other Comprehensive Income (Loss) for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$(9,042)	$(2,995)
Unrealized gain arising during the period	2,226	26,809
Reclassification adjustment from other comprehensive income	(3,356)	(16,789)
Tax effect of current period changes	470	(4,190)
Total changes, net of taxes	(660)	5,830
Balance at end of period	$(9,702)	$2,835

NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirement		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
March 31, 2017
Banc of California, Inc.
Total risk-based capital	$993,726	13.72%	$579,613	8.00%	N/A	N/A
Tier 1 risk-based capital	947,772	13.08%	434,709	6.00%	N/A	N/A
Common equity tier 1 capital	678,701	9.37%	326,032	4.50%	N/A	N/A
Tier 1 leverage	947,772	8.51%	445,645	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,091,813	15.11%	$577,987	8.00%	$722,484	10.00%
Tier 1 risk-based capital	1,045,859	14.48%	433,491	6.00%	577,987	8.00%
Common equity tier 1 capital	1,045,859	14.48%	325,118	4.50%	469,615	6.50%
Tier 1 leverage	1,045,859	9.43%	443,728	4.00%	554,660	5.00%
December 31, 2016
Banc of California, Inc.
Total risk-based capital	$975,918	13.70%	$569,856	8.00%	N/A	N/A
Tier 1 risk-based capital	941,429	13.22%	427,392	6.00%	N/A	N/A
Common equity tier 1 capital	672,358	9.44%	320,544	4.50%	N/A	N/A
Tier 1 leverage	941,429	8.17%	460,840	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,042,617	14.73%	$566,405	8.00%	$708,007	10.00%
Tier 1 risk-based capital	999,788	14.12%	424,804	6.00%	566,405	8.00%
Common equity tier 1 capital	999,788	14.12%	318,603	4.50%	460,204	6.50%
Tier 1 leverage	999,788	8.71%	459,368	4.00%	574,210	5.00%
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

•
Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5 percent above the minimum common equity Tier 1 capital, Tier 1 capital and total risk based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625 percent, with additional 0.625 percent increments annually, and will be fully phased in at 2.50 percent by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5 percent or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

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

NOTE 17 – VARIABLE INTEREST ENTITIES
The Company holds ownership interests in alternative energy partnerships and the SECT. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest.
Unconsolidated VIEs
The Company invests in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). These entities were formed to invest in newly installed residential rooftop solar leases and power purchase agreements. As a result of its investments, the Company has the right to certain investment tax credits and tax depreciation benefits (recognized on the flow through and income statement method in accordance with ASC 740), and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time.
While the Company's interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As the Company is not the primary beneficiary, the Company did not consolidate the entities. The Company uses the HLBV method to account for its investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities.
The Company funded $30.9 million into the partnerships and recognized a loss on investment of $8.7 million through its HLBV application during the three months ended March 31, 2017. As a result, the balance of its investments were $47.6 million at March 31, 2017. The Company has funded $88.3 million of its $200.0 million aggregate funding commitments. From an income tax benefit perspective, the Company recognized investment tax credits of $8.8 million as well as income tax benefits relating to the recognition of its loss through its HLBV application during the three months ended March 31, 2017.
As the investments represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's statements of financial condition. The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the dates indicated:

	March 31 2017	December 31 2016
	(In thousands)
Cash	$224	$—
Equipment, net of depreciation	203,226	151,721
Other assets	8,337	351
Total unconsolidated assets	$211,787	$152,072
Total unconsolidated liabilities	$651	$—
Maximum loss exposure	$159,365	$68,298
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in the VIEs are deemed worthless is $159.4 million, consisting of the investment balance of $47.6 million and $111.7 million of unfunded equity commitments at March 31, 2017. The Company believes that the loss exposure on its investment is reduced considering its return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, the arrangements include a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.

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

NOTE 18 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2017:

	Three Months Ended
	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Income from continuing operations	$9,338	$38	$9,376
Less: income allocated to participating securities	(162)	(1)	(163)
Less: participating securities dividends	(202)	(1)	(203)
Less: preferred stock dividends	(5,092)	(21)	(5,113)
Income from continuing operations allocated to common stockholders	3,882	15	3,897
Income from discontinued operations	7,793	32	7,825
Net income allocated to common stockholders	$11,675	$47	$11,722
Weighted average common shares outstanding	49,788,421	202,765	49,991,186
Add: Dilutive effects of restricted stock units	209,395	—	209,395
Add: Dilutive effects of stock options	207,506	—	207,506
Add: Dilutive effects of warrants	346,058	—	346,058
Average shares and dilutive common shares	50,551,380	202,765	50,754,145
Basic earnings per common share
Income from continuing operations	$0.08	$0.08	$0.08
Income from discontinued operations	0.15	0.15	0.15
Net income	$0.23	$0.23	$0.23
Diluted earnings per common share
Income from continuing operations	$0.08	$0.08	$0.08
Income from discontinued operations	0.15	0.15	0.15
Net income	$0.23	$0.23	$0.23
For the three months ended March 31, 2017, there were no stock options that were anti-dilutive.
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2016:

	Three Months Ended
	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Income from continuing operations	$17,284	$22	$17,306
Less: income allocated to participating securities	(360)	—	(360)
Less: participating securities dividends	(186)	—	(186)
Less: preferred stock dividends	(4,569)	(6)	(4,575)
Income from continuing operations allocated to common stockholders	12,169	16	12,185
Income from discontinued operations	2,378	3	2,381
Net income allocated to common stockholders	$14,547	$19	$14,566
Weighted average common shares outstanding	39,946,412	50,340	39,996,752
Add: Dilutive effects of restricted stock units	138,644	—	138,644
Add: Dilutive effects of stock options	137,195	—	137,195
Add: Dilutive effects of warrants	479,025	—	479,025
Average shares and dilutive common shares	40,701,276	50,340	40,751,616
Basic earnings per common share
Income from continuing operations	$0.30	$0.30	$0.30
Income from discontinued operations	0.06	0.06	0.06
Net income	$0.36	$0.36	$0.36
Diluted earnings per common share
Income from continuing operations	$0.30	$0.30	$0.30
Income from discontinued operations	0.06	0.06	0.06
Net income	$0.36	$0.36	$0.36
For the three months ended March 31, 2016, there were 32,878 stock options for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit (1)	$79,781	$234,675	$74,777	$201,321
Unused lines of credit	27,071	925,872	27,151	888,236
Letters of credit	2,056	9,360	1,784	8,655

(1)	Includes $77.7 million and $65.1 million, respectively, of commitments to extend credit related to discontinued operations at March 31, 2017 and December 31, 2016.
Commitments to make loans are generally made for periods of 30 days or less.
Other Commitments
As of March 31, 2017, the Company had jumbo SFR mortgage loan sale commitments of $355.0 million. Total forward commitments related to mortgage banking activities were $663.6 million at March 31, 2017. These commitments consisted of TBAs of $641.0 million and best efforts contracts of $22.6 million. Additionally, the Company had IRLCs of $312.5 million.
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the soccer stadium of The Los Angeles Football Club (LAFC) as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. As of March 31, 2017, the Company paid $10.0 million of the commitment, which was recognized as a prepaid assets and included in Other Assets in Consolidated Statements of Financial Condition. See note 21 for additional information.
The Company had unfunded commitments of $335 thousand, $12.2 million, and $111.8 million for Affordable House Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at March 31, 2017, respectively.
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

NOTE 20 – RESTRUCTURING
In connection with the sale of Banc Home Loans division, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing resulting in certain severance and other employee related costs including accelerated vesting of equity awards, and amending certain system contracts in order to improve the Company's efficiency. These employees and systems primarily supported the Company's mortgage banking activities. The Company expects to recognize approximately $10 million of total restructuring expense during 2017.
The following table presents activities in accrued liabilities and related expenses for the restructuring for the period indicated:

	As of or For the Three Months Ended March 31, 2017
	Expense
	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
	($ in thousands)
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,287	$2,323	$7,610	7,610
Other restructuring expense	—	895	895	895
Total	$5,287	$3,218	$8,505	8,505
Payments:
Severance and other employee related costs				(1,503)
Other restructuring expense				—
Total				$(1,503)
Balance at end of period				$7,002
NOTE 21 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain officers and directors and their related interests. Excluding the loan amounts described in detail below, loans outstanding to officers and directors and their related interests amounted to $882 thousand and $249 thousand at March 31, 2017 and December 31, 2016, respectively, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $2.1 million and $2.4 million at March 31, 2017 and December 31, 2016, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
Transactions with Current Related Parties. The Company and the Bank have engaged in transactions described below with the Company’s directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them. The transactions below also include transactions involving Jeffrey T. Seabold, the Bank's Executive Vice President and Management Vice Chair; effective March 30, 2017 the Company’s Board of Directors determined that Mr. Seabold's position no longer fits within the category of an executive officer.
Indemnification for Costs of Counsel in Connection with Special Committee Investigation, SEC Investigation and Related Matters. On November 3, 2016, in connection with the investigation by the Special Committee of the Company’s Board of Directors, the Company Board authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the direction of the Company Board, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with the Company, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law. In addition, the Company is also providing indemnification, advancement and/or reimbursement for costs related to (i) a formal order of investigation issued by the SEC on January 4, 2017 directed primarily at certain of the issues that the Special Committee reviewed and (ii) any related civil or administrative proceedings against the Company as well as officers currently or previously associated with the Company.
During the three months ended March 31, 2017 (excluding fees paid in January 2017), the fees and expenses paid by the Company included $180 thousand incurred by Mr. Seabold. During the year ended December 31, 2016, the fees and expenses incurred (which were paid in January 2017) included $57 thousand incurred by Mr. Seabold and $135 thousand jointly incurred by the Company’s Chief Strategy Officer and Interim Chief Financial Officer J. Francisco A. Turner and the Company’s then- (now former) Chief Financial Officer James J. McKinney. Indemnification was paid on behalf of other executive officers and directors in lesser amounts for the three months ended March 31, 2017 and the year ended December 31, 2016. For indemnification costs paid for former executive officers or directors, see Transactions with Former Related Parties below.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016, 2015 and 2014, and also acted as financial advisor for the Company's sale of its Commercial Equipment Finance Division in 2016. Halle J. Benett, a director of the Company and the Bank, was employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. until August 31, 2016 and is entitled to receive compensation for certain deals that close subsequent to August 31, 2016 that he originated or actively managed (none involving the Company or the Bank). In addition, Mr. Benett agreed to provide unpaid consulting services to Keefe, Bruyette & Woods, Inc., for a small number of transactions (none involving the Company or the Bank) through December 31, 2016.
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

The details of the underwritten public offerings are as follows:

•
On March 8, 2016, the Company issued and sold 5,577,500 shares of its voting common stock. Pursuant to an underwriting agreement entered into with the Company for that offering on March 2, 2016, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commissions from the Company of approximately $1.0 million (less estimated expenses, the amount was $846 thousand).

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

•
On May 21, 2014, the Company issued and sold 5,922,500 shares of its voting common stock. Pursuant to an underwriting agreement entered into with the Company for that offering on May 15, 2014, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commissions from the Company of approximately $521 thousand (less expenses, the amount was $481 thousand).

Legion Affiliates. As reported in an amendment to a Schedule 13D filed with the Securities and Exchange Commission on March 14, 2017, Legion Partners Asset Management, LLC (Legion Partners), Legion Partners, L.P. I, Legion and its affiliates (collectively, the Legion Group) beneficially own 3,287,879 shares of the Company’s voting common stock as of March 13, 2017, which the Legion Group reported represents 6.6 percent of the Company’s total shares outstanding.
Cooperation Agreement. On March 13, 2017, the Company entered into a cooperation agreement with the Legion Group (the Legion Group Cooperation Agreement). Under the terms of such agreement, among other things:

•	The Legion Group agreed to irrevocably withdraw its notice of director nomination and submission of a business proposal.

•
The Company agreed to conduct a search for two additional independent directors in collaboration with the Legion Group. In accordance with this provision, following a search initiated by the Company Board and (following entry into the Cooperation Agreement) conducted in consultation with Legion Group, the Company Board appointed Mary A. Curran and Bonnie G. Hill as new independent directors, for terms expected to become effective at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran will serve as a Class I director, for a term to expire at the Company’s 2019 Annual Meeting of Stockholders and Dr. Hill will serve as a Class III director for a term to expire at the Company’s 2018 Annual Meeting of Stockholders. Simultaneously with the effectiveness of their appointments to the Company Board, each of Ms. Curran and Dr. Hill will be appointed as a director of the Bank.

•
From March 13, 2017 until the day after the Company’s 2017 Annual Meeting, the Legion Group has agreed to vote all the shares of the Company's voting common stock that it beneficially owns (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Board and against any proposals or resolutions to remove any director and (iii) in accordance with the Board’s recommendations on all other proposals of the Board set forth in the Company’s proxy statement except that (A) the Legion Group can vote on any matter (other than the election of directors) in accordance with the recommendations of ISS or Glass Lewis if their recommendations differ from those of the Board and (B) these voting restrictions do not apply to certain extraordinary actions including certain change in control, financing and liquidation transactions and transactions involving a change in the capital structure of the Company.

•
The Legion Group agreed to certain standstill provisions that restrict the Legion Group and its affiliates, associates and representatives, from March 13, 2017 until the day after the 2017 Annual Meeting, from, among other things, acquiring additional voting securities of the Company that would result in the Legion Group having ownership or voting interest in 10 percent or more of the outstanding shares of voting common stock, engaging in proxy solicitations in an election contest, subjecting any shares to any voting arrangements except as expressly provided in the Cooperation Agreement, making or being a proponent of a stockholder proposal, seeking to call a meeting of stockholders or solicit consents from stockholders, seeking to obtain representation on the Board except as otherwise expressly provided in the Cooperation Agreement, seeking to remove any director from the Board, seeking to amend any provision of the governing documents of the Company, or proposing or participating in certain extraordinary corporate transactions involving the Company.

•	The Company agreed to reimburse the Legion Group for up to $100 thousand for its legal fees and expenses incurred in connection with its investment in the Company.
PL Capital Affiliates. As reported in an amendment to a Schedule 13D filed with the Securities and Exchange Commission on February 10, 2017, PL Capital Advisors, LLC (PL Capital Advisors) and certain of its affiliates (collectively, the PL Capital Group) owned 3,401,719 shares of the Company’s voting common stock as of February 7, 2017, which the PL Capital Group reported represents 6.9 percent of the Company’s total shares outstanding.
Cooperation Agreement. On February 7, 2017, Richard J. Lashley, a co-founder of PL Capital Advisors, LLC, was appointed to the Boards of Directors of the Company and the Bank, which appointments became effective February 16, 2017. Mr. Lashley was appointed as a Class I director of the Company, whose term will expire at the Company’s 2019 Annual Meeting of Stockholders. In connection with the appointment of Mr. Lashley to the Boards, on February 8, 2017, the PL Capital Group and Mr. Lashley entered into a cooperation agreement with the Company (PL Capital Cooperation Agreement), in which PL Capital Group agreed, among other matters:

•
From February 8, 2017 until the day after the Company’s 2017 annual meeting of stockholders (PL Capital Restricted Period), the PL Capital Group agreed to vote all the shares of Common Stock that it beneficially owns (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Company’s Board and against any proposals or resolutions to remove any director and (iii) in accordance with the recommendations by the Company’s Board on all other proposals of the Company’s Board set forth in the Company’s proxy statement.

•
In addition, during the PL Capital Restricted Period, the PL Capital Group agreed to certain standstill provisions that restrict the PL Capital Group and its affiliates, associates and representatives, during the PL Capital Restricted Period, from, among other things, acquiring additional voting securities of the Company that would result in the PL Capital Group having ownership or voting interest in 10 percent or more of the outstanding shares of voting common stock, engaging in proxy solicitations in an election contest, subjecting any shares to any voting arrangements except as expressly provided in the PL Capital Cooperation Agreement, making or being a proponent of a stockholder proposal, seeking to call a meeting of stockholders or solicit consents from stockholders, seeking to obtain representation on the Company’s Board except as otherwise expressly provided in the Cooperation

Agreement, seeking to remove any director from the Company’s Board, seeking to amend any provision of the governing documents of the Company, or proposing or participating in certain extraordinary corporate transactions involving the Company.

•
Pursuant to the PL Capital Cooperation Agreement, during the three months ended March 31, 2017, the Company reimbursed PL Capital Group $150 thousand for a portion of its legal fees and expenses incurred in connection with its investment in the Company.

Patriot Affiliates. As reported in a Schedule 13D amendment filed with the SEC on November 10, 2014, Patriot’s last public filing reporting ownership of the Company’s securities, Patriot Financial Partners, L.P. (together with its affiliates referred to as Patriot Partners) owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot Partners reported represented 9.3 percent of the Company’s outstanding voting common stock as of that date. For the details of the transaction in which Patriot Partners acquired certain of these shares, see “Securities Purchase Agreement with Patriot” below. In connection with the appointment of W. Kirk Wycoff, a managing partner of Patriot Partners, to the Board of Directors of the Company and the Bank (described below), Mr. Wycoff filed a Form 3 with the SEC on February 24, 2017, which reported total holdings for Patriot Partners of 2,850,564 shares.
Director. On February 9, 2017, Mr. Wycoff was appointed to the Boards of Directors of the Company and the Bank, which appointment became effective on February 16, 2017. Mr. Wycoff was appointed as a Class III director of the Company, whose term will expire at the Company’s 2018 Annual Meeting of Stockholders.
From 2010 to 2015, Mr. Wycoff was a director of, and Patriot Partners was a stockholder of, Square 1 Financial, Inc. (Square 1). Douglas H. Bowers, who became President and Chief Executive Officer of the Company and the Bank and a director of the Bank effective May 8, 2017 and is expected to become a director of the Company at the conclusion of the Company’s 2017 Annual Meeting of Stockholders (see Note 22 for additional information), served as President and Chief Executive Officer of Square 1 from 2011 to 2015. There are no arrangements or understandings between Mr. Bowers and either Mr. Wycoff or Patriot Partners pursuant to which Mr. Bowers was selected as a director and an officer of the Company.
Bank Owned Life Insurance. On July 14, 2015, the Bank made a $50.0 million investment in Bank Owned Life Insurance (BOLI) and on September 15, 2015, the Bank made an additional $30.0 million investment in BOLI, with the BOLI being issued by Northwestern Mutual Life Insurance Company (Northwestern), which is rated AAA by Fitch Ratings, Aaa by Moody's and AA+ by Standard and Poor’s. With respect to these BOLI investments, the Bank’s BOLI vendor and a provider of certain compliance, accounting and management services related to the BOLI is BFS Financial Services Group (BFS Group), which was referred to the Bank by Mr. Wycoff. Mr. Wycoff’s son, Jordan Wycoff, is employed as a regional director with BFS Group. As long as BFS Group is the broker of record for BOLI purchased from and issued by Northwestern, then the services BFS Group provides to the Bank are given free of charge, although BFS Group receives remuneration from Northwestern for the BOLI the Bank purchases that are issued by Northwestern as well as receiving an annual administration fee.
The BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. As of March 31, 2017, the Bank owned $103.1 million in BOLI or approximately 9.9 percent of the Bank's Tier 1 Capital at March 31, 2017. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.
Securities Purchase Agreement with Patriot. As noted above, as reported in a Schedule 13D amendment filed on November 10, 2014 with the SEC, Patriot Partners owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot Partners reported represented 9.3 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13D. On April 22, 2014, the Company entered into a Securities Purchase Agreement (Patriot SPA) with Patriot Partners to raise a portion of the capital to be used to finance the BPNA Branch Acquisition. The Patriot SPA was due to expire by its terms on October 31, 2014. Prior to such expiration, the Company and Patriot Partners entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New Patriot SPA). Pursuant to the New Patriot SPA, substantially concurrently with the BPNA Branch Acquisition, Patriot Partners purchased from the Company (i) 1,076,000 shares of its voting common stock at a price of $9.78 per share and (ii) 824,000 shares of its voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20.0 million. In consideration for Patriot Partners’ commitment under the New SPA and pursuant the terms of the New SPA, on the closing of the sale of such shares on November 7, 2014, the Company paid Patriot Partners an equity support payment of $538 thousand and also reimbursed Patriot Partners $100 thousand in out-of-pocket expenses.
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

CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial, which was controlled by Jeffrey T. Seabold (who is currently employed as Executive Vice President, Management Vice Chair and previously served as a director of the Company and the Bank) and in which certain relatives of Steven A. Sugarman (the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank) directly or through their affiliated entities also owned certain minority, non-controlling interests.
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
On May 13, 2013, the Bank hired Mr. Seabold as Managing Director and Chief Lending Officer by entering into a three-year employment agreement with Mr. Seabold (the 2013 Employment Agreement, which was amended and restated effective as of April 1, 2015). Mr. Seabold was appointed Chief Banking Officer of the Bank on April 1, 2015 and was then appointed as Executive Vice President, Management Vice Chair on July 26, 2016. Simultaneously with entering into the 2013 Employment Agreement, the Bank terminated, with immediate effect, its Services Agreement with CS Financial. For the year ended December 31, 2013, the total compensation paid to CS Financial under the Services Agreement was $439 thousand.
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
Merger Agreement. After exercise of the CS Call Option as described above, the Company and the Bank entered into an Agreement and Plan of Merger (Merger Agreement) with CS Financial, the stockholders of CS Financial (Sellers) and Mr. Seabold, as the Sellers’ Representative, and completed its acquisition of CS Financial on October 31, 2013 (Merger).
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

Transactions with Former Related Parties
In addition to the transactions described above with former related parties, the Company and the Bank have engaged in transactions described below with the Company’s then (now former) directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
Indemnification for Costs of Counsel for Former Executive Officers and Former Directors in Connection with Special Committee Investigation, SEC Investigation and Related Matters. On November 3, 2016, in connection with the investigation by the Special Committee of the Company's Board of Directors, the Company Board authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the direction of the Company Board, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with the Company, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law. In addition, the Company is also providing indemnification, advancement and/or reimbursement for costs related to (i) a formal order of investigation issued by the SEC on January 4, 2017 directed primarily at certain of the issues that the Special Committee reviewed and (ii) any related civil or administrative proceedings against the Company as well as officers currently or previously associated with the Company.
During the three months ended March 31, 2017 (excluding fees paid in January 2017), the fees and expenses paid by the Company included $131 thousand incurred by the Company’s then- (now former) Chair, President and Chief Executive Officer Steven A. Sugarman. For the year ended December 31, 2016, fees and expenses incurred under the arrangement described above (which were paid in January 2017) included $573 thousand incurred by Mr. Sugarman. Indemnification was paid on behalf of other former executive officers and former directors in lesser amounts for the three months ended March 31, 2017 and the year ended December 31, 2016.
Los Angeles Football Club Loans, Naming Rights and Sponsorship. Effective August 8, 2016, the Bank provided $40.3 million out of a $145.0 million committed construction line of credit (the Stadco Loan) to LAFC Stadium Co, LLC (Stadco) for the construction of a soccer-specific stadium for the LAFC in Los Angeles, California as well as to fund the interest and fees that become due under the Stadco Loan. LAFC is a Major League Soccer expansion franchise scheduled to debut in 2018. Also effective August 8, 2016, the Bank provided $9.7 million out of a $35.0 million committed senior secured line of credit (the Team Loan) to LAFC Sports, LLC (Team) to fund distributions to LAFC Partners, LLLP (Holdco) that will be used for stadium construction, funding interest and fees that become due under such Team Loan and to pay all other fees, costs and expenses payable by the Team in connection with project costs related to the stadium construction.
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
As of March 31, 2017 and December 31, 2016, there were $3.9 million and no outstanding advances, respectively, by the Bank under the Stadco Loan, and the Bank collected $102 thousand and $59 thousand, respectively, in unused loan fees during the three months ended March 31, 2017 and the year ended December 31, 2016. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the three months ended March 31, 2017 and the year ended December 31, 2016, $20 thousand and $0 interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.
As of March 31, 2017 and December 31, 2016, there were $899 thousand and no outstanding advances, respectively, by the Bank under Team Loan, and the Bank collected $31 thousand and $18 thousand, respectively, in unused loan fees during the three months ended March 31, 2017 and the year ended December 31, 2016. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the three months ended March 31, 2017 and the year ended December 31, 2016, $4 thousand and $0 interest, respectively, was paid by Team to the Bank on the Team Loan.
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
In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank (i) paid the Team $10.0 million on March 31, 2017 and (ii) has agreed to pay the following annual aggregate amounts: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million.
As of March 31, 2017 and December 31, 2016, the various entities affiliated with LAFC held $77.6 million and $76.0 million, respectively, of deposits at the Bank.
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
Based on a Schedule 13G amendment filed with the SEC on February 12, 2015, The TCW Group's last public filing reporting ownership of the Company's securities, as of December 31, 2014, The TCW Group, Inc. and its affiliates held 1,318,462 shares of voting common stock (which included, for purposes of this calculation, the 240,000 shares of stock underlying the as yet unexercised SHOP V Fund Warrant). On June 3, 2013, January 5, 2015, January 20, 2015, and March 16, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares, 86,620 shares, and 934 shares, respectively, of non-voting common stock for the same number of shares of voting common stock. In addition, on August 3, 2015, the SHOP V Fund Warrant, which was held in separate portions by CSSF Legacy V and CSSF Investor Group, was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price of the SHOP V Fund Warrant, the exercise price at the time of exercise was $9.13 per share. As a result of these exchanges and exercises The TCW Group, Inc. and its affiliates no longer hold any shares of non-voting common stock or warrants to acquire stock. Based on TCW Group's prior report of owning 1,318,462 shares of the Company’s voting common stock, TCW Group, Inc. would have owned 3.5 percent of the Company’s outstanding voting common stock as of December 31, 2015.
Oaktree Affiliates. As reported in a Schedule 13G filed with the SEC on January 16, 2015, OCM BOCA Investor, LLC (OCM), an affiliate of Oaktree Capital Management, L.P., owned 3,288,947 shares of the Company’s voting common stock as of November 7, 2014, which OCM reported represented 9.9 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13G. For the details of the transaction in which OCM acquired these shares, see “Securities Purchase Agreement with Oaktree” below. However, as reported in a Schedule 13G amendment filed with the SEC on February 12, 2016 OCM and its affiliates owned 671,702 shares of the Company’s voting common stock as of December 31, 2015, which OCM reported represented less than 5 percent of the Company’s total shares outstanding.
Loans. Effective September 30, 2015, the Bank provided a $15.0 million committed revolving line of credit, which was increased to $20.0 million effective as of February 8, 2017, to Teleios LS Holdings DE, LLC and Teleios LS Holdings II DE, LLC (Teleios), which generate income through the purchase, monitoring, maintenance and maturity of life insurance policies. At the time the facility was executed, the Teleios entities were hedge funds in which Oaktree Capital Management L.P. or one of its affiliates was a controlling investor.
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of March 31, 2017 and December 31, 2016, outstanding advances by the Bank under the Teleios line of credit were $20.0 million and $15.0 million, respectively. During the three months ended March 31, 2017 and the year ended December 31, 2016, the largest aggregate amount of principal outstanding under the Teleios line of credit were $20.0 million and $15.0 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the three months ended March 31, 2017 and the year ended December 31, 2016, $0 and $2.0 million in principal, respectively, and $204 thousand and $462 thousand in interest, respectively, was paid by Teleios on the line of credit to the Bank.
Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $55.0 million (the Sabal repurchase facility) effective March 6, 2017, to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $65.0 million in certain situations. On March 28, 2017, the line of credit was temporarily increased to $100.0 million for 30 days. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the three months ended March 31, 2017 and the year ended December 31, 2016, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $79.2 million and $55.1 million, respectively. The amount outstanding as of March 31, 2017 and December 31, 2016 was $79.2 million and $22.6 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $161.5 million and $514.1 million in principal, respectively, and $331 thousand and $1.1 million in interest, respectively, was paid by Sabal on the facility to the Bank during the three months ended March 31, 2017 and the year ended December 31, 2016.

Securities Purchase Agreement with Oaktree. As noted above, as reported in a Schedule 13G filed with the SEC on January 16, 2015, OCM owned 3,288,947 shares of the Company’s voting common stock. OCM purchased these shares from the Company on November 7, 2014 at a price of $9.78 per share pursuant to a securities purchase agreement entered into on April 22, 2014 (and amended on October 28, 2014) in order for the Company to raise a portion of the capital to be used to finance the acquisition of select assets and assumption of certain liabilities by the Bank from Banco Popular North America (BPNA) comprising BPNA’S network of 20 California branches (the BPNA Branch Acquisition), which was completed on November 8, 2014. In consideration for its commitment under the securities purchase agreement, OCM was paid at closing an equity support payment from the Company of $1.6 million.
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
St. Cloud Affiliates. On November 24, 2014, the Bank invested as a limited partner in an affiliate of St. Cloud Capital LLC (St. Cloud). Based on a Schedule 13G amendment filed with the SEC on February 14, 2012, St. Cloud's last public filing reporting ownership of the Company securities, St. Cloud reported holding 700,538 shares of the Company’s voting common stock (approximately 1.4 percent of the Company's outstanding voting common shares as of December 31, 2015). The affiliate is St. Cloud Capital Partners III SBIC, LP (the Partnership), which applied for a license granted by the U.S. Small Business Administration to operate as a debenture Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958 and the regulations promulgated thereunder. The Community Reinvestment Act of 1977 expressly identifies an investment by a bank in an SBIC as a type of investment that is presumed by the regulatory agencies to promote economic development. The Boards of Directors of the Company and the Bank approved the Bank’s investment. The Bank has agreed to invest a minimum of $5.0 million, but up to $7.5 million as long as the Bank’s limited partnership interest in the Partnership remains under 9.9 percent.
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
As of March 31, 2017 and December 31, 2016, St. Cloud entities held $0 and $1 thousand, respectively, in deposits at the Bank.
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
Consulting Services to The Palisades Group. The Company completed the sale of its subsidiary, The Palisades Group, on May 5, 2016, which it originally acquired on September 10, 2013. The information included herein is based on information known to the Company as of May 5, 2016, the date the Company completed the sale of The Palisades Group. Effective as of July 1, 2013, prior to the Company’s acquisition of The Palisades Group, The Palisades Group entered into a consulting agreement with Jason Sugarman, the brother of the Company’s and the Bank’s then- (now former) Chairman, President and Chief Executive Officer, Steven A. Sugarman. Jason Sugarman has historically provided advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the consulting agreement with Jason Sugarman to provide these types of services. The consulting agreement is for a term of five years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in aggregate quarterly payments over the five-year term of the agreement). These payments do not include any bonuses that may be earned under the agreement. Effective as of March 26, 2015, the bonus amount earned by Jason Sugarman for consulting services he provided during the year ended December 31, 2014 was credited in satisfaction and full discharge of all then currently accrued but unpaid quarterly payments as well as any future quarterly payments specified under the consulting agreement, but not against any future bonuses that he may earn under the consulting agreement. During the period from January 1, 2016 through May 5, 2016 (the date the Company sold its membership interests in The Palisades Group), no bonus amounts were earned by Jason Sugarman under the consulting agreement. For the years ended December 31, 2015, 2014 and 2013 base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $30 thousand, $1.2 million, and $121 thousand, respectively. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the then-acting Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board. As of May 5, 2016, the Company has no direct or indirect obligation under the consulting agreement, as the agreement was entered into between Jason Sugarman and The Palisades Group, and the Company completed the sale of The Palisades Group on that date.
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
The aggregate amount of rent payments reimbursed to CORSHI from September 16, 2013 through December 30, 2013 were $40 thousand. In addition, the Company reimbursed CORSHI for a $34 thousand security deposit and The Palisades Group, in turn, reimbursed the Company for this cost. For the period from January 1, 2014 through June 27, 2014, CORSHI granted The Palisades Group a rent abatement equal to the $34 thousand security deposit and, combined with additional payments, The Palisades Group paid leasing costs totaling $58 thousand to CORSHI for that same time period. The then-acting Compensation, Nominating and Corporate Governance Committee of the Board monitored all the reimbursement costs and reviewed the aggregate reimbursement costs.
NOTE 22 – SUBSEQUENT EVENTS
Appointment of New President and Chief Executive Officer
On April 24, 2017, Douglas H. Bowers was appointed as the Company’s and the Bank's President and Chief Executive Officer and as a director of the Bank effective May 8, 2017. The Company’s Board also appointed Mr. Bowers as a director of the Company, his term as a Company director is expected to commence upon completion of the Company’s 2017 Annual Meeting of Stockholders and expire in 2020. The terms of Mr. Bowers’ employment agreement with the Company require him to resign as a director of the Company and the Bank in the event of the termination of his employment.
The Company evaluated events from the date of the consolidated financial statements on March 31, 2017 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events, other than the events disclosed above and the credit agreement amendment disclosed in Note 9, were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2017. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.
CRITICAL ACCOUNTING POLICIES
Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. Our critical accounting policies are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies” in this Form 10-Q.
Recently Issued Accounting Standards
For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, please see Note 1 to Consolidated Financial Statements (unaudited) in this report.
SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months
	Ended March 31,
	2017	2016
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$11,052,085	$9,616,972
Cash and cash equivalents	409,281	215,012
Loans and leases receivable, net	6,062,585	5,427,223
Loans held-for-sale	228,196	433,538
Other real estate owned, net	3,345	325
Securities available-for-sale	2,434,541	1,663,711
Securities held-to-maturity	863,269	962,262
Bank owned life insurance	103,093	100,734
Time deposits in financial institutions	1,000	1,500
FHLB and other bank stock	63,238	61,146
Assets of discontinued operations	432,805	482,240
Deposits	8,597,693	6,837,601
Total borrowings	1,348,391	1,712,996
Liabilities of discontinued operation	30,309	24,470
Total stockholders' equity	985,748	867,530
Selected operations data:
Total interest and dividend income	$98,842	$81,062
Total interest expense	18,361	13,823
Net interest income	80,481	67,239
Provision for loan and lease losses	2,583	321
Net interest income after provision for loan and lease losses	77,898	66,918
Total noninterest income	14,903	21,193
Total noninterest expense	89,896	59,144
Income from continuing operations before income taxes	2,905	28,967
Income tax (benefit) expense	(6,471)	11,661
Income from continuing operations	9,376	17,306
Income from discontinued operations before income taxes	13,348	3,988
Income tax expense	5,523	1,607

	As of or For the Three Months
	Ended March 31,
	2017	2016
	($ in thousands, except per share data)
Income from discontinued operations	7,825	2,381
Net income	17,201	19,687
Dividends paid on preferred stock	5,113	4,575
Net income available to common stockholders	12,088	15,112
Basic earnings per total common share
Income from continued operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	0.23	0.36
Diluted earnings per total common share
Income from continued operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	0.23	0.36
Performance ratios of consolidated operations: (1)
Return on average assets	0.62%	0.90%
Return on average equity	6.96%	10.38%
Return on average tangible common equity (2)	7.76%	14.46%
Dividend payout ratio (3)	56.52%	33.33%
Net interest spread	3.03%	3.22%
Net interest margin (4)	3.19%	3.39%
Ratio of noninterest expense to average total assets	4.52%	4.06%
Efficiency ratio (5)	86.87%	72.81%
Efficiency ratio, as adjusted (2), (5)	78.76%	72.81%
Average interest-earning assets to average interest-bearing liabilities	121.40%	125.63%
Asset quality ratios:
ALLL	$42,736	$35,845
Nonperforming loans and leases	16,222	44,216
Nonperforming assets	19,567	44,541
Nonperforming assets to total assets	0.18%	0.46%
ALLL to nonperforming loans and leases	263.44%	81.07%
ALLL to total loans and leases	0.70%	0.66%
Capital Ratios:
Average equity to average assets	8.95%	8.64%
Total stockholders' equity to total assets	8.92%	9.02%
Tangible common equity to tangible assets (2)	6.07%	5.22%
Book value per common share	$14.37	$12.65
Tangible common equity (TCE) per common share (2)	13.38	11.35
Book value per common share and per common share issuable under purchase contracts	14.32	12.58
TCE per common share and per common share issuable under purchase contracts (2)	13.33	11.29
Banc of California, Inc.
Total risk-based capital ratio	13.72%	13.59%
Tier 1 risk-based capital ratio	13.08%	13.17%
Common equity tier 1 capital ratio	9.37%	8.14%
Tier 1 leverage ratio	8.51%	9.27%
Banc of California, NA
Total risk-based capital ratio	15.11%	14.03%
Tier 1 risk-based capital ratio	14.48%	13.42%
Common equity tier 1 capital ratio	14.48%	13.42%
Tier 1 leverage ratio	9.43%	9.44%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See Non-GAAP Financial Measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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
Return on Average Tangible Common Equity

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Average total stockholders' equity	$1,001,784	$762,923
Less average preferred stock	(269,071)	(260,959)
Less average goodwill	(39,221)	(39,244)
Less average other intangible assets	(13,190)	(18,601)
Average tangible common equity	$680,302	$444,119

Net income	$17,201	$19,687
Less preferred stock dividends	(5,113)	(4,575)
Add amortization of intangible assets	1,090	1,322
Add impairment on intangible assets	336	—
Less tax effect on amortization and impairment of intangible assets (1)	(499)	(463)
Adjusted net income	$13,015	$15,971

Return on average equity	6.96%	10.38%
Return on average tangible common equity	7.76%	14.46%

(1)	Utilized a 35 percent tax rate

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Noninterest expense	$124,615	$89,100
Loss on investments in alternative energy partnerships, net	(8,682)	—
Total adjusted noninterest expense	$115,933	$89,100

Net interest income	$83,747	$70,417
Noninterest income	59,704	51,959
Total revenue	143,451	122,376
Tax credit from investments in alternative energy partnerships	8,829	—
Deferred tax expense on investments in alternative energy partnerships	(1,545)	—
Tax effect on tax credit and deferred tax expense (1)	5,140	—
Loss on investments in alternative energy partnerships, net	(8,682)	—
Total pre-tax adjustments for investments in alternative energy partnerships	3,742	—
Total adjusted revenue	$147,193	$122,376

Efficiency ratio	86.87%	72.81%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	78.76%	72.81%

(1)	Utilized a 41.37 percent tax rate
Tangible Common Equity to Tangible Assets and Tangible Common Equity per Common Share and per Common Share Issuable under Purchase Contracts

	March 31,
	2017	2016
	($ in thousands)
Total stockholders' equity	$985,748	$867,530
Less goodwill	(37,144)	(39,244)
Less other intangible assets	(12,191)	(17,836)
Less preferred stock	(269,071)	(311,008)
TCE	$667,342	$499,442

Total assets	$11,052,085	$9,616,972
Less goodwill	(37,144)	(39,244)
Less other intangible assets	(12,191)	(17,836)
Tangible assets	$11,002,750	$9,559,892

Total stockholders' equity to total assets	8.92%	9.02%
TCE to tangible assets	6.07%	5.22%

Common shares outstanding	49,601,363	43,907,587
Class B non-voting non-convertible common shares outstanding	277,797	91,066
Total common shares outstanding	49,879,160	43,998,653
Minimum number of shares issuable under purchase contracts (1)	166,265	253,155
Total common shares outstanding and shares issuable under purchase contracts	50,045,425	44,251,808

Book value per common share	$14.37	$12.65
TCE per common share	$13.38	$11.35

Book value per common share and per common share issuable under purchase contracts	$14.32	$12.58
TCE per common share and per common share issuable under purchase contracts	$13.33	$11.29

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
The Bank is headquartered in Santa Ana, California and at March 31, 2017, the Bank had 37 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
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
As part of delivering on our value proposition to clients, we offer a variety of financial products and services designed around our target client in order to serve all of their banking and financial needs. This includes both deposit products offered through the Company's multiple channels that include retail banking, business banking, institutional banking, and private banking, as well as lending products including jumbo residential mortgage lending, commercial lending, commercial real estate lending, multifamily lending, and specialty lending including SBA lending, and construction lending.
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
Highlights

•
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely reflected the Company's Mortgage Banking segment. The Company determined that the sale of our Mortgage Banking segment met the criteria to be classified as a discontinued operation. This transaction advanced our strategy to refocus our business on core commercial banking opportunities in our California markets.

•
Income from continuing operations was $9.4 million for the three months ended March 31, 2017, a decrease of $7.9 million, or 45.8 percent, from $17.3 million for the three months ended March 31, 2016. Net income was $17.2 million for the three months ended March 31, 2017, a decrease of $2.5 million, or 12.6 percent, from $19.7 million for the three months ended March 31, 2016. Return on average assets, on a consolidated operations basis, was 0.62 percent and 0.90 percent, respectively, for the three months ended March 31, 2017 and 2016. Return on average tangible common equity, on a consolidated operations basis, was 7.76 percent and 14.46 percent, respectively, for the three months ended March 31, 2017 and 2016.

•
Net interest income, on a consolidated operations basis, was $83.7 million for the three months ended March 31, 2017, an increase of $13.3 million, or 18.9 percent, from $70.4 million for the three months ended March 31, 2016. The increase was mainly due to a higher interest income from increased average interest-earning assets, partially offset by a higher interest expense from increased interest-bearing liabilities and a lower average yield on loans and leases. Net interest margin was 3.19 percent and 3.39 percent for the three months ended March 31, 2017 and 2016, respectively.

•
Provision for loan and lease losses was $2.6 million for the three months ended March 31, 2017, an increase of $2.3 million, or 704.7 percent, from $321 thousand for the three months ended March 31, 2016. The increase was mainly due to increases in commercial and industrial loans, construction loans and multi-family loans, partially offset by decreases in SFR mortgage loans and lease financing.

•
Noninterest income from continuing operations was $14.9 million for the three months ended March 31, 2017, a decrease of $6.3 million, or 29.7 percent, from $21.2 million for the three months ended March 31, 2016. The decrease was mainly due to a decrease in net gain on sale of securities available-for-sale, partially offset by increases in net gain on sale of loans, loan servicing income, and customer service fees. Noninterest income from discontinued operations was $44.8 million for the three months ended March 31, 2017, an increase of $14.0 million, or 45.6 percent, from $30.8 million for the three months ended March 31, 2016. The increase was mainly due to a net gain on disposal of discontinued operations and an increase in loan servicing income (loss), partially offset by a decrease in net revenue from mortgage banking activities.

•
Noninterest expense from continuing operations was $89.9 million for the three months ended March 31, 2017, an increase of $30.8 million, or 52.0 percent, from $59.1 million for the three months ended March 31, 2016. The increase was mainly due to the special investigation, pending SEC investigation and restructurings, as well as an increase in expense related to increased loan originations and a recognition of loss on investments in alternative energy partnerships, during the three months ended March 31, 2017. Noninterest expense from discontinued operations was $34.7 million for the three months ended March 31, 2017, an increase of $4.8 million, or 15.9 percent, from $30.0 million for the three months ended March 31, 2016. The increase was mainly due to a restructuring expense for the three months ended March 31, 2017 and increases in salaries and employee benefits, outside service fees and all other expense, partially offset by decreases in occupancy and equipment and professional fees.

•
Income tax (benefit) expense from consolidated operations was $(948) thousand and $13.3 million, respectively, and the effective tax rate was (5.8) percent and 40.3 percent, respectively. The Company’s effective tax rate was lower in the 2017 period due to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of approximately $8.8 million.

•
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships was 78.76 percent for the three months ended March 31, 2017, compared to 72.81 percent for the three months ended March 31, 2016. The decline was mainly due to the higher increase in noninterest expense than the increase in total revenue.

•
Total assets were $11.05 billion at March 31, 2017, an increase of $22.2 million, or 0.2 percent, from $11.03 billion at December 31, 2016. Average total assets were $11.19 billion for the three months ended March 31, 2017, an increase of $2.36 billion, or 26.7 percent, from $8.83 billion for the three months ended March 31, 2016. The increase was mainly due to increases in investment securities and loans and leases funded by net proceeds of the common stock offerings completed during the three months ended June 30, 2016 as well as higher increased deposits.

•
Loans and leases receivable, net of ALLL were $6.06 billion at March 31, 2017, an increase of $68.3 million, or 1.1 percent, from $5.99 billion at December 31, 2016. Loans held-for-sale, on a consolidated operations basis, were $649.3 million at March 31, 2017, a decrease of $55.3 million, or 7.9 percent, from $704.7 million at December 31, 2016. Average total loans and leases were $6.79 billion for the three months ended March 31, 2017, an increase of $789.6 million, or 13.2 percent, from $6.00 billion for the three months ended March 31, 2016. The increases were due mainly to increased originations of loans and leases.

•
Total deposits were $8.60 billion at March 31, 2017, a decrease of $544.5 million, or 6.0 percent, from $9.14 billion at December 31, 2016. The decrease was mainly due to a planned reduction of brokered deposits and outflows from the Company's private banking and commercial banking business units. Average total deposits were $8.91 billion for the three months ended March 31, 2017, an increase of $2.34 billion, or 35.7 percent, from $6.56 billion for the three months ended March 31, 2016.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share data)
Interest and dividend income	$98,842	$81,062
Interest expense	18,361	13,823
Net interest income	80,481	67,239
Provision for loan and lease losses	2,583	321
Noninterest income	14,903	21,193
Noninterest expense	89,896	59,144
Income from continuing operations before income taxes	2,905	28,967
Income tax (benefit) expense	(6,471)	11,661
Income from continuing operations	9,376	17,306
Income from discontinued operations before income taxes	13,348	3,988
Income tax expense	5,523	1,607
Income from discontinued operations	7,825	2,381
Net income	17,201	19,687
Preferred stock dividends	5,113	4,575
Net income available to common stockholders	$12,088	$15,112
Basic earnings per total common share
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	$0.23	$0.36
Diluted earnings per total common share
Income from continuing operations	$0.08	$0.30
Income from discontinued operations	0.15	0.06
Net income	$0.23	$0.36
For the three months ended March 31, 2017, income from continuing operations was $9.4 million, a decrease of $7.9 million, or 45.8 percent, from $17.3 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net income was $17.2 million, a decrease of $2.5 million, or 12.6 percent, from $19.7 million for the three months ended March 31, 2016.
Preferred stock dividends were $5.1 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively, and net income available to common stockholders was $12.1 million and $15.1 million for the three months ended March 31, 2017 and 2016, respectively.
Reconciliation of Consolidated Statement of Operations of Consolidated Operations
The following table presents a reconciliation of Consolidated Statement of Operations of consolidated operations:

	Three Months Ended March 31, 2017
	Continuing Operations	Discontinued Operations	Consolidated Operations
	(In thousands)
Interest and dividend income	$98,842	$3,266	$102,108
Interest expense	18,361	—	18,361
Net interest income	80,481	3,266	83,747
Provision for loan and lease losses	2,583	—	2,583
Noninterest income	14,903	44,801	59,704
Noninterest expense	89,896	34,719	124,615
Income from continuing operations before income taxes	2,905	13,348	16,253
Income tax (benefit) expense	(6,471)	5,523	(948)
Net income	$9,376	$7,825	$17,201

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,785,013	$72,773	4.35%	$5,995,436	$67,144	4.50%
Securities	3,376,698	27,239	3.27%	2,128,882	16,047	3.03%
Other interest-earning assets (2)	500,123	2,096	1.70%	219,849	1,049	1.92%
Total interest-earning assets	10,661,834	102,108	3.88%	8,344,167	84,240	4.06%
ALLL	(41,285)			(35,575)
BOLI and non-interest earning assets (3)	568,257			524,584
Total assets	$11,188,806			$8,833,176
Interest-bearing liabilities:
Savings	$1,042,031	2,292	0.89%	$834,965	1,572	0.76%
Interest-bearing checking	2,008,828	3,414	0.69%	1,900,834	3,244	0.69%
Money market	2,735,810	4,691	0.70%	1,437,332	1,679	0.47%
Certificates of deposit	1,937,392	3,563	0.75%	1,158,901	1,612	0.56%
FHLB advances	812,444	1,423	0.71%	955,659	1,262	0.53%
Securities sold under repurchase agreements	2,123	6	1.15%	90,395	160	0.71%
Long term debt and other interest-bearing liabilities	244,040	2,972	4.94%	263,656	4,294	6.55%
Total interest-bearing liabilities	8,782,668	18,361	0.85%	6,641,742	13,823	0.84%
Noninterest-bearing deposits	1,181,279			1,230,991
Non-interest-bearing liabilities	223,075			197,520
Total liabilities	10,187,022			8,070,253
Total stockholders’ equity	1,001,784			762,923
Total liabilities and stockholders’ equity	$11,188,806			$8,833,176
Net interest income/spread		$83,747	3.03%		$70,417	3.22%
Net interest margin (4)			3.19%			3.39%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees (costs) of $708 thousand and $85 thousand and accretion of discount on purchased loans of $2.1 million and $10.6 million for the three months ended March 31, 2017 and 2016, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $102.7 million and $100.4 million for the three months ended March 31, 2017 and 2016, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Total loans and leases	$8,031	$(2,402)	$5,629
Securities	9,859	1,333	11,192
Other interest-earning assets	1,179	(132)	1,047
Total interest-earning assets	$19,069	$(1,201)	$17,868
Interest-bearing liabilities:
Savings	$426	$294	$720
Interest-bearing checking	170	—	170
Money market	1,954	1,058	3,012
Certificates of deposit	1,296	655	1,951
FHLB advances	(210)	371	161
Securities sold under repurchase agreements	(214)	60	(154)
Long term debt and other interest-bearing liabilities	(307)	(1,015)	(1,322)
Total interest-bearing liabilities	3,115	1,423	4,538
Net interest income	$15,954	$(2,624)	$13,330
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net interest income was $83.7 million for the three months ended March 31, 2017, an increase of $13.3 million, or 18.9 percent, from $70.4 million for the three months ended March 31, 2016. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Interest income on total loans and leases was $72.8 million for the three months ended March 31, 2017, an increase of $5.6 million, or 8.4 percent, from $67.1 million for the three months ended March 31, 2016. The increase in interest income on loans and leases was due to a $789.6 million increase in average total loans and leases, partially offset by a 15 basis points (bps) decrease in average yield. The increase in average balance was due mainly to an increase in loan and lease originations and purchases. The decrease in average yield was mainly due to the lower yields on newly originated loans and leases, the sale of the Company's lease financing portfolio, which earned a higher yield than other loan portfolios during 2016, and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases, due to sales in 2016, where discounts on these pools generate additional interest income. The discount accretion totaled $2.1 million and $10.6 million for the three months ended March 31, 2017 and 2016, respectively.
Interest income on securities was $27.2 million for the three months ended March 31, 2017, an increase of $11.2 million, or 69.7 percent, from $16.0 million for the three months ended March 31, 2016. The increase in interest income on securities was due to a $1.25 billion increase in average balance and a 24 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to deploy the proceeds from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities. During the three months ended March 31, 2017, the Company purchased $472.9 million of securities available-for-sale and sold $375.2 million of securities available-for-sale. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings during the three months ended March 31, 2017.
Dividends and interest income on other interest-earning assets was $2.1 million for the three months ended March 31, 2017, an increase of $1.0 million, or 99.8 percent, from $1.0 million for the three months ended March 31, 2016. The increase in dividends and interest income on other interest-earning assets was due to a $280.3 million increase in average balance, partially offset by a 22 bps decrease in average yield. The increase in average balance was mainly due to the excess cash from the common stock offerings during the second quarter of 2016 and deposit increase. The decrease in average yield was mainly due to an increase in interest-earning deposits in financial institutions, which earn lower yields than other interest-earning assets, partially offset by an increase in dividend income from FHLB stock.
Interest expense on interest-bearing deposits was $14.0 million for the three months ended March 31, 2017, an increase of $5.9 million, or 72.2 percent, from $8.1 million for the three months ended March 31, 2016. The increase in interest expense on interest-bearing deposits resulted from a $2.39 billion increase in average balance and a 12 bps increase in average cost. The increase in average balance was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to maintain a sufficient level of deposit funding.
Interest expense on FHLB advances was $1.4 million for the three months ended March 31, 2017, an increase of $161 thousand, or 12.8 percent, from $1.3 million for the three months ended March 31, 2016. The increase was due mainly to an 18 bps increase in average cost, partially offset by a $143.2 million decrease in average balance. The increase in average cost was due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $6 thousand for the three months ended March 31, 2017, a decrease of $154 thousand, or 96.3 percent, from $160 thousand for the three months ended March 31, 2016. The Company utilized a decreased amount of repurchase agreements during the three months ended March 31, 2017.
Interest expense on long term debt and other interest-bearing liabilities was $3.0 million for the three months ended March 31, 2017, a decrease of $1.3 million, or 30.8 percent, from $4.3 million for the three months ended March 31, 2016. The decrease was due mainly to the redemption of the Senior Notes I during the second quarter of 2016.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect inherent credit losses in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $2.6 million and $321 thousand, respectively, for the three months ended March 31, 2017 and 2016. The increase was mainly due to increases in commercial and industrial loans, construction loans and multi-family loans, partially offset by decreases in SFR mortgage loans and lease financing.
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

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Customer service fees	$1,623	$848
Loan servicing income (loss)	2,756	(2,205)
Income from bank owned life insurance	581	563
Net gain on sale of securities available-for-sale	3,356	16,789
Net gain on sale of loans	4,019	2,195
Loan brokerage income	1,027	901
Other income	1,541	2,102
Total noninterest income	$14,903	$21,193
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Noninterest income was $14.9 million for the three months ended March 31, 2017, a decrease of $6.3 million, or 29.7 percent, from $21.2 million for the three months ended March 31, 2016. The decrease in noninterest income was mainly due to decreases in net gain on sale of securities available-for-sale and other income, partially offset by increases in loan servicing income, net gain on sale of loans, customer services fees, and loan brokerage income.
Customer service fees were $1.6 million for the three months ended March 31, 2017, an increase of $775 thousand, or 91.4 percent, from $848 thousand for the three months ended March 31, 2016. The increase was mainly due to the increase in average deposit balances.
Loan servicing income (loss) was $2.8 million for the three months ended March 31, 2017, an increase of $5.0 million, or 225.0 percent, from $(2.2) million for the three months ended March 31, 2016. On a consolidated operations basis, total income (loss) from servicing rights was $4.3 million and $(5.3) million, respectively, for the three months ended March 31, 2017 and 2016. The increase was mainly due to an increase in servicing fees from the increased volume of loans sold with servicing retained, and a decrease in losses on the fair value of mortgage servicing rights. Losses on fair value and runoff of servicing assets were $1.9 million and $10.2 million for the three months ended March 31, 2017 and 2016, respectively. Servicing fees were $6.2 million and $4.9 million for the three months ended March 31, 2017 and 2016, respectively, and the increase in servicing fees was due to higher unpaid principal balances of loans sold with servicing retained.
Net gain on sale of securities available-for-sale was $3.4 million for the three months ended March 31, 2017, compared to $16.8 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company sold $375.2 million of securities available-for-sale, as compared to $2.23 billion of securities available-for-sale during the three months ended March 31, 2016. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings during the three months ended March 31, 2017.
Net gain on sale of loans was $4.0 million for the three months ended March 31, 2017, an increase of $1.8 million from $2.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company sold jumbo SFR mortgage loans of $345.2 million with a gain of $2.8 million, SBA loans of $9.0 million with a gain of $895 thousand, and multi-family loans of $8.0 million with a gain of $421 thousand. During the three months ended March 31, 2016, the Company sold jumbo SFR mortgage loans of $92.8 million with a gain of $1.1 million and SBA loans of $14.1 million with a gain of $1.1 million.
Loan brokerage income was $1.0 million for the three months ended March 31, 2017, an increase of $126 thousand, or 14.0 percent, from $901 thousand for the three months ended March 31, 2016. The increase was mainly due to an increase in the volume of brokered loans.
Other income was $1.5 million for the three months ended March 31, 2017, a decrease of $561 thousand from $2.1 million for the three months ended March 31, 2016. The decrease was mainly due to a decrease in advisory service fees. The decrease in advisory service fees was due to the sale of The Palisades Group on May 5, 2016. The Company does not expect to have advisory service fee income in future periods.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Salaries and employee benefits	32,443	33,469
Occupancy and equipment	10,668	8,941
Professional fees	15,073	5,903
Outside service fees	1,883	1,625
Data processing	2,179	1,686
Advertising	1,725	986
Regulatory assessments	2,441	1,736
Loss on investments in alternative energy partnerships	8,682	—
Reversal for loan repurchases	(325)	(359)
Amortization of intangible assets	1,090	1,322
Impairment on intangible assets	336	—
Restructuring expense	5,287	—
All other expense	8,414	3,835
Total noninterest expense	$89,896	$59,144
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Noninterest expense was $89.9 million for the three months ended March 31, 2017, an increase of $30.8 million, or 52.0 percent, from $59.1 million for the three months ended March 31, 2016. The increase was mainly due to the special committee and governmental investigations and restructuring, as well as an increase in expense related to increased loan originations and a recognition of loss on investments in alternative energy partnerships, during the three months ended March 31, 2017.
Total salaries and employee benefits was $32.4 million for the three months ended March 31, 2017, a decrease of $1.0 million, or 3.1 percent, from $33.5 million for the three months ended March 31, 2016. The decrease was due mainly to a reversal of bonus accrual, partially offset by an increase in salaries. At December 31, 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances, was determined to be a change in estimate.
Occupancy and equipment expenses were $10.7 million for the three months ended March 31, 2017, an increase of $1.7 million, or 19.3 percent, from $8.9 million for the three months ended March 31, 2016. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the new headquarters building in Santa Ana.
Professional fees were $15.1 million for the three months ended March 31, 2017, an increase of $9.2 million, or 155.3 percent, from $5.9 million for the three months ended March 31, 2016. The increase was mainly due to the special committee investigation, pending SEC investigation and increased audit fees.
Outside service fees were $1.9 million for the three months ended March 31, 2017, an increase of $258 thousand, or 15.9 percent, from $1.6 million for the three months ended March 31, 2016. The increase was mainly due to an increase in loan sub-servicing expenses resulting from the growth in the loan portfolio.
Data processing expense was $2.2 million for the three months ended March 31, 2017, an increase of $493 thousand, or 29.2 percent, from $1.7 million for the three months ended March 31, 2016. The increase was mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $1.7 million for the three months ended March 31, 2017, an increase of $739 thousand, or 74.9 percent, from $1.0 million for the three months ended March 31, 2016. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.
Regulatory assessments were $2.4 million for the three months ended March 31, 2017, an increase of $705 thousand, or 40.6 percent, from $1.7 million for the three months ended March 31, 2016. The increase was due to year-over-year balance sheet growth.

Loss on investments in alternative energy partnerships of $8.7 million was recognized during the three months ended March 31, 2017, with no similar transaction during the three months ended March 31, 2016.
Reversal for loan repurchases was $325 thousand and $359 thousand for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $842 thousand and $738 thousand during the three months ended March 31, 2017 and 2016, respectively. Total provision for loan repurchases were $517 thousand and $379 thousand for the three months ended March 31, 2017 and 2016, respectively. The increase in the initial provision was mainly due to a reflection of most recent reserve utilization trend history and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $1.1 million for the three months ended March 31, 2017, a decrease of $232 thousand, or 17.5 percent, from $1.3 million for the three months ended March 31, 2016. The decrease was mainly due to an impairment on customer relationship intangible without additional new intangible assets.
The Company recognized restructuring expense of $5.3 million during the three months ended March 31, 2017. In connection with the sale of the Banc Home Loans division and additional cost reduction initiatives, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
Other expenses were $8.4 million for the three months ended March 31, 2017, an increase of $4.6 million, or 119.4 percent, from $3.8 million for the three months ended March 31, 2016. The increase was mainly due to increases in loan related expense and reserve for unfunded loan commitments due to the increased loan originations.
Income Tax Expense
For the three months ended March 31, 2017 and 2016, income tax (benefit) expense from consolidated operations was $(948) thousand and $13.3 million, respectively, and the effective tax rate was (5.8) percent and 40.3 percent, respectively. The Company’s effective tax rate was lower in the 2017 period due to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of approximately $8.8 million. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned. For additional information, see Note 11 to Consolidated Financial Statements (unaudited) in this report.

Discontinued Operations
During the three months ended March 31, 2017, the Company completed the sale of the Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and its operating results and financial condition have been presented as discontinued operations in the consolidated financial statements. Certain components of the Company’s Mortgage Banking segment including MSRs on certain conventional government SFR mortgage loans that were not sold as part of the Banc Home Loans sale, and the repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they will continue to be part of the Company’s ongoing operations.
The Banc Home Loans division originated conforming SFR mortgage loans and sold these loans in the secondary market. The amount of net revenue on mortgage banking activities was a function of mortgage loans originated for sale and the fair values of these loans and related derivatives. Net revenue on mortgage banking activities included mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of MSRs.
Interest Income
Interest income of discontinued operations was $3.3 million for the three months ended March 31, 2017, an increase of $88 thousand, or 2.8 percent, from $3.2 million for the three months ended March 31, 2016. The increase was mainly due to an increase in average balance of loans held-for-sale. Average balances of loans held-for-sales were $388.2 million and $363.5 million, respectively, for the three months ended March 31, 2017 and 2016.
Noninterest Income
Noninterest income of discontinued operations was $44.8 million for the three months ended March 31, 2017, an increase of $14.0 million, or 45.6 percent, from $30.8 million for the three months ended March 31, 2016. The increase was mainly due to a net gain on disposal of discontinued operations and an increase in loan servicing income (loss), partially offset by a decrease in net revenue from mortgage banking activities.
Net gain on disposal of discontinued operations was $13.3 million.
Loan servicing income (loss) was $1.6 million for the three months ended March 31, 2017, an increase of $4.6 million, or 150.3 percent, from $(3.1) million for the three months ended March 31, 2016.
Net revenue on mortgage banking activities was $29.4 million for the three months ended March 31, 2017, an decrease of $4.3 million, or 12.6 percent, from $33.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Bank originated $934.6 million and sold $934.1 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $26.3 million and 2.81 percent, respectively, and loan origination fees were $3.2 million for the three months ended March 31, 2017. Included in the net gain is the initial capitalized value of our MSRs, which totaled $7.3 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2017. During the three months ended March 31, 2016, the Bank originated $1.02 billion and sold $976.1 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $29.7 million and 2.90 percent, respectively, and loan origination fees were $4.0 million for the three months ended March 31, 2016. Included in the net gain is the initial capitalized value of our MSRs, which totaled $8.4 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2016.
Noninterest Expense
Noninterest expense of discontinued operations was $34.7 million for the three months ended March 31, 2017, an increase of $4.8 million, or 15.9 percent, from $30.0 million for the three months ended March 31, 2016. The increase was mainly due to a restructuring expense for the three months ended March 31, 2017 and increases in salaries and employee benefits, outside service fees and all other expense, partially offset by decreases in occupancy and equipment and professional fees.
Restructuring expense was $3.2 million for the three months ended March 31, 2017. In connection with the sale of Banc Home Loans division, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
For additional information, see Note 2 to Consolidated Financial Statements (unaudited) in this report.

FINANCIAL CONDITION
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. The Company currently has no investment securities classified as trading. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity.
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB advances, repurchase agreements, certain public funds deposits, and for Federal Reserve Discount Window availability.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities held-to-maturity:
Corporate bonds	$240,304	$254,026	$13,722	$240,090	$253,031	$12,941
Collateralized loan obligations	317,223	318,637	1,414	338,226	339,626	1,400
Commercial mortgage-backed securities	305,742	307,235	1,493	305,918	307,086	1,168
Total securities held-to-maturity	$863,269	$879,898	$16,629	$884,234	$899,743	$15,509
Securities available-for-sale:
SBA loan pool securities	$1,138	$1,145	$7	$1,221	$1,221	$—
Private label residential mortgage-backed securities	121,214	116,757	(4,457)	121,397	117,177	(4,220)
Corporate bonds	19,134	19,144	10	48,574	48,948	374
Collateralized loan obligations	1,489,865	1,502,253	12,388	1,395,094	1,406,869	11,775
Agency mortgage-backed securities	819,800	795,242	(24,558)	830,682	807,273	(23,409)
Total securities available-for-sale	$2,451,151	$2,434,541	$(16,610)	$2,396,968	$2,381,488	$(15,480)
Securities available-for-sale were $2.43 billion at March 31, 2017, an increase of $53.1 million, or 2.2 percent, from $2.38 billion at December 31, 2016. The increase was mainly due to purchases of $472.9 million, partially offset by sales of $375.2 million and principal payments of $10.7 million. Securities available-for-sale had a net unrealized loss of $16.6 million at March 31, 2017, compared to a net unrealized loss of $15.5 million at December 31, 2016. Securities held-to-maturity were $863.3 million and $884.2 million at March 31, 2017 and December 31, 2016, respectively. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings during the three months ended March 31, 2017.
Collateralized loan obligations (CLOs) totaled $1.81 billion and $1.73 billion, respectively, in amortized cost basis at March 31, 2017 and December 31, 2016. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches.
The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At March 31, 2017, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that are Volcker Rule compliant.

The Company did not record OTTI for investment securities for the three months ended March 31, 2017 or 2016. The Company monitors its securities portfolio to ensure it has adequate credit support. As of March 31, 2017, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of March 31, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of March 31, 2017:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	($ in thousands)
Securities held-to-maturity:
Corporate bonds	$—	—%	$15,000	5.00%	$225,304	5.06%	$—	—%	$240,304	5.05%
Collateralized loan obligations	317,223	3.06%	—	—%	—	—%	—	—%	317,223	3.06%
Commercial mortgage-backed securities	—	—%	—	—%	223,691	3.96%	82,051	3.81%	305,742	3.92%
Total securities held-to-maturity	$317,223	3.06%	$15,000	5.00%	$448,995	4.51%	$82,051	3.81%	$863,269	3.92%
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,138	2.69%	$1,138	2.69%
Private label residential mortgage-backed securities	51,384	3.68%	496	3.89%	—	—%	69,334	3.37%	121,214	3.50%
Corporate bonds	—	—%	10,000	7.00%	9,134	5.91%	—	—%	19,134	6.48%
Collateralized loan obligations	1,489,865	3.04%	—	—%	—	—%	—	—%	1,489,865	3.04%
Agency mortgage-backed securities	504	0.86%	7,390	1.56%	—	—%	811,906	2.75%	819,800	2.74%
Total securities available-for-sale	$1,541,753	3.06%	$17,886	4.66%	$9,134	5.91%	$882,378	2.80%	$2,451,151	2.99%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $649.3 million and $704.7 million, respectively, at March 31, 2017 and December 31, 2016. Loans held-for-sale consisted of two components; loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
Loans held-for-sale carried at fair value are mainly conforming SFR mortgage loans originated through the Company's mortgage banking activities. Loans held-for-sale carried at fair value on a consolidated operations basis were $422.1 million and $417.0 million, respectively, at March 31, 2017 and December 31, 2016. The $5.2 million, or 1.2 percent, increase was mainly due to originations of $947.2 million and repurchases of $13.6 million, partially offset by sales of $955.6 million. During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which reflected the Company's Mortgage Banking segment, and determined that the sale of Mortgage Banking segment met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were transferred to Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $420.4 million and $406.3 million, respectively, at March 31, 2017 and December 31, 2016.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans. Loans held-for-sale carried at lower of cost or fair value on a consolidated operations basis was $227.2 million and $287.7 million, respectively, at March 31, 2017 and December 31, 2016. The $60.5 million, or 21.0 percent, decrease was due mainly to sales of $341.1 million and paydowns and amortization of $13.0 million, partially offset by originations of $51.4 million and loans transferred from loans and leases receivable of $242.3 million.
Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$1,585,656	$1,522,960	$62,696	4.1%
Commercial real estate	750,592	729,959	20,633	2.8%
Multi-family	1,449,715	1,365,262	84,453	6.2%
SBA	76,040	73,840	2,200	3.0%
Construction	142,164	125,100	17,064	13.6%
Lease financing	285	379	(94)	(24.8)%
Consumer:
Single family residential mortgage	1,889,390	2,019,161	(129,771)	(6.4)%
Green Loans (HELOC)—first liens	85,665	87,469	(1,804)	(2.1)%
Green Loans (HELOC)—second liens	3,549	3,559	(10)	(0.3)%
Other consumer	122,265	107,063	15,202	14.2%
Total loans and leases	6,105,321	6,034,752	70,569	1.2%
ALLL	(42,736)	(40,444)	(2,292)	5.7%
Loans and leases receivable, net	$6,062,585	$5,994,308	$68,277	1.1%

Seasoned SFR Mortgage Loan Acquisitions
The Company did not purchase any seasoned SFR mortgage loan pools during the three months ended March 31, 2017 or 2016.
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $173.6 million and $152.7 million, respectively at March 31, 2017 and $177.1 million and $155.2 million, respectively, at December 31, 2016. The total unpaid principal balance and carrying value of PCI loans included in these pools were $150.9 million and $131.3 million, respectively at March 31, 2017 and $153.9 million and $133.2 million, respectively, at December 31, 2016.
At March 31, 2017 and December 31, 2016, approximately 4.06 percent and 4.42 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 2.84 percent and 2.39 percent were in bankruptcy or foreclosure, respectively.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company also sells seasoned SFR mortgage loans opportunistically and to appropriately match asset and liability maturities. The Company did not sell any seasoned SFR mortgage loan pools during the three months ended March 31, 2017 or 2016.
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

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2017 and December 31, 2016, the NTM portfolio totaled $818.0 million, or 13.4 percent of the total gross loan portfolio, and $885.1 million, or 14.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio decreased by $67.1 million, or 7.6 percent during the period. The decrease was primarily due to paydowns and amortization of $55.5 million and loans transferred to held-for-sale of $46.9 million, partially offset by originations of $43.1 million of Interest Only loans.
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
Green Loans totaled $89.2 million at March 31, 2017, a decrease of $1.8 million, or 2.0 percent from $91.0 million at December 31, 2016, primarily due to reductions in principal balances and payoffs. At March 31, 2017 and December 31, 2016, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $725.0 million at March 31, 2017, an decrease of $59.4 million, or 7.6 percent, from $784.4 million at December 31, 2016. The decrease was primarily due to paydowns and amortization of $55.5 million and loans transferred to held-for-sale of $46.9 million, partially offset by originations of $43.1 million. As of March 31, 2017 and December 31, 2016, $468 thousand and $467 thousand of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.8 million at March 31, 2017, a decrease of $6.0 million, or 61.1 percent, from $9.8 million as of December 31, 2016. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2017 and December 31, 2016, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the three months ended March 31, 2017, the Company made no curtailment in available commitments on Green Loans.
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

Non-Performing Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

	March 31, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans and leases	16,222	14,942	1,280	8.6%
Total non-performing loans	16,222	14,942	1,280	8.6%
Other real estate owned	3,345	2,502	843	33.7%
Total non-performing assets	$19,567	$17,444	$2,123	12.2%
Performing restructured loans (1)	$4,309	$4,827	$(518)	(10.7)%
Total non-performing loans and leases to total loans and leases	0.27%	0.25%
Total non-performing assets to total assets	0.18%	0.16%
ALLL to non-performing loans and leases	263.44%	270.67%
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
Additional income of approximately $193 thousand would have been recorded during the three months ended March 31, 2017, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
TDR loans consist of the following as of the dates indicated:

	March 31, 2017			December 31, 2016
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Consumer:
Single family residential mortgage	487	2,435	2,922	853	1,440	2,293
Green Loans (HELOC) - first liens	2,237	—	2,237	2,240	—	2,240
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$3,018	$2,435	$5,453	$3,387	$1,440	$4,827

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, the Company uses adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined it appropriate to change from a rolling 28-quarter look-back period to a pegged 36-quarter look-back period. This update to the assumption did not have a material impact. The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle.
The Company has acquired PCI loans through business acquisitions and purchases of seasoned SFR mortgage loan pools. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date to the point where the impairment exceeds the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans to be evaluated for potential impairment. The provision for PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $161 thousand and $104 thousand at March 31, 2017 and December 31, 2016, respectively.
Provision for loan and lease losses was $2.6 million for the three months ended March 31, 2017, an increase of $2.3 million, or 704.7 percent, from $321 thousand for the three months ended March 31, 2016. The increase was mainly due to increases in commercial and industrial loans, construction loans and multi-family loans, partially offset by decreases in SFR mortgage loans and lease financing.

The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	March 31, 2017		December 31, 2016
	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$10,888	$1,585,656	$7,584	$1,522,960
Commercial real estate	4,543	750,592	5,467	729,959
Multi-family	11,029	1,449,715	11,376	1,365,262
SBA	1,146	76,040	939	73,840
Construction	3,018	142,164	2,015	125,100
Lease financing	5	285	6	379
Consumer:
Single family residential mortgage	11,240	1,975,055	12,075	2,106,630
Other consumer	867	125,814	982	110,622
Total	$42,736	$6,105,321	$40,444	$6,034,752

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
ALLL at beginning of period	$40,444	$35,533
Charge-offs:
Commercial and industrial	(250)	—
Commercial real estate	—	—
Multi-family	—	—
SBA	—	—
Construction	—	—
Lease financing	—	(102)
Single family residential mortgage	(81)	—
Other consumer	(26)	—
Total charge-offs	(357)	(102)
Recoveries:
Commercial and industrial	—	—
Commercial real estate	—	—
Multi-family	—	—
SBA	43	31
Construction	—	—
Lease financing	19	61
Single family residential mortgage	1	—
Other consumer	3	1
Total recoveries	66	93
Provision for loan and lease losses	2,583	321
ALLL at end of period	$42,736	$35,845
Average total loans and leases held-for-investment	$6,085,342	$5,234,613
Total loans and leases held-for-investment at end of period	$6,105,321	$5,463,068
Ratios:
Annualized net charge-offs (recoveries) to average total loans and leases held-for-investment	0.02%	0.00%
ALLL to total loans and leases held-for-investment	0.70%	0.66%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	March 31, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$12,518	$10,168	$2,350	23.1%
Collectively evaluated for impairment	5,096,657	4,933,381	163,276	3.3%
Acquired loans not impaired at acquisition
Individually evaluated for impairment	—	2,429	(2,429)	(100.0)%
Collectively evaluated for impairment	834,983	924,993	(90,010)	(9.7)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	877	755	122	16.2%
Collectively evaluated for impairment	20,587	21,200	(613)	(2.9)%
Acquired with deteriorated credit quality	139,699	141,826	(2,127)	(1.5)%
Total loans	$6,105,321	$6,034,752	$70,569	1.2%
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$130	$137	$(7)	(5.1)%
Collectively evaluated for impairment	41,091	38,394	2,697	7.0%
Acquired loans not impaired at acquisition
Individually evaluated for impairment	—	—	—	NM
Collectively evaluated for impairment	1,234	1,703	(469)	(27.5)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	120	106	14	13.2%
Collectively evaluated for impairment	—	—	—	NM
Acquired with deteriorated credit quality	161	104	58	55.8%
Total ALLL	$42,736	$40,444	$2,293	5.7%
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions not impaired at acquisition	$16,275	$17,820	$(1,545)	(8.7)%
Seasoned SFR mortgage loan pools - non-impaired	1,219	1,280	(61)	(4.8)%
Acquired with deteriorated credit quality	21,538	22,454	(916)	(4.1)%
Total discount	$39,032	$41,554	$(2,522)	(6.1)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	1.04%	1.35%	(0.31)%
Collectively evaluated for impairment	0.81%	0.78%	0.03%
Total ALLL	0.81%	0.78%	0.03%
To originated loans and leases and acquired loans not impaired at acquisition
Individually evaluated for impairment	1.04%	1.09%	(0.05)%
Collectively evaluated for impairment	0.71%	0.68%	0.03%
Total ALLL	0.71%	0.69%	0.02%
To total loans and leases:
Individually evaluated for impairment	1.87%	1.82%	0.05%
Collectively evaluated for impairment	0.71%	0.68%	0.03%
Total ALLL	0.70%	0.67%	0.03%

Servicing Rights
Total mortgage and SBA servicing rights were $44.5 million and $77.6 million at March 31, 2017 and December 31, 2016, respectively. The fair value of the MSRs amounted to $42.8 million and $76.1 million and the amortized cost of the SBA servicing rights was $1.6 million and $1.5 million at March 31, 2017 and December 31, 2016, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans.
The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $4.15 billion and $81.4 million, respectively, at March 31, 2017 and $7.58 billion and $74.0 million, respectively, at December 31, 2016. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 1.03 percent and 1.99 percent, respectively, at March 31, 2017 as compared to 1.00 percent and 2.02 percent, respectively, at December 31, 2016.
During the year ended December 31, 2016, the Company entered into a flow-agreement establishing general terms for the purchase and sale to a third party MSR investor in connection with residential mortgage loan sales to GSEs. The flow-agreement allowed the Company to sell its MSRs to a third party MSR investor contemporaneous with the Company’s sales of its servicing retained residential mortgages to the GSEs. Accordingly, entering into the flow-agreement reduced the impact of volatility associated with the Company's MSRs by allowing the Company to sell its MSRs immediately, thus reducing the Company's exposure to market and other conditions. During the three months ended March 31, 2017, the Company suspended sales of MSRs under the flow-agreement. The Company does not expect to resume sales under the flow-agreement as it has discontinued its Mortgage Banking segment operations.
During the three months ended March 31, 2017, the Company sold $37.8 million of MSRs recognized as a part of discontinued operations.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) in this report.

Alternative Energy Partnerships
The Company invests in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits) and other tax benefits. The investment helps promote the development of renewable energy sources and help lower the cost of housing for residents by lowering homeowners’ monthly utility costs.
As the Company’s respective investments in these entities are more than minor, the Company has significant influence, but not control, over the investee’s activities that most significantly impact its economic performance. As a result, the Company is required to apply the equity method of accounting, which generally prescribes applying the percentage ownership interest to the investee’s GAAP net income in order to determine the investor’s earnings or losses in a given period. However, because the liquidation rights, tax credit allocations and other benefits to investors can change upon the occurrence of specified events, application of the equity method based on the underlying ownership percentages would not accurately represent the Company’s investment. As a result, the Company applies the HLBV method of the equity method of accounting.
The HLBV method is a balance sheet approach where a calculation is prepared at each balance sheet date to estimate the amount that the Company would receive if the equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period.
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three months ended March 31, 2017.

Three Months Ended
March 31, 2017
(In thousands)
Balance at beginning of period	$25,639
New funding	30,927
Cash distribution from investments	(251)
Loss on investments using HLBV method	(8,682)
Balance at end of period	$47,633
Unfunded equity commitments	$111,732
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the three months ended March 31, 2017, the Company recognized energy tax credits of $8.8 million offset by $1.5 million of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $3.6 million (based on a current effective tax rate of 41.37 percent which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application.
The HLBV loss for the period is largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 17 to Consolidated Financial Statements (unaudited) in this report.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2017	December 31, 2016	Change	Change
	($ in thousands)
Noninterest-bearing deposits	$1,273,649	$1,282,629	$(8,980)	(0.7)%
Interest-bearing demand deposits	1,998,778	2,048,839	(50,061)	(2.4)%
Money market accounts	2,610,376	2,731,314	(120,938)	(4.4)%
Savings accounts	1,008,218	1,118,175	(109,957)	(9.8)%
Certificates of deposit of under $100,000	1,035,771	1,300,733	(264,962)	(20.4)%
Certificates of deposit of $100,000 through $250,000	235,483	249,502	(14,019)	(5.6)%
Certificates of deposit of more than $250,000	435,418	410,958	24,460	6.0%
Total deposits	$8,597,693	$9,142,150	$(544,457)	(6.0)%
Total deposits were $8.60 billion at March 31, 2017, a decrease of $544.5 million, or 6.0 percent, from $9.14 billion at December 31, 2016. The decrease was mainly due to a planned reduction of brokered deposits and outflows from the Company's private banking and commercial banking business units. Brokered deposits were $2.01 billion at March 31, 2017, a decrease of $236.3 million, or 10.5 percent, from $2.25 billion at December 31, 2016.
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
FHLB advances totaled $1.08 billion and $490.0 million, respectively, and securities sold under repurchase agreements totaled $26.3 million and $0, respectively, at March 31, 2017 and December 31, 2016. The Company also had $68.0 million in outstanding borrowings under an unsecured line of credit with an unaffiliated financial party at March 31, 2017 and December 31, 2016. For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long Term Debt
The Company's long-term debt consists of Senior Notes and Amortizing Notes. For additional information, see Note 10 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q. The following table presents the Company's long term debts as of the dates indicated:

	March 31, 2017		December 31, 2016
	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
	($ in thousands)
Senior Note II, 5.25% per annum	$175,000	$2,259	$175,000	$2,281
Amortizing Note, 7.50% per annum	1,355	6	2,684	25
Total	$176,355	$2,265	$177,684	$2,306
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I, which had an aggregate outstanding principal amount of $84.8 million, at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on the outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure. As of March 31, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $3.2 million and $2.4 million, respectively. The increase was mainly due to an increase in unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$2,385	$2,067
Provision for unfunded loan commitments	833	(739)
Balance at end of period	$3,218	$1,328
Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans was $8.1 million and $8.0 million at March 31, 2017 and December 31, 2016, respectively. This reserve relates to the Company's mortgage banking activities. When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$7,974	$9,700
Provision for loan repurchases	517	379
Utilization of reserve for loan repurchases	(373)	(298)
Balance at end of period	$8,118	$9,781
In addition to the reserve for losses on repurchased loans at March 31, 2017, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved at March 31, 2017.

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
Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits and collect deposits through the wholesale and treasury operations. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. On this basis, at March 31, 2017, the Bank had $221.9 million available to pay dividends to the holding company. At March 31, 2017, Banc of California, Inc. had $122.7 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $409.3 million of cash and cash equivalents, which was 3.7 percent of total assets at March 31, 2017. The Company also maintained $1.1 million of unpledged securities available-for-sale issued by U.S. Treasury and direct government obligations at March 31, 2017, which the Company considers in its assessment of cash and cash equivalents as they are highly liquid. These securities and cash and cash equivalents together represented 3.7 percent of total assets as of March 31, 2017. The Company maintained unpledged investment securities, both available-for-sale and held-to-maturity, of $1.37 billion at March 31, 2017.
At March 31, 2017, the Bank had available unused secured borrowing capacities of $1.80 billion from FHLB and $191.8 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit at the Bank. The Bank also maintained repurchase agreements and $26.3 million of outstanding securities sold under agreements to repurchase at March 31, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
In addition, Banc of California, Inc. maintains a $75.0 million line of credit with an unaffiliated third party financial institution of which $7.0 million was unused and available at March 31, 2017. On April 17, 2017, the Company and the administrative agent and the lender entered into an amendment of the credit agreement that extended the maturity date from April 18, 2017 to July 17, 2017.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of March 31, 2017, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of March 31, 2017:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$314,456	$128,600	$110,938	$29,433	$45,485
Unused lines of credit	952,944	594,943	83,823	174,955	99,223
Standby letters of credit	11,416	7,787	750	2,159	720
Total commitments	$1,278,816	$731,330	$195,511	$206,547	$145,428
FHLB advances	$1,080,000	$930,000	$50,000	$—	$100,000
Securities sold under repurchase agreements	26,320	26,320	—	—	—
Other borrowings	68,000	68,000	—	—	—
Long-term debt	254,474	10,568	18,375	18,375	207,156
Operating and capital lease obligations	39,576	9,650	14,382	8,941	6,603
Certificate of deposits	1,706,672	1,602,415	95,681	7,925	651
Total contractual obligations	$3,175,042	$2,646,953	$178,438	$35,241	$314,410
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the soccer stadium of The Los Angeles Football Club (LAFC) as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. As of March 31, 2017, the Company paid $10.0 million of the commitment.
The Company had unfunded commitments of $335 thousand, $12.2 million, and $111.8 million for Affordable House Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at March 31, 2017, respectively.

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

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2017
Total risk-based capital ratio	13.72%	15.11%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.08%	14.48%	6.00%	8.00%
Common equity tier 1 capital ratio	9.37%	14.48%	4.50%	6.50%
Tier 1 leverage ratio	8.51%	9.43%	4.00%	5.00%
December 31, 2016
Total risk-based capital ratio	13.70%	14.73%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.22%	14.12%	6.00%	8.00%
Common equity tier 1 capital ratio	9.44%	14.12%	4.50%	6.50%
Tier 1 leverage ratio	8.17%	8.71%	4.00%	5.00%
In addition, the Dodd-Frank Act requires publicly-traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. The Dodd-Frank Act Stress Tests (DFAST) stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress test adequately meets these objectives. The board of directors of the Company will be required to review the Company’s policies and procedures at least annually. The Company will be required to report the results of its annual stress tests to the Federal Reserve, and it will be required to consider the results of the Company’s stress tests as part of its capital planning and risk management practices. If a bank holding company fails DFAST when it is a mandatorily compliant, then such failure could result in, for example, restrictions on the Company’s growth, its ability to both pay dividends and repurchase shares.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s economic value of equity and net interest income at March 31, 2017 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	March 31, 2017
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$1,081,133	$(180,198)	(14.3)%	$313,380	$(4,990)	(1.6)%
+100 bp	1,180,283	(81,048)	(6.4)%	316,290	(2,080)	(0.7)%
0 bp	1,261,331			318,370
-100 bp	1,302,136	40,805	3.2%	318,457	87	—%

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
At March 31, 2017, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Following this evaluation, due to the identification of a material weakness in the design and operating effectiveness of our internal control over financial reporting, as previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017. The material weakness was due to an inadequate tone at the top regarding the importance of internal control over financial reporting. This resulted in a failure to appropriately prioritize the Company’s internal control over financial reporting, which has not been sufficient to address new and evolving sources of potential misstatement largely driven by the increased complexity and growth in the size and scale of our business.
Notwithstanding the identified material weakness as of March 31, 2017, related to the Company’s control environment, the Company believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2017, as disclosed in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company completed the sale of its Banc Home Loans division, which represented the Company's Mortgage Banking segment. In connection with the sale, the Company restructured certain aspects of its infrastructure and back office operations to improve efficiency. In addition, various governance enhancements were initiated during the first quarter of 2017 as further described below. These combined initiatives were determined to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We will continue to monitor internal control over financial reporting throughout the process.
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
The Company's Plan to Remediate the Material Weakness
As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, management identified a material weakness in the design and operating effectiveness of our internal control over financial reporting as it relates to our control environment due to an inadequate tone at the top regarding the importance of internal control over financial reporting. Specifically, the Company’s tone at the top did not appropriately prioritize the Company’s internal control over financial reporting which has not been sufficient to address new and evolving sources of potential misstatement largely driven by the increased complexity and growth in the size and scale of the business.

In order to remediate the inadequate tone at the top regarding the importance of internal control over financial reporting, the Company has initiated or will initiate the following steps:

•
We have appointed Robert D. Sznewajs, Chairman of the Joint Audit Committee of the Boards of Directors of the Company and the Bank (the Board), to the position of Chairman of the Board - thereby separating the role of Chairman of the Board and Chief Executive Officer. This followed the resignation of Steven A. Sugarman from the Board and his position of President and Chief Executive Officer

•
We have appointed Douglas H. Bowers as President and Chief Executive Officer of the Company and the Bank, and as a director of the Bank, effective May 8, 2017. Mr. Bowers also was appointed as a director of the Company, with a term planned to commence at the conclusion of the Company's 2017 Annual Meeting of Stockholders. The terms of Mr. Bowers’ employment agreement with the Company require him to resign as a director of the Company and the Bank in the event of the termination of his employment. Mr. Bowers' appointment as President and Chief Executive Officer replaced the interim appointments within the “Office of the CEO/President.” Accordingly, upon the effective date of Mr. Bowers' appointment, Hugh F. Boyle, who had been acting as Interim Chief Executive Officer and Chief Risk Officer, continued to serve as Chief Risk Officer. In addition, J. Francisco A. Turner, who had been acting as Interim President, Interim Chief Financial Officer and Chief Strategy Officer, continued to serve as Interim Chief Financial Officer (the Company’s principal financial officer) and Chief Strategy Officer

•
We have eliminated the lead independent and vice chair roles and appointed new independent Board members, Richard Lashley and W. Kirk Wycoff, to fill the vacancies created by the resignation of Mr. Sugarman and the retirement of Chad T. Brownstein as Vice Chair of the Board. We have also appointed two additional independent directors, Mary A. Curran and Bonnie G. Hill, whose terms are expected to commence at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran and Dr. Hill will add diversity to the Board and broaden the Board’s expertise in risk management and corporate governance

•
We have improved our Disclosure Controls and Procedures by implementing a new Disclosure Controls and Procedure Policy which expands internal approval requirements for public statements, and we revised the Company’s Disclosure Committee charter. In addition, we have enhanced resources related to the Company’s Sarbanes-Oxley program by terminating the Director of Financial Controls and engaging a new Sarbanes-Oxley outsourcing vendor. Our Chief Accounting Officer, who began during the quarter ended September 30, 2016, will oversee the program going forward, which will be subject to monitoring activities performed by the Company’s Internal Audit division

•
We have enhanced the efficiency and transparency of our Board committees by eliminating the Executive and Strategic Committees of the Board, and separating the Compensation and Nominating/Governance Committees into two committees, with one committee focused on compensation-related matters and the other on nominating and corporate governance-related matters

•	We have approved new policies to tighten controls on Outside Business Activities and to add rigor to the review of Related Party Transactions

•	We revised our Public Communications Policy to enhance the level of diligence and review in connection with our public disclosures and external communications

•	We enhanced our Recoupment policy to enable the Board to recover or cancel cash incentive compensation and equity awards

•
We amended the Company’s bylaws to facilitate the submission by stockholders of director nominations and other proposals for future annual meetings, and to conform the majority voting standard for electing directors more closely to the advisory motion approved by stockholders at the 2016 Annual Meeting

•
We will further enhance our risk assessment and monitoring activities by implementing new training activities, hiring additional capable resources, improving our certification and sub-certification quarterly processes, and enhancing our Risk and Fraud Risk assessment processes to ensure appropriate resources and controls are in place to mitigate risks commensurate with the risk assessment

•	We will continue to strengthen our governance and controls by further developing consistent, standardized and repeatable desktop procedures for all significant financial controls and processes
The Company believes the foregoing remedial actions continue to strengthen the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of March 31, 2017, these remediation measures were still ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weakness was fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

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
ITEM 1A - RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
The recently completed sale of our Banc Home Loans division could adversely affect our revenues and profitability.
The sale of our Banc Home Loans division, which we completed on March 30, 2017, involves significant risks, including:

•	diversion of management's attention and resources from other business concerns;

•	the potential loss of key employees as a result of the transaction;

•	the potential loss of customers;

•	a reduced footprint in our key market area of California; and

•	other unanticipated problems.
We may not be able to replace the revenues generated by Banc Home Loans or achieve the cost savings and other efficiencies anticipated from this transaction. The transaction also includes reliance on the purchaser to assist with closing Banc Home Loans’ remaining pipeline through a transition service agreement. Other conditions outside of our control that could impact the Company's future financial results include, but are not limited to, the ability of the purchaser to successfully transition Banc Home Loans personnel. To the extent the purchaser is unable to retain key loan officers, this could negatively affect the future earn-out consideration we receive.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From January 31, 2017 to January 31, 2017	—	$—	—	—
From February 1, 2017 to February 28, 2017	—	$—	—	—
From March 1, 2017 to March 31, 2017	—	$—	—	—
Total	—	$—	—
During the three months ended March 31, 2017, the Company did not purchase any equity securities. On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company's currently outstanding common shares.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended March 31, 2017 related to tax liability sales for employee stock benefit plans.
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
(y)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(aa)

2.8	Asset Purchase Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	(eee)

2.9	Bulk Servicing Rights Purchase and Sale Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	(eee)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(o)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(p)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(q)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(bb)

3.10	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	(mm)

3.11	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	(rr)

3.12	Fourth Amended and Restated Bylaws of the Registrant	(ii)

3.12A	Amendment No. 1 to Fourth Amended and Restated Bylaws of the Registrant	(ww)

3.12B	Amendment No. 2 to Fourth Amended and Restated Bylaws of the Registrant	(xx)

3.12C	Amendment No. 3 to Fourth Amended and Restated Bylaws of the Registrant	(yy)

3.12D	Amendment No. 4 to Fourth Amended and Restated Bylaws of the Registrant	(aaa)

3.12E	Amendment No. 5 to Fourth Amended and Restated Bylaws of the Registrant	(ddd)

4.1	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.2	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(l)

4.3
Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020
(l)

4.4
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
(mm)

4.7	Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association	(ee)

4.8	Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ee)

4.9	First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association relating to the Registrant's 8% Tangible Equity Units due May 15, 2017	(ee)

4.10
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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(pp)

10.22A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and James J. McKinney	(uu)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(ii)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	(ss)

10.24A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	(uu)

10.25	Form Director and Executive Officer Indemnification Agreement	(ss)

10.26	Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and Brian Kuelbs	(uu)

10.27	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc. and Thedora Nickel	(uu)

10.28	Trust Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Evercore Trust Company, N.A., as trustee.	(vv)

10.29	Common Stock Purchase Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust.	(vv)

10.30	Separation Agreement and Release, dated as of February 8, 2017, by and between the Registrant and Chad T. Brownstein	(bbb)

10.31	Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC	(aaa)

10.32
Cooperation Agreement, dated as of March 13, 2017, by and between the Registrant and Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. I, Legion Partners Special Opportunities, L.P. V, Legion Partners, LLC, Legion Partners Holdings, LLC, Bradley S. Vizi, Christopher S. Kiper and Raymond White.
		(ccc)

10.33	Employment Agreement, dated as of April 24, 2017, by and between Banc of California, Inc. and Douglas H. Bowers	(fff)

11.0	Statement regarding computation of per share earnings	(ggg)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Risk Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 12, 2015 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ss)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(tt)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(uu)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(vv)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(ww)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 1, 2016 and incorporated herein by reference.

(xx)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 16, 2016 and incorporated herein by reference.

(yy)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 13, 2017 and incorporated herein by reference.

(zz)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(aaa)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(bbb)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(ccc)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(ddd)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference.

(eee)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.

(fff)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(ggg)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 10, 2017	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2017	/s/ J. Francisco A. Turner
J. Francisco A. Turner
Executive Vice President/Chief Strategy Officer and Interim Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2017	/s/ Hugh F. Boyle
Hugh F. Boyle
Executive Vice President/Chief Risk Officer

Date:	May 10, 2017	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President/Chief Accounting Officer (Principal Accounting Officer)