Form 10-Q
period 2017-06-30
BANC OF CALIFORNIA, INC.
filed 2017-08-09
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of August 2, 2017, the registrant had outstanding 50,014,120 shares of voting common stock and 355,173 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2017

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

iii.
the resignation of our former chief executive officer in the first quarter of 2017 might cause a loss of confidence among certain customers who may withdraw their deposits or terminate their business relationships with us, notwithstanding the hiring of our new chief executive officer;

iv.
our performance may be adversely affected by the management transition resulting from the resignation of our former chief executive officer, notwithstanding the hiring of our new chief executive officer, and the resignation of our former interim chief financial officer in the second quarter of 2017;

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

xxxii.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$16,812	$16,769
Interest-earning deposits in financial institutions	494,378	422,741
Total cash and cash equivalents	511,190	439,510
Time deposits in financial institutions	1,000	1,000
Securities available-for-sale, at fair value	2,915,103	2,381,488
Securities held to maturity, at amortized cost (fair value of $899,743 at December 31, 2016)	—	884,234
Loans held-for-sale, carried at fair value	21,468	10,636
Loans held-for-sale, carried at lower of cost or fair value	257,356	287,382
Loans and leases receivable, net of allowance for loan and lease losses of $42,385 and $40,444 at June 30, 2017 and December 31, 2016, respectively	5,913,952	5,994,308
Federal Home Loan Bank and other bank stock, at cost	63,438	67,842
Servicing rights, net ($42,109 and $38,440 measured at fair value at June 30, 2017 and December 31, 2016, respectively)	43,834	39,936
Other real estate owned, net	3,267	2,502
Premises, equipment, and capital leases, net	143,398	140,917
Bank owned life insurance	103,709	102,512
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	37,605	25,639
Deferred income taxes, net	9,499	9,989
Income tax receivable	14,984	16,009
Other intangible assets, net	11,135	13,617
Other assets	113,534	92,694
Assets of discontinued operations (Note 2)	164,152	482,494
Total assets	$10,365,768	$11,029,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,138,095	$1,282,629
Interest-bearing deposits	6,906,816	7,859,521
Total deposits	8,044,911	9,142,150
Advances from Federal Home Loan Bank	870,000	490,000
Securities sold under repurchase agreements	53,242	—
Other borrowings	—	67,922
Long term debt, net	172,790	175,378
Reserve for loss on repurchased loans	8,028	7,974
Income taxes payable	—	92
Due on unsettled securities purchases	116,090	50,149
Accrued expenses and other liabilities	77,186	81,469
Liabilities of discontinued operations (Note 2)	17,229	34,480
Total liabilities	9,359,476	10,049,614
Commitments and contingent liabilities (Note 19)
Preferred stock	269,071	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 54,074,775 shares issued and 49,991,395 shares outstanding at June 30, 2017; 53,794,322 shares issued and 49,695,299 shares outstanding at December 31, 2016	540	537
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 355,173 shares issued and outstanding at June 30, 2017 and 201,922 shares issued and outstanding December 31, 2016	4	2
Additional paid-in capital	616,251	614,226
Retained earnings	140,331	134,515
Treasury stock, at cost (4,083,380 shares at June 30, 2017 and 4,099,023 shares at December 31, 2016)	(28,786)	(29,070)
Accumulated other comprehensive income (loss), net	8,881	(9,042)
Total stockholders’ equity	1,006,292	980,239
Total liabilities and stockholders’ equity	$10,365,768	$11,029,853
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans and leases, including fees	$69,661	$70,032	$139,168	$133,998
Securities	24,996	19,393	52,235	35,440
Other interest-earning assets	1,783	1,504	3,879	2,553
Total interest and dividend income	96,440	90,929	195,282	171,991
Interest expense
Deposits	14,942	8,385	28,902	16,492
Federal Home Loan Bank advances	2,774	1,966	4,197	3,228
Securities sold under repurchase agreements	180	389	186	549
Long term debt and other interest-bearing liabilities	3,044	2,863	6,016	7,157
Total interest expense	20,940	13,603	39,301	27,426
Net interest income	75,500	77,326	155,981	144,565
Provision for loan and lease losses	2,503	1,769	5,086	2,090
Net interest income after provision for loan and lease losses	72,997	75,557	150,895	142,475
Noninterest income
Customer service fees	1,669	1,173	3,292	2,021
Loan servicing income (loss)	132	(1,935)	2,888	(4,140)
Income from bank owned life insurance	616	580	1,197	1,143
Net gain on sale of securities available-for-sale	1,099	12,824	4,455	29,613
Net gain on sale of loans	983	2,147	5,002	4,342
Loan brokerage income	34	721	1,061	1,622
Gain on sale of subsidiary	—	3,694	—	3,694
Other income	1,174	3,699	2,715	5,801
Total noninterest income	5,707	22,903	20,610	44,096
Noninterest expense
Salaries and employee benefits	33,348	32,745	65,791	66,214
Occupancy and equipment	9,776	9,057	20,444	17,998
Professional fees	11,794	6,426	26,867	12,329
Outside service fees	1,119	2,020	3,002	3,645
Data processing	2,246	2,156	4,425	3,842
Advertising	1,117	1,229	2,842	2,215
Regulatory assessments	1,140	1,879	3,581	3,615
Loss on investments in alternative energy partnerships	9,761	—	18,443	—
Reversal for loan repurchases	(403)	(141)	(728)	(500)
Amortization of intangible assets	1,056	1,322	2,146	2,644
Impairment on intangible assets	—	—	336	—
Restructuring expense	82	—	5,369	—
All other expense	5,283	8,360	13,697	12,195
Total noninterest expense	76,319	65,053	166,215	124,197
Income from continuing operations before income taxes	2,385	33,407	5,290	62,374
Income tax (benefit) expense	(12,753)	13,647	(19,224)	25,308
Income from continuing operations	15,138	19,760	24,514	37,066
Income (loss) from discontinued operations before income taxes (including net gain on disposal of $236 and $13,538 for the three and six months ended June 30, 2017, respectively)	(4,991)	11,390	8,357	15,378
Income tax (benefit) expense	(2,110)	4,622	3,413	6,229
Income (loss) from discontinued operations	(2,881)	6,768	4,944	9,149
Net income	12,257	26,528	29,458	46,215
Preferred stock dividends	5,113	5,114	10,226	9,689
Net income available to common stockholders	$7,144	$21,414	$19,232	$36,526
Basic earnings per common share
Income from continuing operations	$0.20	$0.30	$0.27	$0.60
Income (loss) from discontinued operations	(0.06)	0.14	0.10	0.21
Net income	$0.14	$0.44	$0.37	$0.81
Diluted earnings per common share
Income from continuing operations	$0.20	$0.29	$0.27	$0.59
Income (loss) from discontinued operations	(0.06)	0.14	0.10	0.20
Net income	$0.14	$0.43	$0.37	$0.79
Basic earnings per class B common share
Income from continuing operations	$0.20	$0.30	$0.27	$0.60
Income (loss) from discontinued operations	(0.06)	0.14	0.10	0.21
Net income	$0.14	$0.44	$0.37	$0.81
Diluted earnings per class B common share
Income from continuing operations	$0.20	$0.30	$0.27	$0.60
Income (loss) from discontinued operations	(0.06)	0.14	0.10	0.21
Net income	$0.14	$0.44	$0.37	$0.81
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$12,257	$26,528	$29,458	$46,215
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain arising during the period	6,380	7,442	7,680	23,280
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	12,845	—	12,845	—
Reclassification adjustment for gain included in net income	(642)	(7,594)	(2,602)	(17,602)
Total change in unrealized gain (loss) on available-for-sale securities	18,583	(152)	17,923	5,678
Total other comprehensive income (loss)	18,583	(152)	17,923	5,678
Comprehensive income	$30,840	$26,376	$47,381	$51,893
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
		Voting	Class B Non-Voting					Total
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income:
Net income	—	—	—	—	46,215	—	—	46,215
Other comprehensive income, net	—	—	—	—	—	—	5,678	5,678
Issuance of common stock	—	117	1	174,976	—	—	—	175,094
Issuance of preferred stock	120,255	—	—	—	—	—	—	120,255
Repayment of preferred stock	(41,934)	—	—	—	(66)	—	—	(42,000)
Cash settlement of stock options	—	—	—	(359)	—	—	—	(359)
Stock option compensation expense	—	—	—	297	—	—	—	297
Restricted stock compensation expense	—	—	—	5,394	—	—	—	5,394
Stock appreciation right expense	—	—	—	15	—	—	—	15
Restricted stock surrendered due to employee tax liability	—	(2)	—	(3,386)	—	—	—	(3,388)
Tax effect from stock compensation plan	—	—	—	1,468	—	—	—	1,468
Shares purchased under the Dividend Reinvestment Plan	—	—	—	108	(113)	—	—	(5)
Stock appreciation right dividend equivalents	—	—	—	—	(372)	—	—	(372)
Dividends declared ($0.24 per common share)	—	—	—	—	(11,124)	—	—	(11,124)
Preferred stock dividends	—	—	—	—	(9,689)	—	—	(9,689)
Balance at June 30, 2016	$269,071	$510	$2	$608,303	$88,385	$(29,070)	$2,683	$939,884
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	29,458	—	—	29,458
Other comprehensive income, net	—	—	—	—	—	—	17,923	17,923
Issuance of common stock	—	5	2	(7)	—	—	—	—
Exercise of stock options	—	1	—	(285)	—	284	—	—
Stock option compensation expense	—	—	—	667	—	—	—	667
Restricted stock compensation expense	—	—	—	6,982	—	—	—	6,982
Stock appreciation right expense	—	—	—	42	—	—	—	42
Restricted stock surrendered due to employee tax liability	—	(3)	—	(5,374)	—	—	—	(5,377)
Stock appreciation right dividend equivalents	—	—	—	—	(405)	—	—	(405)
Dividends declared ($0.26 per common share)	—	—	—	—	(13,011)	—	—	(13,011)
Preferred stock dividends	—	—	—	—	(10,226)	—	—	(10,226)
Balance at June 30, 2017	$269,071	$540	$4	$616,251	$140,331	$(28,786)	$8,881	$1,006,292
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,458	$46,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	5,086	2,090
Provision (reversal) for unfunded loan commitments	1,629	(216)
Reversal for loan repurchases	(728)	(500)
Depreciation on premises and equipment	6,420	5,664
Amortization of intangible assets	2,146	2,644
Amortization of debt issuance cost	96	363
Net amortization (accretion) of premium and discount on securities	(505)	709
Net amortization of deferred loan fees and costs	(161)	(379)
Accretion of discounts on purchased loans	(4,222)	(21,096)
Deferred income tax (benefit) expense	(12,271)	1,456
Bank owned life insurance income	(1,197)	(1,143)
Share-based compensation expense	7,691	5,706
Loss on investments in alternative energy partnerships	18,443	—
Impairment on intangible assets	336	—
Debt redemption costs	—	2,737
Net revenue on mortgage banking activities	(43,070)	(77,479)
Net gain on sale of loans	(5,002)	(4,342)
Net gain on sale of securities available for sale	(4,455)	(29,613)
Loss from change of fair value on mortgage servicing rights	6,378	18,717
Loss on sale or disposal of property and equipment	1,035	5
Net gain on disposal of discontinued operations	(13,538)	—
Gain on sale of subsidiary	—	(3,694)
Repurchase of mortgage loans	(53,290)	(18,648)
Originations of loans held for sale from mortgage banking	(1,510,971)	(2,301,125)
Originations of other loans held for sale	(83,815)	(383,841)
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	1,848,535	2,348,055
Proceeds from sales of and principal collected on other loans held for sale	265,510	206,085
Change in accrued interest receivable and other assets	10,288	(35,485)
Change in accrued interest payable and other liabilities	(86,711)	4,526
Net cash provided by (used in) operating activities	383,115	(232,589)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	810,786	3,551,453
Proceeds from maturities and calls of securities available-for-sale	75,804	—
Proceeds from principal repayments of securities available-for-sale	22,958	47,167
Proceeds from maturities and calls of securities held-to-maturity	143,505	—
Purchases of securities available-for-sale	(550,700)	(3,949,717)
Net cash provided by disposal of discontinued operations	55,865	—
Proceeds from sale of subsidiary	—	259
Loan and lease originations and principal collections, net	(467,539)	(939,348)
Purchase of loans and leases	—	(156,258)
Redemption of Federal Home Loan Bank stock	5,300	5,690
Purchase of Federal Home Loan Bank and other bank stock	(896)	(27,774)
Proceeds from sale of loans	409,134	62,927
Proceeds from sale of other real estate owned	1,066	1,007
Proceeds from sale of mortgage servicing rights	—	5
Proceeds from sale of premises and equipment	512	—
Additions to premises and equipment	(12,089)	(15,458)
Payments of capital lease obligations	(516)	(473)
Funding of equity investment	(10,332)	—
Investments in alternative energy partnerships	(30,940)	—
Net cash provided by (used in) investing activities	451,918	(1,420,520)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,097,239)	1,625,871
Net increase in short-term Federal Home Loan Bank advances	330,000	50,000
Repayment of long-term Federal Home Loan Bank advances	(50,000)	(50,000)
Proceeds from long-term Federal Home Loan Bank advances	100,000	—
Net increase in securities sold under repurchase agreements	53,242	—
Net decrease in other borrowings	(68,000)	—
Net proceeds from issuance of common stock	—	175,094
Net proceeds from issuance of preferred stock	—	120,255
Redemption of preferred stock	—	(42,000)
Payment of amortizing debt	(2,684)	(2,492)
Redemption of long term debt	—	(84,750)
Cash settlement of stock options	—	(359)
Restricted stock surrendered due to employee tax liability	(5,377)	(3,388)
Dividend equivalents paid on stock appreciation rights	(404)	(370)
Dividends paid on preferred stock	(10,226)	(9,405)
Dividends paid on common stock	(12,665)	(9,739)
Net cash (used in) provided by financing activities	(763,353)	1,768,717
Net change in cash and cash equivalents	71,680	115,608
Cash and cash equivalents at beginning of period	439,510	156,124
Cash and cash equivalents at end of period	$511,190	$271,732
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$38,673	$26,457
Income taxes paid	8,864	36,404
Income taxes refunds received	14,070	1
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	$1,803	$304
Transfer of loans held-for-investment to loans held-for-sale	547,099	61,410
Transfer of loans held-for-sale to loans held-for-investment	—	7,155
Reclassification of securities held-to-maturity to securities available-for-sale	740,863	—
Equipment acquired under capital leases	70	16
Non-cash consideration received from sale of subsidiary	—	2,896
Receivable on unsettled securities sales	—	10,049
Due on unsettled securities purchases	116,090	89,500
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiary, Banc of California, National Association (the Bank), as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
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
As of June 30, 2017, the Bank had 35 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2017.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations in the consolidated financial statements (see Note 2 for additional information). Unless otherwise indicated, information included in these notes to the consolidated financial statements (unaudited) are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.
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
Transfer of Securities Held-To-Maturity to Securities Available-For-Sale: During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhere to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its securities held-to-maturity to securities available-for-sale which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million. Due to the transfer, the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for the foreseeable future.
Incentive Compensation: At December 31, 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances subsequent to December 31, 2016, was determined to be a change in estimate.
Adopted Accounting Pronouncements: During the six months ended June 30, 2017, the following pronouncement applicable to the Company was adopted:
In March 2016, the FASB issued Accounting Standard Update (ASU) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This Update was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies, income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. ASU 2016-09 is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements. See Note 11 for additional information.

NOTE 2 – SALES OF SUBSIDIARY AND BUSINESS UNITS
The Palisades Group Sale
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group, a wholly owned subsidiary of the Company, to an entity wholly owned by Stephen Kirch and Jack Macdowell, the then-acting Chief Executive Officer and Chief Investment Officer of The Palisades Group, respectively. As part of the sale, The Palisades Group issued to the Company a 10 percent, $5.0 million note due May 5, 2018 (the Note). The Company recognized a gain on sale of subsidiary of $3.7 million on its Consolidated Statements of Operations for the three months ended June 30, 2016.
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
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling residential mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency residential mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional government single family residential (SFR) mortgage loans that were not sold as part of the Banc Home Loans sale and the repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they will continue to be part of the Company’s ongoing operations.
The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon closing of the transaction. Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. The Company did not recognize any earn-out during the three months ended June 30, 2017.

Caliber retains an option to buy out the future earn-out payable to the Company in exchange for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber makes the payment of the buyout amount. Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The transaction resulted in a net gain of disposal of $13.5 million.
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
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

Six Months Ended
June 30, 2017
(In thousands)
Proceeds from the transaction	$63,068
Compensation expense related to the transaction	(3,500)
Other transaction costs	(3,703)
Net cash proceeds	55,865
Book value of certain assets sold	(2,455)
MSRs sold	(37,772)
Goodwill	(2,100)
Net gain on disposal	$13,538
The following tables present the financial information of discontinued operations as of the dates or for the periods indicated:
Statements of Financial Condition of Discontinued Operations

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Loans held-for-sale, carried at fair value (1)	$160,171	$406,338
Loans held-for-sale, carried at lower of cost or fair value	651	295
Servicing rights carried at fair value	—	37,681
Premises, equipment, and capital leases, net	—	2,700
Goodwill	—	2,100
Other assets	3,330	33,380
Assets of discontinued operations	$164,152	$482,494
LIABILITIES
Accrued expenses and other liabilities (1)	$17,229	$34,480
Liabilities of discontinued operations	$17,229	$34,480

(1)
Includes $12.2 million and $16.5 million of GNMA loans, respectively, that are delinquent more than 90 days and subject to a repurchase option by the Company at June 30, 2017 and December 31, 2016. As such, the Company is deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability recognized in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

Statements of Operations of Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Interest income
Loans, including fees	$2,796	$3,711	$6,062	$6,889
Total interest income	2,796	3,711	6,062	6,889
Noninterest income
Net gain on disposal	236	—	13,538	—
Loan servicing income (loss)	—	(1,412)	1,551	(4,495)
Net revenue on mortgage banking activities	13,636	43,795	43,070	77,479
Loan brokerage income	68	38	158	11
All other income	170	280	594	472
Total noninterest income	14,110	42,701	58,911	73,467
Noninterest expense
Salaries and employee benefits	13,593	28,277	37,968	51,991
Occupancy and equipment	1,038	2,886	3,395	5,685
Professional fees	2,090	337	2,192	646
Outside Service Fees	3,249	1,166	5,613	2,604
Data processing	63	682	527	1,190
Advertising	449	1,177	1,282	2,018
Restructuring expense	297	—	3,515	—
All other expenses	1,118	497	2,124	844
Total noninterest expense	21,897	35,022	56,616	64,978
Income (loss) from discontinued operations before income taxes	(4,991)	11,390	8,357	15,378
Income tax (benefit) expense	(2,110)	4,622	3,413	6,229
Income (loss) from discontinued operations	$(2,881)	$6,768	$4,944	$9,149
Statements of Cash Flows of Discontinued Operations

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	250,170	(40,150)
Net cash provided by investing activities	55,865	—
Net cash provided by (used in) discontinued operations	306,035	(40,150)

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include Small Business Administration (SBA) loan pool securities, U.S. government sponsored enterprise (GSE) and U.S. government agency mortgage-backed securities, Non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at June 30, 2017 or December 31, 2016.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of Ginnie Mae loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Therefore, loans held-for-sale subjected to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased out of Ginnie Mae loan pools, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale:
SBA loan pools securities	$1,149	$—	$1,149	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	496,805	—	496,805	—
Non-agency residential mortgage-backed securities	951	—	951	—
Non-agency commercial mortgage-backed securities	310,118	—	310,118	—
Collateralized loan obligations	1,847,370	—	1,847,370	—
Corporate debt securities	258,710	—	258,710	—
Loans held-for-sale, carried at fair value (1)	181,639	—	108,094	73,545
Mortgage servicing rights (2)	42,109	—	—	42,109
Derivative assets:
Interest rate lock commitments (3)	841	—	841	—
Mandatory forward commitments (3)	201	—	201	—
Interest rate swaps and caps (4)	1,075	—	1,075	—
Foreign exchange contracts (4)	—	—	—	—
Liabilities
Derivative liabilities:
Interest rate lock commitments (5)	—	—	—	—
Mandatory forward commitments (5)	762	—	762	—
Interest rate swaps and caps (6)	1,094	—	1,094	—
Foreign exchange contracts (6)	—	—	—	—

(1)
Includes loans held-for-sale carried at fair value of $160.2 million ($108.1 million at Level 2 and $52.1 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net in the Consolidated Statements of Financial Condition

(3)	Included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition

(4)	Included in Other Assets in the Consolidated Statements of Financial Condition

(5)	Included in Liabilities of Discontinued Operations in the Consolidated Statements of Financial Condition

(6)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale:
SBA loan pools securities	$1,221	$—	$1,221	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	807,273	—	807,273	—
Non-agency residential mortgage-backed securities	117,177	—	117,177	—
Collateralized loan obligations	1,406,869	—	1,406,869	—
Corporate debt securities	48,948	—	48,948	—
Loans held-for-sale, carried at fair value (1)	416,974	—	358,714	58,260
Mortgage servicing rights (2)	76,121	—	—	76,121
Derivative assets
Interest rate lock commitments (3)	8,317	—	8,317	—
Mandatory forward commitments (3)	8,897	—	8,897	—
Interest rate swaps and caps (4)	707	—	707	—
Foreign exchange contracts (4)	47	—	47	—
Liabilities
Derivative liabilities
Interest rate lock commitments (5)	231	—	231	—
Mandatory forward commitments (5)	1,212	—	1,212	—
Interest rate swaps and caps (6)	655	—	655	—
Foreign exchange contracts (6)	18	—	18	—

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

(4)	Included in Other Assets in the Consolidated Statements of Financial Condition

(5)	Included in Liabilities of Discontinued Operations in the Consolidated Statements of Financial Condition

(6)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Mortgage servicing rights (1)
Balance at beginning of period	$42,833	$48,370	$76,121	$49,939
Transfers in and (out) of Level 3 (2)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(3,035)	(5,831)	(3,079)	(14,032)
Additions	3,751	12,766	11,552	21,348
Sales, paydowns, and other (3)	(1,440)	(2,738)	(42,485)	(4,688)
Balance at end of period	$42,109	$52,567	$42,109	$52,567
Loans Repurchased from Ginnie Mae Loan Pools (4)
Balance at beginning of period	$66,701	$26,580	$58,260	$18,291
Transfers in and (out) of Level 3 (2)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	6	95	15	142
Additions	17,935	11,277	35,231	21,103
Sales, settlements, and other	(11,097)	(3,701)	(19,961)	(5,285)
Balance at end of period	$73,545	$34,251	$73,545	$34,251

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $0 and $22.3 million, respectively, for the three months ended June 30, 2017 and 2016 and $37.7 million and $23.0 million, respectively, for the six months ended June 30, 2017 and 2016 in balance at beginning of period, and $0 and $24.4 million, respectively, for the three and six months ended June 30, 2017 and 2016 in balance at end of period

(2)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer

(3)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the six month ended June 30, 2017

(4)
Includes loans repurchased from Ginnie Mae Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $66.7 million and $26.6 million, respectively, for the three months ended June 30, 2017 and 2016 and $58.3 million and $18.3 million, respectively, for the six months ended June 30, 2017 and 2016 in balance at beginning of period, and $52.1 million and $34.3 million, respectively, for the three and six months ended June 30, 2017 and 2016 in balance at end of period

Loans repurchased from Ginnie Mae Loan pools had aggregate unpaid principal balances of $73.8 million and $58.3 million at June 30, 2017 and December 31, 2016, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at June 30, 2017 and December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
June 30, 2017
Mortgage servicing rights	$42,109	Discounted cash flow	Discount rate	9.25% to 15.00% (10.98%)
			Prepayment rate	7.01% to 38.79% (14.19%)
December 31, 2016
Mortgage servicing rights (1)	$76,121	Discounted cash flow	Discount rate	9.11% to 15.00% (10.18%)
			Prepayment rate	7.00% to 39.90% (11.84%)

(1)	Includes $37.7 million of MSRs of discontinued operations
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at June 30, 2017 and December 31, 2016 included an expected loss rate of 1.55 percent. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

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
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	June 30, 2017			December 31, 2016
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$21,468	$21,748	$(280)	$10,636	$10,606	$30
Nonaccrual loans	17,935	18,201	(266)	—	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$160,171	$158,383	$1,788	$406,338	$397,283	$9,055
Nonaccrual loans	43,674	44,202	(528)	54,151	54,824	(673)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net gains from fair value changes
Net gain on sale of loans (continuing operations)	$2	$26	$8	$26
Net revenue on mortgage banking activities (discontinued operations)	2,459	14,941	2,373	14,976
Changes in fair value due to instrument-specific credit risk were insignificant for the three and six months ended June 30, 2017 and 2016. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations in the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held-to-maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any securities classified as held-to-maturity at June 30, 2017, and the Company did not have any OTTI on securities held-to-maturity at December 31, 2016.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the lower of cost or fair value at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $0 and $9 thousand for the three months ended June 30, 2017 and 2016, respectively, and $9 thousand for the six months ended June 30, 2017 and 2016 in All Other Expense in the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Assets
Impaired loans:
Single family residential mortgage	$2,997	$—	$—	$2,997
Other real estate owned:
Single family residential	87	—	—	87
December 31, 2016
Assets
Impaired loans:
Single family residential mortgage	$2,956	$—	$—	$2,956
Other real estate owned:
Single family residential	2,502	—	—	2,502
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Impaired loans:
Single family residential mortgage	$—	$(149)	$—	$149
Construction	(29)	—	(29)	—
Other real estate owned:
Single family residential	36	(2)	28	35

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2017
Financial assets
Cash and cash equivalents	$511,190	$511,190	$—	$—	$511,190
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,915,103	—	2,915,103	—	2,915,103
Federal Home Loan Bank and other bank stock	63,438	—	63,438	—	63,438
Loans held-for-sale (1)	439,646	—	375,846	73,545	449,391
Loans and leases receivable, net of ALLL	5,913,952	—	—	5,935,717	5,935,717
Accrued interest receivable	34,975	34,975	—	—	34,975
Derivative assets	2,117	—	2,117	—	2,117
Financial liabilities
Deposits	8,044,911	—	—	7,834,328	7,834,328
Advances from Federal Home Loan Bank	870,000	—	872,288	—	872,288
Securities sold under repurchase agreements	53,242	—	53,242	—	53,242
Long term debt	172,790	—	176,797	—	176,797
Derivative liabilities	1,856	—	1,856	—	1,856
Accrued interest payable	4,731	4,731	—	—	4,731
December 31, 2016
Financial assets
Cash and cash equivalents	$439,510	$439,510	$—	$—	$439,510
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,381,488	—	2,381,488	—	2,381,488
Securities held-to-maturity	884,234	—	899,743	—	899,743
Federal Home Loan Bank and other bank stock	67,842	—	67,842	—	67,842
Loans held-for-sale (2)	704,651	—	652,928	58,260	711,188
Loans and leases receivable, net of ALLL	5,994,308	—	—	5,999,791	5,999,791
Accrued interest receivable	36,382	36,382	—	—	36,382
Derivative assets	17,968	—	17,968	—	17,968
Financial liabilities
Deposits	9,142,150	—	—	8,908,406	8,908,406
Advances from Federal Home Loan Bank	490,000	—	490,351	—	490,351
Other borrowings	67,922	—	68,000	—	68,000
Long term debt	175,378	—	174,006	—	174,006
Derivative liabilities	2,116	—	2,116	—	2,116
Accrued interest payable	4,114	4,114	—	—	4,114

(1)	Includes loans held-for-sale carried at fair value of $160.2 million ($108.1 million at Level 2 and $52.1 million at Level 3) of discontinued operations

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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
Securities available-for-sale:
SBA loan pool securities	$1,138	$11	$—	$1,149
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	513,698	9	(16,902)	496,805
Non-agency residential mortgage-backed securities	936	17	(2)	951
Non-agency commercial mortgage-backed securities	305,552	5,287	(721)	310,118
Collateralized loan obligations	1,836,302	12,062	(994)	1,847,370
Corporate debt securities	242,273	16,477	(40)	258,710
Total securities available-for-sale	$2,899,899	$33,863	$(18,659)	$2,915,103
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$305,918	$2,949	$(1,781)	$307,086
Collateralized loan obligations	338,226	1,461	(61)	339,626
Corporate debt securities	240,090	13,032	(91)	253,031
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$1,221
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	830,682	9	(23,418)	807,273
Non-agency residential mortgage-backed securities	121,397	18	(4,238)	117,177
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Corporate debt securities	48,574	482	(108)	48,948
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhere to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its securities held-to-maturity to securities available-for-sale which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million. Due to the transfer, the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for the foreseeable future.
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

	June 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—
One to five years	15,000	15,206
Five to ten years	227,273	243,504
Greater than ten years	—	—
Collateralized loan obligations, SBA loan pool securities, and mortgage-backed securities	2,657,626	2,656,393
Total	$2,899,899	$2,915,103
At June 30, 2017 and December 31, 2016, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$1,099	$12,825	$4,455	$29,618
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	(5)
Net realized gains on sales and calls of securities available-for-sale	$1,099	$12,825	$4,455	$29,613
Proceeds from sales and calls of securities available-for-sale	$475,586	$1,304,032	$886,590	$3,551,453
Tax expense on sales and calls of securities available-for-sale	$457	$5,231	$1,853	$12,011
Investment securities with carrying values of $767.1 million and $581.8 million as of June 30, 2017 and December 31, 2016, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreements, and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$493,291	$(16,854)	$2,742	$(48)	$496,033	$(16,902)
Non-agency residential mortgage-backed securities	111	(1)	154	(1)	265	(2)
Non-agency commercial mortgage-backed securities	56,563	(721)	—	—	56,563	(721)
Collateralized loan obligations	344,724	(994)	—	—	344,724	(994)
Corporate debt securities	1,723	(40)	—	—	1,723	(40)
Total securities available-for-sale	$896,412	$(18,610)	$2,896	$(49)	$899,308	$(18,659)
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$60,221	$(1,781)	$—	$—	$60,221	$(1,781)
Collateralized loan obligation	10,056	(6)	56,095	(55)	66,151	(61)
Corporate debt securities	9,907	(91)	—	—	9,907	(91)
Total securities held-to-maturity	$80,184	$(1,878)	$56,095	$(55)	$136,279	$(1,933)
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$—	$1,221	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	805,803	(23,410)	760	(8)	806,563	(23,418)
Non-agency residential mortgage-backed securities	116,216	(4,238)	230	—	116,446	(4,238)
Collateralized loan obligations	187,592	(674)	—	—	187,592	(674)
Corporate debt securities	—	—	3,530	(108)	3,530	(108)
Total securities available-for-sale	$1,110,832	$(28,322)	$4,520	$(116)	$1,115,352	$(28,438)

The Company did not record OTTI for investment securities for the three and six months ended June 30, 2017 or 2016. At June 30, 2017, the Company’s securities available-for-sale portfolio consisted of 223 securities, 61 of which were in an unrealized loss position. At December 31, 2016, the Company’s securities available-for-sale portfolio consisted of 161 securities, 59 of which were in an unrealized loss position and securities held-to-maturity consisted of 87 securities, 15 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of June 30, 2017, the Company believed there was no OTTI and did not have the intent to sell these securities and, for securities with fair value below amortized cost at June 30, 2017, it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of June 30, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.
NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	PCI Loans	Total Loans and Leases Receivable
	($ in thousands)
June 30, 2017
Commercial:
Commercial and industrial	$—	$1,560,264	$1,560,264	$652	$1,560,916
Commercial real estate	—	715,650	715,650	1,121	716,771
Multi-family	—	1,545,888	1,545,888	—	1,545,888
SBA	—	74,726	74,726	2,528	77,254
Construction	—	156,246	156,246	—	156,246
Lease financing	—	173	173	—	173
Consumer:
Single family residential mortgage	686,998	1,009,041	1,696,039	—	1,696,039
Green Loans (HELOC) - first liens	82,497	—	82,497	—	82,497
Green Loans (HELOC) - second liens	3,542	—	3,542	—	3,542
Other consumer	—	117,011	117,011	—	117,011
Total loans and leases	$773,037	$5,178,999	$5,952,036	$4,301	$5,956,337
Allowance for loan and lease losses					(42,385)
Loans and leases receivable, net					$5,913,952
December 31, 2016
Commercial:
Commercial and industrial	$—	$1,518,200	$1,518,200	$4,760	$1,522,960
Commercial real estate	—	728,777	728,777	1,182	729,959
Multi-family	—	1,365,262	1,365,262	—	1,365,262
SBA	—	71,168	71,168	2,672	73,840
Construction	—	125,100	125,100	—	125,100
Lease financing	—	379	379	—	379
Consumer:
Single family residential mortgage	794,120	1,091,829	1,885,949	133,212	2,019,161
Green Loans (HELOC) - first liens	87,469	—	87,469	—	87,469
Green Loans (HELOC) - second liens	3,559	—	3,559	—	3,559
Other consumer	—	107,063	107,063	—	107,063
Total loans and leases	$885,148	$5,007,778	$5,892,926	$141,826	$6,034,752
Allowance for loan and lease losses					(40,444)
Loans and leases receivable, net					$5,994,308

Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2017 and December 31, 2016, the NTM loans totaled $773.0 million, or 13.0 percent of total loans and leases, and $885.1 million, or 14.7 percent of total loans and leases, respectively. The total NTM portfolio decreased by $112.1 million, or 12.7 percent, during the six months ended June 30, 2017.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2017			December 31, 2016
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	102	$82,497	10.7%	107	$87,469	9.9%
Interest-only - first liens	432	683,246	88.3%	522	784,364	88.6%
Negative amortization	11	3,752	0.5%	22	9,756	1.1%
Total NTM - first liens	545	769,495	99.5%	651	881,589	99.6%
Green Loans (HELOC) - second liens	12	3,542	0.5%	12	3,559	0.4%
Total NTM - second liens	12	3,542	0.5%	12	3,559	0.4%
Total NTM loans	557	$773,037	100.0%	663	$885,148	100.0%
Total loans and leases		$5,956,337			$6,034,752
% of NTM to total loans and leases		13.0%			14.7%
Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15-year balloon payment due at maturity. At June 30, 2017 and December 31, 2016, Green Loans totaled $86.0 million and $91.0 million, respectively. At June 30, 2017 and December 31, 2016, none of the Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value (LTV) ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At June 30, 2017 and December 31, 2016, interest only loans totaled $683.2 million and $784.4 million, respectively. As of June 30, 2017 and December 31, 2016, $0 and $467 thousand of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.8 million and $9.8 million at June 30, 2017 and December 31, 2016, respectively. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2017 and December 31, 2016, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
NTM Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at June 30, 2017 by FICO scores that were obtained during the quarter ended June 30, 2017, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2016:

	June 30, 2017
	By FICO Scores Obtained During the Quarter Ended June 30, 2017			By FICO Scores Obtained During the Quarter Ended December 31, 2016			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	13	$8,737	10.6%	16	$9,258	11.2%	(3)	$(521)	(0.6)%
700-799	56	41,588	50.4%	50	38,702	46.9%	6	2,886	3.5%
600-699	24	23,343	28.3%	28	27,330	33.1%	(4)	(3,987)	(4.8)%
<600	2	3,422	4.1%	1	1,800	2.2%	1	1,622	1.9%
No FICO	7	5,407	6.6%	7	5,407	6.6%	—	—	—%
Totals	102	$82,497	100.0%	102	$82,497	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below presents the Company’s SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
June 30, 2017
< 61%	55	$45,809	55.5%	185	$330,235	48.3%	8	$2,688	71.6%	248	$378,732	49.2%
61-80%	39	30,942	37.5%	230	327,107	47.9%	3	1,064	28.4%	272	359,113	46.7%
81-100%	8	5,746	7.0%	17	25,904	3.8%	—	—	—%	25	31,650	4.1%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	102	$82,497	100.0%	432	$683,246	100.0%	11	$3,752	100.0%	545	$769,495	100.0%
December 31, 2016
< 61%	45	$39,105	44.7%	196	$336,744	42.9%	16	$7,043	72.2%	257	$382,892	43.4%
61-80%	52	41,732	47.7%	306	434,269	55.4%	6	2,713	27.8%	364	478,714	54.3%
81-100%	10	6,632	7.6%	8	8,828	1.1%	—	—	—%	18	15,460	1.8%
> 100%	—	—	—%	12	4,523	0.6%	—	—	—%	12	4,523	0.5%
Total	107	$87,469	100.0%	522	$784,364	100.0%	22	$9,756	100.0%	651	$881,589	100.0%

Allowance for Loan and Lease Losses
The Company has established credit risk management processes that include regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees that may not be able to meet the contractual requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partial or full charge-off. The Company maintains the ALLL at a level that is considered adequate to cover the estimated and known inherent risks in the loan and lease portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At June 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $4.0 million and $2.4 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined it appropriate to change from a rolling 28-quarter look-back period to a pegged 36-quarter look-back period. The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle. Accordingly, as of June 30, 2017, the Company's look-back-period was extended to 37-quarters. During the three months ended June 30, 2017, the Company further enhanced the methodology of measuring qualitative reserves and updated loan segmentation. These updates were designed to be more systematic, transparent, and repeatable. These updates did not have a material impact.
The determination of the amount of the ALLL and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and considers known relevant internal and external factors that affect collectability when determining the appropriate level for the ALLL. Additions to the ALLL are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged off against the ALLL. Recoveries of previously charged off amounts, if any, are credited to the ALLL.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$42,736	$35,845	$40,444	$35,533
Loans and leases charged off	(2,898)	(772)	(3,255)	(874)
Recoveries of loans and leases previously charged off	44	641	110	734
Provision for loan and lease losses	2,503	1,769	5,086	2,090
Balance at end of period	$42,385	$37,483	$42,385	$37,483

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and six months ended June 30, 2017:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at March 31, 2017	$10,888	$4,543	$11,029	$1,146	$3,018	$5	$11,240	$867	$42,736
Charge-offs	(132)	(113)	—	(293)	(29)	—	(2,331)	—	(2,898)
Recoveries	—	—	—	31	—	10	—	3	44
Provision	(261)	696	(343)	200	(15)	(12)	2,100	138	2,503
Balance at June 30, 2017	$10,495	$5,126	$10,686	$1,084	$2,974	$3	$11,009	$1,008	$42,385
Balance at December 31, 2016	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Charge-offs	(382)	(113)	—	(293)	(29)	—	(2,412)	(26)	(3,255)
Recoveries	—	—	—	74	—	29	1	6	110
Provision	3,293	(228)	(690)	364	988	(32)	1,345	46	5,086
Balance at June 30, 2017	$10,495	$5,126	$10,686	$1,084	$2,974	$3	$11,009	$1,008	$42,385
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$424	$—	$424
Collectively evaluated for impairment	10,495	5,121	10,686	1,065	2,974	3	10,585	1,008	41,937
Acquired with deteriorated credit quality	—	5	—	19	—	—	—	—	24
Total ending ALLL balance	$10,495	$5,126	$10,686	$1,084	$2,974	$3	$11,009	$1,008	$42,385
Loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$9,971	$873	$10,844
Collectively evaluated for impairment	1,560,264	715,650	1,545,888	74,726	156,246	173	1,768,565	119,680	5,941,192
Acquired with deteriorated credit quality	652	1,121	—	2,528	—	—	—	—	4,301
Total ending loan balances	$1,560,916	$716,771	$1,545,888	$77,254	$156,246	$173	$1,778,536	$120,553	$5,956,337

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and six months ended June 30, 2016:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at March 31, 2016	$6,046	$3,969	$6,484	$906	$1,520	$2,610	$13,270	$1,040	$35,845
Charge-offs	(137)	—	—	—	—	(479)	(149)	(7)	(772)
Recoveries	—	371	—	245	—	24	—	1	641
Provision	2,095	(786)	430	(454)	157	385	22	(80)	1,769
Balance at June 30, 2016	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$37,483
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$35,533
Charge-offs	(137)	—	—	—	—	(581)	(149)	(7)	(874)
Recoveries	—	371	—	276	—	85	—	2	734
Provision	2,291	(1,069)	902	(262)	147	841	(562)	(198)	2,090
Balance at June 30, 2016	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$37,483
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$1,346	$—	$1,346
Collectively evaluated for impairment	7,947	3,543	6,914	678	1,677	2,540	11,780	954	36,033
Acquired with deteriorated credit quality	57	11	—	19	—	—	17	—	104
Total ending ALLL balance	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$37,483
Loans:
Individually evaluated for impairment	$3,470	$271	$—	$—	$—	$—	$34,813	$294	$38,848
Collectively evaluated for impairment	1,298,486	721,510	1,147,597	62,634	86,852	228,663	1,780,366	119,915	5,446,023
Acquired with deteriorated credit quality	4,910	3,326	—	2,843	—	—	740,165	—	751,244
Total ending loan balances	$1,306,866	$725,107	$1,147,597	$65,477	$86,852	$228,663	$2,555,344	$120,209	$6,236,115

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs and any purchase premium or discount.

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	ALLL	Unpaid Principal Balance	Recorded Investment	ALLL
	(In thousands)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$2,478	$2,429	$—
Consumer:
Single family residential mortgage	6,525	6,550	—	8,865	8,887	—
Other consumer	873	873	—	294	294	—
With an ALLL recorded:
Consumer:
Single family residential mortgage	3,402	3,421	424	1,772	1,742	243
Total	$10,800	$10,844	$424	$13,409	$13,352	$243
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
June 30, 2017
Commercial:
Construction	$—	$—	$—	$764	$—	$—
Consumer:
Single family residential mortgage	9,985	42	46	10,520	85	89
Other consumer	878	2	2	884	4	3
Total	$10,863	$44	$48	$12,168	$89	$92
June 30, 2016
Commercial:
Commercial and industrial	$3,500	$55	$55	$4,048	$118	$143
Commercial real estate	285	14	14	295	24	24
Consumer:
Single family residential mortgage	34,963	309	298	34,644	595	563
Other consumer	294	2	3	294	4	5
Total	$39,042	$380	$370	$39,281	$741	$735

Nonaccrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	June 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $31 at June 30, 2017 and $0 at December 31, 2016	—	9,064	9,064	467	14,475	14,942
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	June 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$1,207	$1,207	$—	$3,544	$3,544
SBA	—	603	603	—	619	619
Lease financing	—	65	65	—	109	109
Consumer:
Single family residential mortgage	—	6,387	6,387	467	9,820	10,287
Other consumer	—	802	802	—	383	383
Total nonaccrual loans and leases	$—	$9,064	$9,064	$467	$14,475	$14,942
Loans in Process of Foreclosure
At June 30, 2017 and December 31, 2016, SFR mortgage loans of $0 and $2.2 million, respectively, were in the process of foreclosure.

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2017, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	June 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$661	$—	$—	$661	$686,337	$686,998
Green Loans (HELOC) - first liens	498	—	—	498	81,999	82,497
Green Loans (HELOC) - second liens	—	—	—	—	3,542	3,542
Total NTM loans	1,159	—	—	1,159	771,878	773,037
Traditional loans and leases:
Commercial:
Commercial and industrial	1,810	7,711	686	10,207	1,550,057	1,560,264
Commercial real estate	—	—	—	—	715,650	715,650
Multi-family	—	—	—	—	1,545,888	1,545,888
SBA	—	559	493	1,052	73,674	74,726
Construction	—	—	—	—	156,246	156,246
Lease financing	—	—	65	65	108	173
Consumer:
Single family residential mortgage	10,165	—	5,262	15,427	993,614	1,009,041
Other consumer	1,788	113	2	1,903	115,108	117,011
Total traditional loans and leases	13,763	8,383	6,508	28,654	5,150,345	5,178,999
PCI loans:
Commercial:
Commercial and industrial	—	—	147	147	505	652
Commercial real estate	—	—	—	—	1,121	1,121
SBA	297	46	660	1,003	1,525	2,528
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Total PCI loans	297	46	807	1,150	3,151	4,301
Total	$15,219	$8,429	$7,315	$30,963	$5,925,374	$5,956,337

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
TDR loans consist of the following as of the dates indicated:

	June 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Consumer:
Single family residential mortgage	482	2,694	3,176	853	1,440	2,293
Green Loans (HELOC) - first liens	2,234	—	2,234	2,240	—	2,240
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$3,010	$2,694	$5,704	$3,387	$1,440	$4,827
The Company did not have any commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2017 or December 31, 2016.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Six Months Ended
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
June 30, 2017
Consumer:
Single family residential mortgage	1	$1,150	$1,160	3	$2,416	$2,433
Total	1	$1,150	$1,160	3	$2,416	$2,433
June 30, 2016
Consumer:
Single family residential mortgage	3	$470	$470	40	$9,548	$9,548
Total	3	$470	$470	40	$9,548	$9,548
The following table summarizes the TDRs by modification type for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
June 30, 2017
Consumer:
Single family residential mortgage	1	$1,160	—	$—	—	$—	1	$1,160
Total	1	$1,160	—	$—	—	$—	1	$1,160
June 30, 2016
Consumer:
Single family residential mortgage	2	$401	—	$—	1	$69	3	$470
Total	2	$401	—	$—	1	$69	3	$470
The following table summarizes the TDRs by modification type for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
June 30, 2017
Consumer:
Single family residential mortgage	2	$1,290	1	$1,143	—	$—	3	$2,433
Total	2	$1,290	1	$1,143	—	$—	3	$2,433
June 30, 2016
Consumer:
Single family residential mortgage	34	$8,622	4	$780	2	$146	40	$9,548
Total	34	$8,622	4	$780	2	$146	40	$9,548
For the three and six months ended June 30, 2017, there was no and one loan, respectively, with a principal balance of $0 and $124 thousand, respectively, that was modified as a TDR during the past 12 months that had payment defaults during the period. For the three and six months ended June 30, 2016, there were one and three loans, respectively, with an aggregate principal balance of $110 thousand and $518 thousand, respectively, that were modified as TDRs during the past 12 months that had payment defaults during the period.

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

The following table presents the risk categories for total loans and leases as of June 30, 2017:

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$686,998	$—	$—	$—	$—	$686,998
Green Loans (HELOC) - first liens	82,497	—	—	—	—	82,497
Green Loans (HELOC) - second liens	3,542	—	—	—	—	3,542
Total NTM loans	773,037	—	—	—	—	773,037
Traditional loans and leases:
Commercial:
Commercial and industrial	1,545,120	12,522	2,550	72	—	1,560,264
Commercial real estate	710,187	3,393	2,070	—	—	715,650
Multi-family	1,545,340	548	—	—	—	1,545,888
SBA	72,072	1,004	1,650	—	—	74,726
Construction	156,246	—	—	—	—	156,246
Lease financing	108	—	65	—	—	173
Consumer:
Single family residential mortgage	1,002,654	—	6,387	—	—	1,009,041
Other consumer	116,163	46	802	—	—	117,011
Total traditional loans and leases	5,147,890	17,513	13,524	72	—	5,178,999
PCI loans:
Commercial:
Commercial and industrial	—	—	652	—	—	652
Commercial real estate	1,121	—	—	—	—	1,121
SBA	1,232	—	1,296	—	—	2,528
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Total PCI loans	2,353	—	1,948	—	—	4,301
Total	$5,923,280	$17,513	$15,472	$72	$—	$5,956,337

The following table presents the risk categories for total loans and leases as of December 31, 2016:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$792,179	$1,474	$467	$—	$—	$794,120
Green Loans (HELOC) - first liens	85,460	2,009	—	—	—	87,469
Green Loans (HELOC) - second liens	3,559	—	—	—	—	3,559
Total NTM loans	881,198	3,483	467	—	—	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	1,508,636	844	8,642	78	—	1,518,200
Commercial real estate	725,861	1,350	1,566	—	—	728,777
Multi-family	1,365,262	—	—	—	—	1,365,262
SBA	70,508	—	660	—	—	71,168
Construction	123,571	1,529	—	—	—	125,100
Lease financing	270	—	109	—	—	379
Consumer:
Single family residential mortgage	1,080,664	950	10,215	—	—	1,091,829
Other consumer	106,632	48	383	—	—	107,063
Total traditional loans and leases	4,981,404	4,721	21,575	78	—	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	4,056	704	—	—	4,760
Commercial real estate	1,182	—	—	—	—	1,182
SBA	1,268	—	1,404	—	—	2,672
Consumer:
Single family residential mortgage	—	—	—	—	133,212	133,212
Total PCI loans	2,450	4,056	2,108	—	133,212	141,826
Total	$5,865,052	$12,260	$24,150	$78	$133,212	$6,034,752
Purchases, Sales, and Transfers
The following table presents loans and leases purchased, sold and transferred from (to) held-for-sale by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations and PCI loans for the periods indicated:

	Three Months Ended			Six Months Ended
	Purchases	Sales	Transfers from (to) Held-For-Sale	Purchases	Sales	Transfers from (to) Held-For-Sale
	(In thousands)
June 30, 2017
Commercial:
Commercial and industrial	$—	$—	$(3,924)	$—	$—	$(3,924)
Commercial real estate	—	—	(1,329)	—	—	(1,329)
Multi-family	—	—	—	—	—	(6,583)
SBA	—	—	(1,865)	—	—	(1,865)
Construction	—	—	(1,528)	—	—	(1,528)
Consumer:
Single family residential mortgage	—	—	(168,043)	—	—	(403,747)
Total	$—	$—	$(176,689)	$—	$—	$(418,976)
June 30, 2016
Commercial:
Lease financing	$34,226	$(11,840)	$—	65,274	(11,840)	—
Consumer:
Single family residential mortgage	—	—	2,369	—	—	(54,255)
Total	$34,226	$(11,840)	$2,369	$65,274	$(11,840)	$(54,255)

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

	June 30, 2017		December 31, 2016
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$803	$652	$5,029	$4,760
Commercial real estate	1,571	1,121	1,613	1,182
SBA	3,681	2,528	3,771	2,672
Consumer:
Single family residential mortgage	—	—	153,867	133,212
Total	$6,055	$4,301	$164,280	$141,826
The following table presents a summary of accretable yield, or income expected to be collected, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$38,691	$175,889	$41,181	$205,549
New loans purchased	—	23,568	—	23,568
Accretion of income	(1,884)	(9,772)	(3,833)	(19,480)
Changes in expected cash flows	—	(123)	(225)	(18,786)
Disposals	(34,570)	(5,484)	(34,886)	(6,773)
Balance at end of period	$2,237	$184,078	$2,237	$184,078
The following table summarizes purchases and sales of loan pools for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Number of purchase transactions	—	1	—	1
Total unpaid principal balance of purchased loans at acquisition	$—	$103,799	$—	$103,799
Total fair value of purchased loan pools at acquisition	—	90,984	—	91,063
Total unpaid principal balance of purchased PCI loans at acquisition	—	103,799	—	103,799
Total fair value of purchased PCI loans at acquisition	—	90,984	—	91,063
Total unpaid principal balance of sold PCI loans	—	—	—	—
Total fair value of sold PCI loans	—	—	—	—
Gain on sale of PCI loans	—	—	—	—
During the three months ended June 30, 2017, the Company transferred seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. At June 30, 2017, the carrying value of these loans was $146.1 million. This transfer included PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, and recorded a fair value adjustment of $274 thousand. At June 30, 2017, the carrying value of transferred PCI loans was $128.1 million.

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
On a consolidated operations basis, total income (loss) from servicing rights was $132 thousand and $(3.3) million for the three months ended June 30, 2017 and 2016, respectively, and $4.4 million and $(8.6) million for the six months ended June 30, 2017 and 2016, respectively. The Company recognized losses on the fair value and runoff of servicing rights of $4.5 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively, and $6.4 million and $18.7 million for the six months ended June 30, 2017 and 2016, respectively. The Company recognized servicing fees of $4.6 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively, and $10.8 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively. These amounts are reported in Loan Servicing Income (Loss) in the Consolidated Statements of Operations.
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
The following table presents a composition of servicing rights, on a consolidated operations basis, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Mortgage servicing rights, at fair value	$42,109	$76,121
SBA servicing rights, at amortized cost	1,725	1,496
Total	$43,834	$77,617
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at June 30, 2017 and December 31, 2016 was $4.40 billion and $7.58 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $25.5 million and $34.2 million at June 30, 2017 and December 31, 2016, respectively. The reductions in these balances were principally driven by the sale of $37.8 million of MSRs during the three months ended March 31, 2017 recognized as discontinued operations.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs, on a consolidated operations basis, as of the dates indicated:

	June 30, 2017	December 31, 2016
	($ in thousands)
Fair value of retained MSRs	$42,109	$76,121
Discount rate	10.98%	10.18%
Constant prepayment rate	14.19%	11.84%
Weighted-average life	5.71 years	6.50 years

The following table presents activity in the MSRs, on a consolidated operations basis, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$42,833	$48,370	$76,121	$49,939
Additions	3,751	12,766	11,552	21,348
Sales of servicing rights (1)	—	—	(39,186)	(3)
Changes in fair value resulting from valuation inputs or assumptions	(3,035)	(5,831)	(3,079)	(14,032)
Other	(1,440)	(2,738)	(3,299)	(4,685)
Balance at end of period	$42,109	$52,567	$42,109	$52,567
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the six months ended June 30, 2017.
SBA Servicing Rights
The Company used a discount rate of 7.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$1,618	$1,036	$1,496	$788
Additions	160	91	346	383
Amortization, including prepayments	(53)	(44)	(100)	(88)
Impairment	—	—	(17)	—
Balance at end of period	$1,725	$1,083	$1,725	$1,083

NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$3,345	$325	$2,502	$1,097
Additions	632	157	1,803	304
Sales and net direct write-downs	(710)	(44)	(1,035)	(963)
Net change in valuation allowance	—	(9)	(3)	(9)
Balance at end of period	$3,267	$429	$3,267	$429
The following table presents the activity in the OREO valuation allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$9	$70	$6	$70
Additions	—	9	9	9
Net direct write-downs and removals from sale	—	—	(6)	—
Balance at end of period	$9	$79	$9	$79
The following table presents expenses related to foreclosed assets included in All Other Expenses in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net gain on sales	$36	$7	$31	$44
Operating expenses, net of rental income	(9)	—	(13)	—
Total	$27	$7	$18	$44
The Company did not provide loans to finance the purchase of its OREO properties during the three and six months ended June 30, 2017 or 2016.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At June 30, 2017, the Company had goodwill of $37.1 million related to the following acquisitions: Banco Popular North America's Southern California branches, RenovationReady, CS Financial, Inc. (CS Financial), The Private Bank of California, and Beach Business Bank.
The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of August 31, 2016 and determined that no goodwill impairment existed. The Company expects to perform its next annual goodwill impairment test at August 31, 2017.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of June 30, 2017, the weighted average remaining amortization period for core deposit intangibles was approximately 6.3 years.

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2017
Core deposit intangibles	$30,904	$19,769	$11,135
December 31, 2016
Core deposit intangibles	$30,904	$17,656	$13,248
Customer relationship intangible	670	391	279
Trade name intangible	90	—	90
Aggregate amortization of intangible assets was $1.1 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively. The following table presents estimated future amortization expenses as of June 30, 2017:

	Remainder of 2017	2018	2019	2020	2021 and After	Total
	(In thousands)
Estimated future amortization expense	$1,782	$3,007	$2,195	$1,518	$2,633	$11,135
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

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At June 30, 2017, $200.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.86 percent to 3.00 percent with a weighted average interest rate of 2.08 percent, and $670.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 1.07 percent. At December 31, 2016, $150.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.69 percent to 1.61 percent with a weighted average interest rate of 1.02 percent, and $340.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.52 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2017 and December 31, 2016, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.51 billion and $3.27 billion, respectively, and securities with carrying values of $422.8 million and $321.0 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $36.6 million and $41.9 million at June 30, 2017 and December 31, 2016, respectively. Based on this collateral, the Bank's financing availability, and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.36 billion at June 30, 2017.
The Bank maintained a line of credit of $187.3 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $208.2 million with no outstanding borrowings at June 30, 2017. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at June 30, 2017.
The Bank also maintained repurchase agreements and had an outstanding amount of $53.2 million with a weighted average interest rate of 2.12 percent at June 30, 2017. The interest rates are fixed for the term of the agreements, with interest rates ranging from 2.05 percent to 2.21 percent. All outstanding repurchase agreements are short-term in nature with original maturities of 30 days or less. The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2016. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of collateralized loan obligations with a fair value of $35.2 million and commercial mortgage-backed securities of $26.2 million at June 30, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017 and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line. The proceeds of the line were used for working capital purposes.

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
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company recognized a debt redemption cost of $2.7 million in All Other Expense in the Consolidated Statements of Operations.
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
Tangible Equity Units – Amortizing Notes
On May 21, 2014, the Company issued and sold $69.0 million of 8.00 percent tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU was comprised of (i) a prepaid stock purchase contract (each a Purchase Contract) settled by delivery of a specified number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an Amortizing Note) that had an initial principal amount of $10.604556 per Amortizing Note, bore interest at a rate of 7.50 percent per annum and had a final installment payment date of May 15, 2017. The Company had the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period did not extend beyond May 15, 2019; the Company did not exercise this right.
The Purchase Contracts and Amortizing Notes were accounted for separately. The Purchase Contract component of the TEUs was recorded in Additional Paid in Capital in the Consolidated Statements of Financial Condition. The Amortizing Note component was recorded in Long Term Debt in the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively, at the date of issuance. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the debt component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs was amortized over the term of the Amortizing Notes. On May 15, 2017, the Company made the final installment payment on the Amortizing Notes and all Purchase Contracts that had not previously been settled were settled. See Note 15 for additional information.

NOTE 11 – INCOME TAXES
For the three months ended June 30, 2017 and 2016, income tax (benefit) expense, on a consolidated operations basis, was $(14.9) million and $18.3 million, respectively, and the effective tax rate was 570.3 percent and 40.8 percent, respectively. For the six months ended June 30, 2017 and 2016, income tax (benefit) expense, on a consolidated operations basis, was $(15.8) million and $31.5 million, respectively, and the effective tax rate was (115.9) percent and 40.6 percent, respectively. The Company recognized income tax benefits for the 2017 periods due mainly to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $15.7 million and $24.5 million, respectively, for the three and six months ended June 30, 2017. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $9.5 million and $10.0 million at June 30, 2017 and December 31, 2016, respectively. The decrease was mainly due to an increase of $12.8 million in deferred tax liabilities from the increase of unrealized gain on securities available-for-sale and a decrease of $7.2 million in deferred tax assets from reversal of bonus accrual, partially offset by an increase of $19.5 million in deferred tax assets from the sale of discontinued operations.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
The Company adopted ASU 2016-09 during the three months ended March 31, 2017. As a result of the adoption, the Company recorded $1.1 million of income tax benefits for the six months ended June 30, 2017 related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.

NOTE 12 – RESERVE FOR LOSS ON REPURCHASED LOANS
The Company records provisions to the representation and warranty reserve representing its initial estimate of losses on mortgage repurchases or loss reimbursements. Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent change in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.
Total provision for loan repurchases was $270 thousand and $851 thousand for the three months ended June 30, 2017 and 2016, respectively, and $787 thousand and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $673 thousand and $992 thousand for the three months ended June 30, 2017 and 2016, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. In addition, the Company recorded subsequent reductions in the provision of $403 thousand and $141 thousand for the three months ended June 30, 2017 and 2016, respectively, and $728 thousand and $500 thousand for the six months ended June 30, 2017 and 2016, respectively.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$8,118	$9,781	$7,974	$9,700
Provision for loan repurchases	270	851	787	1,230
Utilization of reserve for loan repurchases	(360)	(194)	(733)	(492)
Balance at end of period	$8,028	$10,438	$8,028	$10,438
In addition to the reserve for losses on repurchased loans at June 30, 2017, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved for at June 30, 2017.
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
The net losses relating to these derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations, were $12.0 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively, and $11.7 million and $11.3 million for the six months ended June 30, 2017 and 2016, respectively.
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

Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three and six months ended June 30, 2017, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. At June 30, 2017, the Company had no outstanding foreign exchange contracts.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments (1)	$24,422	$841	$289,637	$8,317
Mandatory forward commitments (1)	77,002	201	537,476	8,897
Interest rate swaps and cap on loans with customers	71,036	1,075	46,346	707
Foreign exchange contracts	—	—	4,236	47
Total included in assets	$172,460	$2,117	$877,695	$17,968
Included in liabilities:
Interest rate lock commitments (1)	$—	$—	$22,945	$231
Mandatory forward commitments (1)	130,753	762	265,322	1,212
Interest rate swaps and caps on loans with correspondent bank	71,036	1,094	46,346	655
Foreign exchange contracts	—	—	4,207	18
Total included in liabilities	$201,789	$1,856	$338,820	$2,116
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

NOTE 14 – EMPLOYEE STOCK COMPENSATION
The Company issues stock-based compensation awards to its directors and employees from the Company's 2013 Omnibus Stock Incentive Plan (2013 Omnibus Plan). The 2013 Omnibus Plan provides that the aggregate number of shares of the Company's common stock that may be subject to awards will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of June 30, 2017, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,178,138 shares were available for future awards.
The Company maintains the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) to fund future employee stock compensation and benefit obligations of the Company. There has been no shares funded out of the SECT as of June 30, 2017. See Note 15 for additional information.
Share-based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	$420	$159	$667	$297
Restricted stock awards and units	4,378	1,741	6,982	5,394
Stock appreciation rights	—	2	42	15
Total share-based compensation expense	$4,798	$1,902	$7,691	$5,706
Related tax benefits	$1,992	$790	$3,195	$2,371
The following table presents unrecognized share-based compensation expense as of June 30, 2017:

	June 30, 2017
	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
	($ in thousands)
Stock option awards	$786	3.1 years
Restricted stock awards and restricted stock units	13,541	2.6 years
Total	$14,327	2.7 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years.
The following table represents stock option activity as of and for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	877,591	$14.14	6.5 years	$5,755
Granted	—	$—
Exercised	(40,786)	$12.41	6.9 years
Forfeited	(96,000)	$17.50	8.8 years
Outstanding at end of period	740,805	$13.80	7.1 years	$5,702
Exercisable at end of period	475,075	$13.33	6.6 years	$3,881

The following table represents stock option activity as of and for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	968,591	$13.95	6.4 years	$3,336
Granted	—	$—
Exercised	(131,786)	$12.17	9.7 years
Forfeited	(96,000)	$17.50	8.8 years
Outstanding at end of period	740,805	$13.80	7.1 years	$5,702
Exercisable at end of period	475,075	$13.33	6.6 years	$3,881
The following table represents changes in unvested stock options as of and for the three and six months ended June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	513,338	$15.07	518,936	$15.04
Vested	(151,608)	$14.26	(157,206)	$14.22
Forfeited	(96,000)	$17.50	(96,000)	$17.50
Outstanding at end of period	265,730	$14.65	265,730	$14.65
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested or, in the case of restricted stock units, when settled. The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three and six months ended June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,056,421	$15.43	1,417,144	$16.16
Granted	633,226	$20.74	633,226	$20.74
Vested	(414,106)	$16.25	(716,948)	$17.39
Forfeited	(225,227)	$17.85	(283,108)	$17.24
Outstanding at end of period	1,050,314	$17.85	1,050,314	$17.85
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
Regarding the Additional TEU SAR, the TEU contained a prepaid stock purchase contract (Purchase Contract) that could be settled in shares of the Company’s voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment) as more fully described under Note 15. The Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR was subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract was less than the initial maximum settlement rate. By its original terms, the Additional TEU SAR was to vest in full on May 15, 2017 or accelerate in vesting upon early settlement of a Purchase Contract at the holders' option, and until it vested, the Additional TEU SAR was to have no dividend equivalent rights and the shares underlying the Additional TEU SAR were subject to forfeiture.
The following table represents SARs activity as of and for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,559,012	$11.60	5.4 years	$14,183
Outstanding at end of period	1,559,012	$11.60	5.1 years	$15,430
Exercisable at end of period	1,559,012	$11.60	5.1 years	$15,430
The following table represents SARs activity as of and for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,559,047	$11.60	5.6 years	$8,961
Forfeited	(35)	$10.09	5.1 years
Outstanding at end of period	1,559,012	$11.60	5.1 years	$15,430
Exercisable at end of period	1,559,012	$11.60	5.1 years	$15,430
The following table represents changes in unvested SARs as of and for the three and six months ended June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	—	$—	8,069	$10.09
Vested	—	$—	(8,034)	$10.09
Forfeited	—	$—	(35)	$10.09
Outstanding at end of period	—	$—	—	$—

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
On August 17, 2016, Steven A. Sugarman and his spouse through their living trust transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. The living trust transferred the warrants in consideration for certain consulting services Jason Sugarman previously rendered to COR Advisors LLC. The transferred warrants are last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrant. Under the irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. At September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017, based on Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000 and 130,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875 and 77,376 shares of the Company's class B non-voting common stock, respectively.
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
Under the terms of the respective warrants, the warrants are exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for the warrants was $8.61 per share as of June 30, 2017. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.

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
Stock Employee Compensation Trust
On August 3, 2016, the Company and Evercore Trust Company, N.A., as trustee, established the SECT to fund future employee compensation and benefit obligations of the Company using the Company’s common stock. On August 3, 2016, pursuant to a Common Stock Purchase Agreement between the Company and the SECT, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT will release the shares over the term of the SECT to satisfy certain compensatory and benefit obligations of the Company under certain stock and other employee benefit plans of the Company and its subsidiaries, as the promissory note is paid down through allocations of available shares as directed by the Company, dividends on the shares received by the SECT or other earnings of the SECT. As the shares are released from the SECT and allocated to the plans, the Company recognizes compensation expense based on the fair value of the shares on the grant date. The unallocated shares of the Company's common stock held by the SECT are not included in calculating the Company's earnings per share. All shares held by the SECT were unallocated at June 30, 2017. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The SECT will terminate on January 1, 2032 or any earlier date on which the promissory note is paid in full. The Board of Directors may also terminate the SECT at any earlier time, and the SECT will terminate automatically upon the Company giving the trustee notice of a change of control of the Company.
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

	June 30, 2017			December 31, 2016
	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
	($ in thousands)
Series C 8.00% non-cumulative perpetual	40,250	$40,250	$37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	280,250	$280,250	$269,071	280,250	$280,250	$269,071
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

Tangible Equity Units
On May 21, 2014, the Company completed an underwritten public offering of 1,380,000 of its tangible equity units (TEUs), which included 180,000 TEUs issued to the underwriter upon the full exercise of its over-allotment option, resulting in net proceeds of $65.0 million. Each TEU was comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note). The terms of the Purchase Contracts provided that unless settled early at the holder’s option as described below, on May 15, 2017, each Purchase Contract would automatically settle and the Company would deliver a number of shares of its voting common stock based on the then-applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share.
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract could settle its Purchase Contract early, and the Company would deliver to the holder 4.4456 shares of voting common stock. On May 15, 2017, all Purchase Contracts that had not previously been settled early as described above were settled. The Company issued an aggregate of 6,134,988 shares of voting common stock pursuant to the Purchase Contracts. As of June 30, 2017, no Purchase Contracts remained outstanding.
Each Amortizing Note had an initial principal amount of $10.604556 per Amortizing Note, bore interest at a rate of 7.50 percent per annum and had a final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company paid holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate were equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment constituted a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company had the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period did not extend beyond May 15, 2019; the Company did not exercise this right.
On May 15, 2017, the Company made the final installment payment on the Amortizing Notes. As of June 30, 2017 and December 31, 2016, the Amortizing Notes, net of unamortized discounts, totaled $0 and $2.7 million, respectively, net of unamortized discounts, and were included in Long Term Debt in the Consolidated Statements of Financial Condition.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$(9,702)	$2,835	$(9,042)	$(2,995)
Unrealized gain arising during the period	10,923	12,565	13,149	39,374
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	21,990	—	21,990	—
Reclassification adjustment from other comprehensive income	(1,099)	(12,824)	(4,455)	(29,613)
Tax effect of current period changes	(13,231)	107	(12,761)	(4,083)
Total changes, net of taxes	18,583	(152)	17,923	5,678
Balance at end of period	$8,881	$2,683	$8,881	$2,683

NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirement		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
June 30, 2017
Banc of California, Inc.
Total risk-based capital	$996,944	14.39%	$554,405	8.00%	N/A	N/A
Tier 1 risk-based capital	950,545	13.72%	415,804	6.00%	N/A	N/A
Common equity tier 1 capital	681,474	9.83%	311,853	4.50%	N/A	N/A
Tier 1 leverage	950,545	8.93%	426,005	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,116,007	16.13%	$553,676	8.00%	$692,095	10.00%
Tier 1 risk-based capital	1,069,608	15.45%	415,257	6.00%	553,676	8.00%
Common equity tier 1 capital	1,069,608	15.45%	311,443	4.50%	449,861	6.50%
Tier 1 leverage	1,069,608	10.05%	425,637	4.00%	532,046	5.00%
December 31, 2016
Banc of California, Inc.
Total risk-based capital	$975,918	13.70%	$569,856	8.00%	N/A	N/A
Tier 1 risk-based capital	941,429	13.22%	427,392	6.00%	N/A	N/A
Common equity tier 1 capital	672,358	9.44%	320,544	4.50%	N/A	N/A
Tier 1 leverage	941,429	8.17%	460,840	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,042,617	14.73%	$566,405	8.00%	$708,007	10.00%
Tier 1 risk-based capital	999,788	14.12%	424,804	6.00%	566,405	8.00%
Common equity tier 1 capital	999,788	14.12%	318,603	4.50%	460,204	6.50%
Tier 1 leverage	999,788	8.71%	459,368	4.00%	574,210	5.00%
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

•
Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5 percent above the minimum common equity Tier 1 capital, Tier 1 capital and total risk based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement is being phased in, beginning on January 1, 2016 at 0.625 percent, with additional 0.625 percent increments annually, and will be fully phased in at 2.50 percent by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5 percent or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

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

NOTE 17 – VARIABLE INTEREST ENTITIES
The Company holds ownership interests in alternative energy partnerships, qualified affordable housing partnerships, and the SECT. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest.
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
While the Company's interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As the Company is not the primary beneficiary, the Company did not consolidate the entities. The Company uses the Hypothetical Liquidation at Book Value (HLBV) method to account for its investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities.
The Company funded $13 thousand and $30.9 million, respectively, into these partnerships and recognized a loss on investment of $9.8 million and $18.4 million, respectively, through its HLBV application during the three and six months ended June 30, 2017. As a result, the balance of these investments was $37.6 million at June 30, 2017. The Company has funded $88.3 million of its $200.0 million aggregate funding commitments. From an income tax benefit perspective, the Company recognized investment tax credits of $15.7 million and $24.5 million, respectively, as well as income tax benefits relating to the recognition of its loss through its HLBV application during the three and six months ended June 30, 2017.
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Cash	$6,777	$—
Equipment, net of depreciation	212,550	151,721
Other assets	1,165	351
Total unconsolidated assets	$220,492	$152,072
Total unconsolidated liabilities	$2,843	$—
Maximum loss exposure	$149,324	$68,298
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $149.3 million, consisting of the investment balance of $37.6 million and unfunded equity commitments of $111.7 million at June 30, 2017. The Company believes that the loss exposure on its investment is reduced considering its return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, the arrangements include a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.

Qualified Affordable Housing Partnerships
The Company also invests in limited partnerships that operate qualified affordable housing projects. The returns on these investments are generated primarily through allocated Federal tax credits and other tax benefits. In addition, these investments contribute to the Company's compliance with the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, the Company is not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, the Company does not consolidate these partnerships.
The Company funded $2.0 million into these partnerships and recognized proportional amortization expense of $604 thousand and $727 thousand, respectively, during the three and six months ended June 30, 2017. As a result, the balance of these investments was $4.5 million at June 30, 2017. The Company has funded $11.2 million of its $29.5 million aggregated funding commitments. The Company had an unfunded commitment of $18.4 million at June 30, 2017. From an income tax benefit perspective, the Company recognized investment tax credits of $432 thousand and $539 thousand, respectively, during the three and six months ended June 30, 2017. The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $4.5 million, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax (Benefit) Expense in the Consolidated Statements of Operations.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's statements of financial condition.
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

NOTE 18 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Income from continuing operations	$15,054	$84	$15,138	$24,396	$118	$24,514
Less: income allocated to participating securities	(12)	—	(12)	(174)	(1)	(175)
Less: participating securities dividends	(201)	(1)	(202)	(403)	(2)	(405)
Less: preferred stock dividends	(5,085)	(28)	(5,113)	(10,177)	(49)	(10,226)
Income from continuing operations allocated to common stockholders	9,756	55	9,811	13,642	66	13,708
Income from discontinued operations	(2,865)	(16)	(2,881)	4,920	24	4,944
Net income allocated to common stockholders	$6,891	$39	$6,930	$18,562	$90	$18,652
Weighted average common shares outstanding	50,010,943	278,647	50,289,590	49,817,624	240,916	50,058,540
Dilutive effects of restricted stock units	42,756	—	42,756	68,664	—	68,664
Dilutive effects of stock options	226,603	—	226,603	207,397	—	207,397
Dilutive effects of warrants	383,375	—	383,375	401,497	—	401,497
Average shares and dilutive common shares	50,663,677	278,647	50,942,324	50,495,182	240,916	50,736,098
Basic earnings per common share
Income from continuing operations	$0.20	$0.20	$0.20	$0.27	$0.27	$0.27
Income from discontinued operations	(0.06)	(0.06)	(0.06)	0.10	0.10	0.10
Net income	$0.14	$0.14	$0.14	$0.37	$0.37	$0.37
Diluted earnings per common share
Income from continuing operations	$0.20	$0.20	$0.20	$0.27	$0.27	$0.27
Income from discontinued operations	(0.06)	(0.06)	(0.06)	0.10	0.10	0.10
Net income	$0.14	$0.14	$0.14	$0.37	$0.37	$0.37
For the three and six months ended June 30, 2017, there were 44,875 and 49,946 restricted stock units, respectively, and 120,000 and 229,923 stock options, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Income from continuing operations	$19,718	$42	$19,760	$37,001	$65	$37,066
Less: income allocated to participating securities	(482)	(1)	(483)	(851)	(1)	(852)
Less: participating securities dividends	(186)	—	(186)	(371)	(1)	(372)
Less: preferred stock dividends	(5,103)	(11)	(5,114)	(9,672)	(17)	(9,689)
Income from continuing operations allocated to common stockholders	13,947	30	13,977	26,107	46	26,153
Income from discontinued operations	6,753	15	6,768	9,133	16	9,149
Net income allocated to common stockholders	$20,700	$45	$20,745	$35,240	$62	$35,302
Weighted average common shares outstanding	47,324,887	101,954	47,426,841	43,618,536	76,147	43,694,683
Dilutive effects of restricted stock units	258,521	—	258,521	198,582	—	198,582
Dilutive effects of stock options	308,405	—	308,405	217,480	—	217,480
Dilutive effects of warrants	560,667	—	560,667	503,304	—	503,304
Average shares and dilutive common shares	48,452,480	101,954	48,554,434	44,537,902	76,147	44,614,049
Basic earnings per common share
Income from continuing operations	$0.30	$0.30	$0.30	$0.60	$0.60	$0.60
Income from discontinued operations	0.14	0.14	0.14	0.21	0.21	0.21
Net income	$0.44	$0.44	$0.44	$0.81	$0.81	$0.81
Diluted earnings per common share
Income from continuing operations	$0.29	$0.30	$0.29	$0.59	$0.60	$0.59
Income from discontinued operations	0.14	0.14	0.14	0.20	0.21	0.20
Net income	$0.43	$0.44	$0.43	$0.79	$0.81	$0.79
For the three and six months ended June 30, 2016, there were 0 and 240,000 stock options, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit (1)	$10,437	$221,391	$74,777	$201,321
Unused lines of credit	53,320	1,098,668	27,151	888,236
Letters of credit	1,886	8,414	1,784	8,655

(1)	Includes $5.2 million and $65.1 million, respectively, of commitments to extend credit related to discontinued operations at March 31, 2017 and December 31, 2016.
Commitments to make loans are generally made for periods of 30 days or less.
Other Commitments
As of June 30, 2017, the Company had jumbo SFR mortgage loan sale commitments of $103.5 million. Total forward commitments related to mortgage banking activities were $207.8 million at June 30, 2017. These commitments consisted of TBAs of $198.0 million and best efforts contracts of $9.8 million. Additionally, the Company had IRLCs of $24.4 million.
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the soccer stadium of The Los Angeles Football Club (LAFC) as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. As of June 30, 2017, the Company paid $10.0 million of the commitment, which was recognized as a prepaid asset and included in Other Assets in Consolidated Statements of Financial Condition. See note 21 for additional information.
The Company had unfunded commitments of $18.4 million, $11.8 million, and $111.7 million for Affordable House Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at June 30, 2017, respectively.

NOTE 20 – RESTRUCTURING
In connection with the sale of its Banc Home Loans division, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing resulting in certain severance and other employee related costs including accelerated vesting of equity awards, and amending certain system contracts in order to improve the Company's efficiency. These employees and systems primarily supported the Company's mortgage banking activities. The Company expects to recognize approximately $10 million of total restructuring expense during 2017.
The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the three months ended June 30, 2017:

	As of or For the Three Months Ended June 30, 2017
	Expense
	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
	(In thousands)
Balance at beginning of period				$7,002
Accrual:
Severance and other employee related costs	$82	$297	$379	379
Other restructuring expense	—	—	—	—
Total	$82	$297	$379	379
Payments:
Severance and other employee related costs				(5,799)
Other restructuring expense				(895)
Total				$(6,694)
Balance at end of period				$687
The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the six months ended June 30, 2017:

	As of or For the Six Months Ended June 30, 2017
	Expense
	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
	(In thousands)
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,369	$2,620	$7,989	7,989
Other restructuring expense	—	895	895	895
Total	$5,369	$3,515	$8,884	8,884
Payments:
Severance and other employee related costs				(7,302)
Other restructuring expense				(895)
Total				$(8,197)
Balance at end of period				$687

NOTE 21 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests. Excluding the loan amounts described in detail below, loans outstanding to executive officers and directors and their related interests amounted to $249 thousand at June 30, 2017 and December 31, 2016, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from executive officers, directors, and their related interests amounted to $1.2 million and $2.4 million at June 30, 2017 and December 31, 2016, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
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
Indemnification for Costs of Counsel in Connection with Special Committee Investigation, SEC Investigation and Related Matters. On November 3, 2016, in connection with an investigation by the Special Committee of the Company’s Board of Directors, the Company Board authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the direction of the Company Board, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with the Company, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law. In addition, the Company is also providing indemnification, advancement and/or reimbursement for costs related to (i) a formal order of investigation issued by the SEC on January 4, 2017 directed primarily at certain of the issues that the Special Committee reviewed and (ii) any related civil or administrative proceedings against the Company as well as officers currently or previously associated with the Company.
During the six months ended June 30, 2017 (excluding fees paid in January 2017), the fees and expenses paid by the Company included $485 thousand incurred by Mr. Seabold. During the year ended December 31, 2016, the fees and expenses incurred (which were paid in January 2017) included $57 thousand incurred by Mr. Seabold. Indemnification was paid on behalf of executive officers and directors in lesser amounts for the six months ended June 30, 2017 and the year ended December 31, 2016. For indemnification costs paid for former executive officers or directors, see Transactions with Former Related Parties below.
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

Legion Affiliates. As reported in an amendment to a Schedule 13D filed with the Securities and Exchange Commission on May 23, 2017, Legion Partners Asset Management, LLC (Legion Partners), Legion Partners, L.P. I, Legion and its affiliates (collectively, the Legion Group) beneficially owned 2,938,679 shares of the Company’s voting common stock as of May 19, 2017, which the Legion Group reported represented 5.6 percent of the Company’s total shares outstanding.
Cooperation Agreement. On March 13, 2017, the Company entered into a cooperation agreement with the Legion Group (the Legion Group Cooperation Agreement). Under the terms of such agreement, among other things:

•	The Legion Group agreed to irrevocably withdraw its notice of director nomination and submission of a business proposal.

•
The Company agreed to conduct a search for two additional independent directors in collaboration with the Legion Group. In accordance with this provision, following a search initiated by the Company Board and (following entry into the Cooperation Agreement) conducted in consultation with Legion Group, the Company Board appointed Mary A. Curran and Bonnie G. Hill as new independent directors, for terms that become effective on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran is serving as a Class I director, for a term to expire at the Company’s 2019 Annual Meeting of Stockholders and Dr. Hill is serving as a Class III director, for a term to expire at the Company’s 2018 Annual Meeting of Stockholders. Simultaneously with the effectiveness of their appointments to the Company Board, each of Ms. Curran and Dr. Hill was appointed as a director of the Bank.

•
From March 13, 2017 until June 10, 2017, the day after the Company’s 2017 Annual Meeting, the Legion Group agreed to vote all the shares of the Company's voting common stock that it beneficially owns (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Board and against any proposals or resolutions to remove any director and (iii) in accordance with the Board’s recommendations on all other proposals of the Board set forth in the Company’s proxy statement.

•
The Legion Group agreed to certain standstill provisions that restricted the Legion Group and its affiliates, associates and representatives, from March 13, 2017 until June 10, 2017, from, among other things, acquiring additional voting securities of the Company that would result in the Legion Group having ownership or voting interest in 10 percent or more of the outstanding shares of voting common stock, engaging in proxy solicitations in an election contest, subjecting any shares to any voting arrangements except as expressly provided in the Cooperation Agreement, making or being a proponent of a stockholder proposal, seeking to call a meeting of stockholders or solicit consents from stockholders, seeking to obtain representation on the Board except as otherwise expressly provided in the Cooperation Agreement, seeking to remove any director from the Board, seeking to amend any provision of the governing documents of the Company, or proposing or participating in certain extraordinary corporate transactions involving the Company.

•	The Company agreed to reimburse the Legion Group for up to $100 thousand for its legal fees and expenses incurred in connection with its investment in the Company.
PL Capital Affiliates. As reported in an amendment to a Schedule 13D filed with the Securities and Exchange Commission on February 10, 2017, PL Capital Advisors, LLC (PL Capital Advisors) and certain of its affiliates (collectively, the PL Capital Group) owned 3,401,719 shares of the Company’s voting common stock as of February 7, 2017, which the PL Capital Group reported represented 6.9 percent of the Company’s total shares outstanding.
Cooperation Agreement. On February 7, 2017, Richard J. Lashley, a co-founder of PL Capital Advisors, LLC, was appointed to the Boards of Directors of the Company and the Bank, which appointments became effective February 16, 2017. Mr. Lashley was appointed as a Class I director of the Company, for a term that will expire at the Company’s 2019 Annual Meeting of Stockholders. In connection with the appointment of Mr. Lashley to the Boards, on February 8, 2017, the PL Capital Group and Mr. Lashley entered into a cooperation agreement with the Company (PL Capital Cooperation Agreement), in which PL Capital Group agreed, among other matters:

•
From February 8, 2017 until June 10, 2017 (PL Capital Restricted Period), the PL Capital Group agreed to vote all the shares of Common Stock that it beneficially owns (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Company’s Board and against any proposals or resolutions to remove any director and (iii) in accordance with the recommendations by the Company’s Board on all other proposals of the Company’s Board set forth in the Company’s proxy statement.

•
In addition, during the PL Capital Restricted Period, the PL Capital Group agreed to certain standstill provisions that restricted the PL Capital Group and its affiliates, associates and representatives, during the PL Capital Restricted Period, from, among other things, acquiring additional voting securities of the Company that would result in the PL Capital Group having ownership or voting interest in 10 percent or more of the outstanding shares of voting common stock, engaging in proxy solicitations in an election contest, subjecting any shares to any voting arrangements except as expressly provided in the PL Capital Cooperation Agreement, making or being a proponent of a stockholder proposal, seeking to call a meeting of stockholders or solicit consents from stockholders, seeking to obtain representation on the Company’s Board except as otherwise expressly provided in the Cooperation Agreement, seeking to remove any director from the Company’s Board, seeking to amend any provision of the governing documents of the Company, or proposing or participating in certain extraordinary corporate transactions involving the Company.

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

Director. On February 9, 2017, Mr. Wycoff was appointed to the Boards of Directors of the Company and the Bank, which appointment became effective on February 16, 2017. Mr. Wycoff was appointed as a Class III director of the Company, for a term that will expire at the Company’s 2018 Annual Meeting of Stockholders.
From 2010 to 2015, Mr. Wycoff was a director of, and Patriot Partners was a stockholder of, Square 1 Financial, Inc. (Square 1). Douglas H. Bowers, who became President and Chief Executive Officer of the Company and the Bank and a director of the Bank effective May 8, 2017 and a director of the Company on June 9, 2017 at the conclusion of the Company’s 2017 Annual Meeting of Stockholders, served as President and Chief Executive Officer of Square 1 from 2011 to 2015. There are no arrangements or understandings between Mr. Bowers and either Mr. Wycoff or Patriot Partners pursuant to which Mr. Bowers was selected as a director and an officer of the Company.
Securities Purchase Agreement with Patriot. As noted above, as reported in a Schedule 13D amendment filed on November 10, 2014 with the SEC, Patriot Partners owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot Partners reported represented 9.3 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13D. On April 22, 2014, the Company entered into a Securities Purchase Agreement (Patriot SPA) with Patriot Partners to raise a portion of the capital to be used to finance the acquisition of select assets and assumption of certain liabilities by the Bank from Banco Popular North America (BPNA) comprising BPNA's network of 20 California Branches (the BPNA Branch Acquisition), which was completed on November 8, 2014. The Patriot SPA was due to expire by its terms on October 31, 2014. Prior to such expiration, the Company and Patriot Partners entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New Patriot SPA). Pursuant to the New Patriot SPA, substantially concurrently with the BPNA Branch Acquisition, Patriot Partners purchased from the Company (i) 1,076,000 shares of its voting common stock at a price of $9.78 per share and (ii) 824,000 shares of its voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20.0 million. In consideration for Patriot Partners’ commitment under the New SPA and pursuant the terms of the New SPA, on the closing of the sale of such shares on November 7, 2014, the Company paid Patriot Partners an equity support payment of $538 thousand and also reimbursed Patriot Partners $100 thousand in out-of-pocket expenses.
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

Seller Stock Consideration. The Sellers under the Merger Agreement included Mr. Seabold, and the following relatives of Steven A. Sugarman: Jason Sugarman (brother), Elizabeth Sugarman (sister-in-law), and Michael Sugarman (father), who each owned minority, non-controlling interests in CS Financial.
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
During the six months ended June 30, 2017 (excluding fees paid in January 2017), the fees and expenses paid by the Company included $131 thousand incurred by the Company’s then- (now former) Chair, President and Chief Executive Officer Steven A. Sugarman and $381 thousand incurred by the Company’s then- (now former) director Chad Brownstein. For the year ended December 31, 2016, fees and expenses incurred under the arrangement described above (which were paid in January 2017) included $573 thousand incurred by Mr. Sugarman; $29 thousand incurred by Mr. Brownstein; and $135 thousand jointly incurred by the Company’s then- (now former) Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s then- (now former) Chief Financial Officer James J. McKinney. Indemnification was paid on behalf of other former executive officers and former directors in lesser amounts for the six months ended June 30, 2017 and the year ended December 31, 2016.

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
All of the outstanding equity interests in Stadco and Team are held by Holdco, and Holdco serves as sole guarantor of the Team Loan described above. Minority limited partnership interests in Holdco are held by, among others: (i) Jason Sugarman, who is the brother of the Company’s and the Bank’s then- (now former) Chairman, President and Chief Executive Officer, Steven A. Sugarman; and (ii) Jason Sugarman’s father-in-law, who currently serves as Executive Chairman and a member of Holdco’s board of directors, which is appointed by Holdco’s general partner and primarily functions in an advisory capacity. The foregoing statements are based primarily on information provided to the Company by Holdco through its legal counsel.
As of June 30, 2017 and December 31, 2016, there were $8.4 million and no outstanding advances, respectively, by the Bank under the Stadco Loan. During the six months ended June 30, 2017, the largest amount of principal outstanding under the Stadco Loan was $8.4 million. The Bank collected $102 thousand and $59 thousand, respectively, in unused loan fees during the six months ended June 30, 2017 and the year ended December 31, 2016. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the six months ended June 30, 2017 and the year ended December 31, 2016, $76 thousand and $0 interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.
As of June 30, 2017 and December 31, 2016, there were $2.0 million and no outstanding advances, respectively, by the Bank under Team Loan. During the six months ended June 30, 2017, the largest aggregate amount of principal outstanding under the Team Loan was $2.0 million. The Bank collected $31 thousand and $18 thousand, respectively, in unused loan fees during the six months ended June 30, 2017 and the year ended December 31, 2016. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the six months ended June 30, 2017 and the year ended December 31, 2016, $31 thousand and $0 interest, respectively, was paid by Team to the Bank on the Team Loan.
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
The LAFC Agreements provide that, during the LAFC Term, the Bank will have the exclusive right to name the Stadium and will be the exclusive provider of financial services to (and the exclusive financial services sponsor of) the Team and Stadco. In connection with its right to name the Stadium, the Bank will receive, among other rights, signage (including prominent exterior signage) and related branding rights throughout the exterior and interior of the Stadium facility (including exclusive branding rights within certain designated areas and venues within the facility), will receive the right to locate a Bank branch within the Stadium facility, will receive the exclusive right to install and operate ATMs in the Stadium facility, and will receive the exclusive right to process payments and provide other financial services (with certain exceptions) throughout the facility. In addition, the Bank will receive suite access for LAFC and certain other events held at the Stadium and will receive certain hospitality, event, media and other rights ancillary to its naming rights relating to the Stadium and its sponsorship rights relating to the Team. In conjunction with the LAFC Agreements, the Company expects to decrease its other planned marketing and sponsorship expenses.
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
As of June 30, 2017 and December 31, 2016, the various entities affiliated with LAFC held $67.9 million and $76.0 million, respectively, of deposits at the Bank.

Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP during the three months ended June 30, 2017. The Bank does not intend to utilize the services of Michelman & Robinson, LLP in the future. Michelman & Robinson, LLP currently has three outstanding letters of credit with the Bank, none of which was drawn upon as of June 30, 2017, which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.
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
Loans. Effective September 30, 2015, the Bank provided a $15.0 million committed revolving line of credit, which was increased to $20.0 million effective as of March 7, 2017, to Teleios LS Holdings DE, LLC and Teleios LS Holdings II DE, LLC (Teleios), which generate income through the purchase, monitoring, maintenance and maturity of life insurance policies. At the time the facility was executed, the Teleios entities were hedge funds in which Oaktree Capital Management L.P. or one of its affiliates was a controlling investor.
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of June 30, 2017 and December 31, 2016, outstanding advances by the Bank under the Teleios line of credit were $20.0 million and $15.0 million, respectively. During the six months ended June 30, 2017 and the year ended December 31, 2016, the largest aggregate amount of principal outstanding under the Teleios line of credit were $20.0 million and $15.0 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the six months ended June 30, 2017 and the year ended December 31, 2016, $0 and $2.0 million in principal, respectively, and $488 thousand and $462 thousand in interest, respectively, was paid by Teleios on the line of credit to the Bank.
Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $40.0 million (the Sabal repurchase facility) effective June 11, 2017, to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $100.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the six months ended June 30, 2017 and the year ended December 31, 2016, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $94.7 million and $55.1 million, respectively. The amount outstanding as of June 30, 2017 and December 31, 2016 was $24.3 million and $22.6 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $371.0 million and $514.1 million in principal, respectively, and $758 thousand and $1.1 million in interest, respectively, was paid by Sabal on the facility to the Bank during the six months ended June 30, 2017 and the year ended December 31, 2016.
Securities Purchase Agreement with Oaktree. As noted above, as reported in a Schedule 13G filed with the SEC on January 16, 2015, OCM owned 3,288,947 shares of the Company’s voting common stock. OCM purchased these shares from the Company on November 7, 2014 at a price of $9.78 per share pursuant to a securities purchase agreement entered into on April 22, 2014 (and amended on October 28, 2014) in order for the Company to raise a portion of the capital to be used to finance the BPNA Branch Acquisition, which was completed on November 8, 2014. In consideration for its commitment under the securities purchase agreement, OCM was paid at closing an equity support payment from the Company of $1.6 million.

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
As of June 30, 2017 and December 31, 2016, St. Cloud entities held $0 and $1 thousand, respectively, in deposits at the Bank.
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
NOTE 22 – LITIGATION
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
NOTE 23 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on June 30, 2017 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2017. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this Update provide guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Currently, Topic 805 does not specify the minimum inputs and processes required for a set to meet the definition of a business. This Update presents a more robust framework to use when an entity determines whether a set of assets and activities represents a business. Also, this Update sets forth more consistency in applying the guidance with a more operable definition of a business. Public business entities must prospectively apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this Update eliminate Step 2 from the goodwill impairment test when it is required. Instead, an entity must perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. For an impairment charge, an entity must recognize impairment by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Furthermore, this Update requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. A public business entity that is an SEC filer must adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal year beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09. “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting” The amendments in this Update provide guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under the new guidance, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. The new guidance is effective for all entities beginning after December 15, 2017 including interim periods within the fiscal year. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively to awards modified on or after the adoption date. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$10,365,768	$10,157,662	$10,365,768	$10,157,662
Cash and cash equivalents	511,190	271,732	511,190	271,732
Loans and leases receivable, net	5,913,952	6,198,632	5,913,952	6,198,632
Loans held-for-sale	278,824	476,928	278,824	476,928
Other real estate owned, net	3,267	429	3,267	429
Securities available-for-sale	2,915,103	1,302,785	2,915,103	1,302,785
Securities held-to-maturity	—	962,282	—	962,282
Bank owned life insurance	103,709	101,314	103,709	101,314
Time deposits in financial institutions	1,000	1,500	1,000	1,500
FHLB and other bank stock	63,438	81,115	63,438	81,115
Assets of discontinued operations	164,152	472,690	164,152	472,690
Deposits	8,044,911	7,928,956	8,044,911	7,928,956
Total borrowings	1,096,032	1,107,743	1,096,032	1,107,743
Liabilities of discontinued operation	17,229	24,104	17,229	24,104
Total stockholders' equity	1,006,292	939,884	1,006,292	939,884
Selected operations data:
Total interest and dividend income	$96,440	$90,929	$195,282	$171,991
Total interest expense	20,940	13,603	39,301	27,426
Net interest income	75,500	77,326	155,981	144,565
Provision for loan and lease losses	2,503	1,769	5,086	2,090
Net interest income after provision for loan and lease losses	72,997	75,557	150,895	142,475
Total noninterest income	5,707	22,903	20,610	44,096
Total noninterest expense	76,319	65,053	166,215	124,197
Income from continuing operations before income taxes	2,385	33,407	5,290	62,374
Income tax (benefit) expense	(12,753)	13,647	(19,224)	25,308
Income from continuing operations	15,138	19,760	24,514	37,066
Income (loss) from discontinued operations before income taxes	(4,991)	11,390	8,357	15,378
Income tax (benefit) expense	(2,110)	4,622	3,413	6,229
Income (loss) from discontinued operations	(2,881)	6,768	4,944	9,149
Net income	12,257	26,528	29,458	46,215
Dividends paid on preferred stock	5,113	5,114	10,226	9,689
Net income available to common stockholders	7,144	21,414	19,232	36,526
Basic earnings per total common share
Income from continued operations	$0.20	$0.30	$0.27	$0.60
Income (loss) from discontinued operations	(0.06)	0.14	$0.10	$0.21
Net income	0.14	0.44	$0.37	$0.81
Diluted earnings per total common share
Income from continued operations	$0.20	$0.29	$0.27	$0.59
Income (loss) from discontinued operations	(0.06)	0.14	$0.10	$0.20
Net income	0.14	0.43	$0.37	$0.79
Performance ratios of consolidated operations: (1)
Return on average assets	0.46%	1.06%	0.54%	0.98%
Return on average equity	4.85%	11.88%	5.89%	11.19%
Return on average tangible common equity (2)	4.51%	15.65%	6.11%	15.13%
Dividend payout ratio (3)	92.86%	27.27%	70.27%	29.63%
Net interest spread	2.90%	3.26%	2.97%	3.23%
Net interest margin (4)	3.09%	3.39%	3.14%	3.39%
Ratio of noninterest expense to average total assets	3.68%	4.00%	4.11%	4.03%
Efficiency ratio (5)	100.10%	68.24%	92.25%	70.32%
Efficiency ratio, as adjusted (2), (5)	80.51%	68.24%	79.51%	70.32%

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands, except per share data)
Average interest-earning assets to average interest-bearing liabilities	123.21%	123.90%	122.28%	124.70%
Asset quality ratios:
ALLL	$42,385	$37,483	$42,385	$37,483
Nonperforming loans and leases	9,064	45,012	9,064	45,012
Nonperforming assets	12,331	45,441	12,331	45,441
Nonperforming assets to total assets	0.12%	0.45%	0.12%	0.45%
ALLL to nonperforming loans and leases	467.62%	83.27%	467.62%	83.27%
ALLL to total loans and leases	0.71%	0.60%	0.71%	0.60%
Capital Ratios:
Average equity to average assets	9.48%	8.93%	9.21%	8.79%
Total stockholders' equity to total assets	9.71%	9.25%	9.71%	9.25%
Tangible common equity to tangible assets (2)	6.68%	6.09%	6.68%	6.09%
Book value per common share	$14.64	$13.51	$14.64	$13.51
Tangible common equity (TCE) per common share (2)	13.68	12.39	13.68	12.39
Book value per common share and per common share issuable under purchase contracts	14.64	13.45	14.64	13.45
TCE per common share and per common share issuable under purchase contracts (2)	13.68	12.34	13.68	12.34
Banc of California, Inc.
Total risk-based capital ratio	14.39%	13.45%	14.39%	13.45%
Tier 1 risk-based capital ratio	13.72%	13.14%	13.72%	13.14%
Common equity tier 1 capital ratio	9.83%	9.16%	9.83%	9.16%
Tier 1 leverage ratio	8.93%	8.87%	8.93%	8.87%
Banc of California, NA
Total risk-based capital ratio	16.13%	14.96%	16.13%	14.96%
Tier 1 risk-based capital ratio	15.45%	14.38%	15.45%	14.38%
Common equity tier 1 capital ratio	15.45%	14.38%	15.45%	14.38%
Tier 1 leverage ratio	10.05%	9.70%	10.05%	9.70%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See Non-GAAP Financial Measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

Non-GAAP Financial Measures
Under Item 10(e) of SEC Regulation S-K, public companies disclosing financial measures in filings with the SEC that are not calculated in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a presentation of the most directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP financial measure, as well as a statement of the reasons why the company’s management believes that presentation of the non-GAAP financial measure provides useful information to investors regarding the company’s financial condition and results of operations and, to the extent material, a statement of the additional purposes, if any, for which the company’s management uses the non-GAAP financial measure.
Return on average tangible common equity and efficiency ratio, as adjusted, tangible common equity to tangible assets, and tangible common equity per common share and tangible common equity per common share and per common share issuable under purchase contracts constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
Tangible common equity is calculated by subtracting preferred stock, goodwill, and other intangible assets from stockholders’ equity. Tangible assets is calculated by subtracting goodwill and other intangible assets from total assets. Banking regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution.
Adjusted efficiency ratio is calculated by subtracting loss on investments in alternative energy partnerships from noninterest expense and adding total pre-tax return, which includes the loss on investments in alternative energy partnerships, to the sum of net interest income and noninterest income (total revenue). Management believes the presentation of these financial measures adjusting the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results and operating performance of the Company.
This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Average total stockholders' equity	$1,014,267	$898,164	$1,008,060	$830,544
Less average preferred stock	(269,071)	(269,073)	(269,071)	(265,016)
Less average goodwill	(37,144)	(39,244)	(38,177)	(39,244)
Less average other intangible assets	(11,808)	(17,299)	(12,495)	(17,950)
Average tangible common equity	$696,244	$572,548	$688,317	$508,334

Net income	$12,257	$26,528	$29,458	$46,215
Less preferred stock dividends	(5,113)	(5,114)	(10,226)	(9,689)
Add amortization of intangible assets	1,056	1,322	2,146	2,644
Add impairment on intangible assets	—	—	336	—
Less tax effect on amortization and impairment of intangible assets (1)	(370)	(463)	(869)	(925)
Adjusted net income	$7,830	$22,273	$20,845	$38,245

Return on average equity	4.85%	11.88%	5.89%	11.19%
Return on average tangible common equity	4.51%	15.65%	6.11%	15.13%

(1)	Utilized a 35 percent tax rate

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Noninterest expense	$98,216	$100,075	$222,831	$189,175
Loss on investments in alternative energy partnerships	(9,761)	—	(18,443)	—
Total adjusted noninterest expense	$88,455	$100,075	$204,388	$189,175
Net interest income	$78,296	$81,037	$162,043	$151,454
Noninterest income	19,817	65,604	79,521	117,563
Total revenue	98,113	146,641	241,564	269,017
Tax credit from investments in alternative energy partnerships	15,681	—	24,510	—
Deferred tax expense on investments in alternative energy partnerships	(2,744)	—	(4,289)	—
Tax effect on tax credit and deferred tax expense	8,584	—	13,724	—
Loss on investments in alternative energy partnerships	(9,761)	—	(18,443)	—
Total pre-tax adjustments for investments in alternative energy partnerships	11,760	—	15,502	—
Total adjusted revenue	$109,873	$146,641	$257,066	$269,017

Efficiency ratio	100.10%	68.24%	92.25%	70.32%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	80.51%	68.24%	79.51%	70.32%

Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	39.89%	—%	40.43%	—%
Tangible Common Equity to Tangible Assets and Tangible Common Equity Per Common Share and Per Common Share Issuable under Purchase Contracts

	June 30,
	2017	2016
	($ in thousands)
Total stockholders' equity	$1,006,292	$939,884
Less goodwill	(37,144)	(39,244)
Less other intangible assets	(11,135)	(16,514)
Less preferred stock	(269,071)	(269,071)
TCE	$688,942	$615,055
Total assets	$10,365,768	$10,157,662
Less goodwill	(37,144)	(39,244)
Less other intangible assets	(11,135)	(16,514)
Tangible assets	$10,317,489	$10,101,904
Total stockholders' equity to total assets	9.71%	9.25%
TCE to tangible assets	6.68%	6.09%

Common shares outstanding	49,991,395	49,478,348
Class B non-voting non-convertible common shares outstanding	355,173	161,841
Total common shares outstanding	50,346,568	49,640,189
Minimum number of shares issuable under purchase contracts (1)	—	218,928
Total common shares outstanding and shares issuable under purchase contracts	50,346,568	49,859,117
Book value per common share	$14.64	$13.51
TCE per common share	$13.68	$12.39
Book value per common share and per common share issuable under purchase contracts	$14.64	$13.45
TCE per common share and per common share issuable under purchase contracts	$13.68	$12.34

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
The Bank is headquartered in Santa Ana, California and had 35 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties at June 30, 2017.
The Company is focused on California and core products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities.
As part of delivering on the Company's value proposition to clients, the Company offers a variety of financial products and services designed around our target client in order to serve all of their banking and financial needs. This includes both deposit products offered through the Company's multiple channels that include retail banking, business banking, institutional banking, and private banking, as well as lending products including jumbo residential mortgage lending, commercial lending, commercial real estate lending, multifamily lending, and specialty lending including SBA lending, and construction lending.
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
Highlights

•
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely reflected the Company's Mortgage Banking segment. The Company determined that the sale of our Mortgage Banking segment met the criteria to be classified as a discontinued operation. This transaction advanced our strategy to focus our business on core commercial banking opportunities in our California markets.

•
Income from continuing operations was $15.1 million for the three months ended June 30, 2017, a decrease of $4.6 million, or 23.4 percent, from $19.8 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, income from continuing operations was $24.5 million, a decrease of $12.6 million, or 33.9 percent, from $37.1 million for the six months ended June 30, 2016. Net income was $12.3 million for the three months ended June 30, 2017, a decrease of $14.3 million, or 53.8 percent, from $26.5 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net income was $29.5 million, a decrease of $16.8 million, or 36.3 percent, from $46.2 million for the six months ended June 30, 2016.

•
Return on average assets, on a consolidated operations basis, was 0.46 percent and 1.06 percent, respectively, for the three months ended June 30, 2017 and 2016, and 0.54 percent and 0.98 percent, respectively, for the six months ended June 30, 2017 and 2016. Return on average tangible common equity, on a consolidated operations basis, was 4.51 percent and 15.65 percent, respectively, for the three months ended June 30, 2017 and 2016, and 6.11 percent and 15.13 percent, respectively, for the six months ended June 30, 2017 and 2016.

•
Net interest income, on a consolidated operations basis, was $78.3 million for the three months ended June 30, 2017, a decrease of $2.7 million, or 3.4 percent, from $81.0 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net interest income was $162.0 million, an increase of $10.6 million, or 7.0 percent, from $151.5 million for the six months ended June 30, 2016. The increase was mainly due to a higher interest income from increased average interest-earning assets, partially offset by a higher interest expense from increased interest-bearing liabilities and a lower average yield on loans and leases. Net interest margin was 3.09 percent and 3.39 percent, respectively, for the three months ended June 30, 2017 and 2016, and 3.14 percent and 3.39 percent, respectively, for the six months ended June 30, 2017 and 2016.

•
Provision for loan and lease losses was $2.5 million for the three months ended June 30, 2017, an increase of $734 thousand, or 41.5 percent, from $1.8 million for the three months ended June 30, 2016. Provision for loan and lease losses was $5.1 million for the six months ended June 30, 2017, an increase of $3.0 million, or 143.3 percent, from $2.1 million for the six months ended June 30, 2016.

•
Noninterest income from continuing operations was $5.7 million for the three months ended June 30, 2017, a decrease of $17.2 million, or 75.1 percent, from $22.9 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, noninterest income from continuing operations was $20.6 million, a decrease of $23.5 million, or 53.3 percent, from $44.1 million for the six months ended June 30, 2016. The decrease in noninterest income was mainly due to a gain on sale of subsidiary during the 2016 periods and the decreases in net gain on sale of securities available-for-sale, loan brokerage income and other income, partially offset by increases in customer services fees and loan servicing income. Noninterest income from discontinued operations was $14.1 million for the three months ended June 30, 2017, a decrease of $28.6 million, or 67.0 percent, from $42.7 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, noninterest income from discontinued operations was $58.9 million, a decrease of $14.6 million, or 19.8 percent, from $73.5 million for the three months ended June 30, 2016. The decrease was mainly due to a decrease in net revenue from discontinued operations, partially offset by an increase in loan servicing income (loss) and a net gain on disposal of discontinued operations in 2017 periods.

•
Noninterest expense from continuing operations was $76.3 million for the three months ended June 30, 2017, an increase of $11.3 million, or 17.3 percent, from $65.1 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, noninterest expense from continuing operations was $166.2 million, an increase of $42.0 million, or 33.8 percent, from $124.2 million for the six months ended June 30, 2016. The increase was mainly due to the special investigation, pending SEC investigation and restructurings, as well as a recognition of loss on investments in alternative energy partnerships, during the 2017 periods. Noninterest expense from discontinued operations was $21.9 million for the three months ended June 30, 2017, a decrease of $13.1 million, or 37.5 percent, from $35.0 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, noninterest expense from discontinued operations was $56.6 million, a decrease of $8.4 million, or 12.9 percent, from $65.0 million for the six months ended June 30, 2016. The decrease was mainly due to decreases in salaries and employee benefits, occupancy and equipment, data processing and advertising, partially offset by increases in professional fees and outside services fees and a restructuring expense for the three and six months ended June 30, 2017.

•
Income tax (benefit) expense from consolidated operations was $(14.9) million and $18.3 million, respectively, for the three months ended June 30, 2017 and 2016, and $(15.8) million and $31.5 million, respectively, for the six months ended June 30, 2017 and 2016. Income tax benefits in 2017 periods were mainly due to the recognition of tax credits from the investments in alternative energy partnerships of $15.7 million and $24.5 million, respectively, for the three and six months ended June 30, 2017.

•
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships was 80.51 percent and 79.51 percent, respectively, for the three and six months ended June 30, 2017, compared to 68.24 percent and 70.32 percent, respectively, for the three and six months ended June 30, 2016. The changes in the 2017 periods were mainly due to the higher increase in noninterest expense than the increase in total revenue.

•
Total assets were $10.37 billion at June 30, 2017, a decrease of $664.1 million, or 6.0 percent, from $11.03 billion at December 31, 2016. Average total assets were $10.70 billion for the three months ended June 30, 2017, an increase of $635.8 million, or 6.3 percent, from $10.06 billion for the three months ended June 30, 2016. For the six months ended June 30, 2017, average total assets were $10.94 billion, an increase of $1.49 billion, or 15.8 percent, from $9.45 billion for the six months ended June 30, 2016.

•
Loans and leases receivable, net of ALLL were $5.91 billion at June 30, 2017, a decrease of $80.4 million, or 1.3 percent, from $5.99 billion at December 31, 2016. Loans held-for-sale, on a consolidated operations basis, were $439.6 million at June 30, 2017, a decrease of $265.0 million, or 37.6 percent, from $704.7 million at December 31, 2016. Average total loans and leases were $6.64 billion for the three months ended June 30, 2017, a decrease of $23.7 million, or 0.4 percent, from $6.66 billion for the three months ended June 30, 2016. For the six months ended June 30, 2017, average total loans and leases were $6.71 billion, an increase of $382.6 million, or 6.0 percent, from $6.33 billion for the six months ended June 30, 2016.

•
Total deposits were $8.04 billion at June 30, 2017, a decrease of $1.10 billion, or 12.0 percent, from $9.14 billion at December 31, 2016. The decrease was mainly due to a planned reduction of brokered deposits and outflows from the Company's private banking, institutional banking and commercial banking business units. Average total deposits were $8.24 billion for the three months ended June 30, 2017, an increase of $1.34 billion, or 19.4 percent, from $6.90 billion for the three months ended June 30, 2016. For the six months ended June 30, 2017, average total deposits were $8.57 billion, an increase of $1.84 billion, or 27.3 percent, from $6.73 billion for the six months ended June 30, 2016.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Interest and dividend income	$96,440	$90,929	$195,282	$171,991
Interest expense	20,940	13,603	39,301	27,426
Net interest income	75,500	77,326	155,981	144,565
Provision for loan and lease losses	2,503	1,769	5,086	2,090
Noninterest income	5,707	22,903	20,610	44,096
Noninterest expense	76,319	65,053	166,215	124,197
Income from continuing operations before income taxes	2,385	33,407	5,290	62,374
Income tax (benefit) expense	(12,753)	13,647	(19,224)	25,308
Income from continuing operations	15,138	19,760	24,514	37,066
Income (loss) from discontinued operations before income taxes	(4,991)	11,390	8,357	15,378
Income tax (benefit) expense	(2,110)	4,622	3,413	6,229
Income (loss) from discontinued operations	(2,881)	6,768	4,944	9,149
Net income	12,257	26,528	29,458	46,215
Preferred stock dividends	5,113	5,114	10,226	9,689
Net income available to common stockholders	$7,144	$21,414	$19,232	$36,526
Basic earnings per total common share
Income from continuing operations	$0.20	$0.30	$0.27	$0.60
Income (loss) from discontinued operations	(0.06)	0.14	0.10	0.21
Net income	$0.14	$0.44	$0.37	$0.81
Diluted earnings per total common share
Income from continuing operations	$0.20	$0.29	$0.27	$0.59
Income (loss) from discontinued operations	(0.06)	0.14	0.10	0.20
Net income	$0.14	$0.43	$0.37	$0.79
Income from continuing operations was $15.1 million for the three months ended June 30, 2017, a decrease of $4.6 million, or 23.4 percent, from $19.8 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, income from continuing operations was $24.5 million, a decrease of $12.6 million, or 33.9 percent, from $37.1 million for the six months ended June 30, 2016. Net income was $12.3 million for the three months ended June 30, 2017, a decrease of $14.3 million, or 53.8 percent, from $26.5 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net income was $29.5 million, a decrease of $16.8 million, or 36.3 percent, from $46.2 million for the six months ended June 30, 2016.
Consolidated Statement of Operations of Consolidated Operations
The following table presents a reconciliation of Consolidated Statement of Operations of consolidated operations for the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Continuing Operations	Discontinued Operations	Consolidated Operations	Continuing Operations	Discontinued Operations	Consolidated Operations
	(In thousands)
Interest and dividend income	$96,440	$2,796	$99,236	$195,282	$6,062	$201,344
Interest expense	20,940	—	20,940	39,301	—	39,301
Net interest income	75,500	2,796	78,296	155,981	6,062	162,043
Provision for loan and lease losses	2,503	—	2,503	5,086	—	5,086
Noninterest income	5,707	14,110	19,817	20,610	58,911	79,521
Noninterest expense	76,319	21,897	98,216	166,215	56,616	222,831
Income from continuing operations before income taxes	2,385	(4,991)	(2,606)	5,290	8,357	13,647
Income tax (benefit) expense	(12,753)	(2,110)	(14,863)	(19,224)	3,413	(15,811)
Net income	$15,138	$(2,881)	$12,257	$24,514	$4,944	$29,458

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,639,666	$72,457	4.38%	$6,663,340	$73,743	4.45%
Securities	3,004,551	24,996	3.34%	2,696,524	19,393	2.89%
Other interest-earning assets (2)	517,349	1,783	1.38%	260,073	1,504	2.33%
Total interest-earning assets	10,161,566	99,236	3.92%	9,619,937	94,640	3.96%
ALLL	(42,896)			(37,637)
BOLI and non-interest earning assets (3)	578,333			478,937
Total assets	$10,697,003			$10,061,237
Interest-bearing liabilities:
Savings	$1,002,797	2,262	0.90%	$866,051	1,603	0.74%
Interest-bearing checking	2,013,751	3,609	0.72%	1,981,702	3,135	0.64%
Money market	2,359,173	5,482	0.93%	1,672,662	1,962	0.47%
Certificates of deposit	1,606,270	3,589	0.90%	1,176,478	1,685	0.58%
FHLB advances	990,780	2,774	1.12%	1,663,791	1,966	0.48%
Securities sold under repurchase agreements	34,298	180	2.11%	210,299	389	0.74%
Long term debt and other interest-bearing liabilities	240,201	3,044	5.08%	193,144	2,863	5.96%
Total interest-bearing liabilities	8,247,270	20,940	1.02%	7,764,127	13,603	0.70%
Noninterest-bearing deposits	1,261,338			1,205,987
Non-interest-bearing liabilities	174,128			192,959
Total liabilities	9,682,736			9,163,073
Total stockholders’ equity	1,014,267			898,164
Total liabilities and stockholders’ equity	$10,697,003			$10,061,237
Net interest income/spread		$78,296	2.90%		$81,037	3.26%
Net interest margin (4)			3.09%			3.39%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees of $372 thousand and $294 thousand and accretion of discount on purchased loans of $2.2 million and $10.5 million for the three months ended June 30, 2017 and 2016, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $103.3 million and $100.9 million for the three months ended June 30, 2017 and 2016, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,711,938	$145,230	4.36%	$6,329,388	$140,887	4.48%
Securities	3,189,596	52,235	3.30%	2,412,703	35,440	2.95%
Other interest-earning assets (2)	508,784	3,879	1.54%	239,961	2,553	2.14%
Total interest-earning assets	10,410,318	201,344	3.90%	8,982,052	178,880	4.00%
ALLL	(42,095)			(36,606)
BOLI and non-interest earning assets (3)	573,323			501,760
Total assets	$10,941,546			$9,447,206
Interest-bearing liabilities:
Savings	$1,022,305	4,555	0.90%	$850,508	3,175	0.75%
Interest-bearing checking	2,011,303	7,023	0.70%	1,941,268	6,378	0.66%
Money market	2,546,452	10,173	0.81%	1,554,997	3,641	0.47%
Certificates of deposit	1,770,916	7,151	0.81%	1,167,690	3,298	0.57%
FHLB advances	902,105	4,197	0.94%	1,309,725	3,228	0.50%
Securities sold under repurchase agreements	18,300	186	2.05%	150,347	549	0.73%
Long term debt and other interest-bearing liabilities	242,110	6,016	5.01%	228,400	7,157	6.30%
Total interest-bearing liabilities	8,513,491	39,301	0.93%	7,202,935	27,426	0.77%
Noninterest-bearing deposits	1,221,530			1,218,489
Non-interest-bearing liabilities	198,465			195,238
Total liabilities	9,933,486			8,616,662
Total stockholders’ equity	1,008,060			830,544
Total liabilities and stockholders’ equity	$10,941,546			$9,447,206
Net interest income/spread		$162,043	2.97%		$151,454	3.23%
Net interest margin (4)			3.14%			3.39%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees of $161 thousand and $379 thousand and accretion of discount on purchased loans of $4.2 million and $21.1 million for the six months ended June 30, 2017 and 2016, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $103.0 million and $100.6 million for the six months ended June 30, 2017 and 2016, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest and dividend income:
Total loans and leases	$(237)	$(1,049)	$(1,286)	$8,229	$(3,886)	$4,343
Securities	2,371	3,232	5,603	12,273	4,522	16,795
Other interest-earning assets	1,070	(791)	279	2,203	(877)	1,326
Total interest and dividend income	$3,204	$1,392	$4,596	$22,705	$(241)	$22,464
Interest expense:
Savings	$278	$381	$659	$693	$687	$1,380
Interest-bearing checking	54	420	474	241	404	645
Money market	1,040	2,480	3,520	3,060	3,472	6,532
Certificates of deposit	758	1,146	1,904	2,123	1,730	3,853
FHLB advances	(1,047)	1,855	808	(1,240)	2,209	969
Securities sold under repurchase agreements	(513)	304	(209)	(762)	399	(363)
Long term debt and other interest-bearing liabilities	640	(459)	181	404	(1,545)	(1,141)
Total interest expense	1,210	6,127	7,337	4,519	7,356	11,875
Net interest income	$1,994	$(4,735)	$(2,741)	$18,186	$(7,597)	$10,589
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net interest income was $78.3 million for the three months ended June 30, 2017, a decrease of $2.7 million, or 3.4 percent, from $81.0 million for the three months ended June 30, 2016. The decrease in net interest income from the prior period was largely due to higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases and other interest-earning assets, partially offset by higher interest income from higher average balances of interest-earning assets and higher average yield on securities.
Interest income on total loans and leases was $72.5 million for the three months ended June 30, 2017, a decrease of $1.3 million, or 1.7 percent, from $73.7 million for the three months ended June 30, 2016. The decrease in interest income on loans and leases was due to a $23.7 million decrease in average total loans and leases and a 7 basis points (bps) decrease in average yield. The decrease in average balance was due mainly to sales of the Company's lease financing portfolio and seasoned SFR mortgage loan pools during the second half of 2016. The decrease in average yield was mainly due to the sale of the Company's lease financing portfolio, which earned a higher yield than other loan portfolios, and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases, due to sales in 2016, where discounts on these pools generate additional interest income. The discount accretion totaled $2.2 million and $10.5 million for the three months ended June 30, 2017 and 2016, respectively.
Interest income on securities was $25.0 million for the three months ended June 30, 2017, an increase of $5.6 million, or 28.9 percent, from $19.4 million for the three months ended June 30, 2016. The increase in interest income on securities was due to a $308.0 million increase in average balance and a 45 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to deploy the proceeds from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities.
Dividends and interest income on other interest-earning assets was $1.8 million for the three months ended June 30, 2017, an increase of $279 thousand, or 18.6 percent, from $1.5 million for the three months ended June 30, 2016. The increase in dividends and interest income on other interest-earning assets was due to a $257.3 million increase in average balance, partially offset by a 95 bps decrease in average yield. The increase in average balance was mainly due to the excess cash from the common stock offerings during the second quarter of 2016 and deposit increase. The decrease in average yield was mainly due to an increase in interest-earning deposits in financial institutions, which earn lower yields than other interest-earning assets, and increases in dividend income from FHLB and FRB stock.

Interest expense on interest-bearing deposits was $14.9 million for the three months ended June 30, 2017, an increase of $6.6 million, or 78.2 percent, from $8.4 million for the three months ended June 30, 2016. The increase in interest expense on interest-bearing deposits resulted from a $1.29 billion increase in average balance and a 27 bps increase in average cost. The increase in average balance was mainly due to strong deposit growth across the Company's business units as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to maintain a sufficient level of deposit funding.
Interest expense on FHLB advances was $2.8 million for the three months ended June 30, 2017, an increase of $808 thousand, or 41.1 percent, from $2.0 million for the three months ended June 30, 2016. The increase was due mainly to a 64 bps increase in average cost, partially offset by a $673.0 million decrease in average balance. The increase in average cost was due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $180 thousand for the three months ended June 30, 2017, a decrease of $209 thousand, or 53.7 percent, from $389 thousand for the three months ended June 30, 2016. The Company utilized a decreased amount of repurchase agreements during the three months ended June 30, 2017.
Interest expense on long term debt and other interest-bearing liabilities was $3.0 million for the three months ended June 30, 2017, an increase of $181 thousand, or 6.3 percent, from $2.9 million for the three months ended June 30, 2016. The increase was mainly due to a higher utilization of a line of credit with an unaffiliated third party financial institution that was voluntarily terminated by the Company on June 30, 2017, partially offset by a maturity of amortizing debt during the three months ended June 30, 2017.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net interest income was $162.0 million for the six months ended June 30, 2017, an increase of $10.6 million, or 7.0 percent, from $151.5 million for the six months ended June 30, 2016. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Interest income on total loans and leases was $145.2 million for the six months ended June 30, 2017, an increase of $4.3 million, or 3.1 percent, from $140.9 million for the six months ended June 30, 2016. The increase in interest income on loans and leases was due to a $382.6 million increase in average total loans and leases, partially offset by a 12 bps decrease in average yield. The increase in average balance was due mainly to an increase in loan and lease originations, partially offset by sales of the Company's lease financing portfolio during the first quarter of 2017 and seasoned SFR mortgage loan pools during the second half of 2016. The decrease in average yield was mainly due to the sale of the Company's lease financing portfolio, which earned a higher yield than other loan portfolios, and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases, due to sales in 2016, where discounts on these pools generate additional interest income. The discount accretion totaled $4.2 million and $21.1 million for the six months ended June 30, 2017 and 2016, respectively.
Interest income on securities was $52.2 million for the six months ended June 30, 2017, an increase of $16.8 million, or 47.4 percent, from $35.4 million for the six months ended June 30, 2016. The increase in interest income on securities was due to a $776.9 million increase in average balance and a 35 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to deploy the proceeds from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities.
Dividends and interest income on other interest-earning assets was $3.9 million for the six months ended June 30, 2017, an increase of $1.3 million, or 51.9 percent, from $2.6 million for the six months ended June 30, 2016. The increase in dividends and interest income on other interest-earning assets was due to a $268.8 million increase in average balance, partially offset by a 60 bps decrease in average yield. The increase in average balance was mainly due to the excess cash from the common stock offerings during the second quarter of 2016 and deposit increase. The decrease in average yield was mainly due to an increase in interest-earning deposits in financial institutions, which earn lower yields than other interest-earning assets.
Interest expense on interest-bearing deposits was $28.9 million for the six months ended June 30, 2017, an increase of $12.4 million, or 75.2 percent, from $16.5 million for the six months ended June 30, 2016. The increase in interest expense on interest-bearing deposits resulted from a $1.84 billion increase in average balance and a 19 bps increase in average cost. The increase in average balance was mainly due to strong deposit growth across the Company's business units as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to maintain a sufficient level of deposit funding.

Interest expense on FHLB advances was $4.2 million for the six months ended June 30, 2017, an increase of $969 thousand, or 30.0 percent, from $3.2 million for the six months ended June 30, 2016. The increase was due mainly to a 44 bps increase in average cost, partially offset by a $407.6 million decrease in average balance. The increase in average cost was due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $186 thousand for the six months ended June 30, 2017, a decrease of $363 thousand, or 66.1 percent, from $549 thousand for the six months ended June 30, 2016. The Company utilized a decreased amount of repurchase agreements during the six months ended June 30, 2017.
Interest expense on long term debt and other interest-bearing liabilities was $6.0 million for the six months ended June 30, 2017, a decrease of $1.1 million, or 15.9 percent, from $7.2 million for the six months ended June 30, 2016. The decrease was due mainly to the redemption of the Senior Notes I during the second quarter of 2016, maturity of amortizing debt during the second quarter of 2017, partially offset by a higher utilization of line of credit with an unaffiliated third party financial institution.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect inherent credit losses in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $2.5 million and $1.8 million, respectively, for the three months ended June 30, 2017 and 2016, and $5.1 million and $2.1 million, respectively, for the six months ended June 30, 2017 and 2016. The increase was mainly due to increases in commercial and industrial loans, construction loans and multi-family loans, partially offset by decreases in SFR mortgage loans and lease financing.
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
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Customer service fees	$1,669	$1,173	$3,292	$2,021
Loan servicing income (loss)	132	(1,935)	2,888	(4,140)
Income from bank owned life insurance	616	580	1,197	1,143
Net gain on sale of securities available-for-sale	1,099	12,824	4,455	29,613
Net gain on sale of loans	983	2,147	5,002	4,342
Loan brokerage income	34	721	1,061	1,622
Gain on sale of subsidiary	—	3,694	—	3,694
Other income	1,174	3,699	2,715	5,801
Total noninterest income	$5,707	$22,903	$20,610	$44,096
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Noninterest income was $5.7 million for the three months ended June 30, 2017, a decrease of $17.2 million, or 75.1 percent, from $22.9 million for the three months ended June 30, 2016. The decrease in noninterest income was mainly due to a gain on sale of subsidiary during the three months ended June 30, 2016 and the decreases in net gain on sale of securities available-for-sale, net gain on sale of loans, loan brokerage income and other income, partially offset by increases in customer services fees and loan servicing income.
Customer service fees were $1.7 million for the three months ended June 30, 2017, an increase of $496 thousand, or 42.3 percent, from $1.2 million for the three months ended June 30, 2016. The increase was mainly due to the increase in average deposit balances.
Loan servicing income (loss) was $132 thousand for the three months ended June 30, 2017, an increase of $2.1 million, or 106.8 percent, from $(1.9) million for the three months ended June 30, 2016. On a consolidated operations basis, total income (loss) from servicing rights was $132 thousand and $(3.3) million, respectively, for the three months ended June 30, 2017 and 2016. The increase was mainly due to a decrease in losses on the fair value of mortgage servicing rights, partially offset by a decrease in servicing fees from the increased volume of loans sold with servicing retained. Losses on fair value and runoff of servicing assets were $4.5 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively. Servicing fees were $4.6 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively, and the decrease in servicing fees was due to lower unpaid principal balances of loans sold with servicing retained as a result of discontinued operations.
Net gain on sale of securities available-for-sale was $1.1 million for the three months ended June 30, 2017, compared to $12.8 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, the Company sold $431.1 million of securities available-for-sale, as compared to $1.30 billion of securities available-for-sale during the three months ended June 30, 2016. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment, reduce the overall duration of its securities portfolio and enhance the consistency and predictability of its earnings during the three months ended June 30, 2017.
Net gain on sale of loans was $1.0 million for the three months ended June 30, 2017, a decrease of $1.2 million from $2.1 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, the Company sold jumbo SFR mortgage loans of $271.5 million with a gain of $96 thousand, SBA loans of $9.5 million with a gain of $887 thousand, and other loans of $6.6 million with a gain of $0. During the three months ended June 30, 2016, the Company sold jumbo SFR mortgage loans of $112.5 million with a gain of $1.5 million, SBA loans of $4.4 million with a gain of $348 thousand, and lease financing of $10.8 million with a gain of $345 thousand.
Loan brokerage income was $34 thousand for the three months ended June 30, 2017, a decrease of $687 thousand, or 95.3 percent, from $721 thousand for the three months ended June 30, 2016. The decrease was mainly due to a decrease in the volume of brokered loans.
Gain on sale of a subsidiary of $3.7 million was recognized during the three months ended June 30, 2016. The Company completed the sale of all of its membership interests in The Palisades Group on May 5, 2016.

Other income was $1.2 million for the three months ended June 30, 2017, a decrease of $2.5 million, or 68.3 percent, from $3.7 million for the three months ended June 30, 2016. The decrease was mainly due to a decrease in advisory service fees and a legal settlement received during the three months ended June 30, 2016. The decrease in advisory service fees was due to the sale of The Palisades Group on May 5, 2016. The Company does not expect to have advisory service fee income in future periods.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Noninterest income was $20.6 million for the six months ended June 30, 2017, a decrease of $23.5 million, or 53.3 percent, from $44.1 million for the six months ended June 30, 2016. The decrease in noninterest income was mainly due to a gain on sale of subsidiary during the six months ended June 30, 2016 and decreases in net gain on sale of securities available-for-sale, loan brokerage income and other income, partially offset by increases in customer services fees and loan servicing income and net gain on sale of loans.
Customer service fees were $3.3 million for the six months ended June 30, 2017, an increase of $1.3 million, or 62.9 percent, from $2.0 million for the six months ended June 30, 2016. The increase was mainly due to the increase in average deposit balances.
Loan servicing income (loss) was $2.9 million for the six months ended June 30, 2017, an increase of $7.0 million, or 169.8 percent, from $(4.1) million for the six months ended June 30, 2016. On a consolidated operations basis, total income (loss) from servicing rights was $4.4 million and $(8.6) million, respectively, for the six months ended June 30, 2017 and 2016. The increase was mainly due to a decrease in losses on the fair value of mortgage servicing rights and an increase in servicing fees from the increased volume of loans sold with servicing retained. Losses on fair value and runoff of servicing assets were $6.4 million and $18.7 million for the six months ended June 30, 2017 and 2016, respectively. Servicing fees were $10.8 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively, and the increase in servicing fees was due to higher average unpaid principal balances of loans sold with servicing retained.
Net gain on sale of securities available-for-sale was $4.5 million for the six months ended June 30, 2017, compared to $29.6 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company sold $806.3 million of securities available-for-sale, as compared to $3.53 billion of securities available-for-sale during the six months ended June 30, 2016. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment, reduce the overall duration of its securities portfolio and enhance the consistency and predictability of its earnings during the six months ended June 30, 2017.
Net gain on sale of loans was $5.0 million for the six months ended June 30, 2017, an increase of $660 thousand from $4.3 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company sold jumbo SFR mortgage loans of $616.7 million with a gain of $2.9 million, SBA loans of $18.5 million with a gain of $1.8 million, and other loans of $14.6 million with a gain of $421 thousand. During the six months ended June 30, 2016, the Company sold jumbo SFR mortgage loans of $205.3 million with a gain of $2.6 million, SBA loans of $18.5 million with a gain of $1.4 million, and lease financing of $10.8 million with a gain of $345 thousand.
Loan brokerage income was $1.1 million for the six months ended June 30, 2017, a decrease of $561 thousand, or 34.6 percent, from $1.6 million for the six months ended June 30, 2016. The decrease was mainly due to a decrease in the volume of brokered loans.
Gain on sale of a subsidiary of $3.7 million was recognized during the six months ended June 30, 2016. The Company completed the sale of all of its membership interests in The Palisades Group on May 5, 2016.
Other income was $2.7 million for the six months ended June 30, 2017, a decrease of $3.1 million, or 53.2 percent, from $5.8 million for the six months ended June 30, 2016. The decrease was mainly due to a decrease in advisory service fees and a legal settlement received during the six months ended June 30, 2016. The decrease in advisory service fees was due to the sale of The Palisades Group on May 5, 2016. The Company does not expect to have advisory service fee income in future periods.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Salaries and employee benefits	33,348	32,745	65,791	66,214
Occupancy and equipment	9,776	9,057	20,444	17,998
Professional fees	11,794	6,426	26,867	12,329
Outside service fees	1,119	2,020	3,002	3,645
Data processing	2,246	2,156	4,425	3,842
Advertising	1,117	1,229	2,842	2,215
Regulatory assessments	1,140	1,879	3,581	3,615
Loss on investments in alternative energy partnerships	9,761	—	18,443	—
Reversal for loan repurchases	(403)	(141)	(728)	(500)
Amortization of intangible assets	1,056	1,322	2,146	2,644
Impairment on intangible assets	—	—	336	—
Restructuring expense	82	—	5,369	—
All other expense	5,283	8,360	13,697	12,195
Total noninterest expense	$76,319	$65,053	$166,215	$124,197
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Noninterest expense was $76.3 million for the three months ended June 30, 2017, an increase of $11.3 million, or 17.3 percent, from $65.1 million for the three months ended June 30, 2016. The increase was mainly due to the special committee and governmental investigations and an increase in expense related to a recognition of loss on investments in alternative energy partnerships during the three months ended June 30, 2017.
Total salaries and employee benefits was $33.3 million for the three months ended June 30, 2017, an increase of $603 thousand, or 1.8 percent, from $32.7 million for the three months ended June 30, 2016. The increase was mainly due to increases in salaries, temporary staff and vacation accrual, and a decrease in direct loan origination cost, partially offset by decreases in commissions, share-based compensation expense, and premiums on medical and workers' compensation insurance.
Occupancy and equipment expenses were $9.8 million for the three months ended June 30, 2017, an increase of $719 thousand, or 7.9 percent, from $9.1 million for the three months ended June 30, 2016. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the new headquarters building in Santa Ana.
Professional fees were $11.8 million for the three months ended June 30, 2017, an increase of $5.4 million, or 83.5 percent, from $6.4 million for the three months ended June 30, 2016. The increase was mainly due to the special committee investigation, pending SEC investigation and increased audit fees.
Outside service fees were $1.1 million for the three months ended June 30, 2017, a decrease of $901 thousand, or 44.6 percent, from $2.0 million for the three months ended June 30, 2016. The decrease was mainly due to a decrease in loan sub-servicing expenses resulting from sales of seasoned SFR mortgage loan pools.
Data processing expense was $2.2 million for the three months ended June 30, 2017, an increase of $90 thousand, or 4.2 percent, from $2.2 million for the three months ended June 30, 2016. The increase was mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $1.1 million for the three months ended June 30, 2017, a decrease of $112 thousand, or 9.1 percent, from $1.2 million for the three months ended June 30, 2016. The decrease was mainly due to a decrease in marketing and advertising expenses as a result of the Company's effort to reduce overhead cost, partially offset by an increase in sponsorships to enhance the Company's CRA activities.
Regulatory assessments were $1.1 million for the three months ended June 30, 2017, a decrease of $739 thousand, or 39.3 percent, from $1.9 million for the three months ended June 30, 2016. The decrease was mainly due to a year-to-date true-up adjustment made to the regulatory assessments during the three months ended June 30, 2017.
Loss on investments in alternative energy partnerships of $9.8 million was recognized during the three months ended June 30, 2017, with no similar transaction during the three months ended June 30, 2016.

Reversal for loan repurchases was $403 thousand and $141 thousand for the three months ended June 30, 2017 and 2016, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $673 thousand and $992 thousand during the three months ended June 30, 2017 and 2016, respectively. Total provision for loan repurchases were $270 thousand and $851 thousand for the three months ended June 30, 2017 and 2016, respectively. The decrease in the initial provision was mainly due to a decrease in volume of loans sold and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $1.1 million for the three months ended June 30, 2017, a decrease of $266 thousand, or 20.1 percent, from $1.3 million for the three months ended June 30, 2016. The decrease was mainly due to an impairment on customer relationship intangible during the three months ended March 31, 2017 and no new additional intangible assets during the periods.
The Company recognized additional restructuring expense of $82 thousand during the three months ended June 30, 2017. In connection with the sale of the Banc Home Loans division and additional cost reduction initiatives, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
Other expenses were $5.3 million for the three months ended June 30, 2017, a decrease of $3.1 million, or 36.8 percent, from $8.4 million for the three months ended June 30, 2016. The decrease was mainly due to a cost of $2.7 million for the redemption of the Senior Notes I during the three months ended June 30, 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Noninterest expense was $166.2 million for the six months ended June 30, 2017, an increase of $42.0 million, or 33.8 percent, from $124.2 million for the six months ended June 30, 2016. The increase was mainly due to the special committee and governmental investigations and restructuring, as well as an increase in expense related to a recognition of loss on investments in alternative energy partnerships, during the six months ended June 30, 2017.
Total salaries and employee benefits was $65.8 million for the six months ended June 30, 2017, a decrease of $423 thousand, or 0.6 percent, from $66.2 million for the six months ended June 30, 2016. The decrease was due mainly to a reversal of bonus accrual, partially offset by increases in salaries, temporary staff and vacation accrual, and a decrease in direct loan origination cost. At December 31, 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances, was determined to be a change in estimate.
Occupancy and equipment expenses were $20.4 million for the six months ended June 30, 2017, an increase of $2.4 million, or 13.6 percent, from $18.0 million for the six months ended June 30, 2016. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the new headquarters building in Santa Ana.
Professional fees were $26.9 million for the six months ended June 30, 2017, an increase of $14.5 million, or 117.9 percent, from $12.3 million for the six months ended June 30, 2016. The increase was mainly due to the special committee investigation, pending SEC investigation and increased audit fees.
Outside service fees were $3.0 million for the six months ended June 30, 2017, a decrease of $643 thousand, or 17.6 percent, from $3.6 million for the six months ended June 30, 2016. The decrease was mainly due to a decrease in loan sub-servicing expenses resulting from sales of seasoned SFR mortgage loan pools.
Data processing expense was $4.4 million for the six months ended June 30, 2017, an increase of $583 thousand, or 15.2 percent, from $3.8 million for the six months ended June 30, 2016. The increase was mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $2.8 million for the six months ended June 30, 2017, an increase of $627 thousand, or 28.3 percent, from $2.2 million for the six months ended June 30, 2016. The increase was mainly due to an increase in sponsorships to enhance the Company's CRA activities.
Regulatory assessments were $3.6 million for the six months ended June 30, 2017, a decrease of $34 thousand, or 0.9 percent, from $3.6 million for the six months ended June 30, 2016. The Company's year-over-year change in balance sheet was immaterial and resulted a similar level of regulatory assessments.
Loss on investments in alternative energy partnerships of $18.4 million was recognized during the six months ended June 30, 2017, with no similar transaction during the six months ended June 30, 2016.

Reversal for loan repurchases was $728 thousand and $500 thousand for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $1.5 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively. Total provision for loan repurchases were $787 thousand and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in the initial provision was mainly due to a decrease in volume of loans sold and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $2.1 million for the six months ended June 30, 2017, a decrease of $498 thousand, or 18.8 percent, from $2.6 million for the six months ended June 30, 2016. The decrease was mainly due to an impairment on customer relationship intangible without additional new intangible assets.
The Company recognized restructuring expense of $5.4 million during the six months ended June 30, 2017. In connection with the sale of the Banc Home Loans division and additional cost reduction initiatives, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
Other expenses were $13.7 million for the six months ended June 30, 2017, an increase of $1.5 million, or 12.3 percent, from $12.2 million for the six months ended June 30, 2016. The increase was mainly due to increases in loan related expense and reserve for unfunded loan commitments due to the increased loan volume, partially offset by a cost of $2.7 million for the redemption of the Senior Notes I during the six months ended June 30, 2016.
Income Tax Expense
For the three months ended June 30, 2017 and 2016, income tax (benefit) expense, on a consolidated operations basis, was $(14.9) million and $18.3 million, respectively, and the effective tax rate was 570.3 percent and 40.8 percent, respectively. For the six months ended June 30, 2017 and 2016, income tax (benefit) expense, on a consolidated operations basis, was $(15.8) million and $31.5 million, respectively, and the effective tax rate was (115.9) percent and 40.6 percent, respectively. The Company recognized income tax benefits for 2017 periods due mainly to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $15.7 million and $24.5 million, respectively, for the three and six months ended June 30, 2017. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
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
Interest Income
Interest income of discontinued operations was $2.8 million for the three months ended June 30, 2017, a decrease of $915 thousand, or 24.7 percent, from $3.7 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, interest income of discontinued operations was $6.1 million, a decrease of $827 thousand, or 12.0 percent, from $6.9 million for the six months ended June 30, 2016. The decrease was mainly due to a decrease in average balance of loans held-for-sale of discontinued operations.

Noninterest Income
Noninterest income of discontinued operations was $14.1 million for the three months ended June 30, 2017, a decrease of $28.6 million, or 67.0 percent, from $42.7 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, noninterest income of discontinued operations was $58.9 million, a decrease of $14.6 million, or 19.8 percent, from $73.5 million for the six months ended June 30, 2016. The decrease was mainly due to a decrease in net revenue from discontinued operations, partially offset by an increase in loan servicing income (loss) and a net gain on disposal of discontinued operations in 2017 periods.
Net gain on disposal of discontinued operations was $236 thousand and $13.5 million for the three and six months ended June 30, 2017, respectively.
Loan servicing income (loss) was $0 and $1.6 million, respectively, for the three and six months ended June 30, 2017, compared to $(1.4) million and $(4.5) million, respectively, for the three and six months ended June 30, 2016. The increase was mainly due to high losses recognized on the fair value and runoff of servicing rights during the 2016 periods.
Net revenue on mortgage banking activities was $13.6 million and $43.1 million, respectively, for the three and six months ended June 30, 2017, compared to $43.8 million and $77.5 million, respectively, for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2017, the Bank originated $575.5 million and $1.51 billion, respectively, and sold $814.1 million and $1.75 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $11.4 million and 1.98 percent, respectively, and loan origination fees were $2.3 million for the three months ended June 30, 2017. For the six months ended June 30, 2017, the net gain and margin were $37.6 million and 2.5 percent, respectively, and loan origination fees were $5.4 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $3.8 million and $11.1 million, respectively, for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Bank originated $1.28 billion and $2.30 billion, respectively, and sold $1.30 billion and $2.27 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $38.9 million and 3.05 percent, respectively, and loan origination fees were $4.9 million for the three months ended June 30, 2016. For the six months ended June 30, 2016, the net gain and margin were $68.6 million and 2.98 percent, respectively, and loan origination fees were $8.9 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $12.4 million and $20.8 million, respectively, for the three and six months ended June 30, 2016, respectively.
Noninterest Expense
Noninterest expense of discontinued operations was $21.9 million and $56.6 million, respectively, for the three and six months ended June 30, 2017, compared to $35.0 million and $65.0 million, respectively, for the three and six months ended June 30, 2016. The decrease was mainly due to decreases in salaries and employee benefits, occupancy and equipment, data processing and advertising, partially offset by increases in professional fees and outside services fees and a restructuring expense for the three and six months ended June 30, 2017.
Restructuring expense was $297 thousand and $3.5 million, respectively, for the three and six months ended June 30, 2017. In connection with the sale of Banc Home Loans division, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
For additional information, see Note 2 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. At June 30, 2017, all of the Company’s investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$—	$—	$—	$305,918	$307,086	$1,168
Collateralized loan obligations	—	—	—	338,226	339,626	1,400
Corporate debt securities	—	—	—	240,090	253,031	12,941
Total securities held-to-maturity	$—	$—	$—	$884,234	$899,743	$15,509
Securities available-for-sale:
SBA loan pool securities	$1,138	$1,149	$11	$1,221	$1,221	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	513,698	496,805	(16,893)	830,682	807,273	(23,409)
Non-agency residential mortgage-backed securities	936	951	15	121,397	117,177	(4,220)
Non-agency commercial mortgage-backed securities	305,552	310,118	4,566	—	—	—
Collateralized loan obligations	1,836,302	1,847,370	11,068	1,395,094	1,406,869	11,775
Corporate debt securities	242,273	258,710	16,437	48,574	48,948	374
Total securities available-for-sale	$2,899,899	$2,915,103	$15,204	$2,396,968	$2,381,488	$(15,480)
During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhere to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its securities held-to-maturity to securities available-for-sale which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million. Due to the transfer, the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for the foreseeable future.
Securities available-for-sale were $2.92 billion at June 30, 2017, an increase of $533.6 million, or 22.4 percent, from $2.38 billion at December 31, 2016. The increase was mainly due to purchases of $666.8 million and transfers from securities held-to-maturity of $740.9 million, partially offset by sales of $806.3 million, calls and pay-offs of $75.8 million and principal payments of $23.0 million. Securities available-for-sale had a net unrealized gain of $15.2 million at June 30, 2017, compared to a net unrealized loss of $15.5 million at December 31, 2016. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment, reduce the overall duration of its securities portfolio and enhance the consistency and predictability of its earnings during the six months ended June 30, 2017.

Collateralized loan obligations (CLOs) totaled $1.84 billion and $1.73 billion, respectively, in amortized cost basis at June 30, 2017 and December 31, 2016. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches.
The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At June 30, 2017, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the three months ended June 30, 2017 or 2016. The Company monitors its securities portfolio to ensure it has adequate credit support. As of June 30, 2017, the Company believed there was no OTTI and did not have the intent to sell these securities and, for securities with fair value below amortized cost at June 30, 2017, it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of June 30, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of June 30, 2017:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	($ in thousands)
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,138	2.70%	$1,138	2.70%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	464	1.16%	6,619	1.35%	—	—%	506,615	2.59%	513,698	2.57%
Non-agency residential mortgage-backed securities	100	3.45%	432	4.02%	—	—%	404	5.02%	936	4.39%
Non-agency commercial mortgage-backed securities	40,453	4.29%	—	—%	183,103	3.89%	81,996	3.81%	305,552	3.92%
Collateralized loan obligations	1,836,302	3.14%	—	—%	—	—%	—	—%	1,836,302	3.14%
Corporate debt securities	—	—%	15,000	5.00%	227,273	5.06%	—	—%	242,273	5.06%
Total securities available-for-sale	$1,877,319	3.17%	$22,051	3.88%	$410,376	4.54%	$590,153	2.76%	$2,899,899	3.28%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $439.6 million and $704.7 million, respectively, at June 30, 2017 and December 31, 2016. Loans held-for-sale consisted of two components; loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
Loans held-for-sale carried at fair value are mainly conforming SFR mortgage loans originated through the Company's mortgage banking activities. Loans held-for-sale carried at fair value on a consolidated operations basis were $181.6 million and $417.0 million, respectively, at June 30, 2017 and December 31, 2016. The $235.3 million, or 56.4 percent, decrease was mainly due to originations of $1.52 billion and repurchases of $66.8 million, partially offset by sales of $1.77 billion. During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which reflected the Company's Mortgage Banking segment, and determined that the sale of Mortgage Banking segment met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were transferred to Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $160.2 million and $406.3 million, respectively, at June 30, 2017 and December 31, 2016.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans. Loans held-for-sale carried at lower of cost or fair value on a consolidated operations basis was $258.0 million and $287.7 million, respectively, at June 30, 2017 and December 31, 2016. The Company also sells seasoned SFR mortgage loans opportunistically and to appropriately match asset and liability maturities.
The $29.7 million, or 10.3 percent, decrease was due mainly to sales of $626.4 million and paydowns and amortization of $21.8 million, partially offset by originations of $71.5 million and loans transferred from loans and leases receivable of $547.1 million. During the three months ended June 30, 2017, the Company transferred seasoned SFR mortgage loans with an aggregate unpaid principal and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. At June 30, 2017, the carrying value of these loans was $146.1 million. The Company expects to sell these loans at a gain, which should sufficiently offset the recorded fair value adjustment.

Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$1,560,916	$1,522,960	$37,956	2.5%
Commercial real estate	716,771	729,959	(13,188)	(1.8)%
Multi-family	1,545,888	1,365,262	180,626	13.2%
SBA	77,254	73,840	3,414	4.6%
Construction	156,246	125,100	31,146	24.9%
Lease financing	173	379	(206)	(54.4)%
Consumer:
Single family residential mortgage	1,696,039	2,019,161	(323,122)	(16.0)%
Green Loans (HELOC)—first liens	82,497	87,469	(4,972)	(5.7)%
Green Loans (HELOC)—second liens	3,542	3,559	(17)	(0.5)%
Other consumer	117,011	107,063	9,948	9.3%
Total loans and leases	5,956,337	6,034,752	(78,415)	(1.3)%
ALLL	(42,385)	(40,444)	(1,941)	4.8%
Loans and leases receivable, net	$5,913,952	$5,994,308	$(80,356)	(1.3)%
Seasoned SFR Mortgage Loan Acquisitions
The Company did not purchase any seasoned SFR mortgage loan pools during the six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company completed a seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at their acquisition date. The Company determined that loans in this seasoned SFR mortgage loan acquisition reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The Company acquired these loans at a discount to both current property value and note balance at acquisition.
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $177.1 million and $155.2 million, respectively, at December 31, 2016. The total unpaid principal balance and carrying value of PCI loans included in these pools were $153.9 million and $133.2 million, respectively, at December 31, 2016.
At June 30, 2017 and December 31, 2016, approximately 3.37 percent and 4.42 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 3.47 percent and 2.39 percent were in bankruptcy or foreclosure, respectively.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company also sells seasoned SFR mortgage loans opportunistically and to appropriately match asset and liability maturities. During the three months ended June 30, 2017, the Company transferred seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. At June 30, 2017, the carrying value of these loans was $146.1 million. This transfer included PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, and recorded a fair value adjustment of $274 thousand. At June 30, 2017, the carrying value of transferred PCI loans was $128.1 million. The Company expects to sell these loans at a gain, which should sufficiently offset the recorded fair value adjustment.

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2017 and December 31, 2016, the NTM portfolio totaled $773.0 million, or 13.0 percent of the total gross loan portfolio, and $885.1 million, or 14.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio decreased by $112.1 million, or 12.7 percent during the period. The decrease was primarily due to paydowns and amortization of $92.7 million and loans transferred to held-for-sale of $96.7 million, partially offset by originations of $88.4 million of Interest Only loans.
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
Green Loans totaled $86.0 million at June 30, 2017, a decrease of $5.0 million, or 5.5 percent from $91.0 million at December 31, 2016, primarily due to reductions in principal balances and payoffs. At June 30, 2017 and December 31, 2016, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $683.2 million at June 30, 2017, a decrease of $101.1 million, or 12.9 percent, from $784.4 million at December 31, 2016. The decrease was primarily due to paydowns and amortization of $92.7 million and loans transferred to held-for-sale of $96.7 million, partially offset by originations of $88.4 million. As of June 30, 2017 and December 31, 2016, $0 thousand and $467 thousand of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.8 million at June 30, 2017, a decrease of $6.0 million, or 61.5 percent, from $9.8 million as of December 31, 2016. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2017 and December 31, 2016, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the six months ended June 30, 2017, the Company made no curtailment in available commitments on Green Loans.
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

Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

	June 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans and leases	9,064	14,942	(5,878)	(39.3)%
Total non-performing loans	9,064	14,942	(5,878)	(39.3)%
Other real estate owned	3,267	2,502	765	30.6%
Total non-performing assets	$12,331	$17,444	$(5,113)	(29.3)%
Performing restructured loans (1)	$4,579	$4,827	$(248)	(5.1)%
Total non-performing loans and leases to total loans and leases	0.15%	0.25%
Total non-performing assets to total assets	0.12%	0.16%
ALLL to non-performing loans and leases	467.62%	270.67%
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
Additional income of approximately $124 thousand and $226 thousand would have been recorded during the three and six months ended June 30, 2017, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
TDR loans consist of the following as of the dates indicated:

	June 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Consumer:
Single family residential mortgage	482	2,694	3,176	853	1,440	2,293
Green Loans (HELOC) - first liens	2,234	—	2,234	2,240	—	2,240
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$3,010	$2,694	$5,704	$3,387	$1,440	$4,827

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, the Company uses adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined it appropriate to change from a rolling 28-quarter look-back period to a pegged 36-quarter look-back period. The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle. Accordingly, as of June 30, 2017, the Company's look-back-period was extended to 37-quarters. During the three months ended June 30, 2017, the Company further enhanced the methodology of measuring qualitative reserves and updated loan segmentation. These updates were designed to be more systematic, transparent, and repeatable. These updates did not have a material impact.
The Company has acquired PCI loans through business acquisitions and purchases of seasoned SFR mortgage loan pools. The Company recognizes a provision for loan and lease losses when there is further credit deterioration in these loans resulting in a decrease in the cash flows expected to be collected. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans. The provision for PCI loans reflects a decrease in expected cash flows compared to those previously estimated. The impairment reserve for PCI loans was $24 thousand and $104 thousand at June 30, 2017 and December 31, 2016, respectively.
Provision for loan and lease losses was $2.5 million for the three months ended June 30, 2017, an increase of $734 thousand, or 41.5 percent, from $1.8 million for the three months ended June 30, 2016. Provision for loan and lease losses was $5.1 million for the six months ended June 30, 2017, an increase of $3.0 million, or 143.3 percent, from $2.1 million for the six months ended June 30, 2016. The increase was mainly due to increases in commercial and industrial loans, construction loans and multi-family loans, partially offset by decreases in SFR mortgage loans and lease financing.
The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	June 30, 2017		December 31, 2016
	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$10,495	$1,560,916	$7,584	$1,522,960
Commercial real estate	5,126	716,771	5,467	729,959
Multi-family	10,686	1,545,888	11,376	1,365,262
SBA	1,084	77,254	939	73,840
Construction	2,974	156,246	2,015	125,100
Lease financing	3	173	6	379
Consumer:
Single family residential mortgage	11,009	1,778,536	12,075	2,106,630
Other consumer	1,008	120,553	982	110,622
Total	$42,385	$5,956,337	$40,444	$6,034,752

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
ALLL at beginning of period	$42,736	$35,845	$40,444	$35,533
Charge-offs:
Commercial and industrial	(132)	(137)	(382)	(137)
Commercial real estate	(113)	—	(113)	—
Multi-family	—	—	—	—
SBA	(293)	—	(293)	—
Construction	(29)	—	(29)	—
Lease financing	—	(479)	—	(581)
Single family residential mortgage	(2,331)	(149)	(2,412)	(149)
Other consumer	—	(7)	(26)	(7)
Total charge-offs	(2,898)	(772)	(3,255)	(874)
Recoveries:
Commercial and industrial	—	—	—	—
Commercial real estate	—	371	—	371
Multi-family	—	—	—	—
SBA	31	245	74	276
Construction	—	—	—	—
Lease financing	10	24	29	85
Single family residential mortgage	—	—	1	—
Other consumer	3	1	6	2
Total recoveries	44	641	110	734
Provision for loan and lease losses	2,503	1,769	5,086	2,090
ALLL at end of period	$42,385	$37,483	$42,385	$37,483
Average total loans and leases held-for-investment	$6,062,392	$5,721,417	$6,073,804	$5,478,015
Total loans and leases held-for-investment at end of period	$5,956,337	$6,236,115	$5,956,337	$6,236,115
Ratios:
Annualized net charge-offs (recoveries) to average total loans and leases held-for-investment	0.19%	0.01%	0.10%	0.01%
ALLL to total loans and leases held-for-investment	0.71%	0.60%	0.71%	0.60%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	June 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$10,844	$10,168	$676	6.6%
Collectively evaluated for impairment	5,148,979	4,933,381	215,598	4.4%
Acquired loans not impaired at acquisition
Individually evaluated for impairment	—	2,429	(2,429)	(100.0)%
Collectively evaluated for impairment	792,213	924,993	(132,780)	(14.4)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	—	755	(755)	(100.0)%
Collectively evaluated for impairment	—	21,200	(21,200)	(100.0)%
Acquired with deteriorated credit quality	4,301	141,826	(137,525)	(97.0)%
Total loans	$5,956,337	$6,034,752	$(78,415)	(1.3)%
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$424	$137	$287	209.5%
Collectively evaluated for impairment	40,666	38,394	2,272	5.9%
Acquired loans not impaired at acquisition
Individually evaluated for impairment	—	—	—	NM
Collectively evaluated for impairment	1,271	1,703	(432)	(25.4)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	—	106	(106)	(100.0)%
Collectively evaluated for impairment	—	—	—	NM
Acquired with deteriorated credit quality	24	104	(80)	(76.9)%
Total ALLL	$42,385	$40,444	$1,941	4.8%
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions not impaired at acquisition	$15,446	$17,820	$(2,374)	(13.3)%
Seasoned SFR mortgage loan pools - non-impaired	—	1,280	(1,280)	(100.0)%
Acquired with deteriorated credit quality	1,754	22,454	(20,700)	(92.2)%
Total discount	$17,200	$41,554	$(24,354)	(58.6)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	3.91%	1.35%	2.56%
Collectively evaluated for impairment	0.79%	0.78%	0.01%
Total ALLL	0.80%	0.78%	0.02%
To originated loans and leases and acquired loans not impaired at acquisition
Individually evaluated for impairment	3.91%	1.09%	2.82%
Collectively evaluated for impairment	0.71%	0.68%	0.03%
Total ALLL	0.71%	0.69%	0.02%
To total loans and leases:
Individually evaluated for impairment	3.91%	1.82%	2.09%
Collectively evaluated for impairment	0.71%	0.68%	0.03%
Total ALLL	0.71%	0.67%	0.04%

Servicing Rights
Total mortgage and SBA servicing rights were $43.8 million and $77.6 million at June 30, 2017 and December 31, 2016, respectively. The fair value of the MSRs amounted to $42.1 million and $76.1 million and the amortized cost of the SBA servicing rights was $1.7 million and $1.5 million at June 30, 2017 and December 31, 2016, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans.
The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $4.40 billion and $87.4 million, respectively, at June 30, 2017 and $7.58 billion and $74.0 million, respectively, at December 31, 2016. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.96 percent and 1.97 percent, respectively, at June 30, 2017 as compared to 1.00 percent and 2.02 percent, respectively, at December 31, 2016.
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
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

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
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(In thousands)
Balance at beginning of period	$47,633	$25,639
New funding	13	30,940
Cash distribution from investments	(280)	(531)
Loss on investments using HLBV method	(9,761)	(18,443)
Balance at end of period	$37,605	$37,605
Unfunded equity commitments	$111,719	$111,719
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the three and six months ended June 30, 2017, the Company recognized energy tax credits of $15.7 million and $24.5 million, respectively, offset by $2.7 million and $4.3 million, respectively, of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $3.9 million and $7.5 million, respectively, (based on a current effective tax rate of 39.89 percent and 40.43 percent, respectively which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application.
The HLBV loss for the period is largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 17 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Noninterest-bearing deposits	$1,138,095	$1,282,629	$(144,534)	(11.3)%
Interest-bearing demand deposits	2,058,130	2,048,839	9,291	0.5%
Money market accounts	2,265,380	2,731,314	(465,934)	(17.1)%
Savings accounts	985,001	1,118,175	(133,174)	(11.9)%
Certificates of deposit of under $250,000	1,138,265	1,550,235	(411,970)	(26.6)%
Certificates of deposit of more than $250,000	460,040	410,958	49,082	11.9%
Total deposits	$8,044,911	$9,142,150	$(1,097,239)	(12.0)%
Total deposits were $8.04 billion at June 30, 2017, a decrease of $1.10 billion, or 12.0 percent, from $9.14 billion at December 31, 2016. The decrease was mainly due to a planned reduction of brokered deposits and outflows from the Company's private banking, institutional banking and commercial banking business units. Brokered deposits were $1.44 billion at June 30, 2017, a decrease of $811.9 million, or 36.1 percent, from $2.25 billion at December 31, 2016.
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from FRB discount window and unsecured federal funds lines of credit.
FHLB advances totaled $870.0 million and $490.0 million, respectively, and securities sold under repurchase agreements totaled $53.2 million and $0, respectively, at June 30, 2017 and December 31, 2016. On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that it maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017. The Company had $50 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line. For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long Term Debt
The following table presents the Company's long term debts as of the dates indicated:

	June 30, 2017		December 31, 2016
	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
	($ in thousands)
Senior Note II, 5.25% per annum	$175,000	$2,210	$175,000	$2,281
Amortizing Note, 7.50% per annum	—	—	2,684	25
Total	$175,000	$2,210	$177,684	$2,306
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I, which had an aggregate outstanding principal amount of $84.8 million, at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.
On May 15, 2017, the Company made the final installment payment on the Amortizing Notes.
For additional information, see Note 10 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on the outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure. As of June 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $4.0 million and $2.4 million, respectively. The increase was mainly due to an increase in unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$3,218	$1,328	$2,385	$2,067
Provision for unfunded loan commitments	796	523	1,629	(216)
Balance at end of period	$4,014	$1,851	$4,014	$1,851
Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans was $8.0 million at June 30, 2017 and December 31, 2016. This reserve relates to the Company's mortgage banking activities. When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$8,118	$9,781	$7,974	$9,700
Provision for loan repurchases	270	851	787	1,230
Utilization of reserve for loan repurchases	(360)	(194)	(733)	(492)
Balance at end of period	$8,028	$10,438	$8,028	$10,438
In addition to the reserve for losses on repurchased loans at June 30, 2017, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved at June 30, 2017.

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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. On this basis, at June 30, 2017, the Bank had $240.9 million available to pay dividends to the holding company. At June 30, 2017, Banc of California, Inc. had $59.8 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $511.2 million of cash and cash equivalents, which was 4.9 percent of total assets at June 30, 2017. The Company also maintained $1.1 million of unpledged securities available-for-sale issued by U.S. Treasury and direct government obligations at June 30, 2017, which the Company considers in its assessment of cash and cash equivalents as they are highly liquid. These securities and cash and cash equivalents together represented 4.9 percent of total assets as of June 30, 2017. The Company maintained unpledged securities available-for-sale of $2.15 billion at June 30, 2017.
At June 30, 2017, the Bank had available unused secured borrowing capacities of $1.36 billion from FHLB and $187.3 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit at the Bank. The Bank also maintained repurchase agreements and $53.2 million of outstanding securities sold under agreements to repurchase at June 30, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million with an unaffiliated financial institution, which was maintained by Banc of California, Inc. The line originally had a maturity date of July 17, 2017.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of June 30, 2017, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of June 30, 2017:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$231,828	$60,664	$106,278	$32,182	$32,704
Unused lines of credit	1,151,988	805,037	118,715	123,617	104,619
Standby letters of credit	10,300	6,596	832	2,152	720
Total commitments	$1,394,116	$872,297	$225,825	$157,951	$138,043
FHLB advances	$870,000	$720,000	$50,000	$—	$100,000
Securities sold under repurchase agreements	53,242	53,242	—	—	—
Long-term debt	248,500	9,188	18,375	18,375	202,562
Operating and capital lease obligations	37,918	9,265	14,368	8,236	6,049
Certificate of deposits	1,598,305	1,518,052	71,868	7,278	1,107
Total contractual obligations	$2,807,965	$2,309,747	$154,611	$33,889	$309,718
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the soccer stadium of LAFC as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. As of June 30, 2017, the Company paid $10.0 million of the commitment.
The Company had unfunded commitments of $18.4 million, $11.8 million, and $111.7 million for Affordable House Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships at June 30, 2017, respectively.

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
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in through 2019. For additional information on BASEL III capital rules, see Note 16 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q. The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2017
Total risk-based capital ratio	14.39%	16.13%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.72%	15.45%	6.00%	8.00%
Common equity tier 1 capital ratio	9.83%	15.45%	4.50%	6.50%
Tier 1 leverage ratio	8.93%	10.05%	4.00%	5.00%
December 31, 2016
Total risk-based capital ratio	13.70%	14.73%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.22%	14.12%	6.00%	8.00%
Common equity tier 1 capital ratio	9.44%	14.12%	4.50%	6.50%
Tier 1 leverage ratio	8.17%	8.71%	4.00%	5.00%
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
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to change the Company’s interest rate risk position within the asset liability tolerance set by the Bank’s policies.
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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s economic value of equity and net interest income at June 30, 2017 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	June 30, 2017
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$1,193,792	$(100,022)	(7.7)%	$301,461	$764	0.3%
+100 bp	1,256,226	(37,588)	(2.9)%	301,417	720	0.2%
0 bp	1,293,814			300,697
-100 bp	1,300,392	6,578	0.5%	297,818	(2,879)	(1.0)%

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
At June 30, 2017, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

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
Following this evaluation, due to the identification of a material weakness in the design and operating effectiveness of our internal control over financial reporting, as previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which is still in the process of being remediated, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. The material weakness was due to an inadequate tone at the top regarding the importance of internal control over financial reporting. This resulted in a failure to appropriately prioritize the Company’s internal control over financial reporting, which has not been sufficient to address new and evolving sources of potential misstatement largely driven by the increased complexity and growth in the size and scale of our business.
Notwithstanding the identified material weakness as of June 30, 2017, related to the Company’s control environment, the Company believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
We have initiated various governance enhancements during the first and second quarters of 2017 as further described below. In addition, during the three months ended March 31, 2017, as disclosed in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In connection with the sale, the Company restructured certain aspects of its infrastructure and back office operations to improve efficiency. These combined initiatives were determined to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended June 30, 2017. We will continue to monitor internal control over financial reporting throughout the process.
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

The Company is in the process of remediating the inadequate tone at the top regarding the importance of internal control over financial reporting, and, in connection with the remediation, the Company has initiated or will initiate the following steps:

•
We appointed Robert D. Sznewajs, the then-(now former) Chair of our Joint Audit Committee of the Boards of Directors of the Company and the Bank (the Board), to the position of Chair of the Board - thereby separating the role of Chair of the Board and Chief Executive Officer. This appointment followed the resignation of Steven A. Sugarman from the Board and his position of President and Chief Executive Officer.

•
We appointed Douglas H. Bowers as President and Chief Executive Officer of the Company and the Bank, and as a director of the Bank, effective May 8, 2017. We also appointed Mr. Bowers as a director of the Company; Mr. Bowers' term as a director of the Company commenced on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. The terms of Mr. Bowers’ employment agreement with the Company require him to resign as a director of the Company and the Bank in the event of the termination of his employment. Mr. Bowers' appointment as President and Chief Executive Officer replaced the interim CEO and interim President appointments within the “Office of the CEO/President.”

•
We eliminated the lead independent director and Board vice chair roles and appointed new independent Board members, Richard Lashley and W. Kirk Wycoff, to fill the vacancies created by the resignation of Mr. Sugarman and the retirement of Chad T. Brownstein as the former Vice Chair of the Board. We appointed Mr. Lashley as Chair of our Joint Audit Committee of the Board immediately following the conclusion of the Company’s 2017 Annual Meeting of Stockholders, thereby allowing our Board Chair Robert Sznewajs more time to focus on the critical role of independent Board Chair.

•
We also appointed two additional independent directors, Mary A. Curran and Bonnie G. Hill, whose terms commenced on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran and Dr. Hill add diversity to the Board and broaden the Board’s expertise in risk management and corporate governance.

•
We improved our Disclosure Controls and Procedures by implementing a new Disclosure Controls and Procedure Policy which expands internal approval requirements for public statements, and we revised the Company’s Disclosure Committee charter. In addition, we enhanced resources related to the Company’s Sarbanes-Oxley program by terminating the Director of Financial Controls and engaging a new Sarbanes-Oxley outsourcing vendor. Our Principal Financial Officer and Chief Accounting Officer, who began during the quarter ended September 30, 2016, will oversee the program going forward, which will be subject to monitoring activities performed by the Company’s Internal Audit division.

•
We enhanced the efficiency and transparency of our Board committees by eliminating the Executive and Strategic Committees of the Board, and separating the Compensation and Nominating/Governance Committees into two committees, with one committee focused on compensation-related matters and the other on nominating and corporate governance-related matters.

•	We approved new policies to tighten controls on Outside Business Activities and to add rigor to the review of Related Party Transactions.

•	We revised our Public Communications Policy to enhance the level of diligence and review in connection with our public disclosures and external communications.

•	We enhanced our Recoupment policy to enable the Board to recover or cancel cash incentive compensation and equity awards from executive officers.

•
We amended the Company’s bylaws to facilitate the submission by stockholders of director nominations and other proposals for future annual meetings, and to conform the majority voting standard for electing directors more closely to the advisory motion approved by stockholders at the 2016 Annual Meeting.

On June 12, 2017, following approval by the Company's stockholders at our 2017 Annual Meeting of Stockholders held on June 9, 2017, we amended the Company's charter to:

•	declassify the Company’s Board of Directors and provide for the annual election of all directors, to be phased-in over a three-year period,

•	allow for removal of directors with or without cause by majority vote of the stockholders,

•
authorize amendment of the Company’s bylaws by majority vote of the stockholders, provided that a two-thirds vote (which is a reduced supermajority requirement) is required to amend the bylaw provision regarding the calling of special meetings of stockholders, and

•	remove all supermajority stockholder voting requirements to amend certain provisions of the Company’s charter.

•
We have further enhanced our risk assessment and monitoring activities by implementing new training activities, improving our certification and sub-certification quarterly processes, and plan to further enhance our risk assessment and monitoring activities by hiring additional capable resources and enhancing our Risk and Fraud Risk assessment processes to ensure appropriate resources and controls are in place to mitigate risks commensurate with the risk assessment.

•	We plan to continue to strengthen our governance and controls by further developing consistent, standardized and repeatable desktop procedures for all significant financial controls and processes.
The Company believes the foregoing remedial actions continue to strengthen the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of June 30, 2017, these remediation measures were still ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weakness was fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

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
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From April 1, 2017 to April 30, 2017	—	$—	—	—
From May 1, 2017 to May 31, 2017	—	$—	—	—
From June 1, 2017 to June 30, 2017	—	$—	—	—
Total	—	$—	—
During the three months ended June 30, 2017, the Company did not purchase any equity securities. On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company's currently outstanding common shares.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended June 30, 2017 related to tax liability sales for employee stock benefit plans.
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
(a)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(c)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(s)

2.6
Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein
(t)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(v)

2.8	Asset Purchase Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	(tt)

2.9	Bulk Servicing Rights Purchase and Sale Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	(tt)

3.1	Articles of Restatement of the charter of the Registrant	(d)

3.2	Fifth Amended and Restated Bylaws of the Registrant	(d)

4.1	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(e)

4.2	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(i)

4.3
Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020
(i)

4.4
Second Supplemental Indenture, dated as of April 6, 2015, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 5.25% Senior Notes due April 15, 2025 and form of 5.25% Senior Notes due April 15, 2025
(ff)

4.5	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(l)

4.6
Deposit Agreement, dated as of April 8, 2015, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein
(gg)

4.7	Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association	(y)

4.8	Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(y)

4.9	First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association relating to the Registrant's 8% Tangible Equity Units due May 15, 2017	(y)

4.10
Deposit Agreement, dated as of February 8, 2016, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein.
(kk)

10.1	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	(f)

10.1A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	(f)

10.1B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(z)

10.1C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(aa)

10.1D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	(mm)

10.1E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc., Banc of California, National Association, and Steven A. Sugarman	(nn)

10.1F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	(nn)

10.1G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	(pp)

10.2	Reserved

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(f)

10.3A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	(ll)

10.4	Reserved

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(w)

10.5A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	(ll)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(g)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(j)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(j)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(j)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(h)

10.9	Registrant’s 2003 Recognition and Retention Plan	(h)

10.10	Reserved

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(k)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(u)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(ee)

10.12B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	(ll)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(m)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(n)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(n)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(n)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(x)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(x)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(aa)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(aa)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(ee)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(ee)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(ee)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(ee)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(o)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(p)

10.15A
Assignment and Assumption Agreement, dated as of December 10, 2014, by and among Crescent Special Situations Fund (Investor Group), L.P., Crescent Special Situations Fund (Legacy V), L.P., TCW Shared Opportunity Fund V, L.P. and the Registrant.
(dd)

10.16	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(q)

10.17	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(r)

10.18	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	(v)

10.18A	Acknowledgment and Amendment to Securities Purchase Agreement, dated as of October 28, 2014 by and between Banc of California, Inc. and OCM BOCA Investor, LLC.	(bb)

10.19
Securities Purchase Agreement, dated as of October 30, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P., Patriot Financial Partners II, L.P., and Patriot Financial Partners Parallel II, L.P.
(bb)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(hh)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(ii)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(jj)

10.22A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and James J. McKinney	(nn)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(cc)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	(ll)

10.24A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	(nn)

10.24B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	(vv)

10.25	Form Director and Executive Officer Indemnification Agreement	(ll)

10.26	Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and Brian Kuelbs	(nn)

10.27	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	10.27

10.28	Trust Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Evercore Trust Company, N.A., as trustee.	(oo)

10.29	Common Stock Purchase Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust.	(oo)

10.30	Separation Agreement and Release, dated as of February 8, 2017, by and between the Registrant and Chad T. Brownstein	(rr)

10.31	Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC	(qq)

10.32
Cooperation Agreement, dated as of March 13, 2017, by and between the Registrant and Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. I, Legion Partners Special Opportunities, L.P. V, Legion Partners, LLC, Legion Partners Holdings, LLC, Bradley S. Vizi, Christopher S. Kiper and Raymond White.
(ss)

10.33	Employment Agreement, dated as of April 24, 2017, by and between Banc of California, Inc. and Douglas H. Bowers	(uu)

11.0	Statement regarding computation of per share earnings	(ww)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial and Accounting Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(g)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(h)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(m)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(u)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(w)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(z)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(cc)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(ss)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(tt)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.

(uu)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(vv)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(ww)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 9, 2017	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2017	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President/Chief Accounting Officer (Principal Financial and Accounting Officer)