Form 10-Q
period 2017-09-30
BANC OF CALIFORNIA, INC.
filed 2017-11-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 1, 2017, the registrant had outstanding 50,106,058 shares of voting common stock and 430,694 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2017

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	a pending investigation by the SEC may result in adverse findings, reputational damage, the imposition of sanctions, increased costs and other negative consequences;

ii.	management time and resources may be diverted to address the pending SEC investigation as well as any related litigation, litigation initiated by stockholders and other litigation;

iii.	the costs and effects of litigation, including settlements and judgments;

iv.
the resignation of our former chief executive officer might cause a loss of confidence among certain customers who may withdraw their deposits or terminate their business relationships with us, notwithstanding the hiring of our new chief executive officer;

v.
our performance may be adversely affected by the management transition resulting from the resignation of our former chief executive officer, notwithstanding the hiring of our new chief executive officer, and the resignation of our former interim chief financial officer, notwithstanding the hiring of our new chief financial officer;

vi.
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

vii.
the recent disposition of the Banc Home Loans division that occurred during the first quarter of 2017 may adversely impact our revenues and profitability to the extent we are unable to replace its revenues or realize the expected cost savings of this transaction;

viii.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

ix.	a worsening of current economic conditions, as well as turmoil in the financial markets;

x.
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

xi.	the quality and composition of our securities portfolio;

xii.	changes in general economic conditions, either nationally or in our market areas, or in financial markets;

xiii.
continuation of or changes in the historically low short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, and our net interest margin and funding sources;

xiv.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

xv.	our ability to maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;

xvi.
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

xvii.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, as well as additional regulatory burdens that result from our growth to over $10 billion in total assets;

xviii.	our ability to control operating costs and expenses;

xix.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xx.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xxi.	the network and computer systems on which we depend could fail or experience a security breach;

xxii.	our ability to attract and retain key members of our senior management team;

xxiii.	increased competitive pressures among financial services companies;

xxiv.	changes in consumer spending, borrowing and saving habits;

xxv.	adverse changes in the securities markets;

xxvi.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxvii.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxviii.	the ability of key third-party providers to perform their obligations to us;

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

xxxii.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and this report.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$17,444	$16,769
Interest-earning deposits in financial institutions	594,382	422,741
Total cash and cash equivalents	611,826	439,510
Time deposits in financial institutions	1,000	1,000
Securities available-for-sale, at fair value	2,755,664	2,381,488
Securities held to maturity, at amortized cost (fair value of $899,743 at December 31, 2016)	—	884,234
Loans held-for-sale, carried at fair value	43,188	10,636
Loans held-for-sale, carried at lower of cost or fair value	6,942	287,382
Loans and leases receivable, net of allowance for loan and lease losses of $45,072 and $40,444 at September 30, 2017 and December 31, 2016, respectively	6,181,825	5,994,308
Federal Home Loan Bank and other bank stock, at cost	67,063	67,842
Servicing rights, net ($38,715 and $38,440 measured at fair value at September 30, 2017 and December 31, 2016, respectively)	40,448	39,936
Other real estate owned, net	3,682	2,502
Premises, equipment, and capital leases, net	139,326	140,917
Bank owned life insurance	104,292	102,512
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	43,817	25,639
Deferred income taxes, net	23,333	9,989
Income tax receivable	7,699	16,009
Other intangible assets, net	10,219	13,617
Other assets	142,985	92,694
Assets of discontinued operations (Note 2)	59,575	482,494
Total assets	$10,280,028	$11,029,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,075,782	$1,282,629
Interest-bearing deposits	6,327,811	7,859,521
Total deposits	7,403,593	9,142,150
Advances from Federal Home Loan Bank	1,470,000	490,000
Securities sold under repurchase agreements	36,520	—
Other borrowings	—	67,922
Long term debt, net	172,865	175,378
Reserve for loss on repurchased loans	6,173	7,974
Income taxes payable	—	92
Due on unsettled securities purchases	54,500	50,149
Accrued expenses and other liabilities	109,969	81,469
Liabilities of discontinued operations (Note 2)	12,500	34,480
Total liabilities	9,266,120	10,049,614
Commitments and contingent liabilities (Note 19)
Preferred stock	269,071	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 54,179,436 shares issued and 50,096,056 shares outstanding at September 30, 2017; 53,794,322 shares issued and 49,695,299 shares outstanding at December 31, 2016	542	537
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 430,694 shares issued and outstanding at September 30, 2017 and 201,922 shares issued and outstanding December 31, 2016	4	2
Additional paid-in capital	619,849	614,226
Retained earnings	145,420	134,515
Treasury stock, at cost (4,083,380 shares at September 30, 2017 and 4,099,023 shares at December 31, 2016)	(28,786)	(29,070)
Accumulated other comprehensive income (loss), net	7,808	(9,042)
Total stockholders’ equity	1,013,908	980,239
Total liabilities and stockholders’ equity	$10,280,028	$11,029,853
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans and leases, including fees	$70,208	$76,257	$209,376	$210,255
Securities	24,337	19,934	76,572	55,374
Other interest-earning assets	2,206	1,931	6,085	4,484
Total interest and dividend income	96,751	98,122	292,033	270,113
Interest expense
Deposits	15,468	11,224	44,370	27,716
Federal Home Loan Bank advances	3,352	1,413	7,549	4,641
Securities sold under repurchase agreements	500	48	686	597
Long term debt and other interest-bearing liabilities	2,395	2,589	8,411	9,746
Total interest expense	21,715	15,274	61,016	42,700
Net interest income	75,036	82,848	231,017	227,413
Provision for loan and lease losses	3,561	2,592	8,647	4,682
Net interest income after provision for loan and lease losses	71,475	80,256	222,370	222,731
Noninterest income
Customer service fees	1,576	1,566	4,868	3,587
Loan servicing income (loss)	553	74	3,441	(4,066)
Income from bank owned life insurance	583	595	1,780	1,738
Net gain on sale of securities available-for-sale	7,625	487	12,080	30,100
Net gain on sale of loans	5,735	11,063	10,737	15,405
Loan brokerage income	—	1,298	1,061	2,920
Gain on sale of subsidiary	—	—	—	3,694
Other income	2,293	6,947	5,008	12,748
Total noninterest income	18,365	22,030	38,975	66,126
Noninterest expense
Salaries and employee benefits	30,216	37,133	96,007	103,347
Occupancy and equipment	10,085	10,036	30,529	28,034
Professional fees	7,697	6,482	34,564	18,811
Outside service fees	881	1,613	3,883	5,258
Data processing	1,901	2,112	6,326	5,954
Advertising	1,051	1,900	3,893	4,115
Regulatory assessments	2,350	2,125	5,931	5,740
Loss on investments in alternative energy partnerships	8,348	17,660	26,791	17,660
Provision (reversal) for loan repurchases	(749)	49	(1,477)	(451)
Amortization of intangible assets	916	1,179	3,062	3,823
Impairment on intangible assets	—	—	336	—
Restructuring expense	—	—	5,369	—
All other expense	12,975	5,834	26,672	18,029
Total noninterest expense	75,671	86,123	241,886	210,320
Income from continuing operations before income taxes	14,169	16,163	19,459	78,537
Income tax (benefit) expense	(3,939)	(9,016)	(23,163)	16,292
Income from continuing operations	18,108	25,179	42,622	62,245
Income (loss) from discontinued operations before income taxes (including net gain on disposal of $211 and $13,749 for the three and nine months ended September 30, 2017, respectively)	(1,958)	18,574	6,399	33,952
Income tax (benefit) expense	(799)	7,816	2,614	14,045
Income (loss) from discontinued operations	(1,159)	10,758	3,785	19,907
Net income	16,949	35,937	46,407	82,152
Preferred stock dividends	5,112	5,112	15,338	14,801
Net income available to common stockholders	$11,837	$30,825	$31,069	$67,351
Basic earnings per common share
Income from continuing operations	$0.25	$0.38	$0.52	$0.99
Income (loss) from discontinued operations	(0.02)	0.22	0.08	0.43
Net income	$0.23	$0.60	$0.60	$1.42
Diluted earnings per common share
Income from continuing operations	$0.25	$0.38	$0.52	$0.97
Income (loss) from discontinued operations	(0.02)	0.21	0.07	0.43
Net income	$0.23	$0.59	$0.59	$1.40
Basic earnings per class B common share
Income from continuing operations	$0.25	$0.38	$0.52	$0.99
Income (loss) from discontinued operations	(0.02)	0.22	0.08	0.43
Net income	$0.23	$0.60	$0.60	$1.42
Diluted earnings per class B common share
Income from continuing operations	$0.25	$0.38	$0.52	$0.99
Income (loss) from discontinued operations	(0.02)	0.22	0.08	0.43
Net income	$0.23	$0.60	$0.60	$1.42
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$16,949	$35,937	$46,407	$82,152
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain arising during the period	3,381	4,667	11,061	27,653
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	12,845	—
Reclassification adjustment for gain included in net income	(4,454)	(285)	(7,056)	(17,593)
Total change in unrealized gain (loss) on available-for-sale securities	(1,073)	4,382	16,850	10,060
Total other comprehensive income (loss)	(1,073)	4,382	16,850	10,060
Comprehensive income	$15,876	$40,319	$63,257	$92,212
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
		Voting	Class B Non-Voting					Total
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income:
Net income	—	—	—	—	82,152	—	—	82,152
Other comprehensive income, net	—	—	—	—	—	—	10,060	10,060
Issuance of common stock	—	118	1	174,971	—	—	—	175,090
Issuance of preferred stock	120,255	—	—	—	—	—	—	120,255
Redemption of preferred stock	(41,934)	—	—	—	(66)	—	—	(42,000)
Issuance of common stock for Stock Employee Compensation Trust	—	25	—	(25)	—	—	—	—
Cash settlement of stock options	—	—	—	(359)	—	—	—	(359)
Share-based compensation expense	—	—	—	8,527	—	—	—	8,527
Restricted stock surrendered due to employee tax liability	—	(2)	—	(3,884)	—	—	—	(3,886)
Tax effect from stock compensation plan	—	—	—	1,877	—	—	—	1,877
Shares purchased under the Dividend Reinvestment Plan	—	—	—	172	(174)	—	—	(2)
Stock appreciation right dividend equivalents	—	—	—	—	(558)	—	—	(558)
Dividends declared ($0.36 per common share)	—	—	—	—	(17,336)	—	—	(17,336)
Preferred stock dividends	—	—	—	—	(14,801)	—	—	(14,801)
Balance at September 30, 2016	$269,071	$536	$2	$611,069	$112,751	$(29,070)	$7,065	$971,424
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	46,407	—	—	46,407
Other comprehensive income, net	—	—	—	—	—	—	16,850	16,850
Issuance of common stock	—	5	2	(7)	—	—	—	—
Exercise of stock options	—	3	—	1,676	—	284	—	1,963
Share-based compensation expense	—	—	—	9,912	—	—	—	9,912
Restricted stock surrendered due to employee tax liability	—	(3)	—	(6,019)	—	—	—	(6,022)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	61	(123)	—	—	(62)
Stock appreciation right dividend equivalents	—	—	—	—	(608)	—	—	(608)
Dividends declared ($0.39 per common share)	—	—	—	—	(19,433)	—	—	(19,433)
Preferred stock dividends	—	—	—	—	(15,338)	—	—	(15,338)
Balance at September 30, 2017	$269,071	$542	$4	$619,849	$145,420	$(28,786)	$7,808	$1,013,908
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$46,407	$82,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	8,647	4,682
Provision for unfunded loan commitments	2,257	185
Reversal for loan repurchases	(1,477)	(451)
Depreciation on premises and equipment	9,546	8,510
Amortization of intangible assets	3,062	3,823
Amortization of debt issuance cost	171	480
Net amortization (accretion) of premium and discount on securities	(1,553)	1,061
Net amortization of deferred loan fees and costs	(917)	(663)
Accretion of discounts on purchased loans	(4,502)	(31,029)
Deferred income tax (benefit) expense	(25,341)	5,197
Bank owned life insurance income	(1,780)	(1,738)
Share-based compensation expense	9,912	8,527
Loss on investments in alternative energy partnerships	26,791	17,660
Impairment on intangible assets	336	—
Debt redemption costs	—	2,737
Net revenue on mortgage banking activities	(43,083)	(127,638)
Net gain on sale of loans	(10,737)	(15,405)
Net gain on sale of securities available for sale	(12,080)	(30,100)
Loss from change of fair value on mortgage servicing rights	10,346	22,908
Loss on sale or disposal of property and equipment	894	78
Net gain on disposal of discontinued operations	(13,749)	—
Gain on sale of subsidiary	—	(3,694)
Repurchase of mortgage loans	(27,261)	(29,458)
Originations of loans held-for-sale from mortgage banking	(1,533,889)	(3,824,562)
Originations of other loans held-for-sale	(92,393)	(545,920)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	1,962,308	3,853,406
Proceeds from sales of and principal collected on other loans held-for-sale	290,236	493,346
Change in accrued interest receivable and other assets	4,929	(58,724)
Change in accrued interest payable and other liabilities	(96,259)	19,659
Net cash provided by (used in) operating activities	510,821	(144,971)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	937,173	3,783,965
Proceeds from maturities and calls of securities available-for-sale	262,378	—
Proceeds from principal repayments of securities available-for-sale	33,272	72,390
Proceeds from maturities and calls of securities held-to-maturity	143,505	—
Purchases of securities available-for-sale	(769,290)	(4,856,401)
Net cash provided by disposal of discontinued operations	56,076	—
Proceeds from sale of subsidiary	—	259
Loan and lease originations and principal collections, net	(694,581)	(1,448,427)
Purchase of loans and leases	—	(179,897)
Redemption of Federal Home Loan Bank stock	18,738	20,965
Purchase of Federal Home Loan Bank and other bank stock	(17,959)	(31,125)
Proceeds from sale of loans	604,538	276,264
Proceeds from sale of other real estate owned	1,652	1,592
Proceeds from sale of mortgage servicing rights	—	5
Proceeds from sale of premises and equipment	2,184	—
Additions to premises and equipment	(13,093)	(30,847)
Payments of capital lease obligations	(764)	(728)
Funding of equity investment	(24,506)	—
Investments in alternative energy partnerships	(45,926)	(41,572)
Net cash provided by (used in) investing activities	493,397	(2,433,557)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,738,557)	2,775,234
Net increase (decrease) in short-term Federal Home Loan Bank advances	980,000	(110,000)
Repayment of long-term Federal Home Loan Bank advances	(100,000)	(50,000)
Proceeds from long-term Federal Home Loan Bank advances	100,000	—
Net increase in securities sold under repurchase agreements	36,520	—
Net (decrease) increase in other borrowings	(68,000)	49,903
Net proceeds from issuance of common stock	—	175,090
Net proceeds from issuance of preferred stock	—	120,255
Redemption of preferred stock	—	(42,000)
Payment of amortizing debt	(2,684)	(3,773)
Redemption of long term debt	—	(84,750)
Proceeds from exercise of stock options	1,963	—
Cash settlement of stock options	—	(359)
Restricted stock surrendered due to employee tax liability	(6,022)	(3,886)
Dividend equivalents paid on stock appreciation rights	(607)	(556)
Dividends paid on preferred stock	(15,338)	(14,518)
Dividends paid on common stock	(19,177)	(15,633)
Net cash (used in) provided by financing activities	(831,902)	2,795,007
Net change in cash and cash equivalents	172,316	216,479
Cash and cash equivalents at beginning of period	439,510	156,124
Cash and cash equivalents at end of period	$611,826	$372,603
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$57,066	$43,968
Income taxes paid	8,940	36,647
Income taxes refunds received	14,070	1
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	$3,068	$844
Transfer of loans held-for-investment to loans held-for-sale	592,998	161,601
Transfer of loans held-for-sale to loans held-for-investment	88,591	7,115
Reclassification of securities held-to-maturity to securities available-for-sale	740,863	—
Equipment acquired under capital leases	70	16
Due on unsettled securities purchases	54,500	61,766
Recognition of sold loans that are subject to repurchase option	42,141	11,072
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiary, Banc of California, National Association (the Bank), as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
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
As of September 30, 2017, the Bank had 34 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
In connection with the sale of its Mortgage Banking segment, the Company reassessed its reportable operating segments. Based on this internal evaluation, the Company determined that all three of its previously disclosed reportable segments, Commercial Banking, Mortgage Banking, and Corporate/Other, are no longer applicable. Accordingly, to better reflect how the Company is now managed and how information is internally reviewed, the Company determined that all services offered by the Company relate to Commercial Banking. As a result, the Company's only reportable segment is Commercial Banking.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses (ALLL), reserve for loss on repurchased loans, reserve for unfunded loan commitments, servicing rights, the valuation of goodwill and other intangible assets, derivative instruments, purchased credit impaired (PCI) loan discount accretion, and the fair value measurement of financial instruments are particularly subject to change and any such change could have a material effect on the consolidated financial statements.
Incentive Compensation: At December 31, 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a pre-tax credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances subsequent to December 31, 2016, was determined to be a change in estimate.
Adopted Accounting Pronouncements: During the nine months ended September 30, 2017, the following pronouncement applicable to the Company was adopted:
In March 2016, the FASB issued Accounting Standard Update (ASU) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This Update was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies, income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. As required, ASU 2016-09 was adopted effective January 1, 2017. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements. See Note 11 for additional information.

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
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling residential mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency residential mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional government single family residential (SFR) mortgage loans that were not sold as part of the Banc Home Loans sale and the repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they will continue to be part of the Company’s ongoing operations.
The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon closing of the transaction. Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. During the six months ended September 30, 2017 subsequent to the completion of Banc Home Loan sale on March 30, 2017, the Company recognized an earn-out of $228 thousand in Income (loss) from Discontinued Operations in the Consolidated Statements of Operations.

Caliber retains an option to buy out the future earn-out payable to the Company in exchange for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber makes the payment of the buyout amount. Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The entire transaction resulted in a net gain on disposal of $13.7 million.
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
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

Nine Months Ended September 30, 2017
(In thousands)
Proceeds from the transaction	$63,054
Compensation expense related to the transaction	(3,500)
Other transaction costs	(3,478)
Net cash proceeds	56,076
Book value of certain assets sold	(2,455)
Book value of MSRs sold	(37,772)
Goodwill	(2,100)
Net gain on disposal	$13,749
The following tables present the financial information of discontinued operations as of the dates or for the periods indicated:
Statements of Financial Condition of Discontinued Operations

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Loans held-for-sale, carried at fair value (1)	$58,954	$406,338
Loans held-for-sale, carried at lower of cost or fair value	—	295
Servicing rights carried at fair value	—	37,681
Premises, equipment, and capital leases, net	—	2,700
Goodwill	—	2,100
Other assets	621	33,380
Assets of discontinued operations	$59,575	$482,494
LIABILITIES
Accrued expenses and other liabilities (1)	$12,500	$34,480
Liabilities of discontinued operations	$12,500	$34,480

(1)
Includes $8.4 million and $16.5 million of GNMA loans, respectively, that are delinquent more than 90 days and subject to a repurchase option by the Company at September 30, 2017 and December 31, 2016. As such, the Company is deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability recognized in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

Statements of Operations of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest income
Loans, including fees	$917	$4,113	$6,979	$11,002
Total interest income	917	4,113	6,979	11,002
Noninterest income
Net gain on disposal	211	—	13,749	—
Loan servicing income (loss)	—	2,022	1,551	(2,473)
Net revenue on mortgage banking activities	13	50,159	43,083	127,638
Loan brokerage income	6	86	164	97
All other income	232	333	826	805
Total noninterest income	462	52,600	59,373	126,067
Noninterest expense
Salaries and employee benefits	416	30,900	38,384	82,891
Occupancy and equipment	359	2,692	3,754	8,377
Professional fees	270	250	2,462	896
Outside Service Fees	567	1,517	6,180	4,121
Data processing	141	725	668	1,915
Advertising	75	958	1,357	2,976
Restructuring expense	279	—	3,794	—
All other expenses	1,230	1,097	3,354	1,941
Total noninterest expense	3,337	38,139	59,953	103,117
Income (loss) from discontinued operations before income taxes	(1,958)	18,574	6,399	33,952
Income tax (benefit) expense	(799)	7,816	2,614	14,045
Income (loss) from discontinued operations	$(1,159)	$10,758	$3,785	$19,907
Statements of Cash Flows of Discontinued Operations

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$348,648	$(111,263)
Net cash provided by investing activities	56,076	—
Net cash provided by (used in) discontinued operations	$404,724	$(111,263)

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include Small Business Administration (SBA) loan pool securities, U.S. government sponsored enterprise (GSE) and U.S. government agency residential mortgage-backed securities, Non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at September 30, 2017 or December 31, 2016.
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
Derivative Assets and Liabilities:
Derivative Instruments Related to Mortgage Banking Activities: The Company had no derivative instruments related to mortgage banking activities at September 30, 2017. The Company previously entered into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments were carried at fair value based on the fair value of the underlying mortgage loans which were based on observable market data. The Company adjusted the outstanding IRLCs with prospective borrowers based on an expectation that it would be exercised and the loan would be funded. These commitments were classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company hedged the risk of the overall change in the fair value of loan commitments to borrowers with forward loan sale commitments and trades in to-be-announced (TBA) mortgage-backed securities of GSEs. These forward settling contracts were classified as Level 2, as valuations are based on market observable inputs at December 31, 2016. Fair values of these derivatives were included in assets and liabilities of discontinued operations.
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

Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. The fair value of these instruments is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of these contracts is classified as Level 2. The Company had no foreign exchange contracts at September 30, 2017.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale:
SBA loan pools securities	$1,065	$—	$1,065	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	489,117	—	489,117	—
Non-agency residential mortgage-backed securities	859	—	859	—
Non-agency commercial mortgage-backed securities	310,917	—	310,917	—
Collateralized loan obligations	1,819,191	—	1,819,191	—
Corporate debt securities	134,515	—	134,515	—
Loans held-for-sale, carried at fair value (1)	102,142	—	17,778	84,364
Mortgage servicing rights (2)	38,715	—	—	38,715
Derivative assets:
Interest rate swaps and caps (3)	1,112	—	1,112	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,146	—	1,146	—

(1)
Includes loans held-for-sale carried at fair value of $59.0 million ($17.8 million at Level 2 and $41.2 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net in the Consolidated Statements of Financial Condition

(3)	Included in Other Assets in the Consolidated Statements of Financial Condition

(4)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

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

(4)	Included in Other Assets in the Consolidated Statements of Financial Condition

(5)	Included in Liabilities of Discontinued Operations in the Consolidated Statements of Financial Condition

(6)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Mortgage servicing rights (1)
Balance at beginning of period	$42,109	$52,567	$76,121	$49,939
Transfers in and (out) of Level 3 (2)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(1,905)	(465)	(4,984)	(14,497)
Additions	574	14,300	12,126	35,648
Sales, paydowns, and other (3)	(2,063)	(3,726)	(44,548)	(8,414)
Balance at end of period	$38,715	$62,676	$38,715	$62,676
Loans Repurchased from Ginnie Mae Loan Pools (4)
Balance at beginning of period	$73,545	$34,251	$58,260	$18,291
Transfers in and (out) of Level 3 (2)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(809)	(21)	(794)	121
Additions	24,537	14,445	59,768	35,548
Sales, settlements, and other	(12,909)	(1,027)	(32,870)	(6,312)
Balance at end of period	$84,364	$47,648	$84,364	$47,648

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $0 and $24.4 million, respectively, for the three months ended September 30, 2017 and 2016 and $37.7 million and $23.0 million, respectively, for the nine months ended September 30, 2017 and 2016 in balance at beginning of period, and $0 and $30.8 million, respectively, for the three and nine months ended September 30, 2017 and 2016 in balance at end of period

(2)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer

(3)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the nine month ended September 30, 2017

(4)
Includes loans repurchased from Ginnie Mae Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $52.1 million and $34.3 million, respectively, for the three months ended September 30, 2017 and 2016 and $58.3 million and $18.3 million, respectively, for the nine months ended September 30, 2017 and 2016 in balance at beginning of period, and $41.2 million and $47.6 million, respectively, for the three and nine months ended September 30, 2017 and 2016 in balance at end of period

Loans repurchased from Ginnie Mae Loan pools had aggregate unpaid principal balances of $86.4 million and $58.3 million at September 30, 2017 and December 31, 2016, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at September 30, 2017 and December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
September 30, 2017
Mortgage servicing rights	$38,715	Discounted cash flow	Discount rate	9.25% to 15.00% (10.96%)
			Prepayment rate	7.00% to 43.31% (14.49%)
December 31, 2016
Mortgage servicing rights (1)	$76,121	Discounted cash flow	Discount rate	9.11% to 15.00% (10.18%)
			Prepayment rate	7.00% to 39.90% (11.84%)

(1)	Includes $37.7 million of MSRs of discontinued operations

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at September 30, 2017 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at December 31, 2016 included an expected loss rate of 1.55 percent. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: The Company elected to measure certain SFR mortgage loans held-for-sale under the fair value option. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. The Company also held repurchased loans as well as sold loans to GNMA subject to a repurchase option at fair value as the Company's intention is to sell these loans and record these loans with transparency. Previously sold loans to GNMA that were delinquent more than 90 days were subject to a repurchase option. These loans were re-recognized by the Company and recorded at fair value, which were offset by a secured borrowing as the loans were still legally owned by GNMA.
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	September 30, 2017			December 31, 2016
	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$43,188	$44,544	$(1,356)	$10,636	$10,606	$30
Nonaccrual loans	34,520	35,051	(531)	—	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$58,954	$61,292	$(2,338)	$406,338	$397,283	$9,055
Nonaccrual loans	32,905	33,834	(929)	54,151	54,824	(673)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net gains (losses) from fair value changes
Net gain on sale of loans (continuing operations)	$(70)	$156	$(62)	$156
Net revenue on mortgage banking activities (discontinued operations)	(996)	15,686	(1,551)	16,856
Changes in fair value due to instrument-specific credit risk were insignificant for the three and nine months ended September 30, 2017 and 2016. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations in the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs processes and procedures to monitor and challenge the pricing assumptions and valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation. Only securities held-to-maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company had no securities classified as held-to-maturity at September 30, 2017, and the Company did not have any OTTI on securities held-to-maturity at December 31, 2016.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the lower of cost or fair value at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $134 thousand and $16 thousand for the three months ended September 30, 2017 and 2016, respectively, and $143 thousand and $25 thousand for the nine months ended September 30, 2017 and 2016 in All Other Expense in the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Assets
Impaired loans:
Single family residential mortgage	$2,183	$—	$—	$2,183
Commercial and industrial	279	—	—	279
SBA	102	—	—	102
Lease financing	40	—	—	40
SBA servicing rights	1,733	—	—	1,733
Other real estate owned:
Single family residential	949	—	—	949
December 31, 2016
Assets
Impaired loans:
Single family residential mortgage	$2,956	$—	$—	$2,956
Other real estate owned:
Single family residential	2,502	—	—	2,502
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Impaired loans:
Single family residential mortgage	$(27)	$—	$(27)	$(149)
SBA	(1)	$—	(1)	—
Construction	—	—	(29)	—
Other real estate owned:
Single family residential	(264)	(109)	(236)	(74)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2017
Financial assets
Cash and cash equivalents	$611,826	$611,826	$—	$—	$611,826
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,755,664	—	2,755,664	—	2,755,664
Federal Home Loan Bank and other bank stock	67,063	—	67,063	—	67,063
Loans held-for-sale (1)	109,084	—	25,392	84,364	109,756
Loans and leases receivable, net of ALLL	6,181,825	—	—	6,195,299	6,195,299
Accrued interest receivable	34,798	34,798	—	—	34,798
Derivative assets	1,112	—	1,112	—	1,112
Financial liabilities
Deposits	7,403,593	—	—	7,198,216	7,198,216
Advances from Federal Home Loan Bank	1,470,000	—	1,472,820	—	1,472,820
Securities sold under repurchase agreements	36,520	—	36,520	—	36,520
Long term debt	172,865	—	175,873	—	175,873
Derivative liabilities	1,146	—	1,146	—	1,146
Accrued interest payable	8,074	8,074	—	—	8,074
December 31, 2016
Financial assets
Cash and cash equivalents	$439,510	$439,510	$—	$—	$439,510
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,381,488	—	2,381,488	—	2,381,488
Securities held-to-maturity	884,234	—	899,743	—	899,743
Federal Home Loan Bank and other bank stock	67,842	—	67,842	—	67,842
Loans held-for-sale (2)	704,651	—	652,928	58,260	711,188
Loans and leases receivable, net of ALLL	5,994,308	—	—	5,999,791	5,999,791
Accrued interest receivable	36,382	36,382	—	—	36,382
Derivative assets	17,968	—	17,968	—	17,968
Financial liabilities
Deposits	9,142,150	—	—	8,908,406	8,908,406
Advances from Federal Home Loan Bank	490,000	—	490,351	—	490,351
Other borrowings	67,922	—	68,000	—	68,000
Long term debt	175,378	—	174,006	—	174,006
Derivative liabilities	2,116	—	2,116	—	2,116
Accrued interest payable	4,114	4,114	—	—	4,114

(1)	Includes loans held-for-sale carried at fair value of $59.0 million ($17.8 million at Level 2 and $41.2 million at Level 3) of discontinued operations

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
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company did not have any securities held-to-maturity at September 30, 2017.
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$9	$—	$1,065
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	503,193	20	(14,096)	489,117
Non-agency residential mortgage-backed securities	844	16	(1)	859
Non-agency commercial mortgage-backed securities	305,360	5,737	(180)	310,917
Collateralized loan obligations	1,808,126	11,429	(364)	1,819,191
Corporate debt securities	123,718	10,797	—	134,515
Total securities available-for-sale	$2,742,297	$28,008	$(14,641)	$2,755,664
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$305,918	$2,949	$(1,781)	$307,086
Collateralized loan obligations	338,226	1,461	(61)	339,626
Corporate debt securities	240,090	13,032	(91)	253,031
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$1,221
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	830,682	9	(23,418)	807,273
Non-agency residential mortgage-backed securities	121,397	18	(4,238)	117,177
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Corporate debt securities	48,574	482	(108)	48,948
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhere to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its securities held-to-maturity to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million as of June 30, 2017. Due to the transfer, the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for the foreseeable future.

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

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—
One to five years	—	—
Five to ten years	120,718	131,181
Greater than ten years	3,000	3,334
Collateralized loan obligations, SBA loan pool securities, and mortgage-backed securities	2,618,579	2,621,149
Total	$2,742,297	$2,755,664
At September 30, 2017 and December 31, 2016, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$7,625	$487	$12,080	$30,105
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	(5)
Net realized gains on sales and calls of securities available-for-sale	$7,625	$487	$12,080	$30,100
Proceeds from sales and calls of securities available-for-sale	$312,961	$232,512	$1,199,551	$3,783,965
Tax expense on sales and calls of securities available-for-sale	$3,171	$202	$5,024	$12,507
Investment securities with carrying values of $719.0 million and $581.8 million as of September 30, 2017 and December 31, 2016, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$119,103	$(2,436)	$366,014	$(11,660)	$485,117	$(14,096)
Non-agency residential mortgage-backed securities	—	—	209	(1)	209	(1)
Non-agency commercial mortgage-backed securities	21,771	(180)	—	—	21,771	(180)
Collateralized loan obligations	204,197	(354)	10,962	(10)	215,159	(364)
Total securities available-for-sale	$345,071	$(2,970)	$377,185	$(11,671)	$722,256	$(14,641)
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$60,221	$(1,781)	$—	$—	$60,221	$(1,781)
Collateralized loan obligation	10,056	(6)	56,095	(55)	66,151	(61)
Corporate debt securities	9,907	(91)	—	—	9,907	(91)
Total securities held-to-maturity	$80,184	$(1,878)	$56,095	$(55)	$136,279	$(1,933)
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$—	$1,221	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	805,803	(23,410)	760	(8)	806,563	(23,418)
Non-agency residential mortgage-backed securities	116,216	(4,238)	230	—	116,446	(4,238)
Collateralized loan obligations	187,592	(674)	—	—	187,592	(674)
Corporate debt securities	—	—	3,530	(108)	3,530	(108)
Total securities available-for-sale	$1,110,832	$(28,322)	$4,520	$(116)	$1,115,352	$(28,438)
The Company did not record OTTI for investment securities for the three and nine months ended September 30, 2017 or 2016. At September 30, 2017, the Company’s securities available-for-sale portfolio consisted of 205 securities, 44 of which were in an unrealized loss position. At December 31, 2016, the Company’s securities available-for-sale portfolio consisted of 161 securities, 59 of which were in an unrealized loss position and securities held-to-maturity consisted of 87 securities, 15 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of September 30, 2017, the Company believed there was no OTTI and did not have the intent to sell these securities and, for securities with fair value below amortized cost at September 30, 2017, it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of September 30, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	PCI Loans	Total Loans and Leases Receivable
	($ in thousands)
September 30, 2017
Commercial:
Commercial and industrial	$—	$1,602,805	$1,602,805	$—	$1,602,805
Commercial real estate	—	713,120	713,120	—	713,120
Multifamily	—	1,617,890	1,617,890	—	1,617,890
SBA	—	78,604	78,604	—	78,604
Construction	—	176,397	176,397	—	176,397
Lease financing	—	91	91	—	91
Consumer:
Single family residential mortgage	708,099	1,129,922	1,838,021	—	1,838,021
Green Loans (HELOC) - first liens	82,289	—	82,289	—	82,289
Green Loans (HELOC) - second liens	3,558	—	3,558	—	3,558
Other consumer	—	114,122	114,122	—	114,122
Total loans and leases	$793,946	$5,432,951	$6,226,897	$—	$6,226,897
Allowance for loan and lease losses					(45,072)
Loans and leases receivable, net					$6,181,825
December 31, 2016
Commercial:
Commercial and industrial	$—	$1,518,200	$1,518,200	$4,760	$1,522,960
Commercial real estate	—	728,777	728,777	1,182	729,959
Multifamily	—	1,365,262	1,365,262	—	1,365,262
SBA	—	71,168	71,168	2,672	73,840
Construction	—	125,100	125,100	—	125,100
Lease financing	—	379	379	—	379
Consumer:
Single family residential mortgage	794,120	1,091,829	1,885,949	133,212	2,019,161
Green Loans (HELOC) - first liens	87,469	—	87,469	—	87,469
Green Loans (HELOC) - second liens	3,559	—	3,559	—	3,559
Other consumer	—	107,063	107,063	—	107,063
Total loans and leases	$885,148	$5,007,778	$5,892,926	$141,826	$6,034,752
Allowance for loan and lease losses					(40,444)
Loans and leases receivable, net					$5,994,308
The Company had no PCI loans at September 30, 2017, due mainly to the sale of seasoned SFR mortgage PCI loans during the nine months ended September 30, 2017.

Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2017 and December 31, 2016, the NTM loans totaled $793.9 million, or 12.8 percent of total loans and leases, and $885.1 million, or 14.7 percent of total loans and leases, respectively. The total NTM portfolio decreased by $91.2 million, or 10.3 percent, during the nine months ended September 30, 2017.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2017			December 31, 2016
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	101	$82,289	10.4%	107	$87,469	9.9%
Interest-only - first liens	455	704,386	88.7%	522	784,364	88.6%
Negative amortization	11	3,713	0.5%	22	9,756	1.1%
Total NTM - first liens	567	790,388	99.6%	651	881,589	99.6%
Green Loans (HELOC) - second liens	12	3,558	0.4%	12	3,559	0.4%
Total NTM - second liens	12	3,558	0.4%	12	3,559	0.4%
Total NTM loans	579	$793,946	100.0%	663	$885,148	100.0%
Total loans and leases		$6,226,897			$6,034,752
% of NTM to total loans and leases		12.8%			14.7%
Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15-year balloon payment due at maturity. At September 30, 2017 and December 31, 2016, Green Loans totaled $85.8 million and $91.0 million, respectively. At September 30, 2017 and December 31, 2016, none of the Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value (LTV) ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At September 30, 2017 and December 31, 2016, interest only loans totaled $704.4 million and $784.4 million, respectively. As of September 30, 2017 and December 31, 2016, $1.2 million and $467 thousand of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.7 million and $9.8 million at September 30, 2017 and December 31, 2016, respectively. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2017 and December 31, 2016, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
NTM Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at September 30, 2017 by FICO scores that were obtained during the quarter ended September 30, 2017, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2016:

	September 30, 2017
	By FICO Scores Obtained During the Quarter Ended September 30, 2017			By FICO Scores Obtained During the Quarter Ended December 31, 2016			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	12	$8,410	10.2%	15	$9,139	11.1%	(3)	$(729)	(0.9)%
700-799	58	43,168	52.5%	50	38,567	46.8%	8	4,601	5.7%
600-699	24	22,479	27.3%	28	27,384	33.3%	(4)	(4,905)	(6.0)%
<600	3	4,329	5.3%	1	1,800	2.2%	2	2,529	3.1%
No FICO	4	3,903	4.7%	7	5,399	6.6%	(3)	(1,496)	(1.9)%
Totals	101	$82,289	100.0%	101	$82,289	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below presents the Company’s SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
September 30, 2017
< 61%	61	$52,286	63.5%	211	$369,261	52.4%	10	$3,550	95.6%	282	$425,097	53.8%
61-80%	34	25,498	31.0%	232	316,462	44.9%	1	163	4.4%	267	342,123	43.3%
81-100%	6	4,505	5.5%	12	18,663	2.6%	—	—	—%	18	23,168	2.9%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	101	$82,289	100.0%	455	$704,386	99.9%	11	$3,713	100.0%	567	$790,388	100.0%
December 31, 2016
< 61%	45	$39,105	44.7%	196	$336,744	42.9%	16	$7,043	72.2%	257	$382,892	43.4%
61-80%	52	41,732	47.7%	306	434,269	55.4%	6	2,713	27.8%	364	478,714	54.3%
81-100%	10	6,632	7.6%	8	8,828	1.1%	—	—	—%	18	15,460	1.8%
> 100%	—	—	—%	12	4,523	0.6%	—	—	—%	12	4,523	0.5%
Total	107	$87,469	100.0%	522	$784,364	100.0%	22	$9,756	100.0%	651	$881,589	100.0%

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
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At September 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $4.6 million and $2.4 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined it appropriate to change from a rolling 28-quarter look-back period to a cumulative look-back period with a pegged (fixed) starting point (the quarter ended March 31, 2008). The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle. Accordingly, as of June 30, 2017 and September 30, 2017, the Company's look-back-period was extended to 37-quarters and 38-quarters, respectively. During the second and third quarter of 2017, the Company further enhanced the methodology in the areas of qualitative adjustments and loan segmentation, and performed an annual update of the loss emergence period. These updates were designed to be systematic, transparent, and repeatable. The annual update of the loss emergence period resulted an increase of $1.9 million in the ALLL at September 30, 2017. The updates on qualitative adjustments and loan segmentation did not have a material impact.
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
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$42,385	$37,483	$40,444	$35,533
Loans and leases charged off	(959)	(393)	(4,214)	(1,267)
Recoveries of loans and leases previously charged off	85	551	195	1,285
Provision for loan and lease losses	3,561	2,592	8,647	4,682
Balance at end of period	$45,072	$40,233	$45,072	$40,233

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and nine months ended September 30, 2017:

	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at June 30, 2017	$10,495	$5,126	$10,686	$1,084	$2,974	$3	$11,009	$1,008	$42,385
Charge-offs	(571)	—	—	(58)	—	—	(78)	(252)	(959)
Recoveries	—	—	—	83	—	—	—	2	85
Provision	2,576	202	588	188	238	(1)	(564)	334	3,561
Balance at September 30, 2017	$12,500	$5,328	$11,274	$1,297	$3,212	$2	$10,367	$1,092	$45,072
Balance at December 31, 2016	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Charge-offs	(953)	(113)	—	(351)	(29)	—	(2,490)	(278)	(4,214)
Recoveries	—	—	—	157	—	29	1	8	195
Provision	5,869	(26)	(102)	552	1,226	(33)	781	380	8,647
Balance at September 30, 2017	$12,500	$5,328	$11,274	$1,297	$3,212	$2	$10,367	$1,092	$45,072
Individually evaluated for impairment	$195	$—	$—	$54	$—	$1	$165	$—	$415
Collectively evaluated for impairment	12,305	5,328	11,274	1,243	3,212	1	10,202	1,092	44,657
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending ALLL balance	$12,500	$5,328	$11,274	$1,297	$3,212	$2	$10,367	$1,092	$45,072
Loans:
Individually evaluated for impairment	$497	$—	$—	$377	$—	$41	$14,636	$364	$15,915
Collectively evaluated for impairment	1,602,308	713,120	1,617,890	78,227	176,397	50	1,905,674	117,316	6,210,982
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending loan balances	$1,602,805	$713,120	$1,617,890	$78,604	$176,397	$91	$1,920,310	$117,680	$6,226,897

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and nine months ended September 30, 2016:

	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
	(In thousands)
ALLL:
Balance at June 30, 2016	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$37,483
Charge-offs	—	—	—	—	—	(393)	—	—	(393)
Recoveries	224	—	—	67	—	98	157	5	551
Provision	(2)	1,472	1,795	144	40	722	(1,573)	(6)	2,592
Balance at September 30, 2016	$8,226	$5,026	$8,709	$908	$1,717	$2,967	$11,727	$953	$40,233
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$35,533
Charge-offs	(137)	—	—	—	—	(974)	(149)	(7)	(1,267)
Recoveries	224	371	—	343	—	183	157	7	1,285
Provision	2,289	403	2,697	(118)	187	1,563	(2,135)	(204)	4,682
Balance at September 30, 2016	$8,226	$5,026	$8,709	$908	$1,717	$2,967	$11,727	$953	$40,233
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$665	$—	$665
Collectively evaluated for impairment	8,169	5,015	8,709	889	1,717	2,967	11,045	953	39,464
Acquired with deteriorated credit quality	57	11	—	19	—	—	17	—	104
Total ending ALLL balance	$8,226	$5,026	$8,709	$908	$1,717	$2,967	$11,727	$953	$40,233
Loans:
Individually evaluated for impairment	$3,397	$—	$—	$—	$—	$—	$28,593	$294	$32,284
Collectively evaluated for impairment	1,522,848	719,420	1,199,207	64,977	99,086	234,540	1,940,389	113,673	5,894,140
Acquired with deteriorated credit quality	4,796	2,418	—	2,760	—	—	632,393	—	642,367
Total ending loan balances	$1,531,041	$721,838	$1,199,207	$67,737	$99,086	$234,540	$2,601,375	$113,967	$6,568,791

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs and any purchase premium or discount.

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	ALLL	Unpaid Principal Balance	Recorded Investment	ALLL
	(In thousands)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$24	$23	$—	$2,478	$2,429	$—
SBA	227	221	—	—	—	—
Consumer:
Single family residential mortgage	12,192	12,288	—	8,865	8,887	—
Other consumer	367	364	—	294	294	—
With an ALLL recorded:
Commercial:
Commercial and industrial	475	474	195	—	—	—
SBA	161	156	54	—	—	—
Lease Financing	41	41	1	—	—	—
Consumer:
Single family residential mortgage	2,337	2,348	165	1,772	1,742	243
Other consumer	—	—	—	—	—	—
Total	$15,824	$15,915	$415	$13,409	$13,352	$243
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
September 30, 2017
Commercial:
Commercial and industrial	$506	$—	$—	$169	$—	$—
SBA	378	—	—	126	—	—
Construction	$—	$—	$—	$509	$—	$—
Lease Financing	53	—	—	18	—	—
Consumer:
Single family residential mortgage	14,673	57	45	11,904	142	134
Other consumer	366	2	3	711	6	6
Total	$15,976	$59	$48	$13,437	$148	$140
September 30, 2016
Commercial:
Commercial and industrial	$3,434	$65	$65	$3,843	$183	$208
Commercial real estate	—	—	—	197	24	24
Consumer:
Single family residential mortgage	28,678	213	221	32,655	808	784
Other consumer	294	2	1	294	6	6
Total	$32,406	$280	$287	$36,989	$1,021	$1,022

Nonaccrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	September 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $251 thousand at September 30, 2017 and $0 at December 31, 2016	1,171	11,104	12,275	467	14,475	14,942
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	September 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$993	$993	$—	$3,544	$3,544
SBA	—	1,796	1,796	—	619	619
Lease financing	—	41	41	—	109	109
Consumer:
Single family residential mortgage	1,171	8,090	9,261	467	9,820	10,287
Other consumer	—	184	184	—	383	383
Total nonaccrual loans and leases	$1,171	$11,104	$12,275	$467	$14,475	$14,942
Loans in Process of Foreclosure
At September 30, 2017 and December 31, 2016, SFR mortgage loans of $0 and $2.2 million, respectively, were in the process of foreclosure.

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2017, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	September 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$—	$805	$1,171	$1,976	$706,123	$708,099
Green Loans (HELOC) - first liens	2,464	498	—	2,962	79,327	82,289
Green Loans (HELOC) - second liens	—	698	—	698	2,860	3,558
Total NTM loans	2,464	2,001	1,171	5,636	788,310	793,946
Traditional loans and leases:
Commercial:
Commercial and industrial	1,374	3,659	434	5,467	1,597,338	1,602,805
Commercial real estate	—	—	—	—	713,120	713,120
Multifamily	—	—	—	—	1,617,890	1,617,890
SBA	631	348	1,295	2,274	76,330	78,604
Construction	559	—	—	559	175,838	176,397
Lease financing	—	—	41	41	50	91
Consumer:
Single family residential mortgage	1,949	742	8,090	10,781	1,119,141	1,129,922
Other consumer	6,277	282	119	6,678	107,444	114,122
Total traditional loans and leases	10,790	5,031	9,979	25,800	5,407,151	5,432,951
PCI loans:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Total PCI loans	—	—	—	—	—	—
Total	$13,254	$7,032	$11,150	$31,436	$6,195,461	$6,226,897

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2016, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$4,193	$—	$467	$4,660	$789,460	$794,120
Green Loans (HELOC) - first liens	—	—	—	—	87,469	87,469
Green Loans (HELOC) - second liens	—	—	—	—	3,559	3,559
Total NTM loans	4,193	—	467	4,660	880,488	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	412	463	3,385	4,260	1,513,940	1,518,200
Commercial real estate	—	—	—	—	728,777	728,777
Multifamily	—	—	—	—	1,365,262	1,365,262
SBA	15	2	482	499	70,669	71,168
Construction	1,529	—	—	1,529	123,571	125,100
Lease financing	—	—	109	109	270	379
Consumer:
Single family residential mortgage	11,225	1,345	9,393	21,963	1,069,866	1,091,829
Other consumer	10,023	933	382	11,338	95,725	107,063
Total traditional loans and leases	23,204	2,743	13,751	39,698	4,968,080	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	—	156	156	4,604	4,760
Commercial real estate	—	—	—	—	1,182	1,182
SBA	300	232	328	860	1,812	2,672
Consumer:
Single family residential mortgage	10,483	4,063	2,093	16,639	116,573	133,212
Total PCI loans	10,783	4,295	2,577	17,655	124,171	141,826
Total	$38,180	$7,038	$16,795	$62,013	$5,972,739	$6,034,752

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
TDR loans consist of the following as of the dates indicated:

	September 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Consumer:
Single family residential mortgage	$477	$2,666	$3,143	$853	$1,440	$2,293
Green Loans (HELOC) - first liens	2,231	—	2,231	2,240	—	2,240
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$3,002	$2,666	$5,668	$3,387	$1,440	$4,827
The Company did not have any commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2017 or December 31, 2016.
The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Nine Months Ended
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
September 30, 2017
Consumer:
Single family residential mortgage	—	$—	$—	3	$2,416	$2,433
Total	—	$—	$—	3	$2,416	$2,433
September 30, 2016
Consumer:
Single family residential mortgage	1	$522	$519	41	$10,070	$10,067
Total	1	$522	$519	41	$10,070	$10,067

During the three months ended September 30, 2017, there were no new TDRs. The following table summarizes new TDRs by modification type for the three months ended 2016:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Bankruptcy Discharges		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
September 30, 2016
Consumer:
Single family residential mortgage	—	$—	—	$—	—	$—	1	519	1	$519
Total	—	$—	—	$—	—	$—	1	519	1	$519
The following table summarizes new TDRs by modification type for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Bankruptcy Discharges		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
September 30, 2017
Consumer:
Single family residential mortgage	2	$1,290	1	$1,143	—	$—	—	—	3	$2,433
Total	2	$1,290	1	$1,143	—	$—	—	—	3	$2,433
September 30, 2016
Consumer:
Single family residential mortgage	34	$8,622	4	$780	2	$146	1	519	41	$10,067
Total	34	$8,622	4	$780	2	$146	1	519	41	$10,067
For the three and nine months ended September 30, 2017, there was no and one loan, respectively, with a principal balance of $0 and $124 thousand, respectively, that was modified as a TDR during the past 12 months that had payment defaults during the period. For the three and nine months ended September 30, 2016, there were three and five loans, respectively, with an aggregate principal balance of $789 thousand and $1.1 million, respectively, that were modified as TDRs during the past 12 months that had payment defaults during the period.

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

The following table presents the risk categories for total loans and leases as of September 30, 2017:

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$706,928	$—	$1,171	$—	$—	$708,099
Green Loans (HELOC) - first liens	81,791	498	—	—	—	82,289
Green Loans (HELOC) - second liens	3,558	—	—	—	—	3,558
Total NTM loans	792,277	498	1,171	—	—	793,946
Traditional loans and leases:
Commercial:
Commercial and industrial	1,560,142	39,288	3,375	—	—	1,602,805
Commercial real estate	707,707	3,366	2,047	—	—	713,120
Multifamily	1,617,346	544	—	—	—	1,617,890
SBA	71,889	2,553	4,162	—	—	78,604
Construction	176,397	—	—	—	—	176,397
Lease financing	50	—	41	—	—	91
Consumer:
Single family residential mortgage	1,120,856	—	9,066	—	—	1,129,922
Other consumer	109,366	49	4,707	—	—	114,122
Total traditional loans and leases	5,363,753	45,800	23,398	—	—	5,432,951
PCI loans:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Total PCI loans	—	—	—	—	—	—
Total	$6,156,030	$46,298	$24,569	$—	$—	$6,226,897

The following table presents the risk categories for total loans and leases as of December 31, 2016:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$792,179	$1,474	$467	$—	$—	$794,120
Green Loans (HELOC) - first liens	85,460	2,009	—	—	—	87,469
Green Loans (HELOC) - second liens	3,559	—	—	—	—	3,559
Total NTM loans	881,198	3,483	467	—	—	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	1,508,636	844	8,642	78	—	1,518,200
Commercial real estate	725,861	1,350	1,566	—	—	728,777
Multifamily	1,365,262	—	—	—	—	1,365,262
SBA	70,508	—	660	—	—	71,168
Construction	123,571	1,529	—	—	—	125,100
Lease financing	270	—	109	—	—	379
Consumer:
Single family residential mortgage	1,080,664	950	10,215	—	—	1,091,829
Other consumer	106,632	48	383	—	—	107,063
Total traditional loans and leases	4,981,404	4,721	21,575	78	—	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	4,056	704	—	—	4,760
Commercial real estate	1,182	—	—	—	—	1,182
SBA	1,268	—	1,404	—	—	2,672
Consumer:
Single family residential mortgage	—	—	—	—	133,212	133,212
Total PCI loans	2,450	4,056	2,108	—	133,212	141,826
Total	$5,865,052	$12,260	$24,150	$78	$133,212	$6,034,752

Purchases, Sales, and Transfers
The following table presents loans and leases purchased, sold and transferred from (to) held-for-sale by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations and PCI loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	Purchases	Sales	Transfers from (to) Held-For-Sale	Purchases	Sales	Transfers from (to) Held-For-Sale
	(In thousands)
September 30, 2017
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$(3,924)
Commercial real estate	—	—	—	—	—	(1,329)
Multifamily	—	—	—	—	—	(6,583)
SBA	—	—	—	—	—	(1,865)
Construction	—	—	—	—	—	(1,528)
Consumer:
Single family residential mortgage	—	—	42,692	—	—	(361,055)
Total	$—	$—	$42,692	$—	$—	$(376,284)
September 30, 2016
Commercial:
Commercial and industrial	$—	$—	$(169)	$—	$—	$(169)
Commercial real estate	—	—	(2,228)	—	—	(2,228)
Multifamily	—	—	(66,806)	—	—	(66,806)
Lease financing	$23,639	$(8,985)	$—	88,913	(19,741)	—
Consumer:
Single family residential mortgage	—	(21,039)	(30,988)	—	(21,039)	(85,283)
Total	$23,639	$(30,024)	$(100,191)	$88,913	$(40,780)	$(154,486)

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

	September 30, 2017		December 31, 2016
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$5,029	$4,760
Commercial real estate	—	—	1,613	1,182
SBA	—	—	3,771	2,672
Consumer:
Single family residential mortgage	—	—	153,867	133,212
Total	$—	$—	$164,280	$141,826
The following table presents a summary of accretable yield, or income expected to be collected, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$2,237	$184,078	$41,181	$205,549
New loans purchased	—	—	—	23,568
Accretion of income	—	(9,645)	(3,833)	(29,125)
Changes in expected cash flows	—	(40)	(225)	(18,826)
Disposals	—	(27,693)	(34,886)	(34,466)
Other	(2,237)	—	(2,237)	—
Balance at end of period	$—	$146,700	$—	$146,700
The following table summarizes purchases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Number of purchase transactions	—	1	—	1
Total unpaid principal balance of purchased PCI loans at acquisition	$—	$103,799	$—	$103,799
Total fair value of purchased PCI loans at acquisition	$—	$90,984	$—	$90,984
During the three months ended June 30, 2017, the Company transferred seasoned SFR mortgage PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, to loans held-for-sale. The Company transferred these PCI loans at lower of cost or fair value and recorded a fair value adjustment of $274 thousand against its ALLL. During the three months ended September 30, 2017, all of transferred seasoned SFR mortgage PCI loans were sold and the Company recognized a net gain on sale of loans of $3.7 million.
During the three and nine months ended September 30, 2016, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $98.3 million and $82.4 million, respectively, and recognized a net gain on sale of loans of $4.4 million from the transaction during the three and nine months ended September 30, 2016.

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
The following table presents a composition of total income (loss) from servicing rights, which is reported in Loan Servicing Income (Loss) in the Consolidated Statements of Operations, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Servicing fees for sold loans with servicing retained	$4,521	$6,286	$15,352	$16,372
Losses on the fair value and runoff of servicing rights	(3,968)	(4,190)	(10,360)	(22,911)
Total income (loss) from servicing rights	$553	$2,096	$4,992	$(6,539)
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
The following table presents a composition of servicing rights, on a consolidated operations basis, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Mortgage servicing rights, at fair value	$38,715	$76,121
SBA servicing rights, at amortized cost	1,733	1,496
Total	$40,448	$77,617
Mortgage loans sold with servicing retained are subserviced by a third party vendor. The unpaid principal balance of these loans at September 30, 2017 and December 31, 2016 was $4.22 billion and $7.58 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $33.6 million and $34.2 million at September 30, 2017 and December 31, 2016, respectively. The reductions in these balances were principally driven by the sale of $37.8 million of MSRs during the three months ended March 31, 2017 as a part of discontinued operations.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs, on a consolidated operations basis, as of the dates indicated:

	September 30, 2017	December 31, 2016
	($ in thousands)
Fair value of retained MSRs	$38,715	$76,121
Discount rate	10.96%	10.18%
Constant prepayment rate	14.49%	11.84%
Weighted-average life	5.64 years	6.50 years

The following table presents activity in the MSRs, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$42,109	$52,567	$76,121	$49,939
Additions	574	14,300	12,126	35,648
Sales of servicing rights (1)	—	—	(39,186)	(3)
Changes in fair value resulting from valuation inputs or assumptions	(1,905)	(465)	(4,984)	(14,497)
Other	(2,063)	(3,726)	(5,362)	(8,411)
Balance at end of period	$38,715	$62,676	$38,715	$62,676
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the nine months ended September 30, 2017.
SBA Servicing Rights
The Company used a discount rate of 8.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$1,725	$1,083	$1,496	$788
Additions	133	122	479	505
Amortization, including prepayments	(59)	(38)	(159)	(126)
Impairment	(66)	—	(83)	—
Balance at end of period	$1,733	$1,167	$1,733	$1,167

NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$3,267	$429	$2,502	$1,097
Additions	1,265	540	3,068	844
Sales and net direct write-downs	(716)	(678)	(1,751)	(1,641)
Net change in valuation allowance	(134)	(16)	(137)	(25)
Balance at end of period	$3,682	$275	$3,682	$275
The following table presents the activity in the OREO valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$9	$79	$6	$70
Additions	134	16	143	25
Net direct write-downs and removals from sale	—	(79)	(6)	(79)
Balance at end of period	$143	$16	$143	$16
The following table presents expenses related to foreclosed assets included in All Other Expenses in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss on sales	$(130)	$(93)	$(99)	$(49)
Operating expenses, net of rental income	(11)	—	(24)	—
Total	$(141)	$(93)	$(123)	$(49)
The Company did not provide loans to finance the purchase of its OREO properties during the three and nine months ended September 30, 2017 or 2016.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At September 30, 2017, the Company had goodwill of $37.1 million related to the following acquisitions: Banco Popular North America's Southern California branches, RenovationReady, CS Financial, Inc. (CS Financial), The Private Bank of California, and Beach Business Bank.
The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of August 31, 2017 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of September 30, 2017, the weighted average remaining amortization period for core deposit intangibles was approximately 6.1 years.

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2017
Core deposit intangibles	$30,904	$20,685	$10,219
December 31, 2016
Core deposit intangibles	$30,904	$17,656	$13,248
Customer relationship intangible	670	391	279
Trade name intangible	90	—	90
Aggregate amortization of intangible assets was $916 thousand and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively. The following table presents estimated future amortization expenses as of September 30, 2017:

	Remainder of 2017	2018	2019	2020	2021 and After	Total
	(In thousands)
Estimated future amortization expense	$866	$3,007	$2,195	$1,518	$2,633	$10,219
The Company wrote off goodwill of $2.1 million, which was previously allocated to its Mortgage Banking segment, against the gain on disposal of discontinued operations during the three months ended March 31, 2017. See Note 2 for additional information. The Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady during the three months ended March 31, 2017. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At September 30, 2017, $700.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 1.15 percent to 3.00 percent with a weighted average interest rate of 1.45 percent, and $770.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 1.14 percent. At December 31, 2016, $150.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.69 percent to 1.61 percent with a weighted average interest rate of 1.02 percent, and $340.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.52 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2017 and December 31, 2016, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.71 billion and $3.27 billion, respectively, and securities with carrying values of $416.1 million and $321.0 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $40.2 million and $41.9 million at September 30, 2017 and December 31, 2016, respectively. Based on this collateral, the Bank's financing availability, and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $918.2 million at September 30, 2017.
The Bank maintained a line of credit of $124.7 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $183.3 million with no outstanding borrowings at September 30, 2017. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at September 30, 2017.
The Bank also maintained repurchase agreements and had an outstanding amount of $36.5 million with a weighted average interest rate of 2.51 percent at September 30, 2017. The interest rates are fixed for the term of the agreements, with interest rates ranging from 2.33 percent to 2.78 percent. All outstanding repurchase agreements are short-term in nature with original maturities of 33 days or less. The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2016. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of collateralized loan obligations with a fair value of $46.3 million at September 30, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
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

NOTE 11 – INCOME TAXES
For the three months ended September 30, 2017 and 2016, income tax benefit, on a consolidated operations basis, was $4.7 million and $1.2 million, respectively, and the effective tax rate was (38.8) percent and (3.5) percent, respectively. For the nine months ended September 30, 2017 and 2016, income tax (benefit) expense, on a consolidated operations basis, was $(20.5) million and $30.3 million, respectively, and the effective tax rate was (79.5) percent and 27.0 percent, respectively. The Company recognized income tax benefits due mainly to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $8.8 million and $33.3 million, respectively, for the three and nine months ended September 30, 2017, and $19.4 million for the three and nine months ended September 30, 2016. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $23.3 million and $10.0 million at September 30, 2017 and December 31, 2016, respectively. The increase was mainly due to a transfer of $14.0 million of tax credits generated in 2017 from the investments in alternative energy partnerships from income tax receivable to deferred tax assets as the Company is unlikely to utilize all of the credits generated in the current year and a decrease of $19.2 million in deferred tax liabilities from the sale of discontinued operations, partially offset by an increase of $12.0 million in deferred tax liabilities from the increase of unrealized gain on securities available-for-sale and a decrease of $6.0 million in deferred tax assets from reversal of bonus accrual.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $716 thousand and $0 at September 30, 2017 and December 31, 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of September 30, 2017, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $716 thousand. At September 30, 2017 and December 31, 2016, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2014. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2013 (other state income and franchise tax statutes of limitations vary by state).
The Company adopted ASU 2016-09 during the three months ended March 31, 2017. As a result of the adoption, the Company recorded $1.9 million of income tax benefits for the nine months ended September 30, 2017 related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may potentially increase the volatility in the Company’s effective tax rates.

NOTE 12 – RESERVE FOR LOSS ON REPURCHASED LOANS
The Company records a provision to the representation and warranty reserve representing its estimate of losses on mortgage repurchases or loss reimbursements attributable to underwriting or documentation defects on sold loans. The reserve for loss on repurchased loans is initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent change in the reserve is recorded in the Consolidated Statements of Operations as an increase or decrease to the provision for loan repurchases (noninterest expense). The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$8,028	$10,438	$7,974	$9,700
Initial provision for loan repurchases	98	1,192	1,613	2,922
Subsequent change in the provision	(749)	49	(1,477)	(451)
Utilization of reserve for loan repurchases	(1,204)	(310)	(1,937)	(802)
Balance at end of period	$6,173	$11,369	$6,173	$11,369
The Company believes that all known or probable and estimable demands were adequately reserved for at September 30, 2017.
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
The net losses relating to these derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations, were $750 thousand and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $12.4 million and $16.0 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had no outstanding derivative instruments related to mortgage banking activities.
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
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back agreements are intended to offset each other and allow the Company to retain the credit risk of the transaction with its customer in exchange for a fee. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.

Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. At September 30, 2017, the Company had no outstanding foreign exchange contracts.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments (1)	$—	$—	$289,637	$8,317
Mandatory forward commitments (1)	—	—	537,476	8,897
Interest rate swaps and cap on loans with correspondent bank	69,090	1,112	46,346	707
Foreign exchange contracts	—	—	4,236	47
Total included in assets	$69,090	$1,112	$877,695	$17,968
Included in liabilities:
Interest rate lock commitments (1)	$—	$—	$22,945	$231
Mandatory forward commitments (1)	—	—	265,322	1,212
Interest rate swaps and caps on loans with customers	69,090	1,146	46,346	655
Foreign exchange contracts	—	—	4,207	18
Total included in liabilities	$69,090	$1,146	$338,820	$2,116
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
NOTE 14 – EMPLOYEE STOCK COMPENSATION
The Company issues stock-based compensation awards to its directors and employees from the Company's 2013 Omnibus Stock Incentive Plan (2013 Omnibus Plan). The 2013 Omnibus Plan provides that the aggregate number of shares of the Company's common stock that may be subject to awards will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of September 30, 2017, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,167,762 shares were available for future awards.
The Company maintains the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) to fund employee stock compensation and benefit obligations of the Company. There have been no shares funded out of the SECT as of September 30, 2017. See Note 15 for additional information.

Share-based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	$36	$103	$703	$400
Restricted stock awards and units	2,185	2,716	9,167	8,110
Stock appreciation rights	—	2	42	17
Total share-based compensation expense	$2,221	$2,821	$9,912	$8,527
Related tax benefits	$927	$1,172	$4,122	$3,543
The following table presents unrecognized share-based compensation expense as of September 30, 2017:

	September 30, 2017
	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
	($ in thousands)
Stock option awards	$662	3.1 years
Restricted stock awards and restricted stock units	11,049	2.5 years
Total	$11,711	2.5 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years. The Company recognizes an income tax deduction upon exercise of the stock option by the option holder in an amount equal to the taxable income reported by the option holders. The option holder recognize taxable income based on the closing market price immediately before the exercise date less the exercise price stated in the grant agreement.
The following table represents stock option activity as of and for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	740,805	$13.80	7.1 years	$5,702
Exercised	(257,495)	$12.72	6.3 years
Forfeited	(77,337)	$13.97	7.3 years
Outstanding at end of period	405,973	$14.46	7.1 years	$2,555
Exercisable at end of period	204,541	$13.62	6.2 years	$1,458
The following table represents stock option activity as of and for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	968,591	$13.95	6.4 years	$3,336
Exercised	(389,281)	$12.54	6.1 years
Forfeited	(173,337)	$15.92	8.1 years
Outstanding at end of period	405,973	$14.46	7.1 years	$2,555
Exercisable at end of period	204,541	$13.62	6.2 years	$1,458

The following table represents changes in unvested stock options as of and for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	265,730	$14.65	518,936	$15.04
Vested	(17,627)	$13.03	(174,833)	$14.10
Forfeited	(46,671)	$12.41	(142,671)	$15.84
Outstanding at end of period	201,432	$15.31	201,432	$15.31
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity as of and for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,050,314	$17.85	1,417,144	$16.16
Granted (1)	181,630	$21.08	814,856	$20.81
Vested	(76,380)	$15.42	(793,328)	$15.95
Forfeited (1)	(169,743)	$19.09	(452,851)	$17.93
Outstanding at end of period	985,821	$18.34	985,821	$18.34

(1)
The number of granted shares/units includes aggregate performance-based shares of 117,709 and 152,709, respectively, for the three and nine months ended September 30, 2017. The number of forfeited shares includes aggregate performance-based shares of 60,419 for the three and nine months ended September 30, 2017. The vesting of these awards is subject to certain performance targets and goals being met. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance.

Stock Appreciation Rights
On August 21, 2012, the Company granted to Steven A. Sugarman, its then- (now former) chief executive officer a ten-year stock appreciation right (SAR) for 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share with one-third of the Initial SAR vesting on the grant date and the remaining amount vesting over a period of 2 years. The Initial SAR entitles Mr. Sugarman to dividend equivalent rights and originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) were issued to Mr. Sugarman upon certain stock issuances by the Company, as described below. On March 24, 2016, concurrent with entering into a new employment agreement with the Company, Mr. Sugarman entered into a letter agreement that eliminated this anti-dilution provision of the Initial SAR. Under the terms of the March 24, 2016 letter agreement, in consideration of the removal of the anti-dilution provision of the Initial SAR, the Company granted Mr. Sugarman a onetime performance based restricted stock award with an aggregate grant date fair market value of $5.0 million, which would vest in full on March 24, 2017, but was also subject to restrictions on sale or transfer through March 24, 2021.
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
The following table represents SARs activity as of and for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,559,012	$11.60	5.1 years	$15,430
Outstanding at end of period	1,559,012	$11.60	4.9 years	$14,261
Exercisable at end of period	1,559,012	$11.60	4.9 years	$14,261
The following table represents SARs activity as of and for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,559,047	$11.60	5.6 years	$8,961
Forfeited	(35)	$10.09	4.9 years
Outstanding at end of period	1,559,012	$11.60	4.9 years	$14,261
Exercisable at end of period	1,559,012	$11.60	4.9 years	$14,261
The following table represents changes in unvested SARs as of and for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	—	$—	8,069	$10.09
Vested	—	$—	(8,034)	$10.09
Forfeited	—	$—	(35)	$10.09
Outstanding at end of period	—	$—	—	$—

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
On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company (and resigned from those and all other positions with the Company and the Bank on January 23, 2017), to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. Subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock were transferred to Steven A. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock were transferred to Jeffrey T. Seabold, then- (now former) Executive Vice President and Management Vice-Chair. These warrants vested in tranches, with each tranche being exercisable for five years after the tranche's vesting date. With respect to the warrants transferred to Steven A. Sugarman, 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred to Mr. Seabold, 95,000 shares vested on January 1, 2011; 130,000 shares vested on each of April 1 and July 1, 2011, and 80,000 shares vested on October 1, 2011.
On August 17, 2016, Steven A. Sugarman and his spouse through their living trust transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. The living trust transferred the warrants in consideration for certain consulting services Jason Sugarman previously rendered to COR Advisors LLC. The transferred warrants were last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrant. Under the irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. At September 30, 2016, December 31, 2016, March 31, 2017,June 30, 2017 and September 30, 2017, based on Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000,130,000 and 40,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875, 77,376 and 23,237 shares of the Company's class B non-voting common stock, respectively.
Steven A. Sugarman and his spouse through the living trust continue to hold warrants to purchase 480,000 shares, which are last exercisable on September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 for 90,000, 130,000, 130,000 and 130,000 shares, respectively. At September 30, 2017, warrants to purchase 90,000 shares were exercised, resulting in an issuance of 52,284 shares of the Company's class B non-voting common stock.
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
Under the terms of the respective warrants, the warrants are exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for the warrants was $8.55 per share as of September 30, 2017. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.

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
Stock Employee Compensation Trust
On August 3, 2016, the Company and Evercore Trust Company, N.A., as trustee, established the SECT to fund employee compensation and benefit obligations of the Company using the Company’s common stock. On August 3, 2016, pursuant to a Common Stock Purchase Agreement between the Company and the SECT, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT will release the shares over the term of the SECT to satisfy certain compensatory and benefit obligations of the Company under certain stock and other employee benefit plans of the Company and its subsidiaries, as the promissory note is paid down through allocations of available shares as directed by the Company, dividends on the shares received by the SECT or other earnings of the SECT. As the shares are released from the SECT and allocated to the plans, the Company recognizes compensation expense based on the fair value of the shares on the grant date. The unallocated shares of the Company's common stock held by the SECT are not included in calculating the Company's earnings per share. All shares held by the SECT were unallocated at September 30, 2017. The SECT provides for confidential pass-through voting and tendering structured such that the individuals with an economic interest in the shares of the Company’s common stock held by the SECT control the voting and tendering of such shares. The SECT will terminate on January 1, 2032 or any earlier date on which the promissory note is paid in full. The Board of Directors may also terminate the SECT at any earlier time, and the SECT will terminate automatically upon the Company giving the trustee notice of a change of control of the Company.
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no voting rights. All of the Company's outstanding shares of preferred stock have a $1,000 per share liquidation preference. The following table presents the Company's total authorized, issued and outstanding preferred stock as of dates indicated:

	September 30, 2017			December 31, 2016
	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
	($ in thousands)
Series C 8.00% non-cumulative perpetual	40,250	$40,250	$37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	280,250	$280,250	$269,071	280,250	$280,250	$269,071
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
From the first business day following the issuance of the TEUs, excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract could settle its Purchase Contract early, and the Company would deliver to the holder 4.4456 shares of voting common stock. On May 15, 2017, all Purchase Contracts that had not previously been settled early as described above were settled. The Company issued an aggregate of 6,134,988 shares of voting common stock pursuant to the Purchase Contracts. As of September 30, 2017, no Purchase Contracts remained outstanding.
The Amortizing Notes had an initial principal amount of $10.604556 per Amortizing Note, bore interest at a rate of 7.50 percent per annum and had a final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company paid holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate were equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment constituted a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company had the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period did not extend beyond May 15, 2019; the Company did not exercise this right.
On May 15, 2017, the Company made the final installment payment on the Amortizing Notes. As of September 30, 2017 and December 31, 2016, the Amortizing Notes, net of unamortized discounts, totaled $0 and $2.7 million, respectively, net of unamortized discounts, and were included in Long Term Debt in the Consolidated Statements of Financial Condition.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$8,881	$2,683	$(9,042)	$(2,995)
Unrealized gain arising during the period	5,788	7,979	18,937	47,353
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	21,990	—
Reclassification adjustment from other comprehensive income	(7,625)	(487)	(12,080)	(30,100)
Tax effect of current period changes	764	(3,110)	(11,997)	(7,193)
Total changes, net of taxes	(1,073)	4,382	16,850	10,060
Balance at end of period	$7,808	$7,065	$7,808	$7,065

NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirement		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
September 30, 2017
Banc of California, Inc.
Total risk-based capital	$1,009,727	14.48%	$557,714	8.00%	N/A	N/A
Tier 1 risk-based capital	960,013	13.77%	418,286	6.00%	N/A	N/A
Common equity tier 1 capital	690,942	9.91%	313,714	4.50%	N/A	N/A
Tier 1 leverage	960,013	9.55%	402,204	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,141,916	16.39%	$557,416	8.00%	$696,770	10.00%
Tier 1 risk-based capital	1,092,202	15.68%	418,062	6.00%	557,416	8.00%
Common equity tier 1 capital	1,092,202	15.68%	313,546	4.50%	452,900	6.50%
Tier 1 leverage	1,092,202	10.88%	401,584	4.00%	501,980	5.00%
December 31, 2016
Banc of California, Inc.
Total risk-based capital	$975,918	13.70%	$569,856	8.00%	N/A	N/A
Tier 1 risk-based capital	941,429	13.22%	427,392	6.00%	N/A	N/A
Common equity tier 1 capital	672,358	9.44%	320,544	4.50%	N/A	N/A
Tier 1 leverage	941,429	8.17%	460,840	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,042,617	14.73%	$566,405	8.00%	$708,007	10.00%
Tier 1 risk-based capital	999,788	14.12%	424,804	6.00%	566,405	8.00%
Common equity tier 1 capital	999,788	14.12%	318,603	4.50%	460,204	6.50%
Tier 1 leverage	999,788	8.71%	459,368	4.00%	574,210	5.00%
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
The Company funded $15.0 million and $45.9 million, respectively, into these partnerships and recognized a loss on investment of $8.3 million and $26.8 million, respectively, through its HLBV application during the three and nine months ended September 30, 2017. As a result, the balance of these investments was $43.8 million at September 30, 2017. The Company has funded $103.3 million of its $200.0 million aggregate funding commitments. From an income tax benefit perspective, the Company recognized investment tax credits of $8.8 million and $33.3 million, respectively, as well as income tax benefits relating to the recognition of its loss through its HLBV application during the three and nine months ended September 30, 2017. The Company funded $41.6 million of its $100.0 million aggregate funding commitment into the partnership and recognized a loss on investment of $17.7 million through its HLBV application during the three and nine months ended September 30, 2016. As a result, the balance of its investment was $23.9 million and is included in Other Assets in the Consolidated Statements of Financial Condition at September 30, 2016. From an income tax benefit perspective, the Company recognized investment tax credits of $19.4 million as well as income tax benefits relating to the recognition of its loss through its HLBV application during the three and nine months ended September 30, 2016.
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Cash	$5,550	$—
Equipment, net of depreciation	245,717	151,721
Other assets	1,631	351
Total unconsolidated assets	$252,898	$152,072
Total unconsolidated liabilities	$3,157	$—
Maximum loss exposure	$140,550	$68,298
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $140.6 million, consisting of the investment balance of $43.8 million and unfunded equity commitments of $96.7 million at September 30, 2017.

The Company believes that the loss exposure on its investment is reduced considering the return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, the arrangements include a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.
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
The Company funded $2.2 million and $4.2 million, respectively, into these partnerships and recognized proportional amortization expense of $255 thousand and $982 thousand, respectively, during the three and nine months ended September 30, 2017. As a result, the balance of these investments was $6.5 million at September 30, 2017. The Company has funded $13.4 million of its $29.5 million aggregated funding commitments. The Company had an unfunded commitment of $16.2 million at September 30, 2017. From an income tax benefit perspective, the Company recognized investment tax credits of $98 thousand and $637 thousand, respectively, during the three and nine months ended September 30, 2017. The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $22.6 million, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax (Benefit) Expense in the Consolidated Statements of Operations.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's statements of financial condition.
Consolidated VIE
The Company maintains a SECT to fund employee stock compensation and benefit obligations of the Company. The SECT holds and will release shares of the Company's common stock to be used to fund the Company's obligations during the term of the SECT under certain stock and other employee benefit plans of the Company. During the three months ended September 30, 2016, the Company sold 2,500,000 shares of the Company’s common stock to the SECT for an aggregate purchase price of $53.6 million, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The promissory note is paid down through allocations of available shares to the Company’s stock and other employee benefit plans as directed by the Company, dividends on the shares received by the SECT, other earnings of the SECT, or may be forgiven by the Company.
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

NOTE 18 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Income from continuing operations	$17,980	$128	$18,108	$42,384	$238	$42,622
Less: income allocated to participating securities	(152)	(1)	(153)	(327)	(2)	(329)
Less: participating securities dividends	(202)	(1)	(203)	(605)	(3)	(608)
Less: preferred stock dividends	(5,076)	(36)	(5,112)	(15,252)	(86)	(15,338)
Income from continuing operations allocated to common stockholders	12,550	90	12,640	26,200	147	26,347
Income from discontinued operations	(1,151)	(8)	(1,159)	3,764	21	3,785
Net income allocated to common stockholders	$11,399	$82	$11,481	$29,964	$168	$30,132
Weighted average common shares outstanding	50,006,370	355,944	50,362,314	49,881,231	279,697	50,160,928
Dilutive effects of stock units	130,700	—	130,700	96,899	—	96,899
Dilutive effects of stock options	147,424	—	147,424	187,206	—	187,206
Dilutive effects of warrants	292,920	—	292,920	365,374	—	365,374
Average shares and dilutive common shares	50,577,414	355,944	50,933,358	50,530,710	279,697	50,810,407
Basic earnings per common share
Income from continuing operations	$0.25	$0.25	$0.25	$0.52	$0.52	$0.52
Income from discontinued operations	(0.02)	(0.02)	(0.02)	0.08	0.08	0.08
Net income	$0.23	$0.23	$0.23	$0.60	$0.60	$0.60
Diluted earnings per common share
Income from continuing operations	$0.25	$0.25	$0.25	$0.52	$0.52	$0.52
Income from discontinued operations	(0.02)	(0.02)	(0.02)	0.07	0.08	0.07
Net income	$0.23	$0.23	$0.23	$0.59	$0.60	$0.59
For the three and nine months ended September 30, 2017, there were 99,287 and 106,361 stock units, respectively, and 120,000 and 199,121 stock options, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Income from continuing operations	$25,097	$82	$25,179	$62,102	$143	$62,245
Less: income allocated to participating securities	(732)	(2)	(734)	(1,608)	(4)	(1,612)
Less: participating securities dividends	(185)	(1)	(186)	(557)	(1)	(558)
Less: preferred stock dividends	(5,095)	(17)	(5,112)	(14,767)	(34)	(14,801)
Income from continuing operations allocated to common stockholders	19,085	62	19,147	45,170	104	45,274
Income from discontinued operations	10,723	35	10,758	19,861	46	19,907
Net income allocated to common stockholders	$29,808	$97	$29,905	$65,031	$150	$65,181
Weighted average common shares outstanding	49,745,563	162,277	49,907,840	45,655,735	105,067	45,760,802
Dilutive effects of stock units	244,354	—	244,354	213,636	—	213,636
Dilutive effects of stock options	319,275	—	319,275	233,045	—	233,045
Dilutive effects of warrants	525,000	—	525,000	473,834	—	473,834
Average shares and dilutive common shares	50,834,192	162,277	50,996,469	46,576,250	105,067	46,681,317
Basic earnings per common share
Income from continuing operations	$0.38	$0.38	$0.38	$0.99	$0.99	$0.99
Income from discontinued operations	0.22	0.22	0.22	0.43	0.43	0.43
Net income	$0.60	$0.60	$0.60	$1.42	$1.42	$1.42
Diluted earnings per common share
Income from continuing operations	$0.38	$0.38	$0.38	$0.97	$0.99	$0.97
Income from discontinued operations	0.21	0.22	0.21	0.43	0.43	0.43
Net income	$0.59	$0.60	$0.59	$1.40	$1.42	$1.40
For the three and nine months ended September 30, 2016, there were 0 stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit (1)	$2,637	$264,592	$74,777	$201,321
Unused lines of credit	46,421	1,267,848	27,151	888,236
Letters of credit	1,772	7,494	1,784	8,655

(1)	Includes $0 and $65.1 million, respectively, of commitments to extend credit related to discontinued operations at September 30, 2017 and December 31, 2016.
Commitments to make loans are generally made for periods of 30 days or less.
Other Commitments
As of September 30, 2017, the Company had SFR mortgage loan sale commitments of $15.1 million. There were no forward commitments related to mortgage banking activities at September 30, 2017. As the Company continued to wind down mortgage banking activities in discontinued operations during the three months ended September 30, 2017, derivative instruments to hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held-for-sale were no longer needed.
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the soccer stadium of The Los Angeles Football Club (LAFC) as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. As of September 30, 2017, the Company paid $10.0 million of the commitment, which was recognized as a prepaid asset and included in Other Assets in Consolidated Statements of Financial Condition. See Note 21 for additional information.
The Company had unfunded commitments of $16.2 million, $10.9 million, and $97.2 million for Affordable House Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at September 30, 2017, respectively.
Litigation
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of September 30, 2017, the Company accrued $5.9 million for various litigations filed against the Company and the Bank.

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
The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the three months ended September 30, 2017:

	As of or For the Three Months Ended September 30, 2017
	Expense
	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
	(In thousands)
Balance at beginning of period				$687
Accrual:
Severance and other employee related costs	$—	$279	$279	279
Other restructuring expense	—	—	—	—
Total	$—	$279	$279	279
Payments:
Severance and other employee related costs				(681)
Other restructuring expense				—
Total				$(681)
Balance at end of period				$285
The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the nine months ended September 30, 2017:

	As of or For the Nine Months Ended September 30, 2017
	Expense
	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
	(In thousands)
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,369	$2,899	$8,268	8,268
Other restructuring expense	—	895	895	895
Total	$5,369	$3,794	$9,163	9,163
Payments:
Severance and other employee related costs				(7,983)
Other restructuring expense				(895)
Total				$(8,878)
Balance at end of period				$285

NOTE 21 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests. Excluding the loan amounts described in detail below, loans outstanding to executive officers and directors and their related interests amounted to $249 thousand at September 30, 2017 and December 31, 2016, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from executive officers, directors, and their related interests amounted to $1.6 million and $2.4 million at September 30, 2017 and December 31, 2016, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
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
During the nine months ended September 30, 2017 and the year ended December 31, 2016, the fees and expenses paid by the Company included $343 thousand and $0, respectively, incurred by the Company's General Counsel John Grosvenor. For indemnification costs paid for former executive officers or directors, see Transactions with Former Related Parties below.
Sabal Loan. On September 5, 2017 John A. Bogler became the Chief Financial Officer of the Company and the Bank. Mr. Bogler is a founding member, and since 2015 and up until his employment with the Company, was a board member and Chief Financial Officer, of Sabal Capital Partners, LLC. Sabal Capital Partners, LLC is the sole owner of Sabal Opportunities Fund I, LLC, which in turn is the sole owner of Sabal TL1, LLC (together, Sabal). Mr. Bogler remains a material owner of Sabal. Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $40.0 million effective June 11, 2017, to Sabal TL1, LLC, with a maximum funding amount of $100.0 million in certain situations.
Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $94.7 million and $55.1 million, respectively. The amount outstanding as of September 30, 2017 and December 31, 2016 was $34.7 million and $22.6 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $450.5 million and $514.1 million in principal, respectively, and $895 thousand and $1.1 million in interest, respectively, was paid by Sabal on the facility to the Bank during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

•
The Company agreed to conduct a search for two additional independent directors in collaboration with the Legion Group. In accordance with this provision, following a search initiated by the Company Board and (following entry into the Cooperation Agreement) conducted in consultation with Legion Group, the Company Board appointed Mary A. Curran and Bonnie G. Hill as new independent directors, for terms that became effective on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran is serving as a Class I director, for a term to expire at the Company’s 2019 Annual Meeting of Stockholders and Dr. Hill is serving as a Class III director, for a term to expire at the Company’s 2018 Annual Meeting of Stockholders. Simultaneously with the effectiveness of their appointments to the Company Board, each of Ms. Curran and Dr. Hill was appointed as a director of the Bank.

•
From March 13, 2017 until June 10, 2017, the day after the Company’s 2017 Annual Meeting, the Legion Group agreed to vote all the shares of the Company's voting common stock that it beneficially owned (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Board and against any proposals or resolutions to remove any director and (iii) in accordance with the Board’s recommendations on all other proposals of the Board set forth in the Company’s proxy statement.

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

•	The Company agreed to reimburse the Legion Group up to $100 thousand for its legal fees and expenses incurred in connection with its investment in the Company.
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
Cooperation Agreement. On February 7, 2017, Richard J. Lashley, a co-founder of PL Capital Advisors, LLC, was appointed to the Boards of Directors of the Company and the Bank, which appointments became effective February 16, 2017. Mr. Lashley was appointed as a Class I director of the Company, for a term that will expire at the Company’s 2019 Annual Meeting of Stockholders. In connection with the appointment of Mr. Lashley to the Boards, on February 8, 2017, the PL Capital Group and Mr. Lashley entered into a cooperation agreement with the Company (PL Capital Cooperation Agreement), in which PL Capital Group agreed, among other matters:

•
From February 8, 2017 until June 10, 2017 (PL Capital Restricted Period), the PL Capital Group agreed to vote all the shares of Common Stock that it beneficially owned (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Company’s Board and against any proposals or resolutions to remove any director and (iii) in accordance with the recommendations by the Company’s Board on all other proposals of the Company’s Board set forth in the Company’s proxy statement.

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

Patriot Affiliates. As reported in a Schedule 13D amendment filed with the SEC on November 10, 2014, Patriot’s last public filing reporting ownership of the Company’s securities, Patriot Financial Partners, L.P. (together with its affiliates referred to as Patriot Partners) owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot Partners reported represented 9.3 percent of the Company’s outstanding voting common stock as of that date. For the details of the transaction in which Patriot Partners acquired certain of these shares, see “Securities Purchase Agreement with Patriot” below. In connection with the appointment of W. Kirk Wycoff, a managing partner of Patriot Partners, to the Boards of Directors of the Company and the Bank (described below), Mr. Wycoff filed a Form 3 with the SEC on February 24, 2017, which reported total holdings for Patriot Partners of 2,850,564 shares.
Director. On February 9, 2017, Mr. Wycoff was appointed to the Boards of Directors of the Company and the Bank, which appointment became effective on February 16, 2017. Mr. Wycoff was appointed as a Class III director of the Company, for a term that will expire at the Company’s 2018 Annual Meeting of Stockholders..
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
During the nine months ended September 30, 2017 (excluding fees paid in January 2017), the fees and expenses paid by the Company included $2.1 million incurred by the Company’s then- (now former) Chair, President and Chief Executive Officer Steven A. Sugarman ; $999 thousand incurred by the Bank’s then- (now former) Management Vice Chair Jeffrey T. Seabold; $584 thousand jointly incurred by the Company’s then- (now former) Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s then- (now former) Chief Financial Officer James J. McKinney; and $461 thousand incurred by the Company’s then- (now former) director Chad Brownstein. For the year ended December 31, 2016, fees and expenses incurred under the arrangement described above (which were paid in January 2017) included $573 thousand incurred by Mr. Sugarman; $57 thousand incurred by Mr. Seabold; $135 thousand incurred jointly by Messrs. Turner and McKinney; and $29 thousand incurred by Mr. Brownstein. Indemnification was paid on behalf of other former executive officers and former directors in lesser amounts for the nine months ended September 30, 2017 and the year ended December 31, 2016.

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
As of September 30, 2017 and December 31, 2016, there were $15.1 million and no outstanding advances, respectively, by the Bank under the Stadco Loan. During the nine months ended September 30, 2017, the largest amount of principal outstanding under the Stadco Loan was $15.1 million. The Bank collected $277 thousand and $59 thousand, respectively, in unused loan fees during the nine months ended September 30, 2017 and the year ended December 31, 2016. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the nine months ended September 30, 2017 and the year ended December 31, 2016, $121 thousand and $0 interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.
As of September 30, 2017 and December 31, 2016, there were $3.5 million and no outstanding advances, respectively, by the Bank under the Team Loan. During the nine months ended September 30, 2017, the largest aggregate amount of principal outstanding under the Team Loan was $3.5 million. The Bank collected $84 thousand and $18 thousand, respectively, in unused loan fees during the nine months ended September 30, 2017 and the year ended December 31, 2016. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the nine months ended September 30, 2017 and the year ended December 31, 2016, $43 thousand and $0 interest, respectively, was paid by Team to the Bank on the Team Loan.
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
As of September 30, 2017 and December 31, 2016, the various entities affiliated with LAFC held $53.6 million and $76.0 million, respectively, of deposits at the Bank.

Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP during the six-month period from April 1, 2017 to September 30, 2017. Michelman & Robinson, LLP currently has three outstanding letters of credit with the Bank, none of which was drawn upon as of September 30, 2017, which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.
Consulting Agreement for the Bank. On August 4, 2016, the Bank entered into a Management Services Agreement with Carlos Salas, who was, at the time, the Chief Executive Officer of COR Clearing LLC (COR Clearing) and Chief Financial Officer of COR Securities Holding, Inc. (CORSHI). Steven A. Sugarman, the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank, is the Chief Executive Officer, as well as a controlling equity owner, of both COR Clearing and CORSHI. For management consulting and advisory services provided to the Bank through the termination of the management services agreement on November 30, 2016, Mr. Salas earned $108 thousand in fees. On December 1, 2016, Mr. Salas became a full-time employee of the Bank and tendered his resignation from his positions as Chief Executive Officer of COR Clearing and Chief Financial Officer of CORSHI effective upon the orderly transition of his duties, but in no case later than March 31, 2017. Mr. Salas earned $17 thousand as a full time employee of the Bank during the year ended December 31, 2016. Mr. Salas separated from the Bank on February 1, 2017.
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
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of September 30, 2017 and December 31, 2016, outstanding advances by the Bank under the Teleios line of credit were $16.0 million and $15.0 million, respectively. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the largest aggregate amount of principal outstanding under the Teleios line of credit were $20.0 million and $15.0 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the nine months ended September 30, 2017 and the year ended December 31, 2016, $4.0 million and $2.0 million in principal, respectively, and $757 thousand and $462 thousand in interest, respectively, was paid by Teleios on the line of credit to the Bank.
Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $40.0 million (the Sabal repurchase facility) effective June 11, 2017, to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $100.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. and effective September 15, 2015, Sabal was no longer controlled by Oaktree Capital Management, L.P. For more information about the facility, see above under "Transactions with Current Related Parties, Sabal Loan."
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
As of September 30, 2017 and December 31, 2016, St. Cloud entities held $0 and $1 thousand, respectively, in deposits at the Bank.
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
CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial, which was controlled by Jeffrey T. Seabold and in which certain relatives of Steven A. Sugarman (the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank) directly or through their affiliated entities also owned certain minority, non-controlling interests. Mr. Seabold previously served as Management Vice Chair of the Bank and also held prior positions as a director of the Company and the Bank; on September 5, 2017, Mr. Seabold submitted a notice of termination of employment as Management Vice Chair of the Bank pursuant to his employment agreement with the Bank effective immediately.
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

NOTE 22 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. The Company was named as a defendant in several complaints filed in the United States District Court for the Central District of California in January 2017 alleging violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were brought as purported class actions on behalf of stockholders who purchased shares of the Company’s common stock between varying dates, inclusive of August 7, 2015 through January 23, 2017. Those actions were consolidated, a lead plaintiff was appointed, and the lead plaintiff filed a Consolidated Amended Complaint on May 31, 2017. The defendants moved to dismiss the Consolidated Amended Complaint. On September 18, 2017, the district court granted in part and denied in part Defendants’ motions to dismiss. Specifically, the court denied the defendants’ motions as to the Company’s April 15, 2016 Proxy Statement which listed the positions held by Steven A. Sugarman (the Company’s then (now former) Chairman, President and Chief Executive Officer) with COR Securities Holdings Inc., COR Clearing LLC, and COR Capital LLC while omitting their alleged connections with Jason Galanis. The Company believes that the action is without merit and intends to vigorously contest it.
On September 26, 2017, a shareholder derivative action was filed in the United States District Court for the Central District of California against four of the Company’s directors alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint seeks monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that the failure of the shareholder to make a demand requires dismissal of the action.
On September 5, 2017, Jeffrey Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court against the Company and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleges that he was constructively terminated as a Company and Bank employee and seeks in excess of $5 million in damages. The Company and the Bank believe that the action is without merit and intend to vigorously contest it.
NOTE 23 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on September 30, 2017 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2017. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.
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
Purchased Credit Impaired Loans: The Company did not have PCI loans at September 30, 2017, due mainly to the sale of seasoned SFR mortgage PCI loans during the nine months ended September 30, 2017. As a result, the accounting policy for PCI loans is no longer considered to be a critical accounting policy.
Recent Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” The amendments in this Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This Update is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This Update as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for interim and annual periods beginning after December 15, 2017, and entities have the option of using either a modified retrospective or full retrospective approach for the adoption. The Company’s revenue streams primarily consist of net interest income and noninterest income. The scope of this Update explicitly excludes net interest income, as well as other revenues from financial instruments such as loans, leases, and securities. Certain noninterest income revenue items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are in the scope of this Update. However, the Company does not expect this guidance to have a material impact on its consolidated financial statements.
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

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this Update shorten the amortization period for certain callable debt securities acquired at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this Update to annual periods beginning after December 15, 2018, including interim periods. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12. “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” The amendments in this Update are to better reflect the economic results of hedging in the financial statements along with simplification of certain hedge accounting requirements. Specifically, the entire change in the fair value of the hedging instrument is required to be presented in the same income statement line as and in the same period that the earnings effect of the hedged item is recognized. Therefore, hedge ineffectiveness will not be reported separately or in a different period. In addition, hedge effectiveness can be determined qualitatively in periods following inception. The amendments permit an entity to measure the change in fair value of the hedged item on the basis of the benchmark rate component. They also permit an entity to measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged. For a closed portfolio of prepayable financial assets, an entity is permitted to designate the amount that is not expected to be affected by prepayments or defaults as the hedged item. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The early adoption is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$10,280,028	$11,216,404	$10,280,028	$11,216,404
Cash and cash equivalents	611,826	372,603	611,826	372,603
Loans and leases receivable, net	6,181,825	6,528,558	6,181,825	6,528,558
Loans held-for-sale	50,130	358,892	50,130	358,892
Other real estate owned, net	3,682	275	3,682	275
Securities available-for-sale	2,755,664	1,941,588	2,755,664	1,941,588
Securities held-to-maturity	—	962,315	—	962,315
Bank owned life insurance	104,292	101,909	104,292	101,909
Time deposits in financial institutions	1,000	1,500	1,000	1,500
FHLB and other bank stock	67,063	69,190	67,063	69,190
Assets of discontinued operations	59,575	546,357	59,575	546,357
Deposits	7,403,593	9,078,319	7,403,593	9,078,319
Total borrowings	1,679,385	996,482	1,679,385	996,482
Liabilities of discontinued operation	12,500	25,813	12,500	25,813
Total stockholders' equity	1,013,908	971,424	1,013,908	971,424
Selected operations data:
Total interest and dividend income	$96,751	$98,122	$292,033	$270,113
Total interest expense	21,715	15,274	61,016	42,700
Net interest income	75,036	82,848	231,017	227,413
Provision for loan and lease losses	3,561	2,592	8,647	4,682
Net interest income after provision for loan and lease losses	71,475	80,256	222,370	222,731
Total noninterest income	18,365	22,030	38,975	66,126
Total noninterest expense	75,671	86,123	241,886	210,320
Income from continuing operations before income taxes	14,169	16,163	19,459	78,537
Income tax (benefit) expense	(3,939)	(9,016)	(23,163)	16,292
Income from continuing operations	18,108	25,179	42,622	62,245
Income (loss) from discontinued operations before income taxes	(1,958)	18,574	6,399	33,952
Income tax (benefit) expense	(799)	7,816	2,614	14,045
Income (loss) from discontinued operations	(1,159)	10,758	3,785	19,907
Net income	16,949	35,937	46,407	82,152
Dividends paid on preferred stock	5,112	5,112	15,338	14,801
Net income available to common stockholders	11,837	30,825	31,069	67,351
Basic earnings per total common share
Income from continued operations	$0.25	$0.38	$0.52	$0.99
Income (loss) from discontinued operations	(0.02)	0.22	$0.08	$0.43
Net income	0.23	0.60	$0.60	$1.42
Diluted earnings per total common share
Income from continued operations	$0.25	$0.38	$0.52	$0.97
Income (loss) from discontinued operations	(0.02)	0.21	$0.07	$0.43
Net income	0.23	0.59	$0.59	$1.40
Performance ratios of consolidated operations: (1)
Return on average assets	0.67%	1.32%	0.58%	1.11%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands, except per share data)
Return on average equity	6.69%	14.76%	6.16%	12.51%
Return on average tangible common equity (2)	7.16%	19.51%	6.46%	16.84%
Dividend payout ratio (3)	56.52%	20.00%	65.00%	25.35%
Net interest spread	2.92%	3.18%	2.96%	3.22%
Net interest margin (4)	3.15%	3.32%	3.14%	3.36%
Ratio of noninterest expense to average total assets	3.10%	4.55%	3.79%	4.22%
Efficiency ratio (5)	83.36%	76.90%	89.74%	72.79%
Efficiency ratio, as adjusted (2), (5)	72.49%	62.38%	77.58%	67.23%
Average interest-earning assets to average interest-bearing liabilities	123.99%	123.29%	122.82%	124.18%
Asset quality ratios:
ALLL	$45,072	$40,233	$45,072	$40,233
Nonperforming loans and leases	12,275	35,223	12,275	35,223
Nonperforming assets	15,957	35,498	15,957	35,498
Nonperforming assets to total assets	0.16%	0.32%	0.16%	0.32%
ALLL to nonperforming loans and leases	367.19%	114.22%	367.19%	114.22%
ALLL to total loans and leases	0.72%	0.61%	0.72%	0.61%
Capital Ratios:
Average equity to average assets	9.95%	8.92%	9.45%	8.84%
Total stockholders' equity to total assets	9.86%	8.66%	9.86%	8.66%
Tangible common equity to tangible assets (2)	6.82%	5.80%	6.82%	5.80%
Book value per common share	$14.74	$14.12	$14.74	$14.12
Tangible common equity (TCE) per common share (2)	13.80	13.02	13.80	13.02
Book value per common share and per common share issuable under purchase contracts	14.74	14.07	14.74	14.07
TCE per common share and per common share issuable under purchase contracts (2)	13.80	12.98	13.80	12.98
Banc of California, Inc.
Total risk-based capital ratio	14.48%	12.79%	14.48%	12.79%
Tier 1 risk-based capital ratio	13.77%	12.54%	13.77%	12.54%
Common equity tier 1 capital ratio	9.91%	8.85%	9.91%	8.85%
Tier 1 leverage ratio	9.55%	8.47%	9.55%	8.47%
Banc of California, NA
Total risk-based capital ratio	16.39%	14.38%	16.39%	14.38%
Tier 1 risk-based capital ratio	15.68%	13.83%	15.68%	13.83%
Common equity tier 1 capital ratio	15.68%	13.83%	15.68%	13.83%
Tier 1 leverage ratio	10.88%	9.31%	10.88%	9.31%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See Non-GAAP Financial Measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Average total stockholders' equity	$1,005,462	$968,684	$1,007,185	$876,922
Less average preferred stock	(269,071)	(269,071)	(269,071)	(266,377)
Less average goodwill	(37,144)	(39,244)	(37,829)	(39,244)
Less average other intangible assets	(10,760)	(16,039)	(11,910)	(17,308)
Average tangible common equity	$688,487	$644,330	$688,375	$553,993

Net income	$16,949	$35,937	$46,407	$82,152
Less preferred stock dividends	(5,112)	(5,112)	(15,338)	(14,801)
Add amortization of intangible assets	916	1,179	3,062	3,823
Add impairment on intangible assets	—	—	336	—
Less tax effect on amortization and impairment of intangible assets (1)	(321)	(413)	(1,189)	(1,338)
Adjusted net income	$12,432	$31,591	$33,278	$69,836

Return on average equity	6.69%	14.76%	6.16%	12.51%
Return on average tangible common equity	7.16%	19.51%	6.46%	16.84%

(1)	Utilized a 35 percent tax rate

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Noninterest expense	$79,008	$124,262	$301,839	$313,437
Loss on investments in alternative energy partnerships	(8,348)	(17,660)	(26,791)	(17,660)
Total adjusted noninterest expense	$70,660	$106,602	$275,048	$295,777
Net interest income	$75,953	$86,961	$237,996	$238,415
Noninterest income	18,827	74,630	98,348	192,193
Total revenue	94,780	161,591	336,344	430,608
Tax credit from investments in alternative energy partnerships	8,777	19,357	33,287	19,357
Deferred tax expense on investments in alternative energy partnerships	(1,536)	(3,387)	(5,825)	(3,387)
Tax effect on tax credit and deferred tax expense	3,804	11,002	17,528	11,002
Loss on investments in alternative energy partnerships	(8,348)	(17,660)	(26,791)	(17,660)
Total pre-tax adjustments for investments in alternative energy partnerships	2,697	9,312	18,199	9,312
Total adjusted revenue	$97,477	$170,903	$354,543	$439,920
Efficiency ratio	83.36%	76.90%	89.74%	72.79%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	72.49%	62.38%	77.58%	67.23%
Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	34.44%	40.79%	38.96%	40.79%
Tangible Common Equity to Tangible Assets and Tangible Common Equity Per Common Share and Per Common Share Issuable under Purchase Contracts

	September 30,
	2017	2016
	($ in thousands)
Total stockholders' equity	$1,013,908	$971,424
Less goodwill	(37,144)	(39,244)
Less other intangible assets	(10,219)	(15,335)
Less preferred stock	(269,071)	(269,071)
TCE	$697,474	$647,774
Total assets	$10,280,028	$11,216,404
Less goodwill	(37,144)	(39,244)
Less other intangible assets	(10,219)	(15,335)
Tangible assets	$10,232,665	$11,161,825
Total stockholders' equity to total assets	9.86%	8.66%
TCE to tangible assets	6.82%	5.80%
Common shares outstanding	50,096,056	49,531,321
Class B non-voting non-convertible common shares outstanding	430,694	201,922
Total common shares outstanding	50,526,750	49,733,243
Minimum number of shares issuable under purchase contracts (1)	—	188,742
Total common shares outstanding and shares issuable under purchase contracts	50,526,750	49,921,985
Book value per common share	$14.74	$14.12
TCE per common share	$13.80	$13.02
Book value per common share and per common share issuable under purchase contracts	$14.74	$14.07
TCE per common share and per common share issuable under purchase contracts	$13.80	$12.98

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
The Bank is headquartered in Santa Ana, California and had 34 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties at September 30, 2017.
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

•
Income from continuing operations was $18.1 million for the three months ended September 30, 2017, a decrease of $7.1 million, or 28.1 percent, from $25.2 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, income from continuing operations was $42.6 million, a decrease of $19.6 million, or 31.5 percent, from $62.2 million for the nine months ended September 30, 2016. Net income was $16.9 million for the three months ended September 30, 2017, a decrease of $19.0 million, or 52.8 percent, from $35.9 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net income was $46.4 million, a decrease of $35.7 million, or 43.5 percent, from $82.2 million for the nine months ended September 30, 2016.

•
Return on average assets, on a consolidated operations basis, was 0.67 percent and 1.32 percent on an annualized basis, respectively, for the three months ended September 30, 2017 and 2016, and 0.58 percent and 1.11 percent on an annualized basis, respectively, for the nine months ended September 30, 2017 and 2016. Return on average tangible common equity, on a consolidated operations basis, was 7.16 percent and 19.51 percent on an annualized basis, respectively, for the three months ended September 30, 2017 and 2016, and 6.46 percent and 16.84 percent on an annualized basis, respectively, for the nine months ended September 30, 2017 and 2016.

•
Net interest income, on a consolidated operations basis, was $76.0 million for the three months ended September 30, 2017, a decrease of $11.0 million, or 12.7 percent, from $87.0 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net interest income was $238.0 million, a decrease of $419 thousand, or 0.2 percent, from $238.4 million for the nine months ended September 30, 2016. The decrease in net interest income from the prior period was largely due to higher interest expense on higher average balances of interest-bearing liabilities and a lower average balance of total loans and leases, partially offset by higher interest income from higher average balances of securities and other interest-earning assets. Net interest margin was 3.15 percent and 3.32 percent, respectively, for the three months ended September 30, 2017 and 2016, and 3.14 percent and 3.36 percent, respectively, for the nine months ended September 30, 2017 and 2016.

•
Provision for loan and lease losses was $3.6 million for the three months ended September 30, 2017, an increase of $969 thousand, or 37.4 percent, from $2.6 million for the three months ended September 30, 2016. Provision for loan and lease losses was $8.6 million for the nine months ended September 30, 2017, an increase of $4.0 million, or 84.7 percent, from $4.7 million for the nine months ended September 30, 2016.

•
Noninterest income from continuing operations was $18.4 million for the three months ended September 30, 2017, a decrease of $3.7 million, or 16.6 percent, from $22.0 million for the three months ended September 30, 2016. The decrease in noninterest income was mainly due to decreases in net gain on sale of loans, loan brokerage income and other income, partially offset by increases in net gain on sale of securities available-for-sale and loan servicing income (loss). For the nine months ended September 30, 2017, noninterest income from continuing operations was $39.0 million, a decrease of $27.2 million, or 41.1 percent, from $66.1 million for the nine months ended September 30, 2016. The decrease in noninterest income was mainly due to a gain on sale of subsidiary during the nine months ended September 30, 2016 and decreases in net gain on sale of securities available-for-sale, net gain on sale of loans, loan brokerage income and other income, partially offset by increases in customer services fees and loan servicing income. Noninterest income from discontinued operations was $462 thousand for the three months ended September 30, 2017, a decrease of $52.1 million, or 99.1 percent, from $52.6 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, noninterest income from discontinued operations was $59.4 million, a decrease of $66.7 million, or 52.9 percent, from $126.1 million for the three months ended September 30, 2016. The decrease was mainly due to a decrease in net revenue from discontinued operations, partially offset by a net gain on disposal of discontinued operations in 2017 periods.

•
Noninterest expense from continuing operations was $75.7 million for the three months ended September 30, 2017, a decrease of $10.5 million, or 12.1 percent, from $86.1 million for the three months ended September 30, 2016. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by an increase in all other expense. For the nine months ended September 30, 2017, noninterest expense from continuing operations was $241.9 million, an increase of $31.6 million, or 15.0 percent, from $210.3 million for the nine months ended September 30, 2016. The increase was mainly due to the special committee and governmental investigations and restructuring, as well as an increase in loss on investments in alternative energy partnerships, partially offset by decreases in salaries and employee benefits, outside service fees and provision for loan repurchases. Noninterest expense from discontinued operations was $3.3 million for the three months ended September 30, 2017, a decrease of $34.8 million, or 91.3 percent, from $38.1 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, noninterest expense from discontinued operations was $60.0 million, a decrease of $43.2 million, or 41.9 percent, from $103.1 million for the nine months ended September 30, 2016. The decrease was mainly due to decreases in salaries and employee benefits, occupancy and equipment, data processing and advertising, partially offset by an increase in professional fees and a restructuring expense in 2017.

•
Income tax (benefit) expense from consolidated operations was $(4.7) million and $(1.2) million, respectively, for the three months ended September 30, 2017 and 2016, and $(20.5) million and $30.3 million, respectively, for the nine months ended September 30, 2017 and 2016. Income tax benefits were mainly due to the recognition of tax credits from the investments in alternative energy partnerships of $8.8 million and $33.3 million, respectively, for the three and nine months ended September 30, 2017, and $19.4 million for the three and nine months ended September 30, 2016.

•
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships was 72.49 percent and 77.58 percent, respectively, for the three and nine months ended September 30, 2017, compared to 62.38 percent and 67.23 percent, respectively, for the three and nine months ended September 30, 2016. The changes in the 2017 periods were mainly due to the larger decrease in total revenue than the decrease in noninterest expense.

•
Total assets were $10.28 billion at September 30, 2017, a decrease of $749.8 million, or 6.8 percent, from $11.03 billion at December 31, 2016. Average total assets were $10.10 billion for the three months ended September 30, 2017, a decrease of $759.1 million, or 7.0 percent, from $10.86 billion for the three months ended September 30, 2016. For the nine months ended September 30, 2017, average total assets were $10.66 billion, an increase of $0.74 billion, or 7.4 percent, from $9.92 billion for the nine months ended September 30, 2016.

•
Loans and leases receivable, net of ALLL were $6.18 billion at September 30, 2017, an increase of $187.5 million, or 3.1 percent, from $5.99 billion at December 31, 2016. Loans held-for-sale, on a consolidated operations basis, were $109.1 million at September 30, 2017, a decrease of $595.6 million, or 84.5 percent, from $704.7 million at December 31, 2016. Average total loans and leases were $6.27 billion for the three months ended September 30, 2017, a decrease of $976.6 million, or 13.5 percent, from $7.25 billion for the three months ended September 30, 2016. For the nine months ended September 30, 2017, average total loans and leases were $6.56 billion, a decrease of $74.3 million, or 1.1 percent, from $6.64 billion for the nine months ended September 30, 2016.

•
Total deposits were $7.40 billion at September 30, 2017, a decrease of $1.74 billion, or 19.0 percent, from $9.14 billion at December 31, 2016. Average total deposits were $7.68 billion for the three months ended September 30, 2017, a decrease of $0.66 billion, or 8.0 percent, from $8.34 billion for the three months ended September 30, 2016. For the nine months ended September 30, 2017, average total deposits were $8.27 billion, an increase of $1.00 billion, or 13.7 percent, from $7.27 billion for the nine months ended September 30, 2016.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Interest and dividend income	$96,751	$98,122	$292,033	$270,113
Interest expense	21,715	15,274	61,016	42,700
Net interest income	75,036	82,848	231,017	227,413
Provision for loan and lease losses	3,561	2,592	8,647	4,682
Noninterest income	18,365	22,030	38,975	66,126
Noninterest expense	75,671	86,123	241,886	210,320
Income from continuing operations before income taxes	14,169	16,163	19,459	78,537
Income tax (benefit) expense	(3,939)	(9,016)	(23,163)	16,292
Income from continuing operations	18,108	25,179	42,622	62,245
Income (loss) from discontinued operations before income taxes	(1,958)	18,574	6,399	33,952
Income tax (benefit) expense	(799)	7,816	2,614	14,045
Income (loss) from discontinued operations	(1,159)	10,758	3,785	19,907
Net income	16,949	35,937	46,407	82,152
Preferred stock dividends	5,112	5,112	15,338	14,801
Net income available to common stockholders	$11,837	$30,825	$31,069	$67,351
Basic earnings per total common share
Income from continuing operations	$0.25	$0.38	$0.52	$0.99
Income (loss) from discontinued operations	(0.02)	0.22	0.08	0.43
Net income	$0.23	$0.60	$0.60	$1.42
Diluted earnings per total common share
Income from continuing operations	$0.25	$0.38	$0.52	$0.97
Income (loss) from discontinued operations	(0.02)	0.21	0.07	0.43
Net income	$0.23	$0.59	$0.59	$1.40

Consolidated Statement of Operations of Consolidated Operations
The following table presents a reconciliation of Consolidated Statement of Operations of consolidated operations for the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Continuing Operations	Discontinued Operations	Consolidated Operations	Continuing Operations	Discontinued Operations	Consolidated Operations
	(In thousands)
Interest and dividend income	$96,751	$917	$97,668	$292,033	$6,979	$299,012
Interest expense	21,715	—	21,715	61,016	—	61,016
Net interest income	75,036	917	75,953	231,017	6,979	237,996
Provision for loan and lease losses	3,561	—	3,561	8,647	—	8,647
Noninterest income	18,365	462	18,827	38,975	59,373	98,348
Noninterest expense	75,671	3,337	79,008	241,886	59,953	301,839
Income from continuing operations before income taxes	14,169	(1,958)	12,211	19,459	6,399	25,858
Income tax (benefit) expense	(3,939)	(799)	(4,738)	(23,163)	2,614	(20,549)
Net income	$18,108	$(1,159)	$16,949	$42,622	$3,785	$46,407

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,268,915	$71,125	4.50%	$7,245,472	$80,370	4.41%
Securities	2,791,585	24,337	3.46%	2,776,304	19,934	2.86%
Other interest-earning assets (2)	519,593	2,206	1.68%	410,471	1,931	1.87%
Total interest-earning assets	9,580,093	97,668	4.04%	10,432,247	102,235	3.90%
ALLL	(42,696)			(38,258)
BOLI and non-interest earning assets (3)	563,784			466,268
Total assets	$10,101,181			$10,860,257
Interest-bearing liabilities:
Savings	$968,158	2,263	0.93%	$887,973	1,704	0.76%
Interest-bearing checking	2,037,729	3,871	0.75%	2,300,128	3,972	0.69%
Money market	1,935,262	5,095	1.04%	2,427,356	3,226	0.53%
Certificates of deposit	1,560,078	4,239	1.08%	1,548,604	2,322	0.60%
FHLB advances	962,391	3,352	1.38%	1,104,663	1,413	0.51%
Securities sold under repurchase agreements	88,810	500	2.23%	12,539	48	1.52%
Long term debt and other interest-bearing liabilities	173,772	2,395	5.47%	180,180	2,589	5.72%
Total interest-bearing liabilities	7,726,200	21,715	1.12%	8,461,443	15,274	0.72%
Noninterest-bearing deposits	1,178,062			1,178,849
Non-interest-bearing liabilities	191,457			251,281
Total liabilities	9,095,719			9,891,573
Total stockholders’ equity	1,005,462			968,684
Total liabilities and stockholders’ equity	$10,101,181			$10,860,257
Net interest income/spread		$75,953	2.92%		$86,961	3.18%
Net interest margin (4)			3.15%			3.32%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees of $756 thousand and $283 thousand and accretion of discount on purchased loans of $280 thousand and $9.9 million for the three months ended September 30, 2017 and 2016, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $103.9 million and $101.5 million for the three months ended September 30, 2017 and 2016, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,562,641	$216,355	4.41%	$6,636,978	$221,257	4.45%
Securities	3,055,468	76,572	3.35%	2,534,788	55,374	2.92%
Other interest-earning assets (2)	512,426	6,085	1.59%	297,213	4,484	2.02%
Total interest-earning assets	10,130,535	299,012	3.95%	9,468,979	281,115	3.97%
ALLL	(42,297)			(37,161)
BOLI and non-interest earning assets (3)	570,108			489,839
Total assets	$10,658,346			$9,921,657
Interest-bearing liabilities:
Savings	$1,004,058	6,817	0.91%	$863,088	4,878	0.75%
Interest-bearing checking	2,020,208	10,894	0.72%	2,061,761	10,352	0.67%
Money market	2,340,484	15,268	0.87%	1,847,906	6,867	0.50%
Certificates of deposit	1,699,865	11,391	0.90%	1,295,588	5,619	0.58%
FHLB advances	922,421	7,549	1.09%	1,240,872	4,641	0.50%
Securities sold under repurchase agreements	42,061	686	2.18%	104,076	597	0.77%
Long term debt and other interest-bearing liabilities	219,080	8,411	5.13%	212,209	9,746	6.13%
Total interest-bearing liabilities	8,248,176	61,016	0.99%	7,625,500	42,700	0.75%
Noninterest-bearing deposits	1,206,881			1,205,179
Non-interest-bearing liabilities	196,104			214,056
Total liabilities	9,651,161			9,044,735
Total stockholders’ equity	1,007,185			876,922
Total liabilities and stockholders’ equity	$10,658,346			$9,921,657
Net interest income/spread		$237,996	2.96%		$238,415	3.22%
Net interest margin (4)			3.14%			3.36%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees of $917 thousand and $663 thousand and accretion of discount on purchased loans of $4.5 million and $31.0 million for the nine months ended September 30, 2017 and 2016, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $103.3 million and $100.9 million for the nine months ended September 30, 2017 and 2016, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest and dividend income:
Total loans and leases	$(10,885)	$1,640	$(9,245)	$(2,719)	$(2,183)	$(4,902)
Securities	112	4,291	4,403	12,347	8,851	21,198
Other interest-earning assets	484	(209)	275	2,715	(1,114)	1,601
Total interest and dividend income	$(10,289)	$5,722	$(4,567)	$12,343	$5,554	$17,897
Interest expense:
Savings	$161	$398	$559	$841	$1,098	$1,939
Interest-bearing checking	(452)	351	(101)	(212)	754	542
Money market	(760)	2,629	1,869	2,225	6,176	8,401
Certificates of deposit	17	1,900	1,917	2,085	3,687	5,772
FHLB advances	(204)	2,143	1,939	(1,437)	4,345	2,908
Securities sold under repurchase agreements	420	32	452	(517)	606	89
Long term debt and other interest-bearing liabilities	(87)	(107)	(194)	305	(1,640)	(1,335)
Total interest expense	(905)	7,346	6,441	3,290	15,026	18,316
Net interest income	$(9,384)	$(1,624)	$(11,008)	$9,053	$(9,472)	$(419)
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net interest income was $76.0 million for the three months ended September 30, 2017, a decrease of $11.0 million, or 12.7 percent, from $87.0 million for the three months ended September 30, 2016. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities and lower average balance of total loans and leases, partially offset by higher interest income from higher average balances of securities and other interest-earning assets, and higher average yield on securities.
Interest income on total loans and leases was $71.1 million for the three months ended September 30, 2017, a decrease of $9.2 million, or 11.5 percent, from $80.4 million for the three months ended September 30, 2016. The decrease in interest income on loans and leases was due to a $976.6 million decrease in average total loans and leases, partially offset by a 9 basis points (bps) increase in average yield. The decrease in average balance was due mainly to sales of the Company's lease financing portfolio during the three months ended December 31, 2016, seasoned SFR mortgage loan pools during the second half of 2016 and three months ended September 30, 2017, and Banc Home Loans division during the three months ended March 31, 2017. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by the sale of the Company's lease financing portfolio, which earned a higher yield than other loan portfolios, and a decrease of seasoned SFR mortgage loan pools, where discounts on these pools generate additional interest income. The Company transferred all of its seasoned SFR mortgage loan pools to loans held-for-sale at the lower of cost or fair value during the three months ended June 30, 2017 and did not recognize any discount accretion on these loans. The discount accretion included in interest income on total loans and leases totaled $280 thousand and $9.9 million for the three months ended September 30, 2017 and 2016, respectively.
Interest income on securities was $24.3 million for the three months ended September 30, 2017, an increase of $4.4 million, or 22.1 percent, from $19.9 million for the three months ended September 30, 2016. The increase in interest income on securities was due to a $15.3 million increase in average balance and a 60 bps increase in average yield. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.

Dividends and interest income on other interest-earning assets was $2.2 million for the three months ended September 30, 2017, an increase of $275 thousand, or 14.2 percent, from $1.9 million for the three months ended September 30, 2016. The increase in dividends and interest income on other interest-earning assets was due to a $109.1 million increase in average balance, partially offset by a 19 bps decrease in average yield. The increase in average balance was mainly due to the excess cash from a decrease in total loans and leases, partially offset by decreases in deposits and other borrowings and an increase in securities. The decrease in average yield was mainly due to an increase in interest-earning deposits in financial institutions, which earn lower yields than other interest-earning assets.
Interest expense on interest-bearing deposits was $15.5 million for the three months ended September 30, 2017, an increase of $4.2 million, or 37.8 percent, from $11.2 million for the three months ended September 30, 2016. The increase in interest expense on interest-bearing deposits was due to a 32 bps increase in average cost, partially offset by a $662.8 million decrease in average balance. The decrease in average balance was mainly due to the Company's strategic reduction of brokered and other high-rate and high-volatility deposits during the three months ended September 30, 2017. The increase in average cost was mainly due mainly to a rising interest rate environment.
Interest expense on FHLB advances was $3.4 million for the three months ended September 30, 2017, an increase of $1.9 million, or 137.2 percent, from $1.4 million for the three months ended September 30, 2016. The increase was due mainly to an 87 bps increase in average cost, partially offset by a $142.3 million decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $500 thousand for the three months ended September 30, 2017, an increase of $452 thousand, or 941.7 percent, from $48 thousand for the three months ended September 30, 2016. The Company utilized an increased amount of repurchase agreements to diversify its funding sources during the three months ended September 30, 2017.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended September 30, 2017, a decrease of $194 thousand, or 7.5 percent, from $2.6 million for the three months ended September 30, 2016. The decrease was mainly due to a maturity of amortizing debt during the three months ended June 30, 2017 and the utilization of a line of credit with an unaffiliated third party financial institution during the three months ended September 30, 2016, which was voluntarily terminated by the Company on June 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net interest income was $238.0 million for the nine months ended September 30, 2017, a decrease of $419 thousand, or 0.2 percent, from $238.4 million for the nine months ended September 30, 2016. The decrease in net interest income from the prior period was largely due to higher interest expense on higher average balances of interest-bearing liabilities and a lower average balance of total loans and leases, partially offset by higher interest income from higher average balances of securities and other interest-earning assets.
Interest income on total loans and leases was $216.4 million for the nine months ended September 30, 2017, a decrease of $4.9 million, or 2.2 percent, from $221.3 million for the nine months ended September 30, 2016. The decrease in interest income on loans and leases was due to a $74.3 million decrease in average balance and a 4 bps decrease in average yield. The decrease in average balance was due mainly to sales of the Company's lease financing portfolio during the three months ended December 31, 2016, seasoned SFR mortgage loan pools during the second half of 2016 and three months ended September 30, 2017, and Banc Home Loans division during the three months ended March 31, 2017. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by the sale of the Company's lease financing portfolio, which earned a higher yield than other loan portfolios, and a decrease of seasoned SFR mortgage loan pools, where discounts on these pools generate additional interest income. The Company sold all of its remaining seasoned SFR mortgage loan pools during the three months ended September 30, 2017. The discount accretion included in interest income on total loans and leases totaled $4.5 million and $31.0 million for the nine months ended September 30, 2017 and 2016, respectively.
Interest income on securities was $76.6 million for the nine months ended September 30, 2017, an increase of $21.2 million, or 38.3 percent, from $55.4 million for the nine months ended September 30, 2016. The increase in interest income on securities was due to a $520.7 million increase in average balance and a 43 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to deploy the proceeds from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.

Dividends and interest income on other interest-earning assets was $6.1 million for the nine months ended September 30, 2017, an increase of $1.6 million, or 35.7 percent, from $4.5 million for the nine months ended September 30, 2016. The increase in dividends and interest income on other interest-earning assets was due to a $215.2 million increase in average balance, partially offset by a 43 bps decrease in average yield. The increase in average balance was mainly due to the excess cash from a decrease in total loans and leases and an increase in deposits, partially offset by a decrease in other borrowings and an increase in securities. The decrease in average yield was mainly due to an increase in interest-earning deposits in financial institutions, which earn lower yields than other interest-earning assets.
Interest expense on interest-bearing deposits was $44.4 million for the nine months ended September 30, 2017, an increase of $16.7 million, or 60.1 percent, from $27.7 million for the nine months ended September 30, 2016. The increase in interest expense on interest-bearing deposits resulted from a $996.3 million increase in average balance and a 23 bps increase in average cost. The increase in average balance was mainly due to deposit growth across the Company's business units as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to maintain a sufficient level of deposit funding prior to the current quarter. During the three months ended September 30, 2017, the Company reduced brokered and other high-rate and high-volatility deposits. The increase in average cost was mainly due to a rising interest rate environment.
Interest expense on FHLB advances was $7.5 million for the nine months ended September 30, 2017, an increase of $2.9 million, or 62.7 percent, from $4.6 million for the nine months ended September 30, 2016. The increase was due mainly to a 59 bps increase in average cost, partially offset by a $318.5 million decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $686 thousand for the nine months ended September 30, 2017, an increase of $89 thousand, or 14.9 percent, from $597 thousand for the nine months ended September 30, 2016. The Company utilized an increased amount of repurchase agreements during the nine months ended September 30, 2017.
Interest expense on long term debt and other interest-bearing liabilities was $8.4 million for the nine months ended September 30, 2017, a decrease of $1.3 million, or 13.7 percent, from $9.7 million for the nine months ended September 30, 2016. The decrease was due mainly to the redemption of the Senior Notes I during the second quarter of 2016, maturity of amortizing debt during the second quarter of 2017, partially offset by a higher utilization of line of credit with an unaffiliated third party financial institution.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations to adjust the allowance for loan and lease losses to the level required to cover estimated credit losses inherent in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $3.6 million and $2.6 million, respectively, for the three months ended September 30, 2017 and 2016, and $8.6 million and $4.7 million, respectively, for the nine months ended September 30, 2017 and 2016. The increase was mainly due to enhancements to the methodology used to measure qualitative adjustments and an annual update of the loss emergence period assumptions during the nine months ended September 30, 2017.
At September 30, 2017, the Company did not have any outstanding PCI loans. Previously, on a quarterly basis, the Company evaluated its PCI loan pools for potential impairment. The provision for losses on PCI loans was the result of changes in expected cash flows, both in amount and timing, based on actual loan payment experience and updated cash flow projections. Revisions to the loss forecasts cash flow projections were based on management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. If there was no impairment, the Company evaluated whether an adjustment to the accretable yield was necessary.
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Customer service fees	$1,576	$1,566	$4,868	$3,587
Loan servicing income (loss)	553	74	3,441	(4,066)
Income from bank owned life insurance	583	595	1,780	1,738
Net gain on sale of securities available-for-sale	7,625	487	12,080	30,100
Net gain on sale of loans	5,735	11,063	10,737	15,405
Loan brokerage income	—	1,298	1,061	2,920
Gain on sale of subsidiary	—	—	—	3,694
Other income	2,293	6,947	5,008	12,748
Total noninterest income	$18,365	$22,030	$38,975	$66,126
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Noninterest income was $18.4 million for the three months ended September 30, 2017, a decrease of $3.7 million, or 16.6 percent, from $22.0 million for the three months ended September 30, 2016. The decrease in noninterest income was mainly due to decreases in net gain on sale of loans, loan brokerage income and other income, partially offset by increases in net gain on sale of securities available-for-sale and loan servicing income (loss).
Customer service fees were $1.6 million for the three months ended September 30, 2017 and 2016. Due to average balances of noninterest-bearing checking accounts of $1.18 billion for both periods, customer service fees were similar for the three months ended September 30, 2017 and 2016.
Loan servicing income (loss) was $553 thousand for the three months ended September 30, 2017, an increase of $479 thousand, or 647.3 percent, from $74 thousand for the three months ended September 30, 2016. On a consolidated operations basis, total income (loss) from servicing rights was $553 thousand and $2.1 million, respectively, for the three months ended September 30, 2017 and 2016. The decrease was mainly due to the decreased volume of loans sold with servicing retained as a result of discontinued operations, partially offset by a decrease in losses on the fair value of mortgage servicing rights. Losses on fair value and runoff of servicing assets were $4.0 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively. Servicing fees were $4.5 million and $6.3 million for the three months ended September 30, 2017 and 2016, respectively.
Net gain on sale of securities available-for-sale was $7.6 million for the three months ended September 30, 2017, compared to $487 thousand for the three months ended September 30, 2016. During the three months ended September 30, 2017, the Company sold $118.8 million of securities available-for-sale, as compared to $222.0 million during the three months ended September 30, 2016. The Company further repositioned its securities available-for-sale portfolio to reduce duration by selling corporate debt securities during the three months ended September 30, 2017.
Net gain on sale of loans was $5.7 million for the three months ended September 30, 2017, a decrease of $5.3 million from $11.1 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, the Company sold seasoned SFR mortgage loans of $144.2 million with a gain of $4.7 million, jumbo SFR mortgage loans of $58.0 million with a loss of $157 thousand, SBA loans of $6.5 million with a gain of $627 thousand. During the three months ended September 30, 2016, the Company sold jumbo SFR mortgage loans of $279.7 million with a gain of $3.0 million, seasoned SFR mortgage loan pools of $103.4 million with a gain of $5.6 million, SBA loans of $5.8 million with a gain of $481 thousand, and other loans and leases of $78.2 million with a gain of $2.0 million.
Loan brokerage income was $0 for the three months ended September 30, 2017, compared to $1.3 million for the three months ended September 30, 2016. The Company did not have brokered loans during the three months ended September 30, 2017.
Other income was $2.3 million for the three months ended September 30, 2017, a decrease of $4.7 million, or 67.0 percent, from $6.9 million for the three months ended September 30, 2016. The decrease was mainly due to the gain of $2.8 million recognized on the payment in full of the note issued to the Company by The Palisades Group as a part of the sale transaction, and legal settlements of $2.1 million during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Noninterest income was $39.0 million for the nine months ended September 30, 2017, a decrease of $27.2 million, or 41.1 percent, from $66.1 million for the nine months ended September 30, 2016. The decrease in noninterest income was mainly due to a gain on sale of subsidiary during the nine months ended September 30, 2016 and decreases in net gain on sale of securities available-for-sale, net gain on sale of loans, loan brokerage income and other income, partially offset by increases in customer services fees and loan servicing income.
Customer service fees were $4.9 million for the nine months ended September 30, 2017, an increase of $1.3 million, or 35.7 percent, from $3.6 million for the nine months ended September 30, 2016. The increase was mainly due to the increase in average deposit balances.
Loan servicing income (loss) was $3.4 million for the nine months ended September 30, 2017, an increase of $7.5 million, or 184.6 percent, from $(4.1) million for the nine months ended September 30, 2016. On a consolidated operations basis, total income (loss) from servicing rights was $5.0 million and $(6.5) million, respectively, for the nine months ended September 30, 2017 and 2016. The increase was mainly due to a decrease in losses on the fair value of mortgage servicing rights, partially offset by a decrease in servicing fees from the decreased volume of loans sold with servicing retained as a result of discontinued operations. Losses on fair value and runoff of servicing assets were $10.4 million and $22.9 million for the nine months ended September 30, 2017 and 2016, respectively. Servicing fees were $15.4 million and $16.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Net gain on sale of securities available-for-sale was $12.1 million for the nine months ended September 30, 2017, compared to $30.1 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company sold $925.1 million of securities available-for-sale, as compared to $3.75 billion of securities available-for-sale during the nine months ended September 30, 2016. The Company continued to reposition its securities available-for-sale portfolio during the nine months ended September 30, 2017 to navigate a volatile rate environment by reducing the overall duration of its securities portfolio by selling longer-duration and fixed-rate mortgage-backed securities and corporate debt securities.
Net gain on sale of loans was $10.7 million for the nine months ended September 30, 2017, a decrease of $4.7 million from $15.4 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company sold seasoned SFR mortgage loans of $144.2 million with a gain of $4.7 million, jumbo SFR mortgage loans of $674.7 million with a gain of $2.8 million, SBA loans of $25.0 million with a gain of $2.4 million, and other loans of $14.6 million with a gain of $413 thousand. During the nine months ended September 30, 2016, the Company sold jumbo SFR mortgage loans of $485.1 million with a gain of $5.5 million, seasoned SFR mortgage loan pools of $103.4 million with a gain of $5.6 million, SBA loans of $24.3 million with a gain of $1.9 million, and other loans and leases of $89.0 million with a gain of $2.4 million.
Loan brokerage income was $1.1 million for the nine months ended September 30, 2017, a decrease of $1.9 million, or 63.7 percent, from $2.9 million for the nine months ended September 30, 2016. The decrease was mainly due to a decrease in the volume of brokered loans.
Gain on sale of a subsidiary of $3.7 million was recognized during the nine months ended September 30, 2016. The Company completed the sale of all of its membership interests in The Palisades Group on May 5, 2016.
Other income was $5.0 million for the nine months ended September 30, 2017, a decrease of $7.7 million, or 60.7 percent, from $12.7 million for the nine months ended September 30, 2016. The decrease was mainly due to the gain of $2.8 million recognized on the payment in full of the note issued to the Company by The Palisades Group as a part of the sale transaction, and various legal settlements during the nine months ended September 30, 2016, and a decrease in advisory service fees resulting from the sale of The Palisades Group.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Salaries and employee benefits	30,216	37,133	96,007	103,347
Occupancy and equipment	10,085	10,036	30,529	28,034
Professional fees	7,697	6,482	34,564	18,811
Outside service fees	881	1,613	3,883	5,258
Data processing	1,901	2,112	6,326	5,954
Advertising	1,051	1,900	3,893	4,115
Regulatory assessments	2,350	2,125	5,931	5,740
Provision (reversal) for loan repurchases	(749)	49	(1,477)	(451)
Amortization of intangible assets	916	1,179	3,062	3,823
Impairment on intangible assets	—	—	336	—
Restructuring expense	—	—	5,369	—
All other expense	12,975	5,834	26,672	18,029
Noninterest expense before loss on investments in alternative energy partnerships	67,323	68,463	215,095	192,660
Loss on investments in alternative energy partnerships	8,348	17,660	26,791	17,660
Total noninterest expense	$75,671	$86,123	$241,886	$210,320
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Noninterest expense was $75.7 million for the three months ended September 30, 2017, a decrease of $10.5 million, or 12.1 percent, from $86.1 million for the three months ended September 30, 2016. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by an increase in all other expenses.
Salaries and employee benefits was $30.2 million for the three months ended September 30, 2017, a decrease of $6.9 million, or 18.6 percent, from $37.1 million for the three months ended September 30, 2016. The decrease was mainly due to a decrease in number of employees, partially offset by increases in temporary staff and vacation accrual, and a decrease in direct loan origination cost.
Occupancy and equipment expenses were $10.1 million for the three months ended September 30, 2017, an increase of $49 thousand, or 0.5 percent, from $10.0 million for the three months ended September 30, 2016. The increase was due mainly to increased building maintenance costs and depreciation expenses from the new headquarters building in Santa Ana, partially offset by a decreased rental expense from the reduced number of banking offices.
Professional fees were $7.7 million for the three months ended September 30, 2017, an increase of $1.2 million, or 18.7 percent, from $6.5 million for the three months ended September 30, 2016. The increase was mainly due to increases in legal fees and audit fees.
Outside service fees were $881 thousand for the three months ended September 30, 2017, a decrease of $732 thousand, or 45.4 percent, from $1.6 million for the three months ended September 30, 2016. The decrease was mainly due to a decrease in loan sub-servicing expenses resulting from sales of seasoned SFR mortgage loan pools, partially offset by an increase in recruiting expense.
Data processing expense was $1.9 million for the three months ended September 30, 2017, a decrease of $211 thousand, or 10.0 percent, from $2.1 million for the three months ended September 30, 2016. The decrease was mainly due to a decreased volume of transactions from the lower loan and deposit average balances during the three months ended September 30, 2017.
Advertising costs were $1.1 million for the three months ended September 30, 2017, a decrease of $849 thousand, or 44.7 percent, from $1.9 million for the three months ended September 30, 2016. The decrease was mainly due to a decrease in marketing and advertising expenses as a result of the Company's effort to reduce overhead cost.

Regulatory assessments were $2.4 million for the three months ended September 30, 2017, an increase of $225 thousand, or 10.6 percent, from $2.1 million for the three months ended September 30, 2016. The increase was mainly due to an increased assessment rate for the large institutions, as the Bank's total assets exceeded $10 billion for the four most recent consecutive quarters.
Loss on investments in alternative energy partnerships was $8.3 million and $17.7 million for the three months ended September 30, 2017 and 2016, respectively.
Provision (reversal) for loan repurchases was $(749) thousand and $49 thousand for the three months ended September 30, 2017 and 2016, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $98 thousand and $1.2 million during the three months ended September 30, 2017 and 2016, respectively. Total provision (reversal) for loan repurchases were $(651) thousand and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in the initial provision was mainly due to the reversal of a specific reserve due to the expiration of the statute of limitations for reimbursement claims on loans sold to a certain buyer.
Amortization of intangible assets was $916 thousand for the three months ended September 30, 2017, a decrease of $263 thousand, or 22.3 percent, from $1.2 million for the three months ended September 30, 2016. The decrease was mainly due to an impairment on customer relationship intangible during the three months ended March 31, 2017 and no new additional intangible assets between the periods.
Other expenses were $13.0 million for the three months ended September 30, 2017, an increase of $7.1 million, or 122.4 percent, from $5.8 million for the three months ended September 30, 2016. The increase was mainly due to a legal settlement accrual of $4.5 million and a loss from the equity method accounting on CRA investments of $3.8 million during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Noninterest expense was $241.9 million for the nine months ended September 30, 2017, an increase of $31.6 million, or 15.0 percent, from $210.3 million for the nine months ended September 30, 2016. The increase was mainly due to the special committee and governmental investigations and restructuring, as well as an increase in loss on investments in alternative energy partnerships, partially offset by decreases in salaries and employee benefits, outside service fees and provision for loan repurchases.
Total salaries and employee benefits was $96.0 million for the nine months ended September 30, 2017, a decrease of $7.3 million, or 7.1 percent, from $103.3 million for the nine months ended September 30, 2016. The decrease was mainly due to a decrease in number of employees, partially offset by increases in temporary staff and vacation accrual, a decrease in direct loan origination cost, and certain severance payments as well as a reversal of the excess bonus accrual. At December 31, 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances, was determined to be a change in estimate.
Occupancy and equipment expenses were $30.5 million for the nine months ended September 30, 2017, an increase of $2.5 million, or 8.9 percent, from $28.0 million for the nine months ended September 30, 2016. The increase was due mainly to increased building maintenance costs and depreciation expenses from the new headquarters building in Santa Ana, partially offset by a decreased rental expense from the reduced number of banking offices.
Professional fees were $34.6 million for the nine months ended September 30, 2017, an increase of $15.8 million, or 83.7 percent, from $18.8 million for the nine months ended September 30, 2016. The increase was mainly due to the special committee investigation, pending SEC investigation, various other litigations and increased audit fees.
Outside service fees were $3.9 million for the nine months ended September 30, 2017, a decrease of $1.4 million, or 26.2 percent, from $5.3 million for the nine months ended September 30, 2016. The decrease was mainly due to a decrease in loan sub-servicing expenses resulting from sales of seasoned SFR mortgage loan pools, partially offset by an increase in recruiting expense.
Data processing expense was $6.3 million for the nine months ended September 30, 2017, an increase of $372 thousand, or 6.2 percent, from $6.0 million for the nine months ended September 30, 2016. The increase was mainly due to an increased volume of transactions from the higher loan and deposit average balances during the nine months ended September 30, 2017.
Advertising costs were $3.9 million for the nine months ended September 30, 2017, a decrease of $222 thousand, or 5.4 percent, from $4.1 million for the nine months ended September 30, 2016. The decrease was mainly due to a decrease in marketing and advertising expenses as a result of the Company's effort to reduce overhead cost.

Regulatory assessments were $5.9 million for the nine months ended September 30, 2017, an increase of $191 thousand, or 3.3 percent, from $5.7 million for the nine months ended September 30, 2016. The increase was mainly due to an increased assessment rate for the large institutions, as the Bank's total assets exceeded $10 billion for the four most recent consecutive quarters.
Loss on investments in alternative energy partnerships of $26.8 million and $17.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Reversal for loan repurchases was $1.5 million and $451 thousand for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $1.6 million and $2.9 million during the nine months ended September 30, 2017 and 2016, respectively. Total provision for loan repurchases were $136 thousand and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the initial provision was mainly due to the reversal of a specific reserve due to the expiration of the statute of limitations for reimbursement claims on loans sold to a certain buyer.
Amortization of intangible assets was $3.1 million for the nine months ended September 30, 2017, a decrease of $761 thousand, or 19.9 percent, from $3.8 million for the nine months ended September 30, 2016. The decrease was mainly due to an impairment on customer relationship intangible during the three months ended March 31, 2017 and no new additional intangible assets between the periods.
The Company recognized restructuring expense of $5.4 million during the nine months ended September 30, 2017. In connection with the sale of the Banc Home Loans division and additional cost reduction initiatives, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
Other expenses were $26.7 million for the nine months ended September 30, 2017, an increase of $8.6 million, or 47.9 percent, from $18.0 million for the nine months ended September 30, 2016. The increase was mainly due to a legal settlement accrual of $5.1 million and a loss from the equity method accounting on CRA investments of $3.8 million during the nine months ended September 30, 2017, and increases in directors fees due to the enhanced corporate governance, loan related expense and reserve for unfunded loan commitments due to the increased loan volume, partially offset by a cost of $2.7 million for the redemption of the Senior Notes I during the nine months ended September 30, 2016.
Income Tax Expense
For the three months ended September 30, 2017 and 2016, income tax benefit, on a consolidated operations basis, was $4.7 million and $1.2 million, respectively, and the effective tax rate was (38.8) percent and (3.5) percent, respectively. For the nine months ended September 30, 2017 and 2016, income tax (benefit) expense, on a consolidated operations basis, was $(20.5) million and $30.3 million, respectively, and the effective tax rate was (79.5) percent and 27.0 percent, respectively. The Company recognized income tax benefits due mainly to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $8.8 million and $33.3 million, respectively, for the three and nine months ended September 30, 2017, and $19.4 million for the three and nine months ended September 30, 2016. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
For additional information, see Note 11 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
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
The Banc Home Loans division originated conforming SFR mortgage loans and sold these loans in the secondary market. The amount of net revenue on mortgage banking activities was a function of mortgage loans originated for sale and the fair value adjustments of these loans and related derivatives. Net revenue on mortgage banking activities included mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of MSRs.

Interest Income
Interest income of discontinued operations was $0.9 million for the three months ended September 30, 2017, a decrease of $3.2 million, or 77.7 percent, from $4.1 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, interest income of discontinued operations was $7.0 million, a decrease of $4.0 million, or 36.6 percent, from $11.0 million for the nine months ended September 30, 2016. The decrease was mainly due to a decrease in average balance of loans held-for-sale of discontinued operations.
Noninterest Income
Noninterest income of discontinued operations was $462 thousand for the three months ended September 30, 2017, a decrease of $52.1 million, or 99.1 percent, from $52.6 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, noninterest income of discontinued operations was $59.4 million, a decrease of $66.7 million, or 52.9 percent, from $126.1 million for the nine months ended September 30, 2016. The decrease was mainly due to a decrease in net revenue from discontinued operations, partially offset by a net gain on disposal of discontinued operations in 2017 periods.
Net gain on disposal of discontinued operations was $211 thousand and $13.7 million for the three and nine months ended September 30, 2017, respectively.
Loan servicing income (loss) was $0 and $1.6 million, respectively, for the three and nine months ended September 30, 2017, compared to $2.0 million and $(2.5) million, respectively, for the three and nine months ended September 30, 2016. As all MSRs in discontinued operations were sold during the three months ended March 31, 2017, the Company' did not recognize any loan servicing income in discontinued operations subsequent to the sale of Banc Home Loans division.
Net revenue on mortgage banking activities was $13 thousand and $43.1 million, respectively, for the three and nine months ended September 30, 2017, compared to $50.2 million and $127.6 million, respectively, for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2017, the Bank originated $22.5 million and $1.53 billion, respectively, and sold $111.6 million and $1.86 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net loss and negative margin were $86 thousand and 0.38 percent, respectively, and loan origination fees were $99 thousand for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the net gain and margin were $37.5 million and 2.5 percent, respectively, and loan origination fees were $5.5 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $574 thousand and $11.7 million, respectively, for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Bank originated $1.52 billion and $3.82 billion, respectively, and sold $1.46 billion and $3.74 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $44.9 million and 2.95 percent, respectively, and loan origination fees were $5.3 million for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the net gain and margin were $113.5 million and 2.97 percent, respectively, and loan origination fees were $14.1 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $13.7 million and $34.6 million for the three and nine months ended September 30, 2016, respectively.
Noninterest Expense
Noninterest expense of discontinued operations was $3.3 million and $60.0 million, respectively, for the three and nine months ended September 30, 2017, compared to $38.1 million and $103.1 million, respectively, for the three and nine months ended September 30, 2016. The decrease was mainly due to decreases in salaries and employee benefits, occupancy and equipment, data processing and advertising, partially offset by increases in professional fees and a restructuring expense for the three and nine months ended September 30, 2017.
Restructuring expense was $279 thousand and $3.8 million, respectively, for the three and nine months ended September 30, 2017. In connection with the sale of Banc Home Loans division, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
For additional information, see Note 2 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. At September 30, 2017, all of the Company’s investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$—	$—	$—	$305,918	$307,086	$1,168
Collateralized loan obligations	—	—	—	338,226	339,626	1,400
Corporate debt securities	—	—	—	240,090	253,031	12,941
Total securities held-to-maturity	$—	$—	$—	$884,234	$899,743	$15,509
Securities available-for-sale:
SBA loan pool securities	$1,056	$1,065	$9	$1,221	$1,221	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	503,193	489,117	(14,076)	830,682	807,273	(23,409)
Non-agency residential mortgage-backed securities	844	859	15	121,397	117,177	(4,220)
Non-agency commercial mortgage-backed securities	305,360	310,917	5,557	—	—	—
Collateralized loan obligations	1,808,126	1,819,191	11,065	1,395,094	1,406,869	11,775
Corporate debt securities	123,718	134,515	10,797	48,574	48,948	374
Total securities available-for-sale	$2,742,297	$2,755,664	$13,367	$2,396,968	$2,381,488	$(15,480)
During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its securities held-to-maturity to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million as of June 30, 2017. Due to the transfer, the Company’s ability to assert that it has the intent and ability to hold to maturity debt securities will be limited for the foreseeable future.
Securities available-for-sale were $2.76 billion at September 30, 2017, an increase of $374.2 million, or 15.7 percent, from $2.38 billion at December 31, 2016. The increase was mainly due to purchases of $823.8 million and transfers from securities held-to-maturity of $740.9 million, partially offset by sales of $925.1 million, calls and pay-offs of $262.4 million and principal payments of $33.3 million. Securities available-for-sale had a net unrealized gain of $13.4 million at September 30, 2017, compared to a net unrealized loss of $15.5 million at December 31, 2016. The Company continued to reposition its securities available-for-sale portfolio during the nine months ended September 30, 2017 to navigate a volatile rate environment by reducing the overall duration by selling certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities.

Collateralized loan obligations (CLOs) totaled $1.81 billion and $1.73 billion, respectively, in amortized cost basis at September 30, 2017 and December 31, 2016. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches.
The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At September 30, 2017, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the three and nine months ended September 30, 2017 or 2016. The Company monitors its securities portfolio to ensure it has adequate credit support. As of September 30, 2017, the Company believed there was no OTTI and did not have the intent to sell these securities and, for securities with fair value below amortized cost at September 30, 2017, it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of September 30, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of September 30, 2017:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	($ in thousands)
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,056	2.71%	$1,056	2.71%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	435	1.45%	5,916	1.38%	—	—%	496,842	2.56%	503,193	2.55%
Non-agency residential mortgage-backed securities	99	3.68%	378	4.08%	—	—%	367	5.63%	844	4.71%
Non-agency commercial mortgage-backed securities	40,436	4.29%	—	—%	182,983	3.89%	81,941	3.81%	305,360	3.92%
Collateralized loan obligations	1,808,126	3.24%	—	—%	—	—%	—	—%	1,808,126	3.24%
Corporate debt securities	—	—%	15,000	5.00%	108,718	5.30%	—	—%	123,718	5.27%
Total securities available-for-sale	$1,849,096	3.26%	$21,294	3.98%	$291,701	4.42%	$580,206	2.74%	$2,742,297	3.28%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $109.1 million and $704.7 million, respectively, at September 30, 2017 and December 31, 2016. Loans held-for-sale consisted of two components; loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
Loans held-for-sale carried at fair value are mainly conforming SFR mortgage loans originated through the Company's mortgage banking activities. Loans held-for-sale carried at fair value on a consolidated operations basis were $102.1 million and $417.0 million, respectively, at September 30, 2017 and December 31, 2016. The $314.8 million, or 75.5 percent, decrease was mainly due to originations of $1.55 billion and repurchases of $27.3 million, partially offset by sales of $1.88 billion. During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which reflected the Company's Mortgage Banking segment, and determined that the sale of Mortgage Banking segment met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were transferred to Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $59.0 million and $406.3 million, respectively, at September 30, 2017 and December 31, 2016.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans and SBA loans. Loans held-for-sale carried at the lower of cost or fair value on a consolidated operations basis were $6.9 million and $287.7 million, respectively, at September 30, 2017 and December 31, 2016. The $280.7 million, or 97.6 percent, decrease was due mainly to sales of $836.2 million, loans transferred to loans and leases receivable of $88.6 million, and paydowns and amortization of $29.4 million, partially offset by originations of $80.4 million and loans transferred from loans and leases receivable of $593.0 million.
During the three months ended June 30, 2017, the Company transferred seasoned SFR mortgage loans with an aggregate unpaid principal and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. During the three months ended September 30, 2017, all of the transferred seasoned SFR mortgage loans were sold and the Company recognized a gain on sale of loans of $4.7 million.

Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$1,602,805	$1,522,960	$79,845	5.2%
Commercial real estate	713,120	729,959	(16,839)	(2.3)%
Multifamily	1,617,890	1,365,262	252,628	18.5%
SBA	78,604	73,840	4,764	6.5%
Construction	176,397	125,100	51,297	41.0%
Lease financing	91	379	(288)	(76.0)%
Consumer:
Single family residential mortgage	1,838,021	2,019,161	(181,140)	(9.0)%
Green Loans (HELOC)—first liens	82,289	87,469	(5,180)	(5.9)%
Green Loans (HELOC)—second liens	3,558	3,559	(1)	—%
Other consumer	114,122	107,063	7,059	6.6%
Total loans and leases	6,226,897	6,034,752	192,145	3.2%
ALLL	(45,072)	(40,444)	(4,628)	11.4%
Loans and leases receivable, net	$6,181,825	$5,994,308	$187,517	3.1%
Seasoned SFR Mortgage Loans
During the three months ended June 30, 2017, the Company transferred all of its seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. This transfer included PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, and recorded a fair value adjustment of $274 thousand. Subsequently, all of these loans were sold during the three months ended September 30, 2017. On the date of sale settlement, an aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million.
The Company did not purchase any seasoned SFR mortgage loan pools during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company completed a seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at their acquisition date. The Company determined that loans in this seasoned SFR mortgage loan acquisition reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The Company acquired these loans at a discount to both property value and note balance at acquisition.
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $177.1 million and $155.2 million, respectively, at December 31, 2016. The total unpaid principal balance and carrying value of PCI loans included in these pools were $153.9 million and $133.2 million, respectively, at December 31, 2016. At December 31, 2016, approximately 4.42 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, and 2.39 percent were in bankruptcy or foreclosure, respectively.

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2017 and December 31, 2016, the NTM portfolio totaled $793.9 million, or 12.8 percent of the total gross loan portfolio, and $885.1 million, or 14.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio decreased by $91.2 million, or 10.3 percent during the period. The decrease was primarily due to paydowns and amortization of $127.3 million and loans transferred to held-for-sale of $110.6 million, partially offset by originations of $120.4 million and loans transferred from held-for-sale of $37.4 million of Interest Only loans.
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
Green Loans totaled $85.8 million at September 30, 2017, a decrease of $5.2 million, or 5.7 percent from $91.0 million at December 31, 2016, primarily due to reductions in principal balances and payoffs. At September 30, 2017 and December 31, 2016, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $704.4 million at September 30, 2017, a decrease of $80.0 million, or 10.2 percent, from $784.4 million at December 31, 2016. The decrease was primarily due to paydowns and amortization of $127.3 million and loans transferred to held-for-sale of $110.6 million, partially offset by originations of $120.4 million and loans transferred from held-for-sale of $37.4 million. As of September 30, 2017 and December 31, 2016, $1.2 million and $467 thousand of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.7 million at September 30, 2017, a decrease of $6.0 million, or 61.9 percent, from $9.8 million as of December 31, 2016. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2017 and December 31, 2016, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the nine months ended September 30, 2017, the Company made no curtailment in available commitments on Green Loans.
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

Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

	September 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans and leases	12,275	14,942	(2,667)	(17.8)%
Total non-performing loans	12,275	14,942	(2,667)	(17.8)%
Other real estate owned	3,682	2,502	1,180	47.2%
Total non-performing assets	$15,957	$17,444	$(1,487)	(8.5)%
Performing restructured loans (1)	$5,668	$4,827	$841	17.4%
Total non-performing loans and leases to total loans and leases	0.20%	0.25%
Total non-performing assets to total assets	0.16%	0.16%
ALLL to non-performing loans and leases	367.19%	270.67%
(1) Excluded from non-performing loans
Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.
Additional income of approximately $201 thousand and $371 thousand would have been recorded during the three and nine months ended September 30, 2017, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
TDR loans consist of the following as of the dates indicated:

	September 30, 2017			December 31, 2016
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Consumer:
Single family residential mortgage	477	2,666	3,143	853	1,440	2,293
Green Loans (HELOC) - first liens	2,231	—	2,231	2,240	—	2,240
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$3,002	$2,666	$5,668	$3,387	$1,440	$4,827

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, the Company uses adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined it appropriate to change from a rolling 28-quarter look-back period to a cumulative look-back period with a pegged (fixed) starting point (the quarter ended March 31, 2008). The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle. Accordingly, as of June 30, 2017 and September 30, 2017, the Company's look-back-period was extended to 37-quarters and 38-quarters, respectively. During the second and third quarter of 2017, the Company further enhanced the methodology of measuring qualitative adjustments and loan segmentation, and performed an annual update of loss emergence period assumptions. These updates were designed to be systematic, transparent, and repeatable. The annual update of the loss emergence period resulted an increase of $1.9 million in the ALLL at September 30, 2017. The updates on qualitative adjustments and loan segmentation did not have a material impact.
The Company had acquired PCI loans through business acquisitions and purchases of seasoned SFR mortgage loan pools. The Company recognized a provision for loan and lease losses when there is further credit deterioration in these loans resulting in a decrease in the cash flows expected to be collected. On a quarterly basis, the Company re-forecasted its expected cash flows for the PCI loans. The ALLL for PCI loans reflects a decrease in expected cash flows compared to those previously estimated. At September 30, 2017, the Company did not have any outstanding PCI loans.The impairment reserve for PCI loans was $104 thousand at December 31, 2016.
Provision for loan and lease losses was $3.6 million for the three months ended September 30, 2017, an increase of $969 thousand, or 37.4 percent, from $2.6 million for the three months ended September 30, 2016. Provision for loan and lease losses was $8.6 million for the nine months ended September 30, 2017, an increase of $4.0 million, or 84.7 percent, from $4.7 million for the nine months ended September 30, 2016. The increase was mainly due to the enhancements to the methodology used to measure qualitative adjustments and an increase in the loss emergence period made during the nine months ended September 30, 2017.
The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	September 30, 2017		December 31, 2016
	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$12,500	$1,602,805	$7,584	$1,522,960
Commercial real estate	5,328	713,120	5,467	729,959
Multifamily	11,274	1,617,890	11,376	1,365,262
SBA	1,297	78,604	939	73,840
Construction	3,212	176,397	2,015	125,100
Lease financing	2	91	6	379
Consumer:
Single family residential mortgage	10,367	1,920,310	12,075	2,106,630
Other consumer	1,092	117,680	982	110,622
Total	$45,072	$6,226,897	$40,444	$6,034,752

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
ALLL at beginning of period	$42,385	$37,483	$40,444	$35,533
Charge-offs:
Commercial and industrial	(571)	—	(953)	(137)
Commercial real estate	—	—	(113)	—
Multifamily	—	—	—	—
SBA	(58)	—	(351)	—
Construction	—	—	(29)	—
Lease financing	—	(393)	—	(974)
Single family residential mortgage	(78)	—	(2,490)	(149)
Other consumer	(252)	—	(278)	(7)
Total charge-offs	(959)	(393)	(4,214)	(1,267)
Recoveries:
Commercial and industrial	—	224	—	224
Commercial real estate	—	—	—	371
Multifamily	—	—	—	—
SBA	83	67	157	343
Construction	—	—	—	—
Lease financing	—	98	29	183
Single family residential mortgage	—	157	1	157
Other consumer	2	5	8	7
Total recoveries	85	551	195	1,285
Provision for loan and lease losses	3,561	2,592	8,647	4,682
ALLL at end of period	$45,072	$40,233	$45,072	$40,233
Average total loans and leases held-for-investment	$5,938,112	$6,333,848	$6,028,076	$5,765,375
Total loans and leases held-for-investment at end of period	$6,226,897	$6,568,791	$6,226,897	$6,568,791
Ratios:
Annualized net charge-offs (recoveries) to average total loans and leases held-for-investment	0.06%	(0.01)%	0.09%	(0.01)%
ALLL to total loans and leases held-for-investment	0.72%	0.61%	0.72%	0.61%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	September 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$15,485	$10,168	$5,317	52.3%
Collectively evaluated for impairment	5,472,533	4,933,381	539,152	10.9%
Acquired loans not impaired at acquisition
Individually evaluated for impairment	430	2,429	(1,999)	(82.3)%
Collectively evaluated for impairment	738,449	924,993	(186,544)	(20.2)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	—	755	(755)	(100.0)%
Collectively evaluated for impairment	—	21,200	(21,200)	(100.0)%
Acquired with deteriorated credit quality	—	141,826	(141,826)	(100.0)%
Total loans	$6,226,897	$6,034,752	$192,145	3.2%
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$407	$137	$270	197.1%
Collectively evaluated for impairment	43,316	38,394	4,922	12.8%
Acquired loans not impaired at acquisition
Individually evaluated for impairment	8	—	8	NM
Collectively evaluated for impairment	1,341	1,703	(362)	(21.3)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	—	106	(106)	(100.0)%
Collectively evaluated for impairment	—	—	—	NM
Acquired with deteriorated credit quality	—	104	(104)	(100.0)%
Total ALLL	$45,072	$40,444	$4,628	11.4%
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions not impaired at acquisition	$15,983	$17,820	$(1,837)	(10.3)%
Seasoned SFR mortgage loan pools - non-impaired	—	1,280	(1,280)	(100.0)%
Acquired with deteriorated credit quality	—	22,454	(22,454)	(100.0)%
Total discount	$15,983	$41,554	$(25,571)	(61.5)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	2.63%	1.35%	1.28%
Collectively evaluated for impairment	0.79%	0.78%	0.01%
Total ALLL	0.80%	0.78%	0.02%
To originated loans and leases and acquired loans not impaired at acquisition
Individually evaluated for impairment	2.61%	1.09%	1.52%
Collectively evaluated for impairment	0.72%	0.68%	0.04%
Total ALLL	0.72%	0.69%	0.03%
To total loans and leases:
Individually evaluated for impairment	2.61%	1.82%	0.79%
Collectively evaluated for impairment	0.72%	0.68%	0.04%
Total ALLL	0.72%	0.67%	0.05%

Servicing Rights
Total mortgage and SBA servicing rights were $40.4 million and $77.6 million at September 30, 2017 and December 31, 2016, respectively. The fair value of the MSRs amounted to $38.7 million and $76.1 million and the amortized cost of the SBA servicing rights was $1.7 million and $1.5 million at September 30, 2017 and December 31, 2016, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans.
The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $4.22 billion and $92.2 million, respectively, at September 30, 2017 and $7.58 billion and $74.0 million, respectively, at December 31, 2016. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.92 percent and 1.88 percent, respectively, at September 30, 2017 as compared to 1.00 percent and 2.02 percent, respectively, at December 31, 2016.
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
The Company sold $37.8 million of MSRs as a part of discontinued operations during the three months ended March 31, 2017.
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
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$37,605	$—	$25,639	$—
New funding	14,986	41,572	45,926	41,572
Cash distribution from investments	(426)	—	(957)	—
Loss on investments using HLBV method	(8,348)	(17,660)	(26,791)	(17,660)
Balance at end of period	$43,817	$23,912	$43,817	$23,912
Unfunded equity commitments	$96,733	$58,428	$96,733	$58,428
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the three and nine months ended September 30, 2017, the Company recognized energy tax credits of $8.8 million and $33.3 million, respectively, offset by $1.5 million and $5.8 million, respectively, of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $3.0 million and $10.4 million, respectively, (based on a current effective tax rate of 34.44 percent and 38.96 percent, respectively, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application. During the three and nine months ended September 30, 2016, the Company recognized energy tax credits of $19.4 million, offset by $3.4 million of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $7.2 million (based on a current effective tax rate of 40.79 percent, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application.
The HLBV loss for the period is largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 17 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2017	December 31, 2016	Amount Change	Percentage Change
	($ in thousands)
Noninterest-bearing deposits	$1,075,782	$1,282,629	$(206,847)	(16.1)%
Interest-bearing demand deposits	2,011,943	2,048,839	(36,896)	(1.8)%
Money market accounts	1,728,937	2,731,314	(1,002,377)	(36.7)%
Savings accounts	945,699	1,118,175	(172,476)	(15.4)%
Certificates of deposit of $250,000 or less	1,140,554	1,550,235	(409,681)	(26.4)%
Certificates of deposit of more than $250,000	500,678	410,958	89,720	21.8%
Total deposits	$7,403,593	$9,142,150	$(1,738,557)	(19.0)%
Total deposits were $7.40 billion at September 30, 2017, a decrease of $1.74 billion, or 19.0 percent, from $9.14 billion at December 31, 2016. The decrease was mainly due to the Company's strategic reduction of brokered and other high-rate and high-volatility deposits during the three months ended September 30, 2017. Brokered deposits were $1.25 billion at September 30, 2017, a decrease of $994.2 million, or 44.2 percent, from $2.25 billion at December 31, 2016.
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from FRB discount window and unsecured federal funds lines of credit.
FHLB advances totaled $1.47 billion and $490.0 million, respectively, and securities sold under repurchase agreements totaled $36.5 million and $0, respectively, at September 30, 2017 and December 31, 2016. On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that it maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017. The Company had $50 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long Term Debt
The following table presents the Company's long term debts as of the dates indicated:

	September 30, 2017		December 31, 2016
	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
	($ in thousands)
Senior Notes II, 5.25% per annum	$175,000	$2,135	$175,000	$2,281
Amortizing Notes, 7.50% per annum	—	—	2,684	25
Total	$175,000	$2,135	$177,684	$2,306
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
For additional information, see Note 10 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of September 30, 2017 and December 31, 2016, the reserve for unfunded loan commitments was $4.6 million and $2.4 million, respectively. The increase was mainly due to an increase in unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$4,014	$1,851	$2,385	$2,067
Provision for unfunded loan commitments	628	401	2,257	185
Balance at end of period	$4,642	$2,252	$4,642	$2,252
Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans was $6.2 million and 8.0 million at September 30, 2017 and December 31, 2016, respectively. This reserve relates to the Company's mortgage banking activities. When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$8,028	$10,438	$7,974	$9,700
Initial provision for loan repurchases	98	1,192	1,613	2,922
Subsequent change in the provision	(749)	49	(1,477)	(451)
Utilization of reserve for loan repurchases	(1,204)	(310)	(1,937)	(802)
Balance at end of period	$6,173	$11,369	$6,173	$11,369
The Company believes that all known or probable and estimable demands were adequately reserved at September 30, 2017.

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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. On this basis, at September 30, 2017, the Bank had $263.4 million available to pay dividends to the holding company. At September 30, 2017, Banc of California, Inc. had $46.9 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $611.8 million of cash and cash equivalents, which was 6.0 percent of total assets. The Company's cash and cash equivalents increased by $172.3 million, or 39.2 percent, from $439.5 million, or 4.0 percent of total assets, at December 31, 2016. The increase was mainly due to sales of loans and securities, and increases in overall borrowings, partially offset by a decrease in deposits. The Company strategically decreased its securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration by selling longer-duration and fixed-rate mortgage-backed securities and corporate debt securities. The decrease in loan balances was largely driven by the sale of Banc Home Loans division during the nine months ended September 30, 2017. The Company also reduced the reliance on brokered and other high-rate and high-volatility deposits by replacing with more predictable advances from FHLB with the anticipation of increasing core deposits to fund new loan origination. All of these strategic actions were taken in order to expand core lending activities across the organization, while reducing risk on the Company's balance sheet.
At September 30, 2017, the Bank had available unused secured borrowing capacities of $918.2 million from FHLB and $124.7 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit at the Bank. The Bank also maintained repurchase agreements and $36.5 million of outstanding securities sold under agreements to repurchase at September 30, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company also maintained unpledged securities available-for-sale of $2.04 billion at September 30, 2017.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at the holding company level with an unaffiliated financial institution. The line originally had a maturity date of July 17, 2017. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of September 30, 2017, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of September 30, 2017:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$267,229	$56,780	$131,982	$50,625	$27,842
Unused lines of credit	1,314,269	903,062	126,672	128,009	156,526
Standby letters of credit	9,266	7,094	46	2,106	20
Total commitments	$1,590,764	$966,936	$258,700	$180,740	$184,388
FHLB advances	$1,470,000	$1,345,000	$25,000	$—	$100,000
Securities sold under repurchase agreements	36,520	36,520	—	—	—
Long-term debt	248,501	9,188	18,375	18,375	202,563
Operating and capital lease obligations	31,120	7,676	11,464	6,486	5,494
Certificate of deposits	1,641,232	1,525,773	108,299	6,660	500
Total contractual obligations	$3,427,373	$2,924,157	$163,138	$31,521	$308,557
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the soccer stadium of LAFC as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. As of September 30, 2017, the Company paid $10.0 million of the commitment.
The Company had unfunded commitments of $16.2 million, $10.9 million, and $97.2 million for Affordable House Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships at September 30, 2017, respectively.

Capital
In order to maintain an adequate level of capital, the Company continuously assesses projected sources and uses of capital to support projected asset growth, operating needs and credit risk. The Company considers, among other things, earnings generated from operations and access to capital from financial markets through issuing additional preferred and common stock to meet the Company's capital requirements for the foreseeable future. In addition, the Company performs capital stress tests on an annual basis to assess the impact of adverse changes in the economy on the Company's capital base.
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

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2017
Total risk-based capital ratio	14.48%	16.39%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.77%	15.68%	6.00%	8.00%
Common equity tier 1 capital ratio	9.91%	15.68%	4.50%	6.50%
Tier 1 leverage ratio	9.55%	10.88%	4.00%	5.00%
December 31, 2016
Total risk-based capital ratio	13.70%	14.73%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.22%	14.12%	6.00%	8.00%
Common equity tier 1 capital ratio	9.44%	14.12%	4.50%	6.50%
Tier 1 leverage ratio	8.17%	8.71%	4.00%	5.00%
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
As the Company exceeded the $10 billion threshold for four consecutive quarters during the nine months ended September 30, 2017, the Company will be subject to the DFAST regime commencing on January 1, 2018.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s economic value of equity and net interest income at September 30, 2017 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	September 30, 2017
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$1,224,091	$(94,800)	(7.2)%	$295,376	$(5,433)	(1.8)%
+100 bp	1,285,907	(32,984)	(2.5)%	298,537	(2,272)	(0.8)%
0 bp	1,318,891			300,809
-100 bp	1,320,172	1,281	0.1%	298,558	(2,251)	(0.7)%

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
At September 30, 2017, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

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
Following this evaluation, due to the identification of a material weakness in the design and operating effectiveness of our internal control over financial reporting, as previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which is still in the process of being remediated, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017. The material weakness was due to an inadequate tone at the top regarding the importance of internal control over financial reporting. This resulted in a failure to appropriately prioritize the Company’s internal control over financial reporting, which has not been sufficient to address new and evolving sources of potential misstatement largely driven by the increased complexity and growth in the size and scale of our business.
Notwithstanding the identified material weakness as of September 30, 2017, related to the Company’s control environment, the Company believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
We have initiated various governance enhancements during the nine months ended September 30, 2017 as further described below. In addition, during the three months ended March 31, 2017, as disclosed in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In connection with the sale, the Company restructured certain aspects of its infrastructure and back office operations to improve efficiency. These combined initiatives were determined to have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended September 30, 2017. We will continue to monitor internal control over financial reporting throughout the process.
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

•	We appointed John A. Bogler as Chief Financial Officer of the Company and the Bank effective September 5, 2017.

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

•
We improved our Disclosure Controls and Procedures by implementing a new Disclosure Controls and Procedure Policy which expands internal approval requirements for public statements, and we revised the Company’s Disclosure Committee charter. In addition, we enhanced resources related to the Company’s Sarbanes-Oxley program by terminating the Director of Financial Controls and engaging a new Sarbanes-Oxley outsourcing vendor. Our Chief Financial Officer and Interim Chief Accounting Officer will oversee the program going forward, which will be subject to monitoring activities performed by the Company’s Internal Audit division.

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
The Company believes the foregoing remedial actions continue to strengthen the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of September 30, 2017, these remediation measures were still ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weakness was fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. On January 23, 2017, the first of three putative class action lawsuits, Garcia v. Banc of California, et al., Case No. 8:17-cv-00118, was filed against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman in the United States District Court for the Central District of California. Thereafter, two related putative class action lawsuits were filed in the United States District Court for the Central District of California: (1) Malak v. Banc of California, et al., Case No. 8:17-cv-00138 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, and Steven A. Sugarman, and (2) Cardona v. Banc of California, et al., Case No. 2:17-cv-00621 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman. Those actions were consolidated, a lead plaintiff was appointed, and the lead plaintiff filed a Consolidated Amended Complaint against Banc of California, Steve Sugarman and James McKinney on May 31, 2017 alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, the Consolidated Amended Complaint alleges that the purported concealment of the defendants’ alleged relationship with Jason Galanis caused various statements made by the defendants to be false and misleading. The defendants moved to dismiss the Consolidated Amended Complaint. The plaintiff thereafter dismissed Mr. McKinney, leaving the Company and Mr. Sugarman as the remaining defendants. On September 18, 2017, the district court granted in part and denied in part the defendants’ motions to dismiss. Specifically, the court denied the defendants’ motions as to the Company’s April 15, 2016 Proxy Statement which listed Mr. Sugarman’s positions with COR Securities Holdings Inc., COR Clearing LLC, and COR Capital LLC while omitting their alleged connections with Jason Galanis. The lawsuits purport to be brought on behalf of stockholders who purchased stock in the Company between varying dates, inclusive of August 7, 2015 through January 23, 2017. The lawsuits seek class certification, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The defendants have filed a motion seeking authority to seek immediate appellate review of the order denying the defendants’ motions to dismiss. The Company believes that the consolidated action is without merit and intends to vigorously contest it.
On September 26, 2017, a shareholder derivative action captioned Gordon v. Sznewajs, Case No. 17-CV-1678, was filed in the U.S. District Court for the Central District of California against four of the Company’s directors (Robert D. Sznewajs, Halle J. Benett, Jonah Schnel and Jeffrey Karish) alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint seeks monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that the failure of the shareholder to make a demand requires dismissal of the action.
On September 5, 2017, Jeffrey Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court (Case No. BC 624694) against the Company, the Bank and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleges that he was constructively terminated as a Company and Bank employee and seeks in excess of $5 million in damages. The lawsuit is at a very early stage. Based on a review of the allegations, we believe that they are without merit and intend to vigorously contest them.
On August 15, 2017, COR Securities Holdings, Inc., and COR Clearing LLC filed an action in the United States District Court for the Central District of California, captioned COR Securities Holdings, Inc., et al. v. Banc of California, N.A., et al., Case No. 8:17-cv-01403 DOC JCGx), against the Bank and Hugh F. Boyle, the Company’s and the Bank’s Chief Risk Officer. The lawsuit asserts claims under various state and federal statutes related to computer fraud and abuse, as well as a claim of common law fraud. The plaintiffs allege that the Bank inappropriately gained access to their confidential and privileged documents on a cloud storage site. On October 2, 2017, the defendants filed a motion to dismiss, which is set for hearing on November 13, 2017. The Bank believes that the action is without merit and intends to vigorously contest it.
On August 11, 2017, Carlos P. Salas, the Bank’s former Chief of Staff, filed an action in the Los Angeles Superior Court, captioned Carlos P. Salas v. Banc of California, Inc., et al., Case No. BC672208, against the Company and the Bank asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an implied in fact contract, promissory estoppel, promissory fraud, declaratory relief, fraud/intentional misrepresentation, unfair business practices, wrongful termination, violation of the right to privacy and violation of California’s Investigative Consumer Reporting Agencies Act. In general, Mr. Salas alleges that he was constructively terminated as a Bank employee and suffered damages in excess of $4 million. He seeks both compensatory and punitive damages. On September 18, 2017, the Company and the Bank filed a motion to compel arbitration, as required by Mr. Salas’ written agreement with the Bank, which is set for hearing on January 17, 2018. The Company and the Bank believe that the action is without merit and intend to vigorously contest it.

ITEM 1A - RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.
Severe weather or natural disasters such as the recent hurricanes and wildfires, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our earnings or our financial condition.
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
We may be required to expend significant additional resources to continue to modify or enhance our information security infrastructure or to investigate and remediate any information security vulnerabilities in response to continuing information systems security threats.
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
We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our online banking services and data processing systems. We also rely on third party vendors, who may experience unauthorized access to and disclosure of client or customer information or the destruction or theft of such information. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems and, therefore, could harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.
A pending governmental investigation, as well as any related litigation or other litigation, may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences which could adversely affect our financial condition and future operating results.
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
The SEC investigation could lead to the institution of civil or administrative proceedings against the Company as well as against individuals currently or previously associated with the Company. Any such proceedings or threatened proceedings might result in the imposition of monetary fines or other sanctions against the named parties. Resulting sanctions could include remedial measures that might prove costly or disruptive to our business. Additionally, as discussed under Item 1 in Part II of this Quarterly Report on Form 10-Q, the first of several putative class lawsuits against the Company was filed on January 23, 2017 and other lawsuits against the Company have been filed by former officers.
The pendency of the SEC investigation and any resulting litigation or sanctions, as well as the pending lawsuits (or any other lawsuits) could harm our reputation, leading to a loss of existing and potential customers, and our ability to attract and retain deposits and greater difficulty in securing financing or other developments which could adversely affect our liquidity, financial condition and future operating results. In addition, management time and resources will be diverted to address the investigation and any related litigation, as well as the pending lawsuits, and we may incur significant legal and other expenses in our defense of the investigation and any related litigation as well as the pending lawsuits.
Notwithstanding the hiring of our new Chief Executive Officer and our new Chief Financial Officer following the resignations of our former President and Chief Executive Officer and our Interim Chief Financial Officer, the management transition we are undergoing could prove disruptive to our operations, with adverse consequences for our business and operating results.
On May 8, 2017, Douglas H. Bowers became the new President and Chief Executive Officer of the Company and the Bank, and on September 5, 2017, John A. Bogler became the new Chief Financial Officer of the Company and the Bank. This transition at the senior management level may result in disruptions to our business and uncertainty among our customers, employees and investors concerning our future direction and performance. Any such uncertainty may complicate our ability to enter into financing or strategic business transactions and it may also be more difficult for us to recruit and retain other managerial employees until the transition is completed. Such disruptions and uncertainty could have a material adverse effect on our business, prospects, financial condition and operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From July 1, 2017 to July 31, 2017	—	$—	—	—
From August 1, 2017 to August 31, 2017	—	$—	—	—
From September 1, 2017 to September 30, 2017	—	$—	—	—
Total	—	$—	—
During the three months ended September 30, 2017, the Company did not purchase any equity securities. On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company's currently outstanding common shares.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended September 30, 2017 related to tax liability sales for employee stock benefit plans.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
On August 3, 2016, the Company and Evercore Trust Company, N.A., as trustee (which was succeeded as trustee by Newport Trust Company in October of 2017), established the Stock Employee Compensation Trust (SECT) to fund employee compensation and benefit obligations of the Company using the Company’s common stock sold by the Company to the SECT on August 3, 2016. On November 3, 2017, the Company’s Board of Directors authorized the Company’s management to begin taking steps to terminate the SECT.

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
(kk)

10.1	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	(f)

10.1A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	(f)

10.1B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(z)

10.1C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(aa)

10.1D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	(mm)

10.1E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among the Registrant, Banc of California, National Association, and Steven A. Sugarman	(nn)

10.1F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	(nn)

10.1G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	(pp)

10.2	Reserved

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(f)

10.3A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	(ll)

10.4	Reserved

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(w)

10.5A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	(ll)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(g)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(j)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(j)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(j)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(h)

10.9	Registrant’s 2003 Recognition and Retention Plan	(h)

10.10	Reserved

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(k)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(u)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(ee)

10.12B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	(ll)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(m)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(n)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(n)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(n)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(x)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(x)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(aa)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(aa)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(ee)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(ee)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(ee)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(ee)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(o)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(p)

10.15A
Assignment and Assumption Agreement, dated as of December 10, 2014, by and among Crescent Special Situations Fund (Investor Group), L.P., Crescent Special Situations Fund (Legacy V), L.P., TCW Shared Opportunity Fund V, L.P. and the Registrant.
(dd)

10.16	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(q)

10.17	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(r)

10.18	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	(v)

10.18A	Acknowledgment and Amendment to Securities Purchase Agreement, dated as of October 28, 2014 by and between the Registrant and OCM BOCA Investor, LLC.	(bb)

10.19
Securities Purchase Agreement, dated as of October 30, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P., Patriot Financial Partners II, L.P., and Patriot Financial Partners Parallel II, L.P.
(bb)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(hh)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(ii)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(jj)

10.22A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between the Registrant and James J. McKinney	(nn)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between Banc of California, National Association and The Realty Associates Fund IX, L.P.	(cc)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	(ll)

10.24A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	(nn)

10.24B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	(vv)

10.25	Form Director and Executive Officer Indemnification Agreement	(ll)

10.26	Employment Agreement, dated as of March 24, 2016, by and between the Registrant and Brian Kuelbs	(nn)

10.27	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(ww)

10.28	Trust Agreement, dated as of August 3, 2016, by and between the Registrant and Evercore Trust Company, N.A., as trustee.	(oo)

10.29	Common Stock Purchase Agreement, dated as of August 3, 2016, by and between the Registrant and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust.	(oo)

10.30	Separation Agreement and Release, dated as of February 7, 2017, by and between the Registrant and Chad T. Brownstein	(rr)

10.31	Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC	(qq)

10.32
Cooperation Agreement, dated as of March 13, 2017, by and between the Registrant and Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. I, Legion Partners Special Opportunities, L.P. V, Legion Partners, LLC, Legion Partners Holdings, LLC, Bradley S. Vizi, Christopher S. Kiper and Raymond White.
		(ss)

10.33	Employment Agreement, dated as of April 24, 2017, by and between the Registrant and Douglas H. Bowers	(uu)

10.34	Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler	10.34

11.0	Statement regarding computation of per share earnings	(xx)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(g)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(h)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(j)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(m)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(u)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(w)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(z)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(cc)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(ss)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(tt)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.

(uu)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(vv)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(ww)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference.

(xx)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 8, 2017	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2017	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2017	/s/ Lawrence Gee
Lawrence Gee
Senior Vice President/Interim Chief Accounting Officer (Principal Accounting Officer)