Form 10-K
period 2017-12-31
BANC OF CALIFORNIA, INC.
filed 2018-02-28
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 MacArthur Place, Santa Ana, California	92707
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (855) 361-2262
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 30, 2017, was $932.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of February 21, 2018, the registrant had outstanding 50,083,262 shares of voting common stock and 508,107 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2018.

BANC OF CALIFORNIA, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2017

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

ii.
management time and resources may be diverted to address the pending SEC investigation as well as any related litigation, litigation initiated by stockholders and other litigation, as well as the threat of litigation;

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

vi.
the disposition of the Banc Home Loans division that occurred during the first quarter of 2017 may adversely impact our revenues and profitability to the extent we are unable to replace its revenues or realize the expected cost savings of this transaction;

vii.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

viii.	a worsening of current economic conditions, as well as turmoil in the financial markets;

ix.
the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and non-performing assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

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

xiii.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

xiv.	our ability to develop and maintain a core deposit base or other low cost funding sources necessary to fund our activities;

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

xvi.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, as well as additional regulatory burdens, including those that result from our growth to over $10 billion in total assets;

xvii.	our ability to control operating costs and expenses;

xviii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xix.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xx.	the network and computer systems on which we depend could fail or experience a security breach;

xxi.	our ability to attract and retain key members of our senior management team;

xxii.	increased competitive pressures among financial services companies;

xxiii.	changes in consumer spending, borrowing and saving habits;

xxiv.	adverse changes in the securities markets;

xxv.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxvi.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxvii.	the ability of key third party providers to perform their obligations to us;

xxviii.
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board (FASB) or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxix.
share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;

xxx.	war or terrorist activities; and

xxxi.
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

PART I
Item 1. Business
General
Banc of California, Inc. is a financial holding company regulated by the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB) and the parent company of Banc of California, National Association (the Bank), a California-based bank regulated by the Office of the Comptroller of the Currency (the OCC).
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
The principal executive office of the Company is located at 3 MacArthur Place, Santa Ana, California, and its telephone number is (855) 361-2262.
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
Business Overview
The Company is focused on California and core banking products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities through its 34 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties. Through the Bank and its predecessors, the Company has served California markets since 1941. The Company offers a variety of financial products and services designed around its target client in order to serve all of their banking and financial needs. Deposit and banking product and service offerings include checking, savings, money market, certificates of deposit, and retirement accounts. Additional product and service offerings include automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, card payment services, remote and mobile deposit capture, automated clearing house origination, wire transfer, direct deposit, and safe deposit boxes. Lending activities are focused on providing financing to California’s diverse private businesses, entrepreneurs, and communities, and loans are often secured by California commercial and residential real estate.
Recent Transactions
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling residential mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency residential mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional government single family residential (SFR) mortgage loans that were not sold as part of the Banc Home Loans sale and the repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they remain part of the Company’s ongoing operations.
The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The entire transaction resulted in a net gain on disposal of $13.8 million. For additional information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Commercial Equipment Finance Business Sale
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit from its Commercial Banking segment to Hanmi Bank, a wholly owned subsidiary of Hanmi Financial Corporation (Hanmi). As part of the transaction, Hanmi acquired $217.2 million of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. An additional $25.4 million of equipment leases were transferred during December 2016. Hanmi retained most of the Company’s former Commercial Equipment Finance employees. The Company recorded a gain on sale of business unit of $2.6 million on its Consolidated Statements of Operations during the year ended December 31, 2016. For additional information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The Palisades Group Sale
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group, a wholly owned subsidiary of the Company, to an entity wholly owned by Stephen Kirch and Jack Macdowell, who serve as the Chief Executive Officer and Chief Investment Officer of The Palisades Group. As part of the sale, The Palisades Group issued to the Company a 10 percent, $5.0 million note due May 5, 2018 (the Note). The Company recognized a gain on sale of subsidiary of $3.7 million on its Consolidated Statements of Operations during the year ended December 31, 2016. On September 28, 2016, the Note was paid in full in cash prior to maturity and the Company recognized an additional gain of $2.8 million, which is included in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2016. For additional information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Branch Sales
On September 25, 2015, the Bank completed a branch sale transaction to Americas United Bank, a California banking corporation (AUB). In the transaction, the Bank sold two branches and certain related assets and deposit liabilities to AUB. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both branch locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2015.
The Bank also sold certain loans of $40.2 million to AUB as part of the transaction. The Company recognized a gain of $644 thousand from the sale of these loans, which is included in Net Gain on Sale of Loans on the Consolidated Statements of Operations for the year ended December 31, 2015. For additional information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Lending Activities
General
The Company offers a number of commercial and consumer loan products, including commercial and industrial loans, commercial real estate loans, multifamily loans, Small Business Administration (SBA) guaranteed business loans, construction and renovation loans, SFR mortgage loans, warehouse loans, asset-, insurance- or security-backed loans, home equity lines of credit (HELOCs), consumer and business lines of credit, and other consumer loans.
Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests on any amount that exceeds 15 percent of a bank’s capital and surplus, plus an additional 10 percent of a bank’s capital and surplus, if the amount that exceeds a bank’s 15 percent general limit is fully secured by readily marketable collateral. At December 31, 2017, the Bank’s authorized legal lending limits for loans to one borrower were $169.7 million for unsecured loans and an additional $113.1 million for specific secured loans.
At December 31, 2017, the Company's loans held-for-sale and total loans and leases held-for-investment were $67.1 million or 0.6 percent of total assets and $6.66 billion or 64.5 percent of total assets, respectively, compared to $298.0 million or 2.7 percent of total assets and $6.03 billion or 54.7 percent of total assets at December 31, 2016, respectively. For additional information concerning changes in loans and leases, see "Loans Held-for-Sale" and "Loans and Leases Receivable" included in Item 7 of this Annual Report on Form 10-K.

Risk Governance
The Company conducts its business activities under a system of risk governance controls. Key elements of the Company's risk governance structure include the risk appetite framework and risk appetite statement. The risk appetite framework adopted by the Company has been developed in conjunction with the Company’s strategic and capital plans. The strategic and capital plans articulate the Board-approved statement of financial condition, loan concentration targets and the appropriate level of capital to manage our risks properly.
The risk appetite framework includes policies, procedures, controls, and systems through which the risk appetite is established, communicated, and monitored. The risk appetite framework utilizes a risk assessment process to identify inherent risks across the Company, gauges the effectiveness of the Company's internal controls, and establishes tolerances for residual risk in each of the following risk categories: strategic, reputational, earnings, capital, liquidity, asset quality (credit), market, operational, people, and diversification/concentration. Each risk category is assigned a qualitative statement as well as specific, measurable, risk metrics. The risk metrics have variance thresholds established which indicate whether the metric is within tolerance or at variance to plan. Variances are reported regularly to both executive management and to the board and require remediation measures or risk acceptance, as appropriate.
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

•
Credit Approval Authorities—All material credit exposures of the Company are approved by a credit risk management group that is independent of the business units with an exception of SFR mortgage loans that have been provided delegated authority within the approved credit policy. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint credit and enterprise risk committees of the Company's Board of Directors and the Bank's Board of Directors reviews and approves material loan pool purchases, divestitures, and any other transactions as appropriate.

•
Concentration Risk Management Policy—To mitigate and manage the risk within the Company's loan portfolio, the Board of Directors of the Bank adopted a concentration risk management policy, pursuant to which it expects to review and revise concentration risk to tolerance thresholds at least annually and otherwise from time to time as appropriate. It is anticipated that these concentration risk to tolerance thresholds may change at any time when the Board of Directors is considering material strategic initiatives such as acquisitions, new product launches and terminations of products or other factors as the Board of Directors believes appropriate. The Company has developed procedures relating to the appropriate actions to be taken should management seek to increase the concentration guidelines or exceed the guideline maximum based on various factors. Concentration risk to tolerance thresholds are intended to aid management and the Board to ensure that the loan concentrations are consistent with the Board’s risk appetite.

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

•
Commercial Real Estate Loan Pricing, Multifamily Loan Pricing and Residential Loan Pricing—Regular discussions occur between the areas of executive management, Treasury, Capital Markets, Credit and Risk Management and the business units with regard to the pricing of the Company's loan products. These groups meet to ensure that the Company is pricing its products appropriately to meet the Company's strategic and capital plans while ensuring an appropriate return for stockholders.

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
Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as accounts receivable, inventory, equipment or real estate and typically have a term of 1-5 years.
Commercial and industrial loans may be unsecured, for well-capitalized and highly profitable borrowers. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate (Prime Rate) or London Interbank Offered Rate (LIBOR) and will vary based on market conditions and be commensurate to the perceived credit risk. Where it can be negotiated, loans are written with a floor rate of interest. Some of the owner-occupied commercial real estate loans may be fixed for periods of up to 10 years and many have prepayment penalties. Commercial and industrial loans generally are made to businesses that have had profitable operations, and have a conservative debt-to-net worth ratio, good payment histories as evidenced by credit reports, acceptable working capital, and operating cash flow sufficient to demonstrate the ability to pay obligations as they become due.
The Company’s commercial and industrial loan policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of global conditions affecting the borrower and the industry in which they participate. Detailed analysis of the borrower’s past, present and future cash flow is also an important aspect of the credit analysis, as it is the Company's primary source of repayment. In addition, commercial and industrial loans are typically monitored periodically to provide an early warning for deteriorating cash flow. All commercial and industrial loans must have well-defined primary and a secondary or at times tertiary source of repayment.
In order to mitigate the risk of borrower default, the Company generally requires collateral to support the credit and, in the case of loans made to businesses, personal guarantees from their owners. The Company attempts to control the risk by generally requiring loan-to-value (LTV) ratios of not more than 80 percent (owner occupied commercial real estate loans are typically 75 percent or less if SBA loans) and by regularly monitoring the amount and value of the collateral in order to maintain that ratio. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Because of the potential value reduction, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions. See “Asset Quality” under "Loans and Leases Receivable" included in Item 7 of this Annual Report on Form 10-K.
Commercial and industrial loan growth also assists in the growth of the Company's deposits because many commercial and industrial loan borrowers establish deposit accounts and treasury banking services relationships. Those deposit accounts help the Company to reduce the overall cost of funds and those banking service relationships provide a source of noninterest fee income.
Commercial Real Estate and Multifamily Loans
Commercial real estate and multifamily loans are secured primarily by multifamily dwellings, industrial/warehouse buildings, anchored and non-anchored retail centers, office buildings and hospitality properties, on a limited basis, primarily located in the Company’s market area, and throughout the West Coast.
The Company’s loans secured by commercial real estate and multifamily properties are originated with either a fixed or an adjustable interest rate. The interest rate on adjustable rate loans is based on a variety of indices, generally determined through negotiation with the borrower. LTV ratios on these loans typically do not exceed 75 percent of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and generally have maturities of 15 years with maximum maturities of 30 years for multifamily loans and 10 years for commercial real estate loans.

Loans secured by commercial real estate and multifamily properties are underwritten based on the income producing potential of the property and the financial strength of the borrower and/or guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate and multifamily loans are performed by independent state licensed appraisers approved by management. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information. Because payments on loans secured by commercial real estate and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality” under "Loans and Leases Receivable" included in Item 7 of this Annual Report on Form 10-K.
Small Business Administration Loans
The Company provides numerous SBA loan products through the Bank. The Bank’s Preferred Lender Program status generally gives it the authority to make the final credit decision and have most servicing and liquidation authority. The Company provides the following SBA products:

•
7(a)—These loans provide the Bank with a guarantee from the SBA for up to 85 percent of the loan amount for loans up to $150,000 and 75 percent of the loan amount for loans of more than $150,000, with a maximum loan amount of $5 million. These are term loans that can be used for a variety of purposes including business acquisition, working capital, expansion, renovation, new construction, and equipment purchases. Depending on collateral, these loans can have terms ranging from 7 to 25 years. The guaranteed portion of these loans is often sold into the secondary market.

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
SBA loans are subject to federal legislation that can affect the availability and funding of the program. This dependence on legislative funding might cause future limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business. The Company’s portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower's or guarantor's financial capabilities. The Company attempts to mitigate these risks through: (i) reviewing each loan request and renewal individually; (ii) adhering to written loan policies; (iii) adhering to SBA policies and regulations; (iv) obtaining independent third party appraisals; and (v) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Company receives and reviews financial statements and other documents of borrowers on an ongoing basis during the term of the relationship and responds to any deterioration identified.
Construction Loans
The Company provides short-term construction loans primarily relating to single family or multifamily residential properties. Construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, borrower’s creditworthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Company utilizes independent state licensed appraisers approved by management and monitors projects during construction through inspections and a disbursement program tied to the percentage of completion of each project. The Company may in the future originate or purchase loans or participations in construction, renovation and rehabilitation loans on residential, multifamily and/or commercial real estate properties.
Lease Financing
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit. For financial information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Single Family Residential Mortgage Loans
The Company originates mortgage loans secured by a first deed of trust on single family residences mainly throughout California. The Company offers non-conforming SFR mortgage loans where the loan amount exceeds Fannie Mae or Freddie Mac limits, or the loans do not conform to Fannie Mae or Freddie Mac guidelines.
The Company’s residential lending activities include both a direct-to-consumer retail residential lending business and a wholesale and correspondent mortgage business. In the retail business, the Company's loan officers are located either in the Company's call center in Santa Ana or full service branches in San Diego, Orange, Santa Barbara and Los Angeles Counties, and originate mortgage loans directly to consumers. The wholesale mortgage business originates SFR mortgage loans submitted to the Company by outside mortgage brokers for underwriting and funding. The correspondent mortgage business acquires residential mortgage loans originated by outside mortgage bankers. The Company does not originate loans defined as high cost by state or federal regulators.
The Company generally underwrites SFR mortgage loans based on the applicant’s income and credit history and the appraised value of the subject property. Properties securing SFR mortgage loans are appraised by independent fee appraisers approved by management. The Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary. A majority of SFR mortgage loans originated by the Company are made to finance the purchase or the refinance of existing loans on owner occupied homes with a smaller percentage used to finance non-owner occupied homes.
The Company originates SFR mortgage loans on either a fixed or an adjustable rate basis, as consumer demand and the Bank’s risk management dictates. The Company’s pricing strategy for SFR mortgage loans includes setting interest rates that are competitive with other local financial institutions and mortgage originators.
Adjustable Rate Mortgage (ARM) loans are offered with flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2017, the Company originated $900.4 million of held-for-investment SFR ARM loans with terms up to 30 years. Of total SFR mortgage loans at December 31, 2017, $380 thousand, or 0.1 percent, were fixed rate, and $2.06 billion, or 99.9 percent, were adjustable rate. Of total SFR mortgage loans at December 31, 2016, $50.8 million, or 2.4 percent, were fixed rate, and $2.06 billion, or 97.6 percent, were adjustable rate.
The Company also offers interest only loans, which have payment features that allow interest only payments during the first five, seven, or ten years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate period, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include single family units and second homes. For additional information, see “Non-Traditional Mortgage Portfolio” and “Non-Traditional Mortgage Loan Credit Risk Management” under “Loans and Leases Receivable” included in Item 7 of this Annual Report on Form 10-K.
Other Consumer Loans
The Company offers a variety of secured consumer loans, including second deed of trust home equity loans and HELOCs and loans secured by deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce the Company's exposure to changes in interest rates, and carry higher rates of interest than do SFR mortgage loans. Management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
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
The Company proactively monitors changes in the market value of all home loans contained in its portfolio. The most recent valuations were effective as of October 13, 2017. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the terms of the loan agreement and covenants. At December 31, 2017, unfunded commitments totaled $85.1 million on consumer lines of credit. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Investment Activities
The general objectives of the Company's investment portfolio are to provide liquidity when loan and lease demand is high, to assist in maintaining earnings when loan and lease demand is low and to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. For additional information, see Item 7A of this Annual Report on Form 10-K.
The Company currently invests in SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate bonds.
Sources of Funds
General
The Company’s primary sources of funds are deposits, payments on and maturities of outstanding loans and leases and investment securities, and other short-term investments and funds provided from operations. While scheduled payments from loans and leases and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and lease prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company mainly utilizes Federal Home Loan Bank (FHLB) advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.
Deposits
The Company offers a variety of deposit products to consumers, businesses, and institutional customers with a wide range of interest rates and terms. The Company's deposits consist of interest-bearing and noninterest-bearing demand accounts, savings accounts, money market deposit accounts, and certificates of deposit. The Company solicits deposits primarily in its market area, excluding brokered deposits. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. The variety of deposit products the Company offers has allowed the Company to be competitive in obtaining funds and to respond with flexibility to changes in demand from actual and prospective consumer, business and institutional customers.
The Company tries to manage the pricing of deposits in keeping with the Company's asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on the Company's experience, the Company believes that the Company's deposits are relatively stable sources of funds. Despite this stability, the Company's ability to attract and maintain these deposits and the rates paid on them have been and will continue to be significantly affected by market conditions.
Core deposits, which we define as interest-bearing and noninterest-bearing demand deposits, savings, money market deposit accounts, and certificates of deposit of $250,000 or less, excluding brokered deposits, decreased $1.21 billion during the year ended December 31, 2017 and totaled $5.28 billion at December 31, 2017, representing 72.3 percent of total deposits on that date. The Company held brokered deposits of $1.46 billion, or 20.0 percent of total deposits, at December 31, 2017.
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
The Company’s borrowings historically have included advances from the FHLB of San Francisco, securities sold under repurchase agreements, and an unsecured line of credit. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank), as well as through unsecured federal funds lines with correspondent banks. The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2017, the Company had $1.70 billion in FHLB advances outstanding and the ability to borrow an additional $873.1 million.

Availabilities and terms on securities sold under repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. At December 31, 2017, the Company had no securities sold under repurchase agreement. During the year ended December 31, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at Banc of California, Inc. with an unaffiliated financial institution. The Company also had the ability to borrow $63.2 million from the Federal Reserve Bank and $210.0 million from unsecured federal funds lines with correspondent banks as of December 31, 2017. For additional information, see Note 11 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition, the Company has borrowed through the issuance of its senior notes and junior subordinated amortizing notes. The Company had $172.9 million in senior notes at December 31, 2017. During the year ended December 31, 2017, the Company made the final installment payments on the junior subordinated amortizing notes. For additional information, see Note 12 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Competition and Market Area
The Company faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions and mortgage bankers. Other commercial banks, savings institutions, credit unions and finance companies provide vigorous competition in consumer lending. The Company attracts deposits through its community banking branch network, its Treasury function and through the internet. Consequently, the Company has the ability to service client needs with a variety of deposit accounts and products at competitive rates. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds, broker dealers, registered investment advisors, investment banks financial institutions, financial service companies, and other alternative investments.
Based on the most recent branch deposit data as of June 30, 2017 provided by the Federal Deposit Insurance Corporation (FDIC), the share of deposits for the Bank in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2017
Los Angeles County	0.52%
Orange County	4.43%
San Diego County	0.59%
Santa Barbara County	0.43%
Employees
At December 31, 2017, the Company had a total of 722 full-time employees and 16 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.
Regulation and Supervision
General
The Company is extensively regulated under federal laws. As a financial holding company, Banc of California, Inc. is subject to the Bank Holding Company Act of 1956, as amended (the BHCA), and its primary regulator is the FRB. As a national bank, the Bank is subject to regulation primarily by the OCC. In addition, the Bank is also subject to backup regulation from the FDIC.
Regulation and supervision by the federal banking agencies is intended primarily for the protection of customers and depositors and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders. Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations in this Form 10-K, is not complete and is qualified in its entirety by reference to applicable laws and regulations.
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
Banc of California, Inc.
As a bank holding company that has elected to become a financial holding company pursuant to the BHCA, Banc of California, Inc. may engage in activities permitted for bank holding companies and may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking. See “Volcker Rule” below.
Banc of California, Inc. is required to register and file reports with, and is subject to regulation and examination by the FRB. The FRB’s approval is required for the acquisition of another financial institution or holding company thereof, and, under certain circumstances, for the acquisition of other subsidiaries.
As a bank holding company, Banc of California, Inc. is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements” below. As of December 31, 2017, Banc of California, Inc. was considered well-capitalized, with capital ratios in excess of those required to qualify as such.
Under the FRB’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. A bank holding company must give the FRB prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10 percent or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, FRB order, or condition imposed in writing by the FRB. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue. Regarding dividends, see "Capital Requirements" below.
The Bank
The Bank is subject to a variety of requirements under federal law. The Bank is required to maintain sufficient liquidity to ensure safe and sound operations. For additional information, see "Liquidity" included in Item 7 of this Annual Report on Form 10-K.
The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan and lease underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2017, the Bank was in compliance with these reserve requirements.
FDIC Insurance
The deposits of the Bank are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States. The basic deposit insurance limit is generally $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2017 were $6.4 million. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2017, the Bank paid $513 thousand in FICO assessments.
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution with $10 billion or more in assets is assessed under a scorecard method using supervisory ratings, financial ratios and other factors. Such institutions are also subject to a temporary surcharge required by the Dodd-Frank Act. As required by the Dodd-Frank Act, deposit insurance premiums are assessed on the amount of an institution’s total assets minus its Tier 1 capital. Smaller institutions are assessed by a method using supervisory ratings and financial ratios.
Capital Requirements
The Company and the Bank are subject to capital regulations adopted by the FRB and the OCC. The current regulations, which became effective January 1, 2015 (with some changes being phased in over several years), establish required minimum ratios for common equity Tier 1 (CET1) capital, Tier 1 capital and total capital and a leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Under these capital regulations, the minimum capital ratios are: (i) a CET1 capital ratio of 4.5 percent of total risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0 percent of total risk-weighted assets; (iii) a total capital ratio of 8.0 percent of total risk-weighted assets; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0 percent.
CET1 capital generally consists of common stock, retained earnings, accumulated other comprehensive income (AOCI) except where an institution elects to exclude AOCI from regulatory capital, and certain minority interests, subject to applicable regulatory adjustments and deductions, including deduction of certain amounts of mortgage servicing assets and certain deferred tax assets that exceed specified thresholds. The Company elected to permanently opt out of including AOCI in regulatory capital. Tier 1 capital generally consists of CET1 capital plus noncumulative perpetual preferred stock and certain additional items less applicable regulatory adjustments and deductions. Tier 2 capital generally consists of subordinated debt; certain other preferred stock, and allowance for loan and lease losses up to 1.25 percent of risk-weighted assets, less applicable regulatory adjustments and deductions. Total capital is the sum of Tier 1 capital and Tier 2 capital.
Assets and certain off-balance sheet items are assigned risk-weights ranging from 0 percent to 1,250 percent, reflecting credit risk and other risk exposure, to determine total risk-weighted assets for the risk-based capital ratios. For some items, risk-weights have changed compared to their risk-weights under rules in effect before January 1, 2015. These include a 150 percent risk-weight (up from 100 percent ) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, a 20 percent (up from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0 percent ), and a 250 percent risk-weight (up from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5 percent of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625 percent of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019.
The OCC may establish an individual minimum capital requirement for a particular bank, based on its circumstances, which may vary from what would otherwise be required. The OCC has not imposed such a requirement on the Bank.
To be considered well-capitalized, the Company must maintain on a consolidated basis a total risk-based capital ratio of 10.0 percent or more, a Tier 1 risk-based capital ratio of 8.0 percent or more and not be subject to any written agreement, capital directive or prompt corrective action directive issued by the FRB to meet and maintain a specific capital level for any capital measure. For the well-capitalized standard applicable to the Bank, see “Prompt Corrective Action” below.

Although the Company continues to evaluate the impact that the capital rules will have on the Company and the Bank, management anticipates that the Company and the Bank will remain well-capitalized, and will meet the capital conservation buffer requirement.
Prompt Corrective Action
The Bank is required to maintain specified levels of regulatory capital under the capital and prompt corrective action regulations of the OCC. To be adequately capitalized, an institution must have the minimum capital ratios discussed in “Capital Requirements” above. To be well-capitalized, an institution must have a CET1 risk-based capital ratio of at least 6.5 percent, Tier 1 risk-based capital ratio of at least 8.0 percent, a total risk-based capital ratio of at least 10.0 percent and a leverage ratio of at least 5.0 percent, and not be subject to any written agreement, capital directive or prompt corrective action directive issued by its primary Federal banking regulator to meet and maintain a specific capital level for any capital measure. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.
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
The OCC regularly assesses the Bank on its record in meeting the credit needs of the communities it serves, including low-income and moderate-income neighborhoods. The Bank received an "Outstanding" rating in its most recent CRA evaluation. In the uniform four-tier- rating system used by federal banking agencies in assessing CRA performance, an "Outstanding" rating is the top tier rating. This CRA rating deals strictly with how well an institution is meeting its responsibilities under the CRA and the OCC takes into account performance under the CRA when considering a bank’s application to establish or relocate a branch or main office or to merge with, acquire assets, or assume liabilities of another insured depository institution. The bank’s record may be the basis for denying the application.
Performance under the CRA also is considered when the FRB reviews applications to acquire, merge or consolidate with another banking institution or its holding company. In the case of a bank holding company applying for approval to acquire a bank, the FRB will assess the records of each subsidiary depository institution of the applicant bank holding company, and that record may be the basis for denying the application.
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
The Company and its affiliates, including the Bank, maintain programs to meet the limitations on transactions with affiliates and restrictions on loans to insiders and the Company believes it and the Bank are currently in compliance with these requirements.
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

The Dodd-Frank Act established the CFPB as an independent bureau within the Federal Reserve System that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws. The Company and the Bank are subject to CFPB’s regulations regarding consumer financial services and products. The CFPB has issued numerous regulations, and is expected to continue to do so in the next few years. For the Bank and its affiliates, the CFPB’s regulations are enforced by the federal banking regulators. The CFPB’s rulemaking, examination and enforcement authority has significantly affected, and is expected to continue to significantly affect, financial institutions involved in the provision of consumer financial products and services, including the Company and the Bank.
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
OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision. Dividends can also be restricted if the capital conservation buffer requirement is not met.
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or mortgage-backed securities. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2017, the Bank had $48.7 million in FHLB stock, which was in compliance with this requirement.
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
Trading in certain government obligations is not prohibited. These include, among others, obligations of or guaranteed by the United States or an agency or GSE of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.
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
Risks Relating to Our Business and Operating Environment
Our business strategy includes sustainable growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to pursue an organic growth strategy for our business. If appropriate opportunities present themselves, we may also engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully execute our organic growth strategy, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.
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
If we do not successfully execute our growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we will have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

A pending investigation by the SEC, as well as any related litigation or other litigation, may result in adverse findings, reputational damage, the imposition of sanctions and other negative consequences which could adversely affect our financial condition and future operating results.
Beginning on October 18, 2016, various anonymous blog posts raised questions about related party transactions, concerns over director independence and other issues, including suggestions that the Company was controlled by an individual who pled guilty to securities fraud in matters unrelated to us. In response to these allegations, the Company's Board of Directors formed a Special Committee consisting solely of independent directors to investigate the allegations. The Special Committee conducted its investigation with the assistance of independent legal counsel and did not find evidence that the individual named in the blog posts had any direct or indirect control or undue influence over the Company.
Furthermore, the inquiry did not find any violations of law or evidence establishing that any loan, related party transaction, or any other circumstance impaired the independence of any director. However, the Special Committee did find that certain public statements made by the Company in October 2016 regarding its earlier inquiry into these matters were not fully accurate. On January 12, 2017, the Company received a formal order of investigation issued by the SEC directed primarily at certain of the issues that the Special Committee reviewed. The Company has been fully cooperating with the SEC in this investigation.
The SEC investigation could lead to the institution of civil or administrative proceedings against the Company as well as against individuals currently or previously associated with the Company. Any such proceedings or threatened proceedings might result in the imposition of monetary fines or other sanctions against the named parties. Resulting sanctions could include remedial measures that might prove costly or disruptive to our business. Additionally, as discussed under Item 3 in Part I of this Annual Report on Form 10-K, the first of several putative class lawsuits against the Company was filed on January 23, 2017 and other lawsuits against the Company have been filed by former officers and others.
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
A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	Demand for our products and services may decline;

•	Loan and lease delinquencies, problem assets and foreclosures may increase;

•	Collateral for our loans and leases may further decline in value; and

•	The amount of our low cost or noninterest-bearing deposits may decrease.

We cannot accurately predict the possibility of weakness in the national or local economy effecting our future operating results.
We cannot accurately predict the possibility of the national or local economy’s return to recessionary conditions or to a period of economic weakness, which would adversely impact the markets we serve. Any deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and any economic weakness could present substantial risks for the banking industry and for us.
The recently enacted tax reform legislation is expected to have a significant impact on the Company and our financial condition and results of operations could be negatively affected by the broader implications of the legislation.
H.R. 1, which was originally known as the "Tax Cuts and Jobs Act" and was signed into law in December 2017, is expected to have a significant impact on the Company’s financial statements, equity awards and customers. It will take some time for the Company to analyze all of the implications of this legislation and adjust its strategies to the extent appropriate. For example, although the Company generally benefits from the legislation's reduction in the federal corporate income tax rate, a tax rate reduction has broader implications for the Company's operations as the new rates could cause positive or negative impacts on loan demand and on the Company's pricing models, municipal bonds, tax credits and CRA investments and capital market transactions. Additionally, the interest deduction limitation implemented by the new tax law could make some businesses and industries less inclined to borrow, potentially reducing demand for the Company’s commercial loan products. Further, the new law's limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers is expected to increase the after-tax cost of owning a home for many of our potential and existing customers and potentially lead to reduced demand for, or the individual size of, new residential mortgage loans that we originate. Finally, we may be negatively impacted more than our competitors because our business strategy focuses on California, which has a higher cost real estate market compared to other states.
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.
Severe weather, natural disasters such as earthquakes and wildfires, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our earnings or our financial condition.
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

If actual losses on our loans and leases exceed our estimates used to establish our allowance for loan and lease losses, our business, financial condition and profitability may suffer.
The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for loan and lease losses, we review our loans and leases and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan and lease losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. Our allowance for loan and lease losses was 0.74 percent of total loans and leases held-for-investment and 254.53 percent of non-performing loans and leases at December 31, 2017. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for loan losses if the charge-offs exceed the allowance for loan losses), based on judgments different than that of management. Any increases in the provision for loan and lease losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
At December 31, 2017, $2.11 billion, or 31.7 percent of our total loans and leases held-for-investment, was secured by SFR mortgage loans and HELOCs, as compared with $2.19 billion, or 36.2 percent of our total loans and leases held-for-investment, at December 31, 2016. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our level of adjustable rate loans.
A substantial majority of our real estate secured loans held are adjustable rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.
Our underwriting practices may not protect us against losses in our loan portfolio.
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. At December 31, 2017, 82.9 percent of our commercial real estate loans, 90.0 percent of our multifamily loans and 73.2 percent of our originated SFR mortgage loans were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.

Our non-traditional and interest only single family residential loans expose us to increased lending risk.
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
In the case of interest only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110 percent of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest only loans decreased during the year ended December 31, 2017, from $784.4 million, or 13.0 percent of our total loans and leases held-for-investment, at December 31, 2016 to $717.5 million, or 10.8 percent of our total loans and leases held-for-investment, at December 31, 2017.
Our income property loans, consisting of commercial real estate and multifamily loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
We originate commercial real estate and multifamily loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed in a timely manner or at all, the borrower’s ability to repay the loan may be impaired.
Commercial real estate and multifamily loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate and multifamily loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.
If we foreclose on a commercial real estate or multifamily loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate and multifamily loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and multifamily loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2017, our commercial real estate and multifamily loans totaled $2.53 billion, or 38.0 percent of our total loans and leases held-for-investment.

Our portfolio of Green Loans subjects us to greater risks of loss.
We have a portfolio of Green Account home equity loans which generally have a fifteen year draw period with interest only payment requirements, and a balloon payment requirement at the end of the draw period. The Green Loans include an associated “clearing account” that allows all types of deposit and withdrawal transactions to be performed by the borrower during the term. We ceased originating new Green Loans in 2011; however, existing Green Loan borrowers are entitled to continue to draw on their Green Loans. At December 31, 2017, the balance of Green Loans in our portfolio totaled $85.8 million, or 1.3 percent of our total loans and leases held-for-investment.
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
Although the loans require the borrower to make monthly interest payments, we are also subject to an increased risk of loss in connection with the Green Loans because payments due under the loans can be made by means of additional advances drawn by the borrower, up to the amount of the credit limit, thereby increasing our overall loss exposure due to negative amortization. The balloon payment due on maturity may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our ability to take remedial actions in response to these additional risks of loss is limited by the terms and conditions of the Green Loans and our alternatives consist primarily of the ability to curtail additional borrowing when we determine that either the collateral value of the underlying real property or the creditworthiness of the borrower no longer supports the level of credit originally extended. Additionally, many of our Green Loans have larger balances than traditional residential mortgage loans, and accordingly, if the loans go into default either during the draw period or at maturity, any resulting charge-offs may be larger on a per loan basis than those incurred with traditional residential loans.
If our investments in other real estate owned are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (OREO), and at certain other times during the asset’s holding period. Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional write-downs to our investments in OREO could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations. As of December 31, 2017, we had OREO of $1.8 million.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. As of December 31, 2017, our commercial and industrial loans totaled $1.70 billion, or 25.6 percent of our total loans and leases held-for-investment.

We are exposed to risk of environmental liabilities with respect to real properties which we may acquire.
In prior years, due to weakness of the U.S. economy and, more specifically, the California economy, including higher levels of unemployment than the nationwide average and declines in real estate values, certain borrowers have been unable to meet their loan repayment obligations and, as a result, we have had to initiate foreclosure proceedings with respect to and take title to a number of real properties that had collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.
The recently completed sale of our Banc Home Loans division could adversely affect our revenues and profitability.
The sale of our Banc Home Loans division, which we completed on March 30, 2017, involves significant risks. We may not be able to replace the revenues generated by Banc Home Loans or achieve the cost savings and other efficiencies anticipated from this transaction. The transaction also includes reliance on the purchaser to assist with closing Banc Home Loans’ remaining pipeline through a transition service agreement. Other conditions outside of our control that could impact the Company's future financial results include, but are not limited to, the ability of the purchaser to successfully transition Banc Home Loans personnel. To the extent the purchaser is unable to retain key loan officers, this could negatively affect the future earn-out consideration we may receive.
Our single family residential mortgage loan origination business is largely dependent on third party brokers, and a change in that business could adversely affect our business, financial condition and results of operations.
A majority of our residential mortgage loans are originated through third party mortgage brokers who are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks.
Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.
In addition to being affected by interest rates, the secondary mortgage markets are subject to investor demand for single family residential loans and mortgage-backed securities and investor yield requirements for those loans and securities. These conditions may fluctuate or even worsen in the future. Our SFR mortgage loan business strategy is to originate nonconforming jumbo conventional residential mortgage loans. We sell a portion of the single family residential loans that we originate in the secondary market. Originating loans for sale enables us to earn revenue from fees and gains on loan sales, while reducing our credit risk on the loans as well as our liquidity requirements. We also can use the loan sale proceeds to generate new loans. Secondary market demand for nonconforming jumbo loans generally is not as strong as the demand for conventional loans and can be volatile, reducing the demand or pricing for those loans; consequently, we may have a more difficult time selling the nonconforming jumbo loans that we originate or selling them at a price we believe is appropriate. If secondary mortgage market conditions were to deteriorate in the future and we cannot sell loans at our desired levels, our single family loan origination volume may be limited. As a result, our ability to create new relationships and manage our growth, as well as our revenue from loan sales and servicing, would be limited, and our business, results of operations or financial condition may be adversely affected.
Changes in interest rates may change the value of our mortgage servicing rights, which may increase the volatility of our earnings.
As a result of our sales of mortgage loans to Fannie Mae, Freddie Mac and Ginnie Mae, we have a portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry all of our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. Consequently, our mortgage servicing rights portfolio may increase the volatility of our earnings. At December 31, 2017 and 2016, our mortgage servicing rights had fair values of $31.9 million and $76.1 million, respectively. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

Any breach of representations and warranties made by us to our residential mortgage loan purchasers or credit default on our loan sales may require us to repurchase residential mortgage loans we have sold.
Prior to the sale of our Banc Home Loans division, we sold a majority of the residential mortgage loans we originated in the secondary market pursuant to agreements that generally require us to repurchase loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any fraud or misrepresentation during the mortgage loan origination process, whether by us, the borrower, mortgage broker, or other party in the transaction, or, in some cases, upon any early payment default on such mortgage loans, may require us to repurchase such loans.
We believe that, as a result of the increased defaults and foreclosures during the past several years resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2017, 2016 and 2015, we sold residential mortgage loans aggregating $1.88 billion, $5.13 billion and $4.30 billion, respectively. To recognize the potential loan repurchase or indemnification losses, we maintained a total reserve of $6.3 million at December 31, 2017. Increases to this reserve reduce mortgage banking revenue. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
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
We may not be able to expand our core deposit base or other low cost funding sources.
We depend on checking, savings and money market deposit account balances and other forms of deposits as the primary source of funding for our lending activities. Our future growth will largely depend on our ability to expand our core deposit base, to provide a less costly and more stable source of funding. It may prove difficult to grow our core deposit base.
During 2016 and the beginning of 2017, an increasingly important source of deposits for the Bank came from products offered by our Institutional Banking business unit, which included a specialized EB-5 escrow product. During 2017, the Institutional Banking business unit was reorganized and this EB-5 escrow product is now offered by our Specialty Market business unit.
As part of the reorganization as well as other factors, including our focus on remixing our total deposit base towards core funding and less towards high rate, high volatility deposits, during 2017 we experienced net deposit outflows from the specialized EB-5 escrow product as well as net deposit outflows from large balance accounts (defined as $100 million or more in balances) primarily in the Institutional Banking business unit.
Additionally, although the Bank continues to reduce its exposure to EB5 escrow balances, escrow triggers associated with the EB-5 escrow product may vary and can be directly influenced by the time associated with adjudication of the investor’s immigration petition. For more information, about the EB-5 escrow product see “Non-compliance with the Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions or operating restrictions.”
While the Bank mitigates this risk by opening post-escrow deposit accounts to continue to hold funds, there is no assurance that these deposits will remain. As the Bank continues to grow its core deposit base and continues to seek to reduce its exposure to high rate, high volatility and large balance accounts, the Bank could continue to experience a deposit outflow, which could negatively impact our business plan, results of operations and liquidity.
In addition to volatility of deposit balances, we anticipate that there will be competitive pressures to pay higher interest rates on deposits, which would increase our funding costs. If depositors move money out of financial institution deposits and into other investments (or into similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could materially negatively impact our business plan and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.
As of December 31, 2017, we had $2.58 billion of securities available-for-sale and no securities held-to-maturity, as compared with $2.38 billion of securities available-for-sale and $884.2 million of securities held to maturity as of December 31, 2016.
As of December 31, 2017, securities available-for-sale that were in an unrealized loss position had a total fair value of $579.5 million with unrealized losses of $15.6 million. They consisted of U.S. government agency and GSE residential mortgage-backed securities of $475.0 million with unrealized losses of $15.3 million, non-agency residential mortgage-backed securities of $148 thousand with unrealized losses of $1 thousand, and collateralized loan obligations of $104.3 million with unrealized losses of $266 thousand.
As of December 31, 2016, securities available-for-sale and held-to-maturity that were in an unrealized loss position had a fair value of $1.12 billion and $136.3 million, respectively, and aggregate unrealized losses of $28.4 million and $1.9 million, respectively.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2017, the Company believes there is no other-than-temporary-impairment (OTTI) and did not have the intent to sell any of its securities in an unrealized loss position and it is likely that it will not be required to sell the securities before their anticipated recovery. The portfolio is evaluated using either OTTI guidance provided by FASB Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities, or ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below AA are evaluated using the model outlined in ASC 325. The non-agency residential mortgage-backed securities, commercial mortgage-backed securities and collateralized loan obligations in the Company’s portfolio referenced above were rated AA or above at purchase and are not within the scope of ASC 325. For more information about ASC 320 and ASC 325, see Note 1 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
More than 50 percent of our securities portfolio is invested in collateralized loan obligations.
As of December 31, 2017, based on amortized cost, $1.69 billion, or 65.9 percent of our securities portfolio, was invested in collateralized loan obligations (CLOs). By comparison, as of December 31, 2016, based on amortized cost, $1.73 billion, or 52.8 percent of our securities portfolio, was invested in CLOs.
As of December 31, 2017, based on amortized cost, $117.4 million of our CLO holdings were AAA rated and $1.57 billion were AA rated. As of December 31, 2017, there were no CLOs rated below AA and none of the CLOs were subject to ratings downgrade in 2017. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.
As an investor in CLOs, we purchase specific tranches, or slices, of debt instruments that are secured by professionally managed portfolios of senior secured loans to corporations. CLOs are not secured by residential or commercial mortgages. CLO managers are typically large non-bank financial institutions or banks. CLOs are typically $300 million to $1 billion in size, contain 100 or more loans, and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid out to the AAA tranche first then move down the capital stack. Losses are borne by the equity tranche first then move up the capital stack. CLOs typically have subordination levels that range from approximately 33 percent to 39 percent for AAA, 20 percent to 28 percent for AA, 15 percent to 18 percent for A, 10 percent to 14 percent for BBB.
The CLOs we currently hold may, from time to time, not be actively traded, and under certain market conditions may be relatively illiquid investments, and volatility in the CLO trading market may cause the value of these investments to decline. The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans (or foreclosure assets), and prepayments on the underlying loans.
Although we attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of A or higher and by maintaining a pre-purchase due diligence and ongoing review process by a dedicated credit administration team, no assurance can be given that these risk mitigation efforts will be successful.

The Volcker Rule covered fund provisions could adversely affect us.
The so-called “Volcker Rule” provisions of the Dodd-Frank Act and its implementing regulations restrict our ability to sponsor or invest in “covered funds” (as defined in the implementing regulations). When the implementing regulations were adopted, banking entities such as us were required to conform our covered fund investments and activities by July 21, 2015. However, on December 18, 2014, the FRB extended the conformance period to July 21, 2016, for investments in, and relationships with, covered funds (including non-conforming CLOs) that were in place prior to December 31, 2013. The FRB later extended the conformance period until July 21, 2017. The Volcker Rule excludes from the definition of “covered fund” loan securitizations that meet specified investment criteria and do not invest in impermissible assets. Accordingly investments in CLOs that qualify for the loan securitization exclusion are not prohibited by the Volcker Rule. It is our practice to invest only in CLOs that meet the Volcker Rule’s definition of permissible loan securitizations and therefore are Volcker Rule compliant. However, the Volcker Rule and its implementing regulations are relatively new and untested, and it is possible that certain CLOs in which we have invested may be found subsequently to be covered funds. If so, we may be required to divest our interest in nonconforming CLOs, and we could incur losses on such divestitures.
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
We face significant operational risks.
We operate many different financial service functions and rely on the ability of our employees, third party vendors and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems.
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
An important aspect of our enterprise risk management framework is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our enterprise risk management program to support our risk culture, ensuring that it is sustainable and appropriate to our role as a major financial institution. Nonetheless, if we fail to create the appropriate environment that sensitizes all of our employees to managing risk, our business could be adversely impacted. For more information on our risk management framework, see "Governance" under “Lending Activities” included in Item 1 of this Annual Report on Form 10-K.

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
The held-for-sale loan balance in our mortgage banking business represents mortgage loans that are identified for sale by the Company. Loan balances steadily accumulate and then decrease at the time of sale. We fund these balances through short-term funding, including FHLB advances, which require collateral. In the event we experience a significant increase in our held-for-sale loan balances, our liquidity could be negatively impacted if we increase our short-term borrowings and therefore our required collateral. Although we have access to other sources of contingent liquidity, we could be materially and adversely affected if we fail to effectively manage this risk.
We depend on our key employees.
Our future prospects are and will remain highly dependent on our directors and executive officers. Our success will, to some extent, depend on the continued service of our directors and continued employment of the executive officers. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. Although we have entered into employment agreements with members of our senior management team, no assurance can be given that these individuals will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our business plan and could have a material adverse effect on our results of operations and financial condition.
We currently hold a significant amount of bank owned life insurance.
At December 31, 2017, we held $104.9 million of bank owned life insurance (BOLI) on certain key and former employees and executives, with a cash surrender value of $104.9 million, as compared with $102.5 million of BOLI, with a cash surrender value of $102.5 million, at December 31, 2016. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.
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
At December 31, 2017, we owned $48.7 million in FHLB stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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
While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third party providers. If our third party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
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
We rely on communications, information, operating and financial control systems technology from third party service providers, and we may suffer an interruption in those systems.
We rely heavily on third party service providers for much of our communications, information, operating and financial control systems technology, including our online banking services and data processing systems. We also rely on third party vendors, who may experience unauthorized access to and disclosure of client or customer information or the destruction or theft of such information. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems and, therefore, could harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws, rules and regulations governing our operations.
We are subject to extensive regulation and supervision by the FRB, the OCC and the FDIC. The FRB regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities, certain mortgage loans held-for-sale and MSRs. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.
The Company and the Bank are heavily regulated. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, and not stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements and restrictions on a bank’s operations, to reclassify assets, to determine the adequacy of a bank’s allowance for loan and lease losses and to set the level of deposit insurance premiums assessed.
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
The Dodd-Frank Act, among other things, established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation. Many of the provisions of the Dodd-Frank Act have extended implementation periods and require extensive rulemaking, guidance and interpretation by various regulatory agencies. While some rules have been finalized or issued in proposed form, some have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be.
We must apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. We expect that the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will reduce our revenues, increase our expenses, require us to change certain of our business practices, increase the regulatory supervision of us, increase our capital requirements and impose additional assessments and costs on us, and otherwise adversely affect our business.
As of March 31, 2017, the Company’s consolidated total assets and the Bank’s total assets, exceeded $10 billion for four consecutive quarters (the $10 billion threshold). As a result, we have become subject to additional regulatory scrutiny and a number of additional requirements that impose additional compliance costs on our business and higher expectations from regulators regarding risk management, strategic planning, governance and other aspects of our operations.
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

•
Under the Dodd-Frank Act, the CFPB has near exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank's assets exceed the $10 billion threshold.

•
Also under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the Federal Deposit Insurance Fund administered by the FDIC was increased from 1.15 percent to 1.35 percent and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on smaller institutions, which results in institutions with assets that exceed the $10 billion threshold paying higher assessments. In addition, the FDIC applies the large bank scorecard method to institutions with assets that exceed the $10 billion threshold. The large bank scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of a bank’s ability to withstand asset-related stress and funding-related stress and weighted ratings of under the safety and soundness ratings ascribed under the regulatory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long-term unsecured debt issued by the bank, to adjustment upward based on long-term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10 percent of its domestic deposits.

•
The Bank also is affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, as of December 31 of the preceding calendar year, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

•
The Dodd-Frank Act requires a publicly traded bank holding company with $10 billion or more in assets to establish and maintain a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert. The risk committee must approve and periodically review the risk management policies of the bank holding company’s operations and oversee the operations of its risk management framework. The bank holding company’s risk management framework must be commensurate with its structure, risk profile, complexity, activities and size. These requirements began applying to the Company on January 1, 2018.

•
A bank holding company with more than $10 billion in assets is required under the Dodd-Frank Act to conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions (known as Dodd-Frank Act Stress Tests or DFAST). The Company became subject to the DFAST regime on January 1, 2018.The stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The board of directors of the Company must review the Company’s policies and procedures at least annually. The Company is required to report the results of its annual stress tests to the OCC and the Federal Reserve, publicly disclose the results and consider the results as part of its capital planning and risk management practices. The Company is planning actions to achieve timely compliance.

As a result of the above, the Bank's deposit insurance assessments are likely to increase, and its interchange fee income will likely decrease. In addition, compliance with the risk management and capital stress testing provisions has required and may continue to require additional staffing, engagement of external consultants and other operating costs. The cumulative effect of these factors could have a material adverse effect on the future financial condition and results of operations of the Company.

Rulemaking changes implemented by the CFPB in particular are expected to result in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.
As indicated above, the Dodd-Frank Act created the CFPB, an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions, their affiliates, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies if the assets of the institution exceed the $10 billion threshold.
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
In order to comply with the CFPB rules, we have made significant changes to our residential mortgage business, including investments in technology, training of our personnel, changes in the loan products we offer, changes in compensation of our loan originators and mortgage brokers that do business with us, and a reduction in fees that we charge, We are continuing to analyze the impact that such rules may have on our business. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers of the CFPB and the primary federal banking regulators entitle them to examine institutions for violations of consumer lending laws even in the absence of consumer complaints or damages. Compliance with the rules and policies adopted by the CFPB has limited the products we may permissibly offer to some or all of our customers, or limited the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted. We may also be required to add compliance personnel or incur other significant compliance-related expenses. Our business, financial condition, results of operations and/or competitive position may be adversely affected as a result.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
In July 2013, the FRB and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a common equity Tier 1 minimum capital requirement of 4.5 percent of risk-weighted assets and a minimum Tier 1 risk-based capital requirement of 6.0 percent of risk-weighted assets and assigns higher risk-weightings than in the past (150 percent) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in excess of 2.5 percent of common equity tier 1 capital in addition to the minimum risk-based capital ratios. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in over a three-year period that began on January 1, 2016 and will end on January 1, 2019, when the full capital conservation buffer requirement will be effective. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.
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
One aspect of our business that we believe presents risks in this particular area is our specialized EB-5 escrow product, which is intended to facilitate investment transactions under the government approved, EB-5 Immigrant Investor Program, created by Congress in 1990 to stimulate the U.S. economy through U.S. job creation and capital investment by non-resident foreign investors. This program, which is administered by the U.S. Citizenship and Immigration Services, provides non-resident alien investors with a method of obtaining conditional, and ultimately permanent, residence through an investment in a new commercial enterprise in the United States that creates at least ten jobs. Escrowing of investment proceeds is commonly offered to give non-resident alien investors comfort that their investment proceeds are being held by an independent third party pending contractual conditions precedent. Furthermore, the escrow funds are eligible for FDIC pass-through insurance until the contractual conditions precedents are met. The Bank began offering EB-5 escrow services in April, 2014. The Bank's EB-5 escrow and related deposits totaled $75.8 million and $297.7 million at December 31, 2017 and 2016, respectively.
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
The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10 billion. To implement the offset requirement, the FDIC has imposed a temporary surcharge on institutions with assets greater than $10 billion. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

Our holding company relies on dividends from the Bank for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders.
Our primary source of revenue at the holding company level is dividends from the Bank and we also have previously relied on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to our preferred and common stockholders. To the extent we are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders could likewise be limited, especially if we are unable to increase the amount of dividends the Bank pays to us. The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, including our senior notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.
We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support continued growth.
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.
The Company has a deferred tax asset that may or may not be fully realized.
The Company has a deferred tax asset (DTA) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2017, the Company had a net DTA of $31.1 million. For additional information, see Note 13 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
The assessment of qualitative factors at the most recent Measurement Date (August 31, 2017) indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.
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
These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10 percent of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10 percent of our outstanding common stock; the election of directors to staggered terms of three years, which is being phased-out through the election of directors to one-year terms starting with our 2018 Annual Meeting of Stockholders so that the entire Board of Directors will be elected annually starting with our 2020 Annual Meeting of Stockholders; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, and the other provisions of our charter. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to federal banking regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10 percent of our common stock without prior approval from the our federal banking regulator.
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
As of December 31, 2017, we had $1.70 billion of FHLB advances and $172.9 million in senior notes. We also had 280,250 shares of preferred stock issued and outstanding with a liquidation preference of $1,000 per share. Our level of indebtedness could have important consequences to you, because:

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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. Certain activist stockholders have contacted us and made various proposals regarding changes in our corporate governance and the composition of our board of directors. We believe we have had a constructive dialogue with such stockholders. We have added to our board of directors members affiliated with two of our major stockholders, PL Capital Advisors LLC (PL Capital) and Patriot Financial Partners. In addition, we entered into cooperation agreements with PL Capital and another significant stockholder, Legion Partners Asset Management LLC, with a view to working collaboratively to build long-term stockholder value.
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
When the market price of a company's stock drops significantly, as ours did initially following the posting of the first blog, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage. Multiple lawsuits were in fact threatened against the Company shortly following the posting of the first blog, and as discussed under Item 3 of this report, the first of several putative class lawsuits against the Company was filed on January 23, 2017. These lawsuits, and any other lawsuits, have caused us to incur substantial costs and diverted the time and attention of our board and management, and may continue to do so in the future. In addition, reputational damage to the Company may affect our ability to attract and retain deposits and may cause our deposit costs to increase, which could adversely affect our liquidity and earnings. Reputational damage may also affect our ability to attract and retain loan customers and maintain and develop other business relationships, which could likewise adversely affect our earnings. Continued negative reports issued by short sellers could also negatively impact our ability to attract and retain employees.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2017, the Company conducts its operations from its main and executive offices at 3 MacArthur Place, Santa Ana, California and 34 branch offices in Los Angeles, Orange, San Diego, Santa Barbara counties in California. For additional information, see Note 6 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. On January 23, 2017, the first of three putative class action lawsuits, Garcia v. Banc of California, et al., Case No. 8:17-cv-00118, was filed against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman in the United States District Court for the Central District of California. Thereafter, two related putative class action lawsuits were filed in the United States District Court for the Central District of California: (1) Malak v. Banc of California, et al., Case No. 8:17-cv-00138 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, and Steven A. Sugarman, and (2) Cardona v. Banc of California, et al., Case No. 2:17-cv-00621 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman. Those actions were consolidated, a lead plaintiff was appointed, and the lead plaintiff filed a Consolidated Amended Complaint against Banc of California, Steve A. Sugarman and James J. McKinney on May 31, 2017 alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934.
In general, the Consolidated Amended Complaint alleges that the purported concealment of the defendants’ alleged relationship with Jason Galanis caused various statements made by the defendants to be false and misleading. The defendants moved to dismiss the Consolidated Amended Complaint. The plaintiff thereafter dismissed Mr. McKinney, leaving the Company and Mr. Sugarman as the remaining defendants. On September 18, 2017, the district court granted in part and denied in part the defendants’ motions to dismiss. Specifically, the court denied the defendants’ motions as to the Company’s April 15, 2016 Proxy Statement which listed Mr. Sugarman’s positions with COR Securities Holdings Inc., COR Clearing LLC, and COR Capital LLC while omitting their alleged connections with Jason Galanis. The lawsuits purport to be brought on behalf of stockholders who purchased stock in the Company between varying dates, inclusive of August 15, 2016 through January 23, 2017. The lawsuits seek class certification, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Trial is currently set for October 21, 2019. The Company believes that the consolidated action is without merit and intends to vigorously contest it.

On September 26, 2017, a shareholder derivative action captioned Gordon v. Sznewajs, Case No. 17-CV-1678, was filed in the U.S. District Court for the Central District of California against four of the Company’s directors (Robert D. Sznewajs, Halle J. Benett, Jonah F. Schnel and Jeffrey Karish) alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint seeks monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that the failure of the shareholder to make a demand requires dismissal of the action. The Company filed a motion to dismiss on the grounds that the plaintiff was required to, but did not, make a demand on the Company. Rather than oppose the Company’s motion, plaintiff elected to file an amended complaint. The amended complaint was filed on February 6, 2018, which added Richard J. Lashley, Doug H. Bowers and John Grosvenor as individual defendants, and which added purported claims for gross negligence and unjust enrichment. The Company anticipates that it will file a motion to dismiss the amended complaint.
On September 5, 2017, Jeffrey T. Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court (Case No. BC 624694) against the Company, the Bank and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleges that he was constructively terminated as a Company and Bank employee and seeks in excess of $5 million in damages. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was entered into on February 14, 2018. The settlement will not have a material adverse effect on our financial condition, results of operations or liquidity. For additional information, including the terms of the settlement agreement, see Note 25 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
On August 15, 2017, COR Securities Holdings, Inc., and COR Clearing LLC filed an action in the United States District Court for the Central District of California, captioned COR Securities Holdings, Inc., et al. v. Banc of California, N.A., et al., Case No. 8:17-cv-01403 DOC JCGx), against the Bank and Hugh F. Boyle, the Company’s and the Bank’s Chief Risk Officer. The lawsuit asserts claims under various state and federal statutes related to computer fraud and abuse, as well as a claim of common law fraud. The plaintiffs allege that the Bank inappropriately gained access to their confidential and privileged documents on a cloud storage site. On October 2, 2017, the defendants filed a motion to dismiss. On February 2, 2018, the court granted in part and denied in part that motion to dismiss. The Bank believes that the action is without merit and intends to vigorously contest it.
On August 11, 2017, Carlos P. Salas, the Bank’s former Chief of Staff, filed an action in the Los Angeles Superior Court, captioned Carlos P. Salas v. Banc of California, Inc., et al., Case No. BC672208, against the Company and the Bank asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an implied in fact contract, promissory estoppel, promissory fraud, declaratory relief, fraud/intentional misrepresentation, unfair business practices, wrongful termination, violation of the right to privacy and violation of California’s Investigative Consumer Reporting Agencies Act. In general, Mr. Salas alleges that he was constructively terminated as a Bank employee and suffered damages in excess of $4 million. He seeks both compensatory and punitive damages. On September 18, 2017, the Company and the Bank filed a motion to compel arbitration, as required by Mr. Salas’ written agreement with the Bank, On January 17, 2018, the court granted the motion to compel arbitration and stayed the court action. Mr. Salas has commenced arbitration. The Company believes that the action is without merit and intends to vigorously contest it.
On December 7, 2017, Heather Endresen filed an action in the Los Angeles Superior Court, captioned Heather Endresen v. Banc of California, Inc.; Banc of California, N.A., Case No. BC685641. Endresen’s complaint purports to state claims for retaliation, wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, and various statutory claims. The complaint does not specify any amount of alleged damages. Endresen has agreed to have the action transferred to Orange County Superior Court and stayed pending arbitration of the claims. The Company believes that the claims are without merit and intends to vigorously contest them.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s voting common stock (symbol BANC) has been listed on the New York Stock Exchange (NYSE) since May 29, 2014 and prior to that date was listed on the NASDAQ Global Market. The Company’s Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of the Company’s voting common stock as of December 31, 2017 was 1,372. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There were four holders of record of the Company’s Class B non-voting common stock as of December 31, 2017. At December 31, 2017 there were 51,666,725 shares and 50,083,345 shares of voting common stock issued and outstanding, respectively, and 508,107 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market price information for the Company’s voting common stock and quarterly per share cash dividend information for the Company's voting common stock and Class B non-voting common stock for the years ended December 31, 2017 and 2016. The per share cash dividends paid to holders of the Company's voting common stock and Class B non-voting common stock are identical.

	Market Price Range
	High	Low	Dividends
Quarter ended December 31, 2017	$23.05	$19.65	$0.13
Quarter ended September 30, 2017	$22.10	$17.15	$0.13
Quarter ended June 30, 2017	$22.60	$19.90	$0.13
Quarter ended March 31, 2017	$20.95	$14.65	$0.13
Total			$0.52

Quarter ended December 31, 2016	$17.85	$11.26	$0.13
Quarter ended September 30, 2016	$23.12	$17.32	$0.12
Quarter ended June 30, 2016	$20.76	$17.15	$0.12
Quarter ended March 31, 2016	$17.50	$13.24	$0.12
Total			$0.49
Dividend Policy
The timing and amount of cash dividends paid to the Company’s preferred and common stockholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The Company’s primary source of revenue at the holding company level is dividends from the Bank. The Company also has previously relied on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to its preferred and common stockholders. To the extent the Company is limited in its ability to raise capital in the future, its ability to pay cash dividends to its stockholders could likewise be limited, especially if it is unable to increase the amount of dividends the Bank pays to the Company. See “Item 1A. Risk Factors - Our holding company relies on dividends from the Bank for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders” of this Annual Report on Form 10-K. The Bank paid dividends of $18.0 million to Banc of California, Inc. during the year ended December 31, 2017. For a description of the regulatory restriction on the ability of the Bank to pay dividends to Banc of California, Inc., and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see “Regulation and Supervision” included in Item 1 of this Annual Report on Form 10-K.
As of December 31, 2017, the Company had 280,250 shares of preferred stock issued and outstanding, consisting of 40,250 shares of 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (Series C Preferred Stock), 115,000 shares of 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, liquidation amount $1,000 per share (Series D Preferred Stock), and 125,000 shares of 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E, liquidation amount $1,000 per share (Series E Preferred Stock and together with the Series C Preferred Stock, and Series D Preferred Stock, the Preferred Stock). Each series of Preferred Stock ranks equally (pari passu) with each other series of Preferred Stock and senior to the Company's common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.

Issuer Purchases of Equity Securities
The following table presents information for the three months ended December 31, 2017 with respect to repurchases by the Company of its common stock:

Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From October 1, 2017 to October 31, 2017	—	$—	—	—
From November 1, 2017 to November 30, 2017	—	$—	—	—
From December 1, 2017 to December 31, 2017	—	$—	—	—
Total	—	$—	—
On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending October 18, 2017, an aggregate amount representing up to 10 percent of the Company's common shares outstanding as of October 18, 2016. The Company did not purchase any shares during the three months ended December 31, 2017 under this share buyback program, and the program has expired.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended December 31, 2017 related to tax liability sales for employee stock benefit plans.

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

	December 31,
Index	2012	2013	2014	2015	2016	2017
Banc of California, Inc.	$100.00	$113.44	$101.07	$133.69	$163.04	$199.03
NYSE Composite	$100.00	$123.18	$128.37	$120.13	$130.95	$151.70
S&P 500 Financials	$100.00	$135.63	$156.25	$153.87	$188.94	$230.85
KBW Bank Index	$100.00	$135.06	$144.81	$142.51	$179.00	$208.09

Annual Rate of Stockholders Return
The following graph shows a comparison of stockholder return on Banc of California, Inc.’s voting common stock with the annual rate of return for: (i) the NYSE Composite Index; (ii) the S&P 500 Financials Index; and (iii) the KBW Bank Index. The graph is historical only and may not be indicative of possible future performance.

	Year Ended December 31,
Index	2014	2015	2016	2017
Banc of California, Inc.	(11)%	32%	22%	22%
NYSE Composite	4%	(6)%	9%	16%
S&P 500 Financials	15%	(2)%	23%	22%
KBW Bank Index	7%	(2)%	26%	16%

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

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2017	2016 (7)	2015	2014 (8)	2013 (9)
Selected financial condition data:
Total assets	$10,327,852	$11,029,853	$8,235,555	$5,971,297	$3,627,862
Cash and cash equivalents	387,699	439,510	156,124	231,199	110,118
Loans and leases receivable, net	6,610,074	5,994,308	5,148,861	3,919,642	2,427,306
Loans held-for-sale	67,069	298,018	293,264	918,036	524,120
Other real estate owned, net	1,796	2,502	1,097	423	—
Securities available-for-sale	2,575,469	2,381,488	833,596	345,695	170,022
Securities held-to-maturity	—	884,234	962,203	—	—
Bank owned life insurance	104,851	102,512	100,171	19,095	18,881
Time deposits in financial institutions	—	1,000	1,500	1,900	1,846
FHLB and other bank stock	75,654	67,842	59,069	42,241	22,600
Assets of discontinued operations	38,900	482,494	420,050	300,872	220,993
Deposits	7,292,903	9,142,150	6,303,085	4,671,831	2,918,644
Total borrowings	1,867,941	733,300	1,191,876	726,569	332,320
Liabilities of discontinued operations	7,819	34,480	20,856	14,853	7,151
Total stockholders' equity	1,012,308	980,239	652,405	503,315	324,708
Selected operations data:
Total interest income	$389,190	$369,844	$253,807	$179,645	$112,712
Total interest expense	85,000	59,499	42,621	32,862	23,282
Net interest income	304,190	310,345	211,186	146,783	89,430
Provision for loan and lease losses	13,699	5,271	7,469	10,976	7,963
Total noninterest income	44,670	98,630	75,748	49,173	28,426
Total noninterest expense	308,268	303,215	210,299	170,285	105,492
Income from continuing operations before income taxes	26,893	100,489	69,166	14,695	4,401
Income tax (benefit) expense	(26,581)	13,749	28,048	(8,102)	7,060
Income (loss) from continuing operations	53,474	86,740	41,118	22,797	(2,659)
Income from discontinued operations before income taxes	7,164	48,917	35,100	11,771	3,507
Income tax expense	2,929	20,241	14,146	4,363	932
Income from discontinued operations	4,235	28,676	20,954	7,408	2,575
Net income (loss)	57,709	115,416	62,072	30,205	(84)
Dividends paid on preferred stock	20,451	19,914	9,823	3,640	2,185
Net income (loss) available to common stockholders	37,258	95,502	52,249	26,565	(2,269)
Basic earnings per total common share
Income (loss) from continuing operations	$0.64	$1.36	$0.79	$0.65	$(0.32)
Income from discontinued operations	$0.08	$0.61	$0.57	$0.26	$0.17
Net income (loss)	$0.72	$1.97	$1.36	$0.91	$(0.15)
Diluted earnings per total common share
Income (loss) from continuing operations	$0.63	$1.34	$0.78	$0.64	$(0.32)
Income from discontinued operations	$0.08	$0.60	$0.56	$0.26	$0.17
Net income (loss)	$0.71	$1.94	$1.34	$0.90	$(0.15)

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2017	2016 (7)	2015	2014 (8)	2013 (9)
Performance ratios of consolidated operations: (1)
Return on average assets	0.55%	1.12%	0.94%	0.69%	—%
Return on average equity	5.72%	12.73%	10.14%	7.31%	(0.03)%
Return on average tangible common equity (2)	5.79%	16.97%	14.22%	10.10%	0.08%
Dividend payout ratio (3)	72.22%	24.87%	35.29%	52.75%	—%
Net interest spread	2.92%	3.15%	3.35%	3.54%	3.49%
Net interest margin (4)	3.11%	3.30%	3.52%	3.72%	3.67%
Noninterest expense to average total assets	3.50%	4.28%	5.02%	6.06%	6.42%
Efficiency ratio (5)	88.52%	74.11%	74.83%	87.56%	91.82%
Efficiency ratio as adjusted (2), (5)	77.18%	67.13%	74.83%	87.56%	91.82%
Average interest-earning assets to average interest-bearing liabilities	122.66%	123.80%	125.29%	122.06%	121.07%
Asset quality ratios:
Allowance for loan and lease losses (ALLL)	$49,333	$40,444	$35,533	$29,480	$18,805
Non-performing loans and leases	19,382	14,942	45,129	38,381	31,648
Non-performing assets	21,178	17,444	46,226	38,804	31,648
Non-performing assets to total assets	0.21%	0.16%	0.56%	0.65%	0.87%
ALLL to non-performing loans and leases	254.53%	270.67%	78.74%	76.81%	59.42%
ALLL to total loans and leases	0.74%	0.67%	0.69%	0.75%	0.77%
Capital Ratios:
Average equity to average assets	9.58%	8.77%	9.25%	9.51%	9.55%
Total stockholders' equity to total assets	9.80%	8.89%	7.92%	8.43%	8.95%
Tangible common equity (TCE) to tangible assets (2)	6.78%	6.00%	4.93%	6.20%	5.65%
Book value per common share	$14.69	$14.25	$12.14	$12.17	$12.15
TCE per common share (2)	$13.77	$13.19	$10.60	$10.53	$10.05
Book value per common share and per common share issuable under purchase contracts	$14.69	$14.20	$11.95	$11.51	$12.15
TCE per common shares and per common share issuable under purchase contracts (2)	$13.77	$13.14	$10.44	$9.97	$10.05
Banc of California, Inc.
Total risk-based capital ratio	14.56%	13.70%	11.18%	11.28%	12.45%
Tier 1 risk-based capital ratio	13.79%	13.22%	10.71%	10.54%	11.41%
Common equity tier 1 capital ratio (6)	9.92%	9.44%	7.36%	N/A	N/A
Tier 1 leverage ratio	9.39%	8.17%	8.07%	8.57%	8.02%
Banc of California, N.A.
Total risk-based capital ratio	16.56%	14.73%	13.45%	12.04%	14.65%
Tier 1 risk-based capital ratio	15.78%	14.12%	12.79%	11.29%	13.60%
Common equity tier 1 capital ratio (6)	15.78%	14.12%	12.79%	N/A	N/A
Tier 1 leverage ratio	10.67%	8.71%	9.64%	9.17%	9.58%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See non-GAAP measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(6)	Common equity tier 1 capital ratio became required from 2015.

(7)	The Company completed its sale of The Palisades Group on May 5, 2016.

(8)
The Company completed its acquisitions of RenovationReady and the Banco Popular North America's Southern California branches (BPNA Branch Acquisition) on January 31, 2014 and November 8, 2014, respectively.

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
Tangible common equity is calculated by subtracting preferred stock, goodwill, and other intangible assets from stockholders’ equity. Tangible assets are calculated by subtracting goodwill and other intangible assets from total assets. Banking regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Year Ended December 31,
($ in thousands)	2017	2016	2015	2014	2013
Average total stockholders' equity	$1,008,995	$906,831	$612,393	$413,454	$264,818
Less average preferred stock	(269,071)	(267,054)	(161,288)	(79,877)	(56,284)
Less average goodwill	(37,656)	(39,244)	(33,541)	(32,326)	(15,872)
Less average other intangible assets	(11,375)	(16,654)	(22,222)	(11,739)	(9,580)
Average tangible common equity	$690,893	$583,879	$395,342	$289,512	$183,082

Net income (loss)	$57,709	$115,416	$62,072	$30,205	$(84)
Less preferred stock dividends	(20,451)	(19,914)	(9,823)	(3,640)	(2,185)
Add amortization of intangible assets	3,928	4,851	5,836	4,079	2,651
Add impairment on intangible assets	336	690	258	48	1,061
Less tax effect on amortization and impairment of intangible assets (1)	(1,492)	(1,939)	(2,133)	(1,445)	(1,299)
Adjusted net income	$40,030	$99,104	$56,210	$29,247	$144

Return on average equity	5.72%	12.73%	10.14%	7.31%	(0.03)%
Return on average tangible common equity	5.79%	16.97%	14.22%	10.10%	0.08%
(1) Utilized a 35 percent tax rate

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Year Ended December 31,
($ in thousands)	2017	2016	2015	2014	2013
Noninterest expense	$368,263	$442,676	$332,201	$263,472	$178,101
Loss on investments in alternative energy partnerships, net	(30,786)	(31,510)	—	—	—
Total adjusted noninterest expense	$337,477	$411,166	$332,201	$263,472	$178,101

Net interest income	$311,242	$325,473	$223,717	$155,277	$97,229
Noninterest income	104,777	271,880	220,219	145,637	96,743
Total revenue	416,019	597,353	443,936	300,914	193,972
Tax credit from investments in alternative energy partnerships	38,196	33,405	—	—	—
Tax expense from tax basis reduction on investments in alternative energy partnerships	(6,684)	(5,846)	—	—	—
Tax effect on tax credit and deferred tax expense (1)	20,531	19,080	—	—	—
Loss on investments in alternative energy partnerships, net	(30,786)	(31,510)	—	—	—
Total pre-tax adjustments for investments in alternative energy partnerships	21,257	15,129	—	—	—
Total adjusted revenue	$437,276	$612,482	$443,936	$300,914	$193,972

Efficiency ratio	88.52%	74.11%	74.83%	87.56%	91.82%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	77.18%	67.13%	74.83%	87.56%	91.82%

Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	39.45%	40.91%	—%	—%	—%

Tangible Common Equity to Tangible Assets and Tangible Common Equity per Common Share and per Common Share Issuable under Purchase Contracts

	December 31,
($ in thousands, except per share data)	2017	2016	2015	2014	2013
Total stockholders' equity	$1,012,308	$980,239	$652,405	$503,315	$324,708
Less goodwill	(37,144)	(39,244)	(39,244)	(31,591)	(30,143)
Less other intangible assets	(9,353)	(13,617)	(19,158)	(25,252)	(12,152)
Less preferred stock	(269,071)	(269,071)	(190,750)	(79,877)	(79,877)
Tangible common equity	$696,740	$658,307	$403,253	$366,595	$202,536

Total assets	$10,327,852	$11,029,853	$8,235,555	$5,971,297	$3,627,862
Less goodwill	(37,144)	(39,244)	(39,244)	(31,591)	(30,143)
Less other intangible assets	(9,353)	(13,617)	(19,158)	(25,252)	(12,152)
Tangible assets	$10,281,355	$10,976,992	$8,177,153	$5,914,454	$3,585,567

Total stockholders' equity to total assets	9.80%	8.89%	7.92%	8.43%	8.95%
Tangible common equity to tangible assets	6.78%	6.00%	4.93%	6.20%	5.65%

Common stock outstanding	50,083,345	49,695,299	38,002,267	34,190,740	19,561,469
Class B non-voting non-convertible common stock outstanding	508,107	201,922	37,355	609,195	584,674
Total common stock outstanding	50,591,452	49,897,221	38,039,622	34,799,935	20,146,143
Minimum number of shares issuable under purchase contracts (1)	—	188,742	601,299	1,982,181	—
Total common stock outstanding and shares issuable under purchase contracts	50,591,452	50,085,963	38,640,921	36,782,116	20,146,143

Book value per common share	$14.69	$14.25	$12.14	$12.17	$12.15
TCE per common share	$13.77	$13.19	$10.60	$10.53	$10.05

Book value per common share and per common share issuable under purchase contracts	$14.69	$14.20	$11.95	$11.51	$12.15
TCE per common share and per common share issuable under purchase contracts	$13.77	$13.14	$10.44	$9.97	$10.05
(1) Purchase contracts relating to tangible equity units

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The Company follows accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
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
Investment Securities
Under ASC 320, Investments - Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in AOCI and do not affect earnings until realized unless a decline in fair value below amortized cost is considered to be OTTI.
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
Goodwill
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
The Company tests its goodwill for impairment annually as of August 31. At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluated, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the Measurement Date indicated that it is not more likely than not that impairment existed; as a result no further testing was performed.
Even though there was no goodwill impairment at December 31, 2017, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements.

Mortgage Servicing Rights
A servicing asset or liability is recognized when undertaking an obligation to service a financial asset under a mortgage servicing contract, including a transfer of the servicer’s financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value based on either market prices for comparable servicing contracts or alternatively is based on a valuation model that is based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related loan rate and is recorded on the Consolidated Statements of Operations.
The Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and such changes are included within Net Revenue on Mortgage Banking Activities on the Statements of Operations of discontinued operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently the Company does not hedge the effects of changes in fair value of its servicing assets. At December 31, 2017, MSRs of $29.8 million were classified as held-for-sale and valued based on a market bid adjusted for estimated early payoffs and paydowns.
Servicing fee income, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.
Income Tax
H.R. 1, originally known as the "Tax Cuts and Jobs Act," was enacted on December 22, 2017, which among other items, permanently reduces the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the effect is recognized in the Company’s 2017 consolidated financial statements, even though the effective date of the law is January 1, 2018. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. As a result, the Company recorded a one-time tax benefit of $2.1 million in its Income Tax Expense (Benefit) on the Consolidated Statements of Operations for the year ended December 31 2017.
As of December 31, 2017, the Company had net deferred tax assets of $31.1 million consisting of federal net deferred tax assets of $23.6 million and state net deferred tax assets of $7.5 million. Federal net deferred tax assets included tax credits of $27.6 million, which is not impacted by the tax rate reduction, hence not subject to revaluation. Excluding tax credit related deferred tax assets, the Company is in a net federal deferred tax liability position, which is the main driver for the $2.1 million tax benefit as the result of the tax rate reduction.
The Company expects an overall 2018 statutory tax rate (including federal and state taxes) to be approximately 29 percent.
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
As the Company’s respective investments in these entities are more than minor, the Company has significant influence, but not control, over the investee’s activities that most significantly impact its economic performance. As a result, the Company is required to apply the equity method of accounting, which generally prescribes applying the percentage ownership interest to the investee’s GAAP net income in order to determine the investor’s earnings or losses in a given period. However, because the liquidation rights, tax credit allocations and other benefits to investors can change upon the occurrence of specified events, application of the equity method based on the underlying ownership percentages would not accurately represent the Company’s investment. As a result, the Company applies the Hypothetical Liquidation at Book Value (HLBV) method of the equity method of accounting. The HLBV method is a balance sheet approach where a calculation is prepared at each balance sheet date to estimate the amount that the Company would receive if the equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period.
To account for the tax credits earned on investments in alternative energy partnerships, the Company uses the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. The Company does not believe the investments in alternative energy partnerships are impaired by the lower corporate income tax rate from the Tax Cuts and Jobs Act due to the protective provision built into the partnership agreements; however, the Company expects to take longer to utilize the investment tax credits generated from these investments.

Recent Accounting Pronouncements
The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” The amendments in this Update outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This Update is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This Update as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 is effective for interim and annual periods beginning after December 15, 2017, and entities have the option of using either a modified retrospective or full retrospective approach for the adoption. The Company’s revenue streams primarily consist of net interest income and noninterest income. The scope of this Update explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments, such as loans, leases, and securities. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are in the scope of this Update. The Company evaluated the accounting impact of adopting this guidance based on the following “Five-step Model” prescribed in ASC 606:

(i)	identify the contract;

(ii)	identify the performance obligation in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations; and

(v)	recognize revenue when (or as) the performance obligation is satisfied.
The Company identified and reviewed the revenue streams within the scope of the Update, including escrow fees, trust and fiduciary fees, deposit service fees, debit card fees, investment commissions, and gains on sales of OREO. The Company determined that the new guidance will not require significant changes to the manner in which income from those revenue streams is currently recognized. As such, the Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This Update amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; it simplifies the impairment assessment of equity investments by requiring a qualitative assessment; it eliminates the requirement for public business entities to disclose methods and assumptions for financial instruments measured at amortized cost on the statement of financial position; it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability; it requires separate presentation of financial assets and liabilities by measurement category; and certain other requirements. This ASU becomes effective for interim and annual periods beginning on or after December 15, 2017. Early application of the amendments in this Update is not permitted. The Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update require lessees to recognize the assets and liabilities that arise from leases, as well as define classification criteria for distinguishing between financing leases and operating leases. For financing leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize interest on the lease liability in the statement of comprehensive income, and classify the principal portion of the lease liability within financing activities and payments of interest within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize a single lease cost calculated so that the cost of the lease is allocated over lease term on a straight line basis, and classify all cash payments as operating activities in the statement of cash flows. Lessor accounting is largely unchanged, but does align the transfer of control principle for a sale in Topic 606 to leases. For example, whether a lease is similar to a sale of the underlying asset depends on whether the lessee, in effect, obtains control of the underlying asset as a result of the lease. For public business entities, the amendments as amended by ASU 2017-13 to this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to measure credit loss estimates. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." The amendments in this Update provide guidance on classification of certain cash receipts and cash payments. For public business entities that are SEC filers, this Update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230).” The amendments in this Update are intended to reduce diversity in practice regarding classification of changes in restricted cash, requiring an entity to provide changes in restricted cash and restricted cash equivalents during the period in a statement of cash flows. This Update is effective for public business entities with their fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” The amendments in this Update provide guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This Update provides a more robust framework to use when an entity determines whether a set of assets and activities is a business. Public business entities must prospectively apply the amendment in this Update to annual periods beginning after December 15, 2017, including interim periods. The Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” The amendments in this Update eliminate Step 2 from the goodwill impairment test, reducing the cost and complexity of evaluating goodwill for impairment. Instead, an entity shall perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. For an impairment charge, an entity must recognize the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized shall not exceed the total amount of goodwill allocated to that reporting unit. Furthermore, the amendment in this Update requires an entity to disclose the amount of goodwill allocated to each reporting unit with zero or negative carrying amount of net assets. Public business entities that are SEC filers must adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal year beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments in this Update clarify the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. An in substance nonfinancial asset is an asset within a contract or subsidiary in which substantially all of the fair value of the asset is concentrated in a nonfinancial asset. In addition, the amendment requires an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when the entity does not retain a controlling financial interest in the legal entity that holds the asset and an entity transfers control of the asset. Once control is transferred, any non-controlling interest received is required to be measured at fair value. The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this Update shorten the amortization period for certain callable debt securities acquired at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity. Public business entities must prospectively apply the amendments in this Update to annual periods beginning after December 15, 2018, including interim periods. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09. “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” The amendments in this Update provide guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under the new guidance, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. The new guidance is effective for all entities beginning after December 15, 2017 including interim periods within the fiscal year. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively to awards modified on or after the adoption date. The Company concluded that the new guidance will not have a significant impact on the Company’s consolidated financial statements at the time of adoption.
In August 2017, the FASB issued ASU 2017-12. “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this Update are to better reflect the economic results of hedging in the financial statements along with simplification of certain hedge accounting requirements. Specifically, the entire change in the fair value of the hedging instrument is required to be presented in the same income statement line as and in the same period that the earnings effect of the hedged item is recognized. Therefore, hedge ineffectiveness will not be reported separately or in a different period. In addition, hedge effectiveness can be determined qualitatively in periods following inception. The amendments permit an entity to measure the change in fair value of the hedged item on the basis of the benchmark rate component. They also permit an entity to measure the hedged item for a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged. For a closed portfolio of prepayable financial assets, an entity is permitted to designate the amount that is not expected to be affected by prepayments or defaults as the hedged item. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of this guidance may have on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02. "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the legislation is recognized. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

Executive Overview
The Company is focused on California and core banking products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities through its 34 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties. The Company offer a variety of financial products and services designed around its target client in order to serve all of their banking and financial needs.
Financial Highlights
For the years ended December 31, 2017, 2016 and 2015, net income from continuing operations was $53.5 million, $86.7 million and $41.1 million, respectively. Diluted earnings from continuing operations per total common share were $0.63, $1.34 and $0.78, respectively, for the years ended December 31, 2017, 2016 and 2015. The decrease in net income from continuing operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was due mainly to increases in noninterest expense and provision for loan and lease losses and decreases in noninterest income and net interest income, partially offset by a decrease in income tax expense. The increase in net income from continuing operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was mainly due to increases in net interest income and noninterest income and decreases in income tax expense and provision for loan and lease losses, partially offset by an increase in noninterest expense.
Total assets were $10.33 billion at December 31, 2017, a decrease of $702.0 million, or 6.4 percent, from $11.03 billion at December 31, 2016. The decrease was mainly due to decreases in investment securities and loans held-for-sale, partially offset by an increase in loans and leases held-for-investment.
Significant financial highlights include:

•
During the year ended December 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely reflected the Company's Mortgage Banking segment. The Company determined that the sale of its Mortgage Banking segment met the criteria to be classified as a discontinued operation. This transaction advanced the Company's strategy to focus its business on core commercial banking opportunities in its California markets.

•
Return on average assets was 0.55 percent and 1.12 percent, respectively, and return on average tangible common equity was 5.79 percent and 16.97 percent, respectively, for the years ended December 31, 2017 and 2016.

•
Efficiency ratio was 88.52 percent and 74.11 percent, respectively, for the years ended December 31, 2017 and 2016. Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy projects was 77.18 percent for the year ended December 31, 2017, compared to 67.13 percent for the year ended December 31, 2016. The change was mainly due to a decrease in noninterest income. During the year ended December 31, 2016, the Company recognized higher net gains on sale of securities available-for-sale and loans, advisory service fees and loan brokerage income as well as gain on sale of subsidiary and business unit.

•
Effective tax rate for continuing operations was (98.8) percent for the year ended December 31, 2017. The Company recognized an income tax benefit of $2.1 million for remeasurement of the Company’s deferred tax assets and liabilities as a result of the enactment of H.R. 1, originally known as the "Tax Cuts and Jobs Act", an income tax benefit of $2.2 million for excess tax benefits from stock compensation, and tax credits on investments in alternative energy partnerships of $38.2 million, partially offset by tax expense of $6.7 million from tax basis reduction related to investments in alternative energy partnerships for the year ended December 31, 2017.

•
Total investment securities, at amortized cost basis, were $2.57 billion at December 31, 2017, a decrease of $713.8 million, or 21.8 percent, from $3.28 billion at December 31, 2016. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling certain longer-duration and fixed rate mortgage-backed securities and corporate debt securities. The proceeds from such sales were primarily used to fund loan originations.

•
Loans and leases receivable, net of ALLL, were $6.61 billion at December 31, 2017, an increase of $615.8 million, or 10.3 percent, from $5.99 billion at December 31, 2016. The increase was due mainly to increased originations during the year ended December 31, 2017, partially offset by the sale of the Banc Home Loans division during the three months ended March 31, 2017 and the sale of seasoned SFR mortgage loan pools during the three months ended September 30, 2017.

•
Total deposits were $7.29 billion at December 31, 2017, a decrease of $1.85 billion, or 20.2 percent, from $9.14 billion at December 31, 2016. The Company reduced its reliance on brokered and other high-rate and high-volatility deposits by replacing them with more predictable advances from FHLB with the goal of increasing core deposits to fund new loan originations.

Results of Operations
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2017	2016	2015
Interest and dividend income	$389,190	$369,844	$253,807
Interest expense	85,000	59,499	42,621
Net interest income	304,190	310,345	211,186
Provision for loan and lease losses	13,699	5,271	7,469
Noninterest income	44,670	98,630	75,748
Noninterest expense	308,268	303,215	210,299
Income from continuing operations before income taxes	26,893	100,489	69,166
Income tax expense (benefit)	(26,581)	13,749	28,048
Income from continuing operations	53,474	86,740	41,118
Income from discontinued operations before income taxes	7,164	48,917	35,100
Income tax expense	2,929	20,241	14,146
Income from discontinued operations	4,235	28,676	20,954
Net income	57,709	115,416	62,072
Preferred stock dividends	20,451	19,914	9,823
Net income available to common stockholders	$37,258	$95,502	$52,249
Basic earnings per total common share
Income from continuing operations	$0.64	$1.36	$0.79
Income from discontinued operations	0.08	0.61	0.57
Net income	$0.72	$1.97	$1.36
Diluted earnings per total common share
Income from continuing operations	$0.63	$1.34	$0.78
Income from discontinued operations	0.08	0.60	0.56
Net income	$0.71	$1.94	$1.34
The following table presents condensed statements of operations of continuing and discontinued operations for the year ended December 31, 2017:

	Year Ended December 31, 2017
($ in thousands)	Continuing Operations	Discontinued Operations	Total
Interest and dividend income	$389,190	$7,052	$396,242
Interest expense	85,000	—	85,000
Net interest income	304,190	7,052	311,242
Provision for loan and lease losses	13,699	—	13,699
Noninterest income	44,670	60,107	104,777
Noninterest expense	308,268	59,995	368,263
Income before income taxes	26,893	7,164	34,057
Income tax expense (benefit)	(26,581)	2,929	(23,652)
Net income	$53,474	$4,235	$57,709

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the years indicated:

	Year Ended December 31,
	2017			2016			2015
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$6,531,069	$288,123	4.41%	$6,780,826	$296,996	4.38%	$5,300,237	$241,556	4.56%
Securities	2,954,235	99,742	3.38%	2,711,112	79,527	2.93%	776,256	20,263	2.61%
Other interest-earning assets (2)	516,832	8,377	1.62%	380,832	8,449	2.22%	276,823	4,519	1.63%
Total interest-earning assets	10,002,136	396,242	3.96%	9,872,770	384,972	3.90%	6,353,316	266,338	4.19%
Allowance for loan and lease losses	(43,150)			(37,664)			(32,467)
BOLI and noninterest-earning assets (3)	575,363			500,599			298,168
Total assets	$10,534,349			$10,335,705			$6,619,017
Interest-bearing liabilities:
Savings	$1,007,990	9,764	0.97%	$882,774	6,795	0.77%	$862,160	6,467	0.75%
Interest-bearing checking	2,035,954	15,161	0.74%	2,066,623	13,723	0.66%	1,204,560	8,973	0.74%
Money market	2,076,847	18,530	0.89%	2,094,839	10,776	0.51%	1,219,416	4,590	0.38%
Certificates of deposit	1,730,652	16,959	0.98%	1,465,679	8,926	0.61%	1,006,493	5,753	0.57%
FHLB advances	1,054,978	12,951	1.23%	1,153,208	5,717	0.50%	553,162	2,120	0.38%
Securities sold under repurchase agreements	39,907	880	2.21%	92,937	818	0.88%	2,443	18	0.74%
Long-term debt and other interest-bearing liabilities	207,734	10,755	5.18%	218,737	12,744	5.83%	222,577	14,700	6.60%
Total interest-bearing liabilities	8,154,062	85,000	1.04%	7,974,797	59,499	0.75%	5,070,811	42,621	0.84%
Noninterest-bearing deposits	1,182,667			1,225,656			875,227
Noninterest-bearing liabilities	188,625			228,421			60,586
Total liabilities	9,525,354			9,428,874			6,006,624
Total stockholders’ equity	1,008,995			906,831			612,393
Total liabilities and stockholders’ equity	$10,534,349			$10,335,705			$6,619,017
Net interest income/spread		$311,242	2.92%		$325,473	3.15%		$223,717	3.35%
Net interest margin (4)			3.11%			3.30%			3.52%

(1)
Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net accretion (amortization) of deferred loan fees and costs of $1.3 million, $1 thousand and $(512) thousand and accretion of discount on purchased loans of $4.8 million, $36.8 million and $30.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, are included in the interest income.

(2)	Includes average balance of FHLB and Federal Reserve Bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of BOLI of $103.6 million, $101.2 million and $51.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2017 vs. 2016			Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Total loans and leases	$(10,912)	$2,039	$(8,873)	$65,294	$(9,854)	$55,440
Securities	7,452	12,763	20,215	56,486	2,778	59,264
Other interest-earning assets	2,560	(2,632)	(72)	2,002	1,928	3,930
Total interest-earning assets	(900)	12,170	11,270	123,782	(5,148)	118,634
Interest-bearing liabilities:
Savings	1,048	1,921	2,969	155	173	328
Interest-bearing checking	(203)	1,641	1,438	5,801	(1,051)	4,750
Money market	(93)	7,847	7,754	4,190	1,996	6,186
Certificates of deposit	1,844	6,189	8,033	2,750	423	3,173
FHLB advances	(529)	7,763	7,234	2,786	811	3,597
Securities sold under repurchase agreements	(661)	723	62	796	4	800
Long-term debt and other interest-bearing liabilities	(618)	(1,371)	(1,989)	(252)	(1,704)	(1,956)
Total interest-bearing liabilities	788	24,713	25,501	16,226	652	16,878
Net interest income	$(1,688)	$(12,543)	$(14,231)	$107,556	$(5,800)	$101,756
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net interest income was $311.2 million for the year ended December 31, 2017, a decrease of $14.2 million, or 4.4 percent, from $325.5 million for the year ended December 31, 2016. The decrease in net interest income was due to an increase in interest expense, primarily due to an increase in the average rate paid, on interest-bearing liabilities and a decrease in interest income earned on total loans and leases, primarily due to a decrease in the average balance of loans and leases, partially offset by higher interest income from securities.
Interest income on total loans and leases was $288.1 million for the year ended December 31, 2017, a decrease of $8.9 million, or 3.0 percent, from $297.0 million for the year ended December 31, 2016. The decrease in interest income on total loans and leases was due to a $249.8 million decrease in average total loans and leases, partially offset by a 3 bps increase in average yield. Ending balance of total loans and leases increased during the year ended December 31, 2017; however, the average balance decreased as the ending balance increased, which was mainly driven by a larger increase during the three months ended December 31, 2017. During the nine months ended September 30, 2017, total loans and leases decreased by $403.4 million to $6.34 billion due mainly to the sale of the Banc Home Loans division during the three months ended March 31, 2017 and the sale of seasoned SFR mortgage loan pools during the three months ended September 30, 2017. During the three months ended December 31, 2017, total loans and leases increased by $429.2 million to $6.77 billion due mainly to higher loan production in commercial loans. Year-over-year, total loans and leases increased by $25.8 million, or 0.4 percent, to $6.77 billion at December 31, 2017 from $6.74 billion at December 31, 2016. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by a decrease in seasoned SFR mortgage loan pools where discounts on these pools generated additional interest income. Such discount accretion totaled $4.8 million and $36.8 million for the years ended December 31, 2017 and 2016, respectively.

Interest income on securities was $99.7 million for the year ended December 31, 2017, an increase of $20.2 million, or 25.4 percent, from $79.5 million for the year ended December 31, 2016. The increase in interest income on securities was due to a $243.1 million increase in average balance and a 45 bps increase in average yield. Ending balance of total investment securities decreased during the year ended December 31, 2017; however, the average balance increased as the increase in prior year's ending balance was proportionally larger than the decrease in 2017. During the year ended December 31, 2017, the Company decreased investment securities to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling certain longer-duration and fixed rate mortgage-backed securities and corporate debt securities. Total investment securities decreased by $690.3 million to $2.58 billion, or 21.1 percent, during the year ended December 31, 2017, while it increased by $1.47 billion, or 81.9 percent, to $3.27 billion during the year ended December 31, 2016. The increase in average yield was mainly due to higher yields on newly purchased investment securities and to an increase in yields on certain floating rate investment securities during the year ended December 31, 2017 as overall market rates increased.
Dividends and interest income on other interest-earning assets was $8.4 million for the year ended December 31, 2017, a decrease of $72 thousand, or 0.9 percent, from $8.4 million for the year ended December 31, 2016. The decrease in dividends and interest income on other interest-earning assets was due to a 60 bps decrease in average yield, partially offset by a $136.0 million increase in average balance. The decrease in average yield was mainly due to a $3.4 million decrease in dividend income on FHLB and other bank stocks, and partially offset by an increase in yield on interest-earning cash during the year ended December 31, 2017 as the federal fund rates increased. Ending balance of other interest-earning assets decreased during the year ended December 31, 2017; however, the average balance increased as the increase in prior year's ending balance was proportionally larger than the decrease in 2017. Total interest-earning cash decreased $55.2 million, or 13.0 percent, to $367.6 million during the year ended December 31, 2017, while it increased by $281.7 million to $422.7 million, or 199.7 percent, during the year ended December 31, 2016.
Interest expense on interest-bearing deposits was $60.4 million for the year ended December 31, 2017, an increase of $20.2 million, or 50.2 percent, from $40.2 million for the year ended December 31, 2016. The increase in interest expense on interest-bearing deposits was due to a $341.5 million increase in average balance and a 26 bps increase in average cost. Ending balance of total interest-bearing deposits decreased during the year ended December 31, 2017; however, the average balance increased as the increase in prior year's ending balance was proportionally larger than the decrease in 2017. Total interest-bearing deposits decreased by $1.64 billion, or 20.8 percent, to $6.22 billion during the year ended December 31, 2017, while it increased by $2.68 billion, or 51.7 percent, to $7.86 billion during the year ended December 31, 2016. The increase in average cost was mainly due to the overall higher interest rates on new deposit accounts and variable rate accounts as overall market rates increased.
Interest expense on FHLB advances was $13.0 million for the year ended December 31, 2017, an increase of $7.2 million, or 126.5 percent, from $5.7 million for the year ended December 31, 2016. The increase in interest expense on FHLB advances was due to a 73 bps increase in average cost, partially offset by a $98.2 million decrease in average balance. The increase in average cost was due mainly to the rising interest rate environment. The decrease in average balance was due mainly to an increase in average balance of deposits.
Interest expense on long-term debt and other interest-bearing liabilities was $10.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 15.6 percent, from $12.7 million for the year ended December 31, 2016. The decrease was mainly due to the maturity of the Company's 5.25 percent junior subordinated amortizing notes due May 15, 2017 during the year ended December 31, 2017 and the redemption of the Company's 7.50 percent senior notes due April 15, 2020 during the year ended December 31, 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net interest income was $325.5 million for the year ended December 31, 2016, an increase of $101.8 million, or 45.5 percent, from $223.7 million for the year ended December 31, 2015. The increase in net interest income was due to a higher interest income from interest-earning assets, partially offset by a higher interest expense on interest-bearing liabilities.
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

Interest income on securities was $79.5 million for the year ended December 31, 2016, an increase of $59.3 million, or 292.5 percent, from $20.3 million for the year ended December 31, 2015. The increase in interest income on securities was due to a $1.93 billion increase in average balance and a 32 bps increase in average yield. The increases were mainly due to purchases of $5.77 billion of investment securities available-for-sale to reduce excess liquidity from the common and preferred stock offerings and deposit increase, partially offset by principal payments, paydowns, calls and sales of $4.21 billion during the year ended December 31, 2016. The increase in average yield was mainly due to higher yields on newly purchased investment securities and to an increase in yields on certain floating rate investment securities during the fourth quarter of 2016 as overall market rates increased.
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
Interest expense on interest-bearing deposits was $40.2 million for the year ended December 31, 2016, an increase of $14.4 million, or 56.0 percent, from $25.8 million for the year ended December 31, 2015. The increase in interest expense on interest-bearing deposits was the result of a $2.22 billion increase in average balance and a 2 bps increase in average cost. The increase in average balance was mainly due to strong retail deposit growth, as well as an increase in the average balance per account as the Company continues to build stronger relationship with its clients. The Company also utilized brokered deposits to provide sufficient liquidity for the Company. The increase in average cost was mainly due to the overall higher interest rates on new deposit accounts and higher utilization of brokered deposits.
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
Interest expense on securities sold under repurchase agreements was $818 thousand for the year ended December 31, 2016, an increase of $800 thousand, or 4,444.4 percent, from $18 thousand for the year ended December 31, 2015. The Company utilized an increased amount of the repurchase agreements in order to diversify its funding sources.
Interest expense on long-term debt and other interest-bearing liabilities was $12.7 million for the year ended December 31, 2016, a decrease of $2.0 million, or 13.3 percent, from $14.7 million for the year ended December 31, 2015. The decrease was mainly due to the redemption of the Company's 7.50 percent senior notes due April 15, 2020 during the year ended December 31, 2016.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect incurred credit losses in the loan and lease portfolio. The Company recorded $13.7 million, $5.3 million and $7.5 million, respectively, for the years ended December 31, 2017, 2016 and 2015 to its provision for loan and lease losses. The increase in provision for loan and lease losses for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly due to methodology enhancements implemented throughout the year ended December 31, 2017, such as an extension of the look-back period, refined measurement of qualitative adjustments, reduced loan segmentation, and an annual update of the loss emergence period, as well as the growth in the loan and lease portfolio. The decrease in provision for loan and lease losses for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was mainly due to the improved asset quality, which resulted in low net charge-offs and declining quantitative loss rates and qualitative factors in line with the current economic and business environment.
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Customer service fees	$6,492	$5,147	$4,057
Loan servicing income	1,025	633	1,406
Income from bank owned life insurance	2,339	2,341	1,076
Net gain on sale of securities available-for-sale	14,768	29,405	3,258
Net gain on sale of loans	11,942	35,895	37,211
Advisory service fees	—	1,507	9,868
Loan brokerage income	1,061	4,251	2,825
Gain on sale of building	—	—	9,919
Gain on sale of subsidiary	—	3,694	—
Gain on sale of business unit	—	2,629	—
Other income	7,043	13,128	6,128
Total noninterest income	$44,670	$98,630	$75,748
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Noninterest income was $44.7 million for the year ended December 31, 2017, a decrease of $54.0 million, or 54.7 percent, from $98.6 million for the year ended December 31, 2016. The decrease was mainly due to decreases in net gain on sale of securities available-for-sale and loans, advisory fees, loan brokerage income, and other income, as well as gains on sales of subsidiary and business units during the year ended December 31, 2016, partially offset by increases in customer service fees and loan servicing income.
Customer service fees were $6.5 million for the year ended December 31, 2017, an increase of $1.3 million, or 26.1 percent, from $5.1 million for the year ended December 31, 2016. The increase was due mainly to the higher average number of customer deposit accounts as a result of the increase in the average balance of deposits.
Loan servicing income was $1.0 million for the year ended December 31, 2017, an increase of $392 thousand, or 61.9 percent, from $633 thousand for the year ended December 31, 2016. Including loan servicing income from discontinued operations, total loan servicing income was $2.6 million and $5.4 million, respectively, for the years ended December 31, 2017 and 2016. The decrease was mainly due to a decrease in servicing fees from the decreased volume of loans sold with servicing retained, partially offset by a decrease in losses on the fair value of mortgage servicing rights. Losses on the fair value and runoff of servicing assets of $17.1 million and $17.7 million for the years ended December 31, 2017 and 2016, respectively, were due to generally lower interest rates. Servicing fees were $19.6 million and $23.1 million for the years ended December 31, 2017 and 2016, respectively, and unpaid principal balances of loans sold with servicing retained were $3.94 billion and $7.58 billion at December 31, 2017 and 2016, respectively.
Net gain on the sale of securities available-for-sale was $14.8 million for the year ended December 31, 2017, a decrease of $14.6 million, or 49.8 percent, from $29.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, the Company further repositioned its securities available-for-sale portfolio to reduce duration by selling corporate debt securities. The Company sold investment securities of $972.2 million and $4.07 billion during the years ended December 31, 2017 and 2016, respectively.
Net gain on the sale of loans was $11.9 million for the year ended December 31, 2017, a decrease of $24.0 million, or 66.7 percent, from $35.9 million for the year ended December 31, 2016. During the year ended December 31, 2017, the Company sold SFR mortgage loans of $675.7 million with a gain of $2.7 million, seasoned SFR mortgage loan pools of $144.2 million with a gain of $5.1 million, SBA loans of $39.2 million with a gain of $3.6 million, and other commercial loans of $14.6 million with a gain of $413 thousand. During the year ended December 31, 2016, the Company sold SFR mortgage loans of $585.9 million with a gain of $5.8 million, seasoned SFR mortgage loan pools of $707.4 million with a gain of $24.7 million, SBA loans of $42.1 million with a gain of $3.4 million, and other commercial loans of $115.4 million with a gain of $1.9 million.
The Company did not recognize any advisory service fees in 2017 due to the sale of The Palisades Group on May 5, 2016. The Company does not expect to have advisory service fee income in future periods.

Loan brokerage income was $1.1 million for the year ended December 31, 2017, a decrease of $3.2 million, or 75.0 percent, from $4.3 million for the year ended December 31, 2016. The decrease was mainly due to a decrease in the volume of brokered loans.
Gain on sale of subsidiary of $3.7 million was recognized for the year ended December 31, 2016, with no similar activity in 2017. The Company sold all of its membership interests in The Palisades Group, which represented the Company's Financial Advisory Segment.
Gain on sale of business unit of $2.6 million was recognized for the year ended December 31, 2016, with no similar activity in 2017. The Company sold the Company's Commercial Banking segment's Commercial Equipment Finance business unit to Hanmi. As part of the transaction, the Company sold $242.0 million of equipment leases to Hanmi.
Other income was $7.0 million for the year ended December 31, 2017, a decrease of $6.1 million, or 46.4 percent, from $13.1 million for the year ended December 31, 2016. The decrease was mainly due to the gain recognized on the payment of the note issued to the Company by The Palisades Group as a part of the sale transaction, legal settlements and rental income from a newly purchased building during the year ended December 31, 2016, with no similar activity in 2017.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Noninterest income was $98.6 million for the year ended December 31, 2016, an increase of $22.9 million, or 30.2 percent, from $75.7 million for the year ended December 31, 2015. The increase was mainly due to increases in net gain on sale of securities available-for-sale and other income, and the gain on sale of subsidiary and business unit in 2016, partially offset by the gain on sale of building in 2015.
Customer service fees were $5.1 million for the year ended December 31, 2016, an increase of $1.1 million, or 26.9 percent, from $4.1 million for the year ended December 31, 2015. The increase was due mainly to the higher average number of customer deposit accounts as a result of the increase in deposits.
Loan servicing income was $633 thousand for the year ended December 31, 2016, a decrease of $773 thousand, or 55.0 percent, from $1.4 million for the year ended December 31, 2015. Including loan servicing income from discontinued operations, total loan servicing income was $5.4 million and $3.0 million, respectively, for the years ended December 31, 2016 and 2015. The increase was mainly due to an increase in servicing fees from the increased volume of loans sold with servicing retained, partially offset by an increase in losses on the fair value of mortgage servicing rights. Losses on the fair value and runoff of servicing assets of $17.7 million and $8.8 million for the years ended December 31, 2016 and 2015, respectively, were due to generally lower interest rates. Servicing fees were $23.1 million and $11.7 million for the years ended December 31, 2016 and 2015, respectively, and unpaid principal balances of loans sold with servicing retained were $7.58 billion and $4.77 billion at December 31, 2016 and 2015, respectively.
Net gain on sales of securities available-for-sale was $29.4 million for the year ended December 31, 2016, an increase of $26.1 million, or 802.5 percent, from $3.3 million for the year ended December 31, 2015. During the year ended December 31, 2016, the Company restructured its investment securities portfolio in order to reduce extension risk and residential real estate concentration, and to increase yield. The Company sold investment securities of $4.07 billion and $986.5 million during the years ended December 31, 2016 and 2015, respectively.
Net gain on the sale of loans was $35.9 million for the year ended December 31, 2016, a decrease of $1.3 million, or 3.5 percent, from $37.2 million for the year ended December 31, 2015. During the year ended December 31, 2016, the Company sold SFR mortgage loans of $585.9 million with a gain of $5.8 million, seasoned SFR mortgage loan pools of $707.4 million with a gain of $24.7 million, SBA loans of $42.1 million with a gain of $3.4 million, and other commercial loans of $115.4 million with a gain of $1.9 million. During the year ended December 31, 2015, the Company sold SFR mortgage loans of $829.0 million with a gain of $11.7 million, seasoned SFR mortgage loan pools of $198.6 million with a gain of $17.9 million, multifamily loans of $242.6 million with a gain of $4.6 million, SBA loans of $26.9 million with a gain of $2.3 million, and certain loans as part of the AUB branch sale transaction of $40.2 million with a gain of $644 thousand.
Advisory service fees were $1.5 million for the year ended December 31, 2016, a decrease of $8.4 million, or 84.7 percent, from $9.9 million for the year ended December 31, 2015. The decrease was due to the sale of The Palisades Group on May 5, 2016. The Company did not have any advisory service fee income in 2017 and does not expect to have any such income in future periods.
Loan brokerage income was $4.3 million for the year ended December 31, 2016, an increase of $1.4 million, or 50.5 percent, from $2.8 million for the year ended December 31, 2015. The increase was mainly due to an increase in the volume of brokered loans.
Gain on sale of building of $9.9 million was recognized for the year ended December 31, 2015. The Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California. The property had a book value of $42.3 million at the sale date.

Gain on sale of subsidiary of $3.7 million was recognized for the year ended December 31, 2016. The Company sold all of its membership interests in The Palisades Group, which represented the Company's Financial Advisory Segment.
Gain on sale of business unit of $2.6 million was recognized for the year ended December 31, 2016. The Company sold the Company's Commercial Banking segment's Commercial Equipment Finance business unit to Hanmi. As part of the transaction, the Company sold $242.0 million of equipment leases to Hanmi.
Other income was $13.1 million for the year ended December 31, 2016, an increase of $7.0 million, or 114.2 percent, from $6.1 million for the year ended December 31, 2015. The increase was mainly due to the gain recognized on the payment of the note issued to the Company by The Palisades Group as a part of the sale transaction, legal settlements and rental income from a newly purchased building during the year ended December 31, 2016, and a $918 thousand loss recognized from the fair value change on an interest rate swap during the year ended December 31, 2015.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Salaries and employee benefits	129,153	146,147	114,845
Occupancy and equipment	40,094	38,046	30,365
Professional fees	42,417	30,373	19,500
Outside service fees	5,840	6,989	4,448
Data processing	7,888	8,311	6,011
Advertising	5,313	6,894	3,467
Regulatory assessments	8,105	8,186	5,644
Provision (reversal) for loan repurchases	(1,812)	(3,352)	2,326
Amortization of intangible assets	3,928	4,851	5,836
Impairment on intangible assets	336	690	258
Restructuring expense	5,326	—	—
All other expense	30,894	24,570	17,599
Noninterest expense before loss on investments in alternative energy partnerships, net	277,482	271,705	210,299
Loss on investments in alternative energy partnerships, net	30,786	31,510	—
Total noninterest expense	$308,268	$303,215	$210,299
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Noninterest expense was $308.3 million for the year ended December 31, 2017, an increase of $5.1 million, or 1.7 percent, from $303.2 million for the year ended December 31, 2016. The increase was mainly due to increases in professional fees, occupancy and equipment, all other expenses, a decrease in reversal for loan repurchases, and the recognition of restructuring expense during the year ended December 31, 2017, partially offset by decreases in salaries and employee benefits, outside service fees, and advertising expense.
Total salaries and employee benefits was $129.2 million for the year ended December 31, 2017, a decrease of $17.0 million, or 11.6 percent, from $146.1 million for the year ended December 31, 2016. The decrease was mainly due to decreases in salaries and overtime, bonus accruals including a reversal during 2017 of an excess bonus accrual in 2016, and stock compensation expense, partially offset by increases in temporary staff and vacation accrual, a decrease in direct loan origination cost, and certain severance payments during the year ended December 31, 2017. At December 31, 2016, the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances, was determined to be a change in estimate.
Occupancy and equipment expenses were $40.1 million for the year ended December 31, 2017, an increase of $2.0 million, or 5.4 percent, from $38.0 million for the year ended December 31, 2016. The increase was mainly due to increased building and maintenance costs.
Professional fees were $42.4 million for the year ended December 31, 2017, an increase of $12.0 million, or 39.7 percent, from $30.4 million for the year ended December 31, 2016. The increase was mainly due to expenses related to the special committee investigation, pending SEC investigation, various other litigation and increased audit fees.

Outside service fees were $5.8 million for the year ended December 31, 2017, a decrease of $1.1 million, or 16.4 percent, from $7.0 million for the year ended December 31, 2016. The decrease was mainly due to a decrease in loan sub-servicing expenses resulting from sales of seasoned SFR mortgage loan pools, partially offset by an increase in recruiting expense.
Data processing expenses were $7.9 million for the year ended December 31, 2017, a decrease of $423 thousand, or 5.1 percent, from $8.3 million for the year ended December 31, 2016. The decrease was mainly due to a decreased volume of transactions from the lower deposit balances.
Advertising costs were $5.3 million for the year ended December 31, 2017, a decrease of $1.6 million, or 22.9 percent, from $6.9 million for the year ended December 31, 2016. The decrease was mainly due to a decrease in marketing and advertising expenses as part of the Company's effort to reduce overhead cost.
Regulatory assessments were $8.1 million for the year ended December 31, 2017, a decrease of $81 thousand, or 1.0 percent, from $8.2 million for the year ended December 31, 2016. The Company's year-over-year balance sheet change was immaterial.
Loss on investments in alternative energy partnerships of $30.8 million and $31.5 million, respectively, was recognized during the years ended December 31, 2017 and 2016. The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. The Company recognized federal tax credits of $38.2 million and $33.4 million, respectively, as well as income tax benefits relating to the recognition of its loss on investments in alternative energy partnerships during the year ended December 31, 2017 and 2016.
Reversal for loan repurchases was $1.8 million and $3.4 million for the years ended December 31, 2017 and 2016, respectively, which reflect subsequent changes in the reserve for loss on repurchased loans. The Company recorded initial provisions for loan repurchases of $1.6 million and $3.9 million related to new loan sales against net revenue on mortgage banking activities during the years ended December 31, 2017 and 2016, respectively. Total provision (reversal) for loan repurchases provided to reserve for loss on repurchased loans was $(190) thousand and $590 thousand for the years ended December 31, 2017 and 2016, respectively. The decrease in the initial provision was mainly due to a decrease in volume of loans sold and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $3.9 million for the year ended December 31, 2017, a decrease of $923 thousand, or 19.0 percent, from $4.9 million for the year ended December 31, 2016. The decrease was mainly due to impairment on the customer relationship intangible with no new intangible assets recognized during the year ended December 31, 2017.
Impairment of intangible assets of $336 thousand and $690 thousand was recognized for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm and a wholly owned subsidiary of the Bank that the Bank acquired in 2013.
The Company recognized restructuring expenses of $5.3 million during the year ended December 31, 2017. In connection with the sale of the Banc Home Loans division and additional cost reduction initiatives, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency.
Other expenses were $30.9 million for the year ended December 31, 2017, an increase of $6.3 million, or 25.7 percent, from $24.6 million for the year ended December 31, 2016. The increase was mainly due to a legal settlement accrual of $5.7 million and a loss from the equity method accounting on CRA investments of $3.8 million during the year ended December 31, 2017, and increases in aggregate director fees due to the increase in the number of outside directors as part of the Company's corporate governance enhancements, loan related expense, reserve for unfunded loan commitments due to the increased loan volume and impairments on previously capitalized software projects, partially offset by $2.7 million in expense for the redemption of the Company's 7.50 percent senior notes due April 15, 2020 during the year ended December 31, 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Noninterest expense was $303.2 million for the year ended December 31, 2016, an increase of $92.9 million, or 44.2 percent, from $210.3 million for the year ended December 31, 2015. The increase was mainly due to the expansion of our business footprint in 2016.

Salaries and employee benefits were $146.1 million for the year ended December 31, 2016, an increase of $31.3 million, or 27.3 percent, from $114.8 million for the year ended December 31, 2015. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees, and increases in direct loan origination cost and stock-based compensation expense.
Occupancy and equipment expenses were $38.0 million for the year ended December 31, 2016, an increase of $7.7 million, or 25.3 percent, from $30.4 million for the year ended December 31, 2015. The increase was mainly due to increased building and maintenance costs associated with additional facilities resulting from the new building purchased in 2015.
Professional fees were $30.4 million for the year ended December 31, 2016, an increase of $10.9 million, or 55.8 percent, from $19.5 million for the year ended December 31, 2015. The increase was mainly due to increased external and internal audit fees and additional legal fees associated with the Special Committee investigation during the three months ended December 31, 2016.
Outside service fees were $7.0 million for the year ended December 31, 2016, an increase of $2.5 million, or 57.1 percent, from $4.4 million for the year ended December 31, 2015. The increase was mainly due to higher subservicing expenses resulting from increased balances in the SFR mortgage loans sold with servicing retained as well as higher recruiting expenses.
Data processing expenses were $8.3 million for the year ended December 31, 2016, an increase of $2.3 million, or 38.3 percent, from $6.0 million for the year ended December 31, 2015. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $6.9 million for the year ended December 31, 2016, an increase of $3.4 million, or 98.8 percent, from $3.5 million for the year ended December 31, 2015. The increase was mainly due to the Company's higher overall marketing cost associated with the expansion of its business footprint in 2016.
Regulatory assessments were $8.2 million for the year ended December 31, 2016, an increase of $2.5 million, or 45.0 percent, from $5.6 million for the year ended December 31, 2015. The increase was due to year-over-year balance sheet growth.
Loss on investments in alternative energy partnerships of $31.5 million was recognized during the year ended December 31, 2016, with no similar transaction during the year ended December 31, 2015. The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. The Company recognized federal tax credits of $33.4 million as well as income tax benefits relating to the recognition of its loss on investments in alternative energy partnerships during the year ended December 31, 2016.
Provision (reversal) for loan repurchases was $(3.4) million and $2.3 million for the years ended December 31, 2016 and 2015, respectively, which reflect subsequent changes in the reserve for loss on repurchased loans. The Company recorded initial provisions for loan repurchases of $3.9 million and $2.0 million related to new loan sales against net revenue on mortgage banking activities in discontinued operations during the years ended December 31, 2016 and 2015, respectively. Total provision for loan repurchases provided to reserve for loss on repurchased loans was $590 thousand and $4.4 million for the years ended December 31, 2016 and 2015, respectively. The increase in the initial provision was mainly due to increased volume of mortgage loan originations and sales and the decrease in provision for loan repurchases in noninterest expense was mainly due to a global settlement agreement the Company entered into with a large counterparty for loans previously sold.
Amortization of intangible assets was $4.9 million for the year ended December 31, 2016, a decrease of $985 thousand, or 16.9 percent, from $5.8 million for the year ended December 31, 2015. The decrease was mainly due to an impairment on trade name intangible without additional new intangible assets during the year ended December 31, 2016.
Impairment of intangible assets of $690 thousand and $258 thousand was recognized for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which is the Bank's wholly owned subsidiary. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on noninterest-bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB.
Other expenses were $24.6 million for the year ended December 31, 2016, an increase of $7.0 million, or 39.6 percent, from $17.6 million for the year ended December 31, 2015. The increase was mainly due to $2.7 million in expense for the redemption of the Company's 7.50 percent senior notes due April 15, 2020 in 2016 and increases in loan related expenses, business travel, impairment losses on previously capitalized software projects and administrative expenses during the year ended December 31, 2016.

Income Tax Expense
For the years ended December 31, 2017, 2016 and 2015, income tax (benefit) expense of continuing operations was $(26.6) million, $13.7 million and $28.0 million, respectively, and the effective tax rate was (98.8) percent, 13.7 percent and 40.6 percent, respectively.
The Company’s effective tax rate for the year ended December 31, 2017 was lower than the effective rate for the year ended December 31, 2016 due to recognition of an income tax benefit of $2.1 million from remeasurement of the Company’s deferred tax assets and liabilities as of result of the enactment of H.R. 1, originally known as the "Tax Cuts and Jobs Act," an income tax benefit of $2.2 million for excess tax benefits from stock compensation, and tax credits on investments in alternative energy partnerships of $38.2 million, partially offset by tax expense from tax basis reduction of $6.7 million related to investments in alternative energy partnerships for the year ended December 31, 2017.
The Company’s effective tax rate for the year ended December 31, 2016 was lower than the effective tax rate for the year ended December 31, 2015 due to the tax credits on investments in alternative energy partnerships of $33.4 million, partially offset by tax expense from tax basis reduction of $5.8 million related to investments in alternative energy partnerships for the year ended December 31, 2016. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnership. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
On December 22, 2017, H.R. 1 was enacted into law. The legislation provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (IRC), that impact corporate taxation requirements, such as the reduction of the federal income tax rate for corporations from 35 percent to 21 percent and changes or limitations to certain tax deductions. The Company remeasured its deferred tax assets and liabilities based on the reduced federal corporate income tax rate of 21 percent. This remeasurement resulted in an income tax benefit of $2.1 million, which is included as a component of income tax expense from continuing operations.
The Company adopted ASU 2016-09 during the three months ended March 31, 2017. As a result of the adoption, the Company recorded $2.2 million of income tax benefits for the year ended December 31, 2017 related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may increase the volatility in the Company’s effective tax rates.
For additional information, see Note 13 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations
During the year ended December 31, 2017, the Company completed the sale of the Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with ASC 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and its operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional government SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements, as they will continue to be part of the Company’s ongoing operations. The Banc Home Loans division originated conforming SFR mortgage loans and sold those loans in the secondary market. The amount of net revenue on mortgage banking activities was a function of mortgage loans originated for sale and the fair value adjustments of these loans and related derivatives. Net revenue on mortgage banking activities included mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of MSRs. For additional information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net income from discontinued operations was $4.2 million for the year ended December 31, 2017, a decrease of $24.4 million, or 85.2 percent, from $28.7 million for the year ended December 31, 2016. Diluted earnings from discontinued operations per total common share were $0.08 and $0.60 for the years ended December 31, 2017 and 2016.
Interest income from discontinued operations was $7.1 million for the year ended December 31, 2017, a decrease of $8.1 million, or 53.4 percent, from $15.1 million for the year ended December 31, 2016. The decrease was mainly due to a decrease in average balance of loans held-for-sale of discontinued operations.
Noninterest income from discontinued operations was $60.1 million for the year ended December 31, 2017, a decrease of $113.1 million, or 65.3 percent, from $173.3 million for the year ended December 31, 2016. The decrease was mainly due to decreases in loan servicing income and net revenue on mortgage banking activities, partially offset by a net gain on disposal of discontinued operations of $13.8 million for the year ended December 31, 2017. The decreases in loan servicing income and net revenue on mortgage banking activities were mainly due to the discontinued operations of mortgage banking activities. The Company originated conforming SFR mortgage loans of $1.53 billion and $5.14 billion, respectively, and sold $1.88 billion and $5.13 billion, respectively, in the secondary market during the years ended December 31, 2017 and 2016.
Noninterest expense from discontinued operations was $60.0 million for the year ended December 31, 2017, a decrease of $79.5 million, or 57.0 percent, from $139.5 million for the year ended December 31, 2016. The decrease was mainly due to the discontinued operations of mortgage banking activities, partially offset by a restructuring expense of $3.8 million for the year ended December 31, 2017. In connection with the sale of Banc Home Loans division, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net income from discontinued operations was $28.7 million for the year ended December 31, 2016, an increase of $7.7 million, or 36.9 percent, from $21.0 million for the year ended December 31, 2015. Diluted earnings from discontinued operations per total common share were $0.60 and $0.56 for the years ended December 31, 2016 and 2015.
Interest income from discontinued operations was $15.1 million for the year ended December 31, 2016, an increase of $2.6 million, or 20.7 percent, from $12.5 million for the year ended December 31, 2015. The increase was mainly due to an increase in average balance of loans held-for-sale of discontinued operations.
Noninterest income from discontinued operations was $173.3 million for the year ended December 31, 2016, an increase of $28.8 million, or 19.9 percent, from $144.5 million for the year ended December 31, 2015. The increase was mainly due to increases in loan servicing income and net revenue on mortgage banking activities. The increase in loan servicing income was mainly due to an increase in servicing fees from the increased volume of loans sold with servicing retained, partially offset by an increase in losses on the fair value of mortgage servicing rights. The increase in net revenue on mortgage banking activities was mainly due to increased originations and sales of conforming SFR mortgage loans. The Company originated conforming SFR mortgage loans of $5.14 billion and $4.39 billion, respectively, and sold $5.13 billion and $4.30 billion, respectively, in the secondary market during the years ended December 31, 2016 and 2015.
Noninterest expense from discontinued operations was $139.5 million for the year ended December 31, 2016, an increase of $17.6 million, or 14.4 percent, from $121.9 million for the year ended December 31, 2015. The increase was mainly due to increases in salaries and employee benefits, professional fees, outside service fees, data processing and advertising. These increases were mainly due to the expansion of the Company's mortgage banking activities during the year ended December 31, 2016.

Financial Condition
Investment Securities
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB advances, Federal Reserve Discount Window capacity, repurchase agreements and for certain public deposits.
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$305,918	$2,949	$(1,781)	$307,086
Collateralized loan obligations	338,226	1,461	(61)	339,626
Corporate debt securities	240,090	13,032	(91)	253,031
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$1,221
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	830,682	9	(23,418)	807,273
Non-agency residential mortgage-backed securities	121,397	18	(4,238)	117,177
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Corporate debt securities	48,574	482	(108)	48,948
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
December 31, 2015
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$306,645	$41	$(4,191)	$302,495
Collateralized loan obligations	416,284	—	(5,077)	411,207
Corporate debt securities	239,274	255	(20,946)	218,583
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Securities available-for-sale:
SBA loan pool securities	$1,485	$19	$—	$1,504
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	697,152	134	(4,582)	692,704
Non-agency residential mortgage-backed securities	1,755	14	(1)	1,768
Collateralized loan obligations	111,719	31	(282)	111,468
Corporate debt securities	26,657	—	(505)	26,152
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596

The Company did not have securities held-to-maturity at December 31, 2017. During the year ended December 31, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its held-to-maturity securities to available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million at the time of the transfer, June 30, 2017. Due to the transfer, the Company’s ability to assert that it has both the intent and ability to hold debt securities to maturity will be limited for the foreseeable future.
Securities available-for-sale were $2.58 billion at December 31, 2017, an increase of $194.0 million, or 8.1 percent, from $2.38 billion at December 31, 2016. The increase was mainly due to purchases of $962.4 million and transfers from securities held-to-maturity of $740.9 million, partially offset by sales of $972.2 million, principal payments of $43.9 million, and calls and pay-offs of $519.0 million during the year ended December 31, 2017. Securities available-for-sale had a net unrealized gain of $8.1 million at December 31, 2017 and a net unrealized loss of $15.5 million at December 31, 2016, respectively. The Company continued to reposition its securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling certain longer-duration and fixed rate mortgage-backed securities and corporate debt securities.
CLOs totaled $1.69 billion and $1.73 billion, respectively, on an amortized cost basis at December 31, 2017 and 2016. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches.
The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At December 31, 2017, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the years ended December 31, 2017 or 2016. The Company monitors its securities portfolio to ensure it has adequate credit support. As of December 31, 2017, the Company believed there was no OTTI and did not have the intent to sell these securities and, for securities with fair value below amortized cost at December 31, 2017. The Company considers the lowest credit rating for identification of potential OTTI. As of December 31, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of December 31, 2017:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$—	—%	$—	—%	$—	—%	$1,056	2.71%	$1,056	2.71%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	401	1.46%	5,373	1.68%	—	—%	486,481	2.55%	492,255	2.54%
Non-agency residential mortgage-backed securities	310	4.25%	82	3.12%	—	—%	349	5.73%	741	4.82%
Non-agency commercial mortgage-backed securities	40,422	4.29%	—	—%	182,864	3.89%	81,886	3.81%	305,172	3.92%
Collateralized loan obligations	1,691,455	3.30%	—	—%	—	—%	—	—%	1,691,455	3.30%
Corporate debt securities	—	—%	—	—%	76,714	5.28%	—	—%	76,714	5.28%
Total securities available-for-sale	$1,732,588	3.32%	$5,455	1.70%	$259,578	4.30%	$569,772	2.73%	$2,567,393	3.28%

Loans Held-for-Sale
Total loans held-for-sale, including both continuing and discontinued operations, totaled $105.8 million at December 31, 2017, a decrease of $598.9 million, or 85.0 percent, from $704.7 million at December 31, 2016. Loans held-for-sale consisted of two components: loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
Loans held-for-sale carried at fair value are mainly conforming SFR mortgage loans originated, repurchased loans that were previously sold, as well as loans sold to GNMA that are subject to a repurchase option through the Company's mortgage banking activities. Loans held-for-sale carried at fair value, including both continuing and discontinued operations, were $105.3 million and $417.0 million, respectively, at December 31, 2017 and 2016. The decrease was mainly due to the discontinued operations of mortgage banking activities. The Company sold $1.90 billion, originated $1.54 billion and repurchased $31.9 million of loans held-for-sale at fair value during the year ended December 31, 2017. During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment, and determined that the sale of Mortgage Banking segment met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $38.7 million and $406.3 million, respectively, at December 31, 2017 and 2016.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans and SBA loans. Loans held-for-sale carried at the lower of cost or fair value, including both continuing and discontinued operations, were $466 thousand and $287.7 million, respectively, at December 31, 2017 and 2016. The $287.2 million, or 99.8 percent, decrease was due mainly to sales of $851.4 million, loans transferred to loans and leases receivable of $88.6 million, and paydowns and amortization of $29.4 million, partially offset by originations of $88.3 million and loans transferred from loans and leases receivable of $594.0 million.
During the three months ended June 30, 2017, the Company transferred seasoned SFR mortgage loans with an aggregate unpaid principal and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale as it no longer had the intent to hold them for the foreseeable future. The Company transferred these loans at lower of cost or fair value and recorded a charge-off of $1.8 million against its ALLL. During the three months ended September 30, 2017, all of the transferred seasoned SFR mortgage loans were sold and the Company recognized a gain on sale of loans of $4.7 million.

Loans and Leases Receivable
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Commercial and industrial	$1,701,951	25.5%	$1,522,960	25.2%	$876,999	16.9%	$490,900	12.4%	$287,771	11.8%
Commercial real estate	717,415	10.8%	729,959	12.1%	727,707	14.0%	999,857	25.3%	529,883	21.7%
Multifamily	1,816,141	27.3%	1,365,262	22.6%	904,300	17.5%	955,683	24.2%	141,580	5.8%
SBA	78,699	1.2%	73,840	1.2%	57,706	1.1%	36,155	0.9%	27,428	1.1%
Construction	182,960	2.7%	125,100	2.1%	55,289	1.1%	42,198	1.1%	24,933	1.0%
Lease financing	13	—%	379	0.1%	192,424	3.7%	85,749	2.2%	31,949	1.3%
Consumer:
Single family residential mortgage	2,055,649	30.9%	2,106,630	34.9%	2,255,584	43.5%	1,171,662	29.7%	1,286,541	52.6%
Other consumer	106,579	1.6%	110,622	1.8%	114,385	2.2%	166,918	4.2%	116,026	4.7%
Total loans and leases	6,659,407	100.0%	6,034,752	100.0%	5,184,394	100.0%	3,949,122	100.0%	2,446,111	100.0%
Allowance for loan and lease losses	(49,333)		(40,444)		(35,533)		(29,480)		(18,805)
Total loans and leases receivable, net	$6,610,074		$5,994,308		$5,148,861		$3,919,642		$2,427,306
Total loans and leases were $6.66 billion at December 31, 2017, an increase of $624.7 million, or 10.4 percent, from $6.03 billion at December 31, 2016. The increase was mainly due to increases in multifamily loans, commercial and industrial loans, construction loans, and SBA loans, partially offset by decreases in SFR mortgage loans, commercial real estate loans, other consumer loans, and lease financing. The increases in multifamily loans, commercial and industrial loans, and construction loans were mainly due to increased originations. The decrease in SFR mortgage loans was mainly due to loans transferred to loans held-for-sale of $450.6 million, partially offset by increased originations. See "Loan and Lease Originations, Purchases and Repayments" for the origination detail per loan and lease category.
The decreases in lease financing during the year ended December 31, 2017 and 2016 were mainly due to the sale of the Commercial Equipment Finance business unit in 2016 (see Note 2 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K).

The following table presents the contractual maturity and yield information with the weighted-average contractual yield of the loan and lease portfolio as of December 31, 2017:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Commercial:
Commercial and industrial	$812,852	5.11%	$484,970	4.67%	$349,728	4.64%	$54,401	4.34%	$1,701,951	4.86%
Commercial real estate	45,370	4.59%	166,076	4.53%	448,398	4.32%	57,571	4.55%	717,415	4.40%
Multifamily	22,162	4.66%	163,403	4.66%	168,836	3.63%	1,461,740	3.84%	1,816,141	3.90%
SBA	808	6.73%	3,736	6.70%	51,853	5.99%	22,302	5.24%	78,699	5.82%
Construction	121,440	6.38%	56,961	5.42%	—	—%	4,559	4.03%	182,960	6.02%
Lease financing	13	4.39%	—	—%	—	—%	—	—%	13	4.39%
Consumer:
Single family residential mortgage	51	3.51%	38,995	3.85%	43,777	4.14%	1,972,826	4.23%	2,055,649	4.22%
Other consumer	16,732	5.41%	13,717	4.89%	24,530	3.60%	51,600	4.89%	106,579	4.68%
Total	$1,019,428	5.24%	$927,858	4.66%	$1,087,122	4.37%	$3,624,999	4.09%	$6,659,407	4.39%

The following table presents the interest rate profile of the loan and lease portfolio due after one year at December 31, 2017:

	Due After One Year
($ in thousands)	Fixed Rate	Variable Rate	Total
Commercial:
Commercial and industrial	$269,690	$619,409	$889,099
Commercial real estate	342,295	329,750	672,045
Multifamily	69,150	1,724,829	1,793,979
SBA	13,841	64,050	77,891
Construction	23,493	38,027	61,520
Lease financing	—	—	—
Consumer:
Single family residential mortgage	346	2,055,252	2,055,598
Other consumer	5,561	84,286	89,847
Total	$724,376	$4,915,603	$5,639,979

Loan and Lease Originations, Purchases and Repayments
The following table presents loan and lease originations, purchases, sales, and repayment activities excluding the loans originated for sale, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Origination by rate type:
Variable rate:
Commercial and industrial	$396,298	$400,878	$180,728
Commercial real estate and multifamily	749,549	628,900	300,068
SBA	9,669	15,423	33,435
Construction	29,490	49,702	23,819
Single family residential mortgage	900,412	1,034,763	523,789
Other consumer	8,931	9,582	23,628
Total floating rate	2,094,349	2,139,248	1,085,467
Fixed rate:
Commercial and industrial	160,860	284,542	25,052
Commercial real estate and multi family	62,388	136,933	169,518
SBA	—	9,490	—
Construction	35,728	8,907	3
Lease financing	—	41,008	26,748
Other consumer	—	50	25
Total fixed rate	258,976	480,930	221,346
Total loans and leases originated	2,353,325	2,620,178	1,306,813
Purchases:
Single family residential mortgage	—	90,984	578,666
Lease financing	—	91,247	127,043
Total loans and leases purchased	—	182,231	705,709
Transferred to loans held-for-sale	(593,977)	(191,666)	(48,757)
Repayments:
Principal repayments	(10,194,770)	(7,944,255)	(3,777,566)
Sales	—	(970,587)	(444,578)
Increase in other items, net	9,060,077	7,154,457	3,493,651
Net increase	$624,655	$850,358	$1,235,272
The increases in changes from principal repayments and other items were mainly due to increased advances and repayments in commercial lines of credit and warehouse lines of credit during the years ended December 31, 2017 and 2016.

Seasoned SFR Mortgage Loan Pools
The Company did not have any outstanding seasoned SFR mortgage loan pools at December 31, 2017. At December 31, 2016, the total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $177.1 million and $155.2 million, respectively. At the time of purchase, the Company determined that certain of these loans reflected credit quality deterioration since origination and it was probable that all contractually required payments would not be collected (Purchased Credit Impaired Loans, or PCI loans). Total unpaid principal balance and carrying value of PCI loans included in these pools were $153.9 million and $133.2 million, respectively, at December 31, 2016.
During the year ended December 31, 2017, the Company transferred all of its seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale as it no longer had the intent to hold them for the foreseeable future. The Company transferred these loans at lower of cost or fair value and recorded a charge-off of $1.8 million against its ALLL at the time of transfer. This transfer included PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, and a related fair value adjustment of $274 thousand. All of these transferred loans were sold during the year ended December 31, 2017. On the date of sale settlement, the aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $766.0 million and $707.4 million, respectively, during the year ended December 31, 2016, and $232.4 million and $198.4 million, respectively, during the year ended December 31, 2015. From these sales, the Company recognized gain on sale of $24.7 million and $17.9 million, respectively, for the years ended December 31, 2016 and 2015.
The Company did not purchase any seasoned SFR mortgage loan pools during the year ended December 31, 2017. During the year ended December 31, 2016, the Company completed one seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at the acquisition date. The Company determined that all of the loans in this seasoned SFR mortgage loan acquisition reflected credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. During the year ended December 31, 2015, the Company completed seven seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $622.1 million and $578.7 million, respectively, at the respective acquisition dates. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflected credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of PCI loans in these transactions, at the respective acquisition dates, were $571.2 million and $529.2 million, respectively.

Non-Traditional Mortgage Portfolio
The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Loans, fixed or adjustable rate hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2017 and 2016, the NTM loans totaled $806.9 million, or 12.1 percent of total loans and leases, and $885.1 million, or 14.7 percent of total loans and leases, respectively. Total NTM portfolio decreased by $78.2 million, or 8.8 percent, during the period. The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2017			2016			2015			2014			2013
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	101	$82,197	10.2%	107	$87,469	9.9%	121	$105,131	13.4%	148	$123,177	35.1%	173	$147,705	47.7%
Interest only - first liens	468	717,484	88.9%	522	784,364	88.6%	521	664,358	84.4%	207	209,207	59.7%	244	139,867	45.2%
Negative amortization	11	3,674	0.5%	22	9,756	1.1%	30	11,602	1.5%	32	13,099	3.7%	37	16,623	5.4%
Total NTM - first liens	580	803,355	99.6%	651	881,589	99.6%	672	781,091	99.3%	387	345,483	98.5%	454	304,195	98.3%
Green Loans (HELOC) - second liens	12	3,578	0.4%	12	3,559	0.4%	16	4,704	0.6%	19	4,979	1.4%	23	5,289	1.7%
Interest only - second liens	—	—	—%	—	—	—%	1	113	0.1%	1	113	0.1%	1	113	—%
Total NTM - second liens	12	3,578	0.4%	12	3,559	0.4%	17	4,817	0.7%	20	5,092	1.5%	24	5,402	1.7%
Total NTM loans	592	$806,933	100.0%	663	$885,148	100.0%	689	$785,908	100.0%	407	$350,575	100.0%	478	$309,597	100.0%
Percentage to total loans and leases	12.1%			14.7%			15.2%			8.9%			12.7%
The initial credit guidelines for the NTM portfolio were established based on borrower Fair Isaac Corporation (FICO) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined the most significant performance indicators for NTMs to be LTV ratios and FICO scores. On a quarterly basis, the Company performs loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVMs) to confirm collateral values.

The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2017:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens (1)	—	$—	59	$38,828	42	$43,369	—	$—	101	$82,197
Interest only - first liens (2)	—	—	1	109	1	193	466	717,182	468	717,484
Negative amortization	—	—	—	—	—	—	11	3,674	11	3,674
Total NTM - first liens	—	—	60	38,937	43	43,562	477	720,856	580	803,355
Green Loans (HELOC) - second liens (1)	—	—	7	1,824	5	1,754	—	—	12	3,578
Interest only - second liens (2)	—	—	—	—	—	—	—	—	—	—
Total NTM - second liens	—	—	7	1,824	5	1,754	—	—	12	3,578
Total NTM loans	—	$—	67	$40,761	48	$45,316	477	$720,856	592	$806,933

(1)	Green Loans typically have a 15 year balloon maturity

(2)	Interest Only loans typically switch to an amortizing basis after 5, 7, or 10 years
At December 31, 2017, all negative amortization loans had outstanding balances less than their original principal balances.

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
At December 31, 2017, Green Loans totaled $85.8 million, a decrease of $5.3 million, or 5.8 percent from $91.0 million at December 31, 2016, primarily due to reductions in principal balance and payoffs. As of December 31, 2017 and 2016, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of December 31, 2017, Interest only loans decreased by $66.9 million, or 8.5 percent, to $717.5 million from $784.4 million at December 31, 2016, primarily due to paydowns and amortization of $154.7 million and loans transferred to held-for-sale of $110.6 million, partially offset by originations of $160.9 million and loans transferred from held-for-sale of $37.4 million. As of December 31, 2017 and 2016, $1.2 million and $467 thousand of the Interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
The Company discontinued origination of negative amortization loans in 2007. Negative amortization loans decreased by $6.1 million, or 62.3 percent, to $3.7 million as of December 31, 2017 from $9.8 million as of December 31, 2016. At December 31, 2017 and 2016, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

Non-Traditional Mortgage Loan Credit Risk Management
The Company performs detailed reviews of collateral values on loans collateralized by residential real property included in its NTM portfolio based on appraisals or estimates from third party AVMs to analyze property value trends periodically. AVMs are used to identify loans that have experienced potential collateral deterioration. Once a loan has been identified that may have experienced collateral deterioration, the Company will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV ratios. Additionally, FICO scores are obtained in conjunction with the collateral analysis. In addition to LTV ratios and FICO scores, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or credit metrics.
The Company’s risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. The Company also continuously monitors market conditions for our geographic lending areas. The Company has determined that the most significant performance indicators for NTM are LTV ratios and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10 percent or more and a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which may require an increase in the ALLL the Company needs to establish for potential losses. A report is prepared and regularly monitored.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. During the year ended December 31, 2017, the Company made no curtailment in available commitments on Green Loans.
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
For additional information regarding NTMs, see "Non-Traditional Mortgage Loans" under Note 5 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

Asset Quality
Past Due Loans and Leases
The following table presents a summary of total loans and leases that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Commercial:
Commercial and industrial	$3,731	$875	$5,007	$116	$287
Commercial real estate	—	—	—	2,237	5,748
Multifamily	—	—	223	1,280	602
SBA	3,578	549	711	960	108
Construction	—	1,529	—	—	—
Lease financing	—	—	3,046	1,091	363
Consumer:
Single family residential mortgage	21,171	31,309	71,239	52,259	60,786
Other consumer	3,607	10,956	11	392	319
Total	$32,087	$45,218	$80,237	$58,335	$68,213
The following table presents a summary of traditional loans and leases that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Commercial:
Commercial and industrial	$3,731	$875	$5,007	$116	$287
Commercial real estate	—	—	—	2,237	5,748
Multifamily	—	—	223	1,280	602
SBA	3,578	17	162	82	62
Construction	—	1,529	—	—	—
Lease financing	—	—	3,046	1,091	363
Consumer:
Single family residential mortgage	10,232	12,570	19,649	25,063	26,808
Other consumer	3,607	10,956	11	98	319
Total	$21,148	$25,947	$28,098	$29,967	$34,189
Traditional loans and leases that were past due at least 30 days but less than 90 days totaled $21.1 million at December 31, 2017, a decrease of $4.8 million, or 18.5 percent, from $25.9 million at December 31, 2016. The decrease was mainly due to decreases in construction, SFR mortgage and other consumer loans, partially offset by increases in commercial and industrial and SBA loans.
The decrease in SFR mortgage loan delinquencies in 2017 and 2016 was mainly due to sales of SFR mortgage loan pools during the years ended December 31, 2017 and 2016. The total amount that were past due at least 30 days but less than 90 days in seasoned SFR mortgage loan pools was $1.9 million, $12.2 million, $22.9 million and $28.1 million at December 31, 2016, 2015, 2014 and 2013, respectively. The Company did not have any outstanding seasoned SFR mortgage loan pools at December 31, 2017.

The following table presents a summary of NTM loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Green Loans (HELOC) - first liens	5,999	—	7,913	8,853	653
Interest only - first liens	4,940	4,193	3,935	1,580	1,723
Negative amortization	—	—	—	—	1,134
Total NTM - first liens	10,939	4,193	11,848	10,433	3,510
Green Loans (HELOC) - second liens	—	—	—	294	—
Total NTM - second liens	—	—	—	294	—
Total NTM loans	$10,939	$4,193	$11,848	$10,727	$3,510
There were 9 Green Loans that were past due at least 30 days but less than 90 days at December 31, 2017.
The following table presents a summary of PCI loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Commercial:
SBA	$—	$532	$549	$878	$46
Consumer:
Single family residential mortgage	—	14,546	39,742	16,763	30,468
Total	$—	$15,078	$40,291	$17,641	$30,514
The Company did not have any outstanding PCI loans at December 31, 2017.

Non-Performing Assets
The following table presents a summary of non-performing assets, excluding loans held-for-sale, as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Commercial:
Commercial and industrial	$3,723	$3,544	$4,383	$7,143	$33
Commercial real estate	—	—	1,552	1,017	3,868
Multifamily	—	—	642	1,834	1,972
SBA	1,781	619	422	285	10
Construction	—	—	—	—	—
Lease financing	—	109	598	100	—
Consumer:
Single family residential mortgage	9,347	10,287	37,318	27,753	25,514
Other consumer	4,531	383	214	249	251
Total non-accrual loans and leases	19,382	14,942	45,129	38,381	31,648
Loans past due over 90 days or more and still on accrual	—	—	—	—	—
Other real estate owned	1,796	2,502	1,097	423	—
Total non-performing assets	$21,178	$17,444	$46,226	$38,804	$31,648
Performing troubled debt restructured loans	$5,646	$4,827	$7,842	$6,346	$6,117
The increase in non-accrual other consumer loans in 2017 was mainly due to one loan, which was individually evaluated for impairment, with a carrying value of $4.4 million at December 31, 2017. The decrease in non-accrual loans in 2016 was mainly due to sales of non-accrual loans and leases and seasoned SFR mortgage loan pools during the year ended December 31, 2016.
With respect to loans that were on non-accrual status as of December 31, 2017, the gross interest income that would have been recorded during the year ended December 31, 2017 had such loans and leases been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2017 (or since origination, if held for part of the year ended December 31, 2017), was $746 thousand. The amount of interest income on such loans that was included in net income for the year ended December 31, 2017 was $70 thousand.
The following table presents a summary of non-performing NTM loans that are included in the above table as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Green Loans (HELOC) - first liens	$—	$—	$10,088	$12,334	$5,482
Interest only - first liens	1,171	467	4,615	2,049	752
Negative amortization	—	—	—	—	1,248
Total NTM - first liens	1,171	467	14,703	14,383	7,482
Green Loans (HELOC) - second liens	—	—		209	216
Total NTM - second liens	—	—	—	209	216
Total NTM loans	$1,171	$467	$14,703	$14,592	$7,698
The decrease in non-accrual NTM loans in 2016 was mainly due to sale of delinquent and non-accrual NTM loans during the year ended December 31, 2016.

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
At December 31, 2017 and 2016, the Company had 12 and 18 loans, respectively, with an aggregate balance of $8.3 million and $4.8 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At December 31, 2017, of the 12 loans classified as TDRs, 11 loans totaling $5.6 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status. At December 31, 2016, all of the 18 loans classified as TDRs were making payments according to their modified terms and were less than 90-days delinquent under the modified terms.
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
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allocation allowances for loan and lease losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allocation allowance for losses equal to 100 percent of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its specific allocation allowances is subject to review by the OCC, which may order the establishment of additional general or specific loss allocation allowances.
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for the Bank's classification of assets, the Bank regularly reviews the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2017, the Company had classified assets (including OREO) totaling $54.8 million. The total amount classified represented 0.53 percent of the Company’s total assets at December 31, 2017.
When accrual of income on a pool of PCI loans with common risk characteristics is appropriate in accordance with ASC 310-30, individual loans in those pools are not risk-rated. The credit criteria evaluated are LTV ratios, delinquency, and actual cash flows versus expected cash flows of the loan pools. The Company had no pools of PCI loans at December 31, 2017.

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan and lease portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, the Company uses adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined that it was appropriate to change from a rolling 28-quarter look-back period to a cumulative look-back period with a pegged (fixed) starting point (the quarter ended March 31, 2008). The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle. Accordingly, as of December 31, 2017, the Company's look-back period was extended to 39-quarters. The Company further enhanced the methodology in the areas of qualitative adjustments and loan segmentation during the second quarter of 2017, and performed an annual update of the loss emergence period during the third quarter of 2017. These updates were designed to be systematic, transparent, and repeatable. The annual update of the loss emergence period resulted in an increase of $1.9 million in the ALLL at September 30, 2017. The updates on qualitative adjustments and loan segmentation did not have a material impact.
The Company had acquired PCI loans through business combinations and purchases of seasoned SFR mortgage loan pools. The Company recognized a provision for loan and lease losses when there is further credit deterioration in these loans resulting in a decrease in the cash flows expected to be collected. On a quarterly basis, the Company re-forecasted its expected cash flows for the PCI loans. The ALLL for PCI loans reflects a decrease in expected cash flows compared to those previously estimated. At December 31, 2017, the Company did not have any outstanding PCI loans. The impairment reserve for PCI loans at December 31, 2016 was $104 thousand.
At December 31, 2017, total ALLL was $49.3 million or 0.74 percent of total loans and leases, as compared to $40.4 million, or 0.67 percent of total loans and leases at December 31, 2016. The increase in ALLL for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly due to methodology enhancements implemented throughout the year ended December 31, 2017, such as extension of look-back period, enhancements of qualitative adjustments and loan segmentation, and annual update of the loss emergence period. The ALLL for loans and leases collectively evaluated for impairment at December 31, 2017 was $48.1 million, which represented 0.73 percent of the attributable loans and leases, as compared to $40.1 million, or 0.68 percent of attributable loans and leases at December 31, 2016. The ALLL for loans individually evaluated for impairment was $1.2 million at December 31, 2017 compared to $243 thousand at December 31, 2016. The Company held no unallocated ALLL at December 31, 2017 and 2016. The Company provided $13.7 million to its provision for loan and lease losses during the year ended December 31, 2017, related primarily to new commercial and industrial and multifamily loan production.

The following table presents information regarding activity in the ALLL for the periods indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Loans past due over 90 days or more still on accrual	$—	$—	$—	$—	$—
Non-accrual loans and leases	19,382	14,942	45,129	38,381	31,648
Total non-performing loans and leases	19,382	14,942	45,129	38,381	31,648
Other real estate owned	1,796	2,502	1,097	423	—
Total non-performing assets	$21,178	$17,444	$46,226	$38,804	$31,648
Allowance for loan and lease losses
Balance at beginning of year	$40,444	$35,533	$29,480	$18,805	$14,448
Charge-offs	(5,581)	(2,618)	(1,942)	(923)	(3,013)
Recoveries	771	2,258	526	1,235	850
Transfer of loans to held-for-sale	—	—	—	(613)	(1,443)
Provision for loan and lease losses	13,699	5,271	7,469	10,976	7,963
Balance at end of year	$49,333	$40,444	$35,533	$29,480	$18,805
Non-performing loans and leases to total loans and leases	0.29%	0.25%	0.87%	0.97%	1.29%
Non-performing assets to total assets	0.21%	0.16%	0.56%	0.65%	0.87%
Non-performing loans and leases to ALLL	39.29%	36.94%	127.01%	130.19%	168.30%
ALLL to non-performing loans and leases	254.53%	270.67%	78.74%	76.81%	59.42%
ALLL to total loans and leases	0.74%	0.67%	0.69%	0.75%	0.77%
Net charge-offs to average total loans and leases	0.07%	0.01%	0.03%	(0.01)%	0.09%
The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Loan breakdown by origination type:
Originated loans and leases	$5,988,101	$4,943,549	$3,148,182	$1,921,527	$1,184,899
Acquired loans not impaired at acquisition	671,306	927,422	1,128,503	1,416,118	472,159
Non-impaired seasoned SFR mortgage loan pools	—	21,955	194,978	364,580	449,767
Acquired with deteriorated credit quality	—	141,826	712,731	246,897	339,286
Total loans and leases	$6,659,407	$6,034,752	$5,184,394	$3,949,122	$2,446,111
ALLL breakdown by origination type:
Originated loans and leases	48,110	38,531	33,082	26,551	17,199
Acquired loans not impaired at acquisition	$1,223	$1,703	$2,245	$2,906	$1,410
Non-impaired seasoned SFR mortgage loan pools	—	106	—	—	—
Acquired with deteriorated credit quality	—	104	206	23	196
Total ALLL	$49,333	$40,444	$35,533	$29,480	$18,805
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$14,943	$17,820	$21,366	$17,866	$8,354
Non-impaired seasoned SFR mortgage loan pools	—	1,280	12,545	29,955	38,240
Acquired with deteriorated credit quality	—	22,454	68,372	55,865	105,650
Total discount	$14,943	$41,554	$102,283	$103,686	$152,244
Percentage of ALLL to:
Originated loans and leases	0.80%	0.78%	1.05%	1.38%	1.45%
Originated loans and leases and acquired loans not impaired at acquisition	0.74%	0.69%	0.83%	0.88%	1.12%
Total loans and leases:	0.74%	0.67%	0.69%	0.75%	0.77%

The following table presents the ALLL allocation among loans and leases portfolio as of the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
($ in thousands)	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans
Commercial:
Commercial and industrial	$14,280	25.5%	$7,584	25.2%	$5,850	16.9%	$6,910	12.4%	$1,822	11.8%
Commercial real estate	4,971	10.8%	5,467	12.1%	4,252	14.0%	3,840	25.3%	5,484	21.7%
Multifamily	13,265	27.3%	11,376	22.6%	6,012	17.5%	7,179	24.2%	2,566	5.8%
SBA	1,701	1.2%	939	1.2%	683	1.1%	335	0.9%	235	1.1%
Construction	3,318	2.7%	2,015	2.1%	1,530	1.1%	846	1.1%	244	1.0%
Lease financing	—	—%	6	0.1%	2,195	3.7%	873	2.2%	428	1.3%
Consumer:
Single family residential mortgage	10,996	30.9%	12,075	34.9%	13,854	43.5%	7,192	29.7%	7,044	52.6%
Other consumer	802	1.6%	982	1.8%	1,157	2.2%	2,305	4.2%	532	4.7%
Unallocated	—		—		—		—		450
Total	$49,333	100.0%	$40,444	100.0%	$35,533	100.0%	$29,480	100.0%	$18,805	100.0%
The increase in ALLL on commercial and industrial loans was mainly due to an increased total commercial and industrial loan balance, an increased loss rate from an annual update of the loss emergence period, and an increased qualitative allowance related to recent classified loan trends.

Premises and equipment, net
Premises and equipment, net of accumulated depreciation totaled $135.7 million at December 31, 2017, a decrease of $7.9 million, or 5.5 percent, from $143.6 million at December 31, 2016. The decrease was primarily due to depreciation, disposals, and impairments of certain assets, partially offset by increased building improvements associated with additional facilities resulting from the purchase of a new building in 2015. The Company recognized depreciation expense of $12.4 million, $11.7 million and $9.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
During the years ended December 31, 2017 and 2016, the Company recorded an impairment loss of $2.0 million and $595 thousand, respectively, on previously capitalized software projects. There were no impairment losses on premises, equipment, and capital leases for the year ended December 31, 2015.
For additional information, see Note 6 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.
Servicing Rights
Total mortgage and SBA servicing rights were $33.7 million and $77.6 million at December 31, 2017 and 2016, respectively. The fair value of the MSRs amounted to $31.9 million and $76.1 million and the amortized cost of the SBA servicing rights was $1.9 million and $1.5 million at December 31, 2017 and 2016, respectively. The Company retains servicing rights from certain sales of SFR mortgage loans and SBA loans. The aggregate principal balance of the loans underlying total MSRs and SBA servicing rights was $3.94 billion and $101.0 million, respectively, at December 31, 2017 and $7.58 billion and $74.0 million, respectively, at December 31, 2016. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.81 percent and 1.84 percent, respectively, at December 31, 2017 as compared to 1.00 percent and 2.02 percent, respectively, at December 31, 2016.
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
The Company sold $37.8 million of MSRs as a part of discontinued operations during the three months ended March 31, 2017 and classified MSRs of $29.8 million as held-for-sale at December 31, 2017.
For additional information, see Note 7 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.
Other Real Estate Owned
OREO totaled $1.8 million at December 31, 2017, a decrease of $706 thousand, or 28.2 percent, from $2.5 million at December 31, 2016. The decrease in OREO relates to OREO property sales of $3.6 million and a $236 thousand increase in the OREO valuation allowance, partially offset by new foreclosures of $3.1 million
For additional information, see Note 8 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.

Goodwill and other intangible assets
The Company had goodwill of $37.1 million and $39.2 million at December 31, 2017 and 2016, respectively. Goodwill was allocated between the Commercial Banking and Mortgage Banking segments using a relative fair value approach in connection with the Company's realignment of segment reporting at December 31, 2014. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2016. During the year ended December 31, 2017, the Company discontinued its mortgage banking operations and wrote off goodwill of $2.1 million, which was previously allocated to its Mortgage Banking segment, against the gain on disposal of discontinued operations.
The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of August 31, 2017 and determined that no goodwill impairment existed.
The Company had core deposit intangibles of $9.4 million at December 31, 2017. Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2017, the weighted-average remaining amortization period for core deposit intangibles was approximately 6.0 years.
The Company recorded impairment on intangible assets of $336 thousand, $690 thousand, and $258 thousand for the years ended December 31, 2017, 2016, and 2015, respectively. During the year ended December 31, 2017, the Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which is the Bank's wholly owned subsidiary. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on noninterest-bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB.
For additional information, see Note 9 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.
Alternative Energy Partnerships
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2017	2016
Balance at beginning of period	$25,639	$—
New funding	55,377	57,341
Cash distribution from investments	(1,404)	(192)
Loss on investments using HLBV method	(30,786)	(31,510)
Balance at end of period	$48,826	$25,639
Unfunded equity commitments	$50,084	$42,659
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the year ended December 31, 2017, the Company recognized energy tax credits of $38.2 million, offset by $6.7 million of tax expenses from tax basis reduction in connection with new equipment being placed into service as well as income tax benefits of $12.1 million (based on a current effective tax rate of 39.45 percent, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application. During the year ended December 31, 2016, the Company recognized energy tax credits of $33.4 million, offset by $5.8 million of tax expense from tax basis reduction as well as income tax benefits of $12.9 million (based on a current effective tax rate of 40.91 percent, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application. The HLBV loss for the period is largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 20 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits
Total deposits were $7.29 billion at December 31, 2017, a decrease of $1.85 billion, or 20.2 percent, from $9.14 billion at December 31, 2016. The Company reduced its reliance on brokered and other high-rate and high-volatility deposits by replacing them with more predictable advances from FHLB with the goal of increasing core deposits to fund new loan originations. Brokered deposits were $1.46 billion at December 31, 2017, a decrease of $791.6 million, or 35.2 percent, from $2.25 billion at December 31, 2016. Brokered deposits represented 14.1 percent and 20.4 percent of total assets at December 31, 2017 and 2016, respectively. The following table presents the composition of deposits as of December 31, 2017 and 2016:

	December 31,		Change
($ in thousands)	2017	2016	Amount	Percentage
Noninterest-bearing deposits	$1,071,608	$1,282,629	$(211,021)	(16.5)%
Interest-bearing demand deposits	2,089,016	2,048,839	40,177	2.0%
Money market accounts	1,146,859	2,731,314	(1,584,455)	(58.0)%
Savings accounts	1,059,628	1,118,175	(58,547)	(5.2)%
Certificates of deposit of $250,000 or less	1,365,452	1,550,235	(184,783)	(11.9)%
Certificates of deposit of more than $250,000	560,340	410,958	149,382	36.3%
Total deposits	$7,292,903	$9,142,150	$(1,849,247)	(20.2)%
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2017:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$765,143	$352,664	$157,642	$90,003	$1,365,452
Certificates of deposit of more than $250,000	285,522	81,060	117,452	76,306	560,340
Total certificates of deposit	$1,050,665	$433,724	$275,094	$166,309	$1,925,792
For additional information, see Note 10 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
FHLB advances totaled $1.70 billion and $490.0 million, respectively, at December 31, 2017 and 2016. The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2017 or 2016. On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that it maintained at Banc of California, Inc. with an unaffiliated financial institution. The line had a maturity date of July 17, 2017. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
For additional information, see Note 11 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

Long-Term Debt
The following table presents the Company's long-term debt as of the dates indicated:

	December 31,
	2017		2016
($ in thousands)	Par Value	Discount	Par Value	Discount
5.25% senior notes due April 15, 2025	$175,000	$(2,059)	$175,000	$(2,281)
7.50% junior subordinated amortizing notes due May 15, 2017	—	—	2,684	(25)
Total	$175,000	$(2,059)	$177,684	$(2,306)
On April 15, 2016, the Company redeemed all of its outstanding 7.50 percent senior notes due April 15, 2020, which had an aggregate outstanding principal amount of $84.8 million, at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date. On May 15, 2017, the Company made the final installment payment on its 7.50 percent junior subordinated amortizing notes due May 15, 2017.
For additional information, see Note 12 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. Reserve for unfunded loan commitments totaled $3.7 million at December 31, 2017, an increase of $1.3 million, or 55.8 percent, from $2.4 million at December 31, 2016. The increase was primarily driven by higher balances in unfunded loan commitments. The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of period	$2,385	$2,067	$1,869
Provision for unfunded loan commitments	1,331	318	198
Balance at end of period	$3,716	$2,385	$2,067
Reserve for Loss on Repurchased Loans
When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Reserve for loss on repurchased loans totaled $6.3 million at December 31, 2017, a decrease of $1.7 million, or 20.9 percent, from $8.0 million at December 31, 2016. Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under noninterest expense on the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases. Initial provisions for loan repurchases were $1.6 million, $3.9 million and $2.0 million, respectively, and subsequent changes in the prevision were $(1.8) million, $(3.4) million and $2.3 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
The Company believes that all repurchase demands received were adequately reserved at December 31, 2017. For additional information, see Note 14 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. At December 31, 2017, the Bank had $276.9 million available to pay dividends to Banc of California, Inc. without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. During the year ended December 31, 2017, the Bank paid dividends of $18.0 million to Banc of California, Inc. At December 31, 2017, Banc of California, Inc. had $40.5 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $387.7 million of cash and cash equivalents, which was 3.8 percent of total assets at December 31, 2017. The Company's cash and cash equivalents decreased by $51.8 million, or 11.8 percent, from $439.5 million, or 4.0 percent of total assets, at December 31, 2016. The decrease was mainly due to decreases in deposits and other borrowings, partially offset by an increase in advances from FHLB and a decrease in securities. The Company reduced the reliance on brokered and other high-rate and high-volatility deposits by replacing them with more predictable advances from FHLB with the goal of increasing core deposits to fund new loan origination. The Company also strategically decreased its securities portfolio to navigate a volatile rate environment by reducing the overall duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities. All of these strategic actions were taken in order to expand core lending activities across the organization, while reducing risk on the Company's balance sheet.
At December 31, 2017, the Company had available unused secured borrowing capacities of $873.1 million from FHLB and $63.2 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at December 31, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company had unpledged securities available-for-sale of $2.01 billion at December 31, 2017. On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at Banc of California, Inc. with an unaffiliated financial institution. The line originally had a maturity date of July 17, 2017. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of December 31, 2017, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments
The following table presents information as of December 31, 2017 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Commitments to extend credit	$337,505	$80,110	$123,930	$74,046	$59,419
Unused lines of credit	1,328,255	946,223	137,742	82,050	162,240
Standby letters of credit	14,026	11,878	920	1,208	20
Total commitments	$1,679,786	$1,038,211	$262,592	$157,304	$221,679
FHLB advances	$1,695,000	$1,270,000	$225,000	$100,000	$100,000
Long-term debt	243,906	9,187	18,375	18,375	197,969
Operating and capital lease obligations	29,884	7,360	11,759	5,828	4,937
Certificates of deposit	1,925,792	1,759,483	158,377	7,432	500
Total contractual obligations	$3,894,582	$3,046,030	$413,511	$131,635	$303,406
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC) as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. During the year ended December 31, 2017, the Company paid $10.0 million of the commitment, which was recognized as a prepaid asset and included in the Other Assets in Consolidated Statements of Financial Condition at December 31, 2017. See Note 25 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K for additional information.
The Company had unfunded commitments of $15.6 million, $11.0 million, and $50.6 million for Affordable Housing Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at December 31, 2017, respectively.

Stockholders’ Equity
Total stockholders’ equity totaled $1.01 billion at December 31, 2017, an increase of $32.1 million, or 3.3 percent, from $980.2 million at December 31, 2016. The increase was due mainly to the net income of $57.7 million and a $14.3 million increase in accumulated other comprehensive income, partially offset by cash dividends for common stock of $25.9 million and cash dividends for preferred stock of $20.5 million. For additional information, see Note 18 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
In order to maintain adequate levels of capital, the Company continuously assesses projected sources and uses of capital to support projected asset growth, operating needs and credit risk. The Company considers, among other things, earnings generated from operations and access to capital from financial markets. In addition, the Company performs capital stress tests on an annual basis to assess the impact of adverse changes in the economy on the Company's capital base.
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in through 2019. For additional information on BASEL III capital rules, see Note 19 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well-Capitalized Requirements (Bank)
December 31, 2017
Total risk-based capital ratio	14.56%	16.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.79%	15.78%	6.00%	8.00%
Common equity tier 1 capital ratio	9.92%	15.78%	4.50%	6.50%
Tier 1 leverage ratio	9.39%	10.67%	4.00%	5.00%
December 31, 2016
Total risk-based capital ratio	13.70%	14.73%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.22%	14.12%	6.00%	8.00%
Common equity tier 1 capital ratio	9.44%	14.12%	4.50%	6.50%
Tier 1 leverage ratio	8.17%	8.71%	4.00%	5.00%
In addition, the Dodd-Frank Act requires publicly-traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. The “Dodd-Frank Act Stress Tests” or “DFAST” stress tests are designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. As the Company exceeded the $10 billion threshold for four consecutive quarters during the year ended December 31, 2017, the Company became subject to the DFAST regime on January 1, 2018. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress test adequately meets these objectives. The board of directors of the Company must review the Company’s policies and procedures at least annually. The Company is required to report the results of its annual stress tests to the OCC and the Federal Reserve, publicly disclose the results and consider the results of the Company’s stress tests as part of its capital planning and risk management practices.

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
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we have established an asset/liability committee (ALCO) to monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and/or prepayments, and their sensitivity to actual or potential changes in market interest rates.
We maintain both a management ALCO (Management ALCO), comprised of select members of senior management, and an ALCO of the Company’s Board of Directors (Board ALCO, together with Management ALCO, ALCOs). In order to manage the risk of potential adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the ALCOs monitor adherence to those guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we evaluate various strategies including:

•	Originating and purchasing adjustable rate mortgage loans,

•	Originating shorter-term consumer loans,

•	Managing the duration of investment securities,

•	Managing our deposits to establish stable deposit relationships,

•	Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and

•	Managing the percentage of fixed rate loans in our portfolio.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCOs may decide to increase the Company’s interest rate risk position within the asset/liability tolerance set forth by the Company's Board of Directors.
As part of its procedures, the ALCOs regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity.

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at December 31, 2017 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
($ in thousands)	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
December 31, 2017
+200 bps	$1,286,355	$(72,384)	(5.3)%	$306,231	$(662)	(0.2)%
+100 bps	1,337,690	(21,049)	(1.5)%	307,372	479	0.2%
0 bp	1,358,739			306,893
-100 bps	1,346,051	(12,688)	(0.9)%	304,256	(2,637)	(0.9)%

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
At December 31, 2017, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

Item 8. Financial Statements and Supplementary Data
BANC OF CALIFORNIA, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP KPMG LLP
We have served as the Company’s auditor since 2012.
Irvine, California
February 28, 2018

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$20,117	$16,769
Interest-earning deposits in financial institutions	367,582	422,741
Total cash and cash equivalents	387,699	439,510
Time deposits in financial institutions	—	1,000
Securities available-for-sale, carried at fair value	2,575,469	2,381,488
Securities held to maturity, at amortized cost (fair value of $899,743 at December 31, 2016)	—	884,234
Loans held-for-sale, carried at fair value	66,603	10,636
Loans held-for-sale, carried at lower of cost or fair value	466	287,382
Loans and leases receivable, net of allowance for loan and lease losses of $49,333 and $40,444 at December 31, 2017 and 2016, respectively	6,610,074	5,994,308
Federal Home Loan Bank and other bank stock, at cost	75,654	67,842
Servicing rights, net ($31,852 and $38,440 measured at fair value at December 31, 2017 and 2016, respectively, and $29,793 measured at fair value were held-for-sale at December 31, 2017)	33,708	39,936
Other real estate owned, net	1,796	2,502
Premises, equipment, and capital leases, net	135,699	140,917
Bank owned life insurance	104,851	102,512
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	48,826	25,639
Deferred income tax	31,074	9,989
Income tax receivable	8,739	16,009
Other intangible assets, net	9,353	13,617
Other assets	161,797	92,694
Assets of discontinued operations	38,900	482,494
Total Assets	$10,327,852	$11,029,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,071,608	$1,282,629
Interest-bearing deposits	6,221,295	7,859,521
Total deposits	7,292,903	9,142,150
Advances from Federal Home Loan Bank	1,695,000	490,000
Other borrowings, net	—	67,922
Long-term debt, net	172,941	175,378
Reserve for loss on repurchased loans	6,306	7,974
Income taxes payable	—	92
Due on unsettled securities purchases	—	50,149
Accrued expenses and other liabilities	140,575	81,469
Liabilities of discontinued operations	7,819	34,480
Total liabilities	9,315,544	10,049,614
Commitments and contingent liabilities
Preferred stock	269,071	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,666,725 shares issued and 50,083,345 shares outstanding at December 31, 2017; 53,794,322 shares issued and 49,695,299 shares outstanding at December 31, 2016	517	537
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 508,107 shares issued and outstanding at December 31, 2017 and 201,922 shares issued and outstanding December 31, 2016	5	2
Additional paid-in capital	621,435	614,226
Retained earnings	144,839	134,515
Treasury stock, at cost (1,583,380 shares at December 31, 2017 and 4,099,023 shares at December 31, 2016)	(28,786)	(29,070)
Accumulated other comprehensive loss, net	5,227	(9,042)
Total stockholders’ equity	1,012,308	980,239
Total liabilities and stockholders’ equity	$10,327,852	$11,029,853
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Interest and dividend income
Loans and leases, including fees	$281,071	$281,868	$229,025
Securities	99,742	79,527	20,263
Other interest-earning assets	8,377	8,449	4,519
Total interest and dividend income	389,190	369,844	253,807
Interest expense
Deposits	60,414	40,220	25,783
Federal Home Loan Bank advances	12,951	5,717	2,120
Securities sold under repurchase agreements	880	818	18
Long-term debt and other interest-bearing liabilities	10,755	12,744	14,700
Total interest expense	85,000	59,499	42,621
Net interest income	304,190	310,345	211,186
Provision for loan and lease losses	13,699	5,271	7,469
Net interest income after provision for loan and lease losses	290,491	305,074	203,717
Noninterest income
Customer service fees	6,492	5,147	4,057
Loan servicing income	1,025	633	1,406
Income from bank owned life insurance	2,339	2,341	1,076
Net gain on sale of securities available-for-sale	14,768	29,405	3,258
Net gain on sale of loans	11,942	35,895	37,211
Advisory service fees	—	1,507	9,868
Loan brokerage income	1,061	4,251	2,825
Gain on sale of building	—	—	9,919
Gain on sale of subsidiary	—	3,694	—
Gain on sale of business unit	—	2,629	—
Other income	7,043	13,128	6,128
Total noninterest income	44,670	98,630	75,748
Noninterest expense
Salaries and employee benefits	129,153	146,147	114,845
Occupancy and equipment	40,094	38,046	30,365
Professional fees	42,417	30,373	19,500
Outside service fees	5,840	6,989	4,448
Data processing	7,888	8,311	6,011
Advertising	5,313	6,894	3,467
Regulatory assessments	8,105	8,186	5,644
Loss on investments in alternative energy partnerships, net	30,786	31,510	—
Provision (reversal) for loan repurchases	(1,812)	(3,352)	2,326
Amortization of intangible assets	3,928	4,851	5,836
Impairment on intangible assets	336	690	258
Restructuring expense	5,326	—	—
All other expense	30,894	24,570	17,599
Total noninterest expense	308,268	303,215	210,299
Income from continuing operations before income taxes	26,893	100,489	69,166
Income tax (benefit) expense	(26,581)	13,749	28,048
Income from continuing operations	53,474	86,740	41,118
Income from discontinued operations before income taxes (including net gain on disposal of $13,796 for the year ended December 31, 2017)	7,164	48,917	35,100
Income tax expense	2,929	20,241	14,146
Income from discontinued operations	4,235	28,676	20,954
Net income	57,709	115,416	62,072
Preferred stock dividends	20,451	19,914	9,823
Net income available to common stockholders	$37,258	$95,502	$52,249
Basic earnings per common share
Income from continuing operations	$0.64	$1.36	$0.79
Income from discontinued operations	0.08	0.61	0.57
Net income	$0.72	$1.97	$1.36
Diluted earnings per common share
Income from continuing operations	$0.63	$1.34	$0.78
Income from discontinued operations	0.08	0.60	0.56
Net income	$0.71	$1.94	$1.34
Basic earnings per class B common share
Income from continuing operations	$0.64	$1.36	$0.79
Income from discontinued operations	0.08	0.61	0.57
Net income	$0.72	$1.97	$1.36
Diluted earnings per class B common share
Income from continuing operations	$0.64	$1.36	$0.79
Income from discontinued operations	0.08	0.61	0.57
Net income	$0.72	$1.97	$1.36
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$57,709	$115,416	$62,072
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	10,068	11,140	(1,614)
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	12,845	—	—
Reclassification adjustment for gain included in net income	(8,644)	(17,187)	(1,890)
Total change in unrealized gain (loss) on securities available-for-sale	14,269	(6,047)	(3,504)
Unrealized gain (loss) on cash flow hedge:
Unrealized loss arising during the period	—	—	(396)
Reclassification adjustment for loss included in net income	—	—	532
Total change in unrealized gain on cash flow hedge	—	—	136
Total other comprehensive income (loss)	14,269	(6,047)	(3,368)
Comprehensive income	$71,978	$109,369	$58,704
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2014	$79,877	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income (loss):
Net income	—	—	—	—	62,072	—	—	62,072
Other comprehensive loss, net	—	—	—	—	—	—	(3,368)	(3,368)
Issuance of common stock	—	40	(5)	(35)	—	—	—	—
Issuance of preferred stock	110,873	—	—	—	—	—	—	110,873
Exercise of stock options	—	—	—	(227)	—	728	—	501
Stock-based compensation expense	—	—	—	9,328	—	—	—	9,328
Restricted stock surrendered due to employee tax liability	—	(3)	—	(2,251)	—	—	—	(2,254)
Tax effect from stock compensation plan	—	—	—	(137)	—	—	—	(137)
Shares purchased under Dividend Reinvestment Plan	—	—	—	202	(208)	—	—	(6)
Stock appreciation right dividend equivalents	—	—	—	—	(713)	—	—	(713)
Dividends declared ($0.48 per common share)	—	—	—	—	(17,383)	—	—	(17,383)
Preferred stock dividends	—	—	—	—	(9,823)	—	—	(9,823)
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income:
Net income	—	—	—	—	115,416	—	—	115,416
Other comprehensive income, net	—	—	—	—	—	—	(6,047)	(6,047)
Issuance of common stock	—	120	1	174,957	—	—	—	175,078
Issuance of preferred stock	120,255	—	—	—	—	—	—	120,255
Redemption of preferred stock	(41,934)	—	—	—	(66)	—	—	(42,000)
Issuance of common stock to Stock Employee Compensation Trust	—	25	—	(25)	—	—	—	—
Cash settlement of stock options	—	—	—	(359)	—	—	—	(359)
Stock-based compensation expense	—	—	—	11,947	—	—	—	11,947
Restricted stock surrendered due to employee tax liability	—	(3)	—	(4,433)	—	—	—	(4,436)
Tax effect from stock compensation plan	—	—	—	2,116	—	—	—	2,116
Shares purchased under Dividend Reinvestment Plan	—	—	—	233	(175)	—	—	58
Stock appreciation right dividend equivalents	—	—	—	—	(759)	—	—	(759)
Dividends declared ($0.49 per common share)	—	—	—	—	(23,521)	—	—	(23,521)
Preferred stock dividends	—	—	—	—	(19,914)	—	—	(19,914)
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	57,709	—	—	57,709
Other comprehensive income, net	—	—	—	—	—	—	14,269	14,269
Issuance of common stock	—	4	3	(7)	—	—	—	—
Cancellation of common stock for termination of Stock Employee Compensation Trust	—	(25)	—	25	—	—	—	—
Exercise of stock options	—	3	—	1,756	—	284	—	2,043
Stock-based compensation expense	—	—	—	12,134	—	—	—	12,134
Restricted stock surrendered due to employee tax liability	—	(2)	—	(6,822)	—	—	—	(6,824)
Shares purchased under Dividend Reinvestment Plan	—	—	—	123	(181)	—	—	(58)
Stock appreciation right dividend equivalents	—	—	—	—	(811)	—	—	(811)
Dividends declared ($0.52 per common share)	—	—	—	—	(25,942)	—	—	(25,942)
Preferred stock dividends	—	—	—	—	(20,451)	—	—	(20,451)
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227	$1,012,308
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$57,709	$115,416	$62,072
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	13,699	5,271	7,469
Provision for unfunded loan commitments	1,331	318	198
Provision (reversal) for loan repurchases	(1,812)	(3,352)	2,326
Depreciation on premises and equipment	12,425	11,680	9,154
Amortization of intangible assets	3,928	4,851	5,836
Amortization of debt issuance cost	247	704	727
Net amortization (accretion) of premium and discount on securities	(2,432)	1,206	1,602
Net amortization (accretion) of deferred loan cost and fees	(1,318)	(1)	512
Accretion of discounts on purchased loans	(4,808)	(36,800)	(30,933)
Deferred income tax (benefit) expense	(30,372)	5,613	7,279
Bank owned life insurance income	(2,339)	(2,341)	(1,076)
Stock-based compensation expense	12,134	11,947	9,328
Loss on investments in alternative energy partnerships	30,786	31,510	—
Impairment on intangible assets	336	690	258
Impairment on capitalized software projects	1,957	595	—
Debt redemption costs	—	2,737	—
Net revenue on mortgage banking activities	(42,889)	(167,024)	(144,685)
Net gain on sale of loans	(11,942)	(35,895)	(37,211)
Net gain on sale of securities available for sale	(14,768)	(29,405)	(3,258)
Loss from change of fair value on mortgage servicing rights	17,051	17,729	8,765
Loss on sale or disposal of property and equipment	1,070	122	80
Gain on sale of building	—	—	(9,919)
Gain on sale of branches	—	—	(163)
Gain on sale of subsidiary	—	(3,694)	—
Gain on sale of business unit	—	(2,629)	—
Net gain on disposal of discontinued operations	(13,796)	—	—
Repurchase of mortgage loans	(31,913)	(40,822)	(19,387)
Originations of loans held-for-sale from mortgage banking	(1,533,889)	(5,135,046)	(4,388,042)
Originations of other loans held-for-sale	(97,156)	(614,596)	(803,936)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	1,990,126	5,271,093	4,406,924
Proceeds from sales of and principal collected on other loans held-for-sale	302,695	615,437	882,288
Change in accrued interest receivable and other assets	2,604	(43,200)	(23,607)
Change in accrued interest payable and other liabilities	(95,653)	35,999	14,410
Net cash provided by (used in) operating activities	563,011	18,113	(42,989)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	981,481	4,096,453	989,786
Proceeds from maturities and calls of securities available-for-sale	518,978	51,550	687
Proceeds from principal repayments of securities available-for-sale	43,936	95,556	109,026
Proceeds from maturities and calls of securities held-to-maturity	143,505	78,050	—
Purchases of securities available-for-sale	(962,390)	(5,723,578)	(1,591,883)
Purchases of securities held-to-maturity	—	—	(962,052)
Purchases of bank owned life insurance	—	—	(80,000)
Net cash provided by disposal of discontinued operations	56,123	—	—
Net cash used in branch sale	—	—	(46,731)
Proceeds from sale of subsidiary	—	259	—
Proceeds from sale of business unit	—	246,957	—
Loan originations and principal collections, net	(1,128,172)	(1,778,994)	(501,927)
Purchase of loans and leases	—	(182,231)	(705,709)
Redemption of Federal Home Loan Bank stock	29,612	38,988	18,459
Purchase of Federal Home Loan Bank and other bank stocks	(37,424)	(47,798)	(35,287)
Proceeds from sale of loans held-for-investment	605,502	930,342	575,477
Net change in time deposits in financial institutions	1,000	500	400
Proceeds from sale of other real estate owned	3,508	1,737	909
Proceeds from sale of mortgage servicing rights	1,496	5	5,862
Proceeds from sale of premises and equipment	2,663	28	50,639
Additions to premises and equipment	(15,323)	(44,683)	(83,259)
Payments of capital lease obligations	(1,434)	(954)	(947)
Funding of equity investment	(35,826)	(23,324)	—
Investments in alternative energy partnerships	(55,377)	(57,149)	—
Net cash provided by (used in) investing activities	151,858	(2,318,286)	(2,256,550)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,849,247)	2,839,065	1,677,855
Net increase (decrease) in short-term Federal Home Loan Bank advances	805,000	(390,000)	362,000
Repayment of long-term Federal Home Loan Bank advances	(100,000)	(50,000)	(465,000)
Proceeds from long-term Federal Home Loan Bank advances	500,000	—	400,000
Net increase (decrease) in other borrowings	(68,000)	68,000	—
Net proceeds from issuance of common stock	—	175,078	—
Net proceeds from issuance of preferred stock	—	120,255	110,873
Net proceeds from issuance of long-term debt	—	—	172,304
Redemption of preferred stock	—	(42,000)	—
Payment of junior subordinated amortizing notes	(2,684)	(5,078)	(4,715)
Redemption of senior notes	—	(84,750)	—
Cash settlements of stock options	—	(359)	—
Proceeds from exercise of stock options	2,043	—	501
Restricted stock surrendered due to employee tax liability	(6,824)	(4,436)	(2,254)
Dividend equivalents paid on stock appreciation rights	(810)	(742)	(699)
Dividends paid on preferred stock	(20,451)	(19,630)	(9,446)
Dividends paid on common stock	(25,707)	(21,844)	(16,955)
Net cash provided by (used in) financing activities	(766,680)	2,583,559	2,224,464
Net change in cash and cash equivalents	(51,811)	283,386	(75,075)
Cash and cash equivalents at beginning of year	439,510	156,124	231,199
Cash and cash equivalents at end of year	$387,699	$439,510	$156,124
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$81,805	$59,380	$44,810
Income taxes paid	11,318	42,377	33,429
Income taxes refunds received	14,119	1	19
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	3,086	3,269	1,598
Transfer of loans held-for-investment to loans held-for-sale	593,977	191,666	—
Transfer of loans held-for-sale to loans held-for-investment	88,591	7,115	482,851
Reclassification of securities held-to-maturity to securities available-for-sale	740,863	—	—
Equipment acquired under capital leases	1,452	16	112
Receivable on unsettled securities sales	5,559	—	—
Due on unsettled securities purchases	—	50,149	—
Loans sold to Ginnie Mae that are subject to a repurchase option	65,998	16,513	8,378
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Orange County, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank. Banc of California, Inc. is subject to regulation by the FRB and the Bank operates under a national bank charter issued by the OCC, its primary regulator. The Bank is a member of the FHLB system, and maintains insurance on deposit accounts with the FDIC.
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 34 banking offices, serving San Diego, Los Angeles, Santa Barbara, and Orange counties in California as of December 31, 2017.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated statements of financial condition or operations.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss on repurchased loans, reserve for unfunded loan commitments, servicing rights, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking derivatives, purchased credit impaired loan discount accretion, HLBV of investments in alternative energy partnerships, fair value of assets and liabilities acquired in business combinations, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Change in Estimate: At December 31, 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a pre-tax credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances subsequent to December 31, 2016, was determined to be a change in estimate.
Discontinued Operations: During the year ended December 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with ASC 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to the consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.
Segment Reporting: In connection with the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment, the Company reassessed its reportable operating segments. Based on this internal evaluation, the Company determined that all three of its previously disclosed reportable segments, Commercial Banking, Mortgage Banking, and Corporate/Other, are no longer applicable. Accordingly, to better reflect how the Company is now managed and how information is reviewed by the chief operating decision maker, the Company's chief executive officer, the Company determined that all services offered by the Company relate to Commercial Banking. As a result, the Company's only reportable segment is Commercial Banking.

Variable Interest Entities: The Company holds ownership interests in certain special purpose entities. The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company analyzes whether the Company is the primary beneficiary of VIE on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 20 for additional information.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank and other financial institutions, and federal funds sold with original maturities less than 90 days.
Time Deposits in Financial Institutions: Time deposits in financial institutions have original maturities over 90 days and are carried at cost.
Investment Securities: Investment securities are classified at the time of purchase as available-for-sale, held-to-maturity or held-for-trading. The Company had no investment securities classified as held-to-maturity or held-for-trading at December 31, 2017. Debt securities classified as held-to-maturity were recorded at amortized cost when management had the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value with unrealized holding gains and losses. Unrealized holding gains and losses, net of taxes, are reported in AOCI on the Consolidated Statements of Financial Condition.
During the year ended December 31, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its held-to-maturity securities to available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million at the time of the transfer, June 30, 2017. Due to the transfer, the Company’s ability to assert that it has both the intent and ability to hold debt securities to maturity will be limited for the foreseeable future.
Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses from sales of securities are calculated using the specific identification method.
Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, collateralized debt obligations, and collateralized loan obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.
In determining OTTI under the ASC 320 model, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also considers whether the market decline was affected by macroeconomic conditions, and assesses whether the Company intends to sell, or it is more likely than not it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The second segment of the portfolio uses the OTTI guidance provided by ASC 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC 325 model, the Company compares the present value of the remaining cash flows, as estimated at the preceding evaluation date, to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When OTTI occurs in either model, the amount of the impairment recognized in earnings depends on the Company’s intent to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (i) OTTI related to credit loss, which must be recognized in the income statement and (ii) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities the entire amount of impairment is recognized through earnings.

Federal Home Loan Bank and Federal Reserve Bank Stock: The Bank is a member of the FHLB and Federal Reserve Bank system. Members are required to own a certain amount of FHLB and Federal Reserve Bank stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and Federal Reserve Bank stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported in Dividends and Other Interest-Earning Assets Interest Income on the Consolidated Statements of Operations.
Loans Held-For-Sale, Carried at Fair Value: Loans held for sale, carried at fair value, are conforming SFR mortgage loans that are originated and intended for sale in the secondary market, repurchased loans that were previously sold to Ginnie Mae and other GSEs, and loans sold to Ginnie Mae that are delinquent more than 90 days and subject to a purchase option by the Company. The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of Ginnie Mae loan pools, and loans sold to Ginnie Mae that are delinquent more than 90 days and subject to a purchase option by the Company, which are valued based on an internal model that estimates the expected loss the Company will incur on these loans.
Loans Held-for-Sale, Carried at Lower of Cost or Fair Value: The Company records non-conforming jumbo mortgage loans held-for-sale and certain commercial loans held-for-sale at the lower of cost or fair value, on an aggregate basis. Deferred loan origination fees and costs or purchase discounts or premiums included in the carrying value of the loans are not amortized and are included in the determination of gains or losses from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale at lower of cost or fair value on the transfer date and amortization of deferred fees and costs or purchase discounts or premiums is ceased. If a determination is made that a loan held-for-sale cannot be sold in the foreseeable future, it is transferred to loans held-for-investment at lower of cost or fair value on the transfer date.
Loans and Leases: When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is the Company’s intent to hold these loans to maturity or for the foreseeable future, subject to periodic review under the Company’s management evaluation processes, including asset/liability management. Loans and leases, other than PCI loans, that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs. Amortization of deferred loan origination fees and costs or purchase premiums and discounts are recognized in interest income as an adjustment to yield over the terms of loans and leases using the effective interest method. Deferred loan origination fees and costs on revolving lines of credit are amortized using the straight line method. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status. Generally, loans and leases are placed on non-accrual status when scheduled payments become past due for 90 days or more. When accrual of interest is discontinued, any unpaid accrued interest receivable is reversed against interest income. Interest received on such loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. A charge-off is generally recorded at 180 days past due for SFR mortgage loans if the unpaid principal balance exceeds the fair value of the collateral less costs to sell. Commercial and industrial and commercial real estate loans and lease financings are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status. A charge-off for commercial and industrial and commercial real estate loans, and lease financing is recorded when a loss is confirmed. Consumer loans, other than those secured by real estate, are typically charged off no later than 120 days past due. Loans and leases are returned to accrual status when the payment status becomes current or is restructured and the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan or lease.
Allowance for Loan and Lease Losses: The ALLL is a reserve established through a provision for loan and lease losses, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the date of the consolidated statements of financial condition. Confirmed losses are charged against the ALLL. Subsequent recoveries, if any, are credited to the ALLL. The Company performs an analysis of the adequacy of the ALLL at least quarterly. Management estimates the required ALLL balance using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The ALLL consists of three elements; (i) a specific allowance established for probable losses on individually identified impaired loans and leases, (ii) a quantitative allowance calculated using historical loss experience adjusted as necessary to reflect current conditions; and (iii) a qualitative allowance to capture economic, underwriting, process, credit, and other factors and trends that are not adequately reflected in the historical loss rates.

A loan or lease is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company measures expected credit losses on all impaired loans and leases individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and estimated cash flows expected to be collected. Loans for which the terms have been modified by granting a concession that normally would not be provided and where the borrower is experiencing financial difficulties are considered TDRs and classified as impaired.
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
At December 31, 2017, the following loan and lease portfolio segments have been identified:

•	Commercial and industrial (general commercial and industrial, warehouse lending, and direct leveraged lending)

•	Commercial real estate

•	Multifamily

•	SBA

•	Construction

•	Lease Financing

•	SFR - 1st deeds of trust (general SFR mortgage and other)

•	Other consumer (HELOC and other)
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
Loans secured by multifamily and commercial real estate properties generally involve a greater degree of credit risk than SFR mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial and industrial loans are also considered to have a greater degree of credit risk than SFR mortgage loans due to the fact commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA loans are similar to commercial and industrial loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85 percent of the loan amount for loans up to $150 thousand and 75 percent of the loan amount for loans of more than $150 thousand. Lease financing is also similar to commercial and industrial loans in that the lease financing is typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of lease financing may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer loans may entail greater risk than SFR mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
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
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance under the restructured terms of the loan for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
Purchased Credit Impaired Loans: The Company had purchased, and acquired through business combinations, loans with evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date included statistics such as prior loan modification history, updated borrower credit scores and updated LTV ratios, some of which were not immediately available as of the purchase date. Purchased loans with evidence of credit quality deterioration where the Company estimated that it would not receive all contractual payments were accounted for as PCI loans. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value was referred to as the accretable yield and was recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected was referred to as the non-accretable difference. PCI loans that had similar risk characteristics, primarily credit risk, collateral type and interest rate risk, were pooled and accounted for as a single unit with a single composite interest rate and an aggregate expectation of cash flows.
The Company estimated cash flows expected to be collected over the life of the loan using management’s best estimate which was derived using key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determined it was probable that the present value of the expected cash flows had decreased due to a deterioration of credit, the PCI loan was considered further impaired which would result in a charge to the provision for loan and lease losses and a corresponding increase to the ALLL. If, upon subsequent evaluation, it was probable that there was an increase in the present value of the expected cash flows, the Company would reduce any remaining ALLL. If there was no remaining ALLL, the Company would recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from non-accretable difference to accretable yield. The present value of the expected cash flows for PCI loan pools was determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indices. Adjustments in interest rate assumptions and prepayment behavior did not impact the Company’s assessment of credit impairment. The present value of the expected cash flows for PCI loans acquired through mergers with other banks included, in addition to the above, an evaluation of the creditworthiness of the borrower. Loan dispositions may include sales of loans, receipt of payments in full from the borrower or foreclosure. Write-downs were not recorded on the PCI loan pool until actual losses exceeded the remaining non-accretable difference. The Company had no PCI loans at December 31, 2017. See "Purchased Credit Impaired Loans" included in Note 5 for additional information.
Other Real Estate Owned: OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged off against the ALLL. Gains and losses on the sale of OREO and reductions in fair value subsequent to foreclosure, and any subsequent operating expenses or income of such properties are included in All Other Expense on the Consolidated Statements of Operations. See Note 8 for additional information.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value.

Premises, Equipment, and Capital Leases: Land is carried at cost. Premises and equipment are recorded at cost less accumulated depreciation. The straight-line method was used for depreciation with the following estimated useful lives: building - 40 years and leasehold improvements - life of lease, and furniture, fixtures, and equipment - 3 to 7 years. Maintenance and repairs are expensed as incurred and improvements that extend the useful lives of assets are capitalized. See Note 6 for additional information.
Servicing Rights - Mortgage (Carried at Fair Value): A servicing asset or liability is recognized when undertaking an obligation to service a financial asset under a mortgage servicing contract, as a result of the transfer of the Company's financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value based on either market prices for comparable servicing contracts or alternatively is based on a valuation model that is based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related loan rate and is recorded on the Consolidated Statements of Financial Condition.
The Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and such changes are included within Net Revenue on Mortgage Banking Activities on the Statements of Operations of discontinued operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently the Company does not hedge the effects of changes in fair value of its servicing assets. At December 31, 2017, MSRs of $29.8 million were classified as held-for-sale and valued based on a market bid adjusted for estimated early payoffs and paydowns.
Servicing fee income, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material. See Note 7 for additional information.
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
The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees is reflected as interest-only strip receivables. Interest-only strip receivables are carried at fair value, with unrealized gains and losses recorded on the Consolidated Statements of Operations. The Company had no interest-only strip receivables at December 31, 2017 and 2016. See Note 7 for additional information.
Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization and is evaluated for impairment at least annually, normally during the third fiscal quarter, or more frequently in the interim if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test.
The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (Step 0). If it is more likely than not that the fair value of a reporting unit is below its carrying value based on the Step 0 analysis, the Company performs Step 1 of the two-step quantitative test. In Step 1, the fair value of a reporting unit is compared to its carrying amount, including goodwill. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. Discounted cash flow estimates include significant management assumptions relating to revenue growth rates, net interest margins, weighted-average cost of capital, and future economic and market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to Step 2 of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to noninterest expense.
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to noninterest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. See Note 9 for additional information.

Alternative Energy Partnerships: The Company invests in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits) and other tax credits. The Company is a limited partner in these partnerships, which were formed to invest in newly installed residential rooftop solar leases and power purchase agreements.
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
To account for the tax credits earned on investments in alternative energy partnerships, the Company uses the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. The Company does not believe the investments in alternative energy partnerships are impaired by the lower corporate income tax rate from the Tax Cuts and Jobs Act of 2017 due to the protective provision built into the partnership agreements; however, the Company expects to take longer to utilize the investment tax credits generated from these investments. See Note 13 and 20 for additional information.
Affordable Housing Fund Investment: The Company has invested in limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company accounts for these investments under the proportional amortization method. The Company’s ownership in each limited partnership varies from 8 percent to 14 percent. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. See Note 20 for additional information.
The recent tax law change requires investments accounted for under the proportional amortization method to be tested for impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. Impairment is measured as the difference between the investment’s carrying amount and its fair value. The Company evaluated its affordable housing investments based on its revised expectation of the tax benefits, which includes a reduction in overall tax benefits resulting from the reduction of the corporate tax rate. The Company elected to revise its proportional amortization schedule prospectively. As a result, no significant impairment was recognized and combined total affordable housing fund investments have no impairments. See Note 13 and 20 for additional information.
Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Reserve for Loss on Repurchased Loans: In the ordinary course of business, as loans are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses that may have occurred due to defects in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If no losses are sustained due to such defects or early payment defaults, the Bank has no obligation to repurchase the loans. In addition, we have the option to buy out severely delinquent loans at par from Ginnie Mae pools for which we are the servicer and issuer of the pool. When such loans are repurchased, they are recorded initially at fair value at the time of repurchase. The resulting loss is charged against the repurchase reserve, typically the difference between unpaid principal balance plus accrued interest and the fair value at the time of repurchase. The reserve for loss on repurchased loans is an estimate that requires management judgment. The Bank’s reserve is based on expected future repurchase trends for loans already sold, and the expected loss recognized when such loans are repurchased, which include first and second trust deed loans. If loss reimbursements are made directly to the investor, the reserve for loss on repurchased loans is charged for the reimbursement losses incurred. See Note 14 for additional information.

Reserve for Unfunded Loan Commitments: The reserve for unfunded loan commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The reserve for unfunded loan commitments includes factors that are consistent with ALLL methodology using the expected loss factors and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded loan commitments are reported as a component of All Other Expense on the Consolidated Statements of Operations.
Deferred Financing Costs: Deferred financing costs associated with the Company’s senior notes and junior subordinated amortizing notes (Amortizing Notes) are included in Long-Term Debt, Net on the Consolidated Statements of Financial Condition. The deferred financing costs are being amortized on a basis that approximates a level yield method over the 8 year term of the senior notes. On May 15, 2017, the Company made the final installment payment on the Amortizing Notes and there were no outstanding Amortizing Notes at December 31, 2017. The deferred financing costs of Amortizing Notes were amortized on a basis that approximates a level yield method over the 5 year term. See Note 12 for additional information.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 22 for additional information.
Stock-Based Compensation: Compensation cost is recognized for stock options, restricted stock awards and units, and stock appreciation rights issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and stock appreciation rights, while the market price of the Company’s voting common stock at the date of grant is used for restricted stock awards and units. Generally, compensation cost is recognized over the required service period, defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. See Note 18 for additional information.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of December 31, 2017, the Company had a net deferred tax asset of $31.1 million, with no valuation allowance and the Company had a net deferred tax asset of $10.0 million, with no valuation allowance as of December 31, 2016.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2014. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2013; other state income and franchise tax statutes of limitations vary by state.
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment. The Company had unrecognized tax benefits of $1.0 million and $0 at December 31, 2017 and 2016, respectively. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at December 31, 2017 and 2016. See Note 13 for additional information.
Earnings Per Common Share: Earnings per common share is computed under the two-class method. Basic EPS is computed by dividing net income allocated to common stockholders by the weighted-average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units (see the discussion of the tangible equity units in Note 18). Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in stock-based payment transactions that contain rights to receive non-forfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 16.
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale and interest rate swap, net of tax, which are recognized as a separate component of stockholders’ equity.

Derivative Instruments: The Company records its derivative instruments at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition in Other Assets and Accrued Expenses and Other Liabilities, respectively, and has elected to present all derivatives with counterparties on a gross basis. For hedged derivatives, the Company records changes in fair value in AOCI on the Consolidated Statements of Financial Condition and records any hedge ineffectiveness in Other Income on the Consolidated Statements of Operations. For non-hedged derivatives, the Company records changes in fair value in Net Revenue on Mortgage Banking Activities or Other Income on the Consolidated Statements of Operations.
Derivative Instruments Related to Mortgage Banking Activities. The Company had no derivative instruments related to mortgage banking activities at December 31, 2017. The Company previously entered into commitments to originate mortgage loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments, or IRLCs). The Company hedged the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. The Company had not formally designated these derivatives as a qualifying hedge relationship and accordingly, accounts for such IRLCs and forward contracts as non-hedged derivatives with changes in fair value recorded to earnings each period. The changes in fair value on these instruments were recorded in Net Revenue on Mortgage Banking Activities in the Statements of Operations of discontinued operations. The estimated fair value is based on current market prices for similar instruments.
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
Foreign Exchange Contracts. The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. The fair value of these instruments is determined at each reporting date based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts. The changes in fair value on these instruments are recorded in Other Income on the Consolidated Statements of Operations.
See Note 15 for additional information regarding derivative instruments.
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
To increase consistency and comparability of fair value measures, ASC Topic 820, "Fair Value Measurement" established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (i) observable inputs that reflect quoted prices in active markets, (ii) inputs other than quoted prices with observable market data, and (iii) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. The Company assesses the valuation hierarchy for each asset or liability measured at the end of each quarter; as a result, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 3.

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
The Company has sold financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to GSE through its mortgage banking activities and other individual or portfolio loans and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the fair value of the consideration received, including cash, originated mortgage servicing rights and other interests in the sold assets, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests retained by the Company are carried at fair value or the lower of cost or fair value.
Loss Contingencies: Loss contingencies, including claims and legal actions are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for. See Note 26 for additional information regarding legal actions.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders.
Fee Revenue: Generally, fee revenue from deposit service charges and loans is recognized when earned, except where collection is uncertain, in which case revenue is recognized when received. As ASU 2014-09 becomes effective in 2018, the Company has evaluated the accounting impact of adopting this guidance. The scope of this guidance explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments such as loans, leases, and securities. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are within the scope of this guidance. The Company identified and reviewed revenue streams within the scope of this guidance, including escrow fees, trust and fiduciary fees, deposit service fees, debit card fees, investment commissions, and gains on sales of OREO, which represent a significant portion of the Company’s noninterest income that falls into the scope of this guidance. Based on its review, the Company determined that this guidance will not require significant changes to the manner in which income from those revenue streams within the scope of ASC 606 is currently recognized.
Marketing Costs: Marketing costs are expensed as incurred.
Adopted Accounting Pronouncements: During the year ended December 31, 2017, the following pronouncement applicable to the Company was adopted:
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This Update was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies, income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. As required, ASU 2016-09 was adopted effective January 1, 2017. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements. See Note 13 for additional information.
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

NOTE 2 – SALES OF BRANCH, SUBSIDIARY AND BUSINESS UNITS
Branch Sale
On September 25, 2015, the Company sold two branches and certain related assets and deposit liabilities to AUB. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both branch locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2015.
The Company also sold certain loans of $40.2 million to AUB as part of the transaction. The Company recognized a gain of $644 thousand from the sale of these loans, which is included in Net Gain on Sale of Loans on the Consolidated Statements of Operations for the year ended December 31, 2015.
The Palisades Group Sale
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group, a wholly owned subsidiary of the Company, to an entity wholly owned by Stephen Kirch and Jack Macdowell who serve as the Chief Executive Officer and Chief Investment Officer of The Palisades Group, respectively. As part of the sale, The Palisades Group issued to the Company a 10 percent, $5.0 million note due May 5, 2018. The Company recognized a gain on sale of subsidiary of $3.7 million on its Consolidated Statements of Operations for the year ended December 31, 2016.
The following table summarizes the calculation of the gain on sale of The Palisades Group recognized:

($ in thousands)	Year Ended December 31, 2016
Consideration received (paid)
Liabilities forgiven by The Palisades Group	$1,862
Liabilities assumed by the Company	(1,078)
The Note	2,370
Aggregate fair value of consideration received	3,154
Less: net assets sold (carrying amount of The Palisades Group)	(540)
Gain on sale of The Palisades Group	$3,694
The Company estimated various potential future cash flow projection scenarios for The Palisades Group and established probability thresholds for each scenario to arrive at a probability weighted cash flow expectation, which was then discounted to yield a fair value of the Note at sale date of $2.4 million.
On September 28, 2016, the Note was paid in full in cash prior to maturity and the Company recognized an additional gain of $2.8 million, which is included in Other Income on the Consolidated Statements of Operations for the year ended December 31, 2016.
Commercial Equipment Finance Business Sale
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit from its Commercial Banking segment to Hanmi. As part of the transaction, Hanmi acquired $217.2 million of equipment leases diversified across the U.S. with concentrations in California, Georgia and Texas. An additional $25.4 million of equipment leases were transferred during December 2016. Hanmi retained most of the Company’s former Commercial Equipment Finance employees. The Company recorded a gain on sale of business unit of $2.6 million in its Consolidated Statements of Operations during the year ended December 31, 2016.
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber. The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling residential mortgage loans. Assets sold to Caliber included MSRs on certain conventional agency residential mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional government SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they remain part of the Company’s ongoing operations.

The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. During the nine months ended December 31, 2017 subsequent to the completion of Banc Home Loan sale on March 30, 2017, the Company recognized an earn-out of $1.1 million in Income from Discontinued Operations on the Consolidated Statements of Operations.
Caliber retains an option to buy out the future earn-out payable to the Company for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber pays the buyout amount. Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The entire transaction resulted in a net gain on disposal of $13.8 million.
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
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

($ in thousands)	Year Ended December 31, 2017
Proceeds from the transaction	$63,054
Compensation expense related to the transaction	(3,500)
Other transaction costs	(3,431)
Net cash proceeds	56,123
Book value of certain assets sold	(2,455)
Book value of MSRs sold	(37,772)
Goodwill	(2,100)
Net gain on disposal	$13,796
The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:
Statements of Financial Condition of Discontinued Operations

	December 31,
($ in thousands)	2017	2016
ASSETS
Loans held-for-sale, carried at fair value (1)	$38,696	$406,338
Loans held-for-sale, carried at lower of cost or fair value	—	295
Servicing rights carried at fair value	—	37,681
Premises, equipment, and capital leases, net	—	2,700
Goodwill	—	2,100
Other assets	204	33,380
Assets of discontinued operations	$38,900	$482,494
LIABILITIES
Accrued expenses and other liabilities (1)	$7,819	$34,480
Liabilities of discontinued operations	$7,819	$34,480

(1)
Includes $7.1 million and $16.5 million of GNMA loans, respectively, that were delinquent more than 90 days and subject to a repurchase option by the Company at December 31, 2017 and 2016, respectively. As such, the Company is deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability recognized in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

Statements of Operations of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Interest income
Loans, including fees	$7,052	$15,128	$12,531
Total interest income	7,052	15,128	12,531
Noninterest income
Net gain on disposal	13,796	—	—
Loan servicing income	1,551	4,752	1,568
Net revenue on mortgage banking activities	42,889	167,024	144,685
Loan brokerage income	164	268	315
All other income	1,707	1,206	(2,097)
Total noninterest income	60,107	173,250	144,471
Noninterest expense
Salaries and employee benefits	38,374	111,771	98,269
Occupancy and equipment	3,964	10,972	11,040
Professional fees	2,546	920	693
Outside Service Fees	5,625	6,063	4,383
Data processing	687	2,522	2,173
Advertising	1,357	3,846	2,689
Restructuring expense	3,794	—	—
All other expenses	3,648	3,367	2,655
Total noninterest expense	59,995	139,461	121,902
Income from discontinued operations before income taxes	7,164	48,917	35,100
Income tax expense	2,929	20,241	14,146
Income (loss) from discontinued operations	$4,235	$28,676	$20,954
Statements of Cash Flows of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Net cash provided by (used in) operating activities	$365,045	$(19,757)	$(80,100)
Net cash provided by investing activities	56,123	—	—
Net cash provided by (used in) discontinued operations	$421,168	$(19,757)	$(80,100)

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at December 31, 2017 and 2016.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of Ginnie Mae loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Therefore, loans held-for-sale subjected to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased or eligible to be repurchased out of Ginnie Mae loan pools, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest.
Derivative Assets and Liabilities:
Derivative Instruments Related to Mortgage Banking Activities. The Company had no derivative instruments related to mortgage banking activities at December 31, 2017. The Company previously entered into IRLCs with prospective residential mortgage borrowers. These commitments were carried at fair value based on the fair value of the underlying mortgage loans which were based on observable market data. The Company adjusted the outstanding IRLCs with prospective borrowers based on an expectation that it would be exercised and the loan would be funded. These commitments were classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company hedged the risk of the overall change in the fair value of loan commitments to borrowers with forward loan sale commitments and trades in to-be-announced (TBA) mortgage-backed securities of GSEs. These forward settling contracts were classified as Level 2, as valuations are based on market observable inputs at December 31, 2016. Fair values of these derivatives were included in assets and liabilities of discontinued operations.
Interest Rate Swaps and Caps. The Company offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.

Foreign Exchange Contracts. The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. The fair value of these instruments is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of these contracts is classified as Level 2. The Company had no foreign exchange contracts at December 31, 2017.
Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for these MSRs. Generally, the value is estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At December 31, 2017, MSRs held-for-sale of $29.8 million were valued based on a market bid adjusted for value associated with early payoffs and paydowns and included as Level 3.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets
Securities available-for-sale:
SBA loan pools securities	$1,058	$—	$1,058	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	476,929	—	476,929	—
Non-agency residential mortgage-backed securities	756	—	756	—
Non-agency commercial mortgage-backed securities	310,511	—	310,511	—
Collateralized loan obligations	1,702,318	—	1,702,318	—
Corporate debt securities	83,897	—	83,897	—
Loans held-for-sale, carried at fair value (1)	105,299	—	6,359	98,940
Mortgage servicing rights (2)	31,852	—	—	31,852
Derivative assets:
Interest rate swaps and caps (3)	1,005	—	1,005	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,033	—	1,033	—

(1)
Includes loans held-for-sale carried at fair value of $38.7 million ($6.4 million at Level 2 and $32.3 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net on the Consolidated Statements of Financial Condition

(3)	Included in Other Assets on the Consolidated Statements of Financial Condition

(4)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets
Securities available-for-sale:
SBA loan pools securities	$1,221	$—	$1,221	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	807,273	—	807,273	—
Non-agency residential mortgage-backed securities	117,177	—	117,177	—
Collateralized loan obligations	1,406,869	—	1,406,869	—
Corporate debt securities	48,948	—	48,948	—
Loans held-for-sale, carried at fair value (1)	416,974	—	358,714	58,260
Mortgage servicing rights (2)	76,121	—	—	76,121
Derivative assets
Interest rate lock commitments (3)	8,317	—	8,317	—
Mandatory forward commitments (3)	8,897	—	8,897	—
Interest rate swaps and caps (4)	707	—	707	—
Foreign exchange contracts (4)	47	—	47	—
Liabilities
Derivative liabilities
Interest rate lock commitments (5)	231	—	231	—
Mandatory forward commitments (5)	1,212	—	1,212	—
Interest rate swaps and caps (6)	655	—	655	—
Foreign exchange contracts (6)	18	—	18	—

(1)
Includes loans held-for-sale carried at fair value of $406.3 million ($348.1 million at Level 2 and $58.3 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net, except for $37.7 million included in Assets of Discontinued Operations, on the Consolidated Statements of Financial Condition

(3)	Included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition

(4)	Included in Other Assets on the Consolidated Statements of Financial Condition

(5)	Included in Liabilities of Discontinued Operations on the Consolidated Statements of Financial Condition

(6)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Mortgage servicing rights (1)
Balance at beginning of period	$76,121	$49,939	$19,082
Transfers in and (out) of Level 3 (2)	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(10,240)	(5,709)	(3,568)
Additions	12,127	49,293	45,263
Sales, paydowns, and other (3)	(46,156)	(17,402)	(10,838)
Balance at end of period	$31,852	$76,121	$49,939
Loans Repurchased or eligible to be repurchased from Ginnie Mae Loan Pools (4)
Balance at beginning of period	$58,260	$18,291	$—
Transfers in and (out) of Level 3 (2)	—	—	1,088
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(781)	216	—
Additions	117,215	51,123	18,555
Sales, settlements, and other	(75,754)	(11,370)	(1,352)
Balance at end of period	$98,940	$58,260	$18,291

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition, of $37.7 million, $22.9 million, and $10.7 million, respectively, in balance at beginning of period, and $0, $37.7 million, and $22.9 million, respectively, in balance at end of period for the years ended December 31, 2017, 2016 and 2015

(2)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer

(3)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the year ended December 31, 2017

(4)
Includes loans repurchased or eligible to be repurchased from Ginnie Mae Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition, of $58.3 million, $18.3 million and $0, respectively, in balance at beginning of period, and $32.3 million, $58.3 million and $18.3 million, respectively, in balance at end of period for the years ended December 31, 2017, 2016 and 2015

Loans repurchased or eligible to be repurchased from Ginnie Mae Loan pools had aggregate unpaid principal balances of $99.7 million and $58.3 million at December 31, 2017 and 2016, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at December 31, 2017 and 2016:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2017
Mortgage servicing rights (1)	$2,059	Discounted cash flow	Discount rate	13.00% to 13.00% (13.00%)
			Prepayment rate	10.04% to 49.97% (16.54%)
December 31, 2016
Mortgage servicing rights (2)	$76,121	Discounted cash flow	Discount rate	9.11% to 15.00% (10.18%)
			Prepayment rate	7.00% to 39.90% (11.84%)

(1)	Excludes MSRs held-for-sale of $29.8 million, which were valued based on a market bid adjusted for value associated with early payoffs and paydowns

(2)	Includes MSRs of $37.7 million of discontinued operations

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at December 31, 2017 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at December 31, 2016 included an expected loss rate of 1.55 percent. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: The Company elected to measure certain SFR mortgage loans held-for-sale under the fair value option. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. The Company also elected to record loans repurchased from GNMA at fair value, as the Company intends to sell them after curing any defects and, accordingly, they are classified as held-for-sale. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans were re-recognized at fair value and offset by a secured borrowing, as the loans were still legally owned by GNMA.
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	December 31,
	2017			2016
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$66,603	$67,415	$(812)	$10,636	$10,606	$30
Non-accrual loans (1)	60,999	61,900	(901)	—	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$38,696	$39,541	$(845)	$406,338	$397,283	$9,055
Non-accrual loans (2)	24,073	24,297	(224)	54,151	54,824	(673)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—

(1)	Includes loans guaranteed by the U.S. government of $54.2 million and $0, respectively, at December 31, 2017 and 2016

(2)	Includes loans guaranteed by the U.S. government of $20.7 million and $43.8 million, respectively, at December 31, 2017 and 2016
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

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Net gains (losses) from fair value changes
Net gain on sale of loans (continuing operations)	$(170)	$29	$67
Net revenue on mortgage banking activities (discontinued operations)	(288)	7,365	11,326
Changes in fair value due to instrument-specific credit risk were insignificant for the years ended December 31, 2017, 2016 and 2015. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations on the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs processes and procedures to monitor and challenge the pricing assumptions and valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation. Only securities held-to-maturity with OTTI are considered to be carried at fair value. The Company had no securities classified as held-to-maturity at December 31, 2017, and the Company did not have any OTTI on securities held-to-maturity at December 31, 2016.
Impaired Loans and Leases: The fair value of impaired loans and leases with specific allocations of the ALLL based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
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
SBA Servicing Assets: SBA servicing assets represent the value associated with servicing SBA loans that have been sold. The fair value for SBA servicing assets is determined through a discounted cash flow analysis that utilizes estimated market yield and projected prepayment speeds as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for SBA servicing assets. SBA servicing assets are accounted for at the lower of cost or market value and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3.
Other Real Estate Owned Assets: OREO assets initially are recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification due to the unobservable inputs used for determining fair value. Only OREO assets with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO assets of $236 thousand, $31 thousand and $38 thousand, respectively, for the years ended December 31, 2017, 2016 and 2015 in All Other Expense on the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets
Impaired loans:
SBA	$174	—	—	$174
Other real estate owned:
Single family residential	1,415	—	—	1,415
December 31, 2016
Assets
Impaired loans:
Single family residential mortgage	$2,956	$—	$—	$2,956
Other real estate owned:
Single family residential	2,502	—	—	2,502
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Impaired loans:
Single family residential mortgage	$(164)	$—	$—
SBA	(200)	—	4
Other consumer	(29)	—	—
Other real estate owned
Single family residential	(284)	(235)	(15)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets
Cash and cash equivalents	$387,699	$387,699	$—	$—	$387,699
Securities available-for-sale	2,575,469	—	2,575,469	—	2,575,469
Federal Home Loan Bank and other bank stock	75,654	—	75,654	—	75,654
Loans held-for-sale (1)	105,765	—	6,866	98,940	105,806
Loans and leases receivable, net of allowance	6,610,074	—	—	6,601,767	6,601,767
Accrued interest receivable	35,355	35,355	—	—	35,355
Derivative assets	1,005	—	1,005	—	1,005
Financial liabilities
Deposits	7,292,903	—	—	7,063,613	7,063,613
Advances from Federal Home Loan Bank	1,695,000	—	1,695,039	—	1,695,039
Long-term debt	172,941	—	180,560	—	180,560
Derivative liabilities	1,033	—	1,033	—	1,033
Accrued interest payable	7,321	7,321	—	—	7,321
December 31, 2016
Financial assets
Cash and cash equivalents	$439,510	$439,510	$—	$—	$439,510
Time deposits in financial institutions	1,000	1,000	—	—	1,000
Securities available-for-sale	2,381,488	—	2,381,488	—	2,381,488
Securities held-to-maturity	884,234	—	899,743	—	899,743
Federal Home Loan Bank and other bank stock	67,842	—	67,842	—	67,842
Loans held-for-sale (2)	704,651	—	652,928	58,260	711,188
Loans and leases receivable, net of allowance	5,994,308	—	—	5,999,791	5,999,791
Accrued interest receivable	36,382	36,382	—	—	36,382
Derivative assets	17,968	—	17,968	—	17,968
Financial liabilities
Deposits	9,142,150	—	—	8,908,406	8,908,406
Advances from Federal Home Loan Bank	490,000	—	490,351	—	490,351
Other borrowings	67,922	—	68,000	—	68,000
Long-term debt	175,378	—	174,006	—	174,006
Derivative liabilities	2,116	—	2,116	—	2,116
Accrued interest payable	4,114	4,114	—	—	4,114

(1)	Includes loans held-for-sale carried at fair value of $38.7 million ($6.4 million at Level 2 and $32.3 million at Level 3) of discontinued operations

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
Federal Home Loan Bank and Other Bank Stock: Federal Home Loan Bank and other bank stock are recorded at cost, which approximates fair value. Ownership of FHLB stock is restricted to member banks, and purchases and sales of these securities are at par value with the issuer (Level 2).
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at amortized cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company did not have any securities held-to-maturity at December 31, 2017.
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
Advances from Federal Home Loan Bank and Other Borrowings: The fair values of advances from FHLB and other borrowings are estimated based on a discounted cash flow approach. The discount rate was derived from the current market rates for borrowings with similar remaining maturities (Level 2).
Long-Term Debt: Fair value of long-term debt is determined by observable data such as market spreads, cash flows, yield curves, credit information, and respective terms and conditions for debt instruments (Level 2).
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$305,918	$2,949	$(1,781)	$307,086
Collateralized loan obligations	338,226	1,461	(61)	339,626
Corporate debt securities	240,090	13,032	(91)	253,031
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$1,221
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	830,682	9	(23,418)	807,273
Non-agency residential mortgage-backed securities	121,397	18	(4,238)	117,177
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Corporate debt securities	48,574	482	(108)	48,948
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
During the year ended December 31, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its held-to-maturity securities to available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million at the time of the transfer, June 30, 2017. Due to the transfer, the Company’s ability to assert that it has both the intent and ability to hold debt securities to maturity will be limited for the foreseeable future.

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

	December 31, 2017
($ in thousands)	Amortized Cost	Fair Value
Maturity:
Within one year	$—	$—
One to five years	—	—
Five to ten years	76,714	83,897
Greater than ten years	—	—
Mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities	2,490,679	2,491,572
Total	$2,567,393	$2,575,469
At December 31, 2017 and 2016, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Gross realized gains on sales and calls of securities available-for-sale	$14,768	$30,919	$3,260
Gross realized losses on sales and calls of securities available-for-sale	—	(1,514)	(2)
Net realized gains on sales and calls of securities available-for-sale	$14,768	$29,405	$3,258
Proceeds from sales and calls of securities available-for-sale	$1,500,459	$4,148,003	$989,786
Tax expense on sales and calls of securities available-for-sale	$6,180	$12,218	$1,368
Investment securities with carrying values of $564.4 million and $581.8 million as of December 31, 2017 and 2016, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$4,880	$(35)	$470,092	$(15,301)	$474,972	$(15,336)
Non-agency residential mortgage-backed securities	—	—	148	(1)	148	(1)
Collateralized loan obligations	104,334	(266)	—	—	104,334	(266)
Total securities available-for-sale	$109,214	$(301)	$470,240	$(15,302)	$579,454	$(15,603)
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$60,221	$(1,781)	$—	$—	$60,221	$(1,781)
Collateralized loan obligations	10,056	(6)	56,095	(55)	66,151	(61)
Corporate debt securities	9,907	(91)	—	—	9,907	(91)
Total securities held-to-maturity	$80,184	$(1,878)	$56,095	$(55)	$136,279	$(1,933)
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$—	$1,221	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	805,803	(23,410)	760	(8)	806,563	(23,418)
Non-agency residential mortgage-backed securities	116,216	(4,238)	230	—	116,446	(4,238)
Collateralized loan obligations	187,592	(674)	—	—	187,592	(674)
Corporate debt securities	—	—	3,530	(108)	3,530	(108)
Total securities available-for-sale	$1,110,832	$(28,322)	$4,520	$(116)	$1,115,352	$(28,438)
The Company did not record OTTI for investment securities for the years ended December 31, 2017, 2016 and 2015.
At December 31, 2017, the Company’s securities available-for-sale portfolio consisted of 191 securities, 33 of which were in an unrealized loss position. At December 31, 2016, the Company’s securities available-for-sale portfolio consisted of 161 securities, 59 of which were in an unrealized loss position and securities held-to-maturity consisted of 87 securities, 15 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of December 31, 2017, the Company believed there was no OTTI and did not have the intent to sell its securities in an unrealized loss position and it is not likely that it will be required to sell these securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of December 31, 2017, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

($ in thousands)	NTM Loans	Traditional Loans and Leases	Total NTM and Traditional Loans and Leases	PCI Loans	Total Loans and Leases Receivable
December 31, 2017
Commercial:
Commercial and industrial	$—	$1,701,951	$1,701,951	$—	$1,701,951
Commercial real estate	—	717,415	717,415	—	717,415
Multifamily	—	1,816,141	1,816,141	—	1,816,141
SBA	—	78,699	78,699	—	78,699
Construction	—	182,960	182,960	—	182,960
Lease financing	—	13	13	—	13
Consumer:
Single family residential mortgage	721,158	1,252,294	1,973,452	—	1,973,452
Green Loans (HELOC) - first liens	82,197	—	82,197	—	82,197
Green Loans (HELOC) - second liens	3,578	—	3,578	—	3,578
Other consumer	—	103,001	103,001	—	103,001
Total loans and leases	$806,933	$5,852,474	$6,659,407	$—	$6,659,407
Percentage to total loans and leases	12.1%	87.9%	100.0%	—%	100.0%
Allowance for loan and lease losses					(49,333)
Loans and leases receivable, net					$6,610,074
December 31, 2016
Commercial:
Commercial and industrial	$—	$1,518,200	$1,518,200	$4,760	$1,522,960
Commercial real estate	—	728,777	728,777	1,182	729,959
Multifamily	—	1,365,262	1,365,262	—	1,365,262
SBA	—	71,168	71,168	2,672	73,840
Construction	—	125,100	125,100	—	125,100
Lease financing	—	379	379	—	379
Consumer:
Single family residential mortgage	794,120	1,091,829	1,885,949	133,212	2,019,161
Green Loans (HELOC) - first liens	87,469	—	87,469	—	87,469
Green Loans (HELOC) - second liens	3,559	—	3,559	—	3,559
Other consumer	—	107,063	107,063	—	107,063
Total loans and leases	$885,148	$5,007,778	$5,892,926	$141,826	$6,034,752
Percentage to total loans and leases	14.7%	83.0%	97.7%	2.3%	100.0%
Allowance for loan and lease losses					(40,444)
Loans and leases receivable, net					$5,994,308

Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2017 and 2016, the NTM loans totaled $806.9 million, or 12.1 percent of total loans and leases, and $885.1 million, or 14.7 percent of total loans and leases, respectively. The total NTM portfolio decreased by $78.2 million, or 8.8 percent, during the year ended December 31, 2017.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2017			2016
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	101	$82,197	10.2%	107	$87,469	9.9%
Interest only - first liens	468	717,484	88.9%	522	784,364	88.6%
Negative amortization	11	3,674	0.5%	22	9,756	1.1%
Total NTM - first liens	580	803,355	99.6%	651	881,589	99.6%
Green Loans (HELOC) - second liens	12	3,578	0.4%	12	3,559	0.4%
Total NTM - second liens	12	3,578	0.4%	12	3,559	0.4%
Total NTM loans	592	806,933	100.0%	663	885,148	100.0%
Total loans and leases		$6,659,407			$6,034,752
Percentage to total loans and leases		12.1%			14.7%
Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only for a 15-year term with a balloon payment due at maturity. At December 31, 2017 and 2016, Green Loans totaled $85.8 million and $91.0 million, respectively. At December 31, 2017 and 2016, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest Only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2017 and 2016, Interest Only loans totaled $717.5 million and $784.4 million, respectively. At December 31, 2017 and 2016, $1.2 million and $467 thousand of the Interest Only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $3.7 million and $9.8 million at December 31, 2017 and 2016, respectively. The Company discontinued origination of negative amortization loans in 2007. At December 31, 2017 and 2016, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
The Company proactively manages the NTM portfolio by performing detailed analyses on the portfolio. The Company’s IARC meets at least quarterly to review the loans classified as special mention, substandard, or doubtful and determines whether a suspension or reduction in credit limit is warranted. If a line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.
On the interest only loans, the Company projects future payment changes to determine if there will be a material increase in the required payment and then monitors the loans for possible delinquency. Individual loans are monitored for possible downgrading of risk rating.
Non-Traditional Mortgage Performance Indicators
The following table presents the Company’s Green Loans first lien portfolio at December 31, 2017 by FICO scores that were obtained during the quarter ended December 31, 2017, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2016:

	December 31, 2017
	By FICO Scores Obtained During the Quarter Ended December 31, 2017			By FICO Scores Obtained During the Quarter Ended December 31, 2016			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO score
800+	12	$7,737	9.4%	15	$9,091	11.1%	(3)	$(1,354)	(1.7)%
700-799	57	42,397	51.6%	50	38,486	46.8%	7	3,911	4.8%
600-699	23	23,467	28.5%	28	27,420	33.3%	(5)	(3,953)	(4.8)%
<600	5	4,691	5.7%	1	1,800	2.2%	4	2,891	3.5%
No FICO score	4	3,905	4.8%	7	5,400	6.6%	(3)	(1,495)	(1.8)%
Total	101	$82,197	100.0%	101	$82,197	100.0%	—	$—	—%

Loan to Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
December 31, 2017
< 61	60	$51,241	62.3%	242	$407,810	56.8%	9	$2,826	76.9%	311	$461,877	57.5%
61-80	33	25,072	30.5%	220	300,500	41.9%	2	848	23.1%	255	326,420	40.6%
81-100	8	5,884	7.2%	6	9,174	1.3%	—	—	—%	14	15,058	1.9%
> 100	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	101	$82,197	100.0%	468	$717,484	100.0%	11	$3,674	100.0%	580	$803,355	100.0%
December 31, 2016
< 61	45	$39,105	44.7%	196	$336,744	42.9%	16	$7,043	72.2%	257	$382,892	43.4%
61-80	52	41,732	47.7%	306	434,269	55.4%	6	2,713	27.8%	364	478,714	54.3%
81-100	10	6,632	7.6%	8	8,828	1.1%	—	—	—%	18	15,460	1.8%
> 100	—	—	—%	12	4,523	0.6%	—	—	—%	12	4,523	0.5%
Total	107	$87,469	100.0%	522	$784,364	100.0%	22	$9,756	100.0%	651	$881,589	100.0%

Allowance for Loan and Lease Losses
The Company has established credit risk management processes that include regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees who may not be able to fulfill the contractual payment requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partial or full charge-off of the principal balance. The Company maintains the ALLL at a level that is considered adequate to cover the estimated inherent risks in the loan and lease portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated inherent risks. The estimated funding of the loan commitments and credit risk factors determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At December 31, 2017 and 2016, the reserve for unfunded loan commitments was $3.7 million and $2.4 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to perform periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process. During the three months ended March 31, 2017, the Company, as part of its continuous evaluation of the ALLL methodology and assumptions, determined that it was appropriate to change from a rolling 28-quarter look-back period to a cumulative look-back period with a pegged (fixed) starting point (the quarter ended March 31, 2008). The Company believes that an extended period of observed credit loss stability warranted the review of a longer historical period that captured a full credit cycle. Accordingly, as of December 31, 2017, the Company's look-back period was extended to 39-quarters. The Company further enhanced the methodology in the areas of qualitative adjustments and loan segmentation during the second quarter of 2017, and performed an annual update of the loss emergence period during the third quarter of 2017. These updates were designed to be systematic, transparent, and repeatable. The annual update of the loss emergence period resulted in an increase of $1.9 million in the ALLL at September 30, 2017. The updates on qualitative adjustments and loan segmentation did not have a material impact.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of year	$40,444	$35,533	$29,480
Loans and leases charged-off	(5,581)	(2,618)	(1,942)
Recoveries of loans and leases previously charged off	771	2,258	526
Provision for loan and lease losses	13,699	5,271	7,469
Balance at end of year	$49,333	$40,444	$35,533

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2017:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at December 31, 2016	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Charge-offs	(1,730)	(113)	—	(625)	(29)	—	(2,806)	(278)	(5,581)
Recoveries	54	—	—	422	—	32	1	262	771
Provision	8,372	(383)	1,889	965	1,332	(38)	1,726	(164)	13,699
Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Individually evaluated for impairment	$498	$—	$—	$435	$—	$—	$277	$7	$1,217
Collectively evaluated for impairment	13,782	4,971	13,265	1,266	3,318	—	10,719	795	48,116
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending ALLL	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Loans and leases:
Individually evaluated for impairment	$3,582	$—	$—	$944	$—	$—	$14,699	$4,825	$24,050
Collectively evaluated for impairment	1,698,369	717,415	1,816,141	77,755	182,960	13	2,040,950	101,754	6,635,357
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total loans and leases	$1,701,951	$717,415	$1,816,141	$78,699	$182,960	$13	$2,055,649	$106,579	$6,659,407

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2016:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$35,533
Charge-offs	(166)	(414)	—	—	—	(974)	(1,057)	(7)	(2,618)
Recoveries	225	807	169	500	—	283	248	26	2,258
Provision	1,675	822	5,195	(244)	485	(1,498)	(970)	(194)	5,271
Balance at December 31, 2016	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$243	$—	$243
Collectively evaluated for impairment	7,584	5,462	11,376	920	2,015	6	11,752	982	40,097
Acquired with deteriorated credit quality	—	5	—	19	—	—	80	—	104
Total ending ALLL	$7,584	$5,467	$11,376	$939	$2,015	$6	$12,075	$982	$40,444
Loans and leases:
Individually evaluated for impairment	$2,429	$—	$—	$—	$—	$—	$10,629	$294	$13,352
Collectively evaluated for impairment	1,515,771	728,777	1,365,262	71,168	125,100	379	1,962,789	110,328	5,879,574
Acquired with deteriorated credit quality	4,760	1,182	—	2,672	—	—	133,212	—	141,826
Total loans and leases	$1,522,960	$729,959	$1,365,262	$73,840	$125,100	$379	$2,106,630	$110,622	$6,034,752

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	December 31,
	2017			2016
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
With no related allowance recorded:
Commercial:
Commercial and industrial	$471	$453	$—	$2,478	$2,429	$—
SBA	342	335	—	—	—	—
Consumer:
Single family residential mortgage	7,521	7,553	—	8,865	8,887	—
Other consumer	4,664	4,663	—	294	294	—
With an allowance recorded:
Commercial:
Commercial and industrial	3,146	3,129	498	—	—	—
SBA	635	609	435	—	—	—
Consumer:
Single family residential mortgage	7,090	7,146	277	1,772	1,742	243
Other consumer	157	162	7	—	—	—
Total	$24,026	$24,050	$1,217	$13,409	$13,352	$243

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Year Ended December 31,
	2017			2016			2015
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial:
Commercial and industrial	$1,034	$—	$—	$3,490	$183	$208	$6,750	$305	$302
Commercial real estate	—	—	—	148	24	24	353	37	37
Multifamily	—	—	—	—	—	—	395	13	15
SBA	357	—	—	—	—	—	7	2	—
Construction	382	—	—	—	—	—	—	—	—
Lease Financing	19	—	—	—	—	—	—	—	—
Consumer:
Single family residential mortgage	12,611	199	182	27,150	862	835	25,093	869	885
Other consumer	1,757	8	8	294	8	9	424	12	13
Total	$16,158	$207	$190	$31,081	$1,077	$1,076	$33,022	$1,238	$1,252

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2017, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2017
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$3,353	$1,587	$1,171	$6,111	$715,047	$721,158
Green Loans (HELOC) - first liens	5,707	292	—	5,999	76,198	82,197
Green Loans (HELOC) - second liens	—	—	—	—	3,578	3,578
Other consumer	—	—	—	—	—	—
Total NTM loans	9,060	1,879	1,171	12,110	794,823	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	136	3,595	948	4,679	1,697,272	1,701,951
Commercial real estate	—	—	—	—	717,415	717,415
Multifamily	—	—	—	—	1,816,141	1,816,141
SBA	3,578	—	1,319	4,897	73,802	78,699
Construction	—	—	—	—	182,960	182,960
Lease financing	—	—	—	—	13	13
Consumer:
Single family residential mortgage	6,862	3,370	6,012	16,244	1,236,050	1,252,294
Other consumer	3,194	413	92	3,699	99,302	103,001
Total traditional loans and leases	13,770	7,378	8,371	29,519	5,822,955	5,852,474
PCI loans:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Total PCI loans	—	—	—	—	—	—
Total loans and leases	$22,830	$9,257	$9,542	$41,629	$6,617,778	$6,659,407

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2016, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2016
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$4,193	$—	$467	$4,660	$789,460	$794,120
Green Loans (HELOC) - first liens	—	—	—	—	87,469	87,469
Green Loans (HELOC) - second liens	—	—	—	—	3,559	3,559
Other consumer	—	—	—	—	—	—
Total NTM loans	4,193	—	467	4,660	880,488	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	412	463	3,385	4,260	1,513,940	1,518,200
Commercial real estate	—	—	—	—	728,777	728,777
Multifamily	—	—	—	—	1,365,262	1,365,262
SBA	15	2	482	499	70,669	71,168
Construction	1,529	—	—	1,529	123,571	125,100
Lease financing	—	—	109	109	270	379
Consumer:
Single family residential mortgage	11,225	1,345	9,393	21,963	1,069,866	1,091,829
Other consumer	10,023	933	382	11,338	95,725	107,063
Total traditional loans and leases	23,204	2,743	13,751	39,698	4,968,080	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	—	156	156	4,604	4,760
Commercial real estate	—	—	—	—	1,182	1,182
SBA	300	232	328	860	1,812	2,672
Consumer:
Single family residential mortgage	10,483	4,063	2,093	16,639	116,573	133,212
Total PCI loans	10,783	4,295	2,577	17,655	124,171	141,826
Total loans and leases	$38,180	$7,038	$16,795	$62,013	$5,972,739	$6,034,752

Non-accrual Loans and Leases
The following table presents the composition of non-accrual loans and leases, excluding PCI loans, as of the dates indicated:

	December 31,
	2017			2016
($ in thousands)	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
Commercial:
Commercial and industrial	$—	$3,723	$3,723	$—	$3,544	$3,544
SBA	—	1,781	1,781	—	619	619
Lease financing	—	—	—	—	109	109
Consumer:
Single family residential mortgage	1,171	8,176	9,347	467	9,820	10,287
Other consumer	—	4,531	4,531	—	383	383
Total	$1,171	$18,211	$19,382	$467	$14,475	$14,942
At December 31, 2017 and 2016, none of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At December 31, 2017 and 2016, the Company's SFR mortgage loans of $4.3 million and $2.2 million, respectively, were in the process of foreclosure.
Troubled Debt Restructurings
A modification of a loan constitutes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of the loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	December 31,
	2017			2016
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$2,675	$2,675	$—	$—	$—
Consumer:
Single family residential mortgage	471	2,653	3,124	853	1,440	2,293
Green Loans (HELOC) - first liens	2,228	—	2,228	2,240	—	2,240
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$2,993	$5,328	$8,321	$3,387	$1,440	$4,827
The Company did not have any commitments to lend to customers with outstanding loans that were classified as troubled debt restructurings as of December 31, 2017 and 2016.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2017			2016			2015
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$2,706	$2,706	—	—	$—	$—	$—	$—
Consumer:
Single family residential mortgage	3	$2,416	$2,433	42	$10,278	$10,273	13	$4,571	$4,493
Other consumer	—	—	—	—	—	—	1	261	259
Total	4	$5,122	$5,139	42	10,278	$10,273	$14	$4,832	$4,752
For the years ended December 31, 2017, 2016, and 2015, there were no loans and leases that were modified as TDRs during the past 12 months that had subsequent payment defaults during the periods.
The following table summarizes the TDRs by modification type for the periods indicated:

	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Chapter 7 Bankruptcy		Other		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Year ended December 31, 2017
Commercial:
Commercial and industrial	—	$—	1	$2,706	—	$—	—	$—	—	$—	1	$2,706
Consumer:
Single family residential mortgage	2	1,290	1	1,143	—	—	—	—	—	—	3	2,433
Total	2	$1,290	2	$3,849	—	$—	—	$—	—	$—	4	$5,139
Year ended December 31, 2016
Consumer:
Single family residential mortgage	34	$8,622	4	$780	2	$146	1	$519	1	$206	42	$10,273
Total	34	$8,622	4	$780	2	$146	1	$519	1	$206	42	$10,273
Year ended December 31, 2015
Consumer:
Single family residential mortgage	—	$—	—	$—	—	$—	13	$4,493	—	$—	13	$4,493
Other consumer	—	—	—	—	—	—	1	259	—	—	1	259
Total	—	$—	—	$—	—	$—	14	$4,752	—	$—	14	$4,752

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

The following table presents the risk categories for total loans and leases as of December 31, 2017:

	December 31, 2017
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
NTM loans:
Single family residential mortgage	$719,182	$805	$1,171	$—	$—	$721,158
Green Loans (HELOC) - first liens	81,407	790	—	—	—	82,197
Green Loans (HELOC) - second liens	3,578	—	—	—	—	3,578
Other consumer	—	—	—	—	—	—
Total NTM loans	804,167	1,595	1,171	—	—	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	1,651,628	33,376	16,947	—	—	1,701,951
Commercial real estate	713,131	—	4,284	—	—	717,415
Multifamily	1,815,601	540	—	—	—	1,816,141
SBA	72,417	1,555	4,621	106	—	78,699
Construction	182,960	—	—	—	—	182,960
Lease financing	13	—	—	—	—	13
Consumer:
Single family residential mortgage	1,240,866	2,282	9,146	—	—	1,252,294
Other consumer	98,030	422	4,549	—	—	103,001
Total traditional loans and leases	5,774,646	38,175	39,547	106	—	5,852,474
PCI loans:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Total PCI loans	—	—	—	—	—	—
Total loans and leases	$6,578,813	$39,770	$40,718	$106	$—	$6,659,407

The following table presents the risk categories for total loans and leases as of December 31, 2016:

	December 31, 2016
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
NTM loans:
Single family residential mortgage	$792,179	$1,474	$467	$—	$—	$794,120
Green Loans (HELOC) - first liens	85,460	2,009	—	—	—	87,469
Green Loans (HELOC) - second liens	3,559	—	—	—	—	3,559
Other consumer	—	—	—	—	—	—
Total NTM loans	881,198	3,483	467	—	—	885,148
Traditional loans and leases:
Commercial:
Commercial and industrial	1,508,636	844	8,642	78	—	1,518,200
Commercial real estate	725,861	1,350	1,566	—	—	728,777
Multifamily	1,365,262	—	—	—	—	1,365,262
SBA	70,508	—	660	—	—	71,168
Construction	123,571	1,529	—	—	—	125,100
Lease financing	270	—	109	—	—	379
Consumer:
Single family residential mortgage	1,080,664	950	10,215	—	—	1,091,829
Other consumer	106,632	48	383	—	—	107,063
Total traditional loans and leases	4,981,404	4,721	21,575	78	—	5,007,778
PCI loans:
Commercial:
Commercial and industrial	—	4,056	704	—	—	4,760
Commercial real estate	1,182	—	—	—	—	1,182
SBA	1,268	—	1,404	—	—	2,672
Consumer:
Single family residential mortgage	—	—	—	—	133,212	133,212
Total PCI loans	2,450	4,056	2,108	—	133,212	141,826
Total loans and leases	$5,865,052	$12,260	$24,150	$78	$133,212	$6,034,752

Purchases, Sales, and Transfers
The following table presents loans and leases purchased and/or sold by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations or sold in sales of branches and business units, and PCI loans for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
($ in thousands)	Purchases	Sales	Purchases	Sales	Purchases	Sales
Commercial:
Multifamily	$—	$—	$—	$—	$—	$(242,580)
SBA	—	—	—	—	—	(3,599)
Lease financing	—	—	91,247	(19,741)	127,043	—
Consumer:
Single family residential mortgage	—	—	—	(149,413)	49,488	(165,915)
Total	$—	$—	$91,247	$(169,154)	$176,531	$(412,094)
The Company purchased the above loans and leases at a net discount of $0, $0, and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. For the purchased loans and leases disclosed above, the Company did not incur any specific allowances for loan and lease losses during the years ended December 31, 2017, 2016, and 2015. The Company determined that it was probable at acquisition that all contractually required payments would be collected. The sales of loans and leases above exclude the transfer of lease financing totaling $242.7 million in the sale of the Commercial Equipment Finance business unit to Hanmi during the year ended December 31, 2016 and certain loans of $40.2 million sold to AUB as part of the branch sale transaction during the year ended December 31, 2015. See Note 2 for additional information.
The following table presents loans and leases transferred from (to) loans held-for-sale by portfolio segment, excluding loans and leases transferred in connection with sales of branch and business unit, and PCI loans for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
($ in thousands)	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale
Commercial:
Commercial and industrial	$—	$(3,924)	$—	$(1,757)	$—	$—
Commercial real estate	—	(1,329)	—	(2,792)	3,762	—
Multifamily	—	(6,583)	—	(81,780)	—	—
SBA	—	(1,865)	—	—	—	—
Construction	—	(1,528)	—	—	—	—
Consumer:
Single family residential mortgage	88,591	(450,625)	7,115	(105,337)	479,089	—
Total	$88,591	$(465,854)	$7,115	$(191,666)	$482,851	$—

Purchased Credit Impaired Loans
The Company had no PCI loans at December 31, 2017, due mainly to the sale of seasoned SFR mortgage PCI loans during the year ended December 31, 2017. The Company had acquired loans through business combinations and purchases of loan pools for which there was evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of PCI loans as of the dates indicated:

	December 31,
	2017		2016
($ in thousands)	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
Commercial:
Commercial and industrial	$—	$—	$5,029	$4,760
Commercial real estate	—	—	1,613	1,182
SBA	—	—	3,771	2,672
Consumer:
Single family residential mortgage	—	—	153,867	133,212
Total	$—	$—	$164,280	$141,826
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of year	$41,181	$205,549	$92,301
New loans or leases purchased	—	23,568	138,046
Accretion of income	(3,833)	(34,616)	(23,441)
Increase (decrease) in expected cash flows	(225)	(10,650)	19,852
Disposals	(34,886)	(142,670)	(21,209)
Other	(2,237)	—	—
Balance at end of year	$—	$41,181	$205,549
The following table presents PCI loans purchased for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Consumer:
Single family residential mortgage	—	103,799	571,245
Outstanding unpaid principal balance at acquisition	$—	$103,799	$571,245
Cash flows expected to be collected at acquisitions	$—	$114,552	$667,224
Fair value of acquired loans at acquisition	$—	$90,984	$529,178
During the year ended December 31, 2017, the Company transferred seasoned SFR mortgage PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, to loans held-for-sale. The Company transferred these PCI loans at lower of cost or fair value and recorded a charge-off of $274 thousand against its ALLL. All of the transferred seasoned SFR mortgage PCI loans were sold and the Company recognized a net gain on sale of loans of $3.7 million during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company sold PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $606.7 million and $558.0 million, respectively, and recognized a net gain on sale of loans of $19.2 million. During the year ended December 31, 2015, the Company sold PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $52.4 million and $32.5 million, respectively, and recognized a net gain on sale of loans of $9.4 million.

NOTE 6 – PREMISES, EQUIPMENT, AND CAPITAL LEASES, NET
The following table presents the summary of premises, equipment, and capital lease, net, as of the dates indicated:

	December 31,
($ in thousands)	2017	2016
Land	$10,160	$11,130
Building and improvement	110,168	87,393
Furniture, fixtures, and equipment	36,946	45,581
Leasehold improvements	12,807	16,034
Construction in process	175	20,435
Total	170,256	180,573
Less accumulated depreciation	(34,557)	(36,956)
Premises, equipment, and capital lease, net	$135,699	$143,617
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division. The transaction included net book values of $1.7 million of furniture, fixtures, and equipment and $748 thousand of leasehold improvements at the transaction date.
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
On June 25, 2015, the Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses on the Consolidated Statements of Operations for the year ended December 31, 2015.
During the years ended December 31, 2017 and 2016, the Company recorded an impairment loss of $2.0 million and $595 thousand, respectively, on previously capitalized software projects in All Other Expense on the Consolidated Statements of Operations. There were no impairment losses on premises, equipment, and capital leases for the years ended December 31, 2015.
The Company recognized depreciation expense of $12.4 million, $11.7 million and $9.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company leases certain equipment under capital leases. Capital leases totaled $1.5 million and $1.4 million at December 31, 2017 and 2016, respectively. The capital lease arrangements require monthly payments through 2020.
The Company leases certain properties under operating leases. Total rent expense for the years ended December 31, 2017, 2016, and 2015 amounted to $11.0 million, $16.8 million and $16.4 million, respectively. Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2017 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.
The following table presents the future commitments under operating leases and capital leases as of December 31, 2017:

($ in thousands)	2018	2019	2020	2021	2022 and After	Total
Commitments under operating leases	$6,833	$5,651	$5,175	$3,576	$7,189	$28,424
Commitments under capital lease	527	503	430	—	—	1,460
Total	$7,360	$6,154	$5,605	$3,576	$7,189	$29,884

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
The following table presents a composition of total income from servicing rights, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Servicing fees for sold loans with servicing retained	$19,642	$23,117	$11,739
Losses on the fair value and runoff of servicing rights	(17,066)	(17,732)	(8,765)
Total income from servicing rights	$2,576	$5,385	$2,974
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
The following table presents a composition of servicing rights as of the dates indicated:

	December 31,
($ in thousands)	2017	2016
Mortgage servicing rights, at fair value	$31,852	$76,121
SBA servicing rights, at cost	1,856	1,496
Total	$33,708	$77,617
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at December 31, 2017 and 2016 was $3.94 billion and $7.58 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $17.8 million and $34.2 million at December 31, 2017 and 2016, respectively. The reductions in these balances were principally driven by the sale of $37.8 million of MSRs during the year ended December 31, 2017 as a part of discontinued operations.
Mortgage Servicing Rights
At December 31, 2017, MSRs held-for-sale of $29.8 million were valued based on a market bid adjusted for value associated with early payoffs and paydowns and included as Level 3 fair value. The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs, other than the MSRs held-for-sale, as of the dates indicated:

	December 31,
($ in thousands)	2017	2016
Fair value of retained MSRs	$2,059	$76,121
Discount rate	13.00%	10.18%
Constant prepayment rate	16.54%	11.84%
Weighted-average life	5.07 years	6.50 years

The following table presents activity in the MSRs for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of year	$76,121	$49,939	$19,082
Additions	12,127	49,293	45,263
Changes in fair value resulting from valuation inputs or assumptions	(10,240)	(5,709)	(3,568)
Sales of servicing rights (1)	(39,345)	(5,382)	(5,862)
Other—loans paid off	(6,811)	(12,020)	(4,976)
Balance at end of year	$31,852	$76,121	$49,939
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the year ended December 31, 2017.
SBA Servicing Rights
The Company used a discount rate of 8.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of year	$1,496	$788	$484
Additions	761	877	597
Amortization, including prepayments	(318)	(157)	(71)
Impairment	(83)	(12)	(222)
Balance at end of year	$1,856	$1,496	$788
NOTE 8 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of year	$2,502	$1,097	$423
Additions	3,086	3,269	1,598
Sales and net direct write-downs	(3,556)	(1,833)	(886)
Net change in valuation allowance	(236)	(31)	(38)
Balance at end of year	$1,796	$2,502	$1,097
The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of year	$6	$70	$32
Additions	242	31	38
Net direct write-downs and removals from sale	(6)	(95)	—
Balance at end of year	$242	$6	$70
The following table presents expenses related to foreclosed assets included in All Other Expense on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Net (loss) gain on sales	$(48)	$(96)	$23
Operating expenses, net of rental income	(51)	(108)	—
Total	$(99)	$(204)	$23
The Company did not provide loans to finance the purchase of its OREO properties during the years ended December 31, 2017, 2016 or 2015.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At December 31, 2017 and 2016, the Company had goodwill of $37.1 million and $39.2 million, respectively. The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Goodwill balance at beginning of the year	$39,244	$39,244	$31,591
Goodwill adjustments for purchase accounting	—	—	7,653
Goodwill adjustments for discontinued operations	(2,100)	—	—
Goodwill balance at end of year	$37,144	$39,244	$39,244
Accumulated impairment losses at end of year	$2,100	$—	$—
Goodwill was allocated between the Commercial Banking and Mortgage Banking segments using a relative fair value approach in connection with the Company's realignment of segment reporting at December 31, 2014. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2016. During the year ended December 31, 2017, the Company discontinued its mortgage banking operations and wrote off goodwill of $2.1 million, which was previously allocated to its Mortgage Banking segment, against the gain on disposal of discontinued operations. See Note 2 for additional information.
During the year ended December 31, 2015, the Company made goodwill adjustments of $7.7 million related to the finalization of accounting adjustments for the BPNA Branch Acquisition, which was completed on November 8, 2014.
The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test (Step 0) as of August 31, 2017 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of December 31, 2017, the weighted-average remaining amortization period for core deposit intangibles was approximately 6.0 years. The following table presents a summary of other intangible assets as of the dates indicated:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2017
Core deposit intangibles	$30,904	$21,551	$9,353
December 31, 2016
Core deposit intangibles	$30,904	$17,656	$13,248
Customer relationship intangible	670	391	279
Trade name intangibles	90	—	90
The Company recorded impairment on intangible assets of $336 thousand, $690 thousand, and $258 thousand for the years ended December 31, 2017, 2016, and 2015, respectively. During the year ended December 31, 2017, the Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired by the Company in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which is the Bank's wholly owned subsidiary and which the Bank acquired in 2013. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on noninterest-bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB. The impairment losses recognized related to intangible assets are recorded in Impairment on Intangible Assets on the Consolidated Statements of Operations.
Aggregate amortization of intangible assets was $3.9 million, $4.9 million and $5.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The following table presents estimated future amortization expenses as of December 31, 2017:

($ in thousands)	2018	2019	2020	2021	2022 and After	Total
Estimated future amortization expense	$3,007	$2,195	$1,518	$1,081	$1,552	$9,353

NOTE 10 – DEPOSITS
The following table presents the components of deposits as of the dates indicated:

	December 31,
($ in thousands)	2017	2016
Noninterest-bearing deposits	$1,071,608	$1,282,629
Interest-bearing deposits
Interest-bearing demand deposits	2,089,016	2,048,839
Money market accounts	1,146,859	2,731,314
Savings accounts	1,059,628	1,118,175
Certificates of deposit of $250,000 or less	1,365,452	1,550,235
Certificates of deposit of more than $250,000	560,340	410,958
Total interest-bearing deposits	6,221,295	7,859,521
Total deposits	$7,292,903	$9,142,150
The aggregate amount of deposits reclassified as loans, such as overdrafts, was $978 thousand and $587 thousand, respectively, at December 31, 2017 and 2016.
The Company had California State Treasurer’s deposits of $250.0 million, and accrued interests on these deposits, in certificates of deposit of more than $250,000 at December 31, 2017 and 2016. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2017 and 2016, the Company provided letters of credit of $275.0 million through the FHLB of San Francisco as collateral for the California State Treasurer’s deposits. In addition, the Company had other public deposits of $4.0 million and $30.6 million, respectively, at December 31, 2017 and 2016. Securities with carrying values of $32.7 million and $34.7 million, respectively, were pledged as collateral for these deposits, at December 31, 2017 and 2016.
At December 31, 2017 and 2016, the Company had brokered deposits of $1.46 billion and $2.25 billion, respectively. The following table presents a summary of brokered deposits:

	December 31,
($ in thousands)	2017	2016
Interest-bearing demand deposits	$8,751	$8,587
Money market accounts	532,047	1,031,598
Certificates of deposit of $250,000 or less	915,623	1,207,053
Certificates of deposit of more than $250,000	—	744
Total brokered deposits	$1,456,421	$2,247,982
The following table presents scheduled maturities of certificates of deposit as of December 31, 2017:

($ in thousands)	2018	2019	2020	2021	2022 and After	Total
Certificates of deposit of $250,000 or less	$1,275,449	$79,600	$5,615	$1,401	$3,387	$1,365,452
Certificates of deposit of more than $250,000	484,034	67,822	5,340	2,394	750	560,340
Total certificates of deposit	$1,759,483	$147,422	$10,955	$3,795	$4,137	$1,925,792

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At December 31, 2017, $550.0 million of the Bank's advances from FHLB were fixed rate and had interest rates ranging from 1.23 percent to 3.00 percent with a weighted-average interest rate of 2.02 percent, and $1.15 billion of the Bank's advances from FHLB were variable rate and had a weighted-average interest rate of 1.40 percent from the FHLB. At December 31, 2016, $150.0 million of the Bank’s advances from the FHLB were fixed rate and had interest rates ranging from 0.69 percent to 1.61 percent with a weighted-average interest rate of 1.02 percent, and $340.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted-average interest rate of 0.52 percent. The following table presents contractual maturities by year of the Bank's advances as of December 31, 2017:

($ in thousands)	2018	2019	2020	2021	2022 and After	Total
Fixed rate	$125,000	$125,000	$100,000	$100,000	$100,000	$550,000
Variable rate	1,145,000	—	—	—	—	1,145,000
Total	$1,270,000	$125,000	$100,000	$100,000	$100,000	$1,695,000
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2017 and 2016, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.90 billion and $3.27 billion, respectively, and securities with carrying values of $405.6 million and $321.0 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $48.7 million and $41.9 million, respectively, at December 31, 2017 and 2016. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $873.1 million at December 31, 2017.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2017	2016	2015
Weighted-average interest rate at end of year	1.60%	0.67%	0.40%
Average interest rate during the year	1.23%	0.49%	0.38%
Average balance	$1,054,978	$1,153,208	$553,162
Maximum amount outstanding at any month-end	$1,695,000	$1,990,000	$1,355,000
Balance at end of year	$1,695,000	$490,000	$930,000
The Bank maintained a line of credit of $63.2 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $101.2 million with no outstanding borrowings at December 31, 2017. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at December 31, 2017.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at December 31, 2017 and 2016. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at Banc of California, Inc. with an unaffiliated financial institution. The line had a maturity date of July 17, 2017 and a floating interest rate equal to a LIBOR rate plus 2.25 percent or the Prime Rate. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line. The proceeds of the line were used for working capital purposes.

NOTE 12 – LONG-TERM DEBT
The following table presents the Company's long-term debts as of the dates indicated:

	December 31,
	2017		2016
($ in thousands)	Par Value	Discount	Par Value	Discount
5.25% senior notes due April 15, 2025	$175,000	$(2,059)	$175,000	$(2,281)
7.50% junior subordinated amortizing notes due May 15, 2017	—	—	2,684	(25)
Total	$175,000	$(2,059)	$177,684	$(2,306)
Senior Notes
On April 6, 2015, the Company completed the issuance and sale of $175.0 million aggregate principal amount of its 5.25 percent senior notes due April 15, 2025 (the Senior Notes). Net proceeds after discounts were approximately $172.8 million.
The Senior Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Company makes interest payments on the Senior Notes semi-annually in arrears. The Company may, at its option, on or after January 15, 2025 (i.e., 90 days prior to the maturity date of the Senior Notes), redeem the Senior Notes in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the Supplemental Indenture and together with the Base Indenture, the Indenture). The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.
On April 15, 2016, the Company completed the redemption of all of its outstanding 7.50 percent senior notes due April 15, 2020 at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company recognized a debt redemption cost of $2.7 million in All Other Expense on the Consolidated Statements of Operations for the year ended December 31, 2016.
Tangible Equity Units - Junior Subordinated Amortizing Notes
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
The Purchase Contracts and Amortizing Notes were accounted for separately. The Purchase Contract component of the TEUs was recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note component was recorded in Long-Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively, at the date of issuance. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the debt component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs was amortized over the term of the Amortizing Notes.
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

NOTE 13 – INCOME TAXES
The following table presents the components of income tax expense (benefit) of continuing operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Current income taxes:
Federal	$(2,215)	$(3,044)	$16,681
State	6,006	11,180	4,088
Total current income tax expense	3,791	8,136	20,769
Deferred income taxes:
Federal	(25,938)	6,699	4,754
State	(4,434)	(1,086)	2,525
Total deferred income tax expense	(30,372)	5,613	7,279
Change in valuation allowance	—	—	—
Income tax expense (benefit)	$(26,581)	$13,749	$28,048
The following table presents a reconciliation of the recorded income tax expense (benefit) of continuing operations to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35.0 percent to earnings or loss before income taxes of continuing operations for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Computed expected income tax expense (benefit) at Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Proportional amortization	5.1%	0.4%	1.1%
Other permanent book-tax differences	(2.1)%	0.2%	(0.1)%
State tax expense, net of federal benefit	3.7%	6.4%	5.9%
Income tax credits	(149.5)%	(33.9)%	(0.9)%
Initial book-tax difference on investments in alternative energy partnership	24.9%	5.8%	—%
Write-off of Goodwill for discontinued operations	2.7%	—%	—%
Bank owned life insurance policies	(3.0)%	(0.8)%	(0.5)%
Equity compensation windfall tax benefits	(7.0)%	—%	—%
Remeasurement from the Tax Cuts and Jobs Act	(7.8)%	—%	—%
Reserve for uncertain tax positions	1.9%	—%	—%
Other, net	(2.7)%	0.6%	0.1%
Effective tax rates	(98.8)%	13.7%	40.6%
The Company’s effective tax rate of continuing operations for the year ended December 31, 2017 was lower than the effective tax rate of continuing operations for the year ended December 31, 2016 due to recognition of an income tax benefit of $2.1 million from remeasurement of the Company’s deferred tax assets and liabilities as a result of the enactment of H.R. 1, originally known as the "Tax Cuts and Jobs Act", an income tax benefit of $2.2 million for excess tax benefits from stock compensation, and tax credits on investments in alternative energy partnerships of $38.2 million, partially offset by tax expense from tax basis reduction of $6.7 million related to investments in alternative energy partnerships for the year ended December 31, 2017. The Company’s effective tax rate of continuing operations for the year ended December 31, 2016 was lower than the effective tax rate of continuing operations for the year ended December 31, 2015 due to the tax credits on investments in alternative energy partnerships of $33.4 million, partially offset by tax expense from tax basis reduction of $5.8 million related to investments in alternative energy partnerships for the year ended December 31, 2016. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnerships. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.

At December 31, 2017, the Company had $2.7 million of available unused federal net operating loss (NOL) carryforwards that may be applied against future taxable income through 2031.Utilization of these NOL carryforwards is subject to annual limitations set forth in Section 382 of the IRC. The tax attributes acquired in the Company's 2012 acquisitions of Beach Business Bank and Gateway Bancorp are subject to an annual IRC Section 382 limitation of $1.3 million and $474 thousand, respectively. In addition, as of December 31, 2017 and 2016, the Company had qualified affordable housing investments tax credit carryforwards of $849 thousand and $0, research credit carryforwards of $320 thousand and $0 (net of reserve for uncertain tax positions), and alternative energy investment tax credit carryforwards of $26.2 million and $0, respectively. All of these tax credits, if unused, will expire on December 31, 2037. At December 31, 2017, the Company also had $10.5 million of unused state NOL carryforwards available to be applied against future state taxable income through 2031.
On December 22, 2017, H.R. 1, originally known as the "Tax Cuts and Jobs Act" was enacted into law. The legislation provides for significant changes to the IRC that impact corporate taxation requirements, such as the reduction of the federal income tax rate for corporations from 35 percent to 21 percent and changes or limitations to certain tax deductions. The Company remeasured its deferred tax assets and liabilities based on the reduced federal corporate income tax rate of 21 percent. This remeasurement resulted in an income tax benefit of $2.1 million, which is included as a component of income tax expense from continuing operations.
The following table presents the Company's deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
($ in thousands)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$15,178	$18,921
Stock-based compensation expense	2,899	6,118
Accrued expenses	1,465	10,209
Reserve for loss on repurchased loans	2,031	3,426
Federal net operating losses	571	1,162
State net operating losses	871	810
Federal income tax credits	27,550	—
Unrealized loss on securities available-for-sale	—	6,438
Amortization of intangible assets	732	—
Prior year state tax deduction	1,527	5,555
Other deferred tax assets	3,468	3,617
Total deferred tax assets	56,292	56,256
Deferred tax liabilities:
Derivative instruments adjustment	—	(6,559)
Investments in partnerships	(237)	(1,945)
Mortgage servicing rights	(9,337)	(31,658)
Amortization of intangible assets	—	(30)
Deferred loan fees and costs	(7,005)	(2,760)
Depreciation on premises and equipment	(3,797)	(129)
Unrealized gain on securities available-for-sale	(2,368)	—
Other deferred tax liabilities	(2,474)	(3,186)
Total deferred tax liabilities	(25,218)	(46,267)
Valuation allowance	—	—
Net deferred tax assets	$31,074	$9,989
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
Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, the Company recorded no valuation allowance against net deferred tax assets at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, estimated taxable income before utilization of NOLs of $46.2 million allowed the Company to utilize $474 thousand and $1.8 million, respectively, of federal and state NOLs (representing approximately 16.9 percent of the total NOLs included in the Company’s deferred tax assets), $12.0 million of alternative energy investment tax credits and $500 thousand of state research tax credits. The remaining NOLs are limited under IRC Section 382 and will expire if not used by 2031. In order to utilize all of its existing NOL carryover, the Company would only need taxable income of approximately $1.4 million in 2018 and approximately $474 thousand in each year from 2019 to 2031. The Company believes that the utilization of a significant portion of the NOL and tax credits in 2017, along with the Company’s projection of future taxable income should be considered significant positive evidence that the deferred tax assets will be realized in future periods. Taking all of the foregoing information into account, management believes that it is “more likely than not” that all of the Company’s federal and state net deferred assets will be realized in future years and that, as of December 31, 2017, no valuation allowance against its federal and state deferred tax assets is required.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.0 million and $0, respectively, at December 31, 2017 and 2016. The Company does not believe that the unrecognized tax benefits will change within the next twelve months. As of December 31, 2017, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $1.0 million.
At December 31, 2017 and 2016, the Company had no accrued interest or penalties, respectively. The table below summarizes the activity related to the Company's unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Beginning balance	$—	$—	$5,421
(Decrease) increase related to prior year tax positions	867	—	(5,421)
Increase in current year tax positions	180	—	—
Ending balance	$1,047	$—	$—
In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified on the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2014. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2013 (other state income and franchise tax statutes of limitations vary by state).
The Company accounts for qualified affordable housing investments under the proportional amortization method. The cumulative funded contributions to these limited partnerships amounted to $29.3 million and the unfunded portion was $15.6 million at December 31, 2017. The balances of these investments were $22.0 million and $23.2 million as of December 31, 2017 and 2016, respectively. The Company utilized $1.7 million of tax deductions from these investments in 2017, but $849 thousand of low income housing tax credits generated in 2017 were limited and not utilized in 2017. Thus, there were $849 thousand of unused tax credits carryforward as of December 31, 2017. Tax expense from the amortization of the recorded investments under the proportional amortization method amounted to $1.4 million, $394 thousand and $727 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company adopted ASU 2016-09 during the three months ended March 31, 2017. As a result of the adoption, the Company recorded $2.2 million of income tax benefits for the year ended December 31, 2017 related to excess tax benefits from stock compensation. Prior to 2017, such excess tax benefits were generally recorded directly in stockholders’ equity. This new accounting standard may increase the volatility in the Company’s effective tax rates.

NOTE 14 – RESERVE FOR LOSS ON REPURCHASED LOANS
The Company records a representation and warranty reserve representing its estimate of losses expected on mortgage loan repurchases or loss reimbursements attributable to underwriting or documentation defects on previously sold loans. The reserve for loss on repurchased loans is initially recorded at fair value against net revenue on mortgage banking activities at the time of sale, and any subsequent change in the reserve is recorded on the Consolidated Statements of Operations as an increase or decrease to the provision for loan repurchases (noninterest expense). The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Balance at beginning of year	$7,974	$9,700	$8,303
Initial provision for loan repurchases	1,622	3,942	2,026
Subsequent change in the reserve	(1,812)	(3,352)	2,326
Utilization of reserve for loan repurchases	(2,238)	(2,316)	(3,801)
Other adjustments	760	—	846
Balance at end of year	$6,306	$7,974	$9,700
The Company believes that all known or probable and estimable demands were adequately reserved for at December 31, 2017.
NOTE 15 – DERIVATIVE INSTRUMENTS
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
The net gains (losses) relating to these derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations, were $(12.4) million, $2.2 million and $(8.0) million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had no outstanding derivative instruments related to mortgage banking activities.
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
During the year ended December 31, 2015, the Company exited the underlying hedged items related to interest rate swaps designated as cash flow hedges. As a result, the Company discontinued hedge accounting related to these interest rate swaps and reclassified the fair value of these derivatives of $918 thousand from AOCI into earnings.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back agreements are intended to offset each other and allow the Company to retain the credit risk of the transaction with its customer in exchange for a fee. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income on the Consolidated Statements of Operations. During the years ended December 31, 2017, 2016 and 2015, changes in fair value recorded through Other Income on the Consolidated Statements of Operations were insignificant.

Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statement of Financial Condition. At December 31, 2017, the Company had no outstanding foreign exchange contracts.
The following table presents the notional amount and fair value of derivative instruments included on the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	December 31,
	2017		2016
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in assets:
Interest rate lock commitments (1)	$—	$—	$289,637	$8,317
Mandatory forward commitments (1)	—	—	537,476	8,897
Interest rate swaps and cap on loans	70,486	1,005	46,346	707
Foreign exchange contracts	—	—	4,236	47
Total included in assets	$70,486	$1,005	$877,695	$17,968
Included in liabilities:
Interest rate lock commitments (1)	$—	$—	$22,945	$231
Mandatory forward commitments (1)	—	—	265,322	1,212
Interest rate swaps and caps on loans	70,486	1,033	46,346	655
Foreign exchange contracts	—	—	4,207	18
Total included in liabilities	$70,486	$1,033	$338,820	$2,116
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

NOTE 16 – EMPLOYEE STOCK COMPENSATION
The Company issues stock-based compensation awards to its directors and employees from the Company's 2013 Omnibus Stock Incentive Plan (2013 Omnibus Plan). The 2013 Omnibus Plan provides that the aggregate number of shares of the Company's common stock that may be subject to awards will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of December 31, 2017, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,277,247 shares were available for future awards.
On December 28, 2017, the Company initiated the termination of the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) that was established to fund employee stock compensation and benefit obligations of the Company. See Note 18 for additional information.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Stock options	$360	$531	$528
Restricted stock awards and units	11,732	11,398	8,598
Stock appreciation rights	42	18	202
Total stock-based compensation expense	$12,134	$11,947	$9,328
Related tax benefits	$5,078	$4,963	$3,922
The following table presents unrecognized stock-based compensation expense as of December 31, 2017:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$267	2.3 years
Restricted stock awards and restricted stock units	9,762	2.5 years
Total	$10,029	2.5 years
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

	Year Ended December 31,
($ in thousands, except per share data)	2017	2016	2015
Granted date fair value of options granted	$—	$1,630	$729
Fair value of options vested	$611	$497	$481
Total intrinsic value of options exercised	$3,747	$722	$75
Cash received from options exercised	$2,043	$—	$501
Weighted-average estimated fair value per share of options granted	$—	$5.09	$3.76
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

The following table presents a summary of weighted-average assumptions used for calculating fair value options for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Dividend yield	—%	3.57%	4.14%
Expected volatility	—%	43.30%	43.04%
Expected term	0.0 years	6.5 years	6.4 years
Risk-free interest rate	—%	1.61%	1.68%
The following table represents stock option activity and weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	968,591	$13.95	960,879	$12.86	879,070	$12.67
Granted	—	$—	320,000	$16.78	193,696	$13.28
Cash settled	—	$—	55,826	$14.33	—	$—
Exercised	(488,281)	$12.53	(51,666)	$11.48	(43,333)	$11.55
Forfeited	(269,337)	$16.49	(202,743)	$13.84	(68,554)	$12.38
Expired	—	$—	(2,053)	$13.88	—	$—
Outstanding at end of year	210,973	$13.99	968,591	$13.95	960,879	$12.86
Exercisable at end of year	105,541	$14.68	449,655	$12.68	394,613	$12.70
The following table represents changes in unvested stock options and related information as of and for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	518,936	$15.04	566,266	$12.99	552,672	$12.74
Granted	—	$—	320,000	$16.77	193,696	$13.28
Vested	(174,833)	$14.10	(170,837)	$12.81	(170,102)	$12.57
Forfeited	(238,671)	$16.50	(196,493)	$13.86	(10,000)	$12.03
Outstanding at end of year	105,432	$13.31	518,936	$15.04	566,266	$12.99
The following table presents a summary of stock options outstanding as of December 31, 2017:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
$10.89 to $12.21	7,344	$71,604	$10.90	6.5 years	4,400	$42,900	$10.90	6.5 years
$12.21 to $13.53	116,000	853,760	$13.29	7.4 years	32,000	235,520	$13.29	7.4 years
$13.53 to $14.85	47,464	325,502	$13.79	6.6 years	28,976	198,334	$13.81	6.3 years
$14.85 to $16.17	16,165	78,239	$15.81	3.5 years	16,165	78,239	$15.81	3.5 years
$16.17 to $17.50	24,000	75,600	$17.50	8.2 years	24,000	75,600	$17.50	8.2 years
Total	210,973	$1,404,705	$13.99	7.0 years	105,541	$630,593	$14.68	6.6 years

Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity as of and for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share
Outstanding at beginning of year	1,417,144	$16.16	1,516,361	$12.40	1,287,302	$12.53
Granted (1) (2)	859,722	$20.81	1,711,968	$17.99	930,830	$12.31
Vested (1) (3)	(854,031)	$15.95	(758,999)	$13.12	(451,196)	$12.64
Forfeited (1) (4)	(511,202)	$17.80	(1,052,186)	$13.92	(250,575)	$12.29
Outstanding at end of year	911,633	$18.73	1,417,144	$16.16	1,516,361	$12.40

(1)
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

(2)	The number of granted shares/units includes aggregate performance-based shares of 152,709, 602,671 and 62,552, respectively, for the years ended December 31, 2017, 2016 and 2015.

(3)	The number of vested shares includes aggregate performance-based shares/units of 10,000, 0 and 0, respectively, for the years ended December 31, 2017, 2016 and 2015

(4)	The number of forfeited shares includes aggregate performance-based shares/units of 107,545, 615,223 and 0, respectively, for the years ended December 31, 2017, 2016 and 2015.
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
Regarding the Additional TEU SAR, each TEU contained a Purchase Contract that could be settled in shares of the Company’s voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment) as more fully described under Note 18. The Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR was subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract was less than the initial maximum settlement rate.

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

	Year Ended December 31,
	2017	2016	2015
Dividend yield	—%	—%	—%
Expected volatility	—%	—%	23.79%
Expected term	0.0 years	0.0 years	2.0 years
Risk-free interest rate	—%	—%	0.64%
Weighted-average estimated fair value per share of SARs granted	$—	$—	$1.72
The following table represents SARs activity and the weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	1,559,047	$11.60	1,561,681	$11.60	1,575,394	$11.58
Granted	—	$—	—	$—	2,973	$12.27
Exercised	—	$—	—	$—	—	$—
Forfeited	(35)	$10.09	(2,634)	$10.09	(16,686)	$10.09
Outstanding at end of year	1,559,012	$11.60	1,559,047	$11.60	1,561,681	$11.60
Exercisable at end of year	1,559,012	$11.60	1,550,978	$11.61	1,535,718	$11.63
The following table represents changes in unvested SARs and related information as of and for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	8,069	$10.09	25,963	$10.09	147,589	$10.09
Granted	—	$—	—	$—	2,973	$12.27
Vested	(8,034)	$10.09	(15,260)	$10.09	(107,913)	$10.15
Forfeited	(35)	$10.09	(2,634)	$10.09	(16,686)	$10.09
Outstanding at end of year	—	$—	8,069	$10.09	25,963	$10.09

NOTE 17 – EMPLOYEE BENEFIT PLANS
The Company has a 401(k) plan whereby all employees generally can participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes an enhanced safe-harbor matching contribution that equals to 100 percent of the first 4 percent of the employee’s deferral rate not to exceed 4 percent of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.
For the years ended December 31, 2017, 2016 and 2015, expense attributable to 401(k) plans amounted to $3.1 million, $3.9 million and $3.6 million, respectively.
The Company has adopted a Deferred Compensation Plan under Section 401 of the IRC. The purpose of this plan is to provide specified benefits to a select group of management and highly compensated employees. Participants may elect to defer compensation, which accrues interest quarterly at the Prime Rate as of the last business day of the prior quarter. The Company does not make contributions to the Plan.
Employee Equity Ownership Plan
The Company established the Employee Equity Ownership Plan (EEOP) effective October 15, 2013 for the benefit of employees. The EEOP is administered under the Company’s 2013 Omnibus Stock Incentive Plan and the awards thereunder are issued upon the terms and conditions and subject to the restrictions of the Company’s 2013 Omnibus Stock Incentive Plan. The EEOP provides that employees eligible to receive restricted stock awards or units under the EEOP are any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program, with grants generally vesting in five equal annual installments beginning on the first anniversary of the date of grant.
The Company issued 35,016, 98,693 and 58,073 shares, respectively, of restricted stock awards and units under the EEOP for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, there were 64,755 shares of unvested restricted stock awards and units with an unrecognized stock-based compensation expense of $1.1 million.
NOTE 18 – STOCKHOLDERS’ EQUITY
Warrants
On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an original exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. These warrants were exercisable from the date of original issuance through November 1, 2015. On August 3, 2015, these warrants were exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged pursuant to a separate exchange agreement entered into on May 29, 2013 for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise of the warrants was $9.13 per share.
On November 1, 2010, the Company also issued warrants to COR Advisors LLC (COR Advisors), an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company (and resigned from those and all other positions with the Company and the Bank on January 23, 2017). The warrants entitled COR Advisors to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. On August 3, 2011, COR Advisors transferred warrants for the right to purchase 960,000 shares of non-voting common stock to COR Capital Holdings LLC (COR Capital Holdings), an entity controlled by Steven A. Sugarman, and transferred warrants for the right to purchase the remaining 435,000 shares of non-voting common stock to Jeffrey T. Seabold, then- (now former) Executive Vice President and Management Vice-Chair.
On August 22, 2012, COR Capital Holdings transferred its warrants for the right to purchase 960,000 shares of non-voting common stock to a living trust for Steven A. Sugarman and his spouse. These warrants vested in tranches, with each tranche being exercisable for five years after the tranche’s vesting date. With respect to the warrants transferred by COR Capital Holdings to the living trust for Steven A. Sugarman and his spouse, warrants to purchase 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred by COR Advisors to Mr. Seabold, warrants to purchase 95,000 shares vested on January 1, 2011; warrants to acquire 130,000 shares vested on each of April 1 and July 1, 2011, and warrants to purchase 80,000 shares vested on October 1, 2011.

On August 17, 2016, the living trust for Steven A. Sugarman and his spouse transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. These transferred warrants were last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares, respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrants. Under his irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock.
At September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, in accordance with Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000, 130,000, and 40,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875, 77,376 and 23,237 shares of the Company's non-voting common stock, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $8.80, $8.72, $8.66, $8.61 and $8.55 per share, respectively. As a result of these exercises, Jason Sugarman no longer holds any warrants to purchase shares of the Company’s stock.
On August 16, 2016, the living trust for Steven A. Sugarman and his spouse irrevocably elected to exercise its warrants to purchase 480,000 shares. Under its irrevocable election, the living trust for Steven A. Sugarman and his spouse directed that each such exercise would occur on the last exercisable date for each tranche of such warrants (September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 with respect to 90,000 shares, 130,000 shares, 130,000 shares and 130,000 shares, respectively) using a cashless net exercise method and also directed that each exercise be for non-voting common stock. On September 30, 2017, in accordance with its irrevocable election, warrants to purchase 90,000 shares were exercised by the living trust for Steven A. Sugarman and his spouse, resulting in the issuance of 52,284 shares of the Company's non-voting common stock. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.55 per share. On December 27, 2017, the Company was notified that the living trust for Steven A. Sugarman and his spouse purportedly transferred warrants with respect to 130,000 shares, with a last exercisable date of December 31, 2017, to a separate entity, Sugarman Family Partners. In accordance with the irrevocable election to exercise previously submitted by the living trust for Steven A. Sugarman and his spouse, the Company considered these transferred warrants to have been exercised with respect to 130,000 shares on December 31, 2017, resulting in the issuance of 77,413 shares of the Company's non-voting common stock. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.49 per share.
On December 8, 2015, March 9, 2016, June 17, 2016, and September 30, 2016, Mr. Seabold exercised his warrants with respect to 95,000, 130,000, 130,000, and 80,000 shares, respectively, using cashless (net) exercises, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355, 53,711, 70,775, and 40,081, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04, $8.90, $8.84, and $8.80 per share, respectively. As a result of these exercises, Mr. Seabold no longer holds any warrants to purchase shares of the Company's stock.
Under the terms of the respective warrants, the warrants are exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for the warrants was $8.49 per share as of December 31, 2017. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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

Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of the Company's outstanding shares of preferred stock have a $1,000 per share liquidation preference. The following table presents the Company's total outstanding preferred stock as of dates indicated:

	December 31,
	2017			2016
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series C 8.00% non-cumulative perpetual	40,250	$40,250	$37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	280,250	$280,250	$269,071	280,250	$280,250	$269,071
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
Stock Employee Compensation Trust
On August 3, 2016, the Company established the SECT pursuant to the Trust Agreement, dated as of August 3, 2016 (the SECT Trust Agreement), between the Company and Newport Trust Company, as trustee (as successor trustee to Evercore Trust Company, N.A.) (the SECT Trustee) to fund employee compensation and benefit obligations of the Company using shares of the Company’s common stock. On August 3, 2016, the Company sold 2,500,000 shares of voting common stock to the SECT at a purchase price of $21.45 per share (the closing price of the voting common stock on August 2, 2016), or $53.6 million in the aggregate, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT was to terminate on January 1, 2032 unless terminated earlier in accordance with the SECT Trust Agreement, including by the Company’s Board of Directors.
On December 28, 2017, in order to effectuate the early termination of the SECT, as authorized by the Company’s Board of Directors, the Company purchased from the SECT all 2,500,000 shares of voting common stock held by the SECT at a purchase price of $21.00 per share (the closing price per share of the voting common stock on December 27, 2017), or $52.5 million in the aggregate (the SECT Termination Sale). Following the SECT Termination Sale, such shares of voting common stock were canceled. Of the proceeds from the SECT Termination Sale, $2.7 million will be utilized for the purpose of funding obligations under certain of the Company’s benefit plans to which 126,517 shares of voting common stock had been allocated prior to the SECT Termination Sale, and $49.8 million was remitted by the SECT Trustee to the Company, which was deemed to be in satisfaction and termination of all remaining obligations of the SECT under the promissory note, which had an outstanding principal balance of $50.9 million plus accrued interest.

Tangible Equity Units - Prepaid Stock Purchase Contracts
On May 21, 2014, the Company completed an underwritten public offering of 1,380,000 of its TEUs, which included 180,000 TEUs issued to the underwriter upon the full exercise of its over-allotment option, resulting in net proceeds of $65.0 million. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be $14.6 million and $54.4 million, respectively, at the date of issuance. Total issuance costs associated with the TEUs were $4.0 million, of which $857 thousand was allocated to the debt component and $3.2 million was allocated to the equity component of the TEUs.
Each TEU was comprised of a Purchase Contract and an Amortizing Note issued by the Company. The terms of the Purchase Contracts provided that unless settled early at the holder’s option as described below, on May 15, 2017, each Purchase Contract would automatically settle and the Company would deliver a number of shares of its voting common stock based on the then-applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share.
From the first business day following the issuance of the TEUs, excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract could settle its Purchase Contract early, and the Company would deliver to the holder 4.4456 shares of voting common stock. On May 15, 2017, all Purchase Contracts that had not previously been settled early as described above were settled. The Company issued an aggregate of 6,134,988 shares of voting common stock pursuant to the Purchase Contracts. See Note 12 for additional information.
Change in Accumulated Other Comprehensive Income (Loss)
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of tax effect as a component of stockholders' equity. Reclassifications from AOCI are recorded on the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
($ in thousands)	Securities Available-For-Sale	Total	Securities Available-For-Sale	Total	Securities Available-For-Sale	Cash Flow Hedge	Total
Balance at beginning of period	$(9,042)	$(9,042)	$(2,995)	$(2,995)	$509	$(136)	$373
Unrealized gain (loss) arising during the period	16,334	16,334	19,097	19,097	(2,731)	(683)	(3,414)
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	21,990	21,990	—	—	—	—	—
Reclassification adjustment from other comprehensive income	(14,768)	(14,768)	(29,405)	(29,405)	(3,258)	918	(2,340)
Tax effect of current period changes	(9,287)	(9,287)	4,261	4,261	2,485	(99)	2,386
Total changes, net of taxes	14,269	14,269	(6,047)	(6,047)	(3,504)	136	(3,368)
Balance at end of period	5,227	5,227	(9,042)	(9,042)	(2,995)	—	(2,995)

NOTE 19 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and a capital restoration plan is required. At December 31, 2017, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Banc of California, Inc.
Total risk-based capital	$1,002,200	14.56%	$550,499	8.00%	N/A	N/A
Tier 1 risk-based capital	949,151	13.79%	412,874	6.00%	N/A	N/A
Common equity tier 1 capital	682,539	9.92%	309,656	4.50%	N/A	N/A
Tier 1 leverage	949,151	9.39%	404,339	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,131,057	16.56%	$546,359	8.00%	$682,949	10.00%
Tier 1 risk-based capital	1,078,008	15.78%	409,769	6.00%	546,359	8.00%
Common equity tier 1 capital	1,078,008	15.78%	307,327	4.50%	443,917	6.50%
Tier 1 leverage	1,078,008	10.67%	404,060	4.00%	505,074	5.00%
December 31, 2016
Banc of California, Inc.
Total risk-based capital	$975,918	13.70%	$569,856	8.00%	N/A	N/A
Tier 1 risk-based capital	941,429	13.22%	427,392	6.00%	N/A	N/A
Common equity tier 1 capital	672,358	9.44%	320,544	4.50%	N/A	N/A
Tier 1 leverage	941,429	8.17%	460,840	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,042,617	14.73%	$566,405	8.00%	$708,007	10.00%
Tier 1 risk-based capital	999,788	14.12%	424,804	6.00%	566,405	8.00%
Common equity tier 1 capital	999,788	14.12%	318,603	4.50%	460,204	6.50%
Tier 1 leverage	999,788	8.71%	459,368	4.00%	574,210	5.00%
In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in through 2019.
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

•	Increases capital requirements for past due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2017, the Bank had $276.9 million available to pay dividends to the Company without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. The Bank paid dividends of $18.0 million to Banc of California, Inc. during the year ended December 31, 2017.

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
While the Company's interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As the Company is not the primary beneficiary, the Company did not consolidate the entities. The Company uses the HLBV method to account for these investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, the Company uses the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned.
During the years ended December 31, 2017 and 2016, The Company funded $55.4 million and $57.3 million, respectively, and recognized a loss on investment of $30.8 million and $31.5 million, respectively, through its HLBV application. As a result, the balance of its investments was $48.8 million and $25.6 million, respectively, at December 31, 2017 and 2016. During the year ended December 31, 2017, the Company completed the funding on one of its investments. While the Company had committed $100.0 million to the investment, the amount that was drawn down and funded by the Company was $62.8 million and the remaining $37.2 million of the commitment was canceled. From an income tax benefit perspective, the Company recognized investment tax credits of $38.2 million and $33.4 million, respectively, as well as income tax benefits relating to the recognition of its loss through its HLBV application during the years ended December 31, 2017 and 2016.
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the alternative energy partnerships as of the dates indicated:

	December 31,
($ in thousands)	2017	2016
Cash	$16,518	$—
Equipment, net of depreciation	246,297	151,721
Other assets	2,444	351
Total unconsolidated assets	$265,259	$152,072
Total unconsolidated liabilities	$7,181	$—
Maximum loss exposure	$98,910	$68,298

The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in the alternative energy partnerships are deemed worthless is $98.9 million, consisting of the investment balance of $48.8 million and unfunded equity commitments of $50.1 million at December 31, 2017. The Company believes that the loss exposure on its investments is reduced considering its return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, the arrangements include a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.
Qualified Affordable Housing Partnerships
The Company invests in limited partnerships that operate qualified affordable housing projects. The returns on these investments are generated primarily through allocated Federal tax credits and other tax benefits. In addition, these investments contribute to the Company's compliance with the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, the Company is not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, the Company does not consolidate these partnerships.
The Company funded $4.5 million, $104 thousand and $48 thousand, respectively, into these partnerships and recognized proportional amortization expense of $1.4 million, $394 thousand and $727 thousand, respectively, during the years ended December 31, 2017, 2016 and 2015. As a result, the balance of these investments was $22.0 million and $23.2 million, respectively, at December 31, 2017 and 2016. As of December 31, 2017, the Company has funded $13.7 million of its $29.3 million aggregated funding commitments. The Company had an unfunded commitment of $15.6 million at December 31, 2017. From an income tax benefit perspective, the Company recognized investment tax credits of $849 thousand, $435 thousand and $632 thousand, respectively, during the years ended December 31, 2017, 2016 and 2015. The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $22.0 million, which is the Company's recorded investment amount at December 31, 2017. The recorded investment amount is included in Other Assets on the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax (Benefit) Expense on the Consolidated Statements of Operations.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's statements of financial condition.
Consolidated VIE
On August 3, 2016, the Company established the SECT pursuant to the SECT Trust Agreement, dated as of August 3, 2016, between the Company and Newport Trust Company, as trustee (as successor trustee to Evercore Trust Company, N.A.) to fund employee compensation and benefit obligations of the Company using shares of the Company’s common stock. On August 3, 2016, the Company sold 2,500,000 shares of voting common stock to the SECT at a purchase price of $21.45 per share (the closing price of the voting common stock on August 2, 2016), or $53.6 million in the aggregate, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT was to terminate on January 1, 2032 unless terminated earlier in accordance with the SECT Trust Agreement, including by the Company’s Board of Directors.
On December 28, 2017, in order to effectuate the early termination of the SECT, as authorized by the Company’s Board of Directors, the Company purchased from the SECT all 2,500,000 shares of voting common stock held by the SECT at a purchase price of $21.00 per share (the closing price per share of the voting common stock on December 27, 2017), or $52.5 million in the aggregate. Following the SECT Termination Sale, such shares of voting common stock were canceled. Of the proceeds from the SECT Termination Sale, $2.7 million will be utilized for the purpose of funding obligations under certain of the Company’s benefit plans to which 126,517 shares of voting common stock had been allocated prior to the SECT Termination Sale, and $49.8 million was remitted by the SECT Trustee to the Company, which was deemed to be in satisfaction and termination of all remaining obligations of the SECT under the promissory note, which had an outstanding principal balance of $50.9 million plus accrued interest.
The Company evaluated its interest in the SECT and determined that it was a VIE for which the Company was the primary beneficiary. As such, the SECT was consolidated by the Company. The entire amount of assets and liabilities of the SECT represented the transactions between the Company and the SECT. As a result, the note receivable on the Company and the note payable on the SECT were eliminated on a consolidated basis. All other transactions, such as note principal and dividend payments and receipts, were also eliminated on a consolidated basis, accordingly.

NOTE 21 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2017			2016			2015
($ in thousands, except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$53,136	$338	$53,474	$86,500	$240	$86,740	$41,103	$15	$41,118
Less: income allocated to participating securities	(309)	(2)	(311)	(2,268)	(6)	(2,274)	(1,310)	—	(1,310)
Less: participating securities dividends	(806)	(5)	(811)	(757)	(2)	(759)	(713)	—	(713)
Less: preferred stock dividends	(20,322)	(129)	(20,451)	(19,859)	(55)	(19,914)	(9,820)	(3)	(9,823)
Income from continuing operations allocated to common stockholders	31,699	202	31,901	63,616	177	63,793	29,260	12	29,272
Income from discontinued operations	4,208	27	4,235	28,597	79	28,676	20,947	7	20,954
Net income allocated to common stockholders	$35,907	$229	$36,136	$92,213	$256	$92,469	$50,207	$19	$50,226
Weighted-average common shares outstanding	49,936,627	317,968	50,254,595	46,699,050	129,413	46,828,463	37,033,725	12,869	37,046,594
Add: Dilutive effects of restricted stock units	72,655	—	72,655	218,121	—	218,121	138,646	—	138,646
Add: Dilutive effects of stock options	159,734	—	159,734	197,435	—	197,435	30,014	—	30,014
Add: Dilutive effects of warrants	332,806	—	332,806	394,086	—	394,086	383,255	—	383,255
Average shares and dilutive common shares	50,501,822	317,968	50,819,790	47,508,692	129,413	47,638,105	37,585,640	12,869	37,598,509
Basic earnings per common share
Income from continuing operations	$0.64	$0.64	$0.64	$1.36	$1.36	$1.36	$0.79	$0.79	$0.79
Income from discontinued operations	0.08	0.08	0.08	0.61	0.61	0.61	0.57	0.57	0.57
Net income	$0.72	$0.72	$0.72	$1.97	$1.97	$1.97	$1.36	$1.36	$1.36
Diluted earnings per common share
Income from continuing operations	$0.63	$0.64	$0.63	$1.34	$1.36	$1.34	$0.78	$0.79	$0.78
Income from discontinued operations	0.08	0.08	0.08	0.60	0.61	0.60	0.56	0.57	0.56
Net income	$0.71	$0.72	$0.71	$1.94	$1.97	$1.94	$1.34	$1.36	$1.34
For the years ended December 31, 2017, 2016, and 2015, there were 145,349, 0, and 0 restricted stock units, respectively, and 59,178, 272,878 and 498,196 stock options, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance sheet risk was as follows for the dates indicated:

	December 31,
	2017		2016
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$1,851	$335,654	$74,777	$201,321
Unused lines of credit	19,085	1,309,170	27,151	888,236
Letters of credit	1,050	12,976	1,784	8,655

(1)	Includes $0 and $65.1 million, respectively, of commitments to extend credit related to discontinued operations at December 31, 2017 and 2016.
Commitments to extend credit are generally made for periods of 30 days or less.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. During the year ended December 31, 2017, the Company paid $10.0 million of the commitment, which was recognized as a prepaid asset and included in the Other Assets in Consolidated Statements of Financial Condition at December 31, 2017. See Note 25 for additional information.
The Company had unfunded commitments of $15.6 million, $11.0 million, and $50.6 million for Affordable Housing Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at December 31, 2017, respectively.
NOTE 23 – RESTRUCTURING
In connection with the sale of its Banc Home Loans division, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing resulting in certain severance and other employee related costs including accelerated vesting of equity awards, and amending certain system contracts in order to improve the Company's efficiency. These employees and systems primarily supported the Company's mortgage banking activities. The Company recognized $9.1 million of total restructuring expense during the year ended December 31, 2017. The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the year ended December 31, 2017:

	As of or For the Year Ended December 31, 2017
	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,326	$2,899	$8,225	8,225
Other restructuring expense	—	895	895	895
Total	$5,326	$3,794	$9,120	9,120
Payments:
Severance and other employee related costs				(8,023)
Other restructuring expense				(895)
Total				$(8,918)
Balance at end of period				$202

NOTE 24 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2017 and 2016, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2017, 2016, and 2015 are presented below:
Condensed Statements of Financial Condition

	December 31,
($ in thousands)	2017	2016
ASSETS
Cash and cash equivalents	$40,496	$158,467
FHLB and other bank stock	—	78
Loans and leases receivable	—	405
Investments in alternative energy partnerships, net	—	25,639
Other assets	13,366	19,866
Investment in subsidiaries	1,146,788	1,038,618
Total assets	$1,200,650	$1,243,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other borrowings, net	$—	$67,922
Notes payable, net	172,941	175,378
Accrued expenses and other liabilities	15,401	19,534
Stockholders’ equity	1,012,308	980,239
Total liabilities and stockholders’ equity	$1,200,650	$1,243,073
Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Income
Dividends from subsidiaries	$18,000	$57,505	$8,500
Interest income on loans	—	5	5
Gain on sale of subsidiary	—	3,694	—
Other operating income	2,285	3,973	—
Total income	20,285	65,177	8,505
Expenses
Interest expense for notes payable and other borrowings	10,764	12,703	14,659
Provision for loan and lease losses	13	—	—
Loss on investments in alternative energy partnerships, net	8,493	31,510	—
Other operating expense	37,201	23,730	13,810
Total expenses	56,471	67,943	28,469
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(36,186)	(2,766)	(19,964)
Income tax benefit	(31,453)	(52,989)	(8,431)
Income (loss) before equity in undistributed earnings of subsidiaries	(4,733)	50,223	(11,533)
Equity in undistributed earnings of subsidiaries	62,442	65,193	73,605
Net income	$57,709	$115,416	$62,072

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$57,709	$115,416	$62,072
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(62,442)	(65,193)	(73,605)
Stock-based compensation expense	2,520	5,080	3,173
Amortization of debt issuance cost	247	704	727
Debt redemption costs	—	2,737	—
Gain on sale of subsidiary	—	(3,694)	—
Deferred income tax (benefit) expense	14,604	4,538	(3,575)
Loss on investments in alternative energy partnerships, net	8,493	31,510	—
Net change in other assets and liabilities	(12,957)	(14,972)	39,769
Net cash provided by operating activities	8,174	76,126	28,561
Cash flows from investing activities:
Loan purchases from bank and principal collections, net	—	221	9
Proceeds from sale of subsidiary	—	259	—
Capital contribution to bank subsidiary	—	(195,000)	(160,000)
Capital contribution to non-bank subsidiary	—	(25)	—
Investments in alternative energy partnerships	(3,712)	(57,149)	—
Net cash used in investing activities	(3,712)	(251,694)	(159,991)
Cash flows from financing activities:
Net increase (decrease) in other borrowings	(68,000)	68,000	—
Net proceeds from issuance of common stock	—	175,078	—
Net proceeds from issuance of preferred stock	—	120,255	110,873
Net proceeds from issuance of long-term debt	—	—	172,304
Redemption of preferred stock	—	(42,000)	—
Redemption of senior notes	—	(84,750)	—
Payment of junior subordinated amortizing notes	(2,684)	(5,078)	(4,715)
Cash settlements of stock options	—	(359)	—
Proceeds from exercise of stock options	2,043	—	501
Restricted stock surrendered due to employee tax liability	(6,824)	(4,436)	(2,254)
Dividend equivalents paid on stock appreciation rights	(810)	(742)	(699)
Dividends paid on common stock	(25,707)	(21,844)	(16,955)
Dividends paid on preferred stock	(20,451)	(19,630)	(9,446)
Net cash provided by (used in) financing activities	(122,433)	184,494	249,609
Net change in cash and cash equivalents	(117,971)	8,926	118,179
Cash and cash equivalents at beginning of year	158,467	149,541	31,362
Cash and cash equivalents at end of year	$40,496	$158,467	$149,541

NOTE 25 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests. Excluding the loan amounts described in detail below, loans outstanding to executive officers and directors and their related interests amounted to $249 thousand at December 31, 2017 and 2016, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Employee Loan Program is a reduction in loan fees.
Deposits from executive officers, directors, and their related interests amounted to $2.2 million and $2.4 million at December 31, 2017 and 2016, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
Transactions with Current Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
Indemnification for Costs of Counsel in Connection with Special Committee Investigation, SEC Investigation and Related Matters. On November 3, 2016, in connection with an investigation by the Special Committee of the Company’s Board of Directors, the Company Board authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the direction of the Company Board, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with the Company, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law. In addition, the Company is also providing indemnification, advancement and/or reimbursement for costs related to (i) a formal order of investigation issued by the SEC on January 4, 2017 directed primarily at certain of the issues that the Special Committee reviewed and (ii) any related civil or administrative proceedings against the Company as well as officers currently or previously associated with the Company. During the years ended December 31, 2017 and 2016, the fees and expenses the fees and expenses paid by the Company included $501 thousand and $0, respectively, incurred by the Company's General Counsel John Grosvenor. For indemnification costs paid for former executive officers or directors, see Transactions with Former Related Parties below.
Company’s Sale of Shares to and Purchase of Shares from SECT. As reported in a Schedule 13G filed with the SEC on February 13, 2017, Evercore Trust Company, as trustee of the SECT (which was later succeeded as trustee by Newport Trust Company, N.A.), beneficially owned 2,500,000 shares of the Company’s voting common stock as of December 31, 2016, which Evercore Trust Company stated represented more than 5 percent of the total number of shares of the Company’s voting common stock outstanding as of that date. These shares were sold by the Company to the SECT on August 3, 2016 when the Company originally established the SECT. On December 28, 2017, in order to effectuate the early termination of the SECT, the Company purchased the 2,500,000 shares of voting common stock held by the SECT, all as more fully described in Note 18.
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
Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the years ended December 31, 2017 and 2016, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $94.7 million and $55.1 million, respectively. The amount outstanding as of December 31, 2017 and 2016 was $23.6 million and $22.6 million, respectively.

Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $600.4 million and $514.1 million in principal, respectively, and $1.1 million and $1.1 million, respectively, in interest was paid by Sabal on the facility to the Bank during the years ended December 31, 2017 and 2016.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016 and 2015, and also acted as financial advisor for the Company's sale of its Commercial Equipment Finance Division in 2016. Halle J. Benett, a director of the Company and the Bank, was employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. until August 31, 2016 and is entitled to receive compensation for certain deals that close subsequent to August 31, 2016 that he originated or actively managed (none involving the Company or the Bank). In addition, Mr. Benett agreed to provide unpaid consulting services to Keefe, Bruyette & Woods, Inc., for a small number of transactions (none involving the Company or the Bank) through December 31, 2016.
The details of the financial advisory services are as follows:

•
On October 27, 2016, the Company sold its Commercial Equipment Finance Division to Hanmi Bank, a wholly owned subsidiary of Hanmi Financial Corporation. Beginning on February 1, 2016, Keefe, Bruyette & Woods provided financial advisory and investment banking services to the Company with respect the possible sale of the division and, contingent upon the closing of the sale, received a non-refundable contingent fee from the Company of $516 thousand (less expenses, the amount was $500 thousand).

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

•
The Company agreed to conduct a search for two additional independent directors in collaboration with the Legion Group. In accordance with this provision, following a search initiated by the Company Board and (following entry into the Legion Group Cooperation Agreement) conducted in consultation with Legion Group, the Company Board appointed Mary A. Curran and Bonnie G. Hill as new independent directors, for terms that became effective on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran is serving as a Class I director, for a term to expire at the Company’s 2019 Annual Meeting of Stockholders and Dr. Hill is serving as a Class III director, for a term to expire at the Company’s 2018 Annual Meeting of Stockholders. Simultaneously with the effectiveness of their appointments to the Company Board, each of Ms. Curran and Dr. Hill was appointed as a director of the Bank.

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

•
The Legion Group agreed to certain standstill provisions that restricted the Legion Group and its affiliates, associates and representatives, from March 13, 2017 until June 10, 2017, from, among other things, acquiring additional voting securities of the Company that would result in the Legion Group having ownership or voting interest in 10 percent or more of the outstanding shares of voting common stock, engaging in proxy solicitations in an election contest, subjecting any shares to any voting arrangements except as expressly provided in the Legion Group Cooperation Agreement, making or being a proponent of a stockholder proposal, seeking to call a meeting of stockholders or solicit consents from stockholders, seeking to obtain representation on the Board except as otherwise expressly provided in the Legion Group Cooperation Agreement, seeking to remove any director from the Board, seeking to amend any provision of the governing documents of the Company, or proposing or participating in certain extraordinary corporate transactions involving the Company.

•	The Company agreed to reimburse the Legion Group up to $100 thousand for its legal fees and expenses incurred in connection with its investment in the Company.
PL Capital Affiliates. As reported in an amendment to a Schedule 13D filed with the Securities and Exchange Commission on February 10, 2017, PL Capital Advisors, LLC and certain of its affiliates (collectively, the PL Capital Group) owned 3,401,719 shares of the Company’s voting common stock as of February 7, 2017, which the PL Capital Group reported represented 6.9 percent of the Company’s total shares outstanding.
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

•
In addition, during the PL Capital Restricted Period, the PL Capital Group agreed to certain standstill provisions that restricted the PL Capital Group and its affiliates, associates and representatives, during the PL Capital Restricted Period, from, among other things, acquiring additional voting securities of the Company that would result in the PL Capital Group having ownership or voting interest in 10 percent or more of the outstanding shares of voting common stock, engaging in proxy solicitations in an election contest, subjecting any shares to any voting arrangements except as expressly provided in the PL Capital Cooperation Agreement, making or being a proponent of a stockholder proposal, seeking to call a meeting of stockholders or solicit consents from stockholders, seeking to obtain representation on the Company’s Board except as otherwise expressly provided in the PL Capital Cooperation Agreement, seeking to remove any director from the Company’s Board, seeking to amend any provision of the governing documents of the Company, or proposing or participating in certain extraordinary corporate transactions involving the Company.

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
On October 30, 2014, concurrent with the execution of the New Patriot SPA, Patriot and the Company entered into a Settlement Agreement and Release (the Patriot Settlement Agreement) in order to resolve, without admission of any wrongdoing by either party, a prior dispute regarding, among other things, the proper interpretation of certain provisions of the SPA, including but not limited to the computation of the purchase price per share (the Dispute). Pursuant to the Patriot Settlement Agreement, Patriot and the Company released any claims they may have had against the other party with respect to the Dispute. In addition, Patriot and the Company agreed for the period beginning on the date of the Patriot Settlement Agreement and ending on December 31, 2016, that neither Patriot nor the Company would disparage the other party or its affiliates.
During the period beginning on the date of the Patriot Settlement Agreement and ending on December 31, 2016, Patriot also agreed not to:

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
During the year ended December 31, 2017 (excluding fees paid in January 2017), the fees and expenses paid by the Company included $3.0 million incurred by the Company’s then- (now former) Chair, President and Chief Executive Officer Steven A. Sugarman; $1.4 million incurred by the Bank’s then- (now former) Management Vice Chair Jeffrey T. Seabold; $631 thousand jointly incurred by the Company’s then- (now former) Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s then- (now former) Chief Financial Officer James J. McKinney; and $509 thousand incurred by the Company’s then- (now former) director Chad Brownstein. For the year ended December 31, 2016, fees and expenses incurred under the arrangement described above (which were paid in January 2017) included $573 thousand incurred by Mr. Sugarman; $57 thousand incurred by Mr. Seabold; $135 thousand incurred jointly by Messrs. Turner and McKinney; and $29 thousand incurred by Mr. Brownstein. Indemnification was paid on behalf of other former executive officers and former directors in lesser amounts for the years ended December 31, 2017 and 2016.
Settlement Agreement. On September 5, 2017, Jeffrey T. Seabold, the Bank’s former Management Vice Chair, submitted a notice of termination of employment pursuant to his employment agreement with the Bank and, that same day, filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and the Bank and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was entered into by the Company, the Bank and Mr. Seabold on February 14, 2018 (the Settlement Agreement). Under the Settlement Agreement, which provides for a mutual release of claims and the dismissal of Mr. Seabold’s complaint with prejudice, Mr. Seabold will receive lump sum cash payments from the Company and/or the Bank aggregating $4.3 million, less applicable withholdings for the portions of such payments representing employee compensation. Included within this amount are cash payments totaling $576 thousand representing a benefit with respect to Mr. Seabold's unvested stock options and restricted stock awards. Mr. Seabold will also receive a cash payment of $38 thousand as reimbursement for his premiums for health care coverage for the period October 1, 2017 through March 2019. In addition, the Settlement Agreement provides for the payment by the Company and/or the Bank of $650 thousand of attorneys’ fees incurred by Mr. Seabold in connection with his lawsuit and the Settlement Agreement. The Settlement Agreement contains certain standstill provisions that, prior to December 31, 2018, generally restrict Mr. Seabold and his affiliates from, among other things, acquiring beneficial ownership of any shares of the Company’s common stock or common stock equivalents to the extent this would result in Mr. Seabold beneficially owning in excess of 4.99 percent of the total number of shares of common stock outstanding, soliciting proxies in opposition to any matter not recommended by the Company’s Board of Directors or in favor of any matter not approved by the Company’s Board of Directors or initiating any stockholder proposal.

Banc of California Stadium Naming Rights and Sponsorship and Los Angeles Football Club Loans. Effective August 8, 2016, the Bank provided $40.3 million out of a $145.0 million committed construction line of credit (the Stadco Loan) to LAFC Stadium Co, LLC (Stadco) for the construction of a soccer-specific stadium for the LAFC in Los Angeles, California as well as to fund the interest and fees that become due under the Stadco Loan. LAFC is a Major League Soccer expansion franchise scheduled to debut in 2018. Also effective August 8, 2016, the Bank provided $9.7 million out of a $35.0 million committed senior secured line of credit (the Team Loan) to LAFC Sports, LLC (Team) to fund distributions to LAFC Partners, LLLP (Holdco) that will be used for stadium construction, funding interest and fees that become due under such Team Loan and to pay all other fees, costs and expenses payable by the Team in connection with project costs related to the stadium construction.
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
As of December 31, 2017 and 2016, there were $23.3 million and $0 outstanding advances, respectively, by the Bank under the Stadco Loan. During the years ended December 31, 2017 and 2016, the largest amount of principal outstanding under the Stadco Loan was $23.5 million and $0, respectively. The Bank collected $295 thousand and $59 thousand, respectively, in unused loan fees during the years ended December 31, 2017 and 2016. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the years ended December 31, 2017 and 2016, $325 thousand and $0 interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.
As of December 31, 2017 and 2016, there were $5.4 million and $0 outstanding advances, respectively, by the Bank under Team Loan. During the years ended December 31, 2017 and 2016, the largest aggregate amount of principal outstanding under the Team Loan was $5.5 million and $0, respectively. The Bank collected $140 thousand and $18 thousand, respectively, in unused loan fees during the years ended December 31, 2017 and 2016. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the years ended December 31, 2017 and 2016, $83 thousand and $0 interest, respectively, was paid by Team to the Bank on the Team Loan.
Team obtained a corporate credit card with a $100 thousand line of credit from a third party unaffiliated with the Bank. Effective November 24, 2017, the Bank provided a guaranty for the card by obtaining a standby letter of credit issued by another institution unaffiliated with the Bank in the amount of $100 thousand for the benefit the issuer of the credit card. This letter of credit had not been drawn upon as of December 31, 2017.
Following the closing of the Stadco Loan and the Term Loan, the Bank on August 22, 2016 reached agreement with the Team concerning, among other things, the Bank’s right to name the stadium to be operated by Stadco as “Banc of California Stadium.” The August 22, 2016 agreement, which contemplated the negotiation and execution of more detailed definitive agreements between the Bank, on the one hand, and Stadco and the Team on the other hand (LAFC Transaction), also included a sponsorship relationship between the Bank and the Team with an initial term ending on the completion date of LAFC’s 15th full Major League Soccer (MLS) season, and the Bank having a right of first offer to extend the term for an additional 10 years (LAFC Term). On February 28, 2017, the Bank executed more detailed definitive agreements with LAFC and Stadco relating to the LAFC Transaction, which are subject to MLS rules and/or approval (the LAFC Agreements).
The LAFC Agreements provide that, during the LAFC Term, the Bank will have the exclusive right to name the Banc of California Stadium and will be the exclusive provider of financial services to (and the exclusive financial services sponsor of) the Team and Stadco. In connection with its right to name the Banc of California Stadium, the Bank will receive, among other rights, signage (including prominent exterior signage) and related branding rights throughout the exterior and interior of the Banc of California Stadium facility (including exclusive branding rights within certain designated areas and venues within the facility), will receive the right to locate a Bank branch within the Banc of California Stadium facility, will receive the exclusive right to install and operate ATMs in the Banc of California Stadium facility, and will receive the exclusive right to process payments and provide other financial services (with certain exceptions) throughout the facility. In addition, the Bank will receive suite access for LAFC and certain other events held at the Banc of California Stadium and will receive certain hospitality, event, media and other rights ancillary to its naming rights relating to the Banc of California Stadium and its sponsorship rights relating to the Team. In conjunction with the LAFC Agreements, the Company expects to decrease its other planned marketing and sponsorship expenses. In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank (i) paid the Team $10.0 million on March 31, 2017 and (ii) has agreed to pay the following annual aggregate amounts: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million.
As of December 31, 2017 and 2016, the various entities affiliated with LAFC held $33.1 million and $76.0 million, respectively, of deposits at the Bank.

Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP during the nine-month period from April 1, 2017 to December 31, 2017. Michelman & Robinson, LLP currently has three outstanding letters of credit with the Bank, none of which was drawn upon as of December 31, 2017, which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. One letter of credit was canceled on February 13, 2017. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.
Consulting Agreement for the Bank. On August 4, 2016, the Bank entered into a Management Services Agreement with Carlos Salas, who was, at the time, the Chief Executive Officer of COR Clearing LLC (COR Clearing) and Chief Financial Officer of COR Securities Holding, Inc. (CORSHI). Steven A. Sugarman, the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank, is believed by the Company to be the Chief Executive Officer, as well as a controlling equity owner, of both COR Clearing and CORSHI. For management consulting and advisory services provided to the Bank through the termination of the Management Services Agreement on November 30, 2016, Mr. Salas earned $108 thousand in fees. On December 1, 2016, Mr. Salas became a full-time employee of the Bank and tendered his resignation from his positions as Chief Executive Officer of COR Clearing and Chief Financial Officer of CORSHI effective upon the orderly transition of his duties, but in no case later than March 31, 2017. Mr. Salas earned $17 thousand as a full time employee of the Bank during the year ended December 31, 2016. Mr. Salas separated from the Bank on February 1, 2017.
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
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of December 31, 2017 and 2016, outstanding advances by the Bank under the Teleios line of credit were $16.0 million and $15.0 million, respectively. During the years ended December 31, 2017 and 2016, the largest aggregate amount of principal outstanding under the Teleios line of credit was $16.0 million and $15.0 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the years ended December 31, 2017 and 2016, $4.0 million and $2.0 million principal, respectively, and $1.0 million and $462 thousand in interest, respectively, was paid by Teleios on the line of credit to the Bank.
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
CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial, which was controlled by Jeffrey T. Seabold and in which certain relatives of Steven A. Sugarman (the then- (now former) Chairman, President and Chief Executive Officer of the Company and the Bank) directly or through their affiliated entities also owned certain minority, non-controlling interests. Mr. Seabold previously served as Management Vice Chair of the Bank and also held prior positions as a director of the Company and the Bank; on September 5, 2017, Mr. Seabold submitted a notice of termination of employment as Management Vice Chair of the Bank pursuant to his employment agreement with the Bank effective immediately. The Company’s acquisition of CS Financial (the CS Financial Merger) was effected pursuant to an Agreement and Plan of Merger (the CS Financial Merger Agreement) with CS Financial, the stockholders of CS Financial (Sellers) and Mr. Seabold, as the Sellers’ Representative.
Subject to the terms and conditions set forth in the CS Financial Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the CS Financial Merger, the outstanding shares of common stock of CS Financial were converted into the right to receive in the aggregate: (i) upon the closing of the CS Financial Merger, (a) 173,791 shares (Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company, and (b) $1.5 million in cash and $3.2 million in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (i) upon the achievement of certain performance targets by the Bank’s lending activities following the closing of the CS Financial Merger that are set forth in the CS Financial Merger Agreement, up to 92,781 shares (Performance Shares) of voting common stock ((i) and (ii), together, CS Financial Merger Consideration).
The Sellers under the CS Financial Merger Agreement included Mr. Seabold, and the following relatives of Steven A. Sugarman: Jason Sugarman (brother), Elizabeth Sugarman (sister-in-law), and Michael Sugarman (father), who each owned minority, non-controlling interests in CS Financial. Upon the closing of the CS Financial Merger and pursuant to the terms of the CS Financial Merger Agreement, the aggregate shares of voting common stock issued as the consideration to the Sellers was 173,791 shares, which was allocated by the Sellers and issued as follows: (i) 103,663 shares to Mr. Seabold; (ii) 16,140 shares to Jason Sugarman; (iii) 16,140 shares to Elizabeth Sugarman; (iv) 3,228 shares to Michael Sugarman; and (v) 34,620 shares to certain employees of CS Financial. Of the 103,663 shares to be issued to Mr. Seabold, as allowed under the CS Financial Merger Agreement and in consideration of repayment of a certain debt incurred by CS Financial owed to an entity controlled by Elizabeth Sugarman, Mr. Seabold requested the Company to issue all 103,663 shares directly to Elizabeth Sugarman, and such shares were so issued by the Company to Elizabeth Sugarman.

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
All decisions and actions with respect to the CS Financial Merger Agreement and the CS Financial Merger (including without limitation the determination of the CS Financial Merger Consideration and the other material terms of the CS Financial Merger Agreement) were subject to under the purview and authority of special committees of the Board of Directors of each of the Company and the Bank, each of which was composed exclusively of independent, disinterested directors of the Boards of Directors, with the assistance of outside financial and legal advisors. Mr. Sugarman abstained from the vote of each of the Boards of Directors of the Company and the Bank to approve the CS Financial Merger Agreement and the CS Financial Merger.
NOTE 26 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of December 31, 2017, the Company accrued $4.7 million for various litigation filed against the Company and the Bank.
The Company was named as a defendant in several complaints filed in the United States District Court for the Central District of California in January 2017 alleging violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were brought as purported class actions on behalf of stockholders who purchased shares of the Company’s common stock between varying dates, inclusive of August 7, 2015 through January 23, 2017. Those actions were consolidated, a lead plaintiff was appointed, and the lead plaintiff filed a Consolidated Amended Complaint on May 31, 2017. The defendants moved to dismiss the Consolidated Amended Complaint. On September 18, 2017, the district court granted in part and denied in part Defendants’ motions to dismiss. Specifically, the court denied the defendants’ motions as to the Company’s April 15, 2016 Proxy Statement which listed the positions held by Steven A. Sugarman (the Company’s then (now former) Chairman, President and Chief Executive Officer) with COR Securities Holdings Inc., COR Clearing LLC, and COR Capital LLC while omitting their alleged connections with Jason Galanis. Trial is currently set for October 21, 2019. The Company believes that the action is without merit and intends to vigorously contest it.
On September 26, 2017, a shareholder derivative action was filed in the United States District Court for the Central District of California against four of the Company’s directors alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint seeks monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that this failure requires dismissal of the action. The Company filed a motion to dismiss on those grounds. Rather than oppose the Company’s motion, plaintiff elected to file an amended complaint. The amended complaint was filed on February 6, 2018, which added Richard J. Lashley, Doug H. Bowers and John Grosvenor as individual defendants, and which added purported claims for gross negligence and unjust enrichment. The Company anticipates that it will file a motion to dismiss the amended complaint.
On September 5, 2017, Jeffrey T. Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court against the Company and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleges that he was constructively terminated as a Company and Bank employee and seeks in excess of $5 million in damages. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was executed on February 14, 2018. The settlement will not have a material adverse effect on our financial condition, results of operations or liquidity. For additional information, including the terms of the settlement agreement, see Note 25.

NOTE 27 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents the unaudited quarterly results of operations for the year ended December 31, 2017:

	Three Months Ended,
($ in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income	$98,842	$96,440	$96,751	$97,157
Interest expense	18,361	20,940	21,715	23,984
Net interest income	80,481	75,500	75,036	73,173
Provision for loan losses	2,583	2,503	3,561	5,052
Noninterest income	14,903	5,707	18,365	5,695
Noninterest expense	89,896	76,319	75,671	66,382
Income from continuing operations before income taxes	2,905	2,385	14,169	7,434
Income tax benefit	(6,471)	(12,753)	(3,939)	(3,418)
Income from continuing operations	9,376	15,138	18,108	10,852
Income (loss) from discontinued operations before income taxes	13,348	(4,991)	(1,958)	765
Income tax (benefit) expense	5,523	(2,110)	(799)	315
Income (loss) from discontinued operations	7,825	(2,881)	(1,159)	450
Net income	17,201	12,257	16,949	11,302
Dividends on preferred stock	5,113	5,113	5,112	5,113
Net income available to common stockholders	$12,088	$7,144	$11,837	$6,189
Basic earnings per common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12
Diluted earnings per common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12
Basic earnings per class B common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12
Diluted earnings per class B common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12

The following table presents the unaudited quarterly results of operations for the year ended December 31, 2016:

	Three Months Ended,
($ in thousands, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Interest income	$81,062	$90,929	$98,122	$99,731
Interest expense	13,823	13,603	15,274	16,799
Net interest income	67,239	77,326	82,848	82,932
Provision for loan losses	321	1,769	2,592	589
Noninterest income	21,193	22,903	22,030	32,504
Noninterest expense	59,144	65,053	86,123	92,895
Income from continuing operations before income taxes	28,967	33,407	16,163	21,952
Income tax (benefit) expense	11,661	13,647	(9,016)	(2,543)
Income from continuing operations	17,306	19,760	25,179	24,495
Income from discontinued operations before income taxes	3,988	11,390	18,574	14,965
Income tax expense	1,607	4,622	7,816	6,196
Income from discontinued operations	2,381	6,768	10,758	8,769
Net income	19,687	26,528	35,937	33,264
Dividends on preferred stock	4,575	5,114	5,112	5,113
Net income available to common stockholders	$15,112	$21,414	$30,825	$28,151
Basic earnings per common share
Income from continuing operations	$0.30	$0.30	$0.38	$0.37
Income (loss) from discontinued operations	0.06	0.14	0.22	0.18
Net income	$0.36	$0.44	$0.60	$0.55
Diluted earnings per common share
Income from continuing operations	$0.30	$0.29	$0.38	$0.36
Income (loss) from discontinued operations	0.06	0.14	0.21	0.18
Net income	$0.36	$0.43	$0.59	$0.54
Basic earnings per class B common share
Income from continuing operations	$0.30	$0.30	$0.38	$0.37
Income (loss) from discontinued operations	0.06	0.14	0.22	0.18
Net income	$0.36	$0.44	$0.60	$0.55
Diluted earnings per class B common share
Income from continuing operations	$0.30	$0.30	$0.38	$0.37
Income (loss) from discontinued operations	0.06	0.14	0.22	0.18
Net income	$0.36	$0.44	$0.60	$0.55
NOTE 28 – SUBSEQUENT EVENTS
Settlement Agreement: On January 19, 2018, the Company and the Bank reached a settlement in principle, through mediation, with Jeffrey T. Seabold, the Bank’s former Management Vice Chair, and the parties entered into a final settlement agreement on February 14, 2018, all as more fully described in Note 25.
The Company evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized on the Consolidated Financial Statements as of December 31, 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act)) as of December 31, 2017 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. Based up that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
The Company's Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
The Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017 based on the criteria established in the Company's Internal Control-Integrated Framework (2013).
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP (KPMG), an independent registered public accounting firm, as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2017, the Company completed its efforts to remediate the material weakness identified in 2016 related to an inadequate tone at the top regarding the importance of internal control over financial reporting. Upon completion of those efforts, the Company concluded that the material weakness had been remediated as of December 31, 2017. In addition, the Company continued to remediate control deficiencies that remained open from 2016 and new control deficiencies identified in 2017. As part of those remediation efforts, the Company enhanced its analysis of the root cause of each control deficiency, the related risk assessment, and the plan to remediate the root cause of the deficiency. Upon completion of its testing of key internal controls, the Company also performed an assessment of whether any identified control deficiencies that were not remediated in 2017 were significant individually or on an aggregate basis.
Other than as indicated below, there were no changes in internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of annual and quarterly financial statements, the Company’s management is responsible for evaluating its internal controls and procedures. This evaluation includes an assessment of the Company’s internal control over financial reporting, which are designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the audit of year-end financial statements, the Company’s independent registered public accounting firm, KPMG, is responsible for auditing both (i) the financial statements to obtain reasonable assurance about whether they are free of material misstatement, and (ii) the effectiveness of the Company’s internal control over financial reporting.
Remediation Actions: In response to the material weakness discussed above, the Company implemented remediation actions during 2017 that included:

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

•
We eliminated the lead independent director and Board vice chair roles and appointed new independent Board members, Richard J. Lashley and W. Kirk Wycoff, to fill the vacancies created by the resignation of Mr. Sugarman and the retirement of Chad T. Brownstein as the former Vice Chair of the Board. We appointed Mr. Lashley as Chair of our Joint Audit Committee of the Board immediately following the conclusion of the Company’s 2017 Annual Meeting of Stockholders, thereby allowing our Board Chair Robert D. Sznewajs more time to focus on the critical role of independent Board Chair.

•
We also appointed two additional independent directors, Mary A. Curran and Bonnie G. Hill, whose terms commenced on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran and Dr. Hill add diversity to the Board and broaden the Board’s expertise in risk management and corporate governance.

•
We improved our Disclosure Controls and Procedures by implementing a new Disclosure Controls and Procedure Policy which expands internal approval requirements for public statements, and we revised the Company’s Disclosure Committee charter. In addition, we enhanced resources related to the Company’s Sarbanes-Oxley program by terminating the Director of Financial Controls and engaging a new Sarbanes-Oxley outsourcing vendor. Our Chief Financial Officer and Chief Accounting Officer will oversee the program going forward, which will be subject to monitoring activities performed by the Company’s Internal Audit division.

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
In addition, beginning during the three months ended September 30, 2017 and continuing through the three months ended December 31, 2017, in response to the material weakness discussed above, the Company completed the following remediation actions:

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

•	We strengthened our governance and controls by further developing consistent, standardized and repeatable desktop procedures for all significant financial controls and processes.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm.

/s/ Douglas H. Bowers	/s/ John A. Bogler
Douglas H. Bowers	John A. Bogler
President/Chief Executive Officer	Executive Vice President/Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc.'s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016 , the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP KPMG LLP
Irvine, California
February 28, 2018

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Audit Committee and Audit Committee Financial Experts. Information concerning the audit committee of the Company’s Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Code of Ethics. The Company adopted a written Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Business Conduct and Ethics applies to all of the Company’s directors, officers and employees. A full text of the Code is available on the Company’s website at www.bancofcal.com, by clicking "About Us," then "Investor Relations," then "Corporate Overview" and then "Governance Documents."
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Nomination Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	2,029,985	$11.45	1,277,247
Equity compensation plans not approved by security holders	—	$—	—

(1)	The exercise price of included warrants to purchase 260,000 shares of non-voting common stock is subject to certain adjustments.

(2)
The 2013 Omnibus Stock Incentive Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the plan will be 20 percent of the then outstanding shares of Company common stock, provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the plan up to that point in time.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

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
Footnote 1

2.2	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	Footnote 2

2.3	Asset Purchase Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	Footnote 3

2.4	Bulk Servicing Rights Purchase and Sale Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	Footnote 3

3.1	Articles of Restatement of the charter of the Registrant	Footnote 4

3.2	Fifth Amended and Restated Bylaws of the Registrant	Footnote 4

4.1	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	Footnote 5

4.2	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	Footnote 6

4.3
Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020
Footnote 6

4.4
Second Supplemental Indenture, dated as of April 6, 2015, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 5.25% Senior Notes due April 15, 2025 and form of 5.25% Senior Notes due April 15, 2025
Footnote 7

4.5	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	Footnote 8

4.6
Deposit Agreement, dated as of April 8, 2015, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein
Footnote 9

4.7	Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association	Footnote 10

4.8	Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	Footnote 10

4.9	First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association relating to the Registrant's 8% Tangible Equity Units due May 15, 2017	Footnote 10

4.10
Deposit Agreement, dated as of February 8, 2016, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein.
Footnote 5

10.1	Employment Agreement, dated as of April 24, 2017, by and between the Registrant and Douglas H. Bowers	Footnote 12

10.2	Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler	Footnote 13

10.3	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	Footnote 14

10.4	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	Footnote 15

10.4A	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	Footnote 16

10.5	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	Footnote 15

10.8	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	Footnote 16

10.8A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	Footnote 16

10.8B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	Footnote 17

10.8C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	Footnote 18

10.8D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 19

10.8E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among the Registrant, Banc of California, National Association, and Steven A. Sugarman	Footnote 20

10.8F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 20

10.8G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	Footnote 21

10.9	Employment Agreement, dated as of March 24, 2016, by and between the Registrant and Brian Kuelbs	Footnote 20

10.9A	Settlement Agreement and Release dated as of December 6, 2017, by and between the Registrant and Brian Kuelbs	10.9A

10.10	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	Footnote 22

10.10A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between the Registrant and James J. McKinney	Footnote 20

10.11	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	Footnote 23

10.11A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	Footnote 24

10.11B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	Footnote 15

10.11C	Long-Form Settlement Agreement, dated as of February 14, 2018, by and among the Registrant, Banc of California, N.A. and Jeffrey Seabold	10.11C

10.12	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	Footnote 15

10.12A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	Footnote 20

10.12B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	Footnote 25

10.13	Separation Agreement and Release, dated as of February 7, 2017, by and between the Registrant and Chad T. Brownstein	Footnote 3

10.14	Registrant’s 2003 Stock Option and Incentive Plan	Footnote 26

10.15	Registrant’s 2003 Recognition and Retention Plan	Footnote 26

10.16	Registrant’s 2011 Omnibus Incentive Plan	Footnote 27

10.16A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.16B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.16C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	Footnote 28

10.17	Registrant’s 2013 Omnibus Stock Incentive Plan	Footnote 29

10.17A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.17B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 3

10.17C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.17D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.17E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.17F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.17G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.17H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 24

10.17I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.17J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.17K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	Footnote 24

10.17L	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	10.17L

10.18	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	Footnote 32

10.18A
Assignment and Assumption Agreement, dated as of December 10, 2014, by and among Crescent Special Situations Fund (Investor Group), L.P., Crescent Special Situations Fund (Legacy V), L.P., TCW Shared Opportunity Fund V, L.P. and the Registrant.
Footnote 33

10.19	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	Footnote 2

10.19A	Acknowledgment and Amendment to Securities Purchase Agreement, dated as of October 28, 2014 by and between the Registrant and OCM BOCA Investor, LLC.	Footnote 34

10.20
Securities Purchase Agreement, dated as of October 30, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P., Patriot Financial Partners II, L.P., and Patriot Financial Partners Parallel II, L.P.
Footnote 13

10.21	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between Banc of California, National Association and The Realty Associates Fund IX, L.P.	Footnote 35

10.22	Form Director and Executive Officer Indemnification Agreement	Footnote 15

10.23	Trust Agreement, dated as of August 3, 2016, by and between the Registrant and Evercore Trust Company, N.A., as trustee.	Footnote 36

10.23A	Common Stock Purchase Agreement, dated as of August 3, 2016, by and between the Registrant and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust.	Footnote 36

10.24	Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC	Footnote 37

10.25
Cooperation Agreement, dated as of March 13, 2017, by and between the Registrant and Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. I, Legion Partners Special Opportunities, L.P. V, Legion Partners, LLC, Legion Partners Holdings, LLC, Bradley S. Vizi, Christopher S. Kiper and Raymond White.
Footnote 38

11.0	Statement regarding computation of per share earnings	Footnote 39

12.0	Statement regarding ratio of earnings to combined fixed charges	12.0

21.0	Subsidiaries of the Registrant	21.0

22.0	Published report regarding matters submitted to vote of security holders	None

23.0	Consent of KPMG LLP	23.0

24.0	Power of Attorney	Footnote 40

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

(14)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(23)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(26)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(27)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(29)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(39)	Refer to Note 21 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

(40)	Included on signatory pages of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: February 28, 2018	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer
(Duly Authorized Representative)
POWER OF ATTORNEY
We, the undersigned officers and directors of BANC OF CALIFORNIA, INC., hereby severally and individually constitute and appoint Douglas H. Bowers and John A. Bogler, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2018	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2018	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2018	/s/ Lawrence Gee
Lawrence Gee
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)

Date: February 28, 2018	/s/ Robert D. Sznewajs
Robert D. Sznewajs, Chairman of the Board of Directors

Date: February 28, 2018	/s/ Halle J. Benett
Halle J. Benett, Director

Date: February 28, 2018	/s/ Mary A. Curran
Mary A. Curran, Director

Date: February 28, 2018	/s/ Bonnie G. Hill
Bonnie G. Hill, Director

Date: February 28, 2018	/s/ Jeffrey Karish
Jeffrey Karish, Director

Date: February 28, 2018	/s/ Richard J. Lashley
Richard J. Lashley, Director

Date: February 28, 2018	/s/ Jonah F. Schnel
Jonah F. Schnel, Director

Date: February 28, 2018	/s/ W. Kirk Wycoff
W. Kirk Wycoff, Director