Form 10-Q
period 2018-03-31
BANC OF CALIFORNIA, INC.
filed 2018-05-10
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 1, 2018, the registrant had outstanding 50,014,315 shares of voting common stock and 580,266 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2018

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

iii.	the costs and effects of litigation, including settlements and judgments;

iv.	our performance may be adversely affected by the management transition we have recently undergone;

v.	a worsening of current economic conditions, as well as turmoil in the financial markets;

vi.
the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risks of lending activities, including but not limited to the risk of fraud, any of which credit and operational risks may lead to increased loan and lease delinquencies, losses and non-performing assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

vii.	the quality and composition of our securities portfolio;

viii.	changes in general economic conditions, either nationally or in our market areas, or in financial markets;

ix.
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

xii.
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

xiii.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, as well as additional regulatory burdens, including those that result from being larger than $10 billion in total assets;

xiv.	our ability to control operating costs and expenses;

xv.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xvi.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xvii.	the network and computer systems on which we depend could fail or experience a security breach;

xviii.	our ability to attract and retain key members of our senior management team;

xix.	increased competitive pressures among financial services companies;

xx.	changes in consumer spending, borrowing and saving habits;

xxi.	adverse changes in the securities markets;

xxii.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxiii.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxiv.	the ability of key third party providers to perform their obligations to us;

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

xxvii.	war or terrorist activities; and

xxviii.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$20,058	$20,117
Interest-earning deposits in financial institutions	326,646	367,582
Total cash and cash equivalents	346,704	387,699
Securities available-for-sale, at fair value	2,424,593	2,575,469
Loans held-for-sale, carried at fair value	18,946	66,603
Loans held-for-sale, carried at lower of cost or fair value	1,234	466
Loans and leases receivable, net of allowance for loan and lease losses of $54,763 and $49,333 at March 31, 2018 and December 31, 2017, respectively	6,875,744	6,610,074
Federal Home Loan Bank and other bank stock, at cost	82,715	75,654
Servicing rights, net ($4,953 and $31,852 measured at fair value at March 31, 2018 and December 31, 2017, respectively, and $2,851 and $29,793 measured at fair value were held-for-sale at March 31, 2018 and December 31, 2017, respectively)	6,739	33,708
Other real estate owned, net	1,024	1,796
Premises, equipment, and capital leases, net	135,198	135,699
Bank owned life insurance	105,384	104,851
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	48,344	48,826
Deferred income taxes, net	43,192	31,074
Income tax receivable	10,126	8,739
Other intangible assets, net	8,510	9,353
Other assets	153,834	161,797
Assets of discontinued operations	29,888	38,900
Total assets	$10,329,319	$10,327,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,039,116	$1,071,608
Interest-bearing deposits	6,071,049	6,221,295
Total deposits	7,110,165	7,292,903
Advances from Federal Home Loan Bank	1,905,000	1,695,000
Long term debt, net	172,966	172,941
Reserve for loss on repurchased loans	3,426	6,306
Due on unsettled securities purchases	59,000	—
Accrued expenses and other liabilities	84,997	140,575
Liabilities of discontinued operations	9	7,819
Total liabilities	9,335,563	9,315,544
Commitments and contingent liabilities
Preferred stock	269,071	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,663,116 shares issued and 50,079,736 shares outstanding at March 31, 2018; 51,666,725 shares issued and 50,083,345 shares outstanding at December 31, 2017	517	517
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 508,107 shares issued and outstanding at March 31, 2018 and December 31, 2017	5	5
Additional paid-in capital	623,483	621,435
Retained earnings	141,008	144,839
Treasury stock, at cost (1,583,380 shares at March 31, 2018 and December 31, 2017)	(28,786)	(28,786)
Accumulated other comprehensive income (loss), net	(11,542)	5,227
Total stockholders’ equity	993,756	1,012,308
Total liabilities and stockholders’ equity	$10,329,319	$10,327,852
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income
Loans and leases, including fees	$74,912	$69,507
Securities	21,631	27,239
Other interest-earning assets	2,164	2,096
Total interest and dividend income	98,707	98,842
Interest expense
Deposits	16,795	13,960
Federal Home Loan Bank advances	7,392	1,423
Securities sold under repurchase agreements	750	6
Long term debt and other interest-bearing liabilities	2,332	2,972
Total interest expense	27,269	18,361
Net interest income	71,438	80,481
Provision for loan and lease losses	19,499	2,583
Net interest income after provision for loan and lease losses	51,939	77,898
Noninterest income
Customer service fees	1,592	1,623
Loan servicing income	2,311	2,756
Income from bank owned life insurance	533	581
Net gain on sale of securities available-for-sale	5,241	3,356
Net gain (loss) on sale of loans	(41)	4,019
Net loss on sale of mortgage servicing rights	(2,295)	—
Other income	1,241	2,568
Total noninterest income	8,582	14,903
Noninterest expense
Salaries and employee benefits	31,115	32,443
Occupancy and equipment	7,687	10,668
Professional fees	9,177	15,073
Outside service fees	2,546	1,883
Data processing	1,656	2,179
Advertising and promotion	3,277	1,725
Regulatory assessments	2,092	2,441
(Gain) loss on investments in alternative energy partnerships	(34)	8,682
Reversal of provision for loan repurchases	(1,788)	(325)
Amortization of intangible assets	843	1,090
Impairment on intangible assets	—	336
Restructuring expense	—	5,287
All other expense	3,229	8,414
Total noninterest expense	59,800	89,896
Income from continuing operations before income taxes	721	2,905
Income tax benefit	(6,353)	(6,471)
Income from continuing operations	7,074	9,376
Income from discontinued operations before income taxes (including net gain on disposal of $1,003 and $13,302, respectively, for the three months ended March 31, 2018 and 2017)	2,044	13,348
Income tax expense	560	5,523
Income from discontinued operations	1,484	7,825
Net income	8,558	17,201
Preferred stock dividends	5,113	5,113
Net income available to common stockholders	$3,445	$12,088
Basic earnings per common share
Income from continuing operations	$0.03	$0.08
Income from discontinued operations	0.03	0.15
Net income	$0.06	$0.23
Diluted earnings per common share
Income from continuing operations	$0.03	$0.08
Income from discontinued operations	0.03	0.15
Net income	$0.06	$0.23
Basic earnings per class B common share
Income from continuing operations	$0.03	$0.08
Income from discontinued operations	0.03	0.15
Net income	$0.06	$0.23
Diluted earnings per class B common share
Income from continuing operations	$0.03	$0.08
Income from discontinued operations	0.03	0.15
Net income	$0.06	$0.23
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$8,558	$17,201
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	(13,561)	1,300
Reclassification adjustment for gain included in net income	(3,704)	(1,960)
Total change in unrealized gain (loss) on available-for-sale securities	(17,265)	(660)
Total other comprehensive loss	(17,265)	(660)
Comprehensive income (loss)	$(8,707)	$16,541
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	17,201	—	—	17,201
Other comprehensive loss, net	—	—	—	—	—	—	(660)	(660)
Issuance of common stock	—	1	1	(2)	—	—	—	—
Share-based compensation expense	—	—	—	2,893	—	—	—	2,893
Restricted stock surrendered due to employee tax liability	—	(1)	—	(2,134)	—	—	—	(2,135)
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—	(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,474)	—	—	(6,474)
Preferred stock dividends	—	—	—	—	(5,113)	—	—	(5,113)
Balance at March 31, 2017	$269,071	$537	$3	$614,983	$139,926	$(29,070)	$(9,702)	$985,748
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227	$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—	496	—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	5,723	1,012,308
Comprehensive income:
Net income	—	—	—	—	8,558	—	—	8,558
Other comprehensive loss, net	—	—	—	—	—	—	(17,265)	(17,265)
Share-based compensation expense	—	—	—	2,087	—	—	—	2,087
Restricted stock surrendered due to employee tax liability	—	—	—	(97)	—	—	—	(97)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	58	(74)	—	—	(16)
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—	(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,503)	—	—	(6,503)
Preferred stock dividends	—	—	—	—	(5,113)	—	—	(5,113)
Balance at March 31, 2018	$269,071	$517	$5	$623,483	$141,008	$(28,786)	$(11,542)	$993,756
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$8,558	$17,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	19,499	2,583
Provision for unfunded loan commitments	577	833
Reversal of provision for loan repurchases	(1,788)	(325)
Depreciation on premises and equipment	2,575	3,324
Amortization of intangible assets	843	1,090
Amortization of debt issuance cost	25	42
Net amortization of premium and discount on securities	73	218
Net accretion of deferred loan cost and fees	(122)	(708)
Accretion of discounts on purchased loans	—	(2,070)
Deferred income tax benefit	(4,956)	(8,214)
Bank owned life insurance income	(533)	(581)
Share-based compensation expense	2,087	2,893
(Gain) loss on investments in alternative energy partnerships	(34)	8,682
Impairment on intangible assets	—	336
Net revenue on mortgage banking activities	(232)	(29,434)
Net gain (loss) on sale of loans	41	(4,019)
Net gain on sale of securities available for sale	(5,241)	(3,356)
Loss from change of fair value on mortgage servicing rights	920	1,903
Loss on sale or disposal of property and equipment	16	255
Loss on sale of mortgage servicing rights	2,295	—
Net gain on disposal of discontinued operations	(1,003)	(13,302)
Repurchase of mortgage loans	(9,670)	(13,630)
Originations of loans held-for-sale from mortgage banking	—	(935,428)
Originations of other loans held-for-sale	(773)	(63,101)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	10,629	958,529
Proceeds from sales of and principal collected on other loans held-for-sale	5	127,629
Change in accrued interest receivable and other assets	1,847	(12,536)
Change in accrued interest payable and other liabilities	(11,294)	(54,805)
Net cash provided by (used in) operating activities	14,344	(15,991)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	190,917	378,539
Proceeds from maturities and calls of securities available-for-sale	96,600	32,465
Proceeds from principal repayments of securities available-for-sale	9,351	10,746
Proceeds from maturities and calls of securities held-to-maturity	—	21,020
Purchases of securities available-for-sale	(100,754)	(472,850)
Net cash provided by disposal of discontinued operations	—	55,629
Loan and lease originations and principal collections, net	(291,593)	(309,961)
Redemption of Federal Home Loan Bank stock	—	4,813
Purchase of Federal Home Loan Bank and other bank stock	(7,061)	(209)
Proceeds from sale of loans	6,506	249,695
Proceeds from sale of other real estate owned	553	320
Proceeds from sale of mortgage servicing rights	27,347	—
Proceeds from sale of premises and equipment	—	172
Additions to premises and equipment	(2,090)	(10,317)
Payments of capital lease obligations	(125)	(271)
Funding of equity investment	(275)	—
Investments in alternative energy partnerships	—	(30,927)
Net cash used in investing activities	(70,624)	(71,136)
Cash flows from financing activities:
Net decrease in deposits	(182,738)	(544,457)
Net increase in short-term Federal Home Loan Bank advances	30,000	540,000
Repayment of long-term Federal Home Loan Bank advances	—	(50,000)
Proceeds from long-term Federal Home Loan Bank advances	180,000	100,000
Net increase in securities sold under repurchase agreements	—	26,320
Payment of junior subordinated amortizing notes	—	(1,330)
Restricted stock surrendered due to employee tax liability	(97)	(2,135)
Dividend equivalents paid on stock appreciation rights	(202)	(202)
Dividends paid on preferred stock	(5,113)	(5,113)
Dividends paid on common stock	(6,565)	(6,185)
Net cash provided by financing activities	15,285	56,898
Net change in cash and cash equivalents	(40,995)	(30,229)
Cash and cash equivalents at beginning of period	387,699	439,510
Cash and cash equivalents at end of period	$346,704	$409,281
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$25,430	$15,888
Income taxes paid	31	6,574
Income taxes refunds received	(22)	—
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	$—	$1,171
Transfer of loans held-for-investment to loans held-for-sale	6,546	242,288
Equipment acquired under capital leases	—	70
Reclassification of stranded tax effects to retained earnings	496	—
Due on unsettled securities purchases	59,000	—
Loans sold to Ginnie Mae that are subject to a repurchase option	6,774	20,024
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Santa Ana, California and incorporated under the laws of Maryland. Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (FRB) and its wholly owned subsidiary, Banc of California, National Association (the Bank), operates under a national bank charter issued by the Office of the Comptroller of the Currency (OCC), the Bank's primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC).
As of March 31, 2018, the Bank had 34 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC. The December 31, 2017 statement of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2018.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses (ALLL), reserve for loss on repurchased loans, reserve for unfunded loan commitments, servicing rights, realization of deferred tax assets, the valuation of goodwill and other intangible assets, purchased credit impaired (PCI) loan discount accretion, Hypothetical Liquidation at Book Value (HLBV) of investments in alternative energy partnerships, fair value of assets and liabilities acquired in business combinations, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Incentive Compensation: At December 31, 2017 and 2016 the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. In each case, the amount paid was less than the accrued liability. Consequently, the Company reversed each excess accrual and recorded a pre-tax credit to salaries and employee benefits on the consolidated statements of operations of $937 thousand and $7.8 million, respectively, during the three months ended March 31, 2018 and 2017. Each reversal, based on new information driven by changes to certain facts and circumstances subsequent to December 31, 2017 and 2016, was determined to be a change in estimate.

Discontinued Operations: During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that would be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to the consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.
Adopted Accounting Pronouncements: During the three months ended March 31, 2018, the following pronouncement applicable to the Company was adopted:
In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The model is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Update, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14, is effective for interim and annual periods beginning after December 15, 2017, and entities have the option of using either a modified retrospective or full retrospective approach for the adoption. The Company’s revenue streams primarily consist of net interest income and noninterest income. The scope of this Update explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments, such as loans, leases, and securities. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are in the scope of this Update. The Company evaluated the accounting impact of adopting this guidance based on the following “Five-step Model” prescribed in ASC 606:

(i)	identify the contract;

(ii)	identify the performance obligation in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations; and

(v)	recognize revenue when (or as) the performance obligation is satisfied.
The Company identified and reviewed the revenue streams within the scope of the Update, including escrow fees, trust and fiduciary fees, deposit service fees, debit card fees, investment commissions, gains on sales of OREO, referral fees, and income from joint marketing with a certain credit card company. The Company determined that the new guidance will not require significant changes to the manner in which income from those revenue streams is currently recognized. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements. However, the Company has enhanced its processes to identify contracts within the scope of Topic 606 and apply the Five-step Model to determine how revenue should be recognized. The Company adopted this Update and its related amendments effective January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 21 for additional information.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This Update amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments by requiring a qualitative assessment; eliminates the requirement for public business entities to disclose methods and assumptions for financial instruments measured at amortized cost on the statement of financial position; requires the exit price notion to be used when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability; requires separate presentation of financial assets and liabilities by measurement category; and certain other requirements. This ASU and ASU 2018-04 becomes effective for interim and annual periods beginning on or after December 15, 2017. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements. With regard to the aforementioned exit price notion, the Company measured the fair value of its loans and leases portfolio as of March 31, 2018 using an exit price notion. See Note 3 for additional information.

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230).” The amendments in this Update are intended to reduce diversity in practice regarding classification of changes in restricted cash, requiring an entity to provide changes in restricted cash and restricted cash equivalents during the period in a statement of cash flows. This Update is effective for public business entities with fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” This Update provide guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This Update provides a more robust framework to use when an entity determines whether a set of assets and activities is a business. Public business entities must prospectively apply the amendment in this Update to annual periods beginning after December 15, 2017, including interim periods. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This Update clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when the counterparty obtains control of it. In addition, the amendment requires an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when the entity does not retain a controlling financial interest in the legal entity that holds the asset and an entity transfers control of the asset. Once control is transferred, any non-controlling interest received is required to be measured at fair value. The new guidance is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” This Update provides guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under the new guidance, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. The new guidance is effective for all entities beginning after December 15, 2017 including interim periods within the fiscal year. Upon adoption, the guidance will be applied prospectively to awards modified on or after the adoption date. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02. "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This Update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company early adopted this Update during the three months ended March 31, 2018 and reclassified its stranded tax effect of $496 thousand in accumulated other comprehensive income that resulted from the change in the U.S. federal corporate tax rate to retained earnings.
In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this Update are of a similar nature to the items typically addressed in the Codification improvements project. However, the FASB decided to issue a separate Update for technical corrections and improvements related to Update 2016-01 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017 for public business entities. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company has adopted this Update during the three months ended March 31, 2018 and adoption of the new guidance had no impact on the Company's consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." This Update amends ASC 740, Income Taxes, to reflect SEC Staff Accounting Bulletin No.

118, which provides guidance on accounting for the impact of the Tax Cuts and Jobs Act. The amendments in this Update are effective upon issuance. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In May 2018, the FASB issued ASU 2018-06, "Codification Improvements to Topic 942, Financial Services—Depository and Lending." This Update superseded outdated guidance within Subtopic 942-740 that is related to the OCC’s Banking Circular 202, Accounting for Net Deferred Tax Charges. A cross-reference between Subtopic 740-30, Income Taxes—Other Considerations or Special Areas, and Subtopic 942-740 is being added to the remaining guidance in Subtopic 740- 30 to improve the usefulness of the Codification. The amendments in this Update are effective upon issuance. Adoption of the new guidance had no impact on the Company's consolidated financial statements.

NOTE 2 – SALE OF BUSINESS UNIT (DISCONTINUED OPERATIONS)
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential (SFR) mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency SFR mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that were sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional agency SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they remain part of the Company’s ongoing operations.
The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. During the three months ended March 31, 2018, the Company recognized an earn-out of $635 thousand. Since the completion of the transaction, the Company has recognized a total earn-out of $1.7 million in Income from Discontinued Operations on the Consolidated Statements of Operations.
Caliber retains an option to buy out the future earn-out payable to the Company for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber pays the buyout amount. Caliber also purchased MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. During the three months ended March 31, 2018, the Company released $1.0 million in liability for estimated discretionary incentive compensation payments to certain employees transferred to Caliber as the amount paid was less than the accrued liability. Consequently, the reversal of excess accrual was recorded as a pre-tax credit to net gain on disposal on the Statements of Operations of Discontinued Operations. To date, the entire transaction has resulted in a net gain on disposal of $14.8 million.
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

	Three Months Ended March 31,		Total Net Gain on Disposal After Completion of Sale
($ in thousands)	2018	2017
Proceeds from the transaction	$—	$63,332	$63,054
Compensation expense related to the transaction	1,003	(4,000)	(2,497)
Other transaction costs	—	(3,703)	(3,431)
Net cash proceeds	1,003	55,629	57,126
Book value of certain assets sold	—	(2,455)	(2,455)
Book value of MSRs sold	—	(37,772)	(37,772)
Goodwill	—	(2,100)	(2,100)
Net gain on disposal	$1,003	$13,302	$14,799
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

The following tables present the financial information of discontinued operations as of the dates or for the periods indicated:
Statements of Financial Condition of Discontinued Operations

($ in thousands)	March 31, 2018	December 31, 2017
ASSETS
Loans held-for-sale, carried at fair value (1) (2)	$29,888	$38,696
Other assets	—	204
Assets of discontinued operations	$29,888	$38,900
LIABILITIES
Accrued expenses and other liabilities (1)	$9	$7,819
Liabilities of discontinued operations	$9	$7,819

(1)
Includes $0 and $7.1 million of loans sold to Government National Mortgage Association (GNMA), respectively, that were delinquent more than 90 days and subject to a repurchase option by the Company at March 31, 2018 and December 31, 2017. As such, the Company was deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

(2)	Includes $13.9 million and $24.1 million of non-performing loans at March 31, 2018 and December 31, 2017.
Statements of Operations of Discontinued Operations

	Three Months Ended March 31,
($ in thousands)	2018	2017
Interest income
Loans, including fees	$186	$3,266
Total interest income	186	3,266
Noninterest income
Net gain on disposal	1,003	13,302
Loan servicing income	—	1,551
Net revenue on mortgage banking activities	232	29,434
All other income	635	514
Total noninterest income	1,870	44,801
Noninterest expense
Salaries and employee benefits	9	24,375
Occupancy and equipment	—	2,357
Professional fees	—	102
Outside Service Fees	—	2,364
Data processing	—	464
Advertising	—	833
Restructuring expense	—	3,218
All other expenses	3	1,006
Total noninterest expense	12	34,719
Income from discontinued operations before income taxes	2,044	13,348
Income tax expense	560	5,523
Income from discontinued operations	$1,484	$7,825

Statements of Cash Flows of Discontinued Operations

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net cash provided by (used in) operating activities	$2,686	$(10,111)
Net cash provided by investing activities	—	55,629
Net cash provided by discontinued operations	$2,686	$45,518

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include U.S. Small Business Administration (SBA) loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at March 31, 2018 or December 31, 2017.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of GNMA loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans were re-recognized at fair value and offset by a secured borrowing, as the loans were still legally owned by GNMA. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased or eligible to be repurchased out of GNMA loan pools, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest.
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
Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for these MSRs. Generally, the value is estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At March 31, 2018 and December 31, 2017, MSRs held-for-sale of $2.9 million and $29.8 million, respectively, were valued based on a market bid adjusted for value associated with early payoffs and paydowns and included as Level 3.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$970	$—	$970	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	467,499	—	467,499	—
Non-agency residential mortgage-backed securities	664	—	664	—
Non-agency commercial mortgage-backed securities	200,721	—	200,721	—
Collateralized loan obligations	1,754,739	—	1,754,739	—
Loans held-for-sale, carried at fair value (1)	48,834	—	5,872	42,962
Mortgage servicing rights (2)	4,953	—	—	4,953
Derivative assets:
Interest rate swaps and caps (3)	1,159	—	1,159	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,136	—	1,136	—
December 31, 2017
Assets
Securities available-for-sale:
SBA loan pools securities	$1,058	$—	$1,058	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	476,929	—	476,929	—
Non-agency residential mortgage-backed securities	756	—	756	—
Non-agency commercial mortgage-backed securities	310,511	—	310,511	—
Collateralized loan obligations	1,702,318	—	1,702,318	—
Corporate debt securities	83,897	—	83,897	—
Loans held-for-sale, carried at fair value (5)	105,299	—	6,359	98,940
Mortgage servicing rights (2)	31,852	—	—	31,852
Derivative assets:
Interest rate swaps and caps (3)	1,005	—	1,005	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,033	—	1,033	—

(1)
Includes loans held-for-sale carried at fair value of $29.9 million ($5.9 million at Level 2 and $24.0 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net in the Consolidated Statements of Financial Condition

(3)	Included in Other Assets in the Consolidated Statements of Financial Condition

(4)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition

(5)
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

	Three Months Ended March 31,
($ in thousands)	2018	2017
Mortgage servicing rights (1)
Balance at beginning of period	$31,852	$76,121
Transfers in and (out) of Level 3 (2)	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(874)	(44)
Additions	—	7,801
Sales, paydowns, and other (3)	(26,025)	(41,045)
Balance at end of period	$4,953	$42,833
Loans repurchased or subject to repurchase option from GNMA Loan Pools (4)
Balance at beginning of period	$98,940	$58,260
Transfers in and (out) of Level 3 (2)	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(6)	9
Additions	24,620	17,296
Sales, settlements, and other	(80,592)	(8,864)
Balance at end of period	$42,962	$66,701

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $0 and $37.7 million, respectively, for the three months ended March 31, 2018 and 2017 in balance at beginning of period, and $0 for the three months ended March 31, 2018 and 2017 in balance at end of period

(2)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer

(3)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the three months ended March 31, 2017

(4)
Includes loans repurchased from GNMA Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $32.3 million and $58.3 million, respectively, for the three months ended March 31, 2018 and 2017 in balance at beginning of period, and $24.0 million and $66.7 million, respectively, for the three months ended March 31, 2018 and 2017 in balance at end of period

Loans repurchased from GNMA loan pools and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option held by the Company had aggregate unpaid principal balances of $43.5 million and $99.7 million at March 31, 2018 and December 31, 2017, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of GNMA loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at March 31, 2018 and December 31, 2017:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2018
Mortgage servicing rights	$2,102	Discounted cash flow	Discount rate	13.00% to 13.00% (13.00%)
			Prepayment rate	10.57% to 50.71% (15.68%)
December 31, 2017
Mortgage servicing rights (1)	$2,059	Discounted cash flow	Discount rate	13.00% to 13.00% (13.00%)
			Prepayment rate	10.04% to 49.97% (16.54%)

(1)
Excludes MSRs held-for-sale of $2.9 million and $29.8 million, respectively, which were valued based on a market bid adjusted for expected obligations arising from standard representations and warranties at March 31, 2018 and December 31, 2017

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from GNMA loan pools at March 31, 2018 and December 31, 2017 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	March 31, 2018			December 31, 2017
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$18,946	$19,573	$(627)	$66,603	$67,415	$(812)
Non-accrual loans (1)	9,246	9,412	(166)	60,999	61,900	(901)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$29,888	$30,600	$(712)	$38,696	$39,541	$(845)
Non-accrual loans (2)	13,870	13,916	(46)	24,073	24,297	(224)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—

(1)	Includes loans guaranteed by the U.S. government of $7.8 million and $54.2 million, respectively, at March 31, 2018 and December 31, 2017

(2)	Includes loans guaranteed by the U.S. government of $11.3 million and $20.7 million, respectively, at March 31, 2018 and December 31, 2017
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

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net gains (losses) from fair value changes
Net gain (loss) on sale of loans (continuing operations)	$(15)	$24
Net revenue on mortgage banking activities (discontinued operations)	8	10,793
Changes in fair value due to instrument-specific credit risk were insignificant for the three months ended March 31, 2018 and 2017. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations in the Consolidated Statements of Operations.

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
Other Real Estate Owned Assets: Other Real Estate Owned (OREO) assets initially are recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification due to the unobservable inputs used for determining fair value. Only OREO assets with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO assets of $53 thousand and $9 thousand for the three months ended March 31, 2018 and 2017, respectively, in All Other Expense in the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets
Other real estate owned:
Single family residential	1,008	—	—	1,008
December 31, 2017
Assets
Impaired loans:
SBA	174	—	—	174
Other real estate owned:
Single family residential	1,415	—	—	1,415
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Impaired loans:
Single family residential mortgage	$(115)	$—
Commercial and industrial	(60)	—
SBA	(381)	—
Other consumer	(141)	—
Other real estate owned:
Single family residential	11	(8)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2018
Financial assets
Cash and cash equivalents	$346,704	$346,704	$—	$—	$346,704
Securities available-for-sale	2,424,593	—	2,424,593	—	2,424,593
Federal Home Loan Bank and other bank stock	82,715	—	82,715	—	82,715
Loans held-for-sale (1)	50,068	—	7,176	42,962	50,138
Loans and leases receivable, net of ALLL	6,875,744	—	—	6,838,745	6,838,745
Accrued interest receivable	36,941	36,941	—	—	36,941
Derivative assets	1,159	—	1,159	—	1,159
Financial liabilities
Deposits	7,110,165	—	—	6,848,132	6,848,132
Advances from Federal Home Loan Bank	1,905,000	—	1,901,137	—	1,901,137
Long term debt	172,966	—	179,310	—	179,310
Derivative liabilities	1,136	—	1,136	—	1,136
Accrued interest payable	9,173	9,173	—	—	9,173
December 31, 2017
Financial assets
Cash and cash equivalents	$387,699	$387,699	$—	$—	$387,699
Securities available-for-sale	2,575,469	—	2,575,469	—	2,575,469
Federal Home Loan Bank and other bank stock	75,654	—	75,654	—	75,654
Loans held-for-sale (2)	105,765	—	6,866	98,940	105,806
Loans and leases receivable, net of ALLL	6,610,074	—	—	6,601,767	6,601,767
Accrued interest receivable	35,355	35,355	—	—	35,355
Derivative assets	1,005	—	1,005	—	1,005
Financial liabilities
Deposits	7,292,903	—	—	7,063,613	7,063,613
Advances from Federal Home Loan Bank	1,695,000	—	1,695,039	—	1,695,039
Long term debt	172,941	—	180,560	—	180,560
Derivative liabilities	1,033	—	1,033	—	1,033
Accrued interest payable	7,321	7,321	—	—	7,321

(1)	Includes loans held-for-sale carried at fair value of $29.9 million ($5.9 million at Level 2 and $24.0 million at Level 3) of discontinued operations

(2)	Includes loans held-for-sale carried at fair value of $38.7 million ($6.4 million at Level 2 and $32.3 million at Level 3) of discontinued operations

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
Loans and Leases Receivable, Net of ALLL: The fair value of loans and leases receivable is estimated based on a discounted cash flow approach under an exit price notion. The fair value reflects the estimated yield that would be negotiated with a willing market participant. Because sale transactions of such loans are not readily observable, as many of the loans have unique risk characteristics, the valuation is based on significant unobservable inputs (Level 3).
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Securities available-for-sale:
SBA loan pool securities	$982	$—	$(12)	$970
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	493,757	7	(26,265)	467,499
Non-agency residential mortgage-backed securities	651	14	(1)	664
Non-agency commercial mortgage-backed securities	201,613	334	(1,226)	200,721
Collateralized loan obligations	1,743,941	10,899	(101)	1,754,739
Total securities available-for-sale	$2,440,944	$11,254	$(27,605)	$2,424,593
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
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
During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities totaling $76.8 million to reposition its securities available-for-sale portfolio. At March 31, 2018, the Company's investment securities portfolio consisted of SBA loan pool securities, mortgage-backed securities, and collateralized loan obligations. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At March 31, 2018 and December 31, 2017, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Gross realized gains on sales and calls of securities available-for-sale	$5,241	$3,356
Gross realized losses on sales and calls of securities available-for-sale	—	—
Net realized gains on sales and calls of securities available-for-sale	$5,241	$3,356
Proceeds from sales and calls of securities available-for-sale	$287,517	$378,539
Tax expense on sales and calls of securities available-for-sale	$1,537	$1,396
Investment securities with carrying values of $571.4 million and $564.4 million as of March 31, 2018 and December 31, 2017, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
Securities available-for-sale:
SBA loan pool securities	$970	$(12)	$—	$—	$970	$(12)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$13,570	$(281)	$449,970	$(25,984)	$463,540	$(26,265)
Non-agency residential mortgage-backed securities	—	—	118	(1)	118	(1)
Non-agency commercial mortgage-backed securities	144,673	(1,226)	—	—	144,673	(1,226)
Collateralized loan obligations	66,749	(101)	—	—	66,749	(101)
Total securities available-for-sale	$225,962	$(1,620)	$450,088	$(25,985)	$676,050	$(27,605)
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$4,880	$(35)	$470,092	$(15,301)	$474,972	$(15,336)
Non-agency residential mortgage-backed securities	—	—	148	(1)	148	(1)
Collateralized loan obligations	104,334	(266)	—	—	104,334	(266)
Total securities available-for-sale	$109,214	$(301)	$470,240	$(15,302)	$579,454	$(15,603)
The Company did not record OTTI for investment securities for the three months ended March 31, 2018 or 2017.
At March 31, 2018, the Company’s securities available-for-sale portfolio consisted of 177 securities, 56 of which were in an unrealized loss position. At December 31, 2017, the Company’s securities available-for-sale portfolio consisted of 191 securities, 33 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of March 31, 2018, the Company believed there was no OTTI and did not have the intent to sell its securities in an unrealized loss position and it is not likely that it will be required to sell these securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of March 31, 2018, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.
NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The Company's loan and lease portfolio includes Non-Traditional Mortgage (NTM) loans. The Company’s NTM portfolio is comprised of three interest only products: Green Account Loans (Green Loans), which are a type of home equity lines of credit (HELOCs), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization.
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

($ in thousands)	NTM Loans	Traditional Loans and Leases	Total Loans and Leases Receivable
March 31, 2018
Commercial:
Commercial and industrial	$—	$1,638,559	$1,638,559
Commercial real estate	—	773,193	773,193
Multifamily	—	1,944,082	1,944,082
SBA	—	79,022	79,022
Construction	—	200,766	200,766
Lease financing	—	3	3
Consumer:
Single family residential mortgage	843,255	1,358,103	2,201,358
Other consumer	3,545	89,979	93,524
Total loans and leases	$846,800	$6,083,707	$6,930,507
Allowance for loan and lease losses			(54,763)
Loans and leases receivable, net			$6,875,744
December 31, 2017
Commercial:
Commercial and industrial	$—	$1,701,951	$1,701,951
Commercial real estate	—	717,415	717,415
Multifamily	—	1,816,141	1,816,141
SBA	—	78,699	78,699
Construction	—	182,960	182,960
Lease financing	—	13	13
Consumer:
Single family residential mortgage	803,355	1,252,294	2,055,649
Other consumer	3,578	103,001	106,579
Total loans and leases	$806,933	$5,852,474	$6,659,407
Allowance for loan and lease losses			(49,333)
Loans and leases receivable, net			$6,610,074

Non-Traditional Mortgage Loans
The following table presents the composition of the NTM portfolio as of the dates indicated:

	March 31, 2018			December 31, 2017
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	99	$79,248	9.4%	101	$82,197	10.2%
Interest-only - first liens	499	760,370	89.8%	468	717,484	88.9%
Negative amortization	11	3,637	0.4%	11	3,674	0.5%
Total NTM - first liens	609	843,255	99.6%	580	803,355	99.6%
Green Loans (HELOC) - second liens	12	3,545	0.4%	12	3,578	0.4%
Total NTM - second liens	12	3,545	0.4%	12	3,578	0.4%
Total NTM loans	621	$846,800	100.0%	592	$806,933	100.0%
Total loans and leases		$6,930,507			$6,659,407
% of NTM to total loans and leases		12.2%			12.1%
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
Loans with the Potential for Negative Amortization
The Company discontinued origination of negative amortization loans in 2007. Negative amortization loans other than Green Loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated inherent risks. The estimated funding of the loan commitments and credit risk factors determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At March 31, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $4.3 million and $3.7 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans and to perform periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process.
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
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$49,333	$40,444
Loans and leases charged off	(14,639)	(357)
Recoveries of loans and leases previously charged off	570	66
Provision for loan and lease losses	19,499	2,583
Balance at end of period	$54,763	$42,736
During the three months ended March 31, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and third party bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. Although the Bank plans to pursue any available sources of collection and other potential means of mitigating the loss, no assurance can be given that it will be successful in this regard. Upon extensive review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three months ended March 31, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(71)	—	—	(381)	—	—	(115)	(14,072)	(14,639)
Recoveries	61	—	—	65	—	4	436	4	570
Provision	3,301	446	954	192	(98)	(4)	652	14,056	19,499
Balance at March 31, 2018	$17,571	$5,417	$14,219	$1,577	$3,220	$—	$11,969	$790	$54,763
Individually evaluated for impairment	$1,115	$—	$—	$124	$—	$—	$420	$21	$1,680
Collectively evaluated for impairment	16,456	5,417	14,219	1,453	3,220	—	11,549	769	53,083
Total ending ALLL balance	$17,571	$5,417	$14,219	$1,577	$3,220	$—	$11,969	$790	$54,763
Loans:
Individually evaluated for impairment	$5,265	$—	$—	$359	$—	$—	$19,667	$766	$26,057
Collectively evaluated for impairment	1,633,294	773,193	1,944,082	78,663	200,766	3	2,181,691	92,758	6,904,450
Total ending loan balances	$1,638,559	$773,193	$1,944,082	$79,022	$200,766	$3	$2,201,358	$93,524	$6,930,507

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

	March 31, 2018			December 31, 2017
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
With no related ALLL recorded:
Commercial:
Commercial and industrial	$4,187	$4,150	$—	$471	$453	$—
SBA	237	235	—	342	335	—
Consumer:
Single family residential mortgage	5,822	5,842	—	7,521	7,553	—
Other consumer	294	294	—	4,664	4,663	—
With an ALLL recorded:
Commercial:
Commercial and industrial	1,115	1,115	1,115	3,146	3,129	498
SBA	137	124	124	635	609	435
Consumer:
Single family residential mortgage	13,739	13,825	420	7,090	7,146	277
Other consumer	496	472	21	157	162	7
Total	$26,027	$26,057	$1,680	$24,026	$24,050	$1,217
The following table presents information on impaired loans and leases, disaggregated by class, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial:
Commercial and industrial	$5,333	$3	$3	$—	$—	$—
SBA	373	—	—	—	—	—
Construction	—	—	—	1,528	—	—
Consumer:
Single family residential mortgage	19,715	57	49	11,055	43	43
Other consumer	749	3	2	889	2	1
Total	$26,170	$63	$54	$13,472	$45	$44

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of dates indicated, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases as of dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
March 31, 2018
NTM loans:
Single family residential mortgage	$13,034	$292	$1,575	$14,901	$828,354	$843,255
Other consumer	294	—	—	294	3,251	3,545
Total NTM loans	13,328	292	1,575	15,195	831,605	846,800
Traditional loans and leases:
Commercial:
Commercial and industrial	1,163	4,193	1,017	6,373	1,632,186	1,638,559
Commercial real estate	291	—	—	291	772,902	773,193
Multifamily	—	—	—	—	1,944,082	1,944,082
SBA	979	—	795	1,774	77,248	79,022
Construction	—	—	—	—	200,766	200,766
Lease financing	—	—	—	—	3	3
Consumer:
Single family residential mortgage	7,219	4,419	7,876	19,514	1,338,589	1,358,103
Other consumer	47	5	263	315	89,664	89,979
Total traditional loans and leases	9,699	8,617	9,951	28,267	6,055,440	6,083,707
Total	$23,027	$8,909	$11,526	$43,462	$6,887,045	$6,930,507
December 31, 2017
NTM loans:
Single family residential mortgage	$9,060	$1,879	$1,171	$12,110	$791,245	$803,355
Other consumer	—	—	—	—	3,578	3,578
Total NTM loans	9,060	1,879	1,171	12,110	794,823	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	136	3,595	948	4,679	1,697,272	1,701,951
Commercial real estate	—	—	—	—	717,415	717,415
Multifamily	—	—	—	—	1,816,141	1,816,141
SBA	3,578	—	1,319	4,897	73,802	78,699
Construction	—	—	—	—	182,960	182,960
Lease financing	—	—	—	—	13	13
Consumer:
Single family residential mortgage	6,862	3,370	6,012	16,244	1,236,050	1,252,294
Other consumer	3,194	413	92	3,699	99,302	103,001
Total traditional loans and leases	13,770	7,378	8,371	29,519	5,822,955	5,852,474
Total	$22,830	$9,257	$9,542	$41,629	$6,617,778	$6,659,407

Non-accrual Loans and Leases
The following table presents non-accrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	March 31, 2018			December 31, 2017
($ in thousands)	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
Non-accrual loans and leases (1)
Commercial:
Commercial and industrial	$—	$5,239	$5,239	$—	$3,723	$3,723
SBA	—	1,171	1,171	—	1,781	1,781
Consumer:
Single family residential mortgage	1,575	12,763	14,338	1,171	8,176	9,347
Other consumer	—	472	472	—	4,531	4,531
Total non-accrual loans and leases	$1,575	$19,645	$21,220	$1,171	$18,211	$19,382
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
(1) The Company maintained ALLL individually evaluated for impairment for these loans of $1.6 million and $1.1 million at March 31, 2018 and December 31, 2017, respectively
Loans in Process of Foreclosure
At March 31, 2018 and December 31, 2017, SFR mortgage loans of $2.8 million and $4.3 million, respectively, were in the process of foreclosure.
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
TDR loans consist of the following as of the dates indicated:

	March 31, 2018			December 31, 2017
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$2,795	$2,795	$—	$2,675	$2,675
Consumer:
Single family residential mortgage	2,691	2,639	5,330	2,699	2,653	5,352
Other consumer	294	—	294	294	—	294
Total	$2,985	$5,434	$8,419	$2,993	$5,328	$8,321
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of March 31, 2018 or December 31, 2017.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial and industrial	2	$171	$163	—	$—	$—
Consumer:
Single family residential mortgage	—	—	—	2	1,266	1,273
Total	2	$171	$163	2	$1,266	$1,273
The following table summarizes new TDRs by modification type for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Bankruptcy Discharges		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
March 31, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	—	$—	—	$—	2	$163
Total	—	$—	2	$163	—	$—	—	—	2	$163
March 31, 2017
Consumer:
Single family residential mortgage	1	$130	1	$1,143	—	$—	—	—	2	$1,273
Total	1	$130	1	$1,143	—	$—	—	—	2	$1,273
For the three months ended March 31, 2018, there was no loan that was modified as a TDR during the past 12 months that had payment defaults during the period. For the three months ended March 31, 2017, there was one loan with a principal balance of $124 thousand that was modified as TDRs during the past 12 months that had payment defaults during the period.

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

The following table presents the risk categories for total loans and leases as of dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018
NTM loans:
Single family residential mortgage	$839,811	$1,577	$1,867	$—	$843,255
Other consumer	3,545	—	—	—	3,545
Total NTM loans	843,356	1,577	1,867	—	846,800
Traditional loans and leases:
Commercial:
Commercial and industrial	1,585,874	7,019	45,666	—	1,638,559
Commercial real estate	768,952	—	4,241	—	773,193
Multifamily	1,942,456	536	1,090	—	1,944,082
SBA	72,273	1,831	4,638	280	79,022
Construction	200,766	—	—	—	200,766
Lease financing	3	—	—	—	3
Consumer:
Single family residential mortgage	1,343,107	2,234	12,762	—	1,358,103
Other consumer	89,169	320	490	—	89,979
Total traditional loans and leases	6,002,600	11,940	68,887	280	6,083,707
Total	$6,845,956	$13,517	$70,754	$280	$6,930,507
December 31, 2017
NTM loans:
Single family residential mortgage	$800,589	$1,595	$1,171	$—	$803,355
Other consumer	3,578	—	—	—	3,578
Total NTM loans	804,167	1,595	1,171	—	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	1,651,628	33,376	16,947	—	1,701,951
Commercial real estate	713,131	—	4,284	—	717,415
Multifamily	1,815,601	540	—	—	1,816,141
SBA	72,417	1,555	4,621	106	78,699
Construction	182,960	—	—	—	182,960
Lease financing	13	—	—	—	13
Consumer:
Single family residential mortgage	1,240,866	2,282	9,146	—	1,252,294
Other consumer	98,030	422	4,549	—	103,001
Total traditional loans and leases	5,774,646	38,175	39,547	106	5,852,474
Total	$6,578,813	$39,770	$40,718	$106	$6,659,407

Purchases, Sales, and Transfers
The Company had no purchases or sales of loans and leases, excluding loans held-for-sale, for the three months ended March 31, 2018 and 2017. The following table presents loans and leases transferred from (to) loans held-for-sale by portfolio segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
Commercial:
Multifamily	$—	$—	$—	$(6,583)
Consumer:
Single family residential mortgage	—	(2,184)	—	(236,510)
Other consumer	—	(4,362)	—	—
Total	$—	$(6,546)	$—	$(243,093)
Purchased Credit Impaired Loans
The Company had no PCI loans at March 31, 2018 or December 31, 2017, due mainly to the sale of seasoned SFR mortgage PCI loans during the year ended December 31, 2017. The Company had acquired loans through business combinations and purchases of loan pools for which there was evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected.
The following table presents a summary of accretable yield, or income expected to be collected, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$—	$41,181
Accretion of income	—	(1,949)
Changes in expected cash flows	—	(225)
Disposals	—	(316)
Balance at end of period	$—	$38,691
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
The following table presents a composition of total income from servicing rights, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, on a consolidated operations basis, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Servicing fees for sold loans with servicing retained	$3,231	$6,210
Losses on the fair value and runoff of servicing rights	(920)	(1,903)
Total income from servicing rights	$2,311	$4,307
During the year ended December 31, 2016, the Company entered into a flow-agreement establishing general terms for the purchase and sale to a third party MSR investor in connection with SFR mortgage loan sales to GSEs. The flow-agreement allowed the Company to sell its MSRs to a third party investor contemporaneous with the Company’s sales of its servicing retained SFR mortgages to the GSEs. During the three months ended March 31, 2017, the Company suspended sales of MSRs under the flow-agreement. The Company does not expect to resume sales under the flow-agreement, as the Company has discontinued its mortgage banking activities.
During the three months ended March 31, 2018, the Company sold $26.0 million of MSRs on approximately $3.21 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $27.3 million, subject to adjustment under certain circumstances. This transaction resulted in a loss on sale of MSRs of $2.3 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
The following table presents a composition of servicing rights, on a consolidated operations basis, as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017
Mortgage servicing rights, at fair value	$4,953	$31,852
SBA servicing rights, at amortized cost	1,786	1,856
Total	$6,739	$33,708
Mortgage loans sold with servicing retained are subserviced by a third party vendor. The unpaid principal balance of these loans at March 31, 2018 and December 31, 2017 was $591.2 million and $3.94 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $1.5 million and $17.8 million at March 31, 2018 and December 31, 2017, respectively.
Mortgage Servicing Rights
At March 31, 2018 and December 31, 2017, MSRs held-for-sale of $2.9 million and $29.8 million, respectively, were valued based on a market bid adjusted for expected obligations under standard representations and warranties and included as Level 3 fair value. The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017
Fair value of retained MSRs	$2,102	$2,059
Discount rate	13.00%	13.00%
Constant prepayment rate	15.68%	16.54%
Weighted-average life	5.30 years	5.07 years

The following table presents activity in the MSRs, on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$31,852	$76,121
Additions	—	7,801
Sales of servicing rights (1)	(25,979)	(39,186)
Changes in fair value resulting from valuation inputs or assumptions	(874)	(44)
Other	(46)	(1,859)
Balance at end of period	$4,953	$42,833
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the three months ended March 31, 2017.
SBA Servicing Rights
The Company used a discount rate of 8.75 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$1,856	$1,496
Additions	—	186
Amortization, including prepayments	(70)	(47)
Impairment	—	(17)
Balance at end of period	$1,786	$1,618

NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$1,796	$2,502
Additions	—	1,171
Sales and net direct write-downs	(719)	(325)
Net change in valuation allowance	(53)	(3)
Balance at end of period	$1,024	$3,345
The following table presents the activity in the OREO valuation allowance included in All Other Expense in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$242	$6
Additions	143	9
Recoveries	(90)	—
Net direct write-downs and removals from sale	—	(6)
Balance at end of period	$295	$9
The following table presents expenses related to foreclosed assets included in All Other Expense in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net gain (loss) on sales	$64	$(5)
Operating expenses, net of rental income	(48)	(4)
Total	$16	$(9)
The Company did not provide loans to finance the purchase of its OREO properties during the three months ended March 31, 2018 or 2017.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At March 31, 2018 and December 31, 2017, the Company had goodwill of $37.1 million. The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of August 31, 2017 and determined that no goodwill impairment existed.
Goodwill was allocated between the Commercial Banking and Mortgage Banking segments using a relative fair value approach in connection with the Company's realignment of segment reporting at December 31, 2014. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2016. During the three months ended March 31, 2017, the Company discontinued its mortgage banking operations and wrote off goodwill of $2.1 million, which was previously allocated to its Mortgage Banking segment, against the gain on disposal of discontinued operations. See Note 2 for additional information.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of March 31, 2018, the weighted average remaining amortization period for core deposit intangibles was approximately 5.8 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2018
Core deposit intangibles	$30,904	$22,394	$8,510
December 31, 2017
Core deposit intangibles	$30,904	$21,551	$9,353
Aggregate amortization of intangible assets was $843 thousand and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The following table presents estimated future amortization expenses as of March 31, 2018:

($ in thousands)	Remainder of 2018	2019	2020	2021	2022 and After	Total
Estimated future amortization expense	$2,164	$2,195	$1,518	$1,081	$1,552	$8,510
During the three months ended March 31, 2017, the Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents the Company's advances from the FHLB as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017
Fixed rate:
Outstanding balance	$730,000	$550,000
Interest rates ranging from	1.23%	1.23%
Interest rates ranging to	3.00%	3.00%
Weighted average interest rate	2.19%	2.02%
Variable rate:
Outstanding balance	1,175,000	1,145,000
Weighted average interest rate	1.86%	1.40%
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2018 and December 31, 2017, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.48 billion and $2.90 billion, respectively, and securities with carrying values of $422.2 million and $405.6 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $55.8 million and $48.7 million at March 31, 2018 and December 31, 2017, respectively. Based on this collateral, the Bank's financing availability, and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.09 billion at March 31, 2018.
The Bank maintained a line of credit of $64.7 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $108.1 million with no outstanding borrowings at March 31, 2018. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at March 31, 2018.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at March 31, 2018 and December 31, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017 and a floating interest rate equal to a London Interbank Offered Rate (LIBOR) rate plus 2.25 percent or The Wall Street Journal’s prime rate (Prime Rate). The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line. The proceeds of the line were used for working capital purposes.

NOTE 10 – LONG-TERM DEBT
The following table presents the Company's long-term debt as of the dates indicated:

	March 31, 2018		December 31, 2017
($ in thousands)	Par Value	Discount	Par Value	Discount
5.25% senior notes due April 15, 2025	$175,000	$(2,034)	$175,000	$(2,059)
Total	$175,000	$(2,034)	$175,000	$(2,059)
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
The Company may, at its option, on or after January 15, 2025 (i.e., 90 days prior to the maturity date), redeem the Senior Notes in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.
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
Tangible Equity Units – Junior Subordinated Amortizing Notes
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

NOTE 11 – INCOME TAXES
For the three months ended March 31, 2018 and 2017, income tax benefit of continuing operations was $6.4 million and $6.5 million, respectively, and the effective tax rate was (881.1) percent and (222.8) percent, respectively. The Company recognized income tax benefits due mainly to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $7.3 million and $8.8 million for the three months ended March 31, 2018 and 2017 and the decrease in the federal statutory tax rate from 35% to 21% as a result of H.R. 1, originally known (and referred to below) as the “Tax Cuts and Jobs Act”, which became effective on January 1, 2018. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $43.2 million and $31.1 million at March 31, 2018 and December 31, 2017, respectively. The increase in net deferred tax assets was primarily due to a decrease of $7.9 million in deferred tax liabilities resulting from the sale of mortgage servicing rights and an increase of $7.2 million in deferred tax assets from the increase of unrealized loss on securities available-for-sale.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.1 million and $1.0 million at March 31, 2018 and December 31, 2017. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of March 31, 2018, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $901 thousand. At March 31, 2018 and December 31, 2017, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and brought with it significant changes to the U.S Internal Revenue Code of 1986, as amended (IRC), that impact corporate taxation requirements. At March 31, 2018, the Company did not have any material adjustments to the items previously recorded at December 31, 2017 related to tax reform legislation.
The Company early adopted ASU 2018-02 effective January 1, 2018. ASU 2018-02 permits companies to reclassify stranded tax effects due to the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. As a result of the adoption, the Company recorded an increase in accumulated other comprehensive income of $496 thousand and reduced retained earnings by $496 thousand to eliminate the stranded tax effects at that date from the reduction in the federal statutory tax rate that was enacted in December 2017 and became effective January 1, 2018.

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

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$6,306	$7,974
Initial provision for loan repurchases	2	842
Subsequent change in the provision	(1,788)	(325)
Utilization of reserve for loan repurchases	(1,094)	(373)
Balance at end of period	$3,426	$8,118
During the three months ended March 31, 2018, reserve for loss on repurchased loans decreased by $2.9 million. Approximately $1.5 million of the decrease was due to portfolio run-off and repurchase settlement activities, and approximately $1.4 million of the decrease was due to methodology and data enhancements. The methodology and data enhancements were a result of additional insights gained through the due diligence process pertaining to the MSR sale during the three months ended March 31, 2018 and utilization of the Company's actual run-off and historical loss data as opposed to industry data.
The Company believes that its obligations for mortgage loan repurchases or loss reimbursements were adequately reserved for at March 31, 2018.
NOTE 13 – DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back agreements are intended to offset each other and allow the Company to retain the credit risk of the transaction with its customer in exchange for a fee. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated.

	March 31, 2018		December 31, 2017
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in assets:
Interest rate swaps and cap on loans	$69,414	$1,159	$70,486	$1,005
Total included in assets	$69,414	$1,159	$70,486	$1,005
Included in liabilities:
Interest rate swaps and caps on loans	$69,414	$1,136	$70,486	1,033
Total included in liabilities	$69,414	$1,136	$70,486	$1,033
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

NOTE 14 – EMPLOYEE STOCK COMPENSATION
The Company issues stock-based compensation awards to its directors and employees from the Company's 2013 Omnibus Stock Incentive Plan (2013 Omnibus Plan). The 2013 Omnibus Plan provides that the aggregate number of shares of the Company's common stock that may be subject to awards will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of March 31, 2018, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,258,674 shares were available for future awards.
On December 28, 2017, the Company initiated the termination of the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) that was established to fund employee stock compensation and benefit obligations of the Company. See Note 15 for additional information.
Share-based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Stock options	$33	$247
Restricted stock awards and units	2,054	2,604
Stock appreciation rights	—	42
Total share-based compensation expense	$2,087	$2,893
Related tax benefits	$612	$1,203
The following table presents unrecognized share-based compensation expense as of March 31, 2018:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$240	2.1 years
Restricted stock awards and restricted stock units	8,175	2.5 years
Total	$8,415	2.5 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three- to five- year vesting period and contractual terms of seven to ten years. The Company recognizes an income tax deduction upon exercise of the stock option by the option holder in an amount equal to the taxable income reported by the option holders. The option holder recognizes taxable income based on the closing market price immediately before the exercise date less the exercise price stated in the grant agreement.
The following table represents stock option activity as of and for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	210,973	$13.99	7.0 years	$1,405
Exercised	(24,000)	$17.50	8.2 years
Outstanding at end of period	186,973	$13.54	6.6 years	$1,077
Exercisable at end of period	81,541	$13.84	5.9 years	$445

The following table sets forth information regarding unvested stock options as of and for the three months ended March 31, 2018. There were no changes in this information during the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	105,432	$13.31
Outstanding at end of period	105,432	$13.31
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity as of and for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	911,633	$18.73
Granted (1)	39,778	$20.34
Vested (1)	(12,265)	$14.96
Forfeited (1)	(21,205)	$18.56
Outstanding at end of period	917,941	$18.91

(1)
The number of granted shares/units includes aggregate performance-based shares of 17,500 for the three months ended March 31, 2018. The number of forfeited shares includes aggregate performance-based shares of 5,638 for the three months ended March 31, 2018. The vesting of these awards is subject to certain performance targets and goals being met. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance.

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
Regarding the Additional TEU SAR, the TEU contained a Purchase Contract that could be settled in shares of the Company’s voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment) as more fully described under Note 15. The Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR was subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract was less than the initial maximum settlement rate. By its original terms, the Additional TEU SAR was to vest in full on May 15, 2017 or accelerate in vesting upon early settlement of a Purchase Contract at the holders' option, and until it vested, the Additional TEU SAR was to have no dividend equivalent rights and the shares underlying the Additional TEU SAR were subject to forfeiture.
The following table represents SARs activity as of and for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	4.6 years	$14,105
Outstanding at end of period	1,559,012	$11.60	4.4 years	$12,001
Exercisable at end of period	1,559,012	$11.60	4.4 years	$12,001

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
On August 22, 2012, COR Capital Holdings transferred its warrants for the right to purchase 960,000 shares of non-voting common stock to a living trust for Steven A. Sugarman and his spouse. These warrants vested in tranches, with each tranche being exercisable for five years after the tranche's vesting date. With respect to the warrants transferred by COR Capital Holdings to the living trust for Steven A. Sugarman and his spouse, warrants to purchase 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred by COR Advisors to Mr. Seabold, warrants to purchase 95,000 shares vested on January 1, 2011; warrants to purchase 130,000 shares vested on each of April  1 and July 1, 2011, and warrants to purchase 80,000 shares vested on October 1, 2011.
On August 17, 2016, the living trust for Steven A. Sugarman and his spouse transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. These transferred warrants were last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares, respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrants. Under his irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. At September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, in accordance with Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000,130,000, and 40,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875, 77,376 and 23,237 shares of the Company's non-voting common stock, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $8.80, $8.72, $8.66, $8.61 and $8.55 per share, respectively. As a result of these exercises, Jason Sugarman no longer holds any warrants to purchase shares of the Company’s stock.

On August 16, 2016, the living trust for Steven A. Sugarman and his spouse irrevocably elected to exercise its warrants to purchase 480,000 shares. Under its irrevocable election, the living trust for Steven A. Sugarman and his spouse directed that each such exercise would occur on the last exercisable date for each tranche of such warrants (September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 with respect to 90,000, 130,000, 130,000, and 130,000 shares, respectively) using a cashless net exercise method and also directed that each exercise be for non-voting common stock. On September 30, 2017, in accordance with its irrevocable election, warrants to purchase 90,000 shares were exercised by the living trust for Steven A. Sugarman and his spouse, resulting in the issuance of 52,284 shares of the Company's non-voting common stock. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.55 per share. On December 27, 2017, the Company was notified that the living trust for Steven A. Sugarman and his spouse purportedly transferred warrants with respect to 130,000 shares, with a last exercisable date of December 31, 2017, to a separate entity, Sugarman Family Partners. In accordance with the irrevocable election to exercise previously submitted by the living trust for Steven A. Sugarman and his spouse, the Company considered these transferred warrants to have been exercised with respect to 130,000 shares on December 31, 2017, resulting in the issuance of 77,413 shares of the Company's non-voting common stock. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.49 per share. On March 30, 2018, the Company was notified that the living trust for Steven A. Sugarman and his spouse purportedly transferred warrants with respect to 130,000 shares to Sugarman Family Partners. In accordance with an irrevocable election to exercise the warrants previously submitted by the living trust for Steven A. Sugarman and his spouse, the Company considered these transferred warrants to have been exercised with respect to 130,000 shares on April 2, 2018, resulting in the issuance of 72,159 shares of the Company’s non-voting common stock. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.44 per share.
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

	March 31, 2018			December 31, 2017
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series C 8.00% non-cumulative perpetual	40,250	$40,250	$37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	280,250	$280,250	$269,071	280,250	$280,250	$269,071

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
Each TEU was comprised of a Purchase Contract and an Amortizing Note. The terms of the Purchase Contracts provided that unless settled early at the holder’s option as described below, on May 15, 2017, each Purchase Contract would automatically settle and the Company would deliver a number of shares of its voting common stock based on the then-applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share.
From the first business day following the issuance of the TEUs, excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract could settle its Purchase Contract early, and the Company would deliver to the holder 4.4456 shares of voting common stock. On May 15, 2017, all Purchase Contracts that had not previously been settled early as described above were settled. The Company issued an aggregate of 6,134,988 shares of voting common stock pursuant to the Purchase Contracts. See Note 10 for additional information.

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

	Three Months Ended March 31,
($ in thousands)	2018	2017
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$5,227	$(9,042)
Unrealized gain (loss) arising during the period	(19,682)	2,226
Reclassification adjustment from other comprehensive income	(5,241)	(3,356)
Tax effect of current period changes	7,658	470
Total changes, net of taxes	(17,265)	(660)
Reclassification of stranded tax effects to retained earnings	496	—
Balance at end of period	$(11,542)	$(9,702)
NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Banc of California, Inc.
Total risk-based capital	$998,423	14.60%	$547,082	8.00%	N/A	N/A
Tier 1 risk-based capital	939,367	13.74%	410,311	6.00%	N/A	N/A
Common equity tier 1 capital	670,296	9.80%	307,733	4.50%	N/A	N/A
Tier 1 leverage	939,367	9.21%	407,892	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,128,784	16.53%	$546,256	8.00%	$682,820	10.00%
Tier 1 risk-based capital	1,069,728	15.67%	409,692	6.00%	546,256	8.00%
Common equity tier 1 capital	1,069,728	15.67%	307,269	4.50%	443,833	6.50%
Tier 1 leverage	1,069,728	10.50%	407,428	4.00%	509,285	5.00%
December 31, 2017
Banc of California, Inc.
Total risk-based capital	$1,002,200	14.56%	$550,499	8.00%	N/A	N/A
Tier 1 risk-based capital	949,151	13.79%	412,874	6.00%	N/A	N/A
Common equity tier 1 capital	682,539	9.92%	309,656	4.50%	N/A	N/A
Tier 1 leverage	949,151	9.39%	404,339	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,131,057	16.56%	$546,359	8.00%	$682,949	10.00%
Tier 1 risk-based capital	1,078,008	15.78%	409,769	6.00%	546,359	8.00%
Common equity tier 1 capital	1,078,008	15.78%	307,327	4.50%	443,917	6.50%
Tier 1 leverage	1,078,008	10.67%	404,060	4.00%	505,074	5.00%
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
During the three months ended March 31, 2018 and 2017, the Company funded $0 and $30.9 million, respectively, recognized a gain (loss) on investment of $34 thousand and $(8.7) million, respectively, through its HLBV application. As a result, the balance of these investments was $48.3 million and $47.6 million, respectively, at March 31, 2018 and 2017. From an income tax benefit perspective, the Company recognized investment tax credits of $7.3 million and $8.8 million, respectively, as well as income tax expense (benefits) relating to the recognition of its gain (loss) through its HLBV application during the three months ended March 31, 2018 and 2017. During the year ended December 31, 2017, the Company completed the funding on one of its two investments. While the Company had committed $100.0 million to the investment, the amount that was drawn down and funded by the Company was $62.8 million and the remaining $37.2 million of the commitment was canceled.
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017
Cash	$6,107	$16,518
Equipment, net of depreciation	268,320	246,297
Other assets	2,444	2,444
Total unconsolidated assets	$276,871	$265,259
Total unconsolidated liabilities	$7,181	$7,181
Maximum loss exposure	$98,428	$98,910
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $98.4 million, consisting of the investment balance of $48.3 million and unfunded equity commitments of $50.1 million at March 31, 2018.

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
At March 31, 2018 and December 31, 2017, the Company had a total investment in qualified affordable housing projects of $21.5 million and $22.0 million, respectively. During the three months ended March 31, 2018, the Company funded $14 thousand and recognized proportional amortization expense of $497 thousand. The Company has funded $13.7 million of its $29.3 million aggregated funding commitments and had an unfunded commitment of $15.6 million at March 31, 2018. During the three months ended March 31, 2017, the Company made no funding into qualified affordable housing projects and recognized proportional amortization expense of $123 thousand. From an income tax benefit perspective, the Company recognized investment tax credits of $475 thousand and $106 thousand, respectively, during the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $21.5 million and $22.0 million, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax Benefit in the Consolidated Statements of Operations.
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

NOTE 18 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$7,003	$71	$7,074	$9,338	$38	$9,376
Less: income allocated to participating securities	—	—	—	(162)	(1)	(163)
Less: participating securities dividends	(201)	(2)	(203)	(202)	(1)	(203)
Less: preferred stock dividends	(5,062)	(51)	(5,113)	(5,092)	(21)	(5,113)
Income from continuing operations allocated to common stockholders	1,740	18	1,758	3,882	15	3,897
Income from discontinued operations	1,469	15	1,484	7,793	32	7,825
Net income allocated to common stockholders	$3,209	$33	$3,242	$11,675	$47	$11,722
Weighted average common shares outstanding	50,082,438	508,107	50,590,545	49,788,421	202,765	49,991,186
Dilutive effects of stock units	135,649	—	135,649	209,395	—	209,395
Dilutive effects of stock options	47,701	—	47,701	207,506	—	207,506
Dilutive effects of warrants	151,635	—	151,635	346,058	—	346,058
Average shares and dilutive common shares	50,417,423	508,107	50,925,530	50,551,380	202,765	50,754,145
Basic earnings per common share
Income from continuing operations	$0.03	$0.03	$0.03	$0.08	$0.08	$0.08
Income from discontinued operations	0.03	0.03	0.03	0.15	0.15	0.15
Net income	$0.06	$0.06	$0.06	$0.23	$0.23	$0.23
Diluted earnings per common share
Income from continuing operations	$0.03	$0.03	$0.03	$0.08	$0.08	$0.08
Income from discontinued operations	0.03	0.03	0.03	0.15	0.15	0.15
Net income	$0.06	$0.06	$0.06	$0.23	$0.23	$0.23
For the three months ended March 31, 2018, there were 1,288 stock units and 0 stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three months ended March 31, 2017, there were no stock units/options that were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	March 31, 2018		December 31, 2017
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$1,345	$364,583	$1,851	$335,654
Unused lines of credit	11,082	1,273,908	19,085	1,309,170
Letters of credit	1,066	9,136	1,050	12,976

(1)	Includes no commitments to extend credit related to discontinued operations at March 31, 2018 and December 31, 2017.
Commitments to make loans are generally made for periods of 30 days or less.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of March 31, 2018, the Bank has paid $11.3 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.7 million as of March 31, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 22 for additional information.
The Company had unfunded commitments of $15.6 million, $10.7 million, and $50.6 million for Affordable Housing Fund Investment, Small Business Investment Company (SBIC), and Other Investments including investments in alternative energy partnerships, at March 31, 2018, respectively.

NOTE 20 – RESTRUCTURING
In connection with the sale of its Banc Home Loans division in 2017, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing resulting in certain severance and other employee related costs including accelerated vesting of equity awards, and amending certain system contracts in order to improve the Company's efficiency. These employees and systems primarily supported the Company's mortgage banking activities. The Company recognized $9.1 million of total restructuring expense during the year ended December 31, 2017. The Company had outstanding unpaid accrued liabilities of $161 thousand and $202 thousand, respectively, at March 31, 2018 and December 31, 2017. The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the three months ended March 31, 2018 and 2017:

	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
As of or For the Three Months Ended March 31, 2018
Balance at beginning of period				$202
Payments:
Severance and other employee related costs				(41)
Other restructuring expense				—
Total				$(41)
Balance at end of period				$161
As of or For the Three Months Ended March 31, 2017
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,287	$2,323	$7,610	7,610
Other restructuring expense	—	895	895	895
Total	$5,287	$3,218	$8,505	8,505
Payments:
Severance and other employee related costs				(1,503)
Other restructuring expense				—
Total				$(1,503)
Balance at end of period				$7,002

NOTE 21 – REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and all subsequent amendments. As stated in Note 1, the implementation of the new standard did not have a material impact on the measurement, timing, or recognition of revenue. Accordingly, no cumulative effect adjustment to opening retained earnings was deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as gain or loss associated with mortgage servicing rights, financial guarantees, derivatives, and income from bank owned life insurance are also not within the scope of the new guidance. Topic 606 is applicable to noninterest income such as trust and asset management income, deposit related fees, interchange fees, merchant related income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest income considered to be within the scope of Topic 606 is discussed below.
Debit Card Fees
When customers use their debit cards to pay merchants for goods or services, the Company retains a fee from the funds collected from the related deposit account and transfers the remaining funds to the payment network for remittance to the merchant. The performance obligation to the merchant is satisfied and the fee is recognized at the point in time when the funds are collected and transferred to the payment network.
Investment Commissions
The Company acts as an agent for a third party vendor that provides investment services and products to customers. Upon completion of a sale of investment services or products to a customer, the Company receives a commission from the third party vendor. The performance obligation to the third party vendor is satisfied and the commission income is recognized at that point in time.
Deposit Service Fees
Service charges on deposit accounts consist of account analysis fees, monthly service fees, check orders, and other deposit related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time as incurred.
Other
Other noninterest income primarily consists of other recurring revenue streams from gains or losses on sales of OREO, and merchant referral commissions. The Company's performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized. The Company's performance obligation for merchant referral commissions is satisfied with the successful sale of services to those referred merchants, which is when the commission is received and the income is recognized.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
($ in thousands)	2018	2017
Noninterest Income
In scope of Topic 606
Deposit Service Fees	$778	$756
Debit Card Fees	225	441
Investment Commissions	323	450
Other	155	77
Noninterest Income (in-scope of Topic 606)	1,481	1,724
Noninterest Income (out-of-scope of Topic 606)	7,101	13,179
Total Noninterest Income	$8,582	$14,903
The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances. As of March 31, 2018, the Company did not capitalize any contract acquisition costs.

NOTE 22 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests. Excluding the loan amounts described in detail below, loans outstanding to persons who were executive officers and directors during the three months ended March 31, 2018 and the year ended December 31, 2017 and their related interests amounted to $0 and $249 thousand, respectively, at March 31, 2018 and December 31, 2017, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.
The Bank has an Employee Loan Program, which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Employee Loan Program is a reduction in loan fees.
Deposits from executive officers, directors, and their related interests amounted to $2.4 million and $2.2 million at March 31, 2018 and December 31, 2017, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
Transactions with Current Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
Indemnification for Costs of Counsel in Connection with Special Committee Investigation, SEC Investigation and Related Matters. On November 3, 2016, in connection with an investigation by the Special Committee of the Company’s Board of Directors, the Company Board authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the direction of the Company Board, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with the Company, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law. In addition, the Company is providing indemnification, advancement and/or reimbursement for costs related to (i) a formal order of investigation issued by the SEC on January 4, 2017 directed primarily at certain of the issues that the Special Committee reviewed and (ii) any related civil or administrative proceedings against the Company as well as officers currently or previously associated with the Company. During the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, the fees and expenses paid by the Company included $28 thousand, $501 thousand, and $0, respectively, incurred by the Company's General Counsel John Grosvenor. For indemnification costs paid for former executive officers or directors, see Transactions with Former Related Parties below.
Company’s Sale of Shares to and Purchase of Shares from SECT. As reported in a Schedule 13G filed with the SEC on February 13, 2017, Evercore Trust Company, as trustee of the SECT (which was later succeeded as trustee by Newport Trust Company, N.A.), beneficially owned 2,500,000 shares of the Company’s voting common stock as of December 31, 2016, which Evercore Trust Company stated represented more than 5 percent of the total number of shares of the Company’s voting common stock outstanding as of that date. These shares were sold by the Company to the SECT on August 3, 2016 when the Company originally established the SECT. On December 28, 2017, in order to effectuate the early termination of the SECT, the Company purchased the 2,500,000 shares of voting common stock held by the SECT, all as more fully described in Note 15.
Sabal Loan. On September 5, 2017, John A. Bogler became the Chief Financial Officer of the Company and the Bank. Mr. Bogler is a founding member, and since 2015 and up until his employment with the Company, was a board member and Chief Financial Officer, of Sabal Capital Partners, LLC. Sabal Capital Partners, LLC is the sole owner of Sabal Opportunities Fund I, LLC, which in turn is the sole owner of Sabal TL1, LLC (together, Sabal). Mr. Bogler remains a material owner of Sabal. Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $40.0 million effective June 11, 2017, to Sabal TL1, LLC, with a maximum funding amount of $100.0 million in certain situations.

Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the three months ended March 31, 2018 and the year ended December 31, 2017, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $32.5 million and $94.7 million, respectively. The amount outstanding as of March 31, 2018 and December 31, 2017 was $10.4 million and $23.6 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six-month LIBOR rate plus a margin. $106.4 million and $600.4 million in principal, respectively, and $190 thousand and $1.1 million in interest, respectively, was paid by Sabal on the facility to the Bank during the three months ended March 31, 2018 and the year ended December 31, 2017.
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

Legion Affiliates. As reported in an amendment to a Schedule 13D filed with the SEC on May 23, 2017, Legion Partners Asset Management, LLC (Legion Partners), Legion Partners, L.P. I, Legion and its affiliates (collectively, the Legion Group) beneficially owned 2,938,679 shares of the Company’s voting common stock as of May 19, 2017, which the Legion Group reported represented 5.6 percent of the Company’s total shares outstanding. As reported in an amendment to a Schedule 13D filed with the SEC on April 26, 2018, the Legion Group beneficially owned 2,439,751 shares of the Company’s voting common stock as of that date, which the Legion Group reported represented 4.8 percent of the Company’s total shares outstanding.
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
PL Capital Affiliates. As reported in an amendment to a Schedule 13D filed with the SEC on February 10, 2017, PL Capital Advisors, LLC (PL Capital Advisors) and certain of its affiliates (collectively, the PL Capital Group) owned 3,427,219 shares of the Company’s voting common stock as of February 7, 2017, which the PL Capital Group reported represented 6.9 percent of the Company’s total shares outstanding.
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
During the three months ended March 31, 2018 and year ended December 31, 2017 (excluding fees paid in January 2017), the fees and expenses paid by the Company included $265 thousand and $3.0 million, respectively, incurred by the Company’s then- (now former) Chair, President and Chief Executive Officer Steven A. Sugarman ; $71 thousand and $1.4 million, respectively, incurred by the Bank’s then- (now former) Management Vice Chair Jeffrey T. Seabold; $11 thousand and $631 thousand, respectively jointly incurred by the Company’s then- (now former) Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s then- (now former) Chief Financial Officer James J. McKinney; and $5 thousand and $509 thousand, incurred by the Company’s then- (now former) director Chad Brownstein.
For the year ended December 31, 2016, fees and expenses incurred under the arrangement described above (which were paid in January 2017) included $573 thousand incurred by Mr. Sugarman; $57 thousand incurred by Mr. Seabold; $135 thousand incurred jointly by Messrs. Turner and McKinney; and $29 thousand incurred by Mr. Brownstein. Indemnification was paid on behalf of other former executive officers and former directors in lesser amounts for the three months ended March 31, 2018 and years ended December 31, 2017 and 2016.
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

Under the Settlement Agreement, which provides for a mutual release of claims and the dismissal of Mr. Seabold’s complaint with prejudice, Mr. Seabold received lump sum cash payments from the Company and the Bank aggregating $4.3 million, less applicable withholdings for the portions of such payments representing employee compensation. Included within this amount were cash payments totaling $576 thousand representing a benefit with respect to Mr. Seabold's unvested stock options and restricted stock awards. Mr. Seabold also received a cash payment of $38 thousand as reimbursement for his premiums for health care coverage for the period October 1, 2017 through March 2019. In addition, in accordance with the Settlement Agreement, the Bank paid $650 thousand of attorneys’ fees incurred by Mr. Seabold in connection with his lawsuit and the Settlement Agreement. All the cash payments to Mr. Seabold under the Settlement Agreement were made during the three months ended March 31, 2018. The Settlement Agreement contains certain standstill provisions that, prior to December 31, 2018, generally restrict Mr. Seabold and his affiliates from, among other things, acquiring beneficial ownership of any shares of the Company’s common stock or common stock equivalents to the extent this would result in Mr. Seabold beneficially owning in excess of 4.99 percent of the total number of shares of common stock outstanding, soliciting proxies in opposition to any matter not recommended by the Company’s Board of Directors or in favor of any matter not approved by the Company’s Board of Directors or initiating any stockholder proposal.
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
As of March 31, 2018 and December 31, 2017, there were $26.3 million and $23.3 million outstanding advances, respectively, by the Bank under the Stadco Loan. During the three months ended March 31, 2018 and the year ended December 31, 2017, the largest amount of principal outstanding under the Stadco Loan was $26.5 million and $23.5 million, respectively. The Bank collected $38 thousand and $295 thousand, respectively, in unused loan fees during three months ended March 31, 2018 and the year ended December 31, 2017. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the three months ended March 31, 2018 and the year ended December 31, 2017, $193 thousand and $325 thousand interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.
As of March 31, 2018 and December 31, 2017, there were $6.1 million and $5.4 million outstanding advances, respectively, by the Bank under the Team Loan. During the three months ended March 31, 2018 and the year ended December 31, 2017, the largest aggregate amount of principal outstanding under the Team Loan was $6.2 million and $5.5 million, respectively. The Bank collected $12 thousand and $140 thousand, respectively, in unused loan fees during the three months ended March 31, 2018 and the year ended December 31, 2017. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the three months ended March 31, 2018 and the year ended December 31, 2017, $50 thousand and $83 thousand interest, respectively, was paid by Team to the Bank on the Team Loan.
Team obtained a corporate credit card with a $100 thousand line of credit from a third party unaffiliated with the Bank. Effective November 24, 2017, the Bank provided a guaranty for the card by obtaining a standby letter of credit issued by another institution unaffiliated with the Bank in the amount of $100 thousand for the benefit the issuer of the credit card. This letter of credit had not been drawn upon as of March 31, 2018.
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
In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank (i) paid the Team $10.0 million on March 31, 2017 and (ii) has agreed to pay the following annual aggregate amounts: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising expense beginning in 2018. During the three months ended March 31, 2018, the Bank paid $1.3 million for the Team's 2018 MLS season and the related advertising and promotion expense recorded was $1.7 million. As of March 31, 2018, the Bank has paid $11.3 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.7 million as of March 31, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
As of March 31, 2018 and December 31, 2017, the various entities affiliated with LAFC held $37.2 million and $33.1 million, respectively, of deposits at the Bank.
Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP during the twelve-month period from April 1, 2017 to March 31, 2018. Michelman & Robinson, LLP previously had three outstanding letters of credit with the Bank, which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. All three letters of credit were canceled in February 2018, and none were drawn upon as of December 31, 2017 or subsequent to that date. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.
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
Loans. Effective September 30, 2015, the Bank provided a $15.0 million committed revolving line of credit, which was increased to $20.0 million effective as of March 7, 2017 and terminated on February 6, 2018, to Teleios LS Holdings DE, LLC and Teleios LS Holdings II DE, LLC (Teleios), which generated income through the purchase, monitoring, maintenance and maturity of life insurance policies. At the time the facility was executed, the Teleios entities were hedge funds in which Oaktree Capital Management L.P. or one of its affiliates was a controlling investor.
Advances under the Teleios line of credit were secured by life insurance policies purchased by Teleios that had a market value in excess of the balance of the advances under the line of credit. As of December 31, 2017, outstanding advances by the Bank under the Teleios line of credit were$16.0 million. During the three months ended March 31, 2018 and the year ended December 31, 2017, the largest aggregate amount of principal outstanding under the Teleios line of credit was $16.0 million. Interest on the outstanding balance under the Teleios line of credit accrued at the Prime Rate plus a margin. During the three months ended March 31, 2018 and the year ended December 31, 2017,

$16.0 million and $4.0 million in principal, respectively, and $104 thousand and $1.0 million in interest, respectively, was paid by Teleios on the line of credit to the Bank.
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
Subject to the terms and conditions set forth in the CS Financial Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the CS Financial Merger, the outstanding shares of common stock of CS Financial were converted into the right to receive in the aggregate: (i) upon the closing of the CS Financial Merger, (a) 173,791 shares (Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company, and (b) $1.5 million in cash and $3.2 million in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (ii) upon the achievement of certain performance targets by the Bank’s lending activities following the closing of the CS Financial Merger that are set forth in the CS Financial Merger Agreement, up to 92,781 shares (Performance Shares) of voting common stock ((i) and (ii), together, CS Financial Merger Consideration).
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
All decisions and actions with respect to the CS Financial Merger Agreement and the CS Financial Merger (including without limitation the determination of the CS Financial Merger Consideration and the other material terms of the CS Financial Merger Agreement) were under the purview and authority of special committees of the Board of Directors of each of the Company and the Bank, each of which was composed exclusively of independent, disinterested directors of the Boards of Directors, with the assistance of outside financial and legal advisors. Mr. Sugarman abstained from the vote of each of the Boards of Directors of the Company and the Bank to approve the CS Financial Merger Agreement and the CS Financial Merger.

NOTE 23 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of March 31, 2018, the Company accrued $916 thousand for various litigations filed against the Company and the Bank.
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
On September 26, 2017, a shareholder derivative action was filed in the United States District Court for the Central District of California against four of the Company’s directors alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint seeks monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that this failure requires dismissal of the action. The Company filed a motion to dismiss on those grounds. Rather than oppose the Company’s motion, plaintiff elected to file an amended complaint. The amended complaint was filed on February 6, 2018, which added Richard J. Lashley, Doug H. Bowers and John Grosvenor as individual defendants, and which added purported claims for gross negligence and unjust enrichment. The Company filed a motion to dismiss the amended complaint, which is set for hearing on June 18, 2018.
On September 5, 2017, Jeffrey T. Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court against the Company and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleges that he was constructively terminated as a Company and Bank employee and seeks in excess of $5 million in damages. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was executed on February 14, 2018. The settlement did not have a material adverse effect on our financial condition, results of operations or liquidity. For additional information, including the terms of the settlement agreement, see Note 22.
NOTE 24 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2018 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.
CRITICAL ACCOUNTING POLICIES
The Company's financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company's critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update require lessees to recognize the assets and liabilities that arise from leases, as well as define classification criteria for distinguishing between financing leases and operating leases. For financing leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize interest on the lease liability in the statement of comprehensive income, and classify the principal portion of the lease liability within financing activities and payments of interest within operating activities in the statement of cash flows. For operating leases with terms of more than 12 months, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize a single lease cost calculated so that the cost of the lease is allocated over lease term on a straight line basis, and classify all cash payments as operating activities in the statement of cash flows. Lessor accounting is largely unchanged, but does align the transfer of control principle for a sale in Topic 606 to leases. For example, whether a lease is similar to a sale of the underlying asset depends on whether the lessee, in effect, obtains control of the underlying asset as a result of the lease. For public business entities, the amendments as amended by ASU 2017-13 to this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable forecast information to measure credit loss estimates. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
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

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2018	2017
Selected financial condition data:
Total assets	$10,329,319	$11,052,085
Cash and cash equivalents	346,704	409,281
Loans and leases receivable, net	6,875,744	6,062,585
Loans held-for-sale	20,180	228,196
Other real estate owned, net	1,024	3,345
Securities available-for-sale	2,424,593	2,434,541
Securities held-to-maturity	—	863,269
Bank owned life insurance	105,384	103,093
Time deposits in financial institutions	—	1,000
FHLB and other bank stock	82,715	63,238
Assets of discontinued operations	29,888	432,805
Deposits	7,110,165	8,597,693
Total borrowings	2,077,966	1,348,391
Liabilities of discontinued operation	9	30,309
Total stockholders' equity	993,756	985,748
Selected operations data:
Total interest and dividend income	$98,707	$98,842
Total interest expense	27,269	18,361
Net interest income	71,438	80,481
Provision for loan and lease losses	19,499	2,583
Net interest income after provision for loan and lease losses	51,939	77,898
Total noninterest income	8,582	14,903
Total noninterest expense	59,800	89,896
Income from continuing operations before income taxes	721	2,905
Income tax benefit	6,353	6,471
Income from continuing operations	7,074	9,376
Income from discontinued operations before income taxes	2,044	13,348
Income tax expense	560	5,523
Income from discontinued operations	1,484	7,825
Net income	8,558	17,201
Dividends paid on preferred stock	5,113	5,113
Net income available to common stockholders	3,445	12,088
Basic earnings per total common share
Income from continuing operations	$0.03	$0.08
Income from discontinued operations	0.03	0.15
Net income	0.06	0.23
Diluted earnings per total common share
Income from continuing operations	$0.03	$0.08
Income from discontinued operations	0.03	0.15
Net income	0.06	0.23
Performance ratios of consolidated operations: (1)
Return on average assets	0.34%	0.62%
Return on average equity	3.40%	6.96%
Return on average tangible common equity (2)	2.37%	7.76%

	As of or For the Three Months Ended March 31,
($ in thousands, except per share data)	2018	2017
Dividend payout ratio (3)	216.67%	56.52%
Net interest spread	2.74%	3.03%
Net interest margin (4)	2.98%	3.19%
Ratio of noninterest expense to average total assets	2.36%	4.52%
Efficiency ratio (5)	72.87%	86.87%
Efficiency ratio, as adjusted (2), (5)	65.70%	78.76%
Average interest-earning assets to average interest-bearing liabilities	121.43%	121.40%
Asset quality ratios:
ALLL	$54,763	$42,736
Non-performing loans and leases	21,220	16,222
Non-performing assets	22,244	19,567
Non-performing assets to total assets	0.22%	0.18%
ALLL to non-performing loans and leases	258.07%	263.44%
ALLL to total loans and leases	0.79%	0.70%
Capital Ratios:
Average equity to average assets	9.94%	8.95%
Total stockholders' equity to total assets	9.62%	8.92%
Tangible common equity to tangible assets (2)	6.60%	6.07%
Book value per common share	$14.33	$14.37
Tangible common equity (TCE) per common share (2)	13.42	13.38
Book value per common share and per common share issuable under purchase contracts	14.33	14.32
TCE per common share and per common share issuable under purchase contracts (2)	13.42	13.33
Banc of California, Inc.
Total risk-based capital ratio	14.60%	13.72%
Tier 1 risk-based capital ratio	13.74%	13.08%
Common equity tier 1 capital ratio	9.80%	9.37%
Tier 1 leverage ratio	9.21%	8.51%
Banc of California, NA
Total risk-based capital ratio	16.53%	15.11%
Tier 1 risk-based capital ratio	15.67%	14.48%
Common equity tier 1 capital ratio	15.67%	14.48%
Tier 1 leverage ratio	10.50%	9.43%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See Non-GAAP Financial Measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Three Months Ended March 31,
($ in thousands)	2018	2017
Average total stockholders' equity	$1,019,961	$1,001,784
Less average preferred stock	(269,071)	(269,071)
Less average goodwill	(37,144)	(39,221)
Less average other intangible assets	(8,972)	(13,190)
Average tangible common equity	$704,774	$680,302

Net income	$8,558	$17,201
Less preferred stock dividends	(5,113)	(5,113)
Add amortization of intangible assets	843	1,090
Add impairment on intangible assets	—	336
Less tax effect on amortization and impairment of intangible assets	(177)	(499)
Adjusted net income	$4,111	$13,015

Return on average equity	3.40%	6.96%
Return on average tangible common equity	2.37%	7.76%

Effective tax rate utilized for calculating tax effect on amortization and impairment of intangible assets	21.00%	35.00%

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Three Months Ended March 31,
($ in thousands)	2018	2017
Noninterest expense	$59,812	$124,615
Gain (loss) on investments in alternative energy partnerships	34	(8,682)
Total adjusted noninterest expense	$59,846	$115,933
Net interest income	$71,624	$83,747
Noninterest income	10,452	59,704
Total revenue	82,076	143,451
Tax credit from investments in alternative energy partnerships	7,323	8,829
Deferred tax expense on investments in alternative energy partnerships	(769)	(1,545)
Tax effect on tax credit and deferred tax expense	2,422	5,140
Gain (loss) on investments in alternative energy partnerships	34	(8,682)
Total pre-tax adjustments for investments in alternative energy partnerships	9,010	3,742
Total adjusted revenue	$91,086	$147,193
Efficiency ratio	72.87%	86.87%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	65.70%	78.76%
Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	26.98%	41.37%
Tangible Common Equity to Tangible Assets and Tangible Common Equity Per Common Share and Per Common Share Issuable under Purchase Contracts

	March 31,
($ in thousands)	2018	2017
Total stockholders' equity	$993,756	$985,748
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(8,510)	(12,191)
Less preferred stock	(269,071)	(269,071)
Tangible common equity	$679,031	$667,342
Total assets	$10,329,319	$11,052,085
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(8,510)	(12,191)
Tangible assets	$10,283,665	$11,002,750
Total stockholders' equity to total assets	9.62%	8.92%
TCE to tangible assets	6.60%	6.07%
Common shares outstanding	50,079,736	49,601,363
Class B non-voting non-convertible common shares outstanding	508,107	277,797
Total common shares outstanding	50,587,843	49,879,160
Minimum number of shares issuable under purchase contracts (1)	—	166,265
Total common shares outstanding and shares issuable under purchase contracts	50,587,843	50,045,425
Book value per common share	$14.33	$14.37
TCE per common share	$13.42	$13.38
Book value per common share and per common share issuable under purchase contracts	$14.33	$14.32
TCE per common share and per common share issuable under purchase contracts	$13.42	$13.33

(1)	Purchase contracts relating to tangible equity units

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
Financial Highlights
For the three months ended March 31, 2018 and 2017, net income from continuing operations was $7.1 million and $9.4 million, respectively. Diluted earnings from continuing operations per total common share were $0.03 and $0.08, respectively, for the three months ended March 31, 2018 and 2017. The decrease in net income from continuing operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was due mainly to decreases in net interest income and noninterest income, and an increase in provision for loan and leases losses, partially offset by a decrease in noninterest expense.
Total assets were $10.33 billion at March 31, 2018, an increase of $1.5 million from $10.33 billion at December 31, 2017. The increase was mainly due to an increase in loans and leases held-for-investment, partially offset by decreases in investment securities, loans held-for-sale and servicing rights.
Significant financial highlights include:

•
Securities available-for-sale were $2.42 billion at March 31, 2018, a decrease of $150.9 million, or 5.9 percent, from $2.58 billion at December 31, 2017. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling longer-duration corporate debt securities. The proceeds from such sales were primarily used to fund loan originations.

•
Loans and leases receivable, net of ALLL, were $6.88 billion at March 31, 2018, an increase of $265.7 million, or 4.0 percent, from $6.61 billion at December 31, 2017. The increase was due mainly to originations during the three months ended March 31, 2018, partially offset by an increase of $5.4 million in the ALLL.

•
Total deposits were $7.11 billion at March 31, 2018, a decrease of $182.7 million, or 2.5 percent, from $7.29 billion at December 31, 2017. The Company reduced its reliance on high-rate and high-volatility deposits by replacing them with more predictable advances from FHLB with the goal of increasing core deposits to fund new loan originations.

RESULTS OF OPERATIONS
Condensed Statements of Continuing Operations, Discontinued Operations and Consolidated Operations
The following table presents condensed statements of continuing operations, discontinued operations and consolidated operations for the period indicated:

	Three Months Ended March 31, 2018
($ in thousands)	Continuing Operations	Discontinued Operations	Consolidated Operations
Interest and dividend income	$98,707	$186	$98,893
Interest expense	27,269	—	27,269
Net interest income	71,438	186	71,624
Provision for loan and lease losses	19,499	—	19,499
Noninterest income	8,582	1,870	10,452
Noninterest expense	59,800	12	59,812
Income from continuing operations before income taxes	721	2,044	2,765
Income tax (benefit) expense	(6,353)	560	(5,793)
Net income	$7,074	$1,484	$8,558

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$6,805,276	$75,098	4.48%	$6,785,013	$72,773	4.35%
Securities	2,525,220	21,631	3.47%	3,376,698	27,239	3.27%
Other interest-earning assets (2)	407,064	2,164	2.16%	500,123	2,096	1.70%
Total interest-earning assets	9,737,560	98,893	4.12%	10,661,834	102,108	3.88%
ALLL	(49,257)			(41,285)
BOLI and non-interest earning assets (3)	574,930			568,257
Total assets	$10,263,233			$11,188,806
Interest-bearing liabilities:
Savings	$1,055,338	3,300	1.27%	$1,042,031	2,292	0.89%
Interest-bearing checking	1,976,160	4,108	0.84%	2,008,828	3,414	0.69%
Money market	1,076,117	2,834	1.07%	2,735,810	4,691	0.70%
Certificates of deposit	1,906,556	6,553	1.39%	1,937,392	3,563	0.75%
FHLB advances	1,711,089	7,392	1.75%	812,444	1,423	0.71%
Securities sold under repurchase agreements	119,543	750	2.54%	2,123	6	1.15%
Long term debt and other interest-bearing liabilities	174,424	2,332	5.42%	244,040	2,972	4.94%
Total interest-bearing liabilities	8,019,227	27,269	1.38%	8,782,668	18,361	0.85%
Noninterest-bearing deposits	1,056,700			1,181,279
Non-interest-bearing liabilities	167,345			223,075
Total liabilities	9,243,272			10,187,022
Total stockholders’ equity	1,019,961			1,001,784
Total liabilities and stockholders’ equity	$10,263,233			$11,188,806
Net interest income/spread		$71,624	2.74%		$83,747	3.03%
Net interest margin (4)			2.98%			3.19%

(1)
Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net accretion of deferred loan fees and costs of $122 thousand and $708 thousand and accretion of discount on purchased loans of $10 thousand and $2.1 million for the three months ended March 31, 2018 and 2017, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $105.0 million and $102.7 million for the three months ended March 31, 2018 and 2017, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2018 vs. 2017
	Increase (Decrease) Due to		Net Increase (Decrease)
(In thousands)	Volume	Rate
Interest and dividend income:
Total loans and leases	$218	$2,107	$2,325
Securities	(7,210)	1,602	(5,608)
Other interest-earning assets	(433)	501	68
Total interest and dividend income	$(7,425)	$4,210	$(3,215)
Interest expense:
Savings	$29	$979	$1,008
Interest-bearing checking	(57)	751	693
Money market	(3,656)	1,799	(1,857)
Certificates of deposit	(58)	3,048	2,991
FHLB advances	2,566	3,403	5,969
Securities sold under repurchase agreements	729	15	744
Long term debt and other interest-bearing liabilities	(910)	270	(640)
Total interest expense	(1,357)	10,265	8,908
Net interest income	$(6,068)	$(6,055)	$(12,123)
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net interest income was $71.6 million for the three months ended March 31, 2018, a decrease of $12.1 million, or 14.5 percent, from $83.7 million for the three months ended March 31, 2017. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities and lower average balances of securities and other interest-earning assets, partially offset by higher average yield from interest-earning assets and lower average balances of interest-bearing deposits.
Interest income on total loans and leases was $75.1 million for the three months ended March 31, 2018, an increase of $2.3 million, or 3.2 percent, from $72.8 million for the three months ended March 31, 2017. The increase in interest income on loans and leases was due to a $20.3 million increase in the average balance of total loans and leases and a 13 basis points (bps) increase in average yield. The increase in average balance was due mainly to increased loan originations, partially offset by sales of seasoned SFR mortgage loan pools during three months ended September 30, 2017 and the sale of the Banc Home Loans division on March 30, 2017. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by a decrease of seasoned SFR mortgage loan pools, the discounts of which generated additional interest income during the three months ended March 31, 2017.
Interest income on securities was $21.6 million for the three months ended March 31, 2018, a decrease of $5.6 million, or 20.6 percent, from $27.2 million for the three months ended March 31, 2017. The decrease in interest income on securities was due to an $851.5 million decrease in average balance, partially offset by a 20 bps increase in average yield. The decrease in average balance was mainly due to purchases of securities during the three months ended March 31, 2017 to deploy the proceeds from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the three months ended March 31, 2017, as well as sales of certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities to navigate a volatile rate environment during the subsequent quarters of 2017 and 2018. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.
Dividends and interest income on other interest-earning assets was $2.2 million for the three months ended March 31, 2018, an increase of $68 thousand, or 3.2 percent, from $2.1 million for the three months ended March 31, 2017. The increase in dividends and interest income on other interest-earning assets was due to a 46 bps increase in average yield, partially offset by a $93.1 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits in financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to reduced cash balance from decreases in deposits and other borrowings and an increase in total loans and leases, partially offset by a decrease in securities.
Interest expense on interest-bearing deposits was $16.8 million for the three months ended March 31, 2018, an increase of $2.8 million, or 20.3 percent, from $14.0 million for the three months ended March 31, 2017. The increase in interest expense on interest-bearing deposits was due to a 40 bps increase in average cost, partially offset by a $1.71 billion decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to the Company's strategic reduction of brokered and other high-rate and high-volatility deposits.
Interest expense on FHLB advances was $7.4 million for the three months ended March 31, 2018, an increase of $6.0 million, or 419.5 percent, from $1.4 million for the three months ended March 31, 2017. The increase was due mainly to a 104 bps increase in average cost and a $898.6 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to additional term advances, primarily two- to six-year duration, which were obtained as a result of asset and liability management activities to offset the decrease in deposits.
Interest expense on securities sold under repurchase agreements was $750 thousand for the three months ended March 31, 2018, an increase of $744 thousand, from $6 thousand for the three months ended March 31, 2017. The Company utilized an increased amount of repurchase agreements to diversify its funding sources during the three months ended March 31, 2018.
Interest expense on long term debt and other interest-bearing liabilities was $2.3 million for the three months ended March 31, 2018, a decrease of $640 thousand, or 21.5 percent, from $3.0 million for the three months ended March 31, 2017. The decrease was mainly due to the maturity of amortizing debt during the three months ended June 30, 2017 and the utilization of a line of credit with an unaffiliated third party financial institution during the three months ended March 31, 2017, which was voluntarily terminated by the Company on June 30, 2017.
Provision for Loan and Lease Losses
The provision for loan and lease losses is charged to operations to adjust the allowance for loan and lease losses to the level required to cover estimated credit losses inherent in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $19.5 million and $2.6 million, respectively, for the three months ended March 31, 2018 and 2017. The increase was mainly due to an additional provision for a charge-off of $13.9 million on a line of credit determined to have been fraudulently obtained and a downgrade of a commercial and industrial loan with a carrying value of $28.5 million from Special Mention to Substandard, as well as an increase in loan balances during the three months ended March 31, 2018.
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Customer service fees	$1,592	$1,623
Loan servicing income	2,311	2,756
Income from bank owned life insurance	533	581
Net gain on sale of securities available-for-sale	5,241	3,356
Net gain (loss) on sale of loans	(41)	4,019
Net loss on sale of mortgage servicing rights	(2,295)	—
Other income	1,241	2,568
Total noninterest income	$8,582	$14,903
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Noninterest income was $8.6 million for the three months ended March 31, 2018, a decrease of $6.3 million, or 42.4 percent, from $14.9 million for the three months ended March 31, 2017. The decrease in noninterest income was mainly due to decreases in net gain on sale of loans, loan servicing income, other income and a net loss on sale of mortgage servicing rights, partially offset by an increase in net gain on sale of securities available-for-sale.
Customer service fees were $1.6 million for the three months ended March 31, 2018 and 2017. Due to similar average balances of noninterest-bearing checking accounts for both periods, customer service fees were similar for the three months ended March 31, 2018 and 2017.
Loan servicing income was $2.3 million for the three months ended March 31, 2018, a decrease of $445 thousand, or 16.1 percent, from $2.8 million for the three months ended March 31, 2017. On a consolidated operations basis, total income from servicing rights was $2.3 million and $4.3 million, respectively, for the three months ended March 31, 2018 and 2017. The decrease was mainly due to the decreased volume of loans sold with servicing retained as a result of discontinued operations and a recent sale of MSRs. Losses on fair value and runoff of servicing assets were $920 thousand and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. Servicing fees were $3.2 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively.
Net gain on sale of securities available-for-sale was $5.2 million for the three months ended March 31, 2018, compared to $3.4 million for the three months ended March 31, 2017. The Company sold securities available-for-sale of $180.2 million and $375.2 million, respectively, during the three months ended March 31, 2018 and 2017. The Company further repositioned its securities available-for-sale portfolio to reduce duration by selling corporate debt securities during the three months ended March 31, 2018.
Net gain (loss) on sale of loans was $(41) thousand for the three months ended March 31, 2018, a decrease of $4.1 million from $4.0 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company sold jumbo SFR mortgage loans of $2.2 million with a loss of $25 thousand and other consumer loans of $4.4 million with a loss of $16 thousand. During the three months ended March 31, 2017, the Company sold jumbo SFR mortgage loans of $345.2 million with a gain of $2.8 million, SBA loans of $9.0 million with a gain of $895 thousand, and multifamily loans of $8.0 million with a gain of $421 thousand.
Net loss on sale of mortgage servicing rights was $2.3 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company sold $26.0 million of MSRs on $3.21 billion in unpaid principal balances of conventional mortgage loans. This transaction resulted in a loss on sale of MSRs of $2.3 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
Other income was $1.2 million for the three months ended March 31, 2018, a decrease of $1.3 million, or 51.7 percent, from $2.6 million for the three months ended March 31, 2017. The decrease was mainly due to a decrease in loan brokerage income of $1.0 million as the Company did not have any brokered loans activity during the three months ended March 31, 2018.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Salaries and employee benefits	31,115	32,443
Occupancy and equipment	7,687	10,668
Professional fees	9,177	15,073
Outside service fees	2,546	1,883
Data processing	1,656	2,179
Advertising	3,277	1,725
Regulatory assessments	2,092	2,441
Reversal of provision for loan repurchases	(1,788)	(325)
Amortization of intangible assets	843	1,090
Impairment on intangible assets	—	336
Restructuring expense	—	5,287
All other expense	3,229	8,414
Noninterest expense before loss on investments in alternative energy partnerships	59,834	81,214
(Gain) loss on investments in alternative energy partnerships	(34)	8,682
Total noninterest expense	$59,800	$89,896
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Noninterest expense was $59.8 million for the three months ended March 31, 2018, a decrease of $30.1 million, or 33.5 percent, from $89.9 million for the three months ended March 31, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by increases in outside service fees and advertising.
Salaries and employee benefits expense was $31.1 million for the three months ended March 31, 2018, a decrease of $1.3 million, or 4.1 percent, from $32.4 million for the three months ended March 31, 2017. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses, partially offset by a $7.8 million excess bonus accrual reversal due to a change in estimate during the three months ended March 31, 2017.
Occupancy and equipment expenses were $7.7 million for the three months ended March 31, 2018, a decrease of $3.0 million, or 27.9 percent, from $10.7 million for the three months ended March 31, 2017. The decrease was mainly due to decreased rent and other equipment expenses from the sale of the Banc Home Loan division on March 30, 2017.
Professional fees were $9.2 million for the three months ended March 31, 2018, a decrease of $5.9 million, or 39.1 percent, from $15.1 million for the three months ended March 31, 2017. The decrease was mainly due to higher expenses related to the special committee investigation, pending SEC investigation, various other litigation and increased audit fees for the three months end March 31, 2017.
Outside service fees were $2.5 million for the three months ended March 31, 2018, an increase of $663 thousand, or 35.2 percent, from $1.9 million for the three months ended March 31, 2017. The increase was mainly due to an increase in recruiting fees and expenses related to foreclosure activities, partially offset by decreases in loan sub-servicing expense for seasoned SFR mortgage loan pools.
Data processing expense was $1.7 million for the three months ended March 31, 2018, a decrease of $523 thousand, or 24.0 percent, from $2.2 million for the three months ended March 31, 2017. The decrease was mainly due to a decreased volume of transactions from the lower deposit average balances during the three months ended March 31, 2018.
Advertising costs were $3.3 million for the three months ended March 31, 2018, an increase of $1.6 million, or 90.0 percent, from $1.7 million for the three months ended March 31, 2017. The increase was mainly due to $1.7 million of LAFC naming rights commitment expensed to marketing and advertising expenses during the three months ended March 31, 2018.

Regulatory assessments were $2.1 million for the three months ended March 31, 2018, a decrease of $349 thousand, or 14.3 percent, from $2.4 million for the three months ended March 31, 2017. The decrease was mainly due to year-over-year balance sheet decrease.
(Gain) on investments in alternative energy partnerships was $(34) thousand for the three months ended March 31, 2018, a change of $8.7 million, or 100.4%, from a loss of $8.7 million for the three months ended March 31, 2017. The change from loss to gain was mainly due to lower HLBV loss resulting from no new equipment being placed into service by one of the two investments and a higher investor profit ratio allocated to the Bank by the other investment.
Reversal of provision for loan repurchases was $1.8 million and $325 thousand for the three months ended March 31, 2018 and 2017, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $2 thousand and $842 thousand during the three months ended March 31, 2018 and 2017, respectively. As a result, total provision (reversal) for loan repurchases were $(1.8) million and $517 thousand for the three months ended March 31, 2018 and 2017, respectively. The decrease was mainly due to the portfolio run-off and repurchase settlement activities as well as methodology and data enhancements.
Amortization of intangible assets was $843 thousand for the three months ended March 31, 2018, a decrease of $247 thousand, or 22.7 percent, from $1.1 million for the three months ended March 31, 2017. The decrease was mainly due to an impairment on customer relationship intangible during the three months ended March 31, 2017 and no new additional intangible assets between the periods.
Other expenses were $3.2 million for the three months ended March 31, 2018, a decrease of $5.2 million, or 61.6 percent, from $8.4 million for the three months ended March 31, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, directors' fees and other administrative expenditures, a decrease in provision for unfunded loan commitments, and a reversal of previously accrued legal settlement expense.
Income Tax Expense
For the three months ended March 31, 2018 and 2017, income tax benefit of continuing operations was $6.4 million and $6.5 million, respectively, and the effective tax rate was (881.1) percent and (222.8) percent, respectively. The Company recognized income tax benefits due mainly to the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $7.3 million and $8.8 million, respectively, for the three months ended March 31, 2018 and 2017 and the decrease in the federal statutory tax rate from 35% to 21% as a result of H.R. 1, originally known as the “Tax Cuts and Jobs Act”, which became effective on January 1, 2018. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
For additional information, see Note 11 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Discontinued Operations
During the three months ended March 31, 2017, the Company completed the sale of the Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with ASC 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that were to be sold or settled separately within one year met the criteria to be classified as a discontinued operation and its operating results and financial condition have been presented as discontinued operations in the consolidated financial statements. Certain components of the Company’s Mortgage Banking segment including MSRs on certain conventional government SFR mortgage loans that were not sold as part of the Banc Home Loans sale, and the repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they will continue to be part of the Company’s ongoing operations.
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
Interest Income
Interest income of discontinued operations was $186 thousand for the three months ended March 31, 2018, a decrease of $3.1 million, or 94.3 percent, from $3.3 million for the three months ended March 31, 2017. The decrease was mainly due to a decrease in the average balance of loans held-for-sale of discontinued operations.
Noninterest Income
Noninterest income of discontinued operations was $1.9 million for the three months ended March 31, 2018, a decrease of $42.9 million, or 95.8 percent, from $44.8 million for the three months ended March 31, 2017. The decrease was mainly due to a decrease in net revenue from discontinued operations and a net gain on disposal of discontinued operations for the three months ended March 31, 2017.
Net gain on disposal of discontinued operations was $1.0 million and $13.3 million, respectively, for the three months ended March 31, 2018 and 2017.
Loan servicing income (loss) was $0 for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017. As all MSRs in discontinued operations were sold during the three months ended March 31, 2017, the Company did not recognize any loan servicing income in discontinued operations subsequent to the sale of Banc Home Loans division.
Net revenue on mortgage banking activities was $232 thousand for the three months ended March 31, 2018, compared to $29.4 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Bank sold $2.8 million of conforming SFR mortgage loans in the secondary market. The net gain was $232 thousand for the three months ended March 31, 2018. During the three months ended March 31, 2017, the Bank originated $934.6 million and sold $934.1 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $26.3 million and 2.8 percent, respectively, and loan origination fees were $3.2 million for the three months ended March 31, 2017. Included in the net gain is the initial capitalized value of our MSRs, which totaled $7.3 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2017.
Noninterest Expense
Noninterest expense of discontinued operations was $12 thousand for the three months ended March 31, 2018, compared to $34.7 million for the three months ended March 31, 2017. Noninterest expense decreased significantly as the Company wound down the mortgage banking activities in discontinued operations.
For additional information, see Note 2 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. At March 31, 2018, all of the Company’s investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$982	$970	$(12)	$1,056	$1,058	$2
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	493,757	467,499	(26,258)	492,255	476,929	(15,326)
Non-agency residential mortgage-backed securities	651	664	13	741	756	15
Non-agency commercial mortgage-backed securities	201,613	200,721	(892)	305,172	310,511	5,339
Collateralized loan obligations	1,743,941	1,754,739	10,798	1,691,455	1,702,318	10,863
Corporate debt securities	—	—	—	76,714	83,897	7,183
Total securities available-for-sale	$2,440,944	$2,424,593	$(16,351)	$2,567,393	$2,575,469	$8,076
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
Securities available-for-sale were $2.42 billion at March 31, 2018, a decrease of $150.9 million, or 5.9 percent, from $2.58 billion at December 31, 2017. The decrease was mainly due to sales of $180.2 million, calls and pay-offs of $96.6 million and principal payments of $9.4 million, partially offset by purchases of $159.8 million.
During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million, to reposition its securities available-for-sale portfolio. The Company continued to reposition its securities available-for-sale portfolio during the three months ended March 31, 2018 to navigate a volatile rate environment by reducing the overall duration by selling certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities.
Collateralized loan obligations (CLOs) totaled $1.74 billion and $1.69 billion, respectively, in amortized cost basis at March 31, 2018 and December 31, 2017. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At March 31, 2018, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the three months ended March 31, 2018 or 2017. The Company monitors its securities portfolio to ensure it has adequate credit support. As of March 31, 2018, the Company believed there was no OTTI and did not have the intent to sell securities with fair value below amortized cost at March 31, 2018 . The Company considers the lowest credit rating for identification of potential OTTI. As of March 31, 2018, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of March 31, 2018:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$982	2.72%	$982	2.72%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	360	1.34%	4,878	1.82%	—	—%	488,519	2.60%	493,757	2.59%
Non-agency residential mortgage-backed securities	277	4.13%	54	3.22%	—	—%	320	5.66%	651	4.80%
Non-agency commercial mortgage-backed securities	25,414	4.25%	—	—%	109,720	3.81%	66,479	3.81%	201,613	3.87%
Collateralized loan obligations	1,743,941	3.50%	—	—%	—	—%	—	—%	1,743,941	3.50%
Corporate debt securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total securities available-for-sale	$1,769,992	3.51%	$4,932	1.84%	$109,720	3.81%	$556,300	2.75%	$2,440,944	3.34%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $50.1 million and $105.8 million, respectively, at March 31, 2018 and December 31, 2017. Loans held-for-sale consisted of two components; loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
Loans held-for-sale carried at fair value are mainly repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option by the Company. Loans held-for-sale carried at fair value on a consolidated operations basis were $48.8 million and $105.3 million, respectively, at March 31, 2018 and December 31, 2017. The $56.5 million, or 53.6 percent, decrease was mainly due to a net decrease of $56.0 million in GNMA loans delinquent more than 90 days, which are subject to a repurchase option held by the Company, as a result of the sale of related MSRs, as well as sales of $2.8 million of loans, partially offset by repurchases of $9.7 million of loans.
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment, and determined that this met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were transferred to Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $29.9 million and $38.7 million, respectively, at March 31, 2018 and December 31, 2017.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans and SBA loans. Loans held-for-sale carried at the lower of cost or fair value on a consolidated operations basis were $1.2 million and $466 thousand, respectively, at March 31, 2018 and December 31, 2017. The $768 thousand, or 164.8 percent, increase was due mainly to loans transferred from loans and leases receivable of $6.5 million and originations of $773 thousand, partially offset by sales of $6.5 million.

Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,638,559	$1,701,951	$(63,392)	(3.7)%
Commercial real estate	773,193	717,415	55,778	7.8%
Multifamily	1,944,082	1,816,141	127,941	7.0%
SBA	79,022	78,699	323	0.4%
Construction	200,766	182,960	17,806	9.7%
Lease financing	3	13	(10)	(76.9)%
Consumer:
Single family residential mortgage	2,201,358	2,055,649	145,709	7.1%
Other consumer	93,524	106,579	(13,055)	(12.2)%
Total loans and leases	6,930,507	6,659,407	271,100	4.1%
ALLL	(54,763)	(49,333)	(5,430)	11.0%
Loans and leases receivable, net	$6,875,744	$6,610,074	$265,670	4.0%

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2018 and December 31, 2017, the NTM portfolio totaled $846.8 million, or 12.2 percent of the total gross loan portfolio, and $806.9 million, or 12.1 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $39.9 million, or 4.9 percent during the period. The increase was primarily due to originations of $79.5 million, partially offset by paydowns and amortization of $36.8 million and loans transferred to held-for-sale of $1.2 million.
The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (FICO) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. The Company reviews the NTM loan portfolio periodically, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVMs) to confirm collateral values.
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
Green Loans totaled $82.8 million at March 31, 2018, a decrease of $3.0 million, or 3.5 percent from $85.8 million at December 31, 2017, primarily due to reductions in principal balances and payoffs. At March 31, 2018 and December 31, 2017, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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

The following table presents the Company’s Green Loans first lien portfolio at March 31, 2018 by FICO scores that were obtained during the quarter ended March 31, 2018, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2017:

	March 31, 2018
	By FICO Scores Obtained During the Quarter Ended March 31, 2018			By FICO Scores Obtained During the Quarter Ended December 31, 2017			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	14	$8,971	11.3%	12	$7,716	9.7%	2	$1,255	1.6%
700-799	57	41,029	51.8%	55	39,460	49.9%	2	1,569	1.9%
600-699	23	23,178	29.2%	23	23,468	29.6%	—	(290)	(0.4)%
<600	2	2,297	2.9%	5	4,688	5.9%	(3)	(2,391)	(3.0)%
No FICO	3	3,773	4.8%	4	3,916	4.9%	(1)	(143)	(0.1)%
Totals	99	$79,248	100.0%	99	$79,248	100.0%	—	$—	—%
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $760.4 million at March 31, 2018, an increase of $42.9 million, or 6.0 percent, from $717.5 million at December 31, 2017. The increase was primarily due to originations of $79.5 million, partially offset by paydowns and amortization of $33.8 million and loans transferred to held-for-sale of $1.2 million. As of March 31, 2018 and December 31, 2017, $1.6 million and $1.2 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.6 million at March 31, 2018, a decrease of $37 thousand, or 1.0 percent, from $3.7 million as of December 31, 2017. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2018 and December 31, 2017, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Management Credit Committee (MCC), formally known as Internal Asset Review Committee, conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the three months ended March 31, 2018, the Company made no curtailment in available commitments on Green Loans.
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

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
March 31, 2018
< 61%	65	$51,420	64.8%	266	$449,708	59.2%	10	$3,477	95.6%	341	$504,605	59.8%
61-80%	26	22,237	28.1%	231	309,562	40.7%	1	160	4.4%	258	331,959	39.4%
81-100%	8	5,591	7.1%	2	1,100	0.1%	—	—	—%	10	6,691	0.8%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	99	$79,248	100.0%	499	$760,370	100.0%	11	$3,637	100.0%	609	$843,255	100.0%
December 31, 2017
< 61%	60	$51,241	62.3%	242	$407,810	56.8%	9	$2,826	76.9%	311	$461,877	57.5%
61-80%	33	25,072	30.5%	220	300,500	41.9%	2	848	23.1%	255	326,420	40.6%
81-100%	8	5,884	7.2%	6	9,174	1.3%	—	—	—%	14	15,058	1.9%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	101	$82,197	100.0%	468	$717,484	100.0%	11	$3,674	100.0%	580	$803,355	100.0%

Seasoned SFR Mortgage Loans
The Company did not have any outstanding seasoned SFR mortgage loan pools at March 31, 2018 or December 31, 2017.
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
The Company did not purchase any seasoned SFR mortgage loan pools during the three months ended March 31, 2018 or the year ended December 31, 2017.
Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Non-accrual loans and leases	21,220	19,382	1,838	9.5%
Total non-performing loans	21,220	19,382	1,838	9.5%
Other real estate owned	1,024	1,796	(772)	(43.0)%
Total non-performing assets	$22,244	$21,178	$1,066	5.0%
Performing restructured loans (1)	$5,787	$5,646	$141	2.5%
Total non-performing loans and leases to total loans and leases	0.31%	0.29%
Total non-performing assets to total assets	0.22%	0.21%
ALLL to non-performing loans and leases	258.07%	254.53%
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
Additional income of approximately $295 thousand would have been recorded during the three months ended March 31, 2018, had these loans been paid in accordance with their original terms throughout the periods indicated.
Troubled Debt Restructurings
Loans that the Company modifies or restructures where the debtor is experiencing financial difficulties and makes a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, reductions in the outstanding loan balances are classified as TDRs. TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and the Company is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.
At March 31, 2018 and December 31, 2017, the Company had 14 and 12 loans, respectively, with an aggregate balance of $8.4 million and $8.3 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At March 31, 2018, of the 14 loans classified as TDRs, 13 loans totaling $5.8 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status. At December 31, 2017, of the 12 loans classified as TDRs, 11 loans totaling $5.6 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status.

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on an ongoing assessment of the estimated probable losses inherent in the loan and lease portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, the Company uses adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	March 31, 2018		December 31, 2017
($ in thousands)	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
Commercial:
Commercial and industrial	$17,571	$1,638,559	$14,280	$1,701,951
Commercial real estate	5,417	773,193	4,971	717,415
Multifamily	14,219	1,944,082	13,265	1,816,141
SBA	1,577	79,022	1,701	78,699
Construction	3,220	200,766	3,318	182,960
Lease financing	—	3	—	13
Consumer:
Single family residential mortgage	11,969	2,201,358	10,996	2,055,649
Other consumer	790	93,524	802	106,579
Total	$54,763	$6,930,507	$49,333	$6,659,407
The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017	Amount Change	Percentage Change
Loan breakdown by ALLL evaluation type:
Originated loans and leases	$6,295,843	$5,988,101	$307,742	5.1%
Acquired loans not impaired at acquisition	634,664	671,306	(36,642)	(5.5)%
Total loans	$6,930,507	$6,659,407	$271,100	4.1%
ALLL breakdown:
Originated loans and leases	$53,605	$48,110	$5,495	11.4%
Acquired loans not impaired at acquisition	1,158	1,223	(65)	(5.3)%
Total ALLL	$54,763	$49,333	$5,430	11.0%
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$14,255	$14,943	$(688)	(4.6)%
Total discount	$14,255	$14,943	$(688)	(4.6)%
Percentage of ALLL to:
Originated loans and leases	0.85%	0.80%	0.05%
Originated loans and leases and acquired loans not impaired at acquisition	0.79%	0.74%	0.05%
Total loans and leases:	0.79%	0.74%	0.05%

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
ALLL at beginning of period	$49,333	$40,444
Charge-offs:
Commercial and industrial	(71)	(250)
Commercial real estate	—	—
Multifamily	—	—
SBA	(381)	—
Construction	—	—
Lease financing	—	—
Single family residential mortgage	(115)	(81)
Other consumer	(14,072)	(26)
Total charge-offs	(14,639)	(357)
Recoveries:
Commercial and industrial	61	—
Commercial real estate	—	—
Multifamily	—	—
SBA	65	43
Construction	—	—
Lease financing	4	19
Single family residential mortgage	436	1
Other consumer	4	3
Total recoveries	570	66
Provision for loan and lease losses	19,499	2,583
ALLL at end of period	$54,763	$42,736
Average total loans and leases held-for-investment	$6,708,181	$6,085,342
Total loans and leases held-for-investment at end of period	$6,930,507	$6,105,321
Ratios:
Annualized net charge-offs to average total loans and leases held-for-investment	0.84%	0.02%
ALLL to total loans and leases held-for-investment	0.79%	0.70%
During the three months ended March 31, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. Although the Bank plans to pursue any available sources of collection and other potential means of mitigating the loss, no assurance can be given that it will be successful in this regard. Upon review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.

Servicing Rights
Total mortgage and SBA servicing rights were $6.7 million and $33.7 million at March 31, 2018 and December 31, 2017, respectively. The fair value of the MSRs amounted to $5.0 million and $31.9 million and the amortized cost of the SBA servicing rights was $1.8 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans.
The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $591.2 million and $99.0 million, respectively, at March 31, 2018 and $3.94 billion and $101.0 million, respectively, at December 31, 2017. The recorded amount of the MSRs and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.84 percent and 1.80 percent, respectively, at March 31, 2018 as compared to 0.81 percent and 1.84 percent, respectively, at December 31, 2017.
During the three months ended March 31, 2018, the Company sold $26.0 million of MSRs on approximately $3.21 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The transaction resulted in a net loss of sale of MSRs of $2.3 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
During the three months ended March 31, 2017, the Company sold $37.8 million of MSRs as a part of discontinued operations.
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
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$48,826	$25,639
New funding	—	30,927
Cash distribution from investments	(516)	(251)
Gain (loss) on investments using HLBV method	34	(8,682)
Balance at end of period	$48,344	$47,633
Unfunded equity commitments	50,084	111,732
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the three months ended March 31, 2018, the Company recognized energy tax credits of $7.3 million, offset by $769 thousand of deferred tax expenses in connection with new equipment being placed into service as well as income tax expense of $9 thousand (based on a current effective tax rate of 26.98 percent, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its gain through its HLBV application. Annually, the Company’s share of projected tax benefits is reviewed and resulted in an estimated increase in the Company’s share of projected tax benefits that was recognized during the period, resulting in a net gain. During the three months ended March 31, 2017, the Company recognized energy tax credits of $8.8 million, offset by $1.5 million of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $3.6 million (based on a current effective tax rate of 41.37 percent, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application.
The HLBV loss for the three months ended March 31, 2017 was largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 17 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017	Amount Change	Percentage Change
Noninterest-bearing deposits	$1,039,116	$1,071,608	$(32,492)	(3.0)%
Interest-bearing demand deposits	1,864,629	2,089,016	(224,387)	(10.7)%
Money market accounts	1,091,735	1,146,859	(55,124)	(4.8)%
Savings accounts	1,051,267	1,059,628	(8,361)	(0.8)%
Certificates of deposit of $250,000 or less	1,466,010	1,365,452	100,558	7.4%
Certificates of deposit of more than $250,000	597,408	560,340	37,068	6.6%
Total deposits	$7,110,165	$7,292,903	$(182,738)	(2.5)%
Total deposits were $7.11 billion at March 31, 2018, a decrease of $182.7 million, or 2.5 percent, from $7.29 billion at December 31, 2017. The decrease was mainly due to the Company's strategic reduction of high-rate and high-volatility deposits during the three months ended March 31, 2018. Brokered deposits were $1.42 billion at March 31, 2018, a decrease of $31.9 million, or 2.2 percent, from $1.46 billion at December 31, 2017.
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
FHLB advances totaled $1.91 billion and $1.70 billion, respectively, at March 31, 2018 and December 31, 2017. The Company did not utilize repurchase agreements at March 31, 2018 or December 31, 2017.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that it maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017. The Company had $50 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long Term Debt
The following table presents the Company's long term debt as of the dates indicated:

	March 31, 2018		December 31, 2017
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(2,034)	$175,000	$(2,059)
Total	$175,000	$(2,034)	$175,000	$(2,059)
On May 15, 2017, the Company made the final installment payment on its 7.50 percent junior subordinated amortizing notes due May 15, 2017.
For additional information, see Note 10 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of March 31, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $4.3 million and $3.7 million, respectively. The increase was mainly due to an increase in unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Balance at beginning of period	$3,716	$2,385
Provision for unfunded loan commitments	577	833
Balance at end of period	$4,293	$3,218
Reserve for Loss on Repurchased Loans
When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from GNMA loan pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Reserve for loss on repurchased loans totaled $3.4 million at March 31, 2018, a decrease of $2.9 million, or 45.7 percent, from $6.3 million at December 31, 2017. Approximately $1.5 million of the decrease was due to portfolio run-off and repurchase settlement activities, and approximately $1.4 million of the decrease was due to methodology and data enhancements. The methodology and data enhancements were a result of additional insights gained through the due diligence process pertaining to the MSR sale during the three months ended March 31, 2018 and utilization of the Company's actual run-off and historical loss data as opposed to industry data.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under noninterest expense on the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases. Initial provisions for loan repurchases were $2 thousand and $842 thousand, respectively, and subsequent changes in the provision were $(1.8) million and $(325) thousand, respectively, for the three months ended March 31, 2018 and 2017.
The Company believes that all repurchase demands received were adequately reserved at March 31, 2018. For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

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
Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits and collect deposits through wholesale and treasury operations. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. At March 31, 2018, the Bank had $217.4 million available to pay dividends to Banc of California, Inc. without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. During the three months ended March 31, 2018, the Bank paid dividends of $18.0 million to Banc of California, Inc. At March 31, 2018, Banc of California, Inc. had $44.4 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $346.7 million of cash and cash equivalents, which was 3.4 percent of total assets at March 31, 2018. The Company's cash and cash equivalents decreased by $41.0 million, or 10.6 percent, from $387.7 million, or 3.8 percent of total assets, at December 31, 2017. The decrease was mainly due to decreases in deposits, partially offset by an increase in FHLB advances and a decrease in securities. The Company reduced the reliance on brokered deposits and other high-rate and high-volatility deposits by replacing them with more predictable advances from FHLB with the goal of increasing core deposits to fund new loan originations. The Company also strategically decreased its securities portfolio to navigate a volatile rate environment by reducing overall duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities. All of these strategic actions were taken in order to expand core lending activities across the organization, while reducing risk on the Company's balance sheet.
At March 31, 2018, the Company had available unused secured borrowing capacities of $1.09 billion from FHLB and $64.7 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at March 31, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company also had unpledged securities available-for-sale of $1.85 billion at March 31, 2018.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of March 31, 2018, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of March 31, 2018:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$365,928	$78,506	$138,961	$85,389	$63,072
Unused lines of credit	1,284,990	933,328	118,743	77,093	155,826
Standby letters of credit	10,202	8,038	1,056	1,088	20
Total commitments	$1,661,120	$1,019,872	$258,760	$163,570	$218,918
FHLB advances	$1,905,000	$1,300,000	$294,000	$191,000	$120,000
Long-term debt	243,906	9,187	18,375	18,375	197,969
Operating and capital lease obligations	33,144	7,710	11,892	5,667	7,875
Certificate of deposits	2,063,418	1,869,223	188,479	5,716	—
Total contractual obligations	$4,245,468	$3,186,120	$512,746	$220,758	$325,844
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of March 31, 2018, the Bank has paid $11.3 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.7 million as of March 31, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 22 for additional information.
The Company had unfunded commitments of $15.6 million, $10.7 million, and $50.6 million for Affordable Housing Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at March 31, 2018, respectively.

Capital
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

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
March 31, 2018
Total risk-based capital ratio	14.60%	16.53%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.74%	15.67%	6.00%	8.00%
Common equity tier 1 capital ratio	9.80%	15.67%	4.50%	6.50%
Tier 1 leverage ratio	9.21%	10.50%	4.00%	5.00%
December 31, 2017
Total risk-based capital ratio	14.56%	16.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.79%	15.78%	6.00%	8.00%
Common equity tier 1 capital ratio	9.92%	15.78%	4.50%	6.50%
Tier 1 leverage ratio	9.39%	10.67%	4.00%	5.00%
In addition, the Dodd-Frank Act requires publicly-traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. The “Dodd-Frank Act Stress Test” or “DFAST” is designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. As the Company and the Bank exceeded the $10 billion threshold for four consecutive quarters during the year ended December 31, 2017, the Company and the Bank became subject to the DFAST regime on January 1, 2018. Accordingly, the Company and the Bank must submit its first DFAST results as of December 31, 2017 by July 31, 2018. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress test adequately meets these objectives. The boards of directors of the Company and the Bank must review the Company’s and the Bank's policies and procedures at least annually. The Company and the Bank are required to report the results of their annual stress tests to the Federal Reserve and the OCC, respectively, publicly disclose the results and consider the results as part of their capital planning and risk management practices.

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
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we have established asset/liability committees to monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and/or prepayments, and their sensitivity to actual or potential changes in market interest rates.
We maintain both a management asset/liability committee (Management ALCO), comprised of select members of senior management, and a joint asset/liability committee of the Boards of Directors of the Company and the Bank (Board ALCO, together with Management ALCO, ALCOs). In order to manage the risk of potential adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the ALCOs monitor adherence to those guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we evaluate various strategies including:

•	Originating and purchasing adjustable rate mortgage loans,

•	Selling longer duration fixed or hybrid mortgage loans,

•	Originating shorter-term consumer loans,

•	Managing the duration of investment securities,

•	Managing our deposits to establish stable deposit relationships,

•	Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and

•	Managing the percentage of fixed rate loans in our portfolio.
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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at March 31, 2018 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
March 31, 2018
+200 bps	$1,229,749	$(89,948)	(6.8)%	$305,588	$(509)	(0.2)%
+100 bps	1,286,286	(33,411)	(2.5)%	306,338	241	0.1%
0 bp	1,319,697			306,097
-100 bps	1,326,112	6,415	0.5%	302,801	(3,296)	(1.1)%

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
At March 31, 2018, the Company did not maintain any securities for trading purposes or engage in trading activities. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2018 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On September 26, 2017, a shareholder derivative action captioned Gordon v. Sznewajs, Case No. 17-CV-1678, was filed in the U.S. District Court for the Central District of California against four of the Company’s directors (Robert D. Sznewajs, Halle J. Benett, Jonah F. Schnel and Jeffrey Karish) alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint seeks monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that the failure of the shareholder to make a demand requires dismissal of the action. The Company filed a motion to dismiss on the grounds that the plaintiff was required to, but did not, make a demand on the Company. Rather than oppose the Company’s motion, plaintiff elected to file an amended complaint. The amended complaint was filed on February 6, 2018, which added Richard J. Lashley, Doug H. Bowers and John Grosvenor as individual defendants, and which added purported claims for gross negligence and unjust enrichment. The Company filed a motion to dismiss the amended complaint, which is set for hearing on June 18, 2018.
On September 5, 2017, Jeffrey T. Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court (Case No. BC 624694) against the Company, the Bank and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleges that he was constructively terminated as a Company and Bank employee and seeks in excess of $5 million in damages. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was entered into on February 14, 2018. The settlement did not have a material adverse effect on our financial condition, results of operations or liquidity. For additional information, including the terms of the settlement agreement, see Note 25 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
On December 7, 2017, Heather Endresen filed an action in the Los Angeles Superior Court, captioned Heather Endresen v. Banc of California, Inc.; Banc of California, N.A., Case No. BC685641. Endresen’s complaint purports to state claims for retaliation, wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, and various statutory claims. The complaint does not specify any amount of alleged damages. Endresen dismissed the action without prejudice.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From January 31, 2018 to January 31, 2018	—	$—	—	—
From February 1, 2018 to February 28, 2018	—	$—	—	—
From March 1, 2018 to March 31, 2018	—	$—	—	—
Total	—	$—	—
During the three months ended March 31, 2018, the Company did not purchase any equity securities. On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company's currently outstanding common shares. The Company did not purchase any shares under this share buyback program, and the program has expired.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended March 31, 2018 related to tax liability sales for employee stock benefit plans.
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
Footnote 5

10.1	Employment Agreement, dated as of April 24, 2017, by and between the Registrant and Douglas H. Bowers	Footnote 12

10.2	Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler	Footnote 13

10.3	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	Footnote 14

10.3A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	Footnote 15

10.3B	Compensation arrangement, dated March 8, 2018, by and among Registrant, Banc of California, National Association, and Hugh F. Boyle	10.3B

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	Footnote 16

10.4A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	Footnote 15

10.8	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	Footnote 16

10.8A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	Footnote 16

10.8B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	Footnote 17

10.8C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	Footnote 18

10.8D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 19

10.8E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among the Registrant, Banc of California, National Association, and Steven A. Sugarman	Footnote 20

10.8F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 20

10.8G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	Footnote 21

10.9	Employment Agreement, dated as of March 24, 2016, by and between the Registrant and Brian Kuelbs	Footnote 20

10.9A	Settlement Agreement and Release dated as of December 6, 2017, by and between the Registrant and Brian Kuelbs	Footnote 39

10.10	Reserved

10.11	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	Footnote 23

10.11A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	Footnote 24

10.11B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	Footnote 15

10.11C	Long-Form Settlement Agreement, dated as of February 14, 2018, by and among the Registrant, Banc of California, N.A. and Jeffrey Seabold	Footnote 39

10.12	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	Footnote 15

10.12A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	Footnote 20

10.12B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	Footnote 25

10.13	Separation Agreement and Release, dated as of February 7, 2017, by and between the Registrant and Chad T. Brownstein	Footnote 3

10.14	Registrant’s 2003 Stock Option and Incentive Plan	Footnote 26

10.15	Registrant’s 2003 Recognition and Retention Plan	Footnote 26

10.16	Registrant’s 2011 Omnibus Incentive Plan	Footnote 27

10.16A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.16B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.16C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	Footnote 28

10.17	Registrant’s 2013 Omnibus Stock Incentive Plan	Footnote 29

10.17A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.17B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 3

10.17C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.17D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.17E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.17F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.17G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.17H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 24

10.17I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.17J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.17K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	Footnote 24

10.17L	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 39

10.18	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	Footnote 32

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
Footnote 38

11.0	Statement regarding computation of per share earnings	Footnote 40

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

(14)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(22)	Reserved.

(23)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(26)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(27)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(29)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(39)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

(40)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

(41)	Included on signatory pages of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 10, 2018	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2018	/s/ Lawrence Gee
Lawrence Gee
Senior Vice President/Interim Chief Accounting Officer (Principal Accounting Officer)