Form 10-Q
period 2018-06-30
BANC OF CALIFORNIA, INC.
filed 2018-08-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 1, 2018, the registrant had outstanding 50,181,187 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2018

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	an ongoing investigation by the SEC may result in adverse findings, reputational damage, the imposition of sanctions, increased costs and other negative consequences;

ii.
management time and resources may be diverted to address the ongoing SEC investigation as well as any related litigation, litigation initiated by stockholders and other litigation, as well as the threat of litigation;

iii.	the costs and effects of litigation, including settlements and judgments;

iv.	our performance may be adversely affected by the management transition we have undergone;

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

vii.
the risk that the savings we actually realize from our recently announced reduction in force and planned reduction in use of third party advisors will be less than anticipated and the risk that the costs associated with the reduction in force will be greater than anticipated;

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

xxix.	share price volatility and reputational risks related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;

xxx.	war or terrorist activities; and

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$23,961	$20,117
Interest-earning deposits in financial institutions	361,730	367,582
Total cash and cash equivalents	385,691	387,699
Securities available-for-sale, at fair value	2,297,124	2,575,469
Loans held-for-sale, carried at fair value	12,334	66,603
Loans held-for-sale, carried at lower of cost or fair value	1,419	466
Loans and leases receivable, net of allowance for loan and lease losses of $56,678 and $49,333 at June 30, 2018 and December 31, 2017, respectively	6,979,326	6,610,074
Federal Home Loan Bank and other bank stock, at cost	75,737	75,654
Servicing rights, net ($2,062 and $31,852 measured at fair value at June 30, 2018 and December 31, 2017, respectively, and $70 and $29,793 measured at fair value were held-for-sale at June 30, 2018 and December 31, 2017, respectively)	3,869	33,708
Other real estate owned, net	710	1,796
Premises, equipment, and capital leases, net	135,478	135,699
Bank owned life insurance	105,917	104,851
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	44,806	48,826
Deferred income taxes, net	42,334	31,074
Income tax receivable	7,995	8,739
Other intangible assets, net	7,683	9,353
Other assets	155,298	161,797
Assets of discontinued operations	26,415	38,900
Total assets	$10,319,280	$10,327,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,005,032	$1,071,608
Interest-bearing deposits	6,130,762	6,221,295
Total deposits	7,135,794	7,292,903
Advances from Federal Home Loan Bank	1,805,000	1,695,000
Long term debt, net	173,017	172,941
Reserve for loss on repurchased loans	3,149	6,306
Due on unsettled securities purchases	132,546	—
Accrued expenses and other liabilities	81,086	140,575
Liabilities of discontinued operations	—	7,819
Total liabilities	9,330,592	9,315,544
Commitments and contingent liabilities
Preferred stock	269,071	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,726,335 shares issued and 50,142,955 shares outstanding at June 30, 2018; 51,666,725 shares issued and 50,083,345 shares outstanding at December 31, 2017	517	517
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 403,778 shares issued and outstanding at June 30, 2018 and 508,107 shares issued and outstanding at December 31, 2017	4	5
Additional paid-in capital	623,372	621,435
Retained earnings	143,880	144,839
Treasury stock, at cost (1,583,380 shares at June 30, 2018 and December 31, 2017)	(28,786)	(28,786)
Accumulated other comprehensive income (loss), net	(19,370)	5,227
Total stockholders’ equity	988,688	1,012,308
Total liabilities and stockholders’ equity	$10,319,280	$10,327,852
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans and leases, including fees	$81,307	$69,661	$156,219	$139,168
Securities	21,455	24,996	43,086	52,235
Other interest-earning assets	2,423	1,783	4,587	3,879
Total interest and dividend income	105,185	96,440	203,892	195,282
Interest expense
Deposits	20,315	14,942	37,110	28,902
Federal Home Loan Bank advances	9,539	2,774	16,931	4,197
Securities sold under repurchase agreements	211	180	961	186
Long term debt and other interest-bearing liabilities	2,356	3,044	4,688	6,016
Total interest expense	32,421	20,940	59,690	39,301
Net interest income	72,764	75,500	144,202	155,981
Provision for loan and lease losses	2,653	2,503	22,152	5,086
Net interest income after provision for loan and lease losses	70,111	72,997	122,050	150,895
Noninterest income
Customer service fees	1,491	1,669	3,083	3,292
Loan servicing income	948	132	3,259	2,888
Income from bank owned life insurance	533	616	1,066	1,197
Net gain on sale of securities available-for-sale	278	1,099	5,519	4,455
Net gain on sale of loans	821	983	780	5,002
Net loss on sale of mortgage servicing rights	(155)	—	(2,450)	—
Other income	4,145	1,208	5,386	3,776
Total noninterest income	8,061	5,707	16,643	20,610
Noninterest expense
Salaries and employee benefits	29,440	33,348	60,555	65,791
Occupancy and equipment	7,883	9,776	15,570	20,444
Professional fees	6,303	11,794	15,480	26,867
Outside service fees	413	1,119	2,959	3,002
Data processing	1,678	2,246	3,334	4,425
Advertising and promotion	2,864	1,117	6,141	2,842
Regulatory assessments	2,196	1,140	4,288	3,581
Loss on investments in alternative energy partnerships	1,808	9,761	1,774	18,443
Reversal of provision for loan repurchases	(218)	(403)	(2,006)	(728)
Amortization of intangible assets	827	1,056	1,670	2,146
Impairment on intangible assets	—	—	—	336
Restructuring expense	3,983	82	3,983	5,369
All other expense	5,362	5,283	8,591	13,697
Total noninterest expense	62,539	76,319	122,339	166,215
Income from continuing operations before income taxes	15,633	2,385	16,354	5,290
Income tax expense (benefit)	1,779	(12,753)	(4,574)	(19,224)
Income from continuing operations	13,854	15,138	20,928	24,514
Income from discontinued operations before income taxes (including net gain on disposal of $272 and $236, respectively, for the three months ended June 30, 2018 and 2017 and $1,275 and $13,538, respectively, for the six months ended June 30, 2018 and 2017)	1,281	(4,991)	3,325	8,357
Income tax expense (benefit)	355	(2,110)	915	3,413
Income (loss) from discontinued operations	926	(2,881)	2,410	4,944
Net income	14,780	12,257	23,338	29,458
Preferred stock dividends	5,113	5,113	10,226	10,226
Net income available to common stockholders	$9,667	$7,144	$13,112	$19,232
Basic earnings per common share
Income from continuing operations	$0.17	$0.20	$0.20	$0.27
Income (loss) from discontinued operations	0.02	(0.06)	0.05	0.10
Net income	$0.19	$0.14	$0.25	$0.37
Diluted earnings per common share
Income from continuing operations	$0.16	$0.20	$0.20	$0.27
Income (loss) from discontinued operations	0.02	(0.06)	0.05	0.10
Net income	$0.18	$0.14	$0.25	$0.37
Basic earnings per class B common share
Income from continuing operations	$0.17	$0.20	$0.20	$0.27
Income (loss) from discontinued operations	0.02	(0.06)	0.05	0.10
Net income	$0.19	$0.14	$0.25	$0.37
Diluted earnings per class B common share
Income from continuing operations	$0.17	$0.20	$0.20	$0.27
Income (loss) from discontinued operations	0.02	(0.06)	0.05	0.10
Net income	$0.19	$0.14	$0.25	$0.37
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$14,780	$12,257	$23,338	$29,458
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	(7,631)	6,380	(21,192)	7,680
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	12,845	—	12,845
Reclassification adjustment for gain included in net income	(197)	(642)	(3,901)	(2,602)
Total change in unrealized gain (loss) on available-for-sale securities	(7,828)	18,583	(25,093)	17,923
Total other comprehensive income (loss)	(7,828)	18,583	(25,093)	17,923
Comprehensive income (loss)	$6,952	$30,840	$(1,755)	$47,381
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	29,458	—	—	29,458
Other comprehensive loss, net	—	—	—	—	—	—	17,923	17,923
Issuance of common stock	—	5	2	(7)	—	—	—	—
Exercise of stock options	—	1	—	(285)	—	284	—	—
Share-based compensation expense	—	—	—	7,691	—	—	—	7,691
Restricted stock surrendered due to employee tax liability	—	(3)	—	(5,374)	—	—	—	(5,377)
Stock appreciation right dividend equivalents	—	—	—	—	(405)	—	—	(405)
Dividends declared ($0.26 per common share)	—	—	—	—	(13,011)	—	—	(13,011)
Preferred stock dividends	—	—	—	—	(10,226)	—	—	(10,226)
Balance at June 30, 2017	$269,071	$540	$4	$616,251	$140,331	$(28,786)	$8,881	$1,006,292
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227	$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—	496	—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	5,723	1,012,308
Comprehensive income:
Net income	—	—	—	—	23,338	—	—	23,338
Other comprehensive loss, net	—	—	—	—	—	—	(25,093)	(25,093)
Issuance of common stock	—	1	(1)	—	—	—	—	—
Share-based compensation expense	—	—	—	3,875	—	—	—	3,875
Restricted stock surrendered due to employee tax liability	—	(1)	—	(2,070)	—	—	—	(2,071)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	132	(142)	—	—	(10)
Stock appreciation right dividend equivalents	—	—	—	—	(406)	—	—	(406)
Dividends declared ($0.26 per common share)	—	—	—	—	(13,027)	—	—	(13,027)
Preferred stock dividends	—	—	—	—	(10,226)	—	—	(10,226)
Balance at June 30, 2018	$269,071	$517	$4	$623,372	$143,880	$(28,786)	$(19,370)	$988,688
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$23,338	$29,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	22,152	5,086
Provision for unfunded loan commitments	315	1,629
Reversal of provision for loan repurchases	(2,006)	(728)
Depreciation on premises and equipment	5,212	6,420
Amortization of intangible assets	1,670	2,146
Amortization of debt issuance cost	76	96
Net amortization (accretion) of premium and discount on securities	530	(505)
Net accretion of deferred loan cost and fees	(228)	(161)
Accretion of discounts on purchased loans	(562)	(4,222)
Deferred income tax benefit	(852)	(12,271)
Bank owned life insurance income	(1,066)	(1,197)
Share-based compensation expense	3,875	7,691
Loss in investments in alternative energy partnerships	1,774	18,443
Impairment on intangible assets	—	336
Impairment on capitalized software projects	498	—
Net revenue on mortgage banking activities	(288)	(43,070)
Net gain on sale of loans	(780)	(5,002)
Net gain on sale of securities available for sale	(5,519)	(4,455)
Loss from change of fair value on mortgage servicing rights	1,241	6,378
Loss on sale or disposal of property and equipment	61	1,035
Loss on sale of mortgage servicing rights	2,450	—
Net gain on disposal of discontinued operations	(1,275)	(13,538)
Repurchase of mortgage loans	(11,091)	(53,290)
Originations of loans held-for-sale from mortgage banking	—	(1,510,971)
Originations of other loans held-for-sale	(6,274)	(83,815)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	15,417	1,848,535
Proceeds from sales of and principal collected on other loans held-for-sale	5,751	265,510
Change in accrued interest receivable and other assets	5,117	10,288
Change in accrued interest payable and other liabilities	(8,678)	(86,711)
Net cash provided by operating activities	50,858	383,115
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	392,556	810,786
Proceeds from maturities and calls of securities available-for-sale	220,400	75,804
Proceeds from principal repayments of securities available-for-sale	20,451	22,958
Proceeds from maturities and calls of securities held-to-maturity	—	143,505
Purchases of securities available-for-sale	(247,530)	(550,700)
Net cash provided by disposal of discontinued operations	—	55,865
Loan and lease originations and principal collections, net	(602,103)	(467,539)
Redemption of Federal Home Loan Bank stock	13,642	5,300
Purchase of Federal Home Loan Bank and other bank stock	(13,725)	(896)
Proceeds from sale of loans	211,459	409,134
Proceeds from sale of other real estate owned	1,484	1,066
Proceeds from sale of mortgage servicing rights	30,056	—
Proceeds from sale of premises and equipment	19	512
Additions to premises and equipment	(5,569)	(12,089)
Payments of capital lease obligations	(253)	(516)
Funding of equity investment	(1,864)	(10,332)
Net (increase) decrease in investments in alternative energy partnerships	1,027	(30,940)
Net cash provided by investing activities	20,050	451,918
Cash flows from financing activities:
Net decrease in deposits	(157,109)	(1,097,239)
Net increase (decrease) in short-term Federal Home Loan Bank advances	(270,000)	330,000
Repayment of long-term Federal Home Loan Bank advances	—	(50,000)
Proceeds from long-term Federal Home Loan Bank advances	380,000	100,000
Net increase in securities sold under repurchase agreements	—	53,242
Net (decrease) increase in other borrowings	—	(68,000)
Payment of junior subordinated amortizing notes	—	(2,684)
Restricted stock surrendered due to employee tax liability	(2,071)	(5,377)
Dividend equivalents paid on stock appreciation rights	(404)	(404)
Dividends paid on preferred stock	(10,226)	(10,226)
Dividends paid on common stock	(13,106)	(12,665)
Net cash used by financing activities	(72,916)	(763,353)
Net change in cash and cash equivalents	(2,008)	71,680
Cash and cash equivalents at beginning of period	387,699	439,510
Cash and cash equivalents at end of period	$385,691	$511,190
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$58,727	$38,673
Income taxes paid	2,337	8,864
Income taxes refunds received	24	14,070
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	$434	$1,803
Transfer of loans held-for-investment to loans held-for-sale	211,824	547,099
Equipment acquired under capital leases	21	70
Reclassification of stranded tax effects to retained earnings	496	—
Due on unsettled securities purchases	132,546	116,090
Loans sold to Ginnie Mae that are subject to a repurchase option	—	29,825
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018
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
As of June 30, 2018, the Bank had 34 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
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
Adopted Accounting Pronouncements: During the six months ended June 30, 2018, the following pronouncements applicable to the Company were adopted:
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This Update amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments by requiring a qualitative assessment; eliminates the requirement for public business entities to disclose methods and assumptions for financial instruments measured at amortized cost on the statement of financial position; requires the exit price notion to be used when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability; requires separate presentation of financial assets and liabilities by measurement category; and certain other requirements. This ASU and ASU 2018-04 became effective for interim and annual periods beginning on or after December 15, 2017. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements. With regard to the aforementioned exit price notion, the Company measured the fair value of its loans and leases portfolio for disclosure purposes starting March 31, 2018 using an exit price notion. See Note 3 for additional information.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." The amendments in this Update provide guidance on classification of certain cash receipts and cash payments. For public business entities that are SEC filers, this Update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While permitted, the Company did not elect to adopt the guidance early. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” This Update provides guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or a businesses. This Update provides a more robust framework to use when determining whether a set of assets and activities represents a business. Public business entities must prospectively apply the amendment in this Update to annual periods beginning after December 15, 2017, including interim periods. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This Update clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when the counterparty obtains control of it. In addition, the amendment requires an entity to derecognize a distinct nonfinancial asset, or an in-substance nonfinancial asset, in a partial sale transaction when the entity does not retain a controlling financial interest in the legal entity that holds the asset and transfers control of the asset. Once control is transferred, any non-controlling interest received is required to be measured at fair value. The new guidance was effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” This Update provides guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under the new guidance, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. The new guidance was effective for all entities beginning after December 15, 2017, including interim periods within the fiscal year. Upon adoption, the guidance will be applied prospectively to awards modified on or after the adoption date. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
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
The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. During the three and six months ended June 30, 2018, the Company recognized an earn-out of $777 thousand and $1.4 million, respectively. The Company did not recognize any earn-out during the three months ended June 30, 2017. Since the completion of the transaction, the Company has recognized a total earn-out of $2.5 million in Income from Discontinued Operations on the Consolidated Statements of Operations. Caliber retains an option to buy out the future earn-out payable to the Company for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber pays the buyout amount.
Caliber also purchased MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. During the three and six months ended June 30, 2018, the Company recorded $272 thousand and $1.3 million, respectively, to net gain on disposal of discontinued operations. Net gain on disposal of discontinued operations recognized in the first half of 2018 was primarily the result of the release of $1.0 million in liability for estimated discretionary incentive compensation payments to certain employees transferred to Caliber as the amount paid was less than the accrued liability. To date, the entire transaction has resulted in a net gain on disposal of $15.1 million.
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Total Net Gain on Disposal After Completion of Sale
($ in thousands)	2018	2017	2018	2017
Proceeds from the transaction	$—	$(264)	$—	$63,068	$63,054
Compensation expense related to the transaction	—	500	1,003	(3,500)	(2,497)
Other transaction costs	272	—	272	(3,703)	(3,159)
Net cash proceeds	272	236	1,275	55,865	57,398
Book value of certain assets sold	—	—	—	(2,455)	(2,455)
Book value of MSRs sold	—	—	—	(37,772)	(37,772)
Goodwill	—	—	—	(2,100)	(2,100)
Net gain on disposal	$272	$236	$1,275	$13,538	$15,071
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

The following tables present the financial information of discontinued operations as of the dates or for the periods indicated:
Statements of Financial Condition of Discontinued Operations

($ in thousands)	June 30, 2018	December 31, 2017
ASSETS
Loans held-for-sale, carried at fair value (1) (2)	$26,415	$38,696
Other assets	—	204
Assets of discontinued operations	$26,415	$38,900
LIABILITIES
Accrued expenses and other liabilities (1)	$—	$7,819
Liabilities of discontinued operations	$—	$7,819

(1)
Includes $0 and $7.1 million of loans sold to Government National Mortgage Association (GNMA) that were delinquent more than 90 days and subject to a repurchase option by the Company at June 30, 2018 and December 31, 2017, respectively. As such, the Company was deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

(2)	Includes $10.7 million and $24.1 million of non-performing loans at June 30, 2018 and December 31, 2017.

Statements of Operations of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Interest income
Loans, including fees	$189	$2,796	$375	$6,062
Total interest income	189	2,796	375	6,062
Noninterest income
Net gain on disposal	272	236	1,275	13,538
Loan servicing income	—	—	—	1,551
Net revenue on mortgage banking activities	56	13,636	288	43,070
All other income	779	238	1,414	752
Total noninterest income	1,107	14,110	2,977	58,911
Noninterest expense
Salaries and employee benefits	6	13,593	15	37,968
Occupancy and equipment	—	1,038	—	3,395
Professional fees	—	2,090	—	2,192
Outside Service Fees	—	3,249	—	5,613
Data processing	—	63	—	527
Advertising	—	449	—	1,282
Restructuring expense	—	297	—	3,515
All other expenses	9	1,118	12	2,124
Total noninterest expense	15	21,897	27	56,616
Income (loss) from discontinued operations before income taxes	1,281	(4,991)	3,325	8,357
Income tax expense	355	(2,110)	915	3,413
Income (loss) from discontinued operations	$926	$(2,881)	$2,410	$4,944

Statements of Cash Flows of Discontinued Operations

	Six Months Ended June 30,
($ in thousands)	2018	2017
Net cash provided by operating activities	$7,076	$250,170
Net cash provided by investing activities	—	55,865
Net cash provided by discontinued operations	$7,076	$306,035

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include U.S. Small Business Administration (SBA) loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at June 30, 2018 or December 31, 2017.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of GNMA loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans were re-recognized at fair value and offset by a secured borrowing, as the loans were still legally owned by GNMA. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest. As of June 30, 2018, there were no loans that were delinquent more than 90 days and eligible to be repurchased out of GNMA loan pools. As of December 31, 2017, loans eligible to be repurchased out of GNMA loan pools of $66.0 million were classified as Level 3.
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
Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for these MSRs. Generally, the value is estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At June 30, 2018 and December 31, 2017, MSRs held-for-sale of $70 thousand and $29.8 million, respectively, were valued based on a market bid adjusted for value associated with early payoffs and paydowns and included as Level 3.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$967	$—	$967	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	456,790	—	456,790	—
Non-agency residential mortgage-backed securities	496	—	496	—
Non-agency commercial mortgage-backed securities	158,358	—	158,358	—
Collateralized loan obligations	1,680,513	—	1,680,513	—
Loans held-for-sale, carried at fair value (1)	38,749	—	5,515	33,234
Mortgage servicing rights (2)	2,062	—	—	2,062
Derivative assets:
Interest rate swaps and caps (3)	1,686	—	1,686	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,650	—	1,650	—
December 31, 2017
Assets
Securities available-for-sale:
SBA loan pools securities	$1,058	$—	$1,058	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	476,929	—	476,929	—
Non-agency residential mortgage-backed securities	756	—	756	—
Non-agency commercial mortgage-backed securities	310,511	—	310,511	—
Collateralized loan obligations	1,702,318	—	1,702,318	—
Corporate debt securities	83,897	—	83,897	—
Loans held-for-sale, carried at fair value (5)	105,299	—	6,359	98,940
Mortgage servicing rights (2)	31,852	—	—	31,852
Derivative assets:
Interest rate swaps and caps (3)	1,005	—	1,005	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,033	—	1,033	—

(1)
Includes loans held-for-sale carried at fair value of $26.4 million ($5.5 million at Level 2 and $20.9 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition.

(2)	Included in Servicing Rights, Net in the Consolidated Statements of Financial Condition.

(3)	Included in Other Assets in the Consolidated Statements of Financial Condition.

(4)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Mortgage servicing rights
Balance at beginning of period (1)	$4,953	$42,833	$31,852	$76,121
Transfers in and (out) of Level 3 (2)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(216)	(3,035)	(1,090)	(3,079)
Additions	—	3,751	—	11,552
Sales, paydowns, and other (3)	(2,675)	(1,440)	(28,700)	(42,485)
Balance at end of period	$2,062	$42,109	$2,062	$42,109
Loans repurchased or subject to repurchase option from GNMA Loan Pools (4)
Balance at beginning of period	$42,962	$66,701	$98,940	$58,260
Transfers in and (out) of Level 3 (2)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(248)	6	(254)	15
Additions	2,765	17,935	27,385	35,231
Sales, settlements, and other	(12,245)	(11,097)	(92,837)	(19,961)
Balance at end of period	$33,234	$73,545	$33,234	$73,545

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $37.7 million for the six months ended June 30, 2017 in balance at beginning of period.

(2)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer.

(3)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the six months ended June 30, 2017.

(4)
Includes loans repurchased from GNMA Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $24.0 million and $66.7 million, respectively, for the three months ended June 30, 2018 and 2017 and $32.3 million and $58.3 million, respectively, for the six months ended June 30, 2018 and 2017 in balance at beginning of period, and $20.9 million and $52.1 million, respectively, for the three and six months ended June 30, 2018 and 2017 in balance at end of period.

Loans repurchased from GNMA loan pools and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option held by the Company had aggregate unpaid principal balances of $34.2 million and $99.7 million at June 30, 2018 and December 31, 2017, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of GNMA loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at June 30, 2018 and December 31, 2017:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2018
Mortgage servicing rights	$1,992	Discounted cash flow	Discount rate	13.00% to 13.00% (13.00%)
			Prepayment rate	12.39% to 44.76% (16.44%)
December 31, 2017
Mortgage servicing rights (1)	$2,059	Discounted cash flow	Discount rate	13.00% to 13.00% (13.00%)
			Prepayment rate	10.04% to 49.97% (16.54%)

(1)
Excludes MSRs held-for-sale of $70 thousand and $29.8 million, respectively, which were valued based on a market bid adjusted for expected obligations arising from standard representations and warranties at June 30, 2018 and December 31, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from GNMA loan pools at June 30, 2018 and December 31, 2017 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	June 30, 2018			December 31, 2017
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$12,334	$13,021	$(687)	$66,603	$67,415	$(812)
Non-accrual loans (1)	919	938	(19)	60,999	61,900	(901)
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$26,415	$27,510	$(1,095)	$38,696	$39,541	$(845)
Non-accrual loans (2)	10,732	10,887	(155)	24,073	24,297	(224)

(1)	Includes loans guaranteed by the U.S. government of $753 thousand and $54.2 million, respectively, at June 30, 2018 and December 31, 2017.

(2)	Includes loans guaranteed by the U.S. government of $8.6 million and $20.7 million, respectively, at June 30, 2018 and December 31, 2017.
There were no loans held-for-sale that were 90 days or more past due and still accruing as of June 30, 2018 and December 31, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net gains (losses) from fair value changes
Net gain (loss) on sale of loans (continuing operations)	$6	$2	$(20)	$8
Net revenue on mortgage banking activities (discontinued operations)	(247)	2,459	(245)	2,373
Changes in fair value due to instrument-specific credit risk were insignificant for the three and six months ended June 30, 2018 and 2017. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations in the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans and Leases: Impairment of collateral dependent loans and leases with specific allocations of the ALLL are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
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
Other Real Estate Owned Assets: Other Real Estate Owned (OREO) assets initially are recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification due to the unobservable inputs used for determining fair value. Only OREO assets with a valuation allowance are considered to be carried at fair value. There was no valuation allowance expense for OREO assets for the three months ended June 30, 2018 and 2017. The Company recorded valuation allowance expense for OREO assets of $53 thousand and $9 thousand for the six months ended June 30, 2018 and 2017 in All Other Expense in the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets
Impaired loans:
Other consumer	$4	—	—	$4
Other real estate owned:
Single family residential	276	—	—	276
December 31, 2017
Assets
Impaired loans:
SBA	$174	—	—	$174
Other real estate owned:
Single family residential	1,415	—	—	1,415
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Impaired loans:
Single family residential mortgage	$—	$—	$(115)	$—
Commercial and industrial	(231)	—	(292)	—
SBA	—	—	(380)	—
Other consumer	—	—	(141)	—
Construction	—	(29)	—	(29)
Other real estate owned:
Single family residential	183	36	194	28

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2018
Financial assets
Cash and cash equivalents	$385,691	$385,691	$—	$—	$385,691
Securities available-for-sale	2,297,124	—	2,297,124	—	2,297,124
Federal Home Loan Bank and other bank stock	75,737	—	75,737	—	75,737
Loans held-for-sale (1)	40,168	—	7,013	33,234	40,247
Loans and leases receivable, net of ALLL	6,979,326	—	—	6,960,050	6,960,050
Accrued interest receivable	37,138	37,138	—	—	37,138
Derivative assets	1,686	—	1,686	—	1,686
Financial liabilities
Deposits	7,135,794	—	—	6,902,576	6,902,576
Advances from Federal Home Loan Bank	1,805,000	—	1,800,336	—	1,800,336
Long term debt	173,017	—	176,103	—	176,103
Derivative liabilities	1,650	—	1,650	—	1,650
Accrued interest payable	8,279	8,279	—	—	8,279
December 31, 2017
Financial assets
Cash and cash equivalents	$387,699	$387,699	$—	$—	$387,699
Securities available-for-sale	2,575,469	—	2,575,469	—	2,575,469
Federal Home Loan Bank and other bank stock	75,654	—	75,654	—	75,654
Loans held-for-sale (2)	105,765	—	6,866	98,940	105,806
Loans and leases receivable, net of ALLL	6,610,074	—	—	6,601,767	6,601,767
Accrued interest receivable	35,355	35,355	—	—	35,355
Derivative assets	1,005	—	1,005	—	1,005
Financial liabilities
Deposits	7,292,903	—	—	7,063,613	7,063,613
Advances from Federal Home Loan Bank	1,695,000	—	1,695,039	—	1,695,039
Long term debt	172,941	—	180,560	—	180,560
Derivative liabilities	1,033	—	1,033	—	1,033
Accrued interest payable	7,321	7,321	—	—	7,321

(1)	Includes loans held-for-sale carried at fair value of $26.4 million ($5.5 million at Level 2 and $20.9 million at Level 3) of discontinued operations.

(2)	Includes loans held-for-sale carried at fair value of $38.7 million ($6.4 million at Level 2 and $32.3 million at Level 3) of discontinued operations.

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
Loans and Leases Receivable, Net of ALLL: For June 30, 2018, the fair value of loans and leases receivable is estimated based on a discounted cash flow approach under an exit price notion. For December 31, 2017, the fair value of loans and leases receivable were estimated based on a discounted cash flow approach under an entry price notion. The fair value reflects the estimated yield that would be negotiated with a willing market participant. Because sale transactions of such loans are not readily observable, as many of the loans have unique risk characteristics, the valuation is based on significant unobservable inputs (Level 3).
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Securities available-for-sale:
SBA loan pool securities	$982	$—	$(15)	$967
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	485,503	—	(28,713)	456,790
Non-agency residential mortgage-backed securities	483	15	(2)	496
Non-agency commercial mortgage-backed securities	160,970	7	(2,619)	158,358
Collateralized loan obligations	1,676,611	6,996	(3,094)	1,680,513
Total securities available-for-sale	$2,324,549	$7,018	$(34,443)	$2,297,124
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhere to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its securities held-to-maturity to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million as of June 30, 2017. Due to the transfer, the Company’s ability to assert that it has the intent and ability to hold held-to-maturity debt securities will be limited for the foreseeable future.
During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities totaling $76.8 million to reposition its securities available-for-sale portfolio. At June 30, 2018, the Company's investment securities portfolio consisted of SBA loan pool securities, mortgage-backed securities, and collateralized loan obligations. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At June 30, 2018 and December 31, 2017, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Gross realized gains on sales and calls of securities available-for-sale	$278	$1,099	$5,519	$4,455
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$278	$1,099	$5,519	$4,455
Proceeds from sales and calls of securities available-for-sale	$325,439	$475,586	$612,956	$886,590
Tax expense on sales and calls of securities available-for-sale	$81	$457	$1,618	$1,853

Investment securities with carrying values of $527.5 million and $564.4 million as of June 30, 2018 and December 31, 2017, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreements, and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Securities available-for-sale:
SBA loan pool securities	$966	$(15)	$—	$—	$966	$(15)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$16,907	$(374)	$436,740	$(28,339)	$453,647	$(28,713)
Non-agency residential mortgage-backed securities	95	(1)	61	(1)	156	(2)
Non-agency commercial mortgage-backed securities	152,392	(2,619)	—	—	152,392	(2,619)
Collateralized loan obligations	295,281	(3,094)	—	—	295,281	(3,094)
Total securities available-for-sale	$465,641	$(6,103)	$436,801	$(28,340)	$902,442	$(34,443)
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$4,880	$(35)	$470,092	$(15,301)	$474,972	$(15,336)
Non-agency residential mortgage-backed securities	—	—	148	(1)	148	(1)
Collateralized loan obligations	104,334	(266)	—	—	104,334	(266)
Total securities available-for-sale	$109,214	$(301)	$470,240	$(15,302)	$579,454	$(15,603)
The Company did not record other-than-temporary-impairment (OTTI) for investment securities for the three and six months ended June 30, 2018 or 2017.
At June 30, 2018, the Company’s securities available-for-sale portfolio consisted of 168 securities, 76 of which were in an unrealized loss position. At December 31, 2017, the Company’s securities available-for-sale portfolio consisted of 191 securities, 33 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to the Company's mortgage-backed securities issued by U.S government sponsored entities and agencies. The Company also considers the lowest credit rating for identification of potential OTTI for other securities. As of June 30, 2018, nearly all of the Company's non-agency mortgage-backed securities or collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality. The Company believes there was no OTTI as of June 30, 2018 and does not have the intent to sell its securities in an unrealized loss position and it is not likely that it will be required to sell these securities before their anticipated recovery.

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
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

($ in thousands)	NTM Loans	Traditional Loans and Leases	Total Loans and Leases Receivable
June 30, 2018
Commercial:
Commercial and industrial	$—	$1,742,559	$1,742,559
Commercial real estate	—	793,855	793,855
Multifamily	—	1,959,965	1,959,965
SBA	—	78,092	78,092
Construction	—	211,110	211,110
Lease financing	—	—	—
Consumer:
Single family residential mortgage	815,374	1,358,809	2,174,183
Other consumer	3,502	72,738	76,240
Total loans and leases	$818,876	$6,217,128	$7,036,004
Allowance for loan and lease losses			(56,678)
Loans and leases receivable, net			$6,979,326
December 31, 2017
Commercial:
Commercial and industrial	$—	$1,701,951	$1,701,951
Commercial real estate	—	717,415	717,415
Multifamily	—	1,816,141	1,816,141
SBA	—	78,699	78,699
Construction	—	182,960	182,960
Lease financing	—	13	13
Consumer:
Single family residential mortgage	803,355	1,252,294	2,055,649
Other consumer	3,578	103,001	106,579
Total loans and leases	$806,933	$5,852,474	$6,659,407
Allowance for loan and lease losses			(49,333)
Loans and leases receivable, net			$6,610,074

Non-Traditional Mortgage Loans
The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	96	$72,720	8.9%	101	$82,197	10.2%
Interest-only - first liens	495	739,053	90.3%	468	717,484	88.9%
Negative amortization	11	3,601	0.4%	11	3,674	0.5%
Total NTM - first liens	602	815,374	99.6%	580	803,355	99.6%
Green Loans (HELOC) - second liens	12	3,502	0.4%	12	3,578	0.4%
Total NTM - second liens	12	3,502	0.4%	12	3,578	0.4%
Total NTM loans	614	$818,876	100.0%	592	$806,933	100.0%
Total loans and leases		$7,036,004			$6,659,407
% of NTM to total loans and leases		11.6%			12.1%
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

Allowance for Loan and Lease Losses
The Company has established credit risk management processes that include regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees who may not be able to fulfill the contractual payment requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partially or fully charging off of the principal balance. The Company maintains the ALLL at a level that is considered adequate to cover the estimated inherent risks in the loan and lease portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated inherent risks. The estimated funding of the loan commitments and credit risk factors determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At June 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $4.0 million and $3.7 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans and to perform periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system that it believes is effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process.
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
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$54,763	$42,736	$49,333	$40,444
Loans and leases charged off	(950)	(2,898)	(15,589)	(3,255)
Recoveries of loans and leases previously charged off	212	44	782	110
Provision for loan and lease losses	2,653	2,503	22,152	5,086
Balance at end of period	$56,678	$42,385	$56,678	$42,385
During the three months ended March 31, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and third party bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in federal court pursuing the borrower and other parties and is also considering other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard. Upon extensive review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and six months ended June 30, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at March 31, 2018	$17,571	$5,417	$14,219	$1,577	$3,220	$—	$11,969	$790	$54,763
Charge-offs	(276)	—	(8)	(302)	—	—	(364)	—	(950)
Recoveries	36	—	—	167	—	5	—	4	212
Provision	(467)	315	419	398	199	(5)	1,631	163	2,653
Balance at June 30, 2018	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678
Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(347)	—	(8)	(683)	—	—	(479)	(14,072)	(15,589)
Recoveries	97	—	—	232	—	9	436	8	782
Provision	2,834	761	1,373	590	101	(9)	2,283	14,219	22,152
Balance at June 30, 2018	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678
Individually evaluated for impairment	$595	$—	$—	$124	$—	$—	$461	$8	$1,188
Collectively evaluated for impairment	16,269	5,732	14,630	1,716	3,419	—	12,775	949	55,490
Total ending ALLL balance	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678
Loans:
Individually evaluated for impairment	$5,829	$—	$—	$646	$—	$—	$20,140	$750	$27,365
Collectively evaluated for impairment	1,736,730	793,855	1,959,965	77,446	211,110	—	2,154,043	75,490	7,008,639
Total ending loan balances	$1,742,559	$793,855	$1,959,965	$78,092	$211,110	$—	$2,174,183	$76,240	$7,036,004

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

	June 30, 2018			December 31, 2017
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
With no related ALLL recorded:
Commercial:
Commercial and industrial	$5,270	$5,234	$—	$471	$453	$—
SBA	554	522	—	342	335	—
Consumer:
Single family residential mortgage	3,989	3,995	—	7,521	7,553	—
Other consumer	554	557	—	4,664	4,663	—
With an ALLL recorded:
Commercial:
Commercial and industrial	596	595	595	3,146	3,129	498
SBA	137	124	124	635	609	435
Consumer:
Single family residential mortgage	16,042	16,145	461	7,090	7,146	277
Other consumer	220	193	8	157	162	7
Total	$27,362	$27,365	$1,188	$24,026	$24,050	$1,217
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
June 30, 2018
Commercial:
Commercial and industrial	$5,900	$1	$1	$5,616	$4	$4
SBA	654	—	—	514	—	—
Consumer:
Single family residential mortgage	20,274	58	47	19,994	115	96
Other consumer	760	3	3	755	6	5
Total	$27,588	$62	$51	$26,879	$125	$105
June 30, 2017
Commercial:
Construction	—	—	—	764	—	—
Consumer:
Single family residential mortgage	9,985	42	46	10,520	85	89
Other consumer	878	2	2	884	4	3
Total	$10,863	$44	$48	$12,168	$89	$92

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases as of dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
June 30, 2018
NTM loans:
Single family residential mortgage	$790	$694	$—	$1,484	$813,890	$815,374
Other consumer	—	—	—	—	3,502	3,502
Total NTM loans	790	694	—	1,484	817,392	818,876
Traditional loans and leases:
Commercial:
Commercial and industrial	2,075	3,509	597	6,181	1,736,378	1,742,559
Commercial real estate	—	—	—	—	793,855	793,855
Multifamily	—	—	—	—	1,959,965	1,959,965
SBA	138	524	798	1,460	76,632	78,092
Construction	467	—	—	467	210,643	211,110
Consumer:
Single family residential mortgage	2,647	2,422	9,795	14,864	1,343,945	1,358,809
Other consumer	1,831	—	263	2,094	70,644	72,738
Total traditional loans and leases	7,158	6,455	11,453	25,066	6,192,062	6,217,128
Total	$7,948	$7,149	$11,453	$26,550	$7,009,454	$7,036,004
December 31, 2017
NTM loans:
Single family residential mortgage	$9,060	$1,879	$1,171	$12,110	$791,245	$803,355
Other consumer	—	—	—	—	3,578	3,578
Total NTM loans	9,060	1,879	1,171	12,110	794,823	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	136	3,595	948	4,679	1,697,272	1,701,951
Commercial real estate	—	—	—	—	717,415	717,415
Multifamily	—	—	—	—	1,816,141	1,816,141
SBA	3,578	—	1,319	4,897	73,802	78,699
Construction	—	—	—	—	182,960	182,960
Lease financing	—	—	—	—	13	13
Consumer:
Single family residential mortgage	6,862	3,370	6,012	16,244	1,236,050	1,252,294
Other consumer	3,194	413	92	3,699	99,302	103,001
Total traditional loans and leases	13,770	7,378	8,371	29,519	5,822,955	5,852,474
Total	$22,830	$9,257	$9,542	$41,629	$6,617,778	$6,659,407

Non-accrual Loans and Leases
The following table presents non-accrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in thousands)	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
Non-accrual loans and leases (1)
Commercial:
Commercial and industrial	$—	$5,920	$5,920	$—	$3,723	$3,723
SBA	—	1,082	1,082	—	1,781	1,781
Consumer:
Single family residential mortgage	1,538	13,294	14,832	1,171	8,176	9,347
Other consumer	—	456	456	—	4,531	4,531
Total non-accrual loans and leases	$1,538	$20,752	$22,290	$1,171	$18,211	$19,382
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
(1) The Company maintained specific reserves in ALLL for these loans, which were individually evaluated for impairment, of $1.1 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively.
Loans in Process of Foreclosure
At June 30, 2018 and December 31, 2017, SFR mortgage loans of $2.6 million and $4.3 million, respectively, were in the process of foreclosure.
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
TDR loans consist of the following as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$2,746	$2,746	$—	$2,675	$2,675
Consumer:
Single family residential mortgage	2,683	2,626	5,309	2,699	2,653	5,352
Other consumer	294	—	294	294	—	294
Total	$2,977	$5,372	$8,349	$2,993	$5,328	$8,321
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2018 or December 31, 2017.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2018
Commercial:
Commercial and industrial	—	$—	$—	2	$171	$163
Total	—	—	—	2	$171	$163
June 30, 2017
Consumer:
Single family residential mortgage	1	1,150	1,160	3	2,416	2,433
Total	1	$1,150	$1,160	3	$2,416	$2,433
During the three months ended June 30, 2018, there were no new TDRs. The following table summarizes new TDRs by modification type for the three months ended June 30, 2017:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
June 30, 2017
Consumer:
Single family residential mortgage	1	$1,160	—	$—	1	$1,160
Total	1	$1,160	—	$—	1	$1,160
The following table summarizes new TDRs by modification type for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
June 30, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	2	$163
Total	—	—	2	$163	2	163
June 30, 2017
Consumer:
Single family residential mortgage	2	$1,290	1	$1,143	3	$2,433
Total	2	$1,290	1	$1,143	3	$2,433
For the three and six months ended June 30, 2018, there was one loan with a principal balance of $100 thousand that was modified as a TDR during the past 12 months that had payment defaults during the period. For the three months ended June 30, 2017, there were no loans that were modified as TDRs during the past 12 months that had payment defaults during the period. For the six months ended June 30, 2017, there was one loan with a principal balance of $124 thousand that was modified as a TDR during the past 12 months that had payment defaults during the period.

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
Substandard: Loans and leases classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful: Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk categories for total loans and leases as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
NTM loans:
Single family residential mortgage	$811,273	$1,577	$2,524	$—	$815,374
Other consumer	3,502	—	—	—	3,502
Total NTM loans	814,775	1,577	2,524	—	818,876
Traditional loans and leases:
Commercial:
Commercial and industrial	1,680,576	16,618	45,365	—	1,742,559
Commercial real estate	778,948	10,798	4,109	—	793,855
Multifamily	1,958,352	—	1,613	—	1,959,965
SBA	70,266	934	6,612	280	78,092
Construction	208,017	2,498	595	—	211,110
Lease financing	—	—	—	—	—
Consumer:
Single family residential mortgage	1,338,747	3,846	16,216	—	1,358,809
Other consumer	71,949	315	474	—	72,738
Total traditional loans and leases	6,106,855	35,009	74,984	280	6,217,128
Total	$6,921,630	$36,586	$77,508	$280	$7,036,004
December 31, 2017
NTM loans:
Single family residential mortgage	$800,589	$1,595	$1,171	$—	$803,355
Other consumer	3,578	—	—	—	3,578
Total NTM loans	804,167	1,595	1,171	—	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	1,651,628	33,376	16,947	—	1,701,951
Commercial real estate	713,131	—	4,284	—	717,415
Multifamily	1,815,601	540	—	—	1,816,141
SBA	72,417	1,555	4,621	106	78,699
Construction	182,960	—	—	—	182,960
Lease financing	13	—	—	—	13
Consumer:
Single family residential mortgage	1,240,866	2,282	9,146	—	1,252,294
Other consumer	98,030	422	4,549	—	103,001
Total traditional loans and leases	5,774,646	38,175	39,547	106	5,852,474
Total	$6,578,813	$39,770	$40,718	$106	$6,659,407

Purchases, Sales, and Transfers
From time to time, the Company purchases and sells loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost of fair value and any reductions in value on transfer are reflected as write-downs to allowance for loan losses. The Company had no purchases of loans and leases, excluding loans held-for-sale, for the three and six months ended June 30, 2018 and 2017. The following table presents loans and leases transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Three Months Ended		Six Months Ended
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
June 30, 2018
Commercial:
Multifamily	$—	$(71,449)	$—	$(71,449)
Consumer:
Single family residential mortgage	—	(133,829)	—	(136,013)
Other consumer	—	—	—	(4,362)
Total	$—	$(205,278)	$—	$(211,824)
June 30, 2017
Commercial:
Commercial and industrial	$—	$(3,924)	$—	$(3,924)
Commercial real estate	—	(1,329)	—	(1,329)
Multifamily	$—	$—	$—	$(6,583)
SBA	—	(1,865)	—	(1,865)
Construction	—	(1,528)	—	(1,528)
Consumer:
Single family residential mortgage	—	(168,043)	—	(403,747)
Total	$—	$(176,689)	$—	$(418,976)
Purchased Credit Impaired Loans
The Company had no PCI loans at June 30, 2018 or December 31, 2017, due mainly to the sale of seasoned SFR mortgage PCI loans during the year ended December 31, 2017. The Company had acquired loans through business combinations and purchases of loan pools for which there was evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected.
The following table presents a summary of accretable yield, or income expected to be collected, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$—	$38,691	$—	$41,181
Accretion of income	—	(1,884)	—	(3,833)
Changes in expected cash flows	—	—	—	(225)
Disposals	—	(34,570)	—	(34,886)
Balance at end of period	$—	$2,237	$—	$2,237
During the three months ended June 30, 2017, the Company transferred seasoned SFR mortgage PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, to loans held-for-sale. The Company transferred these PCI loans at lower of cost or fair value and recorded a fair value adjustment of $274 thousand against its ALLL. During the three months ended September 30, 2017, all of the transferred seasoned SFR mortgage PCI loans were sold and the Company recognized a net gain on sale of loans of $3.7 million.

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
The following table presents a composition of total income from servicing rights, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, on a consolidated operations basis, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Servicing fees for sold loans with servicing retained	$909	$4,621	$4,140	$10,831
Losses on the fair value and runoff of servicing rights	39	(4,489)	(881)	(6,392)
Total income from servicing rights	$948	$132	$3,259	$4,439
During the three months ended March 31, 2017, the Company suspended sales of MSRs under a flow-agreement with a third party investor that occurred contemporaneous with SFR mortgage loan sales to GSEs. The Company does not expect to resume sales under the flow-agreement, as the Company has discontinued its mortgage banking activities.
During the three and six months ended June 30, 2018, the Company sold $2.6 million and $28.5 million, respectively, of MSRs on approximately $334.1 million and $3.55 billion, respectively, in unpaid principal balances of conventional agency mortgage loans for cash consideration of $2.7 million and $30.1 million, respectively, subject to adjustment under certain circumstances. The sale of MSRs resulted in a loss of $155 thousand and $2.5 million for the three and six months ended June 30, 2018, respectively, primarily related to transaction costs, provision for early repayments of loans, and expected repurchase obligations under standard representations and warranties.
The following table presents a composition of servicing rights, on a consolidated operations basis, as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017
Mortgage servicing rights, at fair value	$2,062	$31,852
SBA servicing rights, at amortized cost	1,807	1,856
Total	$3,869	$33,708
Mortgage loans sold with servicing retained are subserviced by a third party vendor. The unpaid principal balance of these loans at June 30, 2018 and December 31, 2017 was $233.2 million and $3.94 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $367 thousand and $17.8 million at June 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of the loans underlying our SBA servicing rights at June 30, 2018 and December 31, 2017 was $100.7 million and $101.0 million, respectively.
Mortgage Servicing Rights
At June 30, 2018 and December 31, 2017, MSRs of $70 thousand and $29.8 million, respectively, were held for sale and valued based on a market bid adjusted for expected repurchase obligations under standard representations and warranties as a Level 3 fair value measurement.
The value of retained MSRs is generally estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017
Fair value of retained MSRs	$1,992	$2,059
Discount rate	13.00%	13.00%
Constant prepayment rate	16.44%	16.54%
Weighted-average life	5.08 years	5.07 years

The following table presents activity in the MSRs, on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$4,953	$42,833	$31,852	$76,121
Additions	—	3,751	—	11,552
Sales of servicing rights (1)	(2,570)	—	(28,549)	(39,186)
Changes in fair value resulting from valuation inputs or assumptions	(216)	(3,035)	(1,090)	(3,079)
Other	(105)	(1,440)	(151)	(3,299)
Balance at end of period	$2,062	$42,109	$2,062	$42,109
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the six months ended June 30, 2017.
SBA Servicing Rights
The Company used a discount rate of 9.00 percent to calculate the present value of cash flows and used available prepayment data to estimate prepayment speed. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,786	$1,618	$1,856	$1,496
Additions	109	160	109	346
Amortization, including prepayments	(83)	(53)	(153)	(100)
Impairment	(5)	—	(5)	(17)
Balance at end of period	$1,807	$1,725	$1,807	$1,725

NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,024	$3,345	$1,796	$2,502
Additions	434	632	434	1,803
Sales and net direct write-downs	(992)	(710)	(1,711)	(1,035)
Net change in valuation allowance	244	—	191	(3)
Balance at end of period	$710	$3,267	$710	$3,267
The following table presents the activity in the OREO valuation allowance included in All Other Expense in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$295	$9	$242	$6
Additions	—	—	143	9
Recoveries	—	—	(90)	—
Net direct write-downs and removals from sale	(244)	—	(244)	(6)
Balance at end of period	$51	$9	$51	$9
The following table presents expenses related to foreclosed assets included in All Other Expense in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net gain (loss) on sales	$(61)	$36	$3	$31
Operating expenses, net of rental income	(54)	(9)	(102)	(13)
Total	$(115)	$27	$(99)	$18
The Company did not provide loans to finance the purchase of its OREO properties during the three and six months ended June 30, 2018 or 2017.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At June 30, 2018 and December 31, 2017, the Company had goodwill of $37.1 million. The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test as of August 31, 2017 and determined that no goodwill impairment existed.
At December 31, 2016, goodwill of $37.1 million and $2.1 million was allocated to the Commercial Banking and Mortgage Banking segments, respectively. During the three months ended March 31, 2017, the Company discontinued its mortgage banking operations and wrote off the goodwill of $2.1 million allocated to its Mortgage Banking segment, against the gain on disposal of discontinued operations. See Note 2 for additional information.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of June 30, 2018, the weighted average remaining amortization period for core deposit intangibles was approximately 5.7 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2018
Core deposit intangibles	$30,904	$23,221	$7,683
December 31, 2017
Core deposit intangibles	$30,904	$21,551	$9,353
Aggregate amortization of intangible assets was $827 thousand and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. The following table presents estimated future amortization expenses as of June 30, 2018:

($ in thousands)	Remainder of 2018	2019	2020	2021	2022 and After	Total
Estimated future amortization expense	$1,337	$2,195	$1,518	$1,081	$1,552	$7,683
During the three months ended March 31, 2017, the Company wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the three months ended March 31, 2017, the customer relationships with the third party buyers of residential renovation loans were transferred to Caliber and the Company ceased utilizing the RenovationReady trade name.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents the Company's advances from the FHLB as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017
Fixed rate:
Outstanding balance	$1,030,000	$550,000
Interest rates ranging from	1.23%	1.23%
Interest rates ranging to	3.32%	3.00%
Weighted average interest rate	2.40%	2.02%
Variable rate:
Outstanding balance	775,000	1,145,000
Weighted average interest rate	2.07%	1.40%
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2018 and December 31, 2017, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.58 billion and $2.90 billion, respectively, and securities with carrying values of $397.0 million and $405.6 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $48.7 million and $48.7 million at June 30, 2018 and December 31, 2017, respectively. Based on this collateral, the Bank's financing availability, and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $803.8 million at June 30, 2018.
The Bank maintained a line of credit of $61.7 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $85.2 million with no outstanding borrowings at June 30, 2018. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at June 30, 2018.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at June 30, 2018 and December 31, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
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

NOTE 10 – LONG-TERM DEBT
The following table presents the Company's long-term debt as of the dates indicated:

	June 30, 2018		December 31, 2017
($ in thousands)	Par Value	Discount	Par Value	Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,983)	$175,000	$(2,059)
Total	$175,000	$(1,983)	$175,000	$(2,059)
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

NOTE 11 – INCOME TAXES
For the three months ended June 30, 2018 and 2017, income tax expense (benefit) of continuing operations was $1.8 million and $(12.8) million, respectively, and the effective tax rate was 11.4 percent and (534.7) percent, respectively. For the six months ended June 30, 2018 and 2017, income tax benefit of continuing operations, was $(4.6) million and $(19.2) million, respectively, and the effective tax rate was (28.0)% percent and (363.4)% percent, respectively. The Company recognized lower income tax benefits for the 2018 periods mainly due to the reduction in the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $1.9 million and $9.2 million respectively, for the three and six months ended June 30, 2018, compared to $15.7 million and $24.5 million, respectively, of tax credits recognized for the three and six months ended June 30, 2017. The reduction in tax credits received by the Bank on the investments in alternative energy partnerships is due to less new equipment being placed into service by the investments. The lower income tax benefit was also partially offset by the decrease in the federal statutory tax rate from 35% to 21% as a result of H.R. 1, originally known (and referred to below) as the “Tax Cuts and Jobs Act”, which became effective on January 1, 2018. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $42.3 million and $31.1 million at June 30, 2018 and December 31, 2017, respectively. The overall increase in net deferred tax assets was primarily due to a decrease of $3.0 million in deferred tax liabilities resulting from the sale of mortgage servicing rights and an increase of $10.4 million in deferred tax assets from the increase of unrealized loss on securities available-for-sale.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.1 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of June 30, 2018, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $940 thousand. At June 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$3,426	$8,118	$6,306	$7,974
Initial provision for loan repurchases	53	673	55	1,515
Subsequent change in the provision	(218)	(403)	(2,006)	(728)
Utilization of reserve for loan repurchases	(112)	(360)	(1,206)	(733)
Balance at end of period	$3,149	$8,028	$3,149	$8,028
During the three and six months ended June 30, 2018, reserve for loss on repurchased loans decreased by $277 thousand and $3.2 million, respectively. During the three months ended June 30, 2018, the decrease was primarily due to methodology and data enhancements. During the six months ended June 30, 2018, approximately $1.4 million of the decrease was due to portfolio run-off and repurchase settlement activities, and approximately $1.7 million of the decrease was due to methodology and data enhancements. The methodology and data enhancements were primarily a result of additional insights gained through the due diligence process pertaining to the MSR sale during the three months ended March 31, 2018 and utilization of the Company's actual run-off and historical loss data as opposed to industry data.
The Company believes that its obligations for mortgage loan repurchases or loss reimbursements were adequately reserved for at June 30, 2018.

NOTE 13 – DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back agreements are intended to offset each other and allow the Company to retain the credit risk of the transaction with its customer in exchange for a fee. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three and six months ended June 30, 2018 and 2017, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated.

	June 30, 2018		December 31, 2017
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in assets:
Interest rate swaps and caps on loans	$92,779	$1,686	$70,486	$1,005
Total included in assets	$92,779	$1,686	$70,486	$1,005
Included in liabilities:
Interest rate swaps and caps on loans	$92,779	$1,650	$70,486	1,033
Total included in liabilities	$92,779	$1,650	$70,486	$1,033
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

NOTE 14 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018 (the Effective Date), the Company's stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (2018 Omnibus Plan). As of the Effective Date, the Company discontinued granting awards under the Company’s 2013 Omnibus Incentive Plan (2013 Omnibus Plan) or any prior equity incentive plans and future stock-based compensation awards to its directors and employees will be made pursuant to the 2018 Omnibus Plan. The 2018 Omnibus Plan provides that the maximum number of shares that will be available for awards is 4,417,882, which represents the number of shares that were available for new awards under the 2013 Omnibus Plan immediately prior to the Effective Date. As of June 30, 2018, no awards had been made under the 2018 Omnibus Plan.
On December 28, 2017, the Company initiated the termination of the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) that was established to fund employee stock compensation and benefit obligations of the Company. See Note 15 for additional information.
Share-based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Stock options	$80	$420	$113	$667
Restricted stock awards and units	1,708	4,378	3,762	6,982
Stock appreciation rights	—	—	—	42
Total share-based compensation expense	$1,788	$4,798	$3,875	$7,691
Related tax benefits	$524	$1,992	$1,136	$3,195
The following table presents unrecognized share-based compensation expense as of June 30, 2018:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$201	1.8 years
Restricted stock awards and restricted stock units	11,865	2.7 years
Total	$12,066	2.7 years
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
The following table represents stock option activity for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	186,973	$13.54	6.6 years	$1,077
Outstanding at end of period	186,973	$13.54	6.3 years	$1,123
Exercisable at end of period	113,649	$13.69	6.0 years	$667

The following table represents stock option activity for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	210,973	$13.99	7.0 years	$1,405
Exercised	(24,000)	$17.50	8.2 years	$—
Outstanding at end of period	186,973	$13.54	6.3 years	$1,123
Exercisable at end of period	113,649	$13.69	6.0 years	$667
The following table sets forth information regarding unvested stock options for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	105,432	$13.31	105,432	$13.31
Vested	(32,108)	$13.28	(32,108)	$13.28
Outstanding at end of period	73,324	$13.32	73,324	$13.32
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	917,941	$18.91	911,633	$18.73
Granted (1)	539,084	$18.80	578,862	$18.84
Vested (1)	(305,952)	$19.17	(318,217)	$19.01
Forfeited (1)	(165,836)	$18.24	(187,041)	$18.27
Outstanding at end of period	985,237	$18.84	985,237	$18.84

(1)
The number of granted shares/units includes aggregate performance-based shares of 289,301 and 306,801 for the three and six months ended June 30, 2018, respectively. The number of vested shares includes aggregate performance-based shares of 44,817 and 44,817 for the three and six months ended June 30, 2018, respectively. The number of forfeited shares includes aggregate performance-based shares of 41,782 and 47,420 for the three and six months ended June 30, 2018, respectively. The vesting of these awards is subject to certain performance targets and goals being met. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance.

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
The following table represents SARs activity as of and for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	4.4 years	$12,001
Outstanding at end of period	1,559,012	$11.60	4.1 years	$12,390
Exercisable at end of period	1,559,012	$11.60	4.1 years	$12,390
The following table represents SARs activity as of and for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	4.6 years	$14,105
Outstanding at end of period	1,559,012	$11.60	4.1 years	$12,390
Exercisable at end of period	1,559,012	$11.60	4.1 years	$12,390

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
On August 17, 2016, the living trust for Steven A. Sugarman and his spouse transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. These transferred warrants were last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares, respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrants. Under his irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. At September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, in accordance with Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000,130,000, and 40,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875, 77,376 and 23,237 shares of the Company's non-voting common stock, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $8.80, $8.72, $8.66, $8.61 and $8.55 per share, respectively. As a result of these exercises, Jason Sugarman no longer holds any warrants to purchase shares of the Company’s stock. During the three months ended June 30, 2018, based on additional documentation received from Jason Sugarman, it was determined that Jason Sugarman was eligible to receive voting common stock under the terms of the transferred warrant for the exercises that had previously occurred on March 31, 2017, June 30, 2017 and September 30, 2017. Accordingly, on June 6, 2018, an aggregate of 176,488 shares of Company's non-voting common stock owned by Jason Sugarman were canceled and he was issued 176,488 shares of the Company's voting common stock in lieu thereof.

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
On each of December 27, 2017, March 30, 2018 and June 29, 2018, the Company was notified that the living trust for Steven A. Sugarman and his spouse purportedly transferred warrants with respect to 130,000 shares, with a last exercisable date of December 31, 2017, 130,000 shares with a last exercisable date of March 31, 2018 and 130,000 shares with a last exercisable date of June 30, 2018, respectively, to a separate entity, Sugarman Family Partners. In accordance with the irrevocable election to exercise previously submitted by the living trust for Steven A. Sugarman and his spouse, the Company considered these transferred warrants to have been exercised with respect to 130,000 shares on December 31, 2017, 130,000 shares on March 31, 2018 and 130,000 shares on June 30, 2018, respectively, resulting in the issuance of 77,413, 72,159, and 73,543 shares of the Company's non-voting common stock, respectively, on December 31, 2017, April 2, 2018 and July 2, 2018, respectively. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.49 per share, $8.44 per share and $8.38 per share, respectively. As a result of these exercises, none of these warrants remain outstanding.
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

	June 30, 2018			December 31, 2017
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series C 8.00% non-cumulative perpetual	40,250	$40,250	$37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	280,250	$280,250	$269,071	280,250	$280,250	$269,071

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$(11,542)	$(9,702)	$5,227	$(9,042)
Unrealized gain (loss) arising during the period	(10,796)	10,923	(30,478)	13,149
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	21,990	—	21,990
Reclassification adjustment from other comprehensive income	(278)	(1,099)	(5,519)	(4,455)
Tax effect of current period changes	3,246	(13,231)	10,904	(12,761)
Total changes, net of taxes	(7,828)	18,583	(25,093)	17,923
Reclassification of stranded tax effects to retained earnings	—	—	496	—
Balance at end of period	$(19,370)	$8,881	$(19,370)	$8,881

NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Banc of California, Inc.
Total risk-based capital	$1,007,444	14.71%	$547,802	8.00%	N/A	N/A
Tier 1 risk-based capital	946,735	13.83%	410,852	6.00%	N/A	N/A
Common equity tier 1 capital	677,664	9.90%	308,139	4.50%	N/A	N/A
Tier 1 leverage	946,735	9.30%	407,033	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,136,016	16.63%	$546,541	8.00%	$683,176	10.00%
Tier 1 risk-based capital	1,075,307	15.74%	409,906	6.00%	546,541	8.00%
Common equity tier 1 capital	1,075,307	15.74%	307,429	4.50%	444,065	6.50%
Tier 1 leverage	1,075,307	10.58%	406,411	4.00%	508,014	5.00%
December 31, 2017
Banc of California, Inc.
Total risk-based capital	$1,002,200	14.56%	$550,499	8.00%	N/A	N/A
Tier 1 risk-based capital	949,151	13.79%	412,874	6.00%	N/A	N/A
Common equity tier 1 capital	682,539	9.92%	309,656	4.50%	N/A	N/A
Tier 1 leverage	949,151	9.39%	404,339	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,131,057	16.56%	$546,359	8.00%	$682,949	10.00%
Tier 1 risk-based capital	1,078,008	15.78%	409,769	6.00%	546,359	8.00%
Common equity tier 1 capital	1,078,008	15.78%	307,327	4.50%	443,917	6.50%
Tier 1 leverage	1,078,008	10.67%	404,060	4.00%	505,074	5.00%
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
During the three months ended June 30, 2018 and 2017, the Company received a return of capital of $1.0 million and funded $13 thousand, respectively, from and into these partnerships and recognized a loss on investment of $1.8 million and $9.8 million, respectively, through its HLBV application. During the six months ended June 30, 2018 and 2017, the Company received a return of capital of $1.0 million and funded $30.9 million, respectively, from and into these partnerships and recognized a loss on investment of $1.8 million and $18.4 million, respectively, through its HLBV application. As a result, the balance of these investments was $44.8 million and $37.6 million, respectively, at June 30, 2018 and 2017. From an income tax benefit perspective, the Company recognized investment tax credits of $1.9 million and $15.7 million, respectively, during the three months ended June 30, 2018 and 2017, and $9.2 million and $24.5 million, respectively, during the six months ended June 30, 2018 and 2017, as well as income tax benefits relating to the recognition of its loss through its HLBV application during these periods.
During the year ended December 31, 2017, the Company completed the funding on one of its two investments. While the Company had committed $100.0 million to the investment, the amount that was drawn down and funded by the Company was $62.8 million and the remaining $37.2 million of the commitment was canceled. During the three months ended June 30, 2018, the Company reached the completion deadline of its remaining investment. While the Company had committed $100.0 million to the investment, the amount that was drawn down and funded by the Company was $49.9 million, of which $1.0 million was unused and returned to the Company, and the remaining $50.1 million of commitment was canceled.

The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017
Cash	$8,022	$16,518
Equipment, net of depreciation	265,752	246,297
Other assets	3,262	2,444
Total unconsolidated assets	$277,036	$265,259
Total unconsolidated liabilities	$6,073	$7,181
Maximum loss exposure	$44,806	$98,910
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $44.8 million, which was the investment balance of $44.8 million at June 30, 2018.
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
At June 30, 2018 and December 31, 2017, the Company had a total investment in qualified affordable housing projects of $21.0 million and $22.0 million, respectively. During the three and six months ended June 30, 2018, the Company funded $1.6 million and $1.6 million, respectively, and recognized proportional amortization expense of $477 thousand and $974 thousand, respectively. The Company has funded $15.3 million of its $29.3 million aggregated funding commitments and had an unfunded commitment of $14.0 million at June 30, 2018. During the three and six months ended June 30, 2017, the Company funded $2.0 million into qualified affordable housing projects and recognized proportional amortization expense of $604 thousand and $727 thousand, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $466 thousand and $432 thousand, respectively, during the three months ended June 30, 2018 and 2017, and $941 thousand and $539 thousand, respectively, during the six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, the maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $21.0 million and $22.0 million, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax Benefit in the Consolidated Statements of Operations.
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

NOTE 18 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$13,709	$145	$13,854	$20,713	$215	$20,928
Less: income allocated to participating securities	(85)	(1)	(86)	—	—	—
Less: participating securities dividends	(201)	(2)	(203)	(402)	(4)	(406)
Less: preferred stock dividends	(5,059)	(54)	(5,113)	(10,121)	(105)	(10,226)
Income from continuing operations allocated to common stockholders	8,364	88	8,452	10,190	106	10,296
Income from discontinued operations	916	10	926	2,385	25	2,410
Net income allocated to common stockholders	$9,280	$98	$9,378	$12,575	$131	$12,706
Weighted average common shares outstanding	50,062,442	530,987	50,593,429	50,072,385	519,610	50,591,995
Dilutive effects of stock units	211,380	—	211,380	153,029	—	153,029
Dilutive effects of stock options	40,561	—	40,561	44,082	—	44,082
Dilutive effects of warrants	73,721	—	73,721	111,781	—	111,781
Average shares and dilutive common shares	50,388,104	530,987	50,919,091	50,381,277	519,610	50,900,887
Basic earnings per common share
Income from continuing operations	$0.17	$0.17	$0.17	$0.20	$0.20	$0.20
Income from discontinued operations	0.02	0.02	0.02	0.05	0.05	0.05
Net income	$0.19	$0.19	$0.19	$0.25	$0.25	$0.25
Diluted earnings per common share
Income from continuing operations	$0.16	$0.17	$0.16	$0.20	$0.20	$0.20
Income from discontinued operations	0.02	0.02	0.02	0.05	0.05	0.05
Net income	$0.18	$0.19	$0.18	$0.25	$0.25	$0.25
For the three and six months ended June 30, 2018, there were 38,836 and 222,431 stock units, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive. There were no stock options that were anti-dilutive. For the three and six months ended June 30, 2017, there were 44,875 and 49,946 stock units, respectively, and 120,000 and 229,923 stock options, respectively, that were anti-dilutive.

The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$15,054	$84	$15,138	$24,396	$118	$24,514
Less: income allocated to participating securities	(12)	—	(12)	(174)	(1)	(175)
Less: participating securities dividends	(201)	(1)	(202)	(403)	(2)	(405)
Less: preferred stock dividends	(5,085)	(28)	(5,113)	(10,177)	(49)	(10,226)
Income from continuing operations allocated to common stockholders	9,756	55	9,811	13,642	66	13,708
Income from discontinued operations	(2,865)	(16)	(2,881)	4,920	24	4,944
Net income allocated to common stockholders	$6,891	$39	$6,930	$18,562	$90	$18,652
Weighted average common shares outstanding	50,010,943	278,647	50,289,590	49,817,624	240,916	50,058,540
Dilutive effects of stock units	42,756	—	42,756	68,664	—	68,664
Dilutive effects of stock options	226,603	—	226,603	207,397	—	207,397
Dilutive effects of warrants	383,375	—	383,375	401,497	—	401,497
Average shares and dilutive common shares	50,663,677	278,647	50,942,324	50,495,182	240,916	50,736,098
Basic earnings per common share
Income from continuing operations	$0.20	$0.20	$0.20	$0.27	$0.27	$0.27
Income from discontinued operations	(0.06)	(0.06)	(0.06)	0.10	0.10	0.10
Net income	$0.14	$0.14	$0.14	$0.37	$0.37	$0.37
Diluted earnings per common share
Income from continuing operations	$0.20	$0.20	$0.20	$0.27	$0.27	$0.27
Income from discontinued operations	(0.06)	(0.06)	(0.06)	0.10	0.10	0.10
Net income	$0.14	$0.14	$0.14	$0.37	$0.37	$0.37

For the three and six months ended June 30, 2017, there were 44,875 and 49,946 stock units, respectively, and 120,000 and 229,923 stock options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	June 30, 2018		December 31, 2017
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$1,345	$320,865	$1,851	$335,654
Unused lines of credit	1,754	1,213,416	19,085	1,309,170
Letters of credit	1,044	9,888	1,050	12,976

(1)	Includes no commitments to extend credit related to discontinued operations at June 30, 2018 and December 31, 2017.
Commitments to make loans are generally made for periods of 30 days or less.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of June 30, 2018, the Bank has paid $12.7 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.3 million as of June 30, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 22 for additional information.
The Company had unfunded commitments of $14.0 million, $10.7 million, and $501 thousand for Affordable Housing Fund Investment, Small Business Investment Company (SBIC), and Other Investments at June 30, 2018, respectively.

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
On June 26, 2018, the Company announced a reduction in force to the Company’s workforce by approximately 9% of total staffing. In addition, the Company expects to reduce the use of third party advisors during the third quarter of 2018, with each of these actions intended to align the Company’s cost structure with its focused commercial banking platform. The plan is expected to be substantially completed by the end of the third quarter of 2018 and fully completed during the fourth quarter of 2018. The Company incurred one-time severance-related costs in the second quarter of 2018 of $4.0 million, pre-tax, related to the reduction in force. Additional one-time severance costs may be recognized in the third and fourth quarters of 2018 from executing the plan.
The Company had outstanding unpaid accrued liabilities of $2.7 million and $202 thousand, respectively, at June 30, 2018 and December 31, 2017. The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the three and six months ended June 30, 2018:

	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
As of or For the Three Months Ended June 30, 2018
Balance at beginning of period				$161
Accrual:
Severance and other employee related costs	$3,983	$—	$3,983	3,983
Total	$3,983	$—	$3,983	3,983
Payments:
Severance and other employee related costs				(1,463)
Total				$(1,463)
Balance at end of period				$2,681
As of or For the Six Months Ended June 30, 2018
Balance at beginning of period				$202
Accrual:
Severance and other employee related costs	$3,983	$—	$3,983	3,983
Total	$3,983	$—	$3,983	3,983
Payments:
Severance and other employee related costs				(1,504)
Total				$(1,504)
Balance at end of period				$2,681

The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the three and six months ended June 30, 2017:

	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
As of or For the Three Months Ended June 30 2017
Balance at beginning of period				$7,002
Accrual:
Severance and other employee related costs	$82	$297	$379	379
Total	$82	$297	$379	379
Payments:
Severance and other employee related costs				(5,799)
Other restructuring expense				(895)
Total				$(6,694)
Balance at end of period				$687
As of or For the Six Months Ended June 30, 2017
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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Noninterest Income
In scope of Topic 606
Deposit Service Fees	$708	$726	$1,486	$1,482
Debit Card Fees	177	486	402	927
Investment Commissions	619	383	942	833
Other	—	82	155	159
Noninterest Income (in-scope of Topic 606)	1,504	1,677	2,985	3,401
Noninterest Income (out-of-scope of Topic 606)	6,557	4,030	13,658	17,209
Total Noninterest Income	$8,061	$5,707	$16,643	$20,610
The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances. As of June 30, 2018, the Company did not capitalize any contract acquisition costs.

NOTE 22 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests and to the Bank's affiliated entities. Excluding the loan amounts described in detail below, loans outstanding to persons who were executive officers and directors during the six months ended June 30, 2018 and the year ended December 31, 2017 and their related interests as well as to the Bank's affiliated entities amounted to $0 and $249 thousand, respectively, at June 30, 2018 and December 31, 2017, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.
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
Deposits from executive officers, directors, and their related interests and the Bank's affiliated entities amounted to $12.4 million and $2.2 million at June 30, 2018 and December 31, 2017, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
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
During the six months ended June 30, 2018, indemnification costs paid by the Company included $272 thousand incurred by director Halle J. Benett; $272 thousand incurred by director Jonah F. Schnel; and $272 thousand incurred by director Robert Sznewajs. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the six months ended June 30, 2018
During the year ended December 31, 2017, indemnification costs paid by the Company included $501 thousand incurred by the Company's General Counsel Emeritus John Grosvenor. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the year ended December 31, 2017.
During the year ended December 31, 2016, no indemnification costs were paid by the Company on behalf of its current executive officers and directors. For indemnification costs paid for former executive officers and former directors during the six months ended June 30, 2018, and the years ended December 31, 2017 and 2016, see Transactions with Former Related Parties below.
Company’s Sale of Shares to and Purchase of Shares from SECT. As reported in a Schedule 13G filed with the SEC on February 13, 2017, Evercore Trust Company, as trustee of the SECT (which was later succeeded as trustee by Newport Trust Company, N.A.), beneficially owned 2,500,000 shares of the Company’s voting common stock as of December 31, 2016, which Evercore Trust Company stated represented more than 5 percent of the total number of shares of the Company’s voting common stock outstanding as of that date. These shares were sold by the Company to the SECT on August 3, 2016 when the Company originally established the SECT. On December 28, 2017, in order to effectuate the early termination of the SECT, the Company purchased the 2,500,000 shares of voting common stock held by the SECT, as more fully described in Note 15. As reported in an amendment to the Schedule 13-G/A filed with the SEC on February 2, 2018, Evercore Trust Company reported that as of December 31, 2017, it no longer beneficially owned shares of the Company’s voting common stock.

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
Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the six months ended June 30, 2018 and the year ended December 31, 2017, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $32.5 million and $94.7 million, respectively. The amount outstanding as of June 30, 2018 and December 31, 2017 was $0 and $23.6 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six-month LIBOR rate plus a margin. $203.4 million and $600.4 million in principal, respectively, and $357 thousand and $1.1 million in interest, respectively, was paid by Sabal on the facility to the Bank during the six months ended June 30, 2018 and the year ended December 31, 2017.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016, and also acted as financial advisor for the Company's sale of its Commercial Equipment Finance Division in 2016. Halle J. Benett, a director of the Company and the Bank, was employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. until August 31, 2016 and is entitled to receive compensation for certain deals that close subsequent to August 31, 2016 that he originated or actively managed (none involving the Company or the Bank). In addition, Mr. Benett agreed to provide unpaid consulting services to Keefe, Bruyette & Woods, Inc., for a small number of transactions (none involving the Company or the Bank) through December 31, 2016.
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

•
The Company agreed to conduct a search for two additional independent directors in collaboration with the Legion Group. In accordance with this provision, following a search initiated by the Company Board and (following entry into the Legion Group Cooperation Agreement) conducted in consultation with Legion Group, the Company Board appointed Mary A. Curran and Bonnie G. Hill as new independent directors, for terms that became effective on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran is serving as a Class I director, for a term to expire at the Company’s 2019 Annual Meeting of Stockholders. Dr. Hill's initial term as a director expired at the Company's 2018 Annual Meeting of Stockholders, at which she was re-elected for a one-year term to expire at the Company’s 2019 Annual Meeting of Stockholders. Simultaneously with the effectiveness of their appointment to the Company Board, each of Ms. Curran and Dr. Hill was appointed as a director of the Bank.

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
Director. On February 9, 2017, Mr. Wycoff was appointed to the Boards of Directors of the Company and the Bank, which appointment became effective on February 16, 2017. Mr. Wycoff was appointed as a Class III director of the Company, for an initial term that expired at the Company’s 2018 Annual Meeting of Stockholders, at which Mr. Wycoff was re-elected for a one-year term to expire at the Company’s 2019 Annual Meeting of Stockholders.
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
During the six months ended June 30, 2018, indemnification costs paid by the Company included $2.0 million incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $135 thousand, incurred by the Bank’s former Management Vice Chair Jeffrey T. Seabold; $287 thousand incurred by the Bank’s former director Cynthia Abercrombie; and $272 thousand incurred by the Company’s former director Jeffrey Karish. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the six months ended June 30, 2018.

During the year ended December 31, 2017 (excluding indemnification costs paid in January 2017), indemnification costs paid by the Company included $3.0 million incurred by Mr. Sugarman; $1.4 million incurred by Mr. Seabold; $631 thousand jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; and $509 thousand incurred by the Company’s former director Chad Brownstein. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the year ended December 31, 2017 (excluding fees paid in January 2017)
For the year ended December 31, 2016, indemnification costs incurred under the arrangement described above (which were paid in January 2017) included $573 thousand incurred by Mr. Sugarman; and $135 thousand incurred jointly by Messrs. Turner and McKinney. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the year ended December 31, 2016 (which were paid in January 2017).
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
Banc of California Stadium Naming Rights and Sponsorship and Los Angeles Football Club Loans. Effective August 8, 2016, the Bank provided $40.3 million out of a $145.0 million committed construction line of credit (the Stadco Loan) to LAFC Stadium Co, LLC (Stadco) for the construction of a soccer-specific stadium for the LAFC in Los Angeles, California as well as to fund the interest and fees that become due under the Stadco Loan. LAFC is a Major League Soccer expansion franchise that debuted at the beginning of 2018. Also effective August 8, 2016, the Bank provided $9.7 million out of a $35.0 million committed senior secured line of credit (the Team Loan) to LAFC Sports, LLC (Team) to fund distributions to LAFC Partners, LLLP (Holdco) that will be used for stadium construction, funding interest and fees that become due under such Team Loan and to pay all other fees, costs and expenses payable by the Team in connection with project costs related to the stadium construction.
All of the outstanding equity interests in Stadco and Team are held by Holdco, and Holdco serves as sole guarantor of the Team Loan described above. At the time the Stadco Loan and Team Loan were underwritten, minority limited partnership interests in Holdco were held by, among others: (i) Jason Sugarman, who is the brother of the Company’s and the Bank’s then- (now former) Chairman, President and Chief Executive Officer, Steven A. Sugarman; and (ii) Jason Sugarman’s father-in-law, who served during 2016 (and may continue to serve) as Executive Chairman and a member of Holdco’s board of directors, which was (and may continue to be) appointed by Holdco’s general partner and primarily functions in an advisory capacity. The foregoing statements are based primarily on information provided to the Company by Holdco through its legal counsel.
As of June 30, 2018 and December 31, 2017, there were $33.6 million and $23.3 million outstanding advances, respectively, by the Bank under the Stadco Loan. During the six months ended June 30, 2018 and the year ended December 31, 2017, the largest amount of principal outstanding under the Stadco Loan was $33.8 million and $23.5 million, respectively. The Bank collected $59 thousand and $295 thousand, respectively, in unused loan fees during six months ended June 30, 2018 and the year ended December 31, 2017. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the six months ended June 30, 2018 and the year ended December 31, 2017, $365 thousand and $325 thousand interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.

As of June 30, 2018 and December 31, 2017, there were $8.0 million and $5.4 million outstanding advances, respectively, by the Bank under the Team Loan. During the six months ended June 30, 2018 and the year ended December 31, 2017, the largest aggregate amount of principal outstanding under the Team Loan was $8.0 million and $5.5 million, respectively. The Bank collected $19 thousand and $140 thousand, respectively, in unused loan fees during the six months ended June 30, 2018 and the year ended December 31, 2017. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the six months ended June 30, 2018 and the year ended December 31, 2017, $94 thousand and $83 thousand interest, respectively, was paid by Team to the Bank on the Team Loan.
Team obtained a corporate credit card with a $100 thousand line of credit from a third party unaffiliated with the Bank. Effective November 24, 2017, the Bank provided a guaranty for the card by obtaining a standby letter of credit issued by another institution unaffiliated with the Bank in the amount of $100 thousand for the benefit the issuer of the credit card. This letter of credit had not been drawn upon as of June 30, 2018.
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
The LAFC Agreements provide that, during the LAFC Term, the Bank has the exclusive right to name the Banc of California Stadium and has the right to be the exclusive provider of financial services to (and the exclusive financial services sponsor of) the Team and Stadco. In connection with its right to name the Banc of California Stadium, the Bank receives, among other rights, signage (including prominent exterior signage) and related branding rights throughout the exterior and interior of the Banc of California Stadium facility (including exclusive branding rights within certain designated areas and venues within the facility), receives the right to locate a Bank branch within the Banc of California Stadium facility, receives the exclusive right to install and operate ATMs in the Banc of California Stadium facility, and receives the exclusive right to process payments and provide other financial services (with certain exceptions) throughout the facility. In addition, the Bank receives suite access for LAFC and certain other events held at the Banc of California Stadium and receives certain hospitality, event, media and other rights ancillary to its naming rights relating to the Banc of California Stadium and its sponsorship rights relating to the Team. In conjunction with the LAFC Agreements, the Company decreased its other planned marketing and sponsorship expenses.
In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank (i) paid the Team $10.0 million on March 31, 2017 and (ii) has agreed to pay the following annual aggregate amounts: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising expense beginning in 2018. During the six months ended June 30, 2018, the Bank paid $2.7 million for the Team's 2018 MLS season and the related advertising and promotion expense recorded was $3.3 million. As of June 30, 2018, the Bank has paid $12.7 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.3 million as of June 30, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
As of June 30, 2018 and December 31, 2017, the various entities affiliated with LAFC held $22.8 million and $33.1 million, respectively, of deposits at the Bank.
Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP from April 1, 2017 to June 30, 2018. Michelman & Robinson, LLP previously had three outstanding letters of credit with the Bank, which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. All three letters of credit were canceled in February 2018, and none were drawn upon as of December 31, 2017 or subsequent to that date. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.

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

NOTE 23 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of June 30, 2018, the Company accrued $1.1 million for various litigations filed against the Company and the Bank.
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
On September 26, 2017, a shareholder derivative action was filed in the United States District Court for the Central District of California against four of the Company’s directors alleging that they breached their fiduciary duties to the Company. In that action, the Company was a nominal defendant. The complaint sought monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that this failure requires dismissal of the action. The Company filed a motion to dismiss on those grounds. Rather than oppose the Company’s motion, plaintiff elected to file an amended complaint. The amended complaint was filed on February 6, 2018, which added Richard J. Lashley, Doug H. Bowers and John Grosvenor as individual defendants, and which added purported claims for gross negligence and unjust enrichment. The Company filed a motion to dismiss the amended complaint, which was set for hearing on June 18, 2018.The district court granted the Company’s motion to dismiss, and the plaintiff dismissed the action on June 22, 2018.
On September 5, 2017, Jeffrey T. Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court against the Company and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleged that he was constructively terminated as a Company and Bank employee and sought in excess of $5 million in damages. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was executed on February 14, 2018. The settlement did not have a material adverse effect on our financial condition, results of operations or liquidity. For additional information, including the terms of the settlement agreement, see Note 22.
NOTE 24 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on June 30, 2018 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.
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
Recent Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update require lessees to recognize the assets and liabilities that arise from leases, as well as define classification criteria for distinguishing between financing leases and operating leases. For financing leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize interest on the lease liability in the statement of comprehensive income, and classify the principal portion of the lease liability within financing activities and payments of interest within operating activities in the statement of cash flows. For operating leases with terms of more than 12 months, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize a single lease cost calculated so that the cost of the lease is allocated over lease term on a straight line basis, and classify all cash payments as operating activities in the statement of cash flows. Lessor accounting is largely unchanged, but does align the transfer of control principle for a sale in Topic 606 to leases. For example, whether a lease is similar to a sale of the underlying asset depends on whether the lessee, in effect, obtains control of the underlying asset as a result of the lease. This Update was further amended by ASU 2018-11 to provide lessors with a practical expedient, by class of underlying asset, to combine nonlease components with the associated lease component, provided that the nonlease components would otherwise be accounted for under the new revenue guidance in ASC 606 and certain conditions are met. For public business entities, this Update, as amended by ASU 2017-13 and ASU 2018-11, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. Entities are required to adopt the new leases standard either by using a modified retrospective transition method at the beginning of the earliest period presented in the financial statements or by applying the transition requirements in ASC 842 on its effective date, as amended by ASU 2018-11. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
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

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Selected financial condition data:
Total assets	$10,319,280	$10,365,768	$10,319,280	$10,365,768
Cash and cash equivalents	385,691	511,190	385,691	511,190
Loans and leases receivable, net	6,979,326	5,913,952	6,979,326	5,913,952
Loans held-for-sale	13,753	278,824	13,753	278,824
Other real estate owned, net	710	3,267	710	3,267
Securities available-for-sale	2,297,124	2,915,103	2,297,124	2,915,103
Bank owned life insurance	105,917	103,709	105,917	103,709
Time deposits in financial institutions	—	1,000	—	1,000
FHLB and other bank stock	75,737	63,438	75,737	63,438
Assets of discontinued operations	26,415	164,152	26,415	164,152
Deposits	7,135,794	8,044,911	7,135,794	8,044,911
Total borrowings	1,978,017	1,096,032	1,978,017	1,096,032
Liabilities of discontinued operation	—	17,229	—	17,229
Total stockholders' equity	988,688	1,006,292	988,688	1,006,292
Selected operations data:
Total interest and dividend income	$105,185	$96,440	$203,892	$195,282
Total interest expense	32,421	20,940	59,690	39,301
Net interest income	72,764	75,500	144,202	155,981
Provision for loan and lease losses	2,653	2,503	22,152	5,086
Net interest income after provision for loan and lease losses	70,111	72,997	122,050	150,895
Total noninterest income	8,061	5,707	16,643	20,610
Total noninterest expense	62,539	76,319	122,339	166,215
Income from continuing operations before income taxes	15,633	2,385	16,354	5,290
Income tax expense (benefit)	1,779	(12,753)	(4,574)	(19,224)
Income from continuing operations	13,854	15,138	20,928	24,514
Income (loss) from discontinued operations before income taxes	1,281	(4,991)	3,325	8,357
Income tax expense (benefit)	355	(2,110)	915	3,413
Income (loss) from discontinued operations	926	(2,881)	2,410	4,944
Net income	14,780	12,257	23,338	29,458
Dividends paid on preferred stock	5,113	5,113	10,226	10,226
Net income available to common stockholders	9,667	7,144	13,112	19,232
Basic earnings per total common share
Income from continuing operations	$0.17	$0.20	$0.20	$0.27
Income (loss) from discontinued operations	$0.02	$(0.06)	$0.05	$0.10
Net income	$0.19	$0.14	$0.25	$0.37
Diluted earnings per total common share
Income from continuing operations	$0.16	$0.20	$0.20	$0.27
Income (loss) from discontinued operations	$0.02	$(0.06)	$0.05	$0.10
Net income	$0.18	$0.14	$0.25	$0.37
Performance ratios of consolidated operations: (1)
Return on average assets	0.58%	0.46%	0.46%	0.54%
Return on average equity	5.92%	4.85%	4.66%	5.89%
Return on average tangible common equity (2)	6.03%	4.51%	4.18%	6.11%

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Dividend payout ratio (3)	68.42%	92.86%	104.00%	70.27%
Net interest spread	2.75%	2.90%	2.74%	2.97%
Net interest margin (4)	3.01%	3.09%	3.00%	3.14%
Ratio of noninterest expense to average total assets	2.45%	3.68%	2.41%	4.11%
Efficiency ratio (5)	76.17%	100.10%	74.52%	92.25%
Efficiency ratio, as adjusted (2), (5)	73.50%	80.51%	69.41%	79.51%
Average interest-earning assets to average interest-bearing liabilities	119.73%	123.21%	120.57%	122.28%
Asset quality ratios:
ALLL	$56,678	$42,385	$56,678	$42,385
Non-performing loans and leases	22,290	9,064	22,290	9,064
Non-performing assets	23,000	12,331	23,000	12,331
Non-performing assets to total assets	0.22%	0.12%	0.22%	0.12%
ALLL to non-performing loans and leases	254.28%	467.62%	254.28%	467.62%
ALLL to total loans and leases	0.81%	0.71%	0.81%	0.71%
Capital Ratios:
Average equity to average assets	9.78%	9.48%	9.86%	9.21%
Total stockholders' equity to total assets	9.58%	9.71%	9.58%	9.71%
Tangible common equity to tangible assets (2)	6.57%	6.68%	6.57%	6.68%
Book value per common share	$14.24	$14.64	$14.24	$14.64
Tangible common equity (TCE) per common share (2)	13.35	13.68	13.35	13.68
Book value per common share and per common share issuable under purchase contracts	14.24	14.64	14.24	14.64
TCE per common share and per common share issuable under purchase contracts (2)	13.35	13.68	13.35	13.68
Banc of California, Inc.
Total risk-based capital ratio	14.71%	14.39%	14.71%	14.39%
Tier 1 risk-based capital ratio	13.83%	13.72%	13.83%	13.72%
Common equity tier 1 capital ratio	9.90%	9.83%	9.90%	9.83%
Tier 1 leverage ratio	9.30%	8.93%	9.30%	8.93%
Banc of California, NA
Total risk-based capital ratio	16.63%	16.13%	16.63%	16.13%
Tier 1 risk-based capital ratio	15.74%	15.45%	15.74%	15.45%
Common equity tier 1 capital ratio	15.74%	15.45%	15.74%	15.45%
Tier 1 leverage ratio	10.58%	10.05%	10.58%	10.05%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See Non-GAAP Financial Measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Average total stockholders' equity	$1,000,856	$1,014,267	$1,010,355	$1,008,060
Less average preferred stock	(269,071)	(269,071)	(269,071)	(269,071)
Less average goodwill	(37,144)	(37,144)	(37,144)	(38,177)
Less average other intangible assets	(8,110)	(11,808)	(8,539)	(12,495)
Average tangible common equity	$686,531	$696,244	$695,601	$688,317

Net income	$14,780	$12,257	$23,338	$29,458
Less preferred stock dividends	(5,113)	(5,113)	(10,226)	(10,226)
Add amortization of intangible assets	827	1,056	1,670	2,146
Add impairment on intangible assets	—	—	—	336
Less tax effect on amortization and impairment of intangible assets	(174)	(370)	(351)	(869)
Adjusted net income	$10,320	$7,830	$14,431	$20,845

Return on average equity	5.92%	4.85%	4.66%	5.89%
Return on average tangible common equity	6.03%	4.51%	4.18%	6.11%

Statutory tax rate utilized for calculating tax effect on amortization and impairment of intangible assets	21.00%	35.00%	21.00%	35.00%

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Noninterest expense	$62,554	$98,216	$122,366	$222,831
Loss on investments in alternative energy partnerships	(1,808)	(9,761)	(1,774)	(18,443)
Total adjusted noninterest expense	$60,746	$88,455	$120,592	$204,388
Net interest income	$72,953	$78,296	$144,577	$162,043
Noninterest income	9,168	19,817	19,620	79,521
Total revenue	82,121	98,113	164,197	241,564
Tax credit from investments in alternative energy partnerships	1,912	15,681	9,235	24,510
Deferred tax expense on investments in alternative energy partnerships	(211)	(2,744)	(980)	(4,289)
Tax effect on tax credit and deferred tax expense	631	8,584	3,053	13,724
Loss on investments in alternative energy partnerships	(1,808)	(9,761)	(1,774)	(18,443)
Total pre-tax adjustments for investments in alternative energy partnerships	524	11,760	9,534	15,502
Total adjusted revenue	$82,645	$109,873	$173,731	$257,066
Efficiency ratio	76.17%	100.10%	74.52%	92.25%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	73.50%	80.51%	69.41%	79.51%
Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	27.07%	39.89%	27.00%	40.43%
Tangible Common Equity to Tangible Assets and Tangible Common Equity Per Common Share and Per Common Share Issuable under Purchase Contracts

	June 30,
($ in thousands)	2018	2017
Total stockholders' equity	$988,688	$1,006,292
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(7,683)	(11,135)
Less preferred stock	(269,071)	(269,071)
Tangible common equity	$674,790	$688,942
Total assets	$10,319,280	$10,365,768
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(7,683)	(11,135)
Tangible assets	$10,274,453	$10,317,489
Total stockholders' equity to total assets	9.58%	9.71%
TCE to tangible assets	6.57%	6.68%
Common shares outstanding	50,142,955	49,991,395
Class B non-voting non-convertible common shares outstanding	403,778	355,173
Total common shares outstanding	50,546,733	50,346,568
Total common shares outstanding and shares issuable under purchase contracts	50,546,733	50,346,568
Book value per common share	$14.24	$14.64
TCE per common share	$13.35	$13.68
Book value per common share and per common share issuable under purchase contracts	$14.24	$14.64
TCE per common share and per common share issuable under purchase contracts	$13.35	$13.68

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
Financial Highlights
For the three months ended June 30, 2018 and 2017, net income from continuing operations was $13.9 million and $15.1 million, respectively. Diluted earnings from continuing operations per total common share were $0.16 and $0.20, respectively, for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, net income from continuing operations was $20.9 million and $24.5 million, respectively. Diluted earnings from continuing operations per total common share were $0.20 and $0.27, respectively, for the six months ended June 30, 2018 and 2017. The decrease in net income from continuing operations for the three months ended June 30, 2018 compared to same period last year was due mainly to a decrease in net interest income and income tax benefit, partially offset by an increase in noninterest income and a decrease in noninterest expense. The decrease in net income from continuing operations for the six months ended June 30, 2018 compared to same period last year was due mainly to decreases in net interest income, noninterest income and income tax benefit and an increase in provision for loan losses, partially offset by a decrease in noninterest expense.
Total assets were $10.32 billion at June 30, 2018, a decrease of $8.6 million from $10.33 billion at December 31, 2017. The decrease was mainly due to decreases in investment securities, loans held-for-sale, servicing rights and assets in discontinued operations, partially offset by an increase in loans and leases held-for-investment.
Significant financial highlights include:

•
Securities available-for-sale were $2.30 billion at June 30, 2018, a decrease of $278.3 million, or 10.8 percent, from $2.58 billion at December 31, 2017. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration of the portfolio as a result of selling longer-duration corporate debt securities. The proceeds from such sales were primarily used to fund loan originations.

•
Loans and leases receivable, net of ALLL, were $6.98 billion at June 30, 2018, an increase of $369.3 million, or 5.6 percent, from $6.61 billion at December 31, 2017. The increase was due mainly to originations during the six months ended June 30, 2018, partially offset by an increase of $7.3 million in the ALLL.

•
Total deposits were $7.14 billion at June 30, 2018, a decrease of $157.1 million, or 2.2 percent, from $7.29 billion at December 31, 2017. The Company reduced its reliance on high-rate and high-volatility deposits and brokered deposits by replacing them with more predictable advances from FHLB and increasing core deposits to fund new loan originations.

RESULTS OF OPERATIONS
Condensed Statements of Continuing Operations, Discontinued Operations and Consolidated Operations
The following table presents condensed statements of continuing operations, discontinued operations and consolidated operations for the period indicated:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in thousands)	Continuing Operations	Discontinued Operations	Consolidated Operations	Continuing Operations	Discontinued Operations	Consolidated Operations
Interest and dividend income	$105,185	$189	$105,374	$203,892	$375	$204,267
Interest expense	32,421	—	32,421	59,690	—	59,690
Net interest income	72,764	189	72,953	144,202	375	144,577
Provision for loan and lease losses	2,653	—	2,653	22,152	—	22,152
Noninterest income	8,061	1,107	9,168	16,643	2,977	19,620
Noninterest expense	62,539	15	62,554	122,339	27	122,366
Income from continuing operations before income taxes	15,633	1,281	16,914	16,354	3,325	19,679
Income tax expense (benefit)	1,779	355	2,134	(4,574)	915	(3,659)
Net income	$13,854	$926	$14,780	$20,928	$2,410	$23,338

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$7,055,079	$81,496	4.63%	$6,639,666	$72,457	4.38%
Securities	2,279,416	21,455	3.78%	3,004,551	24,996	3.34%
Other interest-earning assets (2)	392,342	2,423	2.48%	517,349	1,783	1.38%
Total interest-earning assets	9,726,837	105,374	4.35%	10,161,566	99,236	3.92%
ALLL	(54,903)			(42,896)
BOLI and non-interest earning assets (3)	565,224			578,333
Total assets	$10,237,158			$10,697,003
Interest-bearing liabilities:
Savings	$1,055,693	3,886	1.48%	$1,002,797	2,262	0.90%
Interest-bearing checking	1,822,856	4,182	0.92%	2,013,751	3,609	0.72%
Money market	1,134,280	3,689	1.30%	2,359,173	5,482	0.93%
Certificates of deposit	2,079,932	8,558	1.65%	1,606,270	3,589	0.90%
Total interest-bearing deposits	6,092,761	20,315	1.34%	6,981,991	14,942	0.86%
FHLB advances	1,827,307	9,539	2.09%	990,780	2,774	1.12%
Securities sold under repurchase agreements	29,907	211	2.83%	34,298	180	2.11%
Long term debt and other interest-bearing liabilities	174,296	2,356	5.42%	240,201	3,044	5.08%
Total interest-bearing liabilities	8,124,271	32,421	1.60%	8,247,270	20,940	1.02%
Noninterest-bearing deposits	1,004,502			1,261,338
Non-interest-bearing liabilities	107,529			174,128
Total liabilities	9,236,302			9,682,736
Total stockholders’ equity	1,000,856			1,014,267
Total liabilities and stockholders’ equity	$10,237,158			$10,697,003
Net interest income/spread		$72,953	2.75%		$78,296	2.90%
Net interest margin (4)			3.01%			3.09%

(1)
Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net accretion of deferred loan fees and costs of $106 thousand and $372 thousand and accretion of discount on purchased loans of $552 thousand and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $105.6 million and $103.3 million for the three months ended June 30, 2018 and 2017, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$6,930,867	$156,594	4.56%	$6,711,938	$145,230	4.36%
Securities	2,401,639	43,086	3.62%	3,189,596	52,235	3.30%
Other interest-earning assets (2)	399,662	4,587	2.31%	508,784	3,879	1.54%
Total interest-earning assets	9,732,168	204,267	4.23%	10,410,318	201,344	3.90%
ALLL	(52,095)			(42,095)
BOLI and non-interest earning assets (3)	570,050			573,323
Total assets	$10,250,123			$10,941,546
Interest-bearing liabilities:
Savings	$1,055,516	7,186	1.37%	$1,022,305	4,555	0.90%
Interest-bearing checking	1,899,085	8,291	0.88%	2,011,303	7,023	0.70%
Money market	1,105,359	6,523	1.19%	2,546,452	10,173	0.81%
Certificates of deposit	1,993,723	15,110	1.53%	1,770,916	7,151	0.81%
Total interest-bearing deposits	6,053,683	37,110	1.24%	7,350,976	28,902	0.79%
FHLB advances	1,769,520	16,931	1.93%	902,105	4,197	0.94%
Securities sold under repurchase agreements	74,477	961	2.60%	18,300	186	2.05%
Long term debt and other interest-bearing liabilities	174,360	4,688	5.42%	242,110	6,016	5.01%
Total interest-bearing liabilities	8,072,040	59,690	1.49%	8,513,491	39,301	0.93%
Noninterest-bearing deposits	1,030,457			1,221,530
Non-interest-bearing liabilities	137,271			198,465
Total liabilities	9,239,768			9,933,486
Total stockholders’ equity	1,010,355			1,008,060
Total liabilities and stockholders’ equity	$10,250,123			$10,941,546
Net interest income/spread		$144,577	2.74%		$162,043	2.97%
Net interest margin (4)			3.00%			3.14%

(1)
Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net accretion of deferred loan fees and costs of $228 thousand and $161 thousand and accretion of discount on purchased loans of $562 thousand and $4.2 million for the six months ended June 30, 2018 and 2017, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $105.3 million and $103.0 million for the three months ended June 30, 2018 and 2017, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs 2017
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans and leases	$4,727	$4,312	$9,039	$4,722	$6,642	$11,364
Securities	(6,555)	3,014	(3,541)	(13,839)	4,690	(9,149)
Other interest-earning assets	(511)	1,151	640	(954)	1,662	708
Total interest and dividend income	$(2,339)	$8,477	$6,138	$(10,071)	$12,994	$2,923
Interest expense:
Savings	$123	$1,501	$1,624	$154	$2,477	$2,631
Interest-bearing checking	(365)	938	573	(414)	1,682	1,268
Money market	(3,479)	1,686	(1,793)	(7,242)	3,592	(3,650)
Certificates of deposit	1,299	3,670	4,969	987	6,972	7,959
FHLB advances	3,340	3,425	6,765	6,077	6,657	12,734
Securities sold under repurchase agreements	(25)	56	31	713	62	775
Long term debt and other interest-bearing liabilities	(881)	193	(688)	(1,789)	461	(1,328)
Total interest expense	12	11,469	11,481	(1,514)	21,903	20,389
Net interest income	$(2,351)	$(2,992)	$(5,343)	$(8,557)	$(8,909)	$(17,466)
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net interest income was $73.0 million for the three months ended June 30, 2018, a decrease of $5.3 million, or 6.8 percent, from $78.3 million for the three months ended June 30, 2017. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities and lower average balances of securities, partially offset by higher average yield from interest-earning assets and lower average balances of interest-bearing deposits.
Interest income on total loans and leases was $81.5 million for the three months ended June 30, 2018, an increase of $9.0 million, or 12.5 percent, from $72.5 million for the three months ended June 30, 2017. The increase in interest income on loans and leases was due to a $415.4 million increase in the average balance of total loans and leases and a 25 basis points (bps) increase in average yield. The increase in average balance was due mainly to increased loan originations, partially offset by sales of seasoned SFR mortgage loan pools during the three months ended September 30, 2017. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by a decrease in seasoned SFR mortgage loan pools, the discounts of which generated additional interest income during the three months ended June 30, 2017.
Interest income on securities was $21.5 million for the three months ended June 30, 2018, a decrease of $3.5 million, or 14.2 percent, from $25.0 million for the three months ended June 30, 2017. The decrease in interest income on securities was due to a $725.1 million decrease in average balance, partially offset by a 44 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities to navigate a volatile rate environment during 2017 and 2018 and remix of our earning assets from investment securities to loans. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.
Dividends and interest income on other interest-earning assets was $2.4 million for the three months ended June 30, 2018, an increase of $640 thousand, or 35.9 percent, from $1.8 million for the three months ended June 30, 2017. The increase in dividends and interest income on other interest-earning assets was due to a 110 bps increase in average yield, partially offset by a $125.0 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits in financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to reduced cash balance from decreases in deposits and an increase in total loans and leases, partially offset by a decrease in securities and increases in other borrowings.

Interest expense on interest-bearing deposits was $20.3 million for the three months ended June 30, 2018, an increase of $5.4 million, or 36.0 percent, from $14.9 million for the three months ended June 30, 2017. The increase in interest expense on interest-bearing deposits was due to a 48 bps increase in average cost, partially offset by a $889.2 million decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to the Company's strategic reduction of brokered and other high-rate and high-volatility deposits.
Interest expense on FHLB advances was $9.5 million for the three months ended June 30, 2018, an increase of $6.8 million, or 243.9 percent, from $2.8 million for the three months ended June 30, 2017. The increase was due mainly to a 97 bps increase in average cost and a $836.5 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to additional term advances, primarily two- to six-year duration, which were obtained as a result of asset and liability management activities to offset the decrease in deposits.
Interest expense on securities sold under repurchase agreements was $211 thousand for the three months ended June 30, 2018, an increase of $31 thousand, from $180 thousand for the three months ended June 30, 2017. The Company utilized an increased amount of repurchase agreements to diversify its funding sources during the three months ended June 30, 2018.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended June 30, 2018, a decrease of $688 thousand, or 22.6 percent, from $3.0 million for the three months ended June 30, 2017. The decrease was mainly due to the maturity of amortizing debt during the three months ended June 30, 2017 and the utilization of a line of credit with an unaffiliated third party financial institution during the three months ended March 31, 2017, which was voluntarily terminated by the Company on June 30, 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net interest income was $144.6 million for the six months ended June 30, 2018, a decrease of $17.5 million, or 10.8 percent, from $162.0 million for the six months ended June 30, 2017. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities and lower average balances of securities and other interest-earning assets, partially offset by higher average yield from interest-earning assets and lower average balances of interest-bearing deposits.
Interest income on total loans and leases was $156.6 million for the six months ended June 30, 2018, an increase of $11.4 million, or 7.8 percent, from $145.2 million for the six months ended June 30, 2017. The increase in interest income on loans and leases was due to a $218.9 million increase in the average balance of total loans and leases and a 20 bps increase in average yield. The increase in average balance was due mainly to increased loan originations, partially offset by sales of seasoned SFR mortgage loan pools during three months ended September 30, 2017. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by a decrease of seasoned SFR mortgage loan pools, the discounts of which generated additional interest income during the six months ended June 30, 2017.
Interest income on securities was $43.1 million for the six months ended June 30, 2018, a decrease of $9.1 million, or 17.5 percent, from $52.2 million for the six months ended June 30, 2017. The decrease in interest income on securities was due to a $788.0 million decrease in average balance, partially offset by a 32 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities to navigate a volatile rate environment during 2017 and 2018 and remix of our earning assets from investment securities to loans. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.
Dividends and interest income on other interest-earning assets was $4.6 million for the six months ended June 30, 2018, an increase of $708 thousand, or 18.3 percent, from $3.9 million for the six months ended June 30, 2017. The increase in dividends and interest income on other interest-earning assets was due to a 77 bps increase in average yield, partially offset by a $109.1 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits in financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to reduced cash balance from decreases in deposits and an increase in total loans and leases, partially offset by a decrease in securities and increases in other borrowings.
Interest expense on interest-bearing deposits was $37.1 million for the six months ended June 30, 2018, an increase of $8.2 million, or 28.4 percent, from $28.9 million for the six months ended June 30, 2017. The increase in interest expense on interest-bearing deposits was due to a 45 bps increase in average cost, partially offset by a $1.30 billion decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to the Company's strategic reduction of brokered and other high-rate and high-volatility deposits.

Interest expense on FHLB advances was $16.9 million for the six months ended June 30, 2018, an increase of $12.7 million, or 303.4 percent, from $4.2 million for the six months ended June 30, 2017. The increase was due mainly to a 99 bps increase in average cost and a $867.4 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to additional term advances, primarily two- to six-year duration, which were obtained as a result of asset and liability management activities to offset the decrease in deposits.
Interest expense on securities sold under repurchase agreements was $961 thousand for the six months ended June 30, 2018, an increase of $775 thousand, or 416.7 percent, from $186 thousand for the six months ended June 30, 2017. The Company utilized an increased amount of repurchase agreements to diversify its funding sources during the six months ended June 30, 2018.
Interest expense on long term debt and other interest-bearing liabilities was $4.7 million for the six months ended June 30, 2018, a decrease of $1.3 million, or 22.1 percent, from $6.0 million for the six months ended June 30, 2017. The decrease was mainly due to the maturity of amortizing debt during the three months ended June 30, 2017 and the utilization of a line of credit with an unaffiliated third party financial institution during the three months ended March 31, 2017, which was voluntarily terminated by the Company on June 30, 2017.
Provision for Loan and Lease Losses
The provision for loan and lease losses is charged to operations to adjust the allowance for loan and lease losses to the level required to cover estimated credit losses inherent in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $2.7 million and $2.5 million, respectively, for the three months ended June 30, 2018 and 2017, and $22.2 million and $5.1 million, respectively, for the six months ended June 30, 2018 and 2017. The increase in the provision during the six months ended June 30, 2018 compared to same period in 2017 was mainly due to an additional provision for a charge-off of $13.9 million on a line of credit determined to have been fraudulently obtained and a downgrade of a commercial and industrial loan with a carrying value of $28.5 million from Special Mention to Substandard, as well as an increase in loan balances during the six months ended June 30, 2018.
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Customer service fees	$1,491	$1,669	$3,083	$3,292
Loan servicing income	948	132	3,259	2,888
Income from bank owned life insurance	533	616	1,066	1,197
Net gain on sale of securities available-for-sale	278	1,099	5,519	4,455
Net gain on sale of loans	821	983	780	5,002
Net loss on sale of mortgage servicing rights	(155)	—	(2,450)	—
Other income	4,145	1,208	5,386	3,776
Total noninterest income	$8,061	$5,707	$16,643	$20,610
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Noninterest income was $8.1 million for the three months ended June 30, 2018, an increase of $2.4 million, or 41.2 percent, from $5.7 million for the three months ended June 30, 2017. The increase in noninterest income was mainly due to increases in loan servicing income and other income, partially offset by decreases in net gain on sale of loans and net gain on sale of securities available-for-sale and a net loss on sale of mortgage servicing rights.
Customer service fees were $1.5 million for the three months ended June 30, 2018, a decrease of $178 thousand, or 10.7 percent, from $1.7 million for the three months ended June 30, 2017. The decrease was mainly due to the decreases in average balances of noninterest-bearing checking accounts.
Loan servicing income was $948 thousand for the three months ended June 30, 2018, an increase of $816 thousand, or 618.2 percent, from $132 thousand for the three months ended June 30, 2017. On a consolidated operations basis, total income from servicing rights was $948 thousand and $132 thousand, respectively, for the three months ended June 30, 2018 and 2017. The increase was mainly due to higher losses on the fair value of mortgage servicing rights during the three months ended June 30, 2017, partially offset by sales of MSRs during the first half of 2018. Gains (losses) on fair value and runoff of servicing assets were $39 thousand and $(4.5) million for the three months ended June 30, 2018 and 2017, respectively. Servicing fees were $909 thousand and $4.6 million for the three months ended June 30, 2018 and 2017, respectively.
Net gain on sale of securities available-for-sale was $278 thousand for the three months ended June 30, 2018, compared to $1.1 million for the three months ended June 30, 2017. The Company sold securities available-for-sale of $201.4 million and $431.1 million, respectively, during the three months ended June 30, 2018 and 2017. The Company further repositioned its securities available-for-sale portfolio to reduce duration by selling longer-duration and fixed rate mortgage-backed securities during the three months ended June 30, 2018.
Net gain on sale of loans was $821 thousand for the three months ended June 30, 2018, a decrease of $162 thousand, or 16.5 percent, from $1.0 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, the Company sold jumbo SFR mortgage loans of $133.2 million with a gain of $204 thousand, SBA loans of $5.3 million with a gain of $430 thousand and multifamily loans of $71.3 million with a gain of $187 thousand. During the three months ended June 30, 2017, the Company sold jumbo SFR mortgage loans of $271.5 million with a gain of $96 thousand, SBA loans of $9.5 million with a gain of $887 thousand, and multifamily loans of $6.6 million with a gain of $0.
Net loss on sale of mortgage servicing rights was $155 thousand for the three months ended June 30, 2018. During the three months ended June 30, 2018, the Company sold $2.6 million of MSRs on $334.1 million in unpaid principal balances of conventional mortgage loans. This transaction resulted in a loss on sale of MSRs of $155 thousand, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
Other income was $4.1 million for the three months ended June 30, 2018, an increase of $2.9 million, or 243.1 percent, from $1.2 million for the three months ended June 30, 2017. The increase was mainly due to proceeds from a legal settlement of $2.1 million received during the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Noninterest income was $16.6 million for the six months ended June 30, 2018, a decrease of $4.0 million, or 19.2 percent, from $20.6 million for the six months ended June 30, 2017. The decrease in noninterest income was mainly due to decreases in net gain on sale of loans and a net loss on sale of mortgage servicing rights, partially offset by increases in net gain on sale of securities available-for-sale, loan servicing income and other income.
Customer service fees were $3.1 million for the six months ended June 30, 2018, a decrease of $209 thousand, or 6.3 percent, from $3.3 million for the six months ended June 30, 2017. The decrease was mainly due to the decreases in average deposit balances.
Loan servicing income was $3.3 million for the six months ended June 30, 2018, an increase of $371 thousand, or 12.8 percent, from $2.9 million for the six months ended June 30, 2017. On a consolidated operations basis, total income from servicing rights was $3.3 million and $4.4 million, respectively, for the six months ended June 30, 2018 and 2017. The decrease was mainly due to the decreased volume of loans sold with servicing retained as a result of discontinued operations and sales of MSRs during the first half of 2018. Losses on fair value and runoff of servicing assets were $881 thousand and $6.4 million for the six months ended June 30, 2018 and 2017, respectively. Servicing fees were $4.1 million and $10.8 million for the six months ended June 30, 2018 and 2017, respectively.
Net gain on sale of securities available-for-sale was $5.5 million for the six months ended June 30, 2018, an increase of $1.1 million, or 23.9 percent, from $4.4 million for the six months ended June 30, 2017. The Company sold securities available-for-sale of $381.5 million and $806.3 million, respectively, during the six months ended June 30, 2018 and 2017. The Company further repositioned its securities available-for-sale portfolio to reduce duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities during the six months ended June 30, 2018.
Net gain on sale of loans was $780 thousand for the six months ended June 30, 2018, a decrease of $4.2 million from $5.0 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company sold jumbo SFR mortgage loans of $135.4 million with a loss of $179 thousand and multifamily and other consumer loans of $75.7 million with a gain of $171 thousand. During the six months ended June 30, 2017, the Company sold jumbo SFR mortgage loans of $616.7 million with a gain of $2.9 million, SBA loans of $18.5 million with a gain of $1.8 million, and multifamily loans of $14.6 million with a gain of $421 thousand.
Net loss on sale of mortgage servicing rights was $2.5 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, the Company sold $28.5 million of MSRs on $3.55 billion in unpaid principal balances of conventional mortgage loans. This transaction resulted in a loss on sale of MSRs of $2.5 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
Other income was $5.4 million for the six months ended June 30, 2018, an increase of $1.6 million, or 42.6 percent, from $3.8 million for the six months ended June 30, 2017. The increase was mainly due to proceeds of a legal settlement of $2.1 million received during the three months ended June 30, 2018, partially offset by a decrease in loan brokerage income of $1.1 million as the Company did not have any brokered loans activity during the six months ended June 30, 2018.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Salaries and employee benefits	29,440	33,348	60,555	65,791
Occupancy and equipment	7,883	9,776	15,570	20,444
Professional fees	6,303	11,794	15,480	26,867
Outside service fees	413	1,119	2,959	3,002
Data processing	1,678	2,246	3,334	4,425
Advertising	2,864	1,117	6,141	2,842
Regulatory assessments	2,196	1,140	4,288	3,581
Reversal of provision for loan repurchases	(218)	(403)	(2,006)	(728)
Amortization of intangible assets	827	1,056	1,670	2,146
Impairment on intangible assets	—	—	—	336
Restructuring expense	3,983	82	3,983	5,369
All other expense	5,362	5,283	8,591	13,697
Noninterest expense before loss on investments in alternative energy partnerships	60,731	66,558	120,565	147,772
Loss on investments in alternative energy partnerships	1,808	9,761	1,774	18,443
Total noninterest expense	$62,539	$76,319	$122,339	$166,215
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Noninterest expense was $62.5 million for the three months ended June 30, 2018, a decrease of $13.8 million, or 18.1 percent, from $76.3 million for the three months ended June 30, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by increases in restructuring expense, regulatory assessments and advertising expense.
Salaries and employee benefits expense was $29.4 million for the three months ended June 30, 2018, a decrease of $3.9 million, or 11.7 percent, from $33.3 million for the three months ended June 30, 2017. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses.
Occupancy and equipment expenses were $7.9 million for the three months ended June 30, 2018, a decrease of $1.9 million, or 19.4 percent, from $9.8 million for the three months ended June 30, 2017. The decrease was mainly due to the higher building and maintenance costs associated with the move to the new headquarters building in Santa Ana and remaining lease payments for the previous headquarters building in Irvine, during the three months ended June 30, 2017.
Professional fees were $6.3 million for the three months ended June 30, 2018, a decrease of $5.5 million, or 46.6 percent, from $11.8 million for the three months ended June 30, 2017. The decrease was mainly due to insurance recoveries of $5.4 million received during the three months ended June 30, 2018 and higher audit fees related to the special committee investigation for the three months ended June 30, 2017, partially offset by expenses related to loan fraud investigation, ongoing expenses related to the SEC investigation, and various other litigation during the three months ended June 30, 2018.
Outside service fees were $413 thousand for the three months ended June 30, 2018, a decrease of $706 thousand, or 63.1 percent, from $1.1 million for the three months ended June 30, 2017. The decrease was mainly due to decreases in loan sub-servicing expense for seasoned SFR mortgage loan pools and sale of MSRs, partially offset by an increase in recruiting fees and expenses related to foreclosure activities.
Data processing expense was $1.7 million for the three months ended June 30, 2018, a decrease of $568 thousand, or 25.3 percent, from $2.2 million for the three months ended June 30, 2017. The decrease was mainly due to a decreased volume of transactions from the lower deposit average balances during the three months ended June 30, 2018.
Advertising costs were $2.9 million for the three months ended June 30, 2018, an increase of $1.7 million, or 156.4 percent, from $1.1 million for the three months ended June 30, 2017. The increase was mainly due to $1.7 million of the LAFC naming rights commitment being expensed to marketing and advertising expenses during the three months ended June 30, 2018.

Regulatory assessments were $2.2 million for the three months ended June 30, 2018, an increase of $1.1 million, or 92.6 percent, from $1.1 million for the three months ended June 30, 2017. The increase was mainly due to an increased assessment rate as a result of lower average balance of core deposits over total liabilities during the three months ended June 30, 2018
Loss on investments in alternative energy partnerships was $1.8 million for the three months ended June 30, 2018, a decrease of $8.0 million, or 81.5%, from a loss of $9.8 million for the three months ended June 30, 2017. The decrease in loss was mainly due to lower HLBV loss resulting from less new equipment being placed into service.
Reversal of provision for loan repurchases was $218 thousand and $403 thousand for the three months ended June 30, 2018 and 2017, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $53 thousand and $673 thousand during the three months ended June 30, 2018 and 2017, respectively. As a result, total provision (reversal) for loan repurchases was $(165) thousand and $270 thousand for the three months ended June 30, 2018 and 2017, respectively. The decrease was mainly due to the portfolio run-off and repurchase settlement activities as well as methodology and data enhancements.
Amortization of intangible assets was $827 thousand for the three months ended June 30, 2018, a decrease of $229 thousand, or 21.7 percent, from $1.1 million for the three months ended June 30, 2017. The decrease was mainly due to a normal amount of amortization of intangible assets during the period with no new additional intangible assets between the periods.
Restructuring expense was $4.0 million for the three months ended June 30, 2018, an increase of $3.9 million, from $82 thousand for the three months ended June 30, 2017. The increase was primarily due to one-time severance-related costs in the second quarter of 2018 of $4.0 million, pre-tax, as a result of the reduction in force.
All other expenses were $5.4 million for the three months ended June 30, 2018, an increase of $79 thousand, or 1.5 percent, from $5.3 million for the three months ended June 30, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, directors' fees and other administrative expenditures, and a reversal of provision for unfunded loan commitments.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Noninterest expense was $122.3 million for the six months ended June 30, 2018, a decrease of $43.9 million, or 26.4 percent, from $166.2 million for the six months ended June 30, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by an increase in advertising expense.
Salaries and employee benefits expense was $60.6 million for the six months ended June 30, 2018, a decrease of $5.2 million, or 8.0 percent, from $65.8 million for the six months ended June 30, 2017. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses, partially offset by a $7.8 million excess bonus accrual reversal due to a change in estimate during the three months ended March 31, 2017.
Occupancy and equipment expenses were $15.6 million for the six months ended June 30, 2018, a decrease of $4.9 million, or 23.8 percent, from $20.4 million for the six months ended June 30, 2017. The decrease was mainly due to decreased rent and other equipment expenses from the sale of the Banc Home Loan division on March 30, 2017 and expiration of the lease contract of previous headquarters building in Irvine in December 2017.
Professional fees were $15.5 million for the six months ended June 30, 2018, a decrease of $11.4 million, or 42.4 percent, from $26.9 million for the six months ended June 30, 2017. The decrease was mainly due to insurance recoveries of $6.5 million received during the three months ended June 30, 2018 and higher expenses related to the special committee investigation, pending SEC investigation, various other litigation and higher audit fees for the six months ended June 30, 2017.
Outside service fees were $3.0 million for the six months ended June 30, 2018, a decrease of $43 thousand, or 1.4 percent, from $3.0 million for the six months ended June 30, 2017. The decrease was mainly due to decreases in loan sub-servicing expense for seasoned SFR mortgage loan pools and sale of MSRs, partially offset by an increase in recruiting fees and expenses related to foreclosure activities.
Data processing expense was $3.3 million for the six months ended June 30, 2018, a decrease of $1.1 million, or 24.7 percent, from $4.4 million for the six months ended June 30, 2017. The decrease was mainly due to a decreased volume of transactions from the lower deposit average balances during the six months ended June 30, 2018.
Advertising costs were $6.1 million for the six months ended June 30, 2018, an increase of $3.3 million, or 116.1 percent, from $2.8 million for the six months ended June 30, 2017. The increase was mainly due to $3.3 million of LAFC naming rights commitment being expensed to marketing and advertising expenses during the six months ended June 30, 2018.

Regulatory assessments were $4.3 million for the six months ended June 30, 2018, an increase of $707 thousand, or 19.7 percent, from $3.6 million for the six months ended June 30, 2017. The increase was mainly due to an increased assessment rate as a result of lower average balance of core deposits over total liabilities during the six months ended June 30, 2018.
Loss on investments in alternative energy partnerships was $1.8 million for the six months ended June 30, 2018, a decrease of $16.7 million, or 90.4 percent, from a loss of $18.4 million for the six months ended June 30, 2017. The decrease in loss was mainly due to lower HLBV loss resulting from less new equipment being placed into service.
Reversal of provision for loan repurchases was $2.0 million and $728 thousand for the six months ended June 30, 2018 and 2017, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $55 thousand and $1.5 million during the six months ended June 30, 2018 and 2017, respectively. As a result, total provision (reversal) for loan repurchases were $(2.0) million and $787 thousand for the six months ended June 30, 2018 and 2017, respectively. The decrease was mainly due to the portfolio run-off and repurchase settlement activities as well as methodology and data enhancements.
Amortization of intangible assets was $1.7 million for the six months ended June 30, 2018, a decrease of $476 thousand, or 22.2 percent, from $2.1 million for the six months ended June 30, 2017. The decrease was mainly due to an impairment on the customer relationship intangible related to RenovationReady due to the sale of specific assets and activities related to the Company's Banc Home Loans division to Caliber during the three months ended March 31, 2017 and no new additional intangible assets between the periods.
Restructuring expense was $4.0 million for the six months ended June 30, 2018, a decrease of $1.4 million, from $5.4 million for the six months ended June 30, 2017. In connection with the sale of the Banc Home Loans division and additional cost reduction initiatives during the three months ended March 31, 2017, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency. Such expense was higher than one-time severance-related costs in the second quarter of 2018 of $4.0 million, pre-tax, as a result of the reduction in force.
All other expenses were $8.6 million for the six months ended June 30, 2018, a decrease of $5.1 million, or 37.3 percent, from $13.7 million for the six months ended June 30, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, directors' fees and other administrative expenditures, a decrease in provision for unfunded loan commitments, and insurance recoveries from previous accrued legal settlement expense.

Income Tax Expense
For the three months ended June 30, 2018 and 2017, income tax expense (benefit) of continuing operations was $1.8 million and $(12.8) million, respectively, and the effective tax rate was 11.4 percent and (534.7) percent, respectively. For the six months ended June 30, 2018 and 2017, income tax benefit of continuing operations was $(4.6) million and $(19.2) million, respectively, and the effective tax rate was (28.0) percent and (363.4) percent, respectively. The Company recognized lower income tax benefits for 2018 periods due mainly to the reduction in year-to-date tax credits from the investments in alternative energy partnerships. The recognition of year-to-date tax credits from the investments in alternative energy partnerships was $1.9 million and $15.7 million, respectively, for the three months ended June 30, 2018 and 2017 and $9.2 million and $24.5 million, respectively, for the six months ended June 30, 2018 and 2017. The reduction in tax credits received by the Company on the investments in alternative energy partnerships was due to less new equipment being placed into service by the investments. The lower income tax benefit was partially offset by the decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
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
Interest Income
Interest income of discontinued operations was $189 thousand for the three months ended June 30, 2018, a decrease of $2.6 million, or 93.2 percent, from $2.8 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, interest income of discontinued operations was $375 thousand, a decrease of $5.7 million, or 93.8 percent, from $6.1 million for the six months ended June 30, 2017. The decrease was mainly due to a decrease in the average balance of loans held-for-sale from discontinued operations.
Noninterest Income
Noninterest income of discontinued operations was $1.1 million for the three months ended June 30, 2018, a decrease of $13.0 million, or 92.2 percent, from $14.1 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, noninterest income of discontinued operations was $3.0 million, a decrease of $55.9 million, or 94.9 percent, from $58.9 million for the six months ended June 30, 2017. The decrease was mainly due to a decrease in net revenue from discontinued operations in 2018 periods.
Net gain on disposal of discontinued operations was $272 thousand and $236 thousand, respectively, for the three months ended June 30, 2018 and 2017 and $1.3 million and $13.5 million, respectively, for the six months ended June 30, 2018 and 2017.
Loan servicing income was $0 for the six months ended June 30, 2018, compared to $1.6 million for the six months ended June 30, 2017. As all MSRs in discontinued operations were sold during the three months ended March 31, 2017, the Company did not recognize any loan servicing income in discontinued operations subsequent to the sale of Banc Home Loans division.
Net revenue on mortgage banking activities was $56 thousand and $288 thousand for the three and six months ended June 30, 2018, compared to $13.6 million and $43.1 million, respectively, for the three and six months ended June 30, 2017. During the three months ended June 30, 2018, there were no sales of loans. During the six months ended June 30, 2018, the Bank sold $2.8 million of conforming SFR mortgage loans in the secondary market. The net gain was $288 thousand for the six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Bank originated $575.5 million and $1.51 billion and sold $814.1 million and $1.75 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $11.4 million and 1.98 percent, respectively, and loan origination fees were $2.3 million for the three months ended June 30, 2017. For the six months ended June 30, 2017, the net gain and margin were $37.6 million and 2.49 percent, respectively, and loan origination fees were $5.4 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $3.8 million and $11.1 million, respectively, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae (GNMA) for the three and six months ended June 30, 2017.
Noninterest Expense
Noninterest expense of discontinued operations was $15 thousand and $27 thousand, respectively, for the three and six months ended June 30, 2018, compared to $21.9 million and $56.6 million, respectively, for the three and six months ended June 30, 2017. Noninterest expense decreased significantly as the Company wound down the mortgage banking activities in discontinued operations.
For additional information, see Note 2 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. At June 30, 2018, all of the Company’s investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$982	$967	$(15)	$1,056	$1,058	$2
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	485,503	456,790	(28,713)	492,255	476,929	(15,326)
Non-agency residential mortgage-backed securities	483	496	13	741	756	15
Non-agency commercial mortgage-backed securities	160,970	158,358	(2,612)	305,172	310,511	5,339
Collateralized loan obligations	1,676,611	1,680,513	3,902	1,691,455	1,702,318	10,863
Corporate debt securities	—	—	—	76,714	83,897	7,183
Total securities available-for-sale	$2,324,549	$2,297,124	$(27,425)	$2,567,393	$2,575,469	$8,076
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
Securities available-for-sale were $2.30 billion at June 30, 2018, a decrease of $278.3 million, or 10.8 percent, from $2.58 billion at December 31, 2017. The decrease was mainly due to sales of $381.5 million, calls and pay-offs of $220.4 million and principal payments of $20.5 million, partially offset by purchases of $380.1 million.
During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million, to reposition its securities available-for-sale portfolio. The Company repositioned its securities available-for-sale portfolio throughout the six months ended June 30, 2018 to navigate a volatile rate environment by reducing the overall duration by selling certain longer-duration and fixed-rate non-agency mortgage-backed securities and corporate debt securities and redeploy the net proceeds from the sale of securities to loan growth.

Collateralized loan obligations (CLOs) totaled $1.68 billion and $1.69 billion, respectively, in amortized cost basis at June 30, 2018 and December 31, 2017. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At June 30, 2018, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the three and six months ended June 30, 2018 or 2017. The Company monitors its securities portfolio to ensure it has adequate credit support. As of June 30, 2018, the Company believed there was no OTTI and did not have the intent to sell securities with fair value below amortized cost at June 30, 2018 . The Company considers the lowest credit rating for identification of potential OTTI. As of June 30, 2018, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of June 30, 2018:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$982	2.72%	$982	2.72%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	327	1.62%	4,417	1.81%	—	—%	480,759	2.56%	485,503	2.55%
Non-agency residential mortgage-backed securities	171	3.74%	34	3.32%	—	—%	278	5.49%	483	4.72%
Non-agency commercial mortgage-backed securities	15,237	4.24%	—	—%	89,382	3.76%	56,351	3.73%	160,970	3.79%
Collateralized loan obligations	1,676,611	4.17%	—	—%	—	—%	—	—%	1,676,611	4.17%
Corporate debt securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total securities available-for-sale	$1,692,346	4.17%	$4,451	1.82%	$89,382	3.76%	$538,370	2.68%	$2,324,549	3.81%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $40.2 million and $105.8 million, respectively, at June 30, 2018 and December 31, 2017. Loans held-for-sale consisted of two components; loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
As of June 30, 2018, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold. As of December 31, 2017, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option by the Company. Loans held-for-sale carried at fair value on a consolidated operations basis were $38.7 million and $105.3 million, respectively, at June 30, 2018 and December 31, 2017. The $66.6 million, or 63.2 percent, decrease was mainly due to a net decrease of $65.7 million in GNMA loans delinquent more than 90 days, which were subject to a repurchase option held by the Company, as a result of the sale of related MSRs, as well as sales of $2.8 million of loans, partially offset by repurchases of $11.1 million of loans.
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment, and determined that this met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were transferred to Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $26.4 million and $38.7 million, respectively, at June 30, 2018 and December 31, 2017.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans and SBA loans. Loans held-for-sale carried at the lower of cost or fair value on a consolidated operations basis were $1.4 million and $466 thousand, respectively, at June 30, 2018 and December 31, 2017. The $953 thousand, or 204.5 percent, increase was due mainly to loans transferred from loans and leases receivable of $211.8 million and originations of $6.3 million, partially offset by sales of $216.3 million.
During the three months ended June 30, 2017, the Company transferred all of its seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. All of these loans were sold during the three months ended September 30, 2017. On the date of sale, the aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million.
Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,742,559	$1,701,951	$40,608	2.4%
Commercial real estate	793,855	717,415	76,440	10.7%
Multifamily	1,959,965	1,816,141	143,824	7.9%
SBA	78,092	78,699	(607)	(0.8)%
Construction	211,110	182,960	28,150	15.4%
Lease financing	—	13	(13)	(100.0)%
Consumer:
Single family residential mortgage	2,174,183	2,055,649	118,534	5.8%
Other consumer	76,240	106,579	(30,339)	(28.5)%
Total loans and leases	7,036,004	6,659,407	376,597	5.7%
ALLL	(56,678)	(49,333)	(7,345)	14.9%
Loans and leases receivable, net	$6,979,326	$6,610,074	$369,252	5.6%

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2018 and December 31, 2017, the NTM portfolio totaled $818.9 million, or 11.6 percent of the total gross loan portfolio, and $806.9 million, or 12.1 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $11.9 million, or 1.5 percent during the period. The increase was primarily due to originations of $132.1 million, partially offset by paydowns and amortization of $70.8 million and loans transferred to held-for-sale of $41.0 million.
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
Green Loans totaled $76.2 million at June 30, 2018, a decrease of $9.6 million, or 11.1 percent from $85.8 million at December 31, 2017, primarily due to reductions in principal balances and payoffs. At June 30, 2018 and December 31, 2017, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in the borrower's home. However, some Green Loans differ from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOCs allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on the loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years, at which time the loan becomes due and payable with a balloon payment at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower’s depositing of funds into their checking account at the same bank.
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

The following table presents the Company’s Green Loans first lien portfolio at June 30, 2018 by FICO scores that were obtained during the quarter ended June 30, 2018, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2017:

	June 30, 2018
	By FICO Scores Obtained During the Quarter Ended June 30, 2018			By FICO Scores Obtained During the Quarter Ended December 31, 2017			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	17	$10,360	14.2%	12	$7,595	10.4%	5	$2,765	3.8%
700-799	57	40,578	55.8%	52	33,070	45.5%	5	7,508	10.3%
600-699	16	13,689	18.8%	23	23,465	32.3%	(7)	(9,776)	(13.5)%
<600	3	4,328	6.0%	5	4,685	6.4%	(2)	(357)	(0.4)%
No FICO	3	3,765	5.2%	4	3,905	5.4%	(1)	(140)	(0.2)%
Totals	96	$72,720	100.0%	96	$72,720	100.0%	—	$—	—%
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $739.1 million at June 30, 2018, an increase of $21.6 million, or 3.0 percent, from $717.5 million at December 31, 2017. The increase was primarily due to originations of $132.1 million, partially offset by paydowns and amortization of $61.1 million and loans transferred to held-for-sale of $41.0 million. As of June 30, 2018 and December 31, 2017, $1.5 million and $1.2 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.6 million at June 30, 2018, a decrease of $73 thousand, or 2.0 percent, from $3.7 million as of December 31, 2017. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2018 and December 31, 2017, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Management Credit Committee (MCC), formally known as Internal Asset Review Committee, conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the six months ended June 30, 2018, the Company made no curtailment in available commitments on Green Loans.
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

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
June 30, 2018
< 61%	63	$44,253	60.8%	265	$455,497	61.6%	10	$3,442	95.6%	338	$503,192	61.7%
61-80%	27	23,744	32.7%	229	282,913	38.3%	1	159	4.4%	257	306,816	37.6%
81-100%	6	4,723	6.5%	1	643	0.1%	—	—	—%	7	5,366	0.7%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	96	$72,720	100.0%	495	$739,053	100.0%	11	$3,601	100.0%	602	$815,374	100.0%
December 31, 2017
< 61%	60	$51,241	62.3%	242	$407,810	56.8%	9	$2,826	76.9%	311	$461,877	57.5%
61-80%	33	25,072	30.5%	220	300,500	41.9%	2	848	23.1%	255	326,420	40.6%
81-100%	8	5,884	7.2%	6	9,174	1.3%	—	—	—%	14	15,058	1.9%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	101	$82,197	100.0%	468	$717,484	100.0%	11	$3,674	100.0%	580	$803,355	100.0%

Seasoned SFR Mortgage Loans
The Company did not have any outstanding seasoned SFR mortgage loan pools at June 30, 2018 or December 31, 2017.
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
The Company did not purchase any seasoned SFR mortgage loan pools during the three and six months ended June 30, 2018 or the year ended December 31, 2017.
Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Non-accrual loans and leases	22,290	19,382	2,908	15.0%
Total non-performing loans	22,290	19,382	2,908	15.0%
Other real estate owned	710	1,796	(1,086)	(60.5)%
Total non-performing assets	$23,000	$21,178	$1,822	8.6%
Performing restructured loans (1)	$5,648	$5,646	$2	—%
Total non-performing loans and leases to total loans and leases	0.32%	0.29%
Total non-performing assets to total assets	0.22%	0.21%
ALLL to non-performing loans and leases	254.28%	254.53%
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
Additional income of approximately $346 thousand and $622 thousand would have been recorded during the three and six months ended June 30, 2018, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
At June 30, 2018 and December 31, 2017, the Company had 14 and 12 loans, respectively, with an aggregate balance of $8.3 million and $8.3 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At June 30, 2018, of the 14 loans classified as TDRs, 12 loans totaling $5.6 million that were making payments according to their modified terms and were less than 90-days delinquent under the modified terms were on accruing status. At December 31, 2017, of the 12 loans classified as TDRs, 11 loans totaling $5.6 million that were making payments according to their modified terms and were less than 90-days delinquent under the modified terms were on accruing status.

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

	June 30, 2018		December 31, 2017
($ in thousands)	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
Commercial:
Commercial and industrial	$16,864	$1,742,559	$14,280	$1,701,951
Commercial real estate	5,732	793,855	4,971	717,415
Multifamily	14,630	1,959,965	13,265	1,816,141
SBA	1,840	78,092	1,701	78,699
Construction	3,419	211,110	3,318	182,960
Lease financing	—	—	—	13
Consumer:
Single family residential mortgage	13,236	2,174,183	10,996	2,055,649
Other consumer	957	76,240	802	106,579
Total	$56,678	$7,036,004	$49,333	$6,659,407
The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017	Amount Change	Percentage Change
Loan breakdown by ALLL evaluation type:
Originated loans and leases	$6,446,127	$5,988,101	$458,026	7.6%
Acquired loans not impaired at acquisition	589,877	671,306	(81,429)	(12.1)%
Total loans	$7,036,004	$6,659,407	$376,597	5.7%
ALLL breakdown:
Originated loans and leases	$55,534	$48,110	$7,424	15.4%
Acquired loans not impaired at acquisition	1,144	1,223	(79)	(6.5)%
Total ALLL	$56,678	$49,333	$7,345	14.9%
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$12,932	$14,943	$(2,011)	(13.5)%
Total discount	$12,932	$14,943	$(2,011)	(13.5)%
Percentage of ALLL to:
Originated loans and leases	0.86%	0.80%	0.06%
Originated loans and leases and acquired loans not impaired at acquisition	0.81%	0.74%	0.07%
Total loans and leases	0.81%	0.74%	0.07%

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
ALLL at beginning of period	$54,763	$42,736	$49,333	$40,444
Charge-offs:
Commercial and industrial	(276)	(132)	(347)	(382)
Commercial real estate	—	(113)	—	(113)
Multifamily	(8)	—	(8)	—
SBA	(302)	(293)	(683)	(293)
Construction	—	(29)	—	(29)
Single family residential mortgage	(364)	(2,331)	(479)	(2,412)
Other consumer	—	—	(14,072)	(26)
Total charge-offs	(950)	(2,898)	(15,589)	(3,255)
Recoveries:
Commercial and industrial	36	—	97	—
SBA	167	31	232	74
Lease financing	5	10	9	29
Single family residential mortgage	—	—	436	1
Other consumer	4	3	8	6
Total recoveries	212	44	782	110
Provision for loan and lease losses	2,653	2,503	22,152	5,086
ALLL at end of period	$56,678	$42,385	$56,678	$42,385
Average total loans and leases held-for-investment	$7,000,288	$6,062,392	$6,855,041	$6,073,804
Total loans and leases held-for-investment at end of period	$7,036,004	$5,956,337	$7,036,004	$5,956,337
Ratios:
Annualized net charge-offs to average total loans and leases held-for-investment	0.04%	0.19%	0.43%	0.10%
ALLL to total loans and leases held-for-investment	0.81%	0.71%	0.81%	0.71%
During the three months ended March 31, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in federal court pursuing the borrower and other parties and is also considering other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard. Upon review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.

Servicing Rights
Total mortgage and SBA servicing rights were $3.9 million and $33.7 million at June 30, 2018 and December 31, 2017, respectively. The fair value of the MSRs amounted to $2.1 million and $31.9 million and the amortized cost of the SBA servicing rights was $1.8 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans.
The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $233.2 million and $100.7 million, respectively, at June 30, 2018 and $3.94 billion and $101.0 million, respectively, at December 31, 2017. The recorded amount of the MSRs and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.88 percent and 1.80 percent, respectively, at June 30, 2018 as compared to 0.81 percent and 1.84 percent, respectively, at December 31, 2017.
During the three and six months ended June 30, 2018, the Company sold $2.6 million and $28.5 million, respectively, of MSRs on approximately $334.1 million and $3.55 billion, respectively, in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The transactions resulted in a net loss of sale of MSRs of $155 thousand and $2.5 million for the three and six months ended June 30, 2018, respectively, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
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
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$48,344	$47,633	$48,826	$25,639
New funding	—	13	—	30,940
Return of unused Capital	(1,027)	—	(1,027)	—
Cash distribution from investments	(703)	(280)	(1,219)	(531)
Loss on investments using HLBV method	(1,808)	(9,761)	(1,774)	(18,443)
Balance at end of period	$44,806	$37,605	$44,806	$37,605
Unfunded equity commitments	$—	$111,719	$—	$111,719
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the three and six months ended June 30, 2018, the Company recognized energy tax credits of $1.9 million and $9.2 million, respectively, offset by $211 thousand and $980 thousand, respectively, of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $488 thousand and $479 thousand, respectively, (based on a current effective tax rate of 27.07 percent and 27.00 percent, respectively, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application. During the three and six months ended June 30, 2017, the Company recognized energy tax credits of $15.7 million and $24.5 million, respectively, offset by $2.7 million and $4.3 million, respectively, of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $3.9 million and $7.5 million, respectively, (based on an effective tax rate of 39.89 percent and 40.43 percent, respectively, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application.
The HLBV losses for the periods were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 17 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017	Amount Change	Percentage Change
Noninterest-bearing deposits	$1,005,032	$1,071,608	$(66,576)	(6.2)%
Interest-bearing demand deposits	1,778,400	2,089,016	(310,616)	(14.9)%
Money market accounts	1,136,335	1,146,859	(10,524)	(0.9)%
Savings accounts	1,175,275	1,059,628	115,647	10.9%
Certificates of deposit of $250,000 or less	1,314,309	1,365,452	(51,143)	(3.7)%
Certificates of deposit of more than $250,000	726,443	560,340	166,103	29.6%
Total deposits	$7,135,794	$7,292,903	$(157,109)	(2.2)%
Total deposits were $7.14 billion at June 30, 2018, a decrease of $157.1 million, or 2.2 percent, from $7.29 billion at December 31, 2017. The decrease was mainly due to the completion of the Company's strategic reduction of high-rate and high-volatility deposits during the three months ended March 31, 2018. Brokered deposits were $1.09 billion at June 30, 2018, a decrease of $363.4 million, or 25.0 percent, from $1.46 billion at December 31, 2017.
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
FHLB advances totaled $1.81 billion and $1.70 billion, respectively, at June 30, 2018 and December 31, 2017. The Company did not utilize repurchase agreements at June 30, 2018 or December 31, 2017.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that it maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long Term Debt
The following table presents the Company's long term debt as of the dates indicated:

	June 30, 2018		December 31, 2017
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,983)	$175,000	$(2,059)
Total	$175,000	$(1,983)	$175,000	$(2,059)
On May 15, 2017, the Company made the final installment payment on its 7.50 percent junior subordinated amortizing notes due May 15, 2017.
For additional information, see Note 10 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of June 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $4.0 million and $3.7 million, respectively. The increase was mainly due to an increase in expected utilization of unfunded loan commitments and methodology enhancements.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$4,293	$3,218	$3,716	$2,385
Provision (reversal) for unfunded loan commitments	(262)	796	315	1,629
Balance at end of period	$4,031	$4,014	$4,031	$4,014
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
Reserve for loss on repurchased loans totaled $3.1 million at June 30, 2018, a decrease of $3.2 million, or 50.1 percent, from $6.3 million at December 31, 2017. Approximately $1.4 million of the decrease was due to portfolio run-off and repurchase settlement activities, and approximately $1.7 million of the decrease was due to methodology and data enhancements. The methodology and data enhancements were primarily a result of additional insights gained through the due diligence process pertaining to the MSR sale during the three months ended March 31, 2018 and utilization of the Company's actual run-off and historical loss data as opposed to industry data.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under noninterest expense on the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases. Initial provisions for loan repurchases were $53 thousand and $673 thousand, respectively, and subsequent changes in the provision were $(218) thousand and $(403) thousand, respectively, for the three months ended June 30, 2018 and 2017. Initial provision for loan repurchases were $55 thousand and $1.5 million, respectively, and subsequent changes in the provision were $(2.0) million and $(728) thousand, respectively, for the six months ended June 30, 2018 and 2017.
The Company believes that all repurchase demands received were adequately reserved for at June 30, 2018. For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. During the three months ended June 30, 2018, the Bank, as part of its continuous evaluation of dividend policy, determined that it was appropriate to change the methodology to better align with OCC regulations. The Bank previously calculated its dividend limitation based on net income, instead of retained net income, for the two preceding years, and changed its calculation methodology starting at June 30, 2018 to use retained net income for the two preceding years, consistent with OCC regulations. At June 30, 2018, the Bank had $167.2 million available to pay dividends to Banc of California, Inc. without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. During the six months ended June 30, 2018, the Bank paid dividends of $36.0 million to Banc of California, Inc. At June 30, 2018, Banc of California, Inc. had $38.9 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $385.7 million of cash and cash equivalents, which was 3.7 percent of total assets at June 30, 2018. The Company's cash and cash equivalents decreased by $2.0 million, or 0.5 percent, from $387.7 million, or 3.8 percent of total assets, at December 31, 2017. The decrease was mainly due to increases in loans and decreases in deposits, partially offset by an increase in FHLB advances and a decrease in securities. The Company exited the high-rate and high-volatility institutional deposits and reduced the reliance on brokered deposits by replacing them with more predictable advances from FHLB with the goal of increasing core deposits to fund new loan originations. The Company also strategically decreased its securities portfolio to navigate a volatile rate environment by reducing overall duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities. All of these strategic actions were taken in order to expand core lending activities across the organization, while reducing risk on the Company's balance sheet.
At June 30, 2018, the Company had available unused secured borrowing capacities of $804 million from FHLB and $61.7 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at June 30, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company also had unpledged securities available-for-sale of $1.77 billion at June 30, 2018.

The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of June 30, 2018, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of June 30, 2018:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$322,210	$56,013	$147,649	$67,842	$50,706
Unused lines of credit	1,215,170	910,420	106,224	72,209	126,317
Standby letters of credit	10,932	8,988	1,849	75	20
Total commitments	$1,548,312	$975,421	$255,722	$140,126	$177,043
FHLB advances	$1,805,000	$1,000,000	$294,000	$191,000	$320,000
Long-term debt	239,313	9,188	18,375	18,375	193,375
Operating and capital lease obligations	31,227	7,385	11,449	4,967	7,426
Certificate of deposits	2,040,752	1,673,487	361,147	6,118	—
Total contractual obligations	$4,116,292	$2,690,060	$684,971	$220,460	$520,801
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of June 30, 2018, the Bank has paid $12.7 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.3 million as of June 30, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 22 for additional information.
The Company had unfunded commitments of $14.0 million, $10.7 million, and $501 thousand for Affordable Housing Fund Investment, SBIC, and Other Investments including investments in alternative energy partnerships, at June 30, 2018, respectively.

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

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2018
Total risk-based capital ratio	14.71%	16.63%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.83%	15.74%	6.00%	8.00%
Common equity tier 1 capital ratio	9.90%	15.74%	4.50%	6.50%
Tier 1 leverage ratio	9.30%	10.58%	4.00%	5.00%
December 31, 2017
Total risk-based capital ratio	14.56%	16.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.79%	15.78%	6.00%	8.00%
Common equity tier 1 capital ratio	9.92%	15.78%	4.50%	6.50%
Tier 1 leverage ratio	9.39%	10.67%	4.00%	5.00%
The Dodd-Frank Act requires publicly-traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. The “Dodd-Frank Act Stress Test” or “DFAST” is designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. As the Company and the Bank exceeded the $10 billion threshold for four consecutive quarters during the year ended December 31, 2017, the Company and the Bank were subject to the DFAST regime on January 1, 2018 and were required to submit their first DFAST results as of December 31, 2017 by July 31, 2018 to the Federal Reserve and the OCC, respectively, and publicly disclose and consider the results as part of broader capital planning and risk management.
On May 24, 2018, "the Economic Growth, Regulatory Relief, and Consumer Protection Act" (the EGRRCPA), was signed into law. Among other things, the EGRRCPA amended the Dodd-Frank Act to immediately exempt bank holding companies with less than $100 billion in total consolidated assets from DFAST. While EGRRCPA does not statutorily exempt banks with less than $100 billion in total assets from DFAST until November 25, 2019, the federal banking agencies issued a joint statement on July 6, 2018 extending the deadline for compliance with DFAST by banks with less than $100 billion in assets until the statutory exemption takes effect on November 25, 2019. Therefore, both the Company and the Bank are no longer subject to DFAST requirements, and no DFAST submission was made by the Company or the Bank for 2018.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at June 30, 2018 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
June 30, 2018
+200 bps	$1,199,080	$(63,298)	(5.0)%	$302,078	$6,411	2.2%
+100 bps	1,241,298	(21,080)	(1.7)%	299,353	3,686	1.2%
0 bp	1,262,378			295,667
-100 bps	1,258,390	(3,988)	(0.3)%	290,280	(5,387)	(1.8)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
At June 30, 2018, the Company did not maintain any securities for trading purposes or engage in trading activities. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2018 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On September 26, 2017, a shareholder derivative action captioned Gordon v. Sznewajs, Case No. 17-CV-1678, was filed in the U.S. District Court for the Central District of California against four of the Company’s directors (Robert D. Sznewajs, Halle J. Benett, Jonah F. Schnel and now former director Jeffrey Karish) alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint sought monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that the failure of the shareholder to make a demand required dismissal of the action. The Company filed a motion to dismiss on the grounds that the plaintiff was required to, but did not, make a demand on the Company. Rather than oppose the Company’s motion, plaintiff elected to file an amended complaint. The amended complaint was filed on February 6, 2018, which added Richard J. Lashley, Doug H. Bowers and John Grosvenor as individual defendants, and which added purported claims for gross negligence and unjust enrichment. The Company filed a motion to dismiss the amended complaint, which was set for hearing on June 18, 2018. The district court granted the Company’s motion to dismiss, and the plaintiff dismissed the action on June 22, 2018.
On September 5, 2017, Jeffrey T. Seabold, a former officer of the Company and the Bank, filed a complaint in the Los Angeles Superior Court (Case No. BC 624694) against the Company, the Bank and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. Mr. Seabold alleged that he was constructively terminated as a Company and Bank employee and sought in excess of $5 million in damages. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was entered into on February 14, 2018. The settlement did not have a material adverse effect on our financial condition, results of operations or liquidity. For additional information, including the terms of the settlement agreement, see Note 25 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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

On August 11, 2017, Carlos P. Salas, the Bank’s former Chief of Staff, filed an action in the Los Angeles Superior Court, captioned Carlos P. Salas v. Banc of California, Inc., et al., Case No. BC672208, against the Company and the Bank asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an implied in fact contract, promissory estoppel, promissory fraud, declaratory relief, fraud/intentional misrepresentation, unfair business practices, wrongful termination, violation of the right to privacy and violation of California’s Investigative Consumer Reporting Agencies Act. In general, Mr. Salas alleges that he was constructively terminated as a Bank employee and suffered damages in excess of $4 million. He seeks both compensatory and punitive damages. On September 18, 2017, the Company and the Bank filed a motion to compel arbitration, as required by Mr. Salas’ written agreement with the Bank, On January 17, 2018, the court granted the motion to compel arbitration and stayed the court action. Mr. Salas has commenced arbitration. Arbitration is scheduled for February 2019. The Company believes that the action is without merit and continues to vigorously contest it.
On December 7, 2017, Heather Endresen filed an action in the Los Angeles Superior Court, captioned Heather Endresen v. Banc of California, Inc.; Banc of California, N.A., Case No. BC685641. Endresen’s complaint purports to state claims for retaliation, wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, and various statutory claims. Endresen dismissed the action without prejudice. On May 23, 2018, Endresen filed an action in the United States District Court for the Central District of California, captioned Heather Endresen v. Banc of California, Inc. and Banc of California, N.A., Case No. 8:18-cv-00899, asserting the claims she had made in the state court action and adding a claim for violation of the Sarbanes-Oxley Act. The complaint does not specify any amount of alleged damages. Banc of California, Inc. and Banc of California, N.A. intend to file a motion to compel Endresen’s claims to arbitration pursuant to Endresen’s binding arbitration agreement. The Company believes that the claims are without merit and intends to vigorously contest them.
On February 2, 2018, Colleen Witmer, a shareholder, filed a shareholder derivative complaint in the Central District of California, Case No. 8:18-cv-00246-CJC (DFMx), against the Company, as a nominal defendant, and Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schnel, Eric Holoman, Fran Turner, and Jeffrey Seabold. Witmer filed a First Amended Complaint on July 12, 2018. Witmer’s First Amended Complaint seeks to assert claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste. Witmer alleges that she made a demand on the Company to assert those claims and that the Company refused that demand. The Company intends to file a motion to dismiss on the grounds that it did not refuse to consider Witmer’s demand.
ITEM 1A - RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
We are reducing the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction or attrition that may follow this reduction. In addition, we may not achieve anticipated savings from the reduction.
On June 26, 2018, we began implementing a reduction in force to reduce our workforce by approximately 9% of total staffing. The reduction in force resulted in the loss of some longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This could be made more challenging by the reduction in force and additional measures we may take to reduce costs, including our planned reduction in use of third party advisors. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and additional cost containment measures may have unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. Employees who were not affected by the reduction in force may seek alternate employment, which could require us to obtain contract support at unplanned additional expense.
We expect to recognize annual savings of approximately $15.0 million from the reduction in force and planned reduction in use of third party advisors. We incurred one-time severance-related costs in the second quarter of 2018 of $4.0 million, pre-tax, as a result of the reduction in force, and additional one-time severance costs may be recognized in the third and fourth quarters of 2018. These amounts are estimates, and it is possible that the actual savings we realize from the reduction in force and our planned reduction in use of third party advisors will be less than anticipated and the costs associated with the reduction in force will be greater than anticipated.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From April 1, 2018 to April 30, 2018	—	$—	—	—
From May 1, 2018 to May 31, 2018	—	$—	—	—
From June 1, 2018 to June 30, 2018	—	$—	—	—
Total	—	$—	—
During the three months ended June 30, 2018, the Company did not purchase any equity securities. On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company's currently outstanding common shares. The Company did not purchase any shares under this share buyback program, and the program has expired.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended June 30, 2018 related to tax liability sales for employee stock benefit plans.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable

ITEM 5 - OTHER INFORMATION
On August 8, 2018, the Boards of Directors of Banc of California, Inc. (the “Company”) and Bank of California, N.A., a wholly owned subsidiary of the Company (the “Bank”), appointed Mike Smith, age 51, as Chief Accounting Officer of the Company and the Bank, effective September 4, 2018.  As previously reported in the Current Report on Form 8-K filed by the Company on June 28, 2018, the Company’s current Chief Accounting Officer, Lawrence Gee, gave notice of resignation, effective August 10, 2018.  John A. Bogler, Executive Vice President and Chief Financial Officer of the Company and the Bank, will assume the additional role of principal accounting officer on an interim basis following Mr. Gee’s resignation and until Mr. Smith’s appointment becomes effective.
Prior to joining the Company and the Bank, Mr. Smith was, since 2014, the Chief Accounting Officer for loanDepot, a nonbank mortgage lender.  Before that, he served as Chief Accounting Officer of several other companies in the financial services industry, including CapitalSource, Inc. (2012 to 2014) and its subsidiary bank, CapitalSource Bank (2008 to 2012), and Fremont Investment & Loan (2004 to 2008).  Mr. Smith began his career in the audit practices of Deloitte & Touche LLP and Grant Thornton LLP.
Mr. Smith will receive an annual base salary of $275,000, an annual target bonus of 50% of salary, a guaranteed bonus for 2018 of $60,000, a sign-on bonus of $50,000 and an equity inducement award valued at $175,000 at the time of grant.
Mr. Smith has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, has no arrangement or understanding between him and any other person required to be disclosed pursuant to Item 401(b) of Regulation S-K and has no family relationships required to be disclosed pursuant to Item 401(d) of Regulation S-K.
Mr. Smith is expected to enter into the same form of indemnification agreement with the Company as the Company’s directors and certain of the Company’s other officers, which agreement supplements the indemnification provisions of the Company’s charter by contractually obligating the Company to indemnify, and to advance expenses to, such persons to the fullest extent permitted by applicable law.
On August 8, 2018, the Company’s Board of Directors granted Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (collectively, “Patriot Fund II”), which Company director W. Kirk Wycoff controls as managing partner of Patriot Fund II’s general partner, a waiver from compliance with the provision of the Company’s Insider Trading Policy that prohibits the Company’s directors, officers and employees from holding Company securities in a margin account or pledging Company securities as collateral for a loan. The waiver was granted to enable Patriot Fund II to pledge shares of the Company’s common stock it owns, along with other securities it owns, as collateral for a working line of credit facility.

ITEM 6 - EXHIBITS

2.1
Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein
Footnote 1

2.2	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	Footnote 2

2.3	Asset Purchase Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	Footnote 3

2.4	Bulk Servicing Rights Purchase and Sale Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc.	Footnote 3

3.1	Second Articles of Restatement of the charter of the Registrant	Footnote 41

3.2	Fifth Amended and Restated Bylaws of the Registrant	Footnote 4

4.1	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	Footnote 5

4.2	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	Footnote 6

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
Footnote 5

10.1	Employment Agreement, dated as of April 24, 2017, by and between the Registrant and Douglas H. Bowers	Footnote 12

10.2	Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler	Footnote 13

10.3	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	Footnote 14

10.3A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	Footnote 15

10.3B	Compensation arrangement, dated March 8, 2018, by and among Registrant, Banc of California, National Association, and Hugh F. Boyle	Footnote 40

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	Footnote 16

10.4A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	Footnote 15

10.8	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	Footnote 16

10.8A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	Footnote 16

10.8B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	Footnote 17

10.8C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	Footnote 18

10.8D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 19

10.8E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among the Registrant, Banc of California, National Association, and Steven A. Sugarman	Footnote 20

10.8F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 20

10.8G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	Footnote 21

10.9	Employment Agreement, dated as of March 24, 2016, by and between the Registrant and Brian Kuelbs	Footnote 20

10.9A	Settlement Agreement and Release dated as of December 6, 2017, by and between the Registrant and Brian Kuelbs	Footnote 39

10.10	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	Footnote 23

10.10A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	Footnote 24

10.10B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	Footnote 15

10.10C	Long-Form Settlement Agreement, dated as of February 14, 2018, by and among the Registrant, Banc of California, N.A. and Jeffrey Seabold	Footnote 39

10.11	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	Footnote 15

10.11A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	Footnote 20

10.11B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	Footnote 25

10.12	Separation Agreement and Release, dated as of February 7, 2017, by and between the Registrant and Chad T. Brownstein	Footnote 3

10.13	Registrant’s 2003 Stock Option and Incentive Plan	Footnote 26

10.14	Registrant’s 2003 Recognition and Retention Plan	Footnote 26

10.15	Registrant’s 2011 Omnibus Incentive Plan	Footnote 27

10.15A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.15B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.15C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	Footnote 28

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	Footnote 29

10.16A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.16B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 3

10.16C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.16D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.16E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.16F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.16G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.16H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	Footnote 24

10.16L	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 39

10.17	Registrant’s 2018 Omnibus Stock Incentive Plan	Footnote 42
10.18	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	Footnote 32

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
Footnote 38

11.0	Statement regarding computation of per share earnings	Footnote 43

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

(14)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(22)	Reserved.

(23)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(26)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(27)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(29)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(39)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

(40)	Files as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

(41)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.

(42)	Included as an appendix to the Registrant’s definitive proxy statement filed on April 19, 2018 and incorporated herein by reference.

(43)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 8, 2018	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2018	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2018	/s/ Lawrence Gee
Lawrence Gee
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)