Form 10-Q
period 2018-09-30
BANC OF CALIFORNIA, INC.
filed 2018-11-09
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
As of November 1, 2018, the registrant had outstanding 50,175,340 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2018

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

v.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

vi.
the risk that the savings we actually realize from our recently announced reduction in force and planned reduction in use of third party advisors will be less than anticipated and the risk that the costs associated with the reduction in force will be greater than anticipated;

vii.	a worsening of current economic conditions, as well as turmoil in the financial markets;

viii.
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

ix.	the quality and composition of our securities portfolio;

x.	changes in general economic conditions, either nationally or in our market areas, or in financial markets;

xi.
continuation of or changes in the historically low short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, and our net interest margin and funding sources;

xii.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

xiii.	our ability to develop and maintain a core deposit base or other low cost funding sources necessary to fund our activities;

xiv.
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

xv.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, as well as additional regulatory burdens, including those that result from being larger than $10 billion in total assets;

xvi.	our ability to control operating costs and expenses;

xvii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xviii.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xix.	the network and computer systems on which we depend could fail or experience a security breach;

xx.	our ability to attract and retain key members of our senior management team;

xxi.	increased competitive pressures among financial services companies;

xxii.	changes in consumer spending, borrowing and saving habits;

xxiii.	adverse changes in the securities markets;

xxiv.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxv.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxvi.	the ability of key third party providers to perform their obligations to us;

xxvii.
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board (FASB) or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxviii.	share price volatility and reputational risks related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;

xxix.	war or terrorist activities; and

xxx.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and under “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$20,084	$20,117
Interest-earning deposits in financial institutions	352,137	367,582
Total cash and cash equivalents	372,221	387,699
Securities available-for-sale, at fair value	2,059,832	2,575,469
Loans held-for-sale, carried at fair value	8,024	66,603
Loans held-for-sale, carried at lower of cost or fair value	1,358	466
Loans and leases receivable, net of allowance for loan and lease losses of $57,782 and $49,333 at September 30, 2018 and December 31, 2017, respectively	7,195,511	6,610,074
Federal Home Loan Bank and other bank stock, at cost	71,308	75,654
Servicing rights, net ($2,029 and $31,852 measured at fair value at September 30, 2018 and December 31, 2017, respectively, and $66 and $29,793 measured at fair value were held-for-sale at September 30, 2018 and December 31, 2017, respectively)	3,770	33,708
Other real estate owned, net	434	1,796
Premises, equipment, and capital leases, net	133,129	135,699
Bank owned life insurance	106,468	104,851
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	41,781	48,826
Deferred income taxes, net	47,865	31,074
Income tax receivable	1,764	8,739
Other intangible assets, net	6,990	9,353
Other assets	152,933	161,797
Assets of discontinued operations	20,290	38,900
Total assets	$10,260,822	$10,327,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,061,557	$1,071,608
Interest-bearing deposits	6,340,185	6,221,295
Total deposits	7,401,742	7,292,903
Advances from Federal Home Loan Bank	1,640,000	1,695,000
Long term debt, net	173,096	172,941
Reserve for loss on repurchased loans	2,575	6,306
Due on unsettled securities purchases	17,500	—
Accrued expenses and other liabilities	79,231	140,575
Liabilities of discontinued operations	—	7,819
Total liabilities	9,314,144	9,315,544
Commitments and contingent liabilities
Preferred stock	231,128	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,763,987 shares issued and 50,180,607 shares outstanding at September 30, 2018; 51,666,725 shares issued and 50,083,345 shares outstanding at December 31, 2017	518	517
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at September 30, 2018 and 508,107 shares issued and outstanding at December 31, 2017	5	5
Additional paid-in capital	624,789	621,435
Retained earnings	140,971	144,839
Treasury stock, at cost (1,583,380 shares at September 30, 2018 and December 31, 2017)	(28,786)	(28,786)
Accumulated other comprehensive (loss) income, net	(21,947)	5,227
Total stockholders’ equity	946,678	1,012,308
Total liabilities and stockholders’ equity	$10,260,822	$10,327,852
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans and leases, including fees	$84,795	$70,208	$241,014	$209,376
Securities	20,599	24,337	63,685	76,572
Other interest-earning assets	2,380	2,206	6,967	6,085
Total interest and dividend income	107,774	96,751	311,666	292,033
Interest expense
Deposits	25,154	15,468	62,264	44,370
Federal Home Loan Bank advances	8,996	3,352	25,927	7,549
Securities sold under repurchase agreements	47	500	1,008	686
Long term debt and other interest-bearing liabilities	2,385	2,395	7,073	8,411
Total interest expense	36,582	21,715	96,272	61,016
Net interest income	71,192	75,036	215,394	231,017
Provision for loan and lease losses	1,410	3,561	23,562	8,647
Net interest income after provision for loan and lease losses	69,782	71,475	191,832	222,370
Noninterest income
Customer service fees	1,446	1,576	4,529	4,868
Loan servicing income	439	553	3,698	3,441
Income from bank owned life insurance	551	583	1,617	1,780
Net gain on sale of securities available-for-sale	13	7,625	5,532	12,080
Net gain on sale of loans	279	5,735	1,059	10,737
Net gain (loss) on sale of mortgage servicing rights	24	—	(2,426)	—
Other income	2,072	2,293	7,458	6,069
Total noninterest income	4,824	18,365	21,467	38,975
Noninterest expense
Salaries and employee benefits	24,832	30,216	85,387	96,007
Occupancy and equipment	8,213	10,085	23,783	30,529
Professional fees	11,966	7,697	27,446	34,564
Outside service fees	954	881	3,913	3,883
Data processing	1,884	1,901	5,218	6,326
Advertising and promotion	3,152	1,051	9,293	3,893
Regulatory assessments	2,138	2,350	6,426	5,931
Loss on investments in alternative energy partnerships	2,484	8,348	4,258	26,791
Reversal of provision for loan repurchases	(360)	(749)	(2,366)	(1,477)
Amortization of intangible assets	693	916	2,363	3,062
Impairment on intangible assets	—	—	—	336
Restructuring expense	553	—	4,536	5,369
All other expense	4,368	12,975	12,959	26,672
Total noninterest expense	60,877	75,671	183,216	241,886
Income from continuing operations before income taxes	13,729	14,169	30,083	19,459
Income tax expense (benefit)	3,301	(3,939)	(1,273)	(23,163)
Income from continuing operations	10,428	18,108	31,356	42,622
Income (loss) from discontinued operations before income taxes (including net gain on disposal of $0 and $211, respectively, for the three months ended September 30, 2018 and 2017 and $1,275 and $13,749, respectively, for the nine months ended September 30, 2018 and 2017)	924	(1,958)	4,249	6,399
Income tax expense (benefit)	256	(799)	1,171	2,614
Income (loss) from discontinued operations	668	(1,159)	3,078	3,785
Net income	11,096	16,949	34,434	46,407
Preferred stock dividends	4,970	5,112	15,196	15,338
Impact of preferred stock redemption	2,307	—	2,307	—
Net income available to common stockholders	$3,819	$11,837	$16,931	$31,069
Basic earnings per common share
Income from continuing operations	$0.06	$0.25	$0.26	$0.52
Income (loss) from discontinued operations	0.01	(0.02)	0.06	0.08
Net income	$0.07	$0.23	$0.32	$0.60
Diluted earnings per common share
Income from continuing operations	$0.06	$0.25	$0.26	$0.52
Income (loss) from discontinued operations	0.01	(0.02)	0.06	0.07
Net income	$0.07	$0.23	$0.32	$0.59
Basic earnings per class B common share
Income from continuing operations	$0.06	$0.25	$0.26	$0.52
Income (loss) from discontinued operations	0.01	(0.02)	0.06	0.08
Net income	$0.07	$0.23	$0.32	$0.60
Diluted earnings per class B common share
Income from continuing operations	$0.06	$0.25	$0.26	$0.52
Income (loss) from discontinued operations	0.01	(0.02)	0.06	0.08
Net income	$0.07	$0.23	$0.32	$0.60
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$11,096	$16,949	$34,434	$46,407
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(2,568)	3,381	(23,760)	11,061
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	—	12,845
Reclassification adjustment for gain included in net income	(9)	(4,454)	(3,910)	(7,056)
Total change in unrealized (loss) gain on available-for-sale securities	(2,577)	(1,073)	(27,670)	16,850
Total other comprehensive (loss) income	(2,577)	(1,073)	(27,670)	16,850
Comprehensive income	$8,519	$15,876	$6,764	$63,257
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	46,407	—	—	46,407
Other comprehensive income, net	—	—	—	—	—	—	16,850	16,850
Issuance of common stock	—	5	2	(7)	—	—	—	—
Exercise of stock options	—	3	—	1,676	—	284	—	1,963
Share-based compensation expense	—	—	—	9,912	—	—	—	9,912
Restricted stock surrendered due to employee tax liability	—	(3)	—	(6,019)	—	—	—	(6,022)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	61	(123)	—	—	(62)
Stock appreciation right dividend equivalents	—	—	—	—	(608)	—	—	(608)
Dividends declared ($0.39 per common share)	—	—	—	—	(19,433)	—	—	(19,433)
Preferred stock dividends	—	—	—	—	(15,338)	—	—	(15,338)
Balance at September 30, 2017	$269,071	$542	$4	$619,849	$145,420	$(28,786)	$7,808	$1,013,908
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227	$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—	496	—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	5,723	1,012,308
Comprehensive income:
Net income	—	—	—	—	34,434	—	—	34,434
Other comprehensive loss, net	—	—	—	—	—	—	(27,670)	(27,670)
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(37,943)	—	—	—	(2,307)	—	—	(40,250)
Share-based compensation expense	—	—	—	5,273	—	—	—	5,273
Restricted stock surrendered due to employee tax liability	—	(1)	—	(2,118)	—	—	—	(2,119)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	201	(203)	—	—	(2)
Stock appreciation right dividend equivalents	—	—	—	—	(608)	—	—	(608)
Dividends declared ($0.39 per common share)	—	—	—	—	(19,492)	—	—	(19,492)
Preferred stock dividends	—	—	—	—	(15,196)	—	—	(15,196)
Balance at September 30, 2018	$231,128	$518	$5	$624,789	$140,971	$(28,786)	$(21,947)	$946,678
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$34,434	$46,407
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	23,562	8,647
Provision for unfunded loan commitments	532	2,257
Reversal of provision for loan repurchases	(2,366)	(1,477)
Depreciation on premises and equipment	8,061	9,546
Amortization of intangible assets	2,363	3,062
Amortization of debt issuance cost	155	171
Net amortization (accretion) of premium and discount on securities	908	(1,553)
Net accretion of deferred loan costs and fees	(551)	(917)
Accretion of discounts on purchased loans	(583)	(4,502)
Deferred income tax benefit	(5,314)	(25,341)
Bank owned life insurance income	(1,617)	(1,780)
Share-based compensation expense	5,273	9,912
Loss in investments in alternative energy partnerships	4,258	26,791
Impairment on intangible assets	—	336
Impairment on capitalized software projects	1,975	—
Net revenue from mortgage banking activities	(396)	(43,083)
Net gain on sale of loans	(1,059)	(10,737)
Net gain on sale of securities available for sale	(5,532)	(12,080)
Loss from change of fair value of mortgage servicing rights	1,274	10,346
Loss on sale or disposal of property and equipment	61	894
Loss on sale of mortgage servicing rights	2,426	—
Net gain on disposal of discontinued operations	(1,275)	(13,749)
Repurchase of mortgage loans	(12,666)	(27,261)
Originations of loans held-for-sale from mortgage banking	—	(1,533,889)
Originations of other loans held-for-sale	(6,274)	(92,393)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	27,535	1,962,308
Proceeds from sales of and principal collected on other loans held-for-sale	7,044	290,236
Change in accrued interest receivable and other assets	15,295	4,929
Change in accrued interest payable and other liabilities	(1,070)	(96,259)
Net cash provided by operating activities	96,453	510,821
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	417,870	937,173
Proceeds from maturities and calls of securities available-for-sale	478,200	262,378
Proceeds from principal repayments of securities available-for-sale	33,118	33,272
Proceeds from maturities and calls of securities held-to-maturity	—	143,505
Purchases of securities available-for-sale	(425,076)	(769,290)
Net cash provided by disposal of discontinued operations	—	56,076
Loan and lease originations and principal collections, net	(839,121)	(694,581)
Redemption of Federal Home Loan Bank stock	51,975	18,738
Purchase of Federal Home Loan Bank and other bank stock	(47,629)	(17,959)
Proceeds from sale of loans	230,291	604,538
Proceeds from sale of other real estate owned	1,795	1,652
Proceeds from sale of mortgage servicing rights	30,056	—
Proceeds from sale of premises and equipment	19	2,184
Additions to premises and equipment	(7,546)	(13,093)
Payments of capital lease obligations	(339)	(764)
Funding of equity investment	(2,874)	(24,506)
Net decrease (increase) in investments in alternative energy partnerships	1,027	(45,926)
Net cash (used) provided by investing activities	(78,234)	493,397
Cash flows from financing activities:
Net increase (decrease) in deposits	108,839	(1,738,557)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(410,000)	980,000
Repayment of long-term Federal Home Loan Bank advances	(25,000)	(100,000)
Proceeds from long-term Federal Home Loan Bank advances	380,000	100,000
Net increase in securities sold under repurchase agreements	—	36,520
Net decrease in other borrowings	—	(68,000)
Redemption of preferred stock	(40,250)	—
Payment of junior subordinated amortizing notes	—	(2,684)
Proceeds from exercise of stock options	—	1,963
Restricted stock surrendered due to employee tax liability	(2,119)	(6,022)
Dividend equivalents paid on stock appreciation rights	(607)	(607)
Dividends paid on preferred stock	(18,308)	(15,338)
Dividends paid on common stock	(26,252)	(19,177)
Net cash used by financing activities	(33,697)	(831,902)
Net change in cash and cash equivalents	(15,478)	172,316
Cash and cash equivalents at beginning of period	387,699	439,510
Cash and cash equivalents at end of period	$372,221	$611,826
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$90,365	$57,066
Income taxes paid	4,435	8,940
Income taxes refunds received	4,502	14,070
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	$434	$3,068
Transfer of loans held-for-investment to loans held-for-sale	231,844	592,998
Transfer of loans held-for-sale to loans held-for-investment	—	88,591
Reclassification of securities held-to-maturity to securities available-for-sale	—	740,863
Equipment acquired under capital leases	41	70
Reclassification of stranded tax effects to retained earnings	496	—
Due on unsettled securities purchases	17,500	54,500
Loans sold to Ginnie Mae that are subject to a repurchase option	—	42,141
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018
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
As of September 30, 2018, the Bank had 34 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC. The December 31, 2017 statement of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. Refer to Adopted Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2018.
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
Adopted Accounting Pronouncements: During the nine months ended September 30, 2018, the following pronouncements applicable to the Company were adopted:
In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The model is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Update, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14, is effective for interim and annual periods beginning after December 15, 2017. The Company’s revenue streams primarily consist of net interest income and noninterest income. The scope of this Update explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments, such as loans, leases, and securities. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are within the scope of this Update. The Company evaluated the accounting impact of adopting this guidance based on the following “Five-step Model” prescribed in ASC 606:

(i)	identify the contract;

(ii)	identify the performance obligation in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligation; and

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
In August 2018, the FASB issued ASU 2018-15. “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The ASU reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and was issued in response to a consensus reached by the FASB Emerging Issues Task Force. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for those incurred to develop or obtain internal-use software. The customer in a hosting arrangement that is a service contract is required to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract. For public business entities, this guidance should be applied either retrospectively or prospectively and is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company early adopted this guidance during the quarter ended June 30, 2018 to allow for the capitalization of implementation costs associated with cloud computing solutions. Adoption of the new guidance had no impact on the Company's consolidated financial statements.

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
The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to a cash payment for the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Additionally, the Company is entitled to receive an earn-out, payable quarterly, based on performance over the 38 months following completion of the transaction. During the three and nine months ended September 30, 2018, the Company recognized an earn-out of $786 thousand and $2.2 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized an earn-out of $228 thousand. Since the completion of the transaction, the Company has recognized a total earn-out of $3.3 million in Income from Discontinued Operations on the Consolidated Statements of Operations. Caliber retains an option to buy out the future earn-out payable to the Company for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber pays the buyout amount.
Caliber also purchased MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. During the three and nine months ended September 30, 2018, the Company recorded $0 and $1.3 million, respectively, to net gain on disposal of discontinued operations included in Income from discontinued operations before income taxes in the Consolidated Statements of Operations. Net gain on disposal of discontinued operations recognized in the first half of 2018 was primarily the result of the release of $1.0 million in liability for estimated discretionary incentive compensation payments to certain employees transferred to Caliber as the amount paid was less than the accrued liability. To date, the entire transaction has resulted in a net gain on disposal of $15.1 million.
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Total Net Gain on Disposal After Completion of Sale
($ in thousands)	2018	2017	2018	2017
Proceeds from the transaction	$—	$(14)	$—	$63,054	$63,054
Compensation expense related to the transaction	—	—	1,003	(3,500)	(2,497)
Other transaction costs	—	225	272	(3,478)	(3,159)
Net cash proceeds	—	211	1,275	56,076	57,398
Book value of certain assets sold	—	—	—	(2,455)	(2,455)
Book value of MSRs sold	—	—	—	(37,772)	(37,772)
Goodwill	—	—	—	(2,100)	(2,100)
Net gain on disposal	$—	$211	$1,275	$13,749	$15,071
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

The following tables present the financial information of discontinued operations as of the dates or for the periods indicated:
Statements of Financial Condition of Discontinued Operations

($ in thousands)	September 30, 2018	December 31, 2017
ASSETS
Loans held-for-sale, carried at fair value (1) (2)	$20,290	$38,696
Other assets	—	204
Assets of discontinued operations	$20,290	$38,900
LIABILITIES
Accrued expenses and other liabilities (1)	$—	$7,819
Liabilities of discontinued operations	$—	$7,819

(1)
Includes $0 and $7.1 million of loans sold to Government National Mortgage Association (GNMA) that were delinquent more than 90 days and subject to a repurchase option by the Company at September 30, 2018 and December 31, 2017, respectively. As such, the Company was deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

(2)	Includes $9.3 million and $24.1 million of non-performing loans at September 30, 2018 and December 31, 2017.

Statements of Operations of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Interest income
Loans, including fees	$130	$917	$505	$6,979
Total interest income	130	917	505	6,979
Noninterest income
Net gain on disposal	—	211	1,275	13,749
Loan servicing income	—	—	—	1,551
Net revenue from mortgage banking activities	108	13	396	43,083
All other income	786	238	2,200	990
Total noninterest income	894	462	3,871	59,373
Noninterest expense
Salaries and employee benefits	5	416	20	38,384
Occupancy and equipment	—	359	—	3,754
Professional fees	—	270	—	2,462
Outside Service Fees	—	567	—	6,180
Data processing	—	141	—	668
Advertising	—	75	—	1,357
Restructuring expense	—	279	—	3,794
All other expenses	95	1,230	107	3,354
Total noninterest expense	100	3,337	127	59,953
Income (loss) from discontinued operations before income taxes	924	(1,958)	4,249	6,399
Income tax expense (benefit)	256	(799)	1,171	2,614
Income (loss) from discontinued operations	$668	$(1,159)	$3,078	$3,785

Statements of Cash Flows of Discontinued Operations

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Net cash provided by operating activities	$13,869	$348,648
Net cash provided by investing activities	—	56,076
Net cash provided by discontinued operations	$13,869	$404,724

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include U.S. Small Business Administration (SBA) loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at September 30, 2018 or December 31, 2017.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of GNMA loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans were re-recognized at fair value and offset by a secured borrowing, as the loans were still legally owned by GNMA but failed sale accounting treatment under GAAP due to the repurchase option. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest. As of September 30, 2018, there were no loans that were delinquent more than 90 days and eligible to be repurchased out of GNMA loan pools. As of December 31, 2017, loans eligible to be repurchased out of GNMA loan pools of $66.0 million were classified as Level 3.
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
Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for these MSRs. Generally, the value is estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At September 30, 2018 and December 31, 2017, MSRs valued based on a third party provider's valuation were $2.0 million and $2.1 million, respectively. At September 30, 2018 and December 31, 2017, MSRs held-for-

sale of $66 thousand and $29.8 million, respectively, were valued based on a market bid adjusted for value associated with early payoffs and paydowns and included as Level 3.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$888	$—	$888	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	439,468	—	439,468	—
Non-agency residential mortgage-backed securities	451	—	451	—
Non-agency commercial mortgage-backed securities	132,704	—	132,704	—
Collateralized loan obligations	1,486,321	—	1,486,321	—
Loans held-for-sale, carried at fair value (1)	28,314	—	2,558	25,756
Mortgage servicing rights (2)	2,029	—	—	2,029
Derivative assets:
Interest rate swaps and caps (3)	2,099	—	2,099	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	2,064	—	2,064	—
December 31, 2017
Assets
Securities available-for-sale:
SBA loan pools securities	$1,058	$—	$1,058	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	476,929	—	476,929	—
Non-agency residential mortgage-backed securities	756	—	756	—
Non-agency commercial mortgage-backed securities	310,511	—	310,511	—
Collateralized loan obligations	1,702,318	—	1,702,318	—
Corporate debt securities	83,897	—	83,897	—
Loans held-for-sale, carried at fair value (5)	105,299	—	6,359	98,940
Mortgage servicing rights (2)	31,852	—	—	31,852
Derivative assets:
Interest rate swaps and caps (3)	1,005	—	1,005	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,033	—	1,033	—

(1)
Includes loans held-for-sale carried at fair value of $20.3 million ($2.6 million at Level 2 and $17.7 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Mortgage servicing rights
Balance at beginning of period (1)	$2,062	$42,109	$31,852	$76,121
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	33	(1,905)	(1,057)	(4,984)
Additions	—	574	—	12,126
Sales, paydowns, and other (2)	(66)	(2,063)	(28,766)	(44,548)
Balance at end of period	$2,029	$38,715	$2,029	$38,715
Loans repurchased or subject to repurchase option from GNMA Loan Pools (3)
Balance at beginning of period	$33,234	$73,545	$98,940	$58,260
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(22)	(809)	(276)	(794)
Additions	711	24,537	28,096	59,768
Sales, settlements, and other	(8,167)	(12,909)	(101,004)	(32,870)
Balance at end of period	$25,756	$84,364	$25,756	$84,364

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $37.7 million for the nine months ended September 30, 2017 in balance at beginning of period.

(2)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the nine months ended September 30, 2017.

(3)
Includes loans repurchased from GNMA Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $20.9 million and $52.1 million, respectively, for the three months ended September 30, 2018 and 2017 and $32.3 million and $58.3 million, respectively, for the nine months ended September 30, 2018 and 2017 in balance at beginning of period, and $17.7 million and $41.2 million, respectively, for the three and nine months ended September 30, 2018 and 2017 in balance at end of period.

Loans repurchased from GNMA loan pools and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option held by the Company had aggregate unpaid principal balances of $26.2 million and $99.7 million at September 30, 2018 and December 31, 2017, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of GNMA loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at September 30, 2018 and December 31, 2017:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
September 30, 2018
Mortgage servicing rights (1)	$1,963	Discounted cash flow	Discount rate	13.00% to 13.00% (13.00%)
			Prepayment rate	12.35% to 66.34% (16.25%)
December 31, 2017
Mortgage servicing rights (1)	$2,059	Discounted cash flow	Discount rate	13.00% to 13.00% (13.00%)
			Prepayment rate	10.04% to 49.97% (16.54%)

(1)
Excludes MSRs held-for-sale of $66 thousand and $29.8 million, respectively, which were valued based on a market bid adjusted for expected obligations arising from standard representations and warranties at September 30, 2018 and December 31, 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from GNMA loan pools at September 30, 2018 and December 31, 2017 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: The Company elected the fair value option for certain SFR mortgage loans held-for-sale. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. The Company also elected to record loans repurchased from GNMA at fair value, as the Company intends to sell them after curing any defects and, accordingly, they are classified as held-for-sale. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans were re-recognized at fair value and offset by a secured borrowing, as the loans were still legally owned by GNMA but failed sale accounting treatment under GAAP due to the repurchase option.
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	September 30, 2018			December 31, 2017
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$8,024	$8,239	$(215)	$66,603	$67,415	$(812)
Non-accrual loans (1)	1,852	1,958	(106)	60,999	61,900	(901)
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$20,290	$20,842	$(552)	$38,696	$39,541	$(845)
Non-accrual loans (2)	9,254	9,312	(58)	24,073	24,297	(224)

(1)	Includes loans guaranteed by the U.S. government of $1.5 million and $54.2 million, respectively, at September 30, 2018 and December 31, 2017.

(2)	Includes loans guaranteed by the U.S. government of $8.0 million and $20.7 million, respectively, at September 30, 2018 and December 31, 2017.
There were no loans held-for-sale that were 90 days or more past due and still accruing as of September 30, 2018 and December 31, 2017.
The assets and liabilities accounted for under the fair value option are initially measured at fair value. Gains and losses from subsequent changes in fair value are recognized in earnings. The following table presents changes in fair value related to subsequent changes in fair value included in earnings for these assets and liabilities measured at fair value for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net gains (losses) from fair value changes
Other income (continuing operations)	$11	$(70)	$198	$(62)
Net loss from mortgage banking activities (discontinued operations)	30	(996)	127	(1,551)
Changes in fair value due to instrument-specific credit risk were insignificant for the three and nine months ended September 30, 2018 and 2017. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations in the Consolidated Statements of Operations.

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
Loans Held-for-Sale, Carried at Lower of Cost or Fair Value: The Company records non-conforming jumbo mortgage loans held-for-sale and certain non-residential mortgage loans held-for-sale at the lower of cost or fair value, on an aggregate basis. The Company obtains fair values from a third party independent valuation service provider or uses quoted prices from similar assets, adjusted for specific attributes of that loan or similar market data, such as outstanding commitment from third party investors. Loans held-for-sale accounted for at the lower of cost or fair value are considered to be recognized at fair value when they are recorded at below cost, on an aggregate basis, and are classified as Level 2.
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
Other Real Estate Owned Assets: Other Real Estate Owned (OREO) assets are initially recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification due to the unobservable inputs used for determining fair value. Only OREO assets with a valuation allowance are considered to be carried at fair value. There was $0 and $134 thousand valuation allowance expense for OREO assets for the three months ended September 30, 2018 and 2017. The Company recorded valuation allowance expense for OREO assets of $53 thousand and $143 thousand for the nine months ended September 30, 2018 and 2017 in All Other Expense in the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets
Loans held-for-sale:
Commercial and industrial	$538	$—	$538	$—
Impaired loans:
Commercial and industrial	502	—	—	502
Other consumer	3	—	—	3
SBA	76	—	—	76
December 31, 2017
Assets
Impaired loans:
SBA	$174	—	—	$174
Other real estate owned:
Single family residential	1,415	—	—	1,415
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Impaired loans:
Single family residential mortgage	$—	$(27)	$(115)	$(27)
Commercial and industrial	(219)	—	(511)	—
SBA	1	(1)	(379)	(1)
Other consumer	—	—	(141)
Construction	—	—	—	(29)
Other real estate owned:
Single family residential	35	(264)	229	(236)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2018
Financial assets
Cash and cash equivalents	$372,221	$372,221	$—	$—	$372,221
Securities available-for-sale	2,059,832	—	2,059,832	—	2,059,832
Federal Home Loan Bank and other bank stock	71,308	—	71,308	—	71,308
Loans held-for-sale (1)	29,672	—	3,916	25,756	29,672
Loans and leases receivable, net of ALLL(3)	7,195,511	—	—	7,082,175	7,082,175
Accrued interest receivable	38,951	38,951	—	—	38,951
Derivative assets	2,099	—	2,099	—	2,099
Financial liabilities
Deposits	7,401,742	—	—	7,200,816	7,200,816
Advances from Federal Home Loan Bank	1,640,000	—	1,636,772	—	1,636,772
Long term debt	173,096	—	177,048	—	177,048
Derivative liabilities	2,064	—	2,064	—	2,064
Accrued interest payable	13,226	13,226	—	—	13,226
December 31, 2017
Financial assets
Cash and cash equivalents	$387,699	$387,699	$—	$—	$387,699
Securities available-for-sale	2,575,469	—	2,575,469	—	2,575,469
Federal Home Loan Bank and other bank stock	75,654	—	75,654	—	75,654
Loans held-for-sale (2)	105,765	—	6,866	98,940	105,806
Loans and leases receivable, net of ALLL(3)	6,610,074	—	—	6,601,767	6,601,767
Accrued interest receivable	35,355	35,355	—	—	35,355
Derivative assets	1,005	—	1,005	—	1,005
Financial liabilities
Deposits	7,292,903	—	—	7,063,613	7,063,613
Advances from Federal Home Loan Bank	1,695,000	—	1,695,039	—	1,695,039
Long term debt	172,941	—	180,560	—	180,560
Derivative liabilities	1,033	—	1,033	—	1,033
Accrued interest payable	7,321	7,321	—	—	7,321

(1)	Includes loans held-for-sale carried at fair value of $20.3 million ($2.6 million at Level 2 and $17.7 million at Level 3) of discontinued operations.

(2)	Includes loans held-for-sale carried at fair value of $38.7 million ($6.4 million at Level 2 and $32.3 million at Level 3) of discontinued operations.

(3)
In accordance with the Company's adoption of ASU No. 2016-01 during the first quarter of 2018, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Securities available-for-sale:
SBA loan pool securities	$910	$—	$(22)	$888
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	472,581	—	(33,113)	439,468
Non-agency residential mortgage-backed securities	439	12	—	451
Non-agency commercial mortgage-backed securities	135,558	—	(2,854)	132,704
Collateralized loan obligations	1,481,415	6,835	(1,929)	1,486,321
Total securities available-for-sale	$2,090,903	$6,847	$(37,918)	$2,059,832
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
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
During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million, to reposition its securities available-for-sale portfolio. At September 30, 2018, the Company's investment securities portfolio consisted of SBA loan pool securities, mortgage-backed securities, and collateralized loan obligations. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At September 30, 2018 and December 31, 2017, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Gross realized gains on sales and calls of securities available-for-sale	$13	$7,625	$5,532	$12,080
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$13	$7,625	$5,532	$12,080
Proceeds from sales and calls of securities available-for-sale	$283,114	$312,961	$896,070	$1,199,551

Investment securities with carrying values of $139.8 million and $564.4 million as of September 30, 2018 and December 31, 2017, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreements, and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Securities available-for-sale:
SBA loan pool securities	$888	$(22)	$—	$—	$888	$(22)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$14,964	$(376)	$424,417	$(32,737)	$439,381	$(33,113)
Non-agency residential mortgage-backed securities	78	—	44	—	122	—
Non-agency commercial mortgage-backed securities	132,703	(2,854)	—	—	132,703	(2,854)
Collateralized loan obligations	335,446	(1,929)	—	—	335,446	(1,929)
Total securities available-for-sale	$484,079	$(5,181)	$424,461	$(32,737)	$908,540	$(37,918)
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$4,880	$(35)	$470,092	$(15,301)	$474,972	$(15,336)
Non-agency residential mortgage-backed securities	—	—	148	(1)	148	(1)
Collateralized loan obligations	104,334	(266)	—	—	104,334	(266)
Total securities available-for-sale	$109,214	$(301)	$470,240	$(15,302)	$579,454	$(15,603)
The Company did not record other-than-temporary-impairment (OTTI) for investment securities for the three and nine months ended September 30, 2018 or 2017.
At September 30, 2018, the Company’s securities available-for-sale portfolio consisted of 151 securities, 76 of which were in an unrealized loss position. At December 31, 2017, the Company’s securities available-for-sale portfolio consisted of 191 securities, 33 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to the Company's mortgage-backed securities issued by U.S government sponsored entities and agencies. The Company also considers the lowest credit rating for identification of potential OTTI for other securities. As of September 30, 2018, nearly all of the Company's non-agency mortgage-backed securities or collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value is attributable to changes in interest rates, and not credit quality. The Company believes there was no OTTI as of September 30, 2018 and does not have the intent to sell its securities in an unrealized loss position and further believes it is not likely that it will be required to sell these securities before their anticipated recovery.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The Company's loan and lease portfolio includes Commercial and Industrial, Commercial Real Estate, Multifamily, SBA, Construction, Lease Financing, Single Family Residential Mortgage and Other Consumer loans. The Company’s Non-Traditional Mortgage (NTM) loans are included in Single Family Residential Mortgage and Other Consumer loans. NTM loans are comprised of three interest only products: Green Account Loans (Green Loans), which are a type of home equity line of credit (HELOC), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization.
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

($ in thousands)	NTM Loans	Traditional Loans and Leases	Total Loans and Leases Receivable
September 30, 2018
Commercial:
Commercial and industrial	$—	$1,673,055	$1,673,055
Commercial real estate	—	823,193	823,193
Multifamily	—	2,112,190	2,112,190
SBA	—	71,494	71,494
Construction	—	200,294	200,294
Lease financing	—	—	—
Consumer:
Single family residential mortgage	831,169	1,468,900	2,300,069
Other consumer	3,132	69,866	72,998
Total loans and leases	$834,301	$6,418,992	$7,253,293
Allowance for loan and lease losses			(57,782)
Loans and leases receivable, net			$7,195,511
December 31, 2017
Commercial:
Commercial and industrial	$—	$1,701,951	$1,701,951
Commercial real estate	—	717,415	717,415
Multifamily	—	1,816,141	1,816,141
SBA	—	78,699	78,699
Construction	—	182,960	182,960
Lease financing	—	13	13
Consumer:
Single family residential mortgage	803,355	1,252,294	2,055,649
Other consumer	3,578	103,001	106,579
Total loans and leases	$806,933	$5,852,474	$6,659,407
Allowance for loan and lease losses			(49,333)
Loans and leases receivable, net			$6,610,074

Non-Traditional Mortgage Loans
The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	91	$70,470	8.4%	101	$82,197	10.2%
Interest-only - first liens	517	757,135	90.8%	468	717,484	88.9%
Negative amortization	11	3,564	0.4%	11	3,674	0.5%
Total NTM - first liens	619	831,169	99.6%	580	803,355	99.6%
Green Loans (HELOC) - second liens	11	3,132	0.4%	12	3,578	0.4%
Total NTM - second liens	11	3,132	0.4%	12	3,578	0.4%
Total NTM loans	630	$834,301	100.0%	592	$806,933	100.0%
Total loans and leases		$7,253,293			$6,659,407
% of NTM to total loans and leases		11.5%			12.1%
Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. These loans are generally interest only with a 15-year balloon payment due at maturity. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value (LTV) ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of Green Loans in 2011.
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan.
Loans with the Potential for Negative Amortization
The Company discontinued origination of negative amortization loans in 2007. Negative amortization loans other than Green Loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the credit risk associated with these loans is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

Allowance for Loan and Lease Losses
The Company has established credit risk management processes that include regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees who may not be able to fulfill the contractual payment requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partially or fully charging off the principal balance. The Company maintains the ALLL at a level that is considered adequate to cover the estimated incurred losses in the loan and lease portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated incurred losses. The estimated funding of the loan commitments and credit risk factors determined based on outstanding loans that share similar credit risk exposure are used to establish the reserve. At September 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $4.2 million and $3.7 million, respectively, which are recorded in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition.
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
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$56,678	$42,385	$49,333	$40,444
Loans and leases charged off	(388)	(959)	(15,977)	(4,214)
Recoveries of loans and leases previously charged off	82	85	864	195
Provision for loan and lease losses	1,410	3,561	23,562	8,647
Balance at end of period	$57,782	$45,072	$57,782	$45,072
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

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three and nine months ended September 30, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at June 30, 2018	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678
Charge-offs	(342)	—	—	—	—	—	(45)	(1)	(388)
Recoveries	61	—	—	8	—	3	—	10	82
Provision	(40)	280	843	22	(172)	(3)	407	73	1,410
Balance at September 30, 2018	$16,543	$6,012	$15,473	$1,870	$3,247	$—	$13,598	$1,039	$57,782
Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(689)	—	(8)	(683)	—	—	(524)	(14,073)	(15,977)
Recoveries	158	—	—	240	—	12	436	18	864
Provision	2,794	1,041	2,216	612	(71)	(12)	2,690	14,292	23,562
Balance at September 30, 2018	$16,543	$6,012	$15,473	$1,870	$3,247	$—	$13,598	$1,039	$57,782
Individually evaluated for impairment	$122	$—	$—	$133	$—	$—	$640	$7	$902
Collectively evaluated for impairment	16,421	6,012	15,473	1,737	3,247	—	12,958	1,032	56,880
Total ending ALLL balance	$16,543	$6,012	$15,473	$1,870	$3,247	$—	$13,598	$1,039	$57,782
Loans:
Individually evaluated for impairment	$5,614	$—	$—	$1,834	$—	$—	$22,364	$739	$30,551
Collectively evaluated for impairment	1,667,441	823,193	2,112,190	69,660	200,294	—	2,277,705	72,259	7,222,742
Total ending loan balances	$1,673,055	$823,193	$2,112,190	$71,494	$200,294	$—	$2,300,069	$72,998	$7,253,293

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

	September 30, 2018			December 31, 2017
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
With no related ALLL recorded:
Commercial:
Commercial and industrial	$5,027	$4,990	$—	$471	$453	$—
SBA	1,717	1,624	—	342	335	—
Consumer:
Single family residential mortgage	7,895	7,917	—	7,521	7,553	—
Other consumer	554	557	—	4,664	4,663	—
With an ALLL recorded:
Commercial:
Commercial and industrial	624	624	122	3,146	3,129	498
SBA	222	210	133	635	609	435
Consumer:
Single family residential mortgage	14,343	14,447	640	7,090	7,146	277
Other consumer	209	182	7	157	162	7
Total	$30,591	$30,551	$902	$24,026	$24,050	$1,217
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Nine Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
September 30, 2018
Commercial:
Commercial and industrial	$5,423	$—	$—	$5,552	$4	$4
SBA	1,240	—	—	756	—	—
Consumer:
Single family residential mortgage	20,908	60	50	20,299	175	146
Other consumer	744	3	4	751	9	9
Total	$28,315	$63	$54	$27,358	$188	$159
September 30, 2017
Commercial:
Commercial and industrial	$506	$—	$—	$169	$—	$—
SBA	378	—	—	126	—	—
Construction	—	—	—	509	—	—
Lease Financing	53	—	—	18	—	—
Consumer:
Single family residential mortgage	14,673	57	45	11,904	142	134
Other consumer	366	2	3	711	6	6
Total	$15,976	$59	$48	$13,437	$148	$140

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases as of dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
September 30, 2018
NTM loans:
Single family residential mortgage	$6,079	$—	$—	$6,079	$825,090	$831,169
Other consumer	257	—	—	257	2,875	3,132
Total NTM loans	6,336	—	—	6,336	827,965	834,301
Traditional loans and leases:
Commercial:
Commercial and industrial	2,074	2,960	2,955	7,989	1,665,066	1,673,055
Commercial real estate	—	—	—	—	823,193	823,193
Multifamily	—	—	—	—	2,112,190	2,112,190
SBA	514	514	788	1,816	69,678	71,494
Construction	939	—	—	939	199,355	200,294
Consumer:
Single family residential mortgage	3,933	2,549	11,263	17,745	1,451,155	1,468,900
Other consumer	442	4	263	709	69,157	69,866
Total traditional loans and leases	7,902	6,027	15,269	29,198	6,389,794	6,418,992
Total	$14,238	$6,027	$15,269	$35,534	$7,217,759	$7,253,293
December 31, 2017
NTM loans:
Single family residential mortgage	$9,060	$1,879	$1,171	$12,110	$791,245	$803,355
Other consumer	—	—	—	—	3,578	3,578
Total NTM loans	9,060	1,879	1,171	12,110	794,823	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	136	3,595	948	4,679	1,697,272	1,701,951
Commercial real estate	—	—	—	—	717,415	717,415
Multifamily	—	—	—	—	1,816,141	1,816,141
SBA	3,578	—	1,319	4,897	73,802	78,699
Construction	—	—	—	—	182,960	182,960
Lease financing	—	—	—	—	13	13
Consumer:
Single family residential mortgage	6,862	3,370	6,012	16,244	1,236,050	1,252,294
Other consumer	3,194	413	92	3,699	99,302	103,001
Total traditional loans and leases	13,770	7,378	8,371	29,519	5,822,955	5,852,474
Total	$22,830	$9,257	$9,542	$41,629	$6,617,778	$6,659,407

Non-accrual Loans and Leases
The following table presents non-accrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in thousands)	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
Non-accrual loans and leases (1)
Commercial:
Commercial and industrial	$—	$5,751	$5,751	$—	$3,723	$3,723
SBA	—	2,249	2,249	—	1,781	1,781
Consumer:
Single family residential mortgage	1,520	15,558	17,078	1,171	8,176	9,347
Other consumer	—	445	445	—	4,531	4,531
Total non-accrual loans and leases	$1,520	$24,003	$25,523	$1,171	$18,211	$19,382
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
(1) The Company maintained specific reserves in ALLL for these loans, which were individually evaluated for impairment, of $567 thousand and $1.1 million at September 30, 2018 and December 31, 2017, respectively.
Loans in Process of Foreclosure
At September 30, 2018 and December 31, 2017, consumer mortgage loans of $1.9 million and $4.3 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
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
TDR loans consist of the following as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$2,522	$2,522	$—	$2,675	$2,675
SBA	—	162	162	—	—	—
Consumer:
Single family residential mortgage	2,676	2,610	5,286	2,699	2,653	5,352
Other consumer	294	—	294	294	—	294
Total	$2,970	$5,294	$8,264	$2,993	$5,328	$8,321
The Company had no commitments to lend to customers with outstanding loans that were classified as TDRs as of September 30, 2018 or December 31, 2017. Accruing TDRs were $5.6 million and non-accrual TDRs were $2.7 million at September 30, 2018 compared to accruing TDRs of $5.6 million and non-accrual TDRs of $2.7 million at December 31, 2017.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Nine Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2018
Commercial:
Commercial and industrial	2	$171	$163
Total	2	$171	$163
September 30, 2017
Consumer:
Single family residential mortgage	3	$2,416	$2,433
Total	3	$2,416	$2,433
During the three months ended September 30, 2018 and September 30, 2017, there were no new TDRs.
The following table summarizes new TDRs by modification type for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
September 30, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	2	$163
Total	—	$—	2	$163	2	$163
September 30, 2017
Consumer:
Single family residential mortgage	2	$1,290	1	$1,143	3	$2,433
Total	2	$1,290	1	$1,143	3	$2,433
The Company considers a TDR to be in payment default once it becomes 30 days or more past due following a modification. For the three and nine months ended September 30, 2018, there was one commercial and industrial loan with a principal balance of $100 thousand that was modified as a TDR during the preceding 12 months that had payment defaults during the period. For the three months ended September 30, 2017, there were no loans that were modified as TDRs during the preceding 12 months that had payment defaults during the period. For the nine months ended September 30, 2017, there was one single family residential mortgage loan with a principal balance of $124 thousand that was modified as a TDR during the preceding 12 months that had payment defaults during the period.

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

The following table presents the risk categories for total loans and leases as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
NTM loans:
Single family residential mortgage	$827,087	$1,576	$2,506	$—	$831,169
Other consumer	3,132	—	—	—	3,132
Total NTM loans	830,219	1,576	2,506	—	834,301
Traditional loans and leases:
Commercial:
Commercial and industrial	1,600,534	34,482	38,039	—	1,673,055
Commercial real estate	807,803	11,320	4,070	—	823,193
Multifamily	2,110,589	—	1,601	—	2,112,190
SBA	56,649	4,754	9,811	280	71,494
Construction	196,857	3,437	—	—	200,294
Lease financing	—	—	—	—	—
Consumer:
Single family residential mortgage	1,446,826	2,969	19,105	—	1,468,900
Other consumer	68,998	404	464	—	69,866
Total traditional loans and leases	6,288,256	57,366	73,090	280	6,418,992
Total	$7,118,475	$58,942	$75,596	$280	$7,253,293
December 31, 2017
NTM loans:
Single family residential mortgage	$800,589	$1,595	$1,171	$—	$803,355
Other consumer	3,578	—	—	—	3,578
Total NTM loans	804,167	1,595	1,171	—	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	1,651,628	33,376	16,947	—	1,701,951
Commercial real estate	713,131	—	4,284	—	717,415
Multifamily	1,815,601	540	—	—	1,816,141
SBA	72,417	1,555	4,621	106	78,699
Construction	182,960	—	—	—	182,960
Lease financing	13	—	—	—	13
Consumer:
Single family residential mortgage	1,240,866	2,282	9,146	—	1,252,294
Other consumer	98,030	422	4,549	—	103,001
Total traditional loans and leases	5,774,646	38,175	39,547	106	5,852,474
Total	$6,578,813	$39,770	$40,718	$106	$6,659,407

Purchases, Sales, and Transfers
From time to time, the Company purchases and sells loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost of fair value and any reductions in value on transfer are reflected as write-downs to allowance for loan losses. The Company had no purchases of loans and leases, excluding loans held-for-sale, for the three and nine months ended September 30, 2018 and 2017. The following table presents loans and leases transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
September 30, 2018
Commercial:
Commercial and industrial	$—	$(1,133)	$—	$(1,133)
Multifamily	—	—	—	(71,449)
Consumer:
Single family residential mortgage	—	(18,886)	—	(154,899)
Other consumer	—	—	—	(4,362)
Total	$—	$(20,019)	$—	$(231,843)
September 30, 2017
Commercial:
Commercial and industrial	$—	$—	$—	$(3,924)
Commercial real estate	—	—	—	(1,329)
Multifamily	—	—	—	(6,583)
SBA	—	—	—	(1,865)
Construction	—	—	—	(1,528)
Consumer:
Single family residential mortgage	88,591	(45,899)	88,591	(449,646)
Total	$88,591	$(45,899)	$88,591	$(464,875)
Purchased Credit Impaired Loans
The Company had no PCI loans at September 30, 2018 or December 31, 2017, due mainly to the sale of seasoned SFR mortgage PCI loans during the year ended December 31, 2017. The Company had acquired loans through business combinations and purchases of loan pools for which there was evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected.
The following table presents a summary of accretable yield, or income expected to be collected, for the periods indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2017	2017
Balance at beginning of period	$2,237	$41,181
Accretion of income	—	(3,833)
Changes in expected cash flows	—	(225)
Disposals	—	(34,886)
Other	(2,237)	(2,237)
Balance at end of period	$—	$—
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
The following table presents a composition of total income from servicing rights, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, on a consolidated operations basis, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Servicing fees for sold loans with servicing retained	$472	$4,521	$4,612	$15,352
Losses on the fair value and runoff of servicing rights	(33)	(3,968)	(914)	(10,360)
Total income from servicing rights	$439	$553	$3,698	$4,992
During the three months ended March 31, 2017, the Company suspended sales of MSRs under a flow-agreement with a third party investor that occurred contemporaneous with SFR mortgage loan sales to GSEs. The Company does not expect to resume sales under the flow-agreement, as the Company has discontinued its mortgage banking activities.
During the first half of 2018, the Company sold $28.5 million of MSRs on approximately $3.55 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $30.1 million, subject to a prepayment protection provision and standard representations and warranties. There were no sales of MSRs during the three months ended September 30, 2018. During the three months ended September 30, 2018, the Company recorded a net gain on sale of mortgage servicing rights of $24 thousand primarily as a result of the release of liability of transaction costs as the amount paid was less than the accrued liability. The sale of MSRs resulted in a net loss of $2.4 million for the nine months ended September 30, 2018, primarily related to transaction costs, provision for early repayments of loans, and expected repurchase obligations under standard representations and warranties.
The following table presents a composition of servicing rights, on a consolidated operations basis, as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017
Mortgage servicing rights, at fair value	$2,029	$31,852
SBA servicing rights, at amortized cost	1,741	1,856
Total	$3,770	$33,708
Mortgage loans sold with servicing retained are subserviced by a third party vendor. The unpaid principal balance of these loans at September 30, 2018 and December 31, 2017 was $223.6 million and $3.94 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $479 thousand and $17.8 million at September 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of the loans underlying our SBA servicing rights at September 30, 2018 and December 31, 2017 was $99.0 million and $101.0 million, respectively.
Mortgage Servicing Rights
At September 30, 2018 and December 31, 2017, MSRs of $66 thousand and $29.8 million, respectively, were held for sale and valued based on a market bid adjusted for expected repurchase obligations under standard representations and warranties as a Level 3 fair value measurement.
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

($ in thousands)	September 30, 2018	December 31, 2017
Fair value of retained MSRs	$1,963	$2,059
Discount rate	13.00%	13.00%
Constant prepayment rate	16.25%	16.54%
Weighted-average life	5.16 years	5.07 years

The following table presents activity in the MSRs, on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$2,062	$42,109	$31,852	$76,121
Additions	—	574	—	12,126
Sales of servicing rights (1)	—	—	(28,549)	(39,186)
Changes in fair value resulting from valuation inputs or assumptions	33	(1,905)	(1,057)	(4,984)
Other	(66)	(2,063)	(217)	(5,362)
Balance at end of period	$2,029	$38,715	$2,029	$38,715
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the nine months ended September 30, 2017.
SBA Servicing Rights
The Company used a discount rate of 9.25 percent to calculate the present value of cash flows and used available prepayment data to estimate prepayment speed. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,807	$1,725	$1,856	$1,496
Additions	18	133	127	479
Amortization, including prepayments	(75)	(59)	(228)	(159)
Impairment	(9)	(66)	(14)	(83)
Balance at end of period	$1,741	$1,733	$1,741	$1,733

NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$710	$3,267	$1,796	$2,502
Additions	—	1,265	434	3,068
Sales and net direct write-downs	(327)	(716)	(2,038)	(1,751)
Net change in valuation allowance	51	(134)	242	(137)
Balance at end of period	$434	$3,682	$434	$3,682
The following table presents the activity in the OREO valuation allowance included in All Other Expense in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$51	$9	$242	$6
Additions	—	134	143	143
Recoveries	—	—	(90)	—
Net direct write-downs and removals from sale	(51)	—	(295)	(6)
Balance at end of period	$—	$143	$—	$143
The following table presents expenses related to foreclosed assets included in All Other Expense in the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net loss on sales	$(16)	$(130)	$(13)	$(99)
Operating expenses, net of rental income	(32)	(11)	(134)	(24)
Total	$(48)	$(141)	$(147)	$(123)
The Company did not provide loans to finance the purchase of its OREO properties during the three or nine months ended September 30, 2018 or 2017.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At September 30, 2018 and December 31, 2017, the Company had goodwill of $37.1 million. The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test as of August 31, 2018 and determined that no goodwill impairment existed.
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
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of September 30, 2018, the weighted average remaining amortization period for core deposit intangibles was approximately 5.5 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2018
Core deposit intangibles	$30,904	$23,914	$6,990
December 31, 2017
Core deposit intangibles	$30,904	$21,551	$9,353
Aggregate amortization of intangible assets was $693 thousand and $916 thousand for the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. The following table presents estimated future amortization expenses as of September 30, 2018:

($ in thousands)	Remainder of 2018	2019	2020	2021	2022 and After	Total
Estimated future amortization expense	$644	$2,195	$1,518	$1,081	$1,552	$6,990
During the three months ended March 31, 2017, the Company wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the three months ended March 31, 2017, the customer relationships with the third party buyers of residential renovation loans were transferred to Caliber in connection with the Company’s sale of assets and activities relating to its Banc Home Loans division to Caliber and the Company ceased utilizing the RenovationReady trade name.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents the Company's advances from the FHLB as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017
Fixed rate:
Outstanding balance	$905,000	$550,000
Interest rates ranging from	1.60%	1.23%
Interest rates ranging to	3.32%	3.00%
Weighted average interest rate	2.47%	2.02%
Variable rate:
Outstanding balance	735,000	1,145,000
Weighted average interest rate	2.33%	1.40%
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2018 and December 31, 2017, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.77 billion and $2.90 billion, respectively, and securities with carrying values of $0 and $405.6 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $44.3 million and $48.7 million at September 30, 2018 and December 31, 2017, respectively. Based on this collateral, the Bank's financing availability, and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.21 billion at September 30, 2018.
At September 30, 2018, the Bank maintained a line of credit of $43.9 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $55.1 million, with no outstanding borrowings at that date. At September 30, 2018, the Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at September 30, 2018 and December 31, 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
On June 30, 2017, the Company voluntarily terminated a $75.0 million line of credit that was maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017 and a floating interest rate equal to a London Interbank Offered Rate (LIBOR) rate plus 2.25 percent or The Wall Street Journal’s prime rate (Prime Rate). The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line. The proceeds of the line were used for working capital purposes.

NOTE 10 – LONG-TERM DEBT
The following table presents the Company's long-term debt as of the dates indicated:

	September 30, 2018		December 31, 2017
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,904)	$175,000	$(2,059)
Total	$175,000	$(1,904)	$175,000	$(2,059)
Senior Notes
On April 6, 2015, the Company completed the issuance and sale of $175.0 million aggregate principal amount of its 5.25 percent senior notes due April 15, 2025 (the Senior Notes). Net proceeds after discount were approximately $172.8 million.
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
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the Supplemental Indenture and together with the Base Indenture, the Indenture). The Indenture contains several covenants which, among other things, restrict the Company’s and the Company’s subsidiaries' ability to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.
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
The Purchase Contracts and Amortizing Notes were accounted for separately. The Purchase Contract component of the TEUs was recorded in Additional Paid in Capital in the Consolidated Statements of Financial Condition. The Amortizing Note component was recorded in Long-Term Debt in the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively, at the date of issuance. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the debt component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs was amortized over the term of the Amortizing Notes.
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

NOTE 11 – INCOME TAXES
For the three months ended September 30, 2018 and 2017, income tax expense (benefit) of continuing operations was $3.3 million and $(3.9) million, respectively, and the effective tax rate was 24.0 percent and (27.8) percent, respectively. For the nine months ended September 30, 2018 and 2017, income tax benefit of continuing operations was $(1.3) million and $(23.2) million, respectively, and the effective tax rate was (4.2) percent and (119.0) percent, respectively. The Company recognized lower income tax benefits for the 2018 periods mainly due to the reduction in the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $412 thousand and $9.6 million respectively, for the three and nine months ended September 30, 2018, compared to $8.8 million and $33.3 million, respectively, of tax credits recognized for the three and nine months ended September 30, 2017. The reduction in tax credits received by the Bank on the investments in alternative energy partnerships is due to less new equipment being placed into service by the investments. The lower income tax benefit was also partially offset by the decrease in the federal statutory tax rate from 35% to 21% as a result of H.R. 1, originally known (and referred to below) as the “Tax Cuts and Jobs Act”, which became effective on January 1, 2018. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the bases of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $47.9 million and $31.1 million at September 30, 2018 and December 31, 2017, respectively. The overall increase in net deferred tax assets was primarily due to a decrease of $6.1 million in deferred tax liabilities resulting from the sale of mortgage servicing rights and an increase of $11.5 million in deferred tax assets from the increase of unrealized loss on securities available-for-sale.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.1 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of September 30, 2018, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $980 thousand. At September 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2015. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2014 (other state income and franchise tax statutes of limitations vary by state).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$3,149	$8,028	$6,306	$7,974
Initial provision for loan repurchases	18	98	73	1,613
Subsequent change in the provision	(360)	(749)	(2,366)	(1,477)
Utilization of reserve for loan repurchases	(232)	(1,204)	(1,438)	(1,937)
Balance at end of period	$2,575	$6,173	$2,575	$6,173
During the three and nine months ended September 30, 2018, reserve for loss on repurchased loans decreased by $574 thousand and $3.7 million, respectively. The decreases were primarily due to methodology and data enhancements. During the nine months ended September 30, 2018, approximately $1.5 million of the decrease was due to portfolio run-off and repurchase settlement activities, and approximately $2.2 million of the decrease was due to methodology and data enhancements. The methodology and data enhancements were primarily a result of additional insights gained through the due diligence process pertaining to the MSR sale during the three months ended March 31, 2018 and utilization of the Company's actual run-off and historical loss data as opposed to industry data.
The Company believes that its obligations for mortgage loan repurchases or loss reimbursements were adequately reserved for at September 30, 2018.

NOTE 13 – DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back agreements are intended to offset each other and allow the Company to retain the credit risk of the transaction with its customer in exchange for a fee. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018 and 2017, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated.

	September 30, 2018		December 31, 2017
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in assets:
Interest rate swaps and caps on loans	$97,451	$2,099	$70,486	$1,005
Total included in assets	$97,451	$2,099	$70,486	$1,005
Included in liabilities:
Interest rate swaps and caps on loans	$97,451	$2,064	$70,486	1,033
Total included in liabilities	$97,451	$2,064	$70,486	$1,033
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

NOTE 14 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018 (the Effective Date), the Company's stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (2018 Omnibus Plan). As of the Effective Date, the Company discontinued granting awards under the Company’s 2013 Omnibus Incentive Plan (2013 Omnibus Plan) or any prior equity incentive plans and future stock-based compensation awards to its directors and employees will be made pursuant to the 2018 Omnibus Plan. The 2018 Omnibus Plan provides that the maximum number of shares that will be available for awards is 4,417,882, which represents the number of shares that were available for new awards under the 2013 Omnibus Plan immediately prior to the Effective Date. As of September 30, 2018, 4,376,895 shares were available for future awards.
On December 28, 2017, the Company initiated the termination of the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust, a Maryland statutory trust (the SECT), which was established to fund employee stock compensation and benefit obligations of the Company. The termination of the SECT was completed during the quarter ended September 30, 2018. See Note 15 for additional information.
Share-based Compensation Expense
The following table presents share-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Stock options	$32	$36	$145	$703
Restricted stock awards and units	1,366	2,185	5,128	9,167
Stock appreciation rights	—	—	—	42
Total share-based compensation expense	$1,398	$2,221	$5,273	$9,912
Related tax benefits	$410	$927	$1,546	$4,122
The following table presents unrecognized share-based compensation expense as of September 30, 2018:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$173	1.6 years
Restricted stock awards and restricted stock units	10,853	2.4 years
Total	$11,026	2.4 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three- to five- year vesting period and contractual terms of seven to ten years. The Company recognizes an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price.
The following table represents stock option activity for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	186,973	$13.54	6.3 years	$1,123
Outstanding at end of period	186,973	$13.54	6.1 years	$1,002
Exercisable at end of period	123,125	$13.67	5.8 years	$644

The following table represents stock option activity for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	210,973	$13.99	7.0 years	$1,405
Exercised	(24,000)	$17.50	8.2 years	$—
Outstanding at end of period	186,973	$13.54	6.1 years	$1,002
Exercisable at end of period	123,125	$13.67	5.8 years	$644
The following table sets forth information regarding unvested stock options for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	73,324	$13.32	105,432	$13.31
Vested	(9,476)	$13.46	(41,584)	$13.32
Outstanding at end of period	63,848	$13.30	63,848	$13.30
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holder of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	985,237	$18.84	911,633	$18.73
Granted (1)	41,108	$20.00	619,970	$18.92
Vested (1)	(68,506)	$18.02	(386,723)	$18.84
Forfeited (1)	(45,140)	$18.23	(232,181)	$18.27
Outstanding at end of period	912,699	$18.99	912,699	$18.99

(1)
The number of granted shares/units includes aggregate performance-based shares of 0 and 306,801 for the three and nine months ended September 30, 2018, respectively. The number of vested shares includes aggregate performance-based shares of 0 and 44,817 for the three and nine months ended September 30, 2018, respectively. The number of forfeited shares includes aggregate performance-based shares of 12,958 and 60,378 for the three and nine months ended September 30, 2018, respectively. The vesting of these awards is subject to certain performance targets and goals being met. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance.

Stock Appreciation Rights
On August 21, 2012, the Company granted to Steven A. Sugarman, its then- (now former) chief executive officer a ten-year stock appreciation right (SAR) for 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share with one-third of the Initial SAR vesting on the grant date and the remaining amount vesting over a period of 2 years. The Initial SAR entitles Mr. Sugarman to dividend equivalent rights and originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) were issued to Mr. Sugarman upon certain stock issuances by the Company, as described below. On March 24, 2016, concurrent with entering into a new employment agreement with the Company, Mr. Sugarman entered into a letter agreement that eliminated this anti-dilution provision of the Initial SAR. Under the terms of the March 24, 2016 letter agreement, in consideration of the removal of the anti-dilution provision of the Initial SAR, the Company granted Mr. Sugarman a one-time performance, based restricted stock award with an aggregate grant date fair market value of $5.0 million, which was scheduled to vest in full on March 24, 2017, but was also subject to restrictions on sale or transfer through March 24, 2021.
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
The following table represents SARs activity as of and for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	4.1 years	$12,390
Outstanding at end of period	1,559,012	$11.60	3.9 years	$11,377
Exercisable at end of period	1,559,012	$11.60	3.9 years	$11,377
The following table represents SARs activity as of and for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	4.6 years	$14,105
Outstanding at end of period	1,559,012	$11.60	3.9 years	$11,377
Exercisable at end of period	1,559,012	$11.60	3.9 years	$11,377

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
On November 1, 2010, the Company also issued warrants to COR Advisors LLC (COR Advisors), an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company (and resigned from those and all other positions with the Company and the Bank on January 23, 2017). The warrants entitled COR Advisors to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. On August 3, 2011, COR Advisors transferred warrants for the right to purchase 960,000 shares of non-voting common stock to COR Capital Holdings LLC (COR Capital Holdings), an entity controlled by Steven A. Sugarman, and transferred warrants for the right to purchase the remaining 435,000 shares of non-voting common stock to Jeffrey T. Seabold, the Company's then- (now former) Executive Vice President and Management Vice-Chair.
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
On August 17, 2016, the living trust for Steven A. Sugarman and his spouse transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. These transferred warrants were last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares, respectively. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrants. Under his irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. At September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, in accordance with Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000,130,000, and 40,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875, 77,376 and 23,237 shares of the Company's non-voting common stock, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $8.80, $8.72, $8.66, $8.61 and $8.55 per share, respectively. As a result of these exercises, Jason Sugarman no longer holds any warrants to purchase shares of the Company’s stock. During the three months ended June 30, 2018, based on additional documentation received from Jason Sugarman, it was determined that Jason Sugarman was eligible to receive voting common stock under the terms of the transferred warrant for the exercises that previously occurred on March 31, 2017, June 30, 2017 and September 30, 2017. Accordingly, on June 6, 2018, an aggregate of 176,488 shares of Company's non-voting common stock owned by Jason Sugarman were canceled and he was issued 176,488 shares of the Company's voting common stock in lieu thereof.
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

	September 30, 2018			December 31, 2017
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series C 8.00% non-cumulative perpetual	$—	$—	$—	$40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	$240,000	$240,000	$231,128	$280,250	$280,250	$269,071
On September 17, 2018, the Company completed the redemption of all 40,250 outstanding shares of the Company's 8.00 percent Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), which resulted in the simultaneous redemption of all 1,610,000 of the outstanding related depositary shares (Series C Depository Shares), each representing a 1/40th interest in a share of Series C Preferred Stock, at a redemption price of the liquidation amount of $1,000 per share of Series C Preferred Stock (equivalent to $25 per Series C Depository Share). The redemption price represented an aggregate amount of $40.3 million and did not accrue interest from and following the regularly scheduled dividend payment date of September 15, 2018. Deferred stock issuance costs of $2.3 million originally recorded as a reduction to preferred stock upon issuance of the Series C Preferred Stock were reclassified to retained earnings and resulted in a one-time, non-cash reduction to net income allocated to common stockholders. This affected the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018. See Note 18 for additional information.

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
On December 28, 2017, in order to effectuate the early termination of the SECT, as authorized by the Company’s Board of Directors, the Company purchased from the SECT all 2,500,000 shares of voting common stock held by the SECT at a purchase price of $21.00 per share (the closing price per share of the voting common stock on December 27, 2017), or $52.5 million in the aggregate (the SECT Termination Sale). Following the SECT Termination Sale, such shares of voting common stock were canceled. Of the proceeds from the SECT Termination Sale, $2.7 million was to be utilized for the purpose of funding obligations under certain of the Company’s benefit plans to which 126,517 shares of voting common stock had been allocated prior to the SECT Termination Sale, and $49.8 million was remitted by the SECT Trustee to the Company, which was deemed to be in satisfaction and termination of all remaining obligations of the SECT under the promissory note, which had an outstanding principal balance of $50.9 million plus accrued interest. During the quarter ended September 30, 2018, the remaining cash balance in the SECT, including the aforementioned proceeds of $2.7 million from the SECT Termination Sale, was disbursed from the SECT to the Company to fund the Company's 401(k) plan as well as health and welfare plans. The termination of the SECT was completed upon the filing of a certificate of cancellation with the Maryland Department of Assessments and Taxation on September 24, 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$(19,370)	$8,881	$5,227	$(9,042)
Unrealized (loss) gain arising during the period	(3,633)	5,788	(34,111)	18,937
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	—	21,990
Reclassification adjustment from other comprehensive income	(13)	(7,625)	(5,532)	(12,080)
Tax effect of current period changes	1,069	764	11,973	(11,997)
Total changes, net of taxes	(2,577)	(1,073)	(27,670)	16,850
Reclassification of stranded tax effects to retained earnings	—	—	496	—
Balance at end of period	$(21,947)	$7,808	$(21,947)	$7,808

NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Banc of California, Inc.
Total risk-based capital	$970,217	14.05%	$552,550	8.00%	N/A	N/A
Tier 1 risk-based capital	908,187	13.15%	414,412	6.00%	N/A	N/A
Common equity tier 1 capital	677,059	9.80%	310,809	4.50%	N/A	N/A
Tier 1 leverage	908,187	8.99%	404,082	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,099,966	15.94%	$552,068	8.00%	$690,085	10.00%
Tier 1 risk-based capital	1,037,936	15.04%	414,051	6.00%	552,068	8.00%
Common equity tier 1 capital	1,037,936	15.04%	310,538	4.50%	448,555	6.50%
Tier 1 leverage	1,037,936	10.29%	403,522	4.00%	504,402	5.00%
December 31, 2017
Banc of California, Inc.
Total risk-based capital	$1,002,200	14.56%	$550,499	8.00%	N/A	N/A
Tier 1 risk-based capital	949,151	13.79%	412,874	6.00%	N/A	N/A
Common equity tier 1 capital	682,539	9.92%	309,656	4.50%	N/A	N/A
Tier 1 leverage	949,151	9.39%	404,339	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,131,057	16.56%	$546,359	8.00%	$682,949	10.00%
Tier 1 risk-based capital	1,078,008	15.78%	409,769	6.00%	546,359	8.00%
Common equity tier 1 capital	1,078,008	15.78%	307,327	4.50%	443,917	6.50%
Tier 1 leverage	1,078,008	10.67%	404,060	4.00%	505,074	5.00%
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

NOTE 17 – VARIABLE INTEREST ENTITIES
The Company holds ownership interests in alternative energy partnerships and qualified affordable housing partnerships, and held an interest in the SECT prior to the termination of the SECT. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest.
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
During the three months ended September 30, 2018 and 2017, the Company funded $0 and $15.0 million, respectively, into these partnerships and recognized a loss on investment of $2.5 million and $8.3 million, respectively, through its HLBV application. During the nine months ended September 30, 2018 and 2017, the Company received a return of capital of $1.0 million and funded $45.9 million, respectively, from and into these partnerships and recognized a loss on investment of $4.3 million and $26.8 million, respectively, through its HLBV application. As a result, the balance of these investments was $41.8 million and $43.8 million, respectively, at September 30, 2018 and 2017. From an income tax benefit perspective, the Company recognized investment tax credits of $412 thousand and $8.8 million, respectively, during the three months ended September 30, 2018 and 2017, and $9.6 million and $33.3 million, respectively, during the nine months ended September 30, 2018 and 2017, as well as income tax benefits relating to the recognition of its loss through its HLBV application during these periods.
During the year ended December 31, 2017, the Company completed the funding on one of its two investments. While the Company had committed $100.0 million to the investment, the amount that was drawn down and funded by the Company was $62.8 million and the remaining $37.2 million of the commitment was canceled. During the three months ended June 30, 2018, the Company reached the completion deadline of its remaining investment. While the Company had committed $100.0 million to that investment, the amount that was drawn down and funded by the Company was $49.9 million, of which $1.0 million was unused and returned to the Company, and the remaining $50.1 million of commitment was canceled.

The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017
Cash	$6,281	$16,518
Equipment, net of depreciation	261,304	246,297
Other assets	3,952	2,444
Total unconsolidated assets	$271,537	$265,259
Total unconsolidated liabilities	$6,127	$7,181
Maximum loss exposure	$41,781	$98,910
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $41.8 million, which is the Company's recorded investment amount at September 30, 2018.
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
At September 30, 2018 and December 31, 2017, the Company had a total investment in qualified affordable housing projects of $20.5 million and $22.0 million, respectively. During the three and nine months ended September 30, 2018, the Company funded $384 thousand and $2.0 million, respectively, and recognized proportional amortization expense of $498 thousand and $1.5 million, respectively. The Company has funded $15.6 million of its $29.3 million aggregated funding commitments and had an unfunded commitment of $13.6 million at September 30, 2018. During the three and nine months ended September 30, 2017, the Company funded $2.2 million and $4.2 million, respectively, into qualified affordable housing projects and recognized proportional amortization expense of $255 thousand and $982 thousand, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $470 thousand and $98 thousand, respectively, during the three months ended September 30, 2018 and 2017, and $1.4 million and $637 thousand, respectively, during the nine months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, the maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $20.5 million and $22.0 million, respectively, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax Benefit in the Consolidated Statements of Operations.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's Statements of Financial Condition.
Consolidated VIE
On August 3, 2016, the Company established the SECT pursuant to the SECT Trust Agreement to fund employee compensation and benefit obligations of the Company using shares of the Company’s common stock. On August 3, 2016, the Company sold 2,500,000 shares of voting common stock to the SECT at a purchase price of $21.45 per share (the closing price of the voting common stock on August 2, 2016), or $53.6 million in the aggregate, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT was to terminate on January 1, 2032 unless terminated earlier in accordance with the SECT Trust Agreement, including by the Company’s Board of Directors.

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
On December 28, 2017, in order to effectuate the early termination of the SECT, as authorized by the Company’s Board of Directors, the Company purchased from the SECT all 2,500,000 shares of voting common stock held by the SECT. On September 24, 2018, the termination of the SECT was completed. See Note 15 for additional information.

NOTE 18 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$10,330	$98	$10,428	$31,043	$313	$31,356
Less: participating securities dividends	(200)	(2)	(202)	(602)	(6)	(608)
Less: preferred stock dividends	(4,923)	(47)	(4,970)	(15,044)	(152)	(15,196)
Less: preferred stock redemption	(2,285)	(22)	(2,307)	(2,284)	(23)	(2,307)
Income from continuing operations allocated to common stockholders	2,922	27	2,949	13,113	132	13,245
Income from discontinued operations	662	6	668	3,047	31	3,078
Net income allocated to common stockholders	$3,584	$33	$3,617	$16,160	$163	$16,323
Weighted average common shares outstanding	50,179,555	476,521	50,656,076	50,108,501	505,089	50,613,590
Dilutive effects of stock units	195,508	—	195,508	140,200	—	140,200
Dilutive effects of stock options	47,068	—	47,068	44,856	—	44,856
Dilutive effects of warrants	812	—	812	74,356	—	74,356
Average shares and dilutive common shares	50,422,943	476,521	50,899,464	50,367,913	505,089	50,873,002
Basic earnings per common share
Income from continuing operations	$0.06	$0.06	$0.06	$0.26	$0.26	$0.26
Income from discontinued operations	0.01	0.01	0.01	0.06	0.06	0.06
Net income	$0.07	$0.07	$0.07	$0.32	$0.32	$0.32
Diluted earnings per common share
Income from continuing operations	$0.06	$0.06	$0.06	$0.26	$0.26	$0.26
Income from discontinued operations	0.01	0.01	0.01	0.06	0.06	0.06
Net income	$0.07	$0.07	$0.07	$0.32	$0.32	$0.32
For the three and nine months ended September 30, 2018, there were 17,495 and 279,249 stock units, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive. There were no stock options that were anti-dilutive.

The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$17,980	$128	$18,108	$42,384	$238	$42,622
Less: income allocated to participating securities	(152)	(1)	(153)	(327)	(2)	(329)
Less: participating securities dividends	(202)	(1)	(203)	(605)	(3)	(608)
Less: preferred stock dividends	(5,076)	(36)	(5,112)	(15,252)	(86)	(15,338)
Income from continuing operations allocated to common stockholders	12,550	90	12,640	26,200	147	26,347
Income from discontinued operations	(1,151)	(8)	(1,159)	3,764	21	3,785
Net income allocated to common stockholders	$11,399	$82	$11,481	$29,964	$168	$30,132
Weighted average common shares outstanding	50,006,370	355,944	50,362,314	49,881,231	279,697	50,160,928
Dilutive effects of stock units	130,700	—	130,700	96,899	—	96,899
Dilutive effects of stock options	147,424	—	147,424	187,206	—	187,206
Dilutive effects of warrants	292,920	—	292,920	365,374	—	365,374
Average shares and dilutive common shares	50,577,414	355,944	50,933,358	50,530,710	279,697	50,810,407
Basic earnings per common share
Income from continuing operations	$0.25	$0.25	$0.25	$0.52	$0.52	$0.52
Income from discontinued operations	(0.02)	(0.02)	0.02	0.08	0.08	0.08
Net income	$0.23	$0.23	$0.23	$0.60	$0.60	$0.60
Diluted earnings per common share
Income from continuing operations	$0.25	$0.25	$0.25	$0.52	$0.52	$0.52
Income from discontinued operations	(0.02)	(0.02)	(0.02)	0.07	0.08	0.07
Net income	$0.23	$0.23	$0.23	$0.59	$0.60	$0.59

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	September 30, 2018		December 31, 2017
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$2,547	$306,499	$1,851	$335,654
Unused lines of credit	1,662	1,178,559	19,085	1,309,170
Letters of credit	1,046	9,321	1,050	12,976

(1)	Included no commitments to extend credit related to discontinued operations at September 30, 2018 and December 31, 2017.
Commitments to make loans are generally made for periods of 30 days or less.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of September 30, 2018, the Bank has paid $14.0 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.0 million as of September 30, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 22 for additional information.
At September 30, 2018, the Company had unfunded commitments of $13.6 million, $10.1 million, and $501 thousand for affordable housing fund investments, Small Business Investment Company (SBIC) investments, and other investments, respectively.

NOTE 20 – RESTRUCTURINGS
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
On June 26, 2018, the Company announced a reduction in force to the Company’s workforce by approximately 9% of total staffing. In addition, the Company reduced the use of third party advisors during the third quarter of 2018, with each of these actions intended to align the Company’s cost structure with its focused commercial banking platform. The plan is expected to be fully completed during the fourth quarter of 2018. The Company incurred one-time severance-related costs in the second and third quarters of 2018 aggregating $4.5 million, pre-tax, related to the reduction in force. Additional one-time severance costs may be recognized in the fourth quarters of 2018 from executing the plan.
The Company had outstanding unpaid accrued liabilities of $688 thousand and $202 thousand, respectively, at September 30, 2018 and December 31, 2017. The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the three and nine months ended September 30, 2018:

	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
As of or For the Three Months Ended September 30, 2018
Balance at beginning of period				$2,681
Accrual:
Severance and other employee related costs	$553	$—	$553	553
Total	$553	$—	$553	553
Payments:
Severance and other employee related costs				(2,546)
Balance at end of period				$688
As of or For the Nine Months Ended September 30, 2018
Balance at beginning of period				$202
Accrual:
Severance and other employee related costs	$4,536	$—	$4,536	4,536
Total	$4,536	$—	$4,536	4,536
Payments:
Severance and other employee related costs				(4,050)
Balance at end of period				$688

The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the three and nine months ended September 30, 2017:

	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
As of or For the Three Months Ended September 30, 2017
Balance at beginning of period				$687
Accrual:
Severance and other employee related costs	$—	$279	$279	279
Total	$—	$279	$279	279
Payments:
Severance and other employee related costs				(681)
Balance at end of period				$285
As of or For the Nine Months Ended September 30, 2017
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,369	$2,899	$8,268	8,268
Other restructuring expense	—	895	895	895
Total	$5,369	$3,794	$9,163	9,163
Payments:
Severance and other employee related costs				(7,983)
Other restructuring expense				(895)
Total				(8,878)
Balance at end of period				$285

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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Noninterest Income
In scope of Topic 606
Deposit Service Fees	$783	$725	$2,269	$2,207
Debit Card Fees	127	446	529	1,373
Investment Commissions	380	432	1,322	1,265
Other	51	(101)	206	58
Noninterest Income (in-scope of Topic 606)	1,341	1,502	4,326	4,903
Noninterest Income (out-of-scope of Topic 606)	3,483	16,863	17,141	34,072
Total Noninterest Income	$4,824	$18,365	$21,467	$38,975

The Company does not typically enter into long-term revenue contracts with customers. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances. As of September 30, 2018, the Company did not capitalize any contract acquisition costs.

NOTE 22 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests and to the Bank's affiliated entities. Excluding the loan amounts described in detail below, loans outstanding to persons who were executive officers and directors during the nine months ended September 30, 2018 and the year ended December 31, 2017 and their related interests as well as to the Bank's affiliated entities amounted to $0 and $249 thousand, respectively, at September 30, 2018 and December 31, 2017, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.
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
Deposits from executive officers, directors, and their related interests and the Bank's affiliated entities amounted to $11.4 million and $2.2 million at September 30, 2018 and December 31, 2017, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
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
During the nine months ended September 30, 2018, indemnification costs paid by the Company included $562 thousand incurred by director Halle J. Benett; $562 thousand incurred by director Jonah F. Schnel; and $562 thousand incurred by director Robert Sznewajs. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the nine months ended September 30, 2018.
During the year ended December 31, 2017, indemnification costs paid by the Company included $501 thousand incurred by the Company's General Counsel Emeritus John Grosvenor. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the year ended December 31, 2017.
During the year ended December 31, 2016, no indemnification costs were paid by the Company on behalf of its current executive officers and directors. For indemnification costs paid for former executive officers and former directors during the nine months ended September 30, 2018, and the years ended December 31, 2017 and 2016, see Transactions with Former Related Parties below.
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

Sabal Loan. On September 5, 2017, John A. Bogler became the Chief Financial Officer of the Company and the Bank. Mr. Bogler is a founding member, and since 2015 and up until his employment with the Company, was a board member and Chief Financial Officer, of Sabal Capital Partners, LLC. Sabal Capital Partners, LLC is the sole owner of Sabal Opportunities Fund I, LLC, which in turn is the sole owner of Sabal TL1, LLC (together, Sabal). Mr. Bogler remains a material owner of Sabal. Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $40.0 million effective June 11, 2017, to Sabal TL1, LLC, with a maximum funding amount of $100.0 million in certain situations. On June 6, 2018, the revolving repurchase facility was extended for 90 days beyond its original maturity date of June 10, 2018. The repurchase facility's outstanding balance was $3.5 million before it was completely paid off in August 2018. The extension was not renewed and expired on September 10, 2018.
Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal were purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility were secured by commercial mortgage loans having a market value in excess of the balance of the advances under the facility. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $32.5 million and $94.7 million, respectively. The amount outstanding as of September 30, 2018 and December 31, 2017 was $0 and $23.6 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrued at the six-month LIBOR rate plus a margin. $210.4 million and $600.4 million in principal, respectively, and $370 thousand and $1.1 million in interest, respectively, was paid by Sabal on the facility to the Bank during the nine months ended September 30, 2018 and the year ended December 31, 2017.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016, and acted as financial advisor to the Company in connection with the sale of its Commercial Equipment Finance Division in 2016. Halle J. Benett, a director of the Company and the Bank, was employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. until August 31, 2016 and is entitled to receive compensation for certain deals that close subsequent to August 31, 2016 that he originated or actively managed (none involving the Company or the Bank). In addition, Mr. Benett agreed to provide unpaid consulting services to Keefe, Bruyette & Woods, Inc., for a small number of transactions (none involving the Company or the Bank) through December 31, 2016.
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
Securities Purchase Agreement with Patriot. As noted above, as reported in a Schedule 13D amendment filed on November 10, 2014 with the SEC, Patriot Partners owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot Partners reported represented 9.3 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13D. On April 22, 2014, the Company entered into a Securities Purchase Agreement (Patriot SPA) with Patriot Partners to raise a portion of the capital to be used to finance the acquisition of select assets and assumption of certain liabilities by the Bank from Banco Popular North America (BPNA) comprising BPNA's network of 20 California Branches (the BPNA Branch Acquisition), which was completed on November 8, 2014. The Patriot SPA was due to expire by its terms on October 31, 2014. Prior to such expiration, the Company and Patriot Partners entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New Patriot SPA). Pursuant to the New Patriot SPA, substantially concurrently with the BPNA Branch Acquisition, Patriot Partners purchased from the Company (i) 1,076,000 shares of the Company's voting common stock at a price of $9.78 per share and (ii) 824,000 shares of the Company's voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20.0 million. In consideration for Patriot Partners’ commitment under the New SPA and pursuant the terms of the New SPA, on the closing of the sale of such shares on November 7, 2014, the Company paid Patriot Partners an equity support payment of $538 thousand and also reimbursed Patriot Partners $100 thousand in out-of-pocket expenses.
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
During the nine months ended September 30, 2018, indemnification costs paid by the Company included $3.1 million incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $387 thousand incurred by the Bank’s former Management Vice Chair Jeffrey T. Seabold; $244 thousand jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; $289 thousand incurred by the Bank’s former director Cynthia Abercrombie; and $562 thousand incurred by the Company’s former director Jeffrey Karish. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the nine months ended September 30, 2018.

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
As of September 30, 2018 and December 31, 2017, there were $0 and $23.3 million outstanding advances, respectively, by the Bank under the Stadco Loan. On August 30, 2018, all outstanding advances under Stadco Loan were paid off. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the largest amount of principal outstanding under the Stadco Loan was $33.8 million and $23.5 million, respectively. The Bank collected $66 thousand and $295 thousand, respectively, in unused loan fees during nine months ended September 30, 2018 and the year ended December 31, 2017. Interest on the outstanding balance under the Stadco Loan accrued at LIBOR plus a margin. During the nine months ended September 30, 2018 and the year ended December 31, 2017, $1.1 million and $325 thousand interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.

As of September 30, 2018 and December 31, 2017, there were $9.7 million and $5.4 million outstanding advances, respectively, by the Bank under the Team Loan. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the largest aggregate amount of principal outstanding under the Team Loan was $9.7 million and $5.5 million, respectively. The Bank collected $22 thousand and $140 thousand, respectively, in unused loan fees during the nine months ended September 30, 2018 and the year ended December 31, 2017. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the nine months ended September 30, 2018 and the year ended December 31, 2017, $269 thousand and $83 thousand interest, respectively, was paid by Team to the Bank on the Team Loan.
Team obtained a corporate credit card with a $100 thousand line of credit from a third party unaffiliated with the Bank. Effective November 24, 2017, the Bank provided a guaranty for the card by obtaining a standby letter of credit issued by another institution unaffiliated with the Bank in the amount of $100 thousand for the benefit of the issuer of the credit card. This letter of credit had never been drawn upon and was terminated as of September 30, 2018.
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
In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank (i) paid the Team $10.0 million on March 31, 2017 and (ii) has agreed to pay the following annual aggregate amounts: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising expense beginning in 2018. During the nine months ended September 30, 2018, the Bank paid $4.0 million for the Team's 2018 MLS season and the related advertising and promotion expense recorded was $5.0 million. As of September 30, 2018, the Bank has paid $14.0 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.0 million as of September 30, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
As of September 30, 2018 and December 31, 2017, the various entities affiliated with LAFC held $42.2 million and $33.1 million, respectively, of deposits at the Bank.
Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP from April 1, 2017 to September 30, 2018. Michelman & Robinson, LLP previously had three outstanding letters of credit with the Bank, which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. All three letters of credit were canceled in February 2018, and none were drawn upon as of December 31, 2017 or subsequent to that date. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.

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

NOTE 23 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of September 30, 2018, the Company accrued $896 thousand for various legal actions filed against the Company and the Bank.
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
NOTE 24 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on September 30, 2018 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2018. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.
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
Recent Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this Update require lessees to recognize the assets and liabilities that arise from leases, as well as define classification criteria for distinguishing between financing leases and operating leases. For financing leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize interest on the lease liability in the statement of comprehensive income, and classify the principal portion of the lease liability within financing activities and payments of interest within operating activities in the statement of cash flows. For operating leases with terms of more than 12 months, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize a single lease cost calculated so that the cost of the lease is allocated over lease term on a straight line basis, and classify all cash payments as operating activities in the statement of cash flows. Lessor accounting is largely unchanged, but does align the transfer of control principle for a sale in Topic 606 to leases. For example, whether a lease is similar to a sale of the underlying asset depends on whether the lessee, in effect, obtains control of the underlying asset as a result of the lease. This Update was further amended by ASU 2018-11 to provide lessors with a practical expedient, by class of underlying asset, to combine nonlease components with the associated lease component, provided that the nonlease components would otherwise be accounted for under the new revenue guidance in ASC 606 when certain conditions are met. For public business entities, this Update, as amended by ASU 2017-13 and ASU 2018-11, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. Entities are required to adopt the new leases standard either by using a modified retrospective transition method at the beginning of the earliest period presented in the financial statements or by applying the transition requirements in ASC 842 on its effective date, as amended by ASU 2018-11. The adoption of this guidance will result in additional assets and liabilities and impact the Company's regulatory capital ratios as the Company will be required to record its operating lease agreements as a right-of-use asset and a corresponding lease liability on its Consolidated Statement of Financial Condition. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable forecast information to measure credit loss estimates. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has established a management team to assess the impact of this guidance and develop an implementation strategy. The Company is continuing to evaluate the impact that adoption of this guidance may have on its consolidated financial statements.

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
In August 2018, the FASB issued ASU 2018-13. “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The FASB modifies certain disclosure requirements on fair value measurements as part of its disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates the disclosure requirements of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of the transfer between levels and the valuation processes for Level 3 fair value measurements. The amendments requires public companies to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements for instruments held at the end of the reporting period and the range and weighted averaged used to develop significant unobservable inputs for Level 3 fair value measurements. This new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt any eliminated or modified disclosure requirement and delay adoption of the additional disclosure requirements until their effective date. The Company is in the process of evaluating the impact that the adoption of this guidance may have on its consolidated financial statements.

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Selected financial condition data:
Total assets	$10,260,822	$10,280,028	$10,260,822	$10,280,028
Cash and cash equivalents	372,221	611,826	372,221	611,826
Loans and leases receivable, net	7,195,511	6,181,825	7,195,511	6,181,825
Loans held-for-sale	9,382	50,130	9,382	50,130
Other real estate owned, net	434	3,682	434	3,682
Securities available-for-sale	2,059,832	2,755,664	2,059,832	2,755,664
Bank owned life insurance	106,468	104,292	106,468	104,292
Time deposits in financial institutions	—	1,000	—	1,000
FHLB and other bank stock	71,308	67,063	71,308	67,063
Assets of discontinued operations	20,290	59,575	20,290	59,575
Deposits	7,401,742	7,403,593	7,401,742	7,403,593
Total borrowings	1,813,096	1,679,385	1,813,096	1,679,385
Liabilities of discontinued operation	—	12,500	—	12,500
Total stockholders' equity	946,678	1,013,908	946,678	1,013,908
Selected operations data:
Total interest and dividend income	$107,774	$96,751	$311,666	$292,033
Total interest expense	36,582	21,715	96,272	61,016
Net interest income	71,192	75,036	215,394	231,017
Provision for loan and lease losses	1,410	3,561	23,562	8,647
Net interest income after provision for loan and lease losses	69,782	71,475	191,832	222,370
Total noninterest income	4,824	18,365	21,467	38,975
Total noninterest expense	60,877	75,671	183,216	241,886
Income from continuing operations before income taxes	13,729	14,169	30,083	19,459
Income tax expense (benefit) on continuing operations	3,301	(3,939)	(1,273)	(23,163)
Income from continuing operations	10,428	18,108	31,356	42,622
Income (loss) from discontinued operations before income taxes	924	(1,958)	4,249	6,399
Income tax expense (benefit) on discontinued operations	256	(799)	1,171	2,614
Income (loss) from discontinued operations	668	(1,159)	3,078	3,785
Net income	11,096	16,949	34,434	46,407
Dividends paid on preferred stock	4,970	5,112	15,196	15,338
Impact of preferred stock redemption	2,307	—	2,307	—
Net income available to common stockholders	3,819	11,837	16,931	31,069
Basic earnings per total common share
Income from continuing operations	$0.06	$0.25	$0.26	$0.52
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.06	$0.08
Net income	$0.07	$0.23	$0.32	$0.60
Diluted earnings per total common share
Income from continuing operations	$0.06	$0.25	$0.26	$0.52
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.06	$0.07
Net income	$0.07	$0.23	$0.32	$0.59
Performance ratios of consolidated operations: (1)
Return on average assets	0.43%	0.67%	0.45%	0.58%
Return on average equity	4.40%	6.69%	4.57%	6.16%

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Return on average tangible common equity (2)	2.49%	7.16%	3.61%	6.46%
Dividend payout ratio (3)	185.71%	56.52%	121.88%	65.00%
Net interest spread	2.62%	2.92%	2.70%	2.96%
Net interest margin (4)	2.93%	3.15%	2.97%	3.14%
Noninterest expense to average total assets	2.38%	3.10%	2.40%	3.79%
Efficiency ratio (5)	79.15%	83.36%	76.00%	89.74%
Efficiency ratio, as adjusted (2), (5)	77.88%	72.49%	71.97%	77.58%
Average interest-earning assets to average interest-bearing liabilities	120.37%	123.99%	120.50%	122.82%
Asset quality ratios:
ALLL	$57,782	$45,072	$57,782	$45,072
Non-performing loans and leases	25,523	12,275	25,523	12,275
Non-performing assets	25,957	15,957	25,957	15,957
Non-performing assets to total assets	0.25%	0.16%	0.25%	0.16%
ALLL to non-performing loans and leases	226.39%	367.19%	226.39%	367.19%
ALLL to total loans and leases	0.80%	0.72%	0.80%	0.72%
Capital Ratios:
Average equity to average assets	9.85%	9.95%	9.85%	9.45%
Total stockholders' equity to total assets	9.23%	9.86%	9.23%	9.86%
Tangible common equity to tangible assets (2)	6.57%	6.82%	6.57%	6.82%
Book value per common share	$14.13	$14.74	$14.13	$14.74
Tangible common equity (TCE) per common share (2)	13.25	13.80	13.25	13.80
Banc of California, Inc.
Total risk-based capital ratio	14.05%	14.48%	14.05%	14.48%
Tier 1 risk-based capital ratio	13.15%	13.77%	13.15%	13.77%
Common equity tier 1 capital ratio	9.80%	9.91%	9.80%	9.91%
Tier 1 leverage ratio	8.99%	9.55%	8.99%	9.55%
Banc of California, NA
Total risk-based capital ratio	15.94%	16.39%	15.94%	16.39%
Tier 1 risk-based capital ratio	15.04%	15.68%	15.04%	15.68%
Common equity tier 1 capital ratio	15.04%	15.68%	15.04%	15.68%
Tier 1 leverage ratio	10.29%	10.88%	10.29%	10.88%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See Non-GAAP Financial Measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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
Return on average tangible common equity and efficiency ratio, as adjusted, tangible common equity to tangible assets, and tangible common equity per common share constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Average total stockholders' equity	$1,000,819	$1,005,462	$1,007,142	$1,007,185
Less average preferred stock	(260,822)	(269,071)	(266,291)	(269,071)
Less average goodwill	(37,144)	(37,144)	(37,144)	(37,829)
Less average other intangible assets	(7,412)	(10,760)	(8,159)	(11,910)
Average tangible common equity	$695,441	$688,487	$695,548	$688,375

Net income	$11,096	$16,949	$34,434	$46,407
Less preferred stock dividends and impact of preferred stock redemption	(7,277)	(5,112)	(17,503)	(15,338)
Add amortization of intangible assets	693	916	2,363	3,062
Add impairment on intangible assets	—	—	—	336
Less tax effect on amortization and impairment of intangible assets	(146)	(321)	(496)	(1,189)
Adjusted net income	$4,366	$12,432	$18,798	$33,278

Return on average equity	4.40%	6.69%	4.57%	6.16%
Return on average tangible common equity	2.49%	7.16%	3.61%	6.46%

Statutory tax rate utilized for calculating tax effect on amortization and impairment of intangible assets	21.00%	35.00%	21.00%	35.00%

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Noninterest expense	$60,977	$79,008	$183,343	$301,839
Loss on investments in alternative energy partnerships	(2,484)	(8,348)	(4,258)	(26,791)
Total adjusted noninterest expense	$58,493	$70,660	$179,085	$275,048
Net interest income	$71,322	$75,953	$215,899	$237,996
Noninterest income	5,718	18,827	25,338	98,348
Total revenue	77,040	94,780	241,237	336,344
Tax credit from investments in alternative energy partnerships	412	8,777	9,647	33,287
Deferred tax expense on investments in alternative energy partnerships	(43)	(1,536)	(1,023)	(5,825)
Tax effect on tax credit and deferred tax expense	180	3,804	3,233	17,528
Loss on investments in alternative energy partnerships	(2,484)	(8,348)	(4,258)	(26,791)
Total pre-tax adjustments for investments in alternative energy partnerships	(1,935)	2,697	7,599	18,199
Total adjusted revenue	$75,105	$97,477	$248,836	$354,543
Efficiency ratio	79.15%	83.36%	76.00%	89.74%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	77.88%	72.49%	71.97%	77.58%
Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	32.81%	34.44%	27.27%	38.96%
Tangible Common Equity to Tangible Assets and Tangible Common Equity Per Common Share

	September 30,
($ in thousands)	2018	2017
Total stockholders' equity	$946,678	$1,013,908
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(6,990)	(10,219)
Less preferred stock	(231,128)	(269,071)
Tangible common equity	$671,416	$697,474
Total assets	$10,260,822	$10,280,028
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(6,990)	(10,219)
Tangible assets	$10,216,688	$10,232,665
Total stockholders' equity to total assets	9.23%	9.86%
TCE to tangible assets	6.57%	6.82%
Common shares outstanding	50,180,607	50,096,056
Class B non-voting non-convertible common shares outstanding	477,321	430,694
Total common shares outstanding	50,657,928	50,526,750
Total common shares outstanding and shares issuable under purchase contracts	50,657,928	50,526,750
Book value per common share	$14.13	$14.74
TCE per common share	$13.25	$13.80

Executive Overview
The Company is focused on California and core banking products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities through its 34 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties. The Company offers a variety of financial products and services designed around its target clients in order to serve all of their banking and financial needs.
Financial Highlights
For the three months ended September 30, 2018 and 2017, net income from continuing operations was $10.4 million and $18.1 million, respectively. Diluted earnings from continuing operations per total common share were $0.06 and $0.25, respectively, for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, net income from continuing operations was $31.4 million and $42.6 million, respectively. Diluted earnings from continuing operations per total common share were $0.26 and $0.52, respectively, for the nine months ended September 30, 2018 and 2017. The decrease in net income from continuing operations for the three months ended September 30, 2018 compared to same period last year was due mainly to decreases in net interest income, noninterest income and income tax benefit, partially offset by decreases in noninterest expense and provision for loan and lease losses. The decrease in net income from continuing operations for the nine months ended September 30, 2018 compared to same period last year was due mainly to decreases in net interest income, noninterest income and income tax benefit and an increase in provision for loan and lease losses, partially offset by a decrease in noninterest expense.
Total assets were $10.26 billion at September 30, 2018, a decrease of $67.0 million from $10.33 billion at December 31, 2017. The decrease was mainly due to decreases in cash and cash equivalents, investment securities, loans held-for-sale, FHLB stock, servicing rights and assets in discontinued operations, partially offset by an increase in loans and leases held-for-investment.
Significant financial highlights include:

•
Securities available-for-sale were $2.06 billion at September 30, 2018, a decrease of $515.6 million, or 20.0 percent, from $2.58 billion at December 31, 2017. The decrease was primarily due to a net decline in collateralized loan obligations due to call and sale activities and a decrease in commercial mortgage-backed-securities due to sales. The Company continued shrinking the mix of collateralized loan obligations in the investment securities portfolio and repositioned its securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling longer-duration corporate debt securities and commercial mortgage-backed-securities. The proceeds from sales of securities and remix of assets were primarily used to fund loan originations.

•
Loans and leases receivable, net of ALLL, were $7.20 billion at September 30, 2018, an increase of $585.4 million, or 8.9 percent, from $6.61 billion at December 31, 2017. The increase was due mainly to originations during the nine months ended September 30, 2018, partially offset by an increase of $8.4 million in the ALLL.

•
Total deposits were $7.40 billion at September 30, 2018, an increase of $108.8 million, or 1.5 percent, from $7.29 billion at December 31, 2017. The Company completed its strategic reduction of high-rate and high-volatility deposits during the three months ended March 31, 2018 and reduced brokered deposits during the nine months ended September 30, 2018 by replacing them with core deposits to fund new loan originations.

•
Total stockholders' equity was $946.7 million at September 30, 2018, a decrease of $65.6 million, or 6.5 percent, from $1.01 billion at December 31, 2017. The decrease was primarily the result of the redemption of the Company's Series C Preferred Stock for an aggregate amount of $40.3 million, $34.7 million of cash dividends on common stock and preferred stock, $27.7 million of other comprehensive loss on securities available-for-sale due primarily to increases in market interest rates, partially offset by net income of $34.4 million during the nine months ended September 30, 2018.

RESULTS OF OPERATIONS
Condensed Statements of Continuing Operations, Discontinued Operations and Consolidated Operations
The following table presents condensed statements of continuing operations, discontinued operations and consolidated operations for the period indicated:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in thousands)	Continuing Operations	Discontinued Operations	Consolidated Operations	Continuing Operations	Discontinued Operations	Consolidated Operations
Interest and dividend income	$107,774	$130	$107,904	$311,666	$505	$312,171
Interest expense	36,582	—	36,582	96,272	—	96,272
Net interest income	71,192	130	71,322	215,394	505	215,899
Provision for loan and lease losses	1,410	—	1,410	23,562	—	23,562
Noninterest income	4,824	894	5,718	21,467	3,871	25,338
Noninterest expense	60,877	100	60,977	183,216	127	183,343
Income from continuing operations before income taxes	13,729	924	14,653	30,083	4,249	34,332
Income tax expense (benefit)	3,301	256	3,557	(1,273)	1,171	(102)
Net income	$10,428	$668	$11,096	$31,356	$3,078	$34,434

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$7,166,373	$84,925	4.70%	$6,268,915	$71,125	4.50%
Securities	2,163,037	20,599	3.78%	2,791,585	24,337	3.46%
Other interest-earning assets (2)	335,160	2,380	2.82%	519,593	2,206	1.68%
Total interest-earning assets	9,664,570	107,904	4.43%	9,580,093	97,668	4.04%
ALLL	(56,730)			(42,696)
BOLI and non-interest earning assets (3)	554,636			563,784
Total assets	$10,162,476			$10,101,181
Interest-bearing liabilities:
Savings	$1,231,696	5,122	1.65%	$968,158	2,263	0.93%
Interest-bearing checking	1,789,679	5,054	1.12%	2,037,729	3,871	0.75%
Money market	966,165	3,455	1.42%	1,935,262	5,095	1.04%
Certificates of deposit	2,332,181	11,523	1.96%	1,560,078	4,239	1.08%
Total interest-bearing deposits	6,319,721	25,154	1.58%	6,501,227	15,468	0.94%
FHLB advances	1,528,674	8,996	2.33%	962,391	3,352	1.38%
Securities sold under repurchase agreements	6,418	47	2.91%	88,810	500	2.23%
Long term debt and other interest-bearing liabilities	174,361	2,385	5.43%	173,772	2,395	5.47%
Total interest-bearing liabilities	8,029,174	36,582	1.81%	7,726,200	21,715	1.12%
Noninterest-bearing deposits	1,023,890			1,178,062
Non-interest-bearing liabilities	108,593			191,457
Total liabilities	9,161,657			9,095,719
Total stockholders’ equity	1,000,819			1,005,462
Total liabilities and stockholders’ equity	$10,162,476			$10,101,181
Net interest income/spread		$71,322	2.62%		$75,953	2.92%
Net interest margin (4)			2.93%			3.15%

(1)
Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net accretion of deferred loan fees and costs of $323 thousand and $756 thousand and accretion of discount on purchased loans of $20 thousand and $280 thousand for the three months ended September 30, 2018 and 2017, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $106.1 million and $103.9 million for the three months ended September 30, 2018 and 2017, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$7,010,232	$241,519	4.61%	$6,562,641	$216,355	4.41%
Securities	2,321,231	63,685	3.67%	3,055,468	76,572	3.35%
Other interest-earning assets (2)	377,925	6,967	2.46%	512,426	6,085	1.59%
Total interest-earning assets	9,709,388	312,171	4.30%	10,130,535	299,012	3.95%
ALLL	(53,657)			(42,297)
BOLI and non-interest earning assets (3)	564,856			570,108
Total assets	$10,220,587			$10,658,346
Interest-bearing liabilities:
Savings	$1,114,888	12,308	1.48%	$1,004,058	6,817	0.91%
Interest-bearing checking	1,862,215	13,345	0.96%	2,020,208	10,894	0.72%
Money market	1,058,451	9,978	1.26%	2,340,484	15,268	0.87%
Certificates of deposit	2,107,782	26,633	1.69%	1,699,865	11,391	0.90%
Total interest-bearing deposits	6,143,336	62,264	1.36%	7,064,615	44,370	0.84%
FHLB advances	1,688,355	25,927	2.05%	922,421	7,549	1.09%
Securities sold under repurchase agreements	51,542	1,008	2.61%	42,061	686	2.18%
Long term debt and other interest-bearing liabilities	174,360	7,073	5.42%	219,080	8,411	5.13%
Total interest-bearing liabilities	8,057,593	96,272	1.60%	8,248,176	61,016	0.99%
Noninterest-bearing deposits	1,028,245			1,206,881
Non-interest-bearing liabilities	127,607			196,104
Total liabilities	9,213,445			9,651,161
Total stockholders’ equity	1,007,142			1,007,185
Total liabilities and stockholders’ equity	$10,220,587			$10,658,346
Net interest income/spread		$215,899	2.70%		$237,996	2.96%
Net interest margin (4)			2.97%			3.14%

(1)
Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net accretion of deferred loan fees and costs of $551 thousand and $917 thousand and accretion of discount on purchased loans of $583 thousand and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $105.6 million and $103.3 million for the nine months ended September 30, 2018 and 2017, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs 2017
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans and leases	$10,531	$3,269	$13,800	$15,114	$10,050	$25,164
Securities	(5,842)	2,104	(3,738)	(19,687)	6,800	(12,887)
Other interest-earning assets	(966)	1,140	174	(1,876)	2,758	882
Total interest and dividend income	$3,723	$6,513	$10,236	$(6,449)	$19,608	$13,159
Interest expense:
Savings	$744	$2,115	$2,859	$822	$4,669	$5,491
Interest-bearing checking	(518)	1,701	1,183	(913)	3,364	2,451
Money market	(3,091)	1,451	(1,640)	(10,418)	5,128	(5,290)
Certificates of deposit	2,753	4,531	7,284	3,272	11,970	15,242
FHLB advances	2,601	3,043	5,644	8,918	9,460	18,378
Securities sold under repurchase agreements	(570)	117	(453)	172	150	322
Long term debt and other interest-bearing liabilities	8	(18)	(10)	(1,792)	454	(1,338)
Total interest expense	1,927	12,940	14,867	61	35,195	35,256
Net interest income	$1,796	$(6,427)	$(4,631)	$(6,510)	$(15,587)	$(22,097)
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net interest income was $71.3 million for the three months ended September 30, 2018, a decrease of $4.6 million, or 6.1 percent, from $76.0 million for the three months ended September 30, 2017. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities and lower average balances of securities and other interest-earning assets, partially offset by higher average yield from interest-earning assets, higher average balances of total loans and leases and lower average balances of interest-bearing deposits.
Interest income on total loans and leases was $84.9 million for the three months ended September 30, 2018, an increase of $13.8 million, or 19.4 percent, from $71.1 million for the three months ended September 30, 2017. The increase in interest income on loans and leases was due to an $897.5 million increase in the average balance of total loans and leases and a 20 basis points (bps) increase in average yield. The increase in average balance was due mainly to increased loan originations. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment during the three months ended September 30, 2018.
Interest income on securities was $20.6 million for the three months ended September 30, 2018, a decrease of $3.7 million, or 15.4 percent, from $24.3 million for the three months ended September 30, 2017. The decrease in interest income on securities was due to a $628.5 million decrease in average balance, partially offset by a 32 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities to navigate a volatile rate environment during 2017 and 2018 and remix of our earning assets from investment securities to loans. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.
Dividends and interest income on other interest-earning assets was $2.4 million for the three months ended September 30, 2018, an increase of $174 thousand, or 7.9 percent, from $2.2 million for the three months ended September 30, 2017. The increase in dividends and interest income on other interest-earning assets was due to a 114 bps increase in average yield, partially offset by a $184.4 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits in financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to a reduced cash balance from decreases in deposits and an increase in total loans and leases and redemption of Series C preferred stock, partially offset by a decrease in securities and increases in FHLB advances.

Interest expense on interest-bearing deposits was $25.2 million for the three months ended September 30, 2018, an increase of $9.7 million, or 62.6 percent, from $15.5 million for the three months ended September 30, 2017. The increase in interest expense on interest-bearing deposits was due to a 64 bps increase in average cost, partially offset by a $181.5 million decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to the Company's strategic reduction of brokered and other high-rate and high-volatility deposits.
Interest expense on FHLB advances was $9.0 million for the three months ended September 30, 2018, an increase of $5.6 million, or 168.4 percent, from $3.4 million for the three months ended September 30, 2017. The increase was due mainly to a 95 bps increase in average cost and a $566.3 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to additional term advances, primarily three- to ten-year duration, which were obtained as a result of asset and liability management activities to offset the decrease in deposits.
Interest expense on securities sold under repurchase agreements was $47 thousand for the three months ended September 30, 2018, a decrease of $453 thousand, or 90.6% from $500 thousand for the three months ended September 30, 2017. The Company utilized an increased amount of repurchase agreements to diversify its funding sources during the three months ended September 30, 2017 as compared to the three months ended September 30, 2018.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended September 30, 2018, a decrease of $10 thousand, or 0.4 percent, from $2.4 million for the three months ended September 30, 2017. The average balance and average cost remained relatively flat during the three months ended September 30, 2018 as compared to the same period last year.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net interest income was $215.9 million for the nine months ended September 30, 2018, a decrease of $22.1 million, or 9.3 percent, from $238.0 million for the nine months ended September 30, 2017. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities and lower average balances of securities and other interest-earning assets, partially offset by higher average yield from interest-earning assets, higher average balances of total loans and leases and lower average balances of interest-bearing deposits and long term debt and other interest-bearing liabilities.
Interest income on total loans and leases was $241.5 million for the nine months ended September 30, 2018, an increase of $25.2 million, or 11.6 percent, from $216.4 million for the nine months ended September 30, 2017. The increase in interest income on loans and leases was due to a $447.6 million increase in the average balance of total loans and leases and a 20 bps increase in average yield. The increase in average balance was due mainly to increased loan originations, partially offset by the sales of the Banc Home Loans division during the three months ended March 31, 2017 and seasoned SFR mortgage loan pools during three months ended September 30, 2017. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by a decrease of seasoned SFR mortgage loan pools, the discounts of which generated additional interest income during the nine months ended September 30, 2017.
Interest income on securities was $63.7 million for the nine months ended September 30, 2018, a decrease of $12.9 million, or 16.8 percent, from $76.6 million for the nine months ended September 30, 2017. The decrease in interest income on securities was due to a $734.2 million decrease in average balance, partially offset by a 32 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities to navigate a volatile rate environment during 2017 and 2018 and remix of our earning assets from investment securities to loans. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.
Dividends and interest income on other interest-earning assets was $7.0 million for the nine months ended September 30, 2018, an increase of $882 thousand, or 14.5 percent, from $6.1 million for the nine months ended September 30, 2017. The increase in dividends and interest income on other interest-earning assets was due to an 87 bps increase in average yield, partially offset by a $134.5 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits in financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to a reduced cash balance from decreases in deposits and an increase in total loans and leases and redemption of Series C preferred stock, partially offset by a decrease in securities and increases in FHLB advances.
Interest expense on interest-bearing deposits was $62.3 million for the nine months ended September 30, 2018, an increase of $17.9 million, or 40.3 percent, from $44.4 million for the nine months ended September 30, 2017. The increase in interest expense on interest-bearing deposits was due to a 52 bps increase in average cost, partially offset by a $921.3 million decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to the Company's strategic reduction of brokered and other high-rate and high-volatility deposits.

Interest expense on FHLB advances was $25.9 million for the nine months ended September 30, 2018, an increase of $18.4 million, or 243.4 percent, from $7.5 million for the nine months ended September 30, 2017. The increase was due mainly to a 96 bps increase in average cost and a $765.9 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to additional term advances, primarily three- to ten-year duration, which were obtained as a result of asset and liability management activities to offset the decrease in deposits.
Interest expense on securities sold under repurchase agreements was $1.0 million for the nine months ended September 30, 2018, an increase of $322 thousand, or 46.9 percent, from $686 thousand for the nine months ended September 30, 2017. The increase was mainly due to a 43 bps increase in average cost and an increased amount of repurchase agreements utilized by the Company to diversify its funding sources during the nine months ended September 30, 2018.
Interest expense on long term debt and other interest-bearing liabilities was $7.1 million for the nine months ended September 30, 2018, a decrease of $1.3 million, or 15.9 percent, from $8.4 million for the nine months ended September 30, 2017. The decrease was mainly due to the maturity of amortizing debt during the three months ended June 30, 2017 and the utilization of a line of credit with an unaffiliated third party financial institution during the three months ended March 31, 2017, which was voluntarily terminated by the Company on June 30, 2017.
Provision for Loan and Lease Losses
The provision for loan and lease losses is charged to operations to adjust the allowance for loan and lease losses to the level required to cover estimated credit losses inherent in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $1.4 million and $3.6 million, respectively, for the three months ended September 30, 2018 and 2017, and $23.6 million and $8.6 million, respectively, for the nine months ended September 30, 2018 and 2017. The increase in the provision during the nine months ended September 30, 2018 compared to same period in 2017 was mainly due to an additional provision for a charge-off of $13.9 million on a line of credit determined to have been fraudulently obtained and an increase of $881 thousand in provision due to a downgrade of a commercial and industrial loan with a carrying value of $23.8 million from Special Mention to Substandard due to credit deterioration, as well as an increase in loan balances during the nine months ended September 30, 2018.
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Customer service fees	$1,446	$1,576	$4,529	$4,868
Loan servicing income	439	553	3,698	3,441
Income from bank owned life insurance	551	583	1,617	1,780
Net gain on sale of securities available-for-sale	13	7,625	5,532	12,080
Net gain on sale of loans	279	5,735	1,059	10,737
Net gain (loss) on sale of mortgage servicing rights	24	—	(2,426)	—
Other income	2,072	2,293	7,458	6,069
Total noninterest income	$4,824	$18,365	$21,467	$38,975
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Noninterest income was $4.8 million for the three months ended September 30, 2018, a decrease of $13.5 million, or 73.7 percent, from $18.4 million for the three months ended September 30, 2017. The decrease in noninterest income was mainly due to decreases in net gain on sale of loans and net gain on sale of securities available-for-sale.
Customer service fees were $1.4 million for the three months ended September 30, 2018, a decrease of $130 thousand, or 8.2 percent, from $1.6 million for the three months ended September 30, 2017. The decrease was mainly due to the decrease in average balance of noninterest-bearing checking accounts.
Loan servicing income was $439 thousand for the three months ended September 30, 2018, a decrease of $114 thousand, or 20.6 percent, from $553 thousand for the three months ended September 30, 2017. On a consolidated operations basis, total income from servicing rights was $439 thousand and $553 thousand, respectively, for the three months ended September 30, 2018 and 2017. The decrease was mainly due to sales of MSRs during the first half of 2018, partially offset by higher losses on the fair value of mortgage servicing rights during the three months ended September 30, 2017. Losses on fair value and runoff of servicing assets were $33 thousand and $4.0 million for the three months ended September 30, 2018 and 2017, respectively. Servicing fees were $472 thousand and $4.5 million for the three months ended September 30, 2018 and 2017, respectively.
Net gain on sale of securities available-for-sale was $13 thousand for the three months ended September 30, 2018, compared to $7.6 million for the three months ended September 30, 2017. The Company sold securities available-for-sale of $25.3 million and $118.8 million, respectively, during the three months ended September 30, 2018 and 2017. The Company further repositioned its securities available-for-sale portfolio to reduce duration by selling corporate debt securities during the three months ended September 30, 2017.
Net gain on sale of loans was $279 thousand for the three months ended September 30, 2018, a decrease of $5.5 million, or 95.1 percent, from $5.7 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company sold jumbo SFR mortgage loans of $23.6 million with a gain of $229 thousand, and SBA loans of $1.0 million with a gain of $50 thousand. During the three months ended September 30, 2017, the Company sold seasoned SFR mortgage loans of $144.2 million with a gain of $4.7 million, SFR mortgage loans of $58.0 million with a loss of $157 thousand, and SBA loans of $6.5 million with a gain of $627 thousand.
Net gain on sale of mortgage servicing rights was $24 thousand for the three months ended September 30, 2018 primarily as a result of the release of liability of transaction costs related to sale of MSRs during the first half of 2018 as the amount paid was less than the accrued liability. During the first half of 2018, the Company sold $28.5 million of MSRs on approximately $3.55 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $30.1 million, subject to adjustment under certain circumstances. There were no sales of MSRs during the three months ended September 30, 2018 or September 30, 2017.
Other income was $2.1 million for the three months ended September 30, 2018, a decrease of $221 thousand, or 9.6 percent, from $2.3 million for the three months ended September 30, 2017. Other income remained relatively flat during the three months ended September 30, 2018 as compared to the same period last year.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Noninterest income was $21.5 million for the nine months ended September 30, 2018, a decrease of $17.5 million, or 44.9 percent, from $39.0 million for the nine months ended September 30, 2017. The decrease in noninterest income was mainly due to decreases in net gain on sale of loans, net gain on sale of securities available-for-sale and a net loss on sale of mortgage servicing rights, partially offset by increases in other income.
Customer service fees were $4.5 million for the nine months ended September 30, 2018, a decrease of $339 thousand, or 7.0 percent, from $4.9 million for the nine months ended September 30, 2017. The decrease was mainly due to the decreases in average deposit balances.
Loan servicing income was $3.7 million for the nine months ended September 30, 2018, an increase of $257 thousand, or 7.5 percent, from $3.4 million for the nine months ended September 30, 2017. On a consolidated operations basis, total income from servicing rights was $3.7 million and $5.0 million, respectively, for the nine months ended September 30, 2018 and 2017. The decrease was mainly due to sales of MSRs during the first half of 2018, partially offset by higher losses on the fair value of mortgage servicing rights during the nine months ended September 30, 2017. Losses on fair value and runoff of servicing assets were $914 thousand and $10.4 million for the nine months ended September 30, 2018 and 2017, respectively. Servicing fees were $4.6 million and $15.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Net gain on sale of securities available-for-sale was $5.5 million for the nine months ended September 30, 2018, a decrease of $6.5 million, or 54.2 percent, from $12.1 million for the nine months ended September 30, 2017. The Company sold securities available-for-sale of $406.8 million and $925.1 million, respectively, during the nine months ended September 30, 2018 and 2017. The Company further repositioned its securities available-for-sale portfolio to reduce duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities during the nine months ended September 30, 2018.
Net gain on sale of loans was $1.1 million for the nine months ended September 30, 2018, a decrease of $9.7 million from $10.7 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company sold jumbo SFR mortgage loans of $158.9 million with a loss of $408 thousand, SBA loans of $6.3 million with a gain of $480 thousand and multifamily and other consumer loans of $75.7 million with a gain of $171 thousand. During the nine months ended September 30, 2017, the Company sold seasoned SFR mortgage loans of $144.2 million with a gain of $4.7 million, jumbo SFR mortgage loans of $674.7 million with a gain of $2.8 million, SBA loans of $25.0 million with a gain of $2.4 million, and multifamily loans of $14.6 million with a gain of $413 thousand.
Net loss on sale of mortgage servicing rights was $2.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company sold $28.5 million of MSRs on $3.55 billion in unpaid principal balances of conventional mortgage loans. This transaction resulted in a loss on sale of MSRs of $2.4 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
Other income was $7.5 million for the nine months ended September 30, 2018, an increase of $1.4 million, or 22.9 percent, from $6.1 million for the nine months ended September 30, 2017. The increase was mainly due to proceeds of a legal settlement of $2.1 million received during the three months ended September 30, 2018, partially offset by a decrease in loan brokerage income of $1.2 million as the Company did not have any brokered loans activity during the nine months ended September 30, 2018.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$24,832	$30,216	$85,387	$96,007
Occupancy and equipment	8,213	10,085	23,783	30,529
Professional fees	11,966	7,697	27,446	34,564
Outside service fees	954	881	3,913	3,883
Data processing	1,884	1,901	5,218	6,326
Advertising	3,152	1,051	9,293	3,893
Regulatory assessments	2,138	2,350	6,426	5,931
Reversal of provision for loan repurchases	(360)	(749)	(2,366)	(1,477)
Amortization of intangible assets	693	916	2,363	3,062
Impairment on intangible assets	—	—	—	336
Restructuring expense	553	—	4,536	5,369
All other expense	4,368	12,975	12,959	26,672
Noninterest expense before loss on investments in alternative energy partnerships	58,393	67,323	178,958	215,095
Loss on investments in alternative energy partnerships	2,484	8,348	4,258	26,791
Total noninterest expense	$60,877	$75,671	$183,216	$241,886
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Noninterest expense was $60.9 million for the three months ended September 30, 2018, a decrease of $14.8 million, or 19.6 percent, from $75.7 million for the three months ended September 30, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by increases in restructuring expense, professional fees and advertising expense.
Salaries and employee benefits expense was $24.8 million for the three months ended September 30, 2018, a decrease of $5.4 million, or 17.8 percent, from $30.2 million for the three months ended September 30, 2017. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses.
Occupancy and equipment expenses were $8.2 million for the three months ended September 30, 2018, a decrease of $1.9 million, or 18.6 percent, from $10.1 million for the three months ended September 30, 2017. The decrease was mainly due to the remaining lease payments for the previous headquarters building in Irvine during the three months ended September 30, 2017, which expense was not incurred during the three months ended September 30, 2018.
Professional fees were $12.0 million for the three months ended September 30, 2018, an increase of $4.3 million, or 55.5 percent, from $7.7 million for the three months ended September 30, 2017. The increase was mainly due to expenses related to loan fraud investigation, ongoing expenses related to the SEC investigation, and various other litigation during the three months ended September 30, 2018, partially offset by insurance recoveries of $1.7 million received during the three months ended September 30, 2018.
Outside service fees were $1.0 million for the three months ended September 30, 2018, an increase of $73 thousand, or 8.3 percent, from $881 thousand for the three months ended September 30, 2017. The increase was mainly due to higher courier service expense during the three months ended September 30, 2018, partially offset by higher loan subservicing costs and higher recruiting expense incurred during the three months ended September 30, 2017.
Data processing expense was $1.9 million for the three months ended September 30, 2018, a decrease of $17 thousand, or 0.9 percent, from $1.9 million for the three months ended September 30, 2017. The decrease was mainly due to a decreased volume of transactions from the lower deposit average balances during the three months ended September 30, 2018.
Advertising costs were $3.2 million for the three months ended September 30, 2018, an increase of $2.1 million, or 199.9 percent, from $1.1 million for the three months ended September 30, 2017. The increase was mainly due to $1.7 million of the LAFC naming rights commitment being expensed to marketing and advertising expenses during the three months ended September 30, 2018.

Regulatory assessments were $2.1 million for the three months ended September 30, 2018, a decrease of $212 thousand, or 9.0 percent, from $2.4 million for the three months ended September 30, 2017. The decrease was mainly due to the adjustment for an increased assessment rate for large institutions for the second and third quarter of 2017 being recorded in the third quarter of 2017. The decrease was partially offset by an increased assessment rate as a result of lower average balance of core deposits over total liabilities and lower balance sheet liquidity ratio during the three months ended September 30, 2018.
Loss on investments in alternative energy partnerships was $2.5 million for the three months ended September 30, 2018, a decrease of $5.9 million, or 70.2 percent, from a loss of $8.3 million for the three months ended September 30, 2017. The decrease in loss was mainly due to lower HLBV loss resulting from less new equipment being placed into service.
Reversal of provision for loan repurchases was $360 thousand and $749 thousand for the three months ended September 30, 2018 and 2017, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $18 thousand and $98 thousand during the three months ended September 30, 2018 and 2017, respectively. As a result, total reversal of provision for loan repurchases was $342 thousand and $651 thousand for the three months ended September 30, 2018 and 2017, respectively. The decrease was mainly due to the portfolio run-off and repurchase settlement activities as well as methodology and data enhancements.
Amortization of intangible assets was $693 thousand for the three months ended September 30, 2018, a decrease of $223 thousand, or 24.3 percent, from $916 thousand for the three months ended September 30, 2017. The decrease was mainly due to a regular amount of amortization of intangible assets during the period with no new additional intangible assets between the periods.
Restructuring expense was $553 thousand for the three months ended September 30, 2018, compared with $0 for the three months ended September 30, 2017. The expense for the three months ended September 30, 2018 was primarily due to one-time severance-related costs as a result of the reduction in force in the third quarter of 2018.
All other expenses were $4.4 million for the three months ended September 30, 2018, a decrease of $8.6 million, or 66.3 percent, from $13.0 million for the three months ended September 30, 2017. The decrease was mainly due to a legal settlement accrual of $4.5 million and a loss from the equity method accounting on CRA investments of $3.8 million during the three months ended September 30, 2017, partially offset by an impairment on capitalized software projects of $1.5 million during three months ended September 30, 2018.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Noninterest expense was $183.2 million for the nine months ended September 30, 2018, a decrease of $58.7 million, or 24.3 percent, from $241.9 million for the nine months ended September 30, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by an increase in advertising expense.
Salaries and employee benefits expense was $85.4 million for the nine months ended September 30, 2018, a decrease of $10.6 million, or 11.1 percent, from $96.0 million for the nine months ended September 30, 2017. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses, partially offset by a $7.8 million excess bonus accrual reversal due to a change in estimate during the three months ended March 31, 2017.
Occupancy and equipment expenses were $23.8 million for the nine months ended September 30, 2018, a decrease of $6.7 million, or 22.1 percent, from $30.5 million for the nine months ended September 30, 2017. The decrease was mainly due to decreased rent and other equipment expenses from the sale of the Banc Home Loan division on March 30, 2017 and expiration of the lease contract of the previous headquarters building in Irvine in December 2017.
Professional fees were $27.4 million for the nine months ended September 30, 2018, a decrease of $7.1 million, or 20.6 percent, from $34.6 million for the nine months ended September 30, 2017. The decrease was mainly due to insurance recoveries of $8.2 million received during the nine months ended September 30, 2018 and higher external audit fees in connection with special committee investigation and pending SEC investigation during the nine months ended September 30, 2017, partially offset by expenses related to the special committee investigation, pending SEC investigation, fraud investigation, and various other litigation during the nine months ended September 30, 2018.
Outside service fees were $3.9 million for the nine months ended September 30, 2018, an increase of $30 thousand, or 0.8 percent, from $3.9 million for the nine months ended September 30, 2017. Outside service fees remained relatively flat during the nine months ended September 30, 2018 as compared to the same period last year.
Data processing expense was $5.2 million for the nine months ended September 30, 2018, a decrease of $1.1 million, or 17.5 percent, from $6.3 million for the nine months ended September 30, 2017. The decrease was mainly due to a decreased volume of transactions from the lower deposit average balances during the nine months ended September 30, 2018.

Advertising costs were $9.3 million for the nine months ended September 30, 2018, an increase of $5.4 million, or 138.7 percent, from $3.9 million for the nine months ended September 30, 2017. The increase was mainly due to $5.0 million of LAFC naming rights commitment being expensed to marketing and advertising expenses during the nine months ended September 30, 2018.
Regulatory assessments were $6.4 million for the nine months ended September 30, 2018, an increase of $495 thousand, or 8.3 percent, from $5.9 million for the nine months ended September 30, 2017. The increase was mainly due to an increased assessment rate as a result of lower average balance of core deposits over total liabilities and lower balance sheet liquidity ratio during the nine months ended September 30, 2018.
Loss on investments in alternative energy partnerships was $4.3 million for the nine months ended September 30, 2018, a decrease of $22.5 million, or 84.1 percent, from a loss of $26.8 million for the nine months ended September 30, 2017. The decrease in loss was mainly due to lower HLBV loss resulting from less new equipment being placed into service.
Reversal of provision for loan repurchases was $2.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $73 thousand and $1.6 million during the nine months ended September 30, 2018 and 2017, respectively. As a result, total (reversal of) provision for loan repurchases was $(2.3) million and $136 thousand for the nine months ended September 30, 2018 and 2017, respectively. The decrease was mainly due to the portfolio run-off and repurchase settlement activities as well as methodology and data enhancements.
Amortization of intangible assets was $2.4 million for the nine months ended September 30, 2018, a decrease of $699 thousand, or 22.8 percent, from $3.1 million for the nine months ended September 30, 2017. The decrease was mainly due to an impairment on the customer relationship intangible related to RenovationReady due to the sale of specific assets and activities related to the Company's Banc Home Loans division to Caliber during the three months ended March 31, 2017 and no new additional intangible assets between the periods.
Restructuring expense was $4.5 million for the nine months ended September 30, 2018, a decrease of $833 thousand, from $5.4 million for the nine months ended September 30, 2017. In connection with the sale of the Banc Home Loans division and additional cost reduction initiatives during the three months ended March 31, 2017, the Company restructured certain aspects of its infrastructure and back office operations by realigning back office staffing and amending certain system contracts in order to improve the Company's efficiency. Such expense was higher than one-time severance-related costs in the second and third quarters of 2018 totaling $4.5 million, pre-tax, as a result of the reduction in force.
All other expenses were $13.0 million for the nine months ended September 30, 2018, a decrease of $13.7 million, or 51.4 percent, from $26.7 million for the nine months ended September 30, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, directors' fees and other administrative expenditures, a decrease in provision for unfunded loan commitments, and insurance recoveries from previous accrued legal settlement expense.

Income Tax Expense
For the three months ended September 30, 2018 and 2017, income tax expense (benefit) of continuing operations was $3.3 million and $(3.9) million, respectively, and the effective tax rate was 24.0 percent and (27.8) percent, respectively. For the nine months ended September 30, 2018 and 2017, income tax benefit of continuing operations was $(1.3) million and $(23.2) million, respectively, and the effective tax rate was (4.2) percent and (119.0) percent, respectively. The Company recognized lower income tax benefits for 2018 periods due mainly to the reduction in year-to-date tax credits from the investments in alternative energy partnerships. The recognition of year-to-date tax credits from the investments in alternative energy partnerships was $412 thousand and $8.8 million, respectively, for the three months ended September 30, 2018 and 2017 and $9.6 million and $33.3 million, respectively, for the nine months ended September 30, 2018 and 2017. The reduction in tax credits received by the Company on the investments in alternative energy partnerships was due to less new equipment being placed into service by the investments. The lower income tax benefit was partially offset by the decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
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
Interest Income
Interest income of discontinued operations was $130 thousand for the three months ended September 30, 2018, a decrease of $787 thousand, or 85.8 percent, from $917 thousand for the three months ended September 30, 2017. For the nine months ended September 30, 2018, interest income of discontinued operations was $505 thousand, a decrease of $6.5 million, or 92.8 percent, from $7.0 million for the nine months ended September 30, 2017. The decrease was mainly due to a decrease in the average balance of loans held-for-sale from discontinued operations.
Noninterest Income
Noninterest income of discontinued operations was $894 thousand for the three months ended September 30, 2018, an increase of $432 thousand, or 93.5 percent, from $462 thousand for the three months ended September 30, 2017. The increase was due to higher earn-out received from Caliber. For the nine months ended September 30, 2018, noninterest income of discontinued operations was $3.9 million, a decrease of $55.5 million, or 93.5 percent, from $59.4 million for the nine months ended September 30, 2017. The decrease of $55.5 million was mainly due to a decrease in net revenue from discontinued operations in the 2018 period.
Net gain on disposal of discontinued operations was $0 and $211 thousand, respectively, for the three and nine months ended September 30, 2018 and 2017 and $1.3 million and $13.7 million, respectively, for the nine months ended September 30, 2018 and 2017.
Loan servicing income was $0 for the nine months ended September 30, 2018, compared to $1.6 million for the nine months ended September 30, 2017. As all MSRs in discontinued operations were sold during the three months ended March 31, 2017, the Company did not recognize any loan servicing income in discontinued operations subsequent to the sale of the Banc Home Loans division.
Net revenue on mortgage banking activities was $108 thousand and $396 thousand for the three and nine months ended September 30, 2018, compared to $13 thousand and $43.1 million, respectively, for the three and nine months ended September 30, 2017. During the three months ended September 30, 2018, the Bank sold $5.6 million of conforming SFR mortgage loans from discontinued operation in the secondary market. The net gain and margin was $81 thousand and 1.4 percent, respectively. During the nine months ended September 30, 2018, the Bank sold $8.1 million of conforming SFR mortgage loans from discontinued operation in the secondary market. The net gain and margin was $256 thousand and 3.2 percent, respectively. During the three and nine months ended September 30, 2017, the Bank originated $22.5 million and $1.53 billion and sold $111.6 million and $1.86 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net loss and negative margin was $86 thousand and 0.38 percent, respectively, and loan origination fees were $99 thousand for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the net gain and margin was $37.5 million and 2.5 percent, respectively, and loan origination fees were $5.5 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $574 thousand and $11.7 million, respectively, on loans sold to Fannie Mae, Freddie Mac and GNMA for the three and nine months ended September 30, 2017.

Noninterest Expense
Noninterest expense of discontinued operations was $100 thousand and $127 thousand, respectively, for the three and nine months ended September 30, 2018, compared to $3.3 million and $60.0 million, respectively, for the three and nine months ended September 30, 2017. Noninterest expense decreased significantly as the Company wound down the mortgage banking activities in discontinued operations.
For additional information, see Note 2 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. At September 30, 2018, all of the Company’s investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$910	$888	$(22)	$1,056	$1,058	$2
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	472,581	439,468	(33,113)	492,255	476,929	(15,326)
Non-agency residential mortgage-backed securities	439	451	12	741	756	15
Non-agency commercial mortgage-backed securities	135,558	132,704	(2,854)	305,172	310,511	5,339
Collateralized loan obligations	1,481,415	1,486,321	4,906	1,691,455	1,702,318	10,863
Corporate debt securities	—	—	—	76,714	83,897	7,183
Total securities available-for-sale	$2,090,903	$2,059,832	$(31,071)	$2,567,393	$2,575,469	$8,076
During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its securities held-to-maturity to securities available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million as of June 30, 2017. Due to the transfer, the Company’s ability to assert that it has the intent and ability to hold debt securities to maturity will be limited for the foreseeable future.
Securities available-for-sale were $2.06 billion at September 30, 2018, a decrease of $515.6 million, or 20.0 percent, from $2.58 billion at December 31, 2017. The decrease was mainly due to sales of $406.8 million, calls and payoffs of $478.2 million, principal payments of $33.1 million and increases in net unrealized losses of $39.1 million, partially offset by purchases of $442.6 million.
The Company repositioned its securities available-for-sale portfolio throughout the nine months ended September 30, 2018 to navigate a volatile rate environment by reducing the overall duration by selling certain longer-duration and fixed-rate non-agency mortgage-backed securities and corporate debt securities and continued shrinking the mix of collateralized loan obligations in investment securities portfolio. During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million, to reposition its securities available-for-sale portfolio. During the nine months ended September 30, 2018, the balance of collateralized loan obligations declined by $216.0 million due primarily to call and sale activities, partially offset by purchase activities. The net proceeds from the sale of securities and the run-off in collateralized loan obligations were redeployed to support loan growth.
Collateralized loan obligations (CLOs) totaled $1.48 billion and $1.69 billion, respectively, in amortized cost basis at September 30, 2018 and December 31, 2017. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At September 30, 2018, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the three and nine months ended September 30, 2018 or 2017. The Company monitors its securities portfolio to ensure it has adequate credit support. As of September 30, 2018, the Company believed there was no OTTI and did not have the intent to sell securities with fair value below amortized cost at September 30, 2018. The Company considers the lowest credit rating for identification of potential OTTI. As of September 30, 2018, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of September 30, 2018:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$910	2.73%	$910	2.73%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	312	2.92%	3,946	1.78%	—	—%	468,323	2.55%	472,581	2.54%
Non-agency residential mortgage-backed securities	173	4.73%	—	—%	—	—%	266	5.81%	439	5.38%
Non-agency commercial mortgage-backed securities	—	—%	—	—%	135,558	3.75%	—	—%	135,558	3.75%
Collateralized loan obligations	1,481,415	4.11%	—	—%	—	—%	—	—%	1,481,415	4.11%
Total securities available-for-sale	$1,481,900	4.11%	$3,946	1.78%	$135,558	3.75%	$469,499	2.55%	$2,090,903	3.73%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $29.7 million and $105.8 million, respectively, at September 30, 2018 and December 31, 2017. Loans held-for-sale consisted of two components; loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
As of September 30, 2018, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold. As of December 31, 2017, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option by the Company. Loans held-for-sale carried at fair value on a consolidated operations basis were $28.3 million and $105.3 million, respectively, at September 30, 2018 and December 31, 2017. The $77.0 million, or 73.1 percent, decrease was mainly due to a net decrease of $66.0 million in GNMA loans delinquent more than 90 days, which were subject to a repurchase option held by the Company, as a result of the sale of related MSRs, as well as sales of $14.5 million of loans, partially offset by repurchases of $12.7 million of loans.
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment, and determined that this met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were transferred to Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $20.3 million and $38.7 million, respectively, at September 30, 2018 and December 31, 2017.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans and SBA loans. Loans held-for-sale carried at the lower of cost or fair value on a consolidated operations basis were $1.4 million and $466 thousand, respectively, at September 30, 2018 and December 31, 2017. The $892 thousand, or 191.4 percent, increase was due mainly to loans transferred from loans and leases receivable of $231.8 million and originations of $6.3 million, partially offset by sales of $236.1 million.
During the three months ended June 30, 2017, the Company transferred all of its seasoned SFR mortgage loans, which had an aggregate unpaid principal balance and an aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. All of these loans were sold during the three months ended September 30, 2017. On the date of sale, the aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million.
Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,673,055	$1,701,951	$(28,896)	(1.7)%
Commercial real estate	823,193	717,415	105,778	14.7%
Multifamily	2,112,190	1,816,141	296,049	16.3%
SBA	71,494	78,699	(7,205)	(9.2)%
Construction	200,294	182,960	17,334	9.5%
Lease financing	—	13	(13)	(100.0)%
Consumer:
Single family residential mortgage	2,300,069	2,055,649	244,420	11.9%
Other consumer	72,998	106,579	(33,581)	(31.5)%
Total loans and leases	7,253,293	6,659,407	593,886	8.9%
ALLL	(57,782)	(49,333)	(8,449)	17.1%
Loans and leases receivable, net	$7,195,511	$6,610,074	$585,437	8.9%

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2018 and December 31, 2017, the NTM portfolio totaled $834.3 million, or 11.5 percent of the total gross loan portfolio, and $806.9 million, or 12.1 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $27.4 million, or 3.4 percent during the period. The increase was primarily due to originations of $186.0 million, partially offset by paydowns and amortization of $104.7 million and loans transferred to held-for-sale of $45.6 million.
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
Green Loans totaled $73.6 million at September 30, 2018, a decrease of $12.2 million, or 14.2 percent from $85.8 million at December 31, 2017, primarily due to reductions in principal balances and payoffs. At September 30, 2018 and December 31, 2017, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
Credit guidelines for Green Loans were established based on borrower FICO scores, property type, occupancy type, loan amount, and geography. Property types include single family residences and second trust deeds where the Company held the first liens, owner occupied as well as non-owner occupied properties. The Company utilized its underwriting guidelines for first liens to underwrite the Green Loan secured by second trust deeds as if the combined loans were a single Green Loan. For all Green Loans, the loan income was underwritten using either full income documentation or alternative income documentation.

The following table presents the Company’s Green Loans first lien portfolio at September 30, 2018 by FICO scores that were obtained during the quarter ended September 30, 2018, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2017:

	September 30, 2018
	By FICO Scores Obtained During the Quarter Ended September 30, 2018			By FICO Scores Obtained During the Quarter Ended December 31, 2017			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	17	$10,140	14.4%	12	$7,820	11.1%	5	$2,320	3.3%
700-799	53	39,101	55.4%	47	30,623	43.5%	6	8,478	11.9%
600-699	16	14,024	19.9%	23	23,427	33.2%	(7)	(9,403)	(13.3)%
<600	2	3,421	4.9%	5	4,682	6.6%	(3)	(1,261)	(1.7)%
No FICO	3	3,784	5.4%	4	3,918	5.6%	(1)	(134)	(0.2)%
Totals	91	$70,470	100.0%	91	$70,470	100.0%	—	$—	—%
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $757.1 million at September 30, 2018, an increase of $39.7 million, or 5.5 percent, from $717.5 million at December 31, 2017. The increase was primarily due to originations of $186.0 million, partially offset by paydowns and amortization of $92.4 million and loans transferred to held-for-sale of $45.6 million. As of September 30, 2018 and December 31, 2017, $1.5 million and $1.2 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.6 million at September 30, 2018, a decrease of $110 thousand, or 3.0 percent, from $3.7 million as of December 31, 2017. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2018 and December 31, 2017, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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

As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Management Credit Committee (MCC), formally known as Internal Asset Review Committee, conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension of the line or reduction in the credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the nine months ended September 30, 2018, the Company made no curtailment in available commitments on Green Loans.
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

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
September 30, 2018
< 61%	61	$46,072	65.4%	271	$458,092	60.5%	11	$3,564	100.0%	343	$507,728	61.1%
61-80%	23	19,130	27.1%	241	294,352	38.9%	—	—	—%	264	313,482	37.7%
81-100%	7	5,268	7.5%	5	4,691	0.6%	—	—	—%	12	9,959	1.2%
Total	91	$70,470	100.0%	517	$757,135	100.0%	11	$3,564	100.0%	619	$831,169	100.0%
December 31, 2017
< 61%	60	$51,241	62.3%	242	$407,810	56.8%	9	$2,826	76.9%	311	$461,877	57.5%
61-80%	33	25,072	30.5%	220	300,500	41.9%	2	848	23.1%	255	326,420	40.6%
81-100%	8	5,884	7.2%	6	9,174	1.3%	—	—	—%	14	15,058	1.9%
Total	101	$82,197	100.0%	468	$717,484	100.0%	11	$3,674	100.0%	580	$803,355	100.0%

Seasoned SFR Mortgage Loans
The Company did not have any outstanding seasoned SFR mortgage loan pools at September 30, 2018 or December 31, 2017.
During the three months ended June 30, 2017, the Company transferred all of its seasoned SFR mortgage loans, which had an aggregate unpaid principal balance and an aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. This transfer included PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, and recorded a fair value adjustment of $274 thousand. All of these loans were sold during the three months ended September 30, 2017. On the date of sale settlement, the aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million.
The Company did not purchase any seasoned SFR mortgage loan pools during the three or nine months ended September 30, 2018 or the year ended December 31, 2017.
Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Non-accrual loans and leases	25,523	19,382	6,141	31.7%
Total non-performing loans	25,523	19,382	6,141	31.7%
Other real estate owned	434	1,796	(1,362)	(75.8)%
Total non-performing assets	$25,957	$21,178	$4,779	22.6%
Performing restructured loans (1)	$5,580	$5,646	$(66)	(1.2)%
Total non-performing loans and leases to total loans and leases	0.35%	0.29%
Total non-performing assets to total assets	0.25%	0.21%
ALLL to non-performing loans and leases	226.39%	254.53%
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
Additional income of approximately $361 thousand and $957 thousand would have been recorded during the three and nine months ended September 30, 2018, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
At September 30, 2018 and December 31, 2017, the Company had 14 and 12 loans, respectively, with an aggregate balance of $8.3 million and $8.3 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At September 30, 2018, of the 14 loans classified as TDRs, 11 loans totaling $5.6 million that were making payments according to their modified terms and were less than 90-days delinquent under the modified terms were on accruing status. At December 31, 2017, of the 12 loans classified as TDRs, 11 loans totaling $5.6 million that were making payments according to their modified terms and were less than 90-days delinquent under the modified terms were on accruing status.

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

	September 30, 2018		December 31, 2017
($ in thousands)	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
Commercial:
Commercial and industrial	$16,543	$1,673,055	$14,280	$1,701,951
Commercial real estate	6,012	823,193	4,971	717,415
Multifamily	15,473	2,112,190	13,265	1,816,141
SBA	1,870	71,494	1,701	78,699
Construction	3,247	200,294	3,318	182,960
Lease financing	—	—	—	13
Consumer:
Single family residential mortgage	13,598	2,300,069	10,996	2,055,649
Other consumer	1,039	72,998	802	106,579
Total	$57,782	$7,253,293	$49,333	$6,659,407
The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017	Amount Change	Percentage Change
Loan breakdown by ALLL evaluation type:
Originated loans and leases	$6,683,683	$5,988,101	$695,582	11.6%
Acquired loans not impaired at acquisition	569,610	671,306	(101,696)	(15.1)%
Total loans	$7,253,293	$6,659,407	$593,886	8.9%
ALLL breakdown:
Originated loans and leases	$56,672	$48,110	$8,562	17.8%
Acquired loans not impaired at acquisition	1,110	1,223	(113)	(9.2)%
Total ALLL	$57,782	$49,333	$8,449	17.1%
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$12,311	$14,943	$(2,632)	(17.6)%
Total discount	$12,311	$14,943	$(2,632)	(17.6)%
Percentage of ALLL to:
Originated loans and leases	0.85%	0.80%	0.05%
Originated loans and leases and acquired loans not impaired at acquisition	0.80%	0.74%	0.06%
Total loans and leases	0.80%	0.74%	0.06%

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
ALLL at beginning of period	$56,678	$42,385	$49,333	$40,444
Charge-offs:
Commercial and industrial	(342)	(571)	(689)	(953)
Commercial real estate	—	—	—	(113)
Multifamily	—	—	(8)	—
SBA	—	(58)	(683)	(351)
Construction	—	—	—	(29)
Single family residential mortgage	(45)	(78)	(524)	(2,490)
Other consumer	(1)	(252)	(14,073)	(278)
Total charge-offs	(388)	(959)	(15,977)	(4,214)
Recoveries:
Commercial and industrial	61	—	158	—
SBA	8	83	240	157
Lease financing	3	—	12	29
Single family residential mortgage	—	—	436	1
Other consumer	10	2	18	8
Total recoveries	82	85	864	195
Provision for loan and lease losses	1,410	3,561	23,562	8,647
ALLL at end of period	$57,782	$45,072	$57,782	$45,072
Average total loans and leases held-for-investment	$7,123,619	$5,938,112	$6,945,551	$6,028,076
Total loans and leases held-for-investment at end of period	$7,253,293	$6,226,897	$7,253,293	$6,226,897
Ratios:
Annualized net charge-offs to average total loans and leases held-for-investment	0.02%	0.06%	0.44%	0.09%
ALLL to total loans and leases held-for-investment	0.80%	0.72%	0.80%	0.72%
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

Servicing Rights
Total mortgage and SBA servicing rights were $3.8 million and $33.7 million at September 30, 2018 and December 31, 2017, respectively. The fair value of the MSRs amounted to $2.0 million and $31.9 million and the amortized cost of the SBA servicing rights was $1.7 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans.
The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $223.6 million and $99.0 million, respectively, at September 30, 2018 and $3.94 billion and $101.0 million, respectively, at December 31, 2017. The recorded amount of the MSRs and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.91 percent and 1.76 percent, respectively, at September 30, 2018 as compared to 0.81 percent and 1.84 percent, respectively, at December 31, 2017.
During the first half of 2018, the Company sold $28.5 million of MSRs on approximately $3.55 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $30.1 million, subject to prepayment protection provision and standard representations and warranties. There were no sales of MSRs during the three months ended September 30, 2018. During the three months ended September 30, 2018, the Company recorded a net gain on sale of mortgage servicing rights of $24 thousand primarily as a result of the release of liability of transaction costs as the amount paid was less than the accrued liability. The sale of MSRs resulted in a net loss of $2.4 million for the nine months ended September 30, 2018, primarily related to transaction costs, provision for early repayments of loans, and expected repurchase obligations under standard representations and warranties.
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
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$44,806	$37,605	$48,826	$25,639
New funding	—	14,986	—	45,926
Return of unused capital	—	—	(1,027)	—
Cash distribution from investments	(541)	(426)	(1,760)	(957)
Loss on investments using HLBV method	(2,484)	(8,348)	(4,258)	(26,791)
Balance at end of period	$41,781	$43,817	$41,781	$43,817
Unfunded equity commitments	$—	$96,733	$—	$96,733
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the three and nine months ended September 30, 2018, the Company recognized energy tax credits of $412 thousand and $9.6 million, respectively, offset by $43 thousand and $1.0 million, respectively, of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $682 thousand and $1.2 million, respectively (based on a current effective tax rate of 32.81 percent and 27.27 percent, respectively, which excludes the foregoing energy tax credits and related deferred tax expense), related to the recognition of its loss through its HLBV application. During the three and nine months ended September 30, 2017, the Company recognized energy tax credits of $8.8 million and $33.3 million, respectively, offset by $1.5 million and $5.8 million, respectively, of deferred tax expenses in connection with new equipment being placed into service as well as income tax benefits of $3.0 million and $10.4 million, respectively (based on an effective tax rate of 34.44 percent and 38.96 percent, respectively, which excludes the foregoing energy tax credits and related deferred tax expense), related to the recognition of its loss through its HLBV application.
The HLBV losses for the periods were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 17 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017	Amount Change	Percentage Change
Noninterest-bearing deposits	$1,061,557	$1,071,608	$(10,051)	(0.9)%
Interest-bearing demand deposits	1,713,790	2,089,016	(375,226)	(18.0)%
Money market accounts	856,886	1,146,859	(289,973)	(25.3)%
Savings accounts	1,269,489	1,059,628	209,861	19.8%
Certificates of deposit of $250,000 or less	1,730,565	1,365,452	365,113	26.7%
Certificates of deposit of more than $250,000	769,455	560,340	209,115	37.3%
Total deposits	$7,401,742	$7,292,903	$108,839	1.5%
Total deposits were $7.40 billion at September 30, 2018, an increase of $108.8 million, or 1.5 percent, from $7.29 billion at December 31, 2017. The increase was mainly due to the Company's continuous efforts to build core deposits across the Company's business units, including strong growth from the community banking and private banking channel, partially offset by the completion of the Company's strategic reduction of high-rate and high-volatility deposits during the three months ended March 31, 2018 and reduced brokered deposits. Brokered deposits were $1.19 billion at September 30, 2018, a decrease of $268.5 million, or 18.4 percent, from $1.46 billion at December 31, 2017.
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
FHLB advances totaled $1.64 billion and $1.70 billion, respectively, at September 30, 2018 and December 31, 2017. The Company did not utilize repurchase agreements at September 30, 2018 or December 31, 2017.
On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that it maintained at the holding company level with an unaffiliated financial institution. The line had a maturity date of July 17, 2017. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long Term Debt
The following table presents the Company's long term debt as of the dates indicated:

	September 30, 2018		December 31, 2017
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,904)	$175,000	$(2,059)
Total	$175,000	$(1,904)	$175,000	$(2,059)
On May 15, 2017, the Company made the final installment payment on its 7.50 percent junior subordinated amortizing notes due May 15, 2017.
For additional information, see Note 10 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of September 30, 2018 and December 31, 2017, the reserve for unfunded loan commitments was $4.2 million and $3.7 million, respectively. The increase was mainly due to an increase in expected utilization of unfunded loan commitments and methodology enhancements.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Balance at beginning of period	$4,031	$4,014	$3,716	$2,385
Provision for unfunded loan commitments	217	628	532	2,257
Balance at end of period	$4,248	$4,642	$4,248	$4,642
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
Reserve for loss on repurchased loans totaled $2.6 million at September 30, 2018, a decrease of $3.7 million, or 59.2 percent, from $6.3 million at December 31, 2017. Approximately $1.5 million of the decrease was due to portfolio run-off and repurchase settlement activities, and approximately $2.2 million of the decrease was due to methodology and data enhancements. The methodology and data enhancements were primarily a result of additional insights gained through the due diligence process pertaining to the MSR sale during the three months ended March 31, 2018 and utilization of the Company's actual run-off and historical loss data as opposed to industry data.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under noninterest expense on the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases. Initial provisions for loan repurchases were $18 thousand and $98 thousand, respectively, and subsequent changes in the provision were $(360) thousand and $(749) thousand, respectively, for the three months ended September 30, 2018 and 2017. Initial provision for loan repurchases were $73 thousand and $1.6 million, respectively, and subsequent changes in the provision were $(2.4) million and $(1.5) million, respectively, for the nine months ended September 30, 2018 and 2017.
The Company believes that all repurchase demands received were adequately reserved for at September 30, 2018. For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Liquidity Management
The Company is required to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows and dividend payments. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.
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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowings, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. At September 30, 2018, the Bank had $185.8 million available to pay dividends to Banc of California, Inc. without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. During the nine months ended September 30, 2018, the Bank paid dividends of $94.3 million to Banc of California, Inc. At September 30, 2018, Banc of California, Inc. had $42.7 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $372.2 million of cash and cash equivalents, which was 3.6 percent of total assets at September 30, 2018. The Company's cash and cash equivalents decreased by $15.5 million, or 4.0 percent, from $387.7 million, or 3.8 percent of total assets, at December 31, 2017. The decrease was mainly due to an increase in loans, a decrease in FHLB advances and redemption of the Company's Series C Preferred Stock, partially offset by an increase in deposits and a decrease in securities. The Company exited the high-rate and high-volatility institutional deposits and reduced the reliance on brokered deposits by replacing them with core deposits to fund new loan originations. The Company also strategically decreased its securities portfolio to navigate a volatile rate environment by reducing overall duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities and continued allowing collateralized loan obligations to runoff. All of these strategic actions were taken in order to expand core lending activities across the organization, while reducing risk on the Company's balance sheet.
At September 30, 2018, the Company had available unused secured borrowing capacities of $1.21 billion from FHLB and $43.9 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at September 30, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company also had unpledged securities available-for-sale of $1.92 billion at September 30, 2018.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of September 30, 2018, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of September 30, 2018:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$309,046	$51,257	$184,037	$28,018	$45,734
Unused lines of credit	1,180,221	920,361	90,447	51,331	118,082
Standby letters of credit	10,367	8,421	1,926	—	20
Total commitments	$1,499,634	$980,039	$276,410	$79,349	$163,836
FHLB advances	$1,640,000	$860,000	$269,000	$191,000	$320,000
Long-term debt	239,313	9,188	18,375	18,375	193,375
Operating and capital lease obligations	31,202	6,958	11,316	5,139	7,789
Certificate of deposits	2,500,020	1,966,859	526,055	7,106	—
Total contractual obligations	$4,410,535	$2,843,005	$824,746	$221,620	$521,164
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of September 30, 2018, the Bank has paid $14.0 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $9.0 million as of September 30, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 22 for additional information.
At September 30, 2018, the Company had unfunded commitments of $13.6 million, $10.1 million, and $501 thousand for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.

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

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
September 30, 2018
Total risk-based capital ratio	14.05%	15.94%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.15%	15.04%	6.00%	8.00%
Common equity tier 1 capital ratio	9.80%	15.04%	4.50%	6.50%
Tier 1 leverage ratio	8.99%	10.29%	4.00%	5.00%
December 31, 2017
Total risk-based capital ratio	14.56%	16.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.79%	15.78%	6.00%	8.00%
Common equity tier 1 capital ratio	9.92%	15.78%	4.50%	6.50%
Tier 1 leverage ratio	9.39%	10.67%	4.00%	5.00%
The Dodd-Frank Act requires publicly traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion. The “Dodd-Frank Act Stress Test” or “DFAST” is designed to determine whether the capital planning of the Company, assessment of its capital adequacy and risk management practices adequately protect it and its affiliates in the event of an economic downturn. As the Company and the Bank exceeded the $10 billion threshold for four consecutive quarters during the year ended December 31, 2017, the Company and the Bank were subject to the DFAST regime on January 1, 2018 and were required to submit their first DFAST results as of December 31, 2017 by July 31, 2018 to the Federal Reserve and the OCC, respectively, and publicly disclose and consider the results as part of broader capital planning and risk management.
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
As part of its procedures, the ALCOs regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity.

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at September 30, 2018 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
September 30, 2018
+200 bps	$1,090,249	$(62,403)	(5.4)%	$241,002	$6,907	3.0%
+100 bps	1,132,175	(20,477)	(1.8)%	237,675	3,580	1.5%
0 bp	1,152,652			234,095
-100 bps	1,149,401	(3,251)	(0.3)%	229,347	(4,748)	(2.0)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
At September 30, 2018, the Company did not maintain any securities for trading purposes or engage in trading activities. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of September 30, 2018 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On August 15, 2017, COR Securities Holdings, Inc., and COR Clearing LLC filed an action in the United States District Court for the Central District of California, captioned COR Securities Holdings, Inc., et al. v. Banc of California, N.A., et al., Case No. 8:17-cv-01403 DOC JCGx), against the Bank and Hugh F. Boyle, the Company’s and the Bank’s Chief Risk Officer. The lawsuit asserts claims under various state and federal statutes related to computer fraud and abuse, as well as a claim of common law fraud. The plaintiffs allege that the Bank inappropriately gained access to their confidential and privileged documents on a cloud storage site. On October 2, 2017, the defendants filed a motion to dismiss. On February 2, 2018, the court granted in part and denied in part that motion to dismiss. Trial is set for June 2019. The Bank believes that the action is without merit and intends to vigorously contest it.
On August 11, 2017, Carlos P. Salas, the Bank’s former Chief of Staff, filed an action in the Los Angeles Superior Court, captioned Carlos P. Salas v. Banc of California, Inc., et al., Case No. BC672208, against the Company and the Bank asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an implied in fact contract, promissory estoppel, promissory fraud, declaratory relief, fraud/intentional misrepresentation, unfair business practices, wrongful termination, violation of the right to privacy and violation of California’s Investigative Consumer Reporting Agencies Act. In general, Mr. Salas alleges that he was constructively terminated as a Bank employee and suffered damages in excess of $4 million. He seeks both compensatory and punitive damages. On September 18, 2017, the Company and the Bank filed a motion to compel arbitration, as required by Mr. Salas’ written agreement with the Bank. On January 17, 2018, the court granted the motion to compel arbitration and stayed the court action. Mr. Salas has commenced arbitration. The arbitration was set for October 22, 2018 but that date was vacated and the arbitration has not yet been rescheduled. The Company believes that the action is without merit and continues to vigorously contest it.
On December 7, 2017, Heather Endresen filed an action in the Los Angeles Superior Court, captioned Heather Endresen v. Banc of California, Inc.; Banc of California, N.A., Case No. BC685641. Endresen’s complaint purports to state claims for retaliation, wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, and various statutory claims. Endresen dismissed the action without prejudice. On May 23, 2018, Endresen filed an action in the United States District Court for the Central District of California, captioned Heather Endresen v. Banc of California, Inc. and Banc of California, N.A., Case No. 8:18-cv-00899, asserting the claims she had made in the state court action and adding a claim for violation of the Sarbanes-Oxley Act. The complaint does not specify any amount of alleged damages. On August 22, 2018, Banc of California, Inc. and Banc of California, N.A. moved to compel arbitration of all of Endresen’s claims except for the Sarbanes-Oxley Act claim, pursuant to Endresen’s binding arbitration agreement. On September 20, 2018, the court granted the motion to compel arbitration and stayed the litigation on the Sarbanes-Oxley Act claim pending arbitration. Endresen has not yet commenced arbitration. The Company believes that the claims are without merit and intends to vigorously contest them.

On February 2, 2018, Colleen Witmer, a stockholder, filed a stockholder derivative complaint in the Central District of California, Case No. 8:18-cv-00246-CJC (DFMx), against the Company, as a nominal defendant, and Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schnel, Eric Holoman, Chad T. Brownstein, Fran Turner, and Jeffrey Seabold. Witmer filed a First Amended Complaint on July 12, 2018. Witmer’s First Amended Complaint seeks to assert claims on behalf of the Company against the individual defendants for breach of fiduciary duty, unjust enrichment, and waste. Witmer alleges that she made a demand on the Company to assert those claims and that the Company refused that demand. The Company filed a motion to dismiss on the grounds that it did not refuse to consider Witmer’s demand. On August 23, 2018, the Court granted the Company’s motion to dismiss.
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
We estimated that we will recognize annual savings of approximately $15.0 million from the reduction in force and planned reduction in use of third party advisors in 2019. We incurred one-time severance-related costs in the second and third quarters of 2018 of $4.0 million, pre-tax, and $553 thousand, pre-tax, respectively, as a result of the reduction in force. It is possible that the actual savings we realize from the reduction in force and our planned reduction in use of third party advisors will be less than anticipated and the costs associated with the reduction in force will be greater than anticipated.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From July 1, 2018 to July 31, 2018	—	$—	—	—
From August 1, 2018 to August 31, 2018	—	$—	—	—
From September 1, 2018 to September 30, 2018	—	$—	—	—
Total	—	$—	—
During the three months ended September 30, 2018, the Company did not purchase any equity securities. On October 18, 2016, the Company announced that its Board of Directors approved a share buyback program under Rule 10b-18 authorizing the Company to buy back, from time to time during the 12 months ending on October 18, 2017, an aggregate amount representing up to 10 percent of the Company's currently outstanding common shares. The Company did not purchase any shares under this share buyback program, and the program has expired.
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended September 30, 2018 related to tax liability sales for employee stock benefit plans.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
On November 5, 2018, it was determined that effective November 15, 2018, the annual base salary of John C. Grosvenor will be reduced from $300,000 to $150,000.  Mr. Grosvenor has been employed by the Company as General Counsel Emeritus since his retirement as General Counsel and Corporate Secretary effective May 15, 2018.

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
Footnote 5

10.1	Employment Agreement, dated as of April 24, 2017, by and between the Registrant and Douglas H. Bowers	Footnote 12

10.2	Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler	Footnote 13

10.3	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	Footnote 14

10.3A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	Footnote 15

10.3B	Compensation arrangement, dated March 8, 2018, by and among Registrant, Banc of California, National Association, and Hugh F. Boyle	Footnote 40

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	Footnote 16

10.4A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	Footnote 15

10.5	Separation Agreement, dated October 18, 2018, by and among the Registrant, Banc of California, National Association and Jason Pendergist.	Footnote 44

10.8	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	Footnote 16

10.8A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	Footnote 16

10.8B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	Footnote 17

10.8C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	Footnote 18

10.8D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 19

10.8E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among the Registrant, Banc of California, National Association, and Steven A. Sugarman	Footnote 20

10.8F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 20

10.8G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	Footnote 21

10.9	Employment Agreement, dated as of March 24, 2016, by and between the Registrant and Brian Kuelbs	Footnote 20

10.9A	Settlement Agreement and Release dated as of December 6, 2017, by and between the Registrant and Brian Kuelbs	Footnote 39

10.10	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	Footnote 23

10.10A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	Footnote 24

10.10B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	Footnote 15

10.10C	Long-Form Settlement Agreement, dated as of February 14, 2018, by and among the Registrant, Banc of California, N.A. and Jeffrey Seabold	Footnote 39

10.11	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	Footnote 15

10.11A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	Footnote 20

10.11B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	Footnote 25

10.12	Separation Agreement and Release, dated as of February 7, 2017, by and between the Registrant and Chad T. Brownstein	Footnote 3

10.13	Registrant’s 2003 Stock Option and Incentive Plan	Footnote 26

10.14	Registrant’s 2003 Recognition and Retention Plan	Footnote 26

10.15	Registrant’s 2011 Omnibus Incentive Plan	Footnote 27

10.15A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.15B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.15C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	Footnote 28

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	Footnote 29

10.16A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.16B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 3

10.16C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.16D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.16E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.16F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.16G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.16H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	Footnote 24

10.16L	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 39

10.17	Registrant’s 2018 Omnibus Stock Incentive Plan	Footnote 42
10.18	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	Footnote 32

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
Footnote 38

11.0	Statement regarding computation of per share earnings	Footnote 43

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

(14)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(22)	Reserved.

(23)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(26)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(27)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(29)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(39)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

(40)	Files as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

(41)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.

(42)	Included as an appendix to the Registrant’s definitive proxy statement filed on April 19, 2018 and incorporated herein by reference.

(43)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

(44)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 19, 2018 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 9, 2018	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2018	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2018	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)