Form 10-K
period 2018-12-31
BANC OF CALIFORNIA, INC.
filed 2019-03-01
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 30, 2018, was $843.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of February 22, 2019, the registrant had outstanding 50,180,041 shares of voting common stock and 477,321 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2019.

BANC OF CALIFORNIA, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2018

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.
an ongoing investigation by the SEC as well as any related litigation or other litigation may result in adverse findings, reputational damage, the imposition of sanctions, increased costs and other negative consequences;

ii.	the costs and effects of litigation generally, including legal fees and other expenses, settlements and judgments;

iii.	the risk that we will not be successful in our efforts to transition to a core commercial banking platform;

iv.	the risks associated with any acquisitions we make of other banks, bank branches, other assets or other businesses;

v.	the risks that additional capital will not be available when needed and the risk that funds obtained from capital raising activities will not be utilized efficiently or effectively;

vi.
the risk that the savings we actually realize from our reduction in force and planned reduction in use of third party advisors will be less than anticipated and the risk that the costs associated with the reduction in force will be greater than anticipated;

vii.
the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to the effectiveness of our underwriting practices and the risk of fraud, any of which credit and operational risks may lead to increased loan and lease delinquencies, losses and non-performing assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

viii.	the quality and composition of our securities portfolio, which includes a large portfolio of collateralized loan obligations;

ix.	changes in general economic conditions, either nationally or in our market areas, or changes in financial markets;

x.
continuation of or changes in the historically low short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

xi.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

xii.	our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;

xiii.
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

xiv.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, and the availability and resources to address and respond to such changes;

xv.	our ability to control operating costs and expenses;

xvi.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xvii.	the risk that our implementation of new lines of business and/or new products and services will be unsuccessful or subject us to increased regulatory scrutiny or other legal risks;

xviii.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xix.	the network and computer systems on which we depend could fail or experience a security breach;

xx.	our ability to attract and retain key members of our senior management team;

xxi.	increased competitive pressures among financial services companies;

xxii.	changes in consumer spending, borrowing and saving habits;

xxiii.	the effects of severe weather, natural disasters, acts of war or terrorism and other external events on our business;

xxiv.	the ability of key third-party providers to perform their obligations to us;

xxv.	the dependency of our single family residential mortgage loan origination business on third party mortgage brokers who are not contractually obligated to do business with us;

xxvi.
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board (FASB) or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxvii.
share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;

xxviii.	the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses; and

xxix.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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
Business Overview
The Company is focused on California and core banking products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities through its 32 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties. Through the Bank and its predecessors, the Company has served California markets since 1941. The Company offers a variety of financial products and services designed around its target client in order to serve all of their banking and financial needs. Deposit and banking product and service offerings include checking, savings, money market, certificates of deposit, and retirement accounts. Additional product and service offerings include automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, card payment services, remote and mobile deposit capture, automated clearing house origination, wire transfer, direct deposit, and safe deposit boxes. Lending activities are focused on providing financing to California’s diverse private businesses, entrepreneurs, and communities, and loans are often secured by California commercial and residential real estate.
Significant Transactions
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling residential mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency residential mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that were to be sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional government single family residential (SFR) mortgage loans that were not sold as part of the Banc Home Loans sale and the repurchase reserves related to previously sold loans, have been classified as continuing operations in the financial statements as they remain part of the Company’s ongoing operations.
The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. The entire transaction resulted in a net gain on disposal of $15.2 million in total for the years ended December 31, 2018 and 2017.
Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. During the years ended December 31, 2018 and 2017, the Company recognized earn-out payments of $2.8 million and $1.1 million, respectively. Since the completion of the transaction, the Company has recognized a total earn-out of $4.0 million in Income from Discontinued Operations on the Consolidated Statements of Operations. Caliber retains an option to buy out the future earn-out payable to the Company for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber pays the buyout amount. For additional information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Lending Activities
General
The Company offers a number of commercial and consumer loan products including commercial and industrial loans; commercial real estate loans; multifamily loans; construction and renovation loans; SFR mortgage loans; warehouse loans; asset, insurance or security-backed loans; home equity lines of credit (HELOCs); consumer and business lines of credit; and other consumer loans.
Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests on any amount that exceeds 15 percent of a bank’s capital and surplus, plus an additional 10 percent of a bank’s capital and surplus, if the amount that exceeds a bank’s 15 percent general limit is fully secured by readily marketable collateral. At December 31, 2018, the Bank’s authorized legal lending limits for loans to one borrower were $168.0 million for unsecured loans and an additional $112.0 million for specific secured loans.
At December 31, 2018, the Company's total loans and leases held-for-investment and loans held-for-sale were $7.70 billion or 72.4 percent of total assets and $8.1 million or 0.1 percent of total assets, respectively, compared to $6.66 billion or 64.5 percent of total assets and $67.1 million or 0.6 percent of total assets at December 31, 2017, respectively. For additional information concerning changes in loans and leases, see "Loans and Leases Receivable, Net" and "Loans Held-for-Sale" included in Item 7 of this Annual Report on Form 10-K.

Risk Governance
The Company conducts its business activities under a system of risk governance controls. Key elements of the Company's risk governance structure include the risk appetite framework and risk appetite statement. The risk appetite framework adopted by the Company has been developed in conjunction with the Company’s strategic and capital plans. The strategic and capital plans articulate the Board of Director's (Board's) approved statement of financial condition, loan concentration targets and the appropriate level of capital to manage our risks properly.
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

•
Credit Approval Authorities—All material credit exposures of the Company are approved by a credit risk management group that is independent of the business units with the exception of SFR mortgage loans that have been provided delegated authority within the approved credit policy. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint credit and enterprise risk committees of the Company's Board of Directors and the Bank's Board of Directors review and approve material loan pool purchases, divestitures, and any other transactions as appropriate.

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

•
Commercial Real Estate Loan Pricing, Multifamily Loan Pricing and Residential Loan Pricing—Regular discussions occur between the areas of executive management, Treasury, Capital Markets, Credit and Risk Management and the business units with regard to the pricing of the Company's loan products. These groups meet to ensure that the Company is pricing its products appropriately and consistently with the Company's strategic and capital plans.

Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, equipment or real property, business acquisitions and warehousing lending. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, the Company's policies provide specific guidelines regarding debt coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations, working capital needs and finance mortgage loans. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Owner occupied commercial real estate loans are extended to purchase or refinance real property and are usually 50 percent or more occupied by the underlying business and the business's cash flow is the primary source of repayment.
Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as mortgage loans, accounts receivable, inventory, equipment or real estate and typically have a term of 1-5 years.
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
The Company’s commercial and industrial loan policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of global conditions affecting the borrower and the industry in which they participate. Detailed analysis of the borrower’s past, present and future cash flow is also an important aspect of the credit analysis, as it is the Company's primary source of repayment. In addition, commercial and industrial loans are typically monitored periodically to provide an early warning for deteriorating cash flow. All commercial and industrial loans must have well-defined primary and secondary or, at times, tertiary sources of repayment.
In order to mitigate the risk of borrower default, the Company generally requires collateral to support the credit and, in the case of loans made to businesses, personal guarantees from their owners. The Company attempts to control the risk by generally requiring loan-to-value (LTV) ratios of not more than 80 percent (owner occupied commercial real estate loans are typically 75 percent or less if SBA loans) and by regularly monitoring the amount and value of the collateral in order to maintain that ratio. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Because of the potential value reduction, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent, in part, upon general economic conditions. See “Asset Quality” under "Loans and Leases Receivable, Net" included in Item 7 of this Annual Report on Form 10-K.
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
Commercial Real Estate and Multifamily Loans
Commercial real estate and multifamily loans are secured primarily by multifamily dwellings, industrial/warehouse buildings, anchored and non-anchored retail centers, office buildings and, on a limited basis, hospitality properties primarily located in the Company’s market area.
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

Loans secured by commercial real estate and multifamily properties are underwritten based on the income producing potential of the property and the financial strength of the borrower and/or guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate and multifamily loans are performed by independent state licensed appraisers approved by management. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information. Because payments on loans secured by commercial real estate and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality” under "Loans and Leases Receivable, Net" included in Item 7 of this Annual Report on Form 10-K.
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

•
504 Loans—These are real estate loans in which the lender can advance up to 90 percent of the purchase price; retain 50 percent as a first trust deed; and have a Certified Development Company (CDC) retain the second trust deed for 40 percent of the total cost. CDCs are licensed by the SBA. Required equity of the borrower is 10 percent. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.

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
Construction Loans
The Company provides short-term construction loans primarily relating to single family or multifamily residential properties. Construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, borrower’s creditworthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. The Company utilizes independent state licensed appraisers approved by management and monitors projects during construction through inspections and a disbursement program tied to the percentage of completion of each project. The Company may, in the future, originate or purchase loans or participations in construction, renovation and rehabilitation loans on residential, multifamily and/or commercial real estate properties.
Lease Financing
On October 27, 2016, the Company sold its Commercial Equipment Finance business unit. For financial information, see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Single Family Residential Mortgage Loans
The Company originates mortgage loans secured by a first deed of trust on single family residences mainly throughout California. The Company offers non-conforming SFR mortgage loans where the loan amount exceeds Fannie Mae or Freddie Mac limits, or the loans otherwise do not conform to Fannie Mae or Freddie Mac guidelines.
The Company’s residential lending activities include both a direct-to-consumer retail residential lending business and a wholesale and correspondent mortgage business. In the retail business, the Company's loan officers are located either in the Company's call center in Santa Ana or full service branches in San Diego, Orange, Santa Barbara and Los Angeles Counties, and originate mortgage loans directly to consumers. The wholesale mortgage business originates SFR mortgage loans submitted to the Company by outside mortgage brokers for underwriting and funding. The correspondent mortgage business acquires residential mortgage loans originated by third parties. The Company does not originate loans defined as high cost by state or federal regulators.
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
Adjustable Rate Mortgage (ARM) loans are offered with flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2018, the Company originated $1.01 billion of held-for-investment SFR ARM loans with terms up to 30 years. Of total SFR mortgage loans at December 31, 2018, $59.3 million, or 2.6 percent, were fixed rate, and $2.25 billion, or 97.4 percent, were adjustable rate. Of total SFR mortgage loans at December 31, 2017, $380 thousand, or 0.1 percent, were fixed rate, and $2.06 billion, or 99.9 percent, were adjustable rate.
The Company also offers interest only loans, which have payment features that allow interest only payments during the first five or seven years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate period, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include single family units and second homes. For additional information, see “Non-Traditional Mortgage Portfolio” and “Non-Traditional Mortgage Loan Credit Risk Management” under “Loans and Leases Receivable, Net” included in Item 7 of this Annual Report on Form 10-K.
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
HELOCs have a seven or ten year draw period and require the payment of 1.0 percent or 1.5 percent of the outstanding loan balance per month (depending on the terms) or interest only payment during the draw period. Following receipt of payments, the available credit includes amounts repaid up to the credit limit. HELOCs with a ten-year draw period have a balloon payment due at the end of the draw period or then fully amortize for the remaining term. For loans with shorter-term draw periods, once the draw period has lapsed, generally, the payment is fixed based on the loan balance and prevailing market interest rates at that time.
The Company proactively monitors changes in the market value of all home loans contained in its portfolio. The most recent valuations were effective as of October 17, 2018. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the terms of the loan agreement and covenants. At December 31, 2018, unfunded commitments totaled $69.3 million on consumer lines of credit. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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
Currently, the Company primarily invests in collateralized loan obligations. Historically, in addition to collateralized loan obligations, the Company has invested in SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, and corporate bonds.
As an investor in CLOs, we purchase specific tranches, or slices, of debt instruments that are secured by professionally managed portfolios of senior secured loans to corporations. CLOs are not secured by residential or commercial mortgages. CLO managers are typically large non-bank financial institutions or banks. CLOs are typically $300 million to $1 billion in size, contain 100 or more loans, and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid out to the AAA tranche first then move down the capital stack. Losses are borne by the equity tranche first then move up the capital stack. CLOs typically have subordination levels that range from approximately 33 percent to 39 percent for AAA, 20 percent to 28 percent for AA, 15 percent to 18 percent for A and 10 percent to 14 percent for BBB.
The CLOs we currently hold may, from time to time, not be actively traded, and under certain market conditions may be relatively illiquid investments, and volatility in the CLO trading market may cause the value of these investments to decline. The market value of CLOs may be affected by, among other things, perceived changes in the economy, performance by the manager and performance of the underlying loans.
Although we attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of A or higher and by maintaining a pre-purchase due diligence and ongoing review process by a dedicated credit administration team, no assurance can be given that these risk mitigation efforts will be successful.
Sources of Funds
General
The Company’s primary sources of funds are deposits, certificates of deposits, sales of loans and investment securities, payments on and maturities of outstanding loans and leases and investment securities, and other short-term investments and funds provided from operations. While scheduled payments from loans and leases and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and lease prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company mainly utilizes Federal Home Loan Bank (FHLB) advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.
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
Core deposits, which we define as interest-bearing and noninterest-bearing demand deposits, savings, money market deposit accounts, and certificates of deposit, excluding brokered and certain legacy high-rate, high-volatility deposits, increased $579.4 million during the year ended December 31, 2018 and totaled $6.21 billion at December 31, 2018, representing 78.4 percent of total deposits on that date. The run-off of the legacy high-rate, high-volatility deposits was completed during the first quarter of 2018. The Company held brokered deposits of $1.71 billion, or 21.6 percent of total deposits, at December 31, 2018.

Borrowings
Although deposits are the Company's primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan and lease demand or when they meet the Company's asset/liability management goals to diversify funding sources and enhance interest rate risk management.
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, to provide a source of liquidity, and to enhance its interest rate risk management. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank), as well as through unsecured federal funds lines with correspondent banks. The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2018, the Company had $1.52 billion in FHLB advances outstanding and the ability to borrow an additional $1.35 billion.
Availabilities and terms on securities sold under repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. At December 31, 2018, the Company had no securities sold under repurchase agreements. During the year ended December 31, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at Banc of California, Inc. with an unaffiliated financial institution. The Company also had the ability to borrow $60.6 million from the Federal Reserve Bank and $210.0 million from unsecured federal funds lines with correspondent banks as of December 31, 2018. For additional information, see Note 11 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition, the Company has borrowed through the issuance of its senior notes and junior subordinated amortizing notes. The Company had $173.2 million in outstanding senior notes at December 31, 2018. During the year ended December 31, 2017, the Company made the final installment payments on the junior subordinated amortizing notes. For additional information, see Note 12 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Competition and Market Area
The Company faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions and mortgage bankers. Other commercial banks, savings institutions, credit unions and finance companies provide vigorous competition in consumer and commercial lending. The Company attracts deposits through its community banking branch network, its Treasury function and through the internet. Consequently, the Company has the ability to service client needs with a variety of deposit accounts and products at competitive rates. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds, broker dealers, registered investment advisors, investment banks financial institutions, financial service companies, and other alternative investments.
Based on the most recent branch deposit data as of June 30, 2018 provided by the Federal Deposit Insurance Corporation (FDIC), the Bank's share of deposits in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2018
Los Angeles County	0.63%
Orange County	3.28%
San Diego County	0.53%
Santa Barbara County	0.52%
Employees
At December 31, 2018, the Company had a total of 730 full-time employees and 11 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) enacted on July 1, 2010 is one of the most significant pieces of financial legislation since the 1930s. The Dodd-Frank Act and FRB policy require requires that bank holding companies, such as the Company, act as a source of financial and managerial strength for their insured depository institution subsidiaries, such as the Bank, particularly when such subsidiaries are in financial distress. The FRB has extensive enforcement authority over the Company and the OCC has extensive enforcement authority over the Bank under federal law. Enforcement authority generally includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.
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
2018 Regulatory Reform
In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. The Economic Growth Act, among other matters, directs the federal banking regulators to simplify the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion and includes regulatory relief regarding stress testing, mortgage disclosures and risk weights for certain high-risk commercial real estate loans, among other items. It is difficult at this time to predict when or how new standards under the Economic Growth Act will ultimately be applied, what specific impact this legislation and the yet-to-be-written implementing rules and regulations will have.
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
Banc of California, Inc. is required to register and file reports with, and is subject to regulation and examination by the FRB. The FRB’s approval is required for the acquisition of the Company, or the acquisition by the Company, of another financial institution or holding company thereof, and, under certain circumstances, the Company’s acquisition of other subsidiaries.
As a bank holding company, Banc of California, Inc. is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements” below. As of

December 31, 2018, Banc of California, Inc. was considered well-capitalized, with capital ratios in excess of those required to qualify as such.
Under the FRB’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. A bank holding company must give the FRB prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10 percent or more of its consolidated net worth. Notice to the FRB would include, but may not be limited to, background information on a redemption, pro-forma financial statements that reflect the planned transaction including impact to the Company and stress testing that incorporates the transaction. The FRB may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, FRB order, or condition imposed in writing by the FRB. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue. Regarding dividends, see "Capital Requirements" below.
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
The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2018, the Bank was in compliance with these reserve requirements.
FDIC Insurance
The deposits of the Bank are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. The basic deposit insurance limit is generally $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2018 were $5.8 million. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2018, the Bank paid $279 thousand in FICO assessments.
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution with $10 billion or more in assets is assessed under a scorecard method using supervisory ratings, financial ratios and other factors. Such institutions are also subject to a temporary surcharge required by the Dodd-Frank Act which was discontinued for assessment periods commencing after September 30, 2018. As required by the Dodd-Frank Act, deposit insurance premiums are assessed on the amount of an institution’s total assets minus its branch Tier 1 capital. Smaller institutions are assessed by a method using supervisory ratings and financial ratios.
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
Assets and certain off-balance sheet items are assigned risk-weights ranging from 0 percent to 1,250 percent, reflecting credit risk and other risk exposure, to determine total risk-weighted assets for the risk-based capital ratios. For some items, risk-weights have changed compared to their risk-weights under rules in effect before January 1, 2015. These include a 150 percent risk-weight (up from 100 percent ) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, a 20 percent (up from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, and a 250 percent risk-weight (up from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5 percent of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625 percent of risk-weighted assets was required, which amount increased each year until the buffer requirement became fully implemented on January 1, 2019.
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
For institutions that are not at least adequately capitalized, progressively more severe restrictions generally apply as capital ratios decrease or if the OCC reclassifies an institution into a lower capital category due to unsafe or unsound practices or unsafe or unsound condition. Such restrictions may cover all aspects of operations and may include a forced merger or acquisition. An institution that becomes “critically undercapitalized” because it has a tangible equity ratio of 2.0 percent or less is generally subject to the appointment of the FDIC as receiver or conservator for the institution within 90 days after it becomes critically undercapitalized. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.
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
The Dodd-Frank Act established the CFPB as an independent bureau within the Federal Reserve System that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws. The Company and the Bank are subject to CFPB’s regulations regarding consumer financial services and products and to supervision and examination by the CFPB with respect to federal consumer protection laws and regulations. The CFPB has issued numerous regulations, and is expected to continue to do so in the next few years. The CFPB’s rulemaking, examination and enforcement authority has significantly affected, and is expected to continue to significantly affect, financial institutions involved in the provision of consumer financial products and services, including the Company and the Bank.
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
The OCC must approve an acquisition of the Bank and the Bank’s acquisition of other financial institutions and certain other acquisitions, and its establishment of branches. Generally, the Bank may branch de novo nationwide, but branching by acquisition may be restricted by applicable state law.
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
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or mortgage-backed securities. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2018, the Bank had $41.0 million in FHLB stock, which was in compliance with this requirement.

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
Future Legislation or Regulation
In light of recent conditions in the United States economy and the financial services industry, the Trump administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been, and will likely continue to be, introduced. The Company cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, the Company's operations or financial condition.
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
Risks Relating to Our Business and Operating Environment
The primary focus of our business strategy is transitioning to a core commercial banking platform, which presents a number of challenges and risks.
For most of our operating history, reflecting the Bank’s roots as a thrift institution, the vast majority of our loans were secured by single family residential real estate. The Bank converted from a federal savings bank to a national bank in 2013, and we remain in the process of transitioning to a core commercial banking platform. At December 31, 2018, commercial loans totaled $5.33 billion, or 69.2 percent of total loans and leases held for investment, as compared to $1.04 billion, or 42.7 percent of total loans and leases held for investment, at December 31, 2013. Commercial loans at December 31, 2018 were principally comprised of commercial real estate and multifamily loans and commercial and industrial loans, totaling $3.11 billion and $1.94 billion, respectively, and representing 40.4 percent and 25.2 percent, respectively, of total loans and leases held for investment. As a general matter, commercial real estate and multifamily loans and commercial and industrial loans are higher yielding, but have a greater risk of loss, than single family residential real estate loans. See “--Our income property loans, consisting of commercial real estate and multifamily loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers” and “--Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.”
As part of our efforts to transition to a core commercial banking platform, we are focused on marketing our products and services to small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. They are generally more vulnerable to economic downturns and may not have the capital needed to compete against their larger, more capitalized competitors. Additionally, their continued success is frequently contingent on a small group of owners or senior management, and the death, disability or resignation of one or more such individuals could also have a material effect on the business and its ability to repay its loan obligations.
Building out our core commercial banking platform has required us to make a significant investment in human capital. During the fourth quarter of 2018, we added 13 new hires to our Business Banking team and may add more new hires in the future. No assurance can be given that we will be able to retain the recent hires or attract and retain additional new hires with the requisite qualifications. The expanded Business Banking team has been tasked with growing relationships and market share while delivering a tailored client experience. A key marker of success in this area will be growth in core deposits, which we define as interest-bearing and noninterest-bearing demand deposits, savings, money market deposit accounts, and certificates of deposit of $250,000 or less, excluding brokered deposits, to provide a less costly and more stable source of funding. It may prove difficult to grow our core deposit base. See “--We may not be able to expand our core deposit base or other low cost funding sources.”
If we are not successful in our efforts to transition to a core commercial banking platform, this could adversely affect our business, financial condition and results of operations.
To the extent we acquire other banks, bank branches, other assets or other businesses, we may be negatively impacted by certain risks inherent with such acquisitions.
Acquiring other banks, bank branches, other assets or other businesses involves various risks, including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks, branches or businesses, the risk of loss of customers and/or employees of the acquired bank, branch or business, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. There is also the risk that the requisite regulatory approvals might not be received and other conditions to consummation of a transaction might not be satisfied during the anticipated timeframes, or at all. In addition, pursuing an acquisition may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.
An ongoing investigation by the SEC, as well as any related litigation or other litigation, may result in adverse findings, reputational damage, the imposition of sanctions, increased costs, diversion of management time and resources and other negative consequences, which could adversely affect our financial condition and future operating results.
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
Furthermore, the inquiry did not find any violations of law or evidence establishing that any loan, related party transaction, or any other circumstance impaired the independence of any director. However, the Special Committee did find that certain public statements made by the Company in October 2016 regarding an earlier inquiry into these matters were not fully accurate.
On January 12, 2017, the Company received a formal order of investigation issued by the SEC and a subpoena seeking documents primarily related to certain of the issues that the Special Committee reviewed. The Company has been fully cooperating with the SEC in this investigation.
The SEC investigation could lead to the institution of civil or administrative proceedings against the Company as well as against individuals currently or previously associated with the Company. Any such proceedings or threatened proceedings might result in the imposition of monetary fines or other sanctions against the named parties. Resulting sanctions could include remedial measures that might prove costly or disruptive to our business. Additionally, as discussed under Item 3 in Part I of this Annual Report on Form 10-K, a consolidated class action lawsuit was filed against the Company on January 23, 2017, and other lawsuits have been filed against the Company by former officers and others. In addition to the risk of fines, sanctions, or monetary judgments, the SEC investigation and lawsuits may cause the Company to incur significant attorneys’ fees, both with regards to counsel representing the Company and with regards to indemnity obligations incurred by the Company.
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

In addition, management time and resources have been and will continue to be diverted to address the investigation and any related litigation, as well as the pending lawsuits, and we have incurred and may continue to incur significant legal and other expenses in our defense of the investigation and any related litigation as well as the pending lawsuits.
We are reducing the overall size of our organization, and we may encounter difficulties in managing our business as a result of this reduction or attrition that may follow this reduction. In addition, we may not achieve anticipated savings from the reduction.
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
We estimated that we will recognize annual savings of approximately $15.0 million from the reduction in force and planned reduction in use of third party advisors. We incurred severance-related costs during the year ended 2018 of $4.4 million, pre-tax, as a result of the reduction in force. It is possible that the actual savings we realize from the reduction in force and our planned reduction in use of third party advisors will be less than anticipated and the costs associated with the reduction in force will be greater than anticipated.
Our financial condition and results of operations are dependent on the economy, particularly in the Bank’s market areas. A worsening in economic conditions in the market areas we serve may impact our earnings adversely and could increase the credit risk of our loan and lease portfolio.
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

The enacted tax reform legislation effective January 1, 2018 is expected to have a significant impact on the Company and our financial condition and results of operations could be negatively affected by the broader implications of the legislation.
The Tax Cuts and Jobs Act was signed into law in December 2017, which included a number of provisions that will have impact on the banking industry, and on the borrowers and the market for residential and commercial real estate. Changes include a lower limit on the deductibility of interest on residential mortgage loans and home equity loans; a limitation on the deductibility of business interest expense; a limitation on the deductibility of property taxes and state and local income taxes, etc. The new law's limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers is expected to increase the after-tax cost of owning a home for many of our potential and existing customers and potentially lead to reduced demand for new residential mortgage loans that we originate. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Further, these changes implemented by the new tax law could make some businesses and industries less inclined to borrow, potentially reducing demand for the Company’s commercial loan products. Finally, we may be negatively impacted more than our competitors because our business strategy focuses on California, which has a higher cost real estate market compared to other states.
We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. While we assess regularly the likely outcomes of these potential audits, there can be no assurance that we will accurately predict the outcome of a potential audit, and an audit could have a material adverse impact on our business, results of operations, and financial condition.
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
The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for loan and lease losses, we review our loans and leases and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan and lease losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. Our allowance for loan and lease losses was 0.81 percent of total loans and leases held-for-investment and 282.0 percent of non-performing loans and leases at December 31, 2018. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for loan losses if the charge-offs exceed the allowance for loan losses), based on judgments different than that of management. Any increases in the provision for loan and lease losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
At December 31, 2018, $2.35 billion, or 30.5 percent of our total loans and leases held-for-investment, was secured by SFR mortgage loans and HELOCs, as compared with $2.11 billion, or 31.7 percent of our total loans and leases held-for-investment, at December 31, 2017. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of a downturn in the California housing markets may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our level of adjustable rate loans.
A substantial majority of our real estate secured loans held are adjustable rate loans. Any rise in prevailing market interest rates may result in increased payments for some borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults.
Our underwriting practices may not protect us against losses in our loan portfolio.
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors, or in the case of borrower fraud. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. At December 31, 2018, 78.7 percent of our commercial real estate loans, 89.2 percent of our multifamily loans and 66.7 percent of our originated SFR mortgage loans were secured by collateral in southern California. Deterioration in real estate values and underlying economic conditions in southern California could result in significantly higher credit losses to our portfolio.

Our non-traditional and interest only single family residential loans expose us to increased lending risk.
Many of the residential mortgage loans we have originated for investment consist of non-traditional SFR mortgage loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan-to-value ratios or debt-to-income ratios, loan terms, loan size (exceeding agency limits) or other exceptions from agency underwriting guidelines. Moreover, many of these loans do not meet the qualified mortgage definition established by the Consumer Financial Protection Bureau, and therefore contain additional regulatory and legal risks. See "Rulemaking changes by the CFPB in particular are expected to result in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.” In addition, the secondary market demand for nonconforming mortgage loans generally is limited, and consequently, we may have a difficult time selling the nonconforming loans in our portfolio should we decide to do so.
In the case of interest only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110 percent of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest only loans increased during the year ended December 31, 2018, from $717.5 million, or 10.8 percent of our total loans and leases held-for-investment, at December 31, 2017 to $753.1 million, or 9.8 percent of our total loans and leases held-for-investment, at December 31, 2018.
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
Commercial real estate and multifamily loans also expose us to credit risk because the collateral securing these loans often cannot be sold easily. In addition, many of our commercial real estate and multifamily loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.
If we foreclose on a commercial real estate or multifamily loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate and multifamily loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and multifamily loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Our commercial real estate and multifamily loans increased during the year ended December 31, 2018, from $2.53 billion, or 38.0 percent of our total loans and leases held-for-investment, at December 31, 2017 to $3.11 billion, or 40.4 percent of our total loans and leases held-for-investment, at December 31, 2018.

Our portfolio of Green Loans subjects us to greater risks of loss.
We have a portfolio of Green Account home equity loans which generally have a fifteen year draw period with interest only payment requirements, and a balloon payment requirement at the end of the draw period. The Green Loans include an associated “clearing account” that allows all types of deposit and withdrawal transactions to be performed by the borrower during the term. We ceased originating new Green Loans in 2011; however, existing Green Loan borrowers are entitled to continue to draw on their Green Loans. Green Loans in our portfolio decreased during the year ended December 31, 2018, from $85.8 million, or 1.3 percent of our total loans and leases held-for-investment, at December 31, 2017 to $70.1 million, or 0.91 percent of our total loans and leases held-for-investment, at December 31, 2018.
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
Although the loans require the borrowers to make monthly interest payments, we are also subject to an increased risk of loss in connection with the Green Loans because payments due under the loans can be made by means of additional advances drawn by the borrower, up to the amount of the credit limit, thereby increasing our overall loss exposure due to negative amortization. The balloon payment due on maturity may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our ability to take remedial actions in response to these additional risks of loss is limited by the terms and conditions of the Green Loans and our alternatives consist primarily of the ability to curtail additional borrowing when we determine that either the collateral value of the underlying real property or the creditworthiness of the borrower no longer supports the level of credit originally extended. Additionally, many of our Green Loans have larger balances than traditional residential mortgage loans, and accordingly, if the loans go into default either during the draw period or at maturity, any resulting charge-offs may be larger on a per loan basis than those incurred with traditional residential loans.
If our investments in other real estate owned are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (OREO), and at certain other times during the asset’s holding period. Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional write-downs to our investments in OREO could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations. As of December 31, 2018, we had OREO of $672 thousand.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. As of December 31, 2018, our commercial and industrial loans totaled $1.94 billion, or 25.2 percent of our total loans and leases held-for-investment.

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
Secondary mortgage market conditions could have a material adverse impact on our business, results of operations, financial condition or liquidity.
In addition to being affected by interest rates, the secondary mortgage markets are subject to investor demand for mortgage loans and mortgage-backed securities and investor yield requirements for those loans and securities. These conditions may fluctuate or even worsen in the future. Our SFR mortgage loan business strategy is to originate nonconforming jumbo conventional residential mortgage loans. We sell a portion of the single family residential loans that we originate in the secondary market. Secondary market demand for nonconforming jumbo residential mortgage loans generally is not as strong as the demand for conventional loans and can be volatile, reducing the demand or pricing for those loans; consequently, we may have a more difficult time selling the nonconforming jumbo residential mortgage loans that we originate or selling them at a price we believe is appropriate.
Originating loans for sale enables us to earn revenue from fees and gains on loan sales, while reducing our credit risk on the loans as well as our liquidity requirements. From time to time, as part of our balance sheet management process, we may also sell single family residential loans and other types of mortgage loans from our portfolio, including multifamily loans. We may use the proceeds of loan sales for generating new loans or for other purposes. If secondary mortgage market conditions were to deteriorate in the future and we cannot sell loans at our desired levels, our balance sheet management objectives might not be met. As a result, our business, results of operations, financial condition or liquidity may be adversely affected.
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
We believe that, as a result of the increased defaults and foreclosures during the last recession resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of residential mortgage loans are particularly sensitive to obtaining indemnification or the requirement of originators to repurchase loans, and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2018, 2017 and 2016, we sold residential mortgage loans aggregating $14.5 million, $1.88 billion, and $5.13 billion, respectively. To recognize the potential loan repurchase or indemnification losses, we maintained a total reserve of $2.5 million at December 31, 2018. Increases to this reserve reduce mortgage banking revenue. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
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
We may not be able to develop and maintain a strong core deposit base or other low cost funding sources.
We depend on checking, savings and money market deposit account balances and other forms of deposits as the primary source of funding for our lending activities. Our future growth will largely depend on our ability to expand core deposits, to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult to grow our core deposit base.
In 2018, the Bank focused on remixing the deposit base towards core relationship deposits. The Bank experienced net deposit outflows from large balance accounts (defined as $100 million or more in balances) primarily in the Institutional Banking business unit.
In 2018, the Bank increased its focus and attention toward expanding its core relationship deposit business, including recruiting sales and product personnel and adding subject matter expertise. Concurrently with the rise in short term interest rates, the competitive landscape for deposits intensified in the fourth quarter of 2017 and continued throughout 2018. Outflows were offset by new account and client acquisitions. In a competitive market, depositors have many choices as to where to place their deposit accounts. As the Bank continues to grow its core deposit base and seeks to reduce its exposure to high rate/high volatility accounts, it may continue to experience a net deposit outflow, which could negatively impact our business, financial condition and results of operations.
Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.
As of December 31, 2018, we had $1.99 billion of securities available-for-sale, as compared with $2.58 billion of securities available-for-sale as of December 31, 2017.
As of December 31, 2018, securities available-for-sale that were in an unrealized loss position had a total fair value of $1.84 billion with unrealized losses of $34.3 million. These unrealized losses primarily consisted of U.S. government agency and GSE residential mortgage-backed securities of $437.4 million with unrealized losses of $24.5 million, and collateralized loan obligations of $1.40 billion with unrealized losses of $9.8 million.
As of December 31, 2017, securities available-for-sale that were in an unrealized loss position had a fair value of $579.5 million and aggregate unrealized losses of $15.6 million.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2018, except with respect to the CMBS portfolio (as noted below), the Company believed there was no other-than-temporary-impairment (OTTI) and did not have the intent to sell any of its securities in an unrealized loss position and it is likely that it will not be required to sell such securities before their anticipated recovery. The Company decided to sell its entire CMBS portfolio and, therefore, recorded OTTI loss of $3.3 million as of December 31, 2018. The portfolio was sold in January 2019.
The remaining portfolio is evaluated using either OTTI guidance provided by FASB Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities, or ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below AA are evaluated using the model outlined in ASC 325. The non-agency residential mortgage-backed securities, commercial mortgage-backed securities and collateralized loan obligations in the Company’s portfolio referenced above were rated AA or above at purchase and are not within the scope of ASC 325. For more information about ASC 320 and ASC 325, see Note 1 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
As of December 31, 2018, based on fair value, $1.42 billion, or 71.3 percent of our securities portfolio, was invested in collateralized loan obligations (CLOs). By comparison, as of December 31, 2017, based on fair value, $1.70 billion, or 66.1 percent of our securities portfolio, was invested in CLOs.
As of December 31, 2018, based on amortized cost, $79.0 million of our CLO holdings were AAA rated and $1.35 billion were AA rated. As of December 31, 2018, there were no CLOs rated below AA and none of the CLOs were subject to ratings downgrade in 2018. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.
As an investor in CLOs, we purchase specific tranches, or slices, of debt instruments that are secured by professionally managed portfolios of senior secured loans to corporations. CLOs are not secured by residential or commercial mortgages. CLO managers are typically large non-bank financial institutions or banks. CLOs are typically $300 million to $1 billion in size, contain 100 or more loans, and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid out to the AAA tranche first then move down the capital stack. Losses are borne by the equity tranche first then move up the capital stack. CLOs typically have subordination levels that range from approximately 33 percent to 39 percent for AAA, 20 percent to 28 percent for AA, 15 percent to 18 percent for A and 10 percent to 14 percent for BBB.
The CLOs we currently hold may, from time to time, not be actively traded, and under certain market conditions may be relatively illiquid investments, and volatility in the CLO trading market may cause the value of these investments to decline. The market value of CLOs may be affected by, among other things, perceived changes in the economy, performance by the manager and performance of the underlying loans.
Although we attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of AA or higher and by maintaining a pre-purchase due diligence and ongoing review process by a dedicated credit administration team, no assurance can be given that these risk mitigation efforts will be successful.
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

We depend on our directors and key management personnel.
Our success will, to a large extent, depend on the continued service of our directors and continued employment of our key management personnel. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. Although we have entered into employment agreements with our Chief Executive Officer and our Chief Financial Officer, no assurance can be given that these individuals, or any of our key management personnel, will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our business plan and could have a material adverse effect on our results of operations and financial condition.
We currently hold a significant amount of bank owned life insurance.
At December 31, 2018, we held $107.0 million of bank owned life insurance (BOLI) on certain key and former employees and executives, with a cash surrender value of $107.0 million, as compared with $104.9 million of BOLI, with a cash surrender value of $104.9 million, at December 31, 2017. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. Any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the cumulative increase in cash surrender value and penalties for early termination, both of which would adversely impact our earnings.
If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2018, we owned $41.0 million in FHLB stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.
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
Our cyber-security measures may not be sufficient to mitigate the risk of a cyber attack or cyber theft.
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and other types of cyber attacks. If one or more of these events occur, this could jeopardize our customers' confidential and other information that we process and store, or otherwise cause interruptions in our operations or the operations of our customers or counterparties. If a cyber attack occurs, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through our current insurance policies. If a cyber attack succeeds in disrupting our operations or disclosing confidential data, we could also suffer significant reputational damage in addition to possible regulatory fines or customer lawsuits.
We provide internet banking services to our customers which have additional cyber risks related to our customer’s mobile devices. Any compromise of mobile device security could expose our customers to account take-overs (ATO) and the possibility for financial crimes such as fraud or identity theft and deter customers from using our internet banking services. We rely on industry-standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from future compromises or data breaches.
Our security measures may not protect us from systems failures or interruptions.
While we have established policies and technical controls to prevent or limit the impact of systems failures and interruptions, there are no absolute assurances that such events will not occur or that the resulting damages will be adequately mitigated.
We rely on communications, information, operating and financial control systems technology from third party service providers, and we may suffer an interruption in those systems.
We outsource certain aspects of our data processing and operational functions to third party providers. If our third party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted.
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
We rely on our third party providers to help ensure the confidentiality of our customer information and acknowledge the additional risks these third parties expose us to. Third party providers may experience unauthorized access to and disclosure of our consumer or customer information or result in the destruction or corruption of company information. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, loan origination and servicing systems, thereby harming our business reputation, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers in the future.

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws, rules and regulations governing our operations.
We are subject to extensive regulation and supervision by the FRB, the OCC and the CFPB. The FRB regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities, certain mortgage loans held-for-sale and MSRs. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.
The Company and the Bank are heavily regulated. This oversight is to protect depositors, the federal deposit insurance fund (DIF) and the banking system as a whole, and not stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements and restrictions on a bank’s operations, to reclassify assets, to determine the adequacy of a bank’s allowance for loan and lease losses and to set the level of deposit insurance premiums assessed.
Congress, state legislatures and federal and state agencies continually review banking, lending and other laws, regulations and policies for possible changes. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, that applies to us or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations including the recently enacted California Consumer Privacy Act (CCPA) could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
The Dodd-Frank Act and supporting regulations could have a material adverse effect on us.
The Dodd-Frank Act provides for various capital requirements and new restrictions on financial institutions and their holding companies. These changes may result in additional restrictions on investments and other activities. Regulations under the Dodd-Frank Act significantly impact our operations, and we expect to continue to face increased regulation. These regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue or impose additional fees or assessments on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations.
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
Pursuant to the Dodd-Frank Act and regulations adopted by the federal banking regulators, bank holding companies and banks with average total consolidated assets greater than $10 billion were required to conduct an annual “stress test” of capital and consolidated earnings and losses under the baseline, adverse and severely adverse scenarios provided by the federal banking regulators.  On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was signed into law, which amended portions of the Dodd-Frank Act and immediately raised the asset threshold for company-run stress testing from $10 billion to $100 billion for bank holding companies.  As a result, the Company is no longer subject to the Dodd-Frank Act company-run stress testing requirements.  On July 6, 2018, the federal banking regulators issued an interagency statement that banks with less than $100 billion in total consolidated assets, including the Bank, would not be required to comply with company-run stress testing requirements until November 25, 2019, at which time such banks will become exempt from company-run stress testing requirements under the Economic Growth Act.  In addition, the federal banking regulators have each proposed to amend their stress testing regulations consistent with the Economic Growth Act.
Despite the improvements for financial institutions that has resulted from Economic Growth Act, many  provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operation. In addition, the Economic Growth Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.

Rulemaking changes implemented by the CFPB in particular have resulted in higher regulatory and compliance costs that adversely affect our financial condition and results of operations.
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
In July 2013, the FRB and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a common equity Tier 1 minimum capital requirement of 4.5 percent of risk-weighted assets and a minimum Tier 1 risk-based capital requirement of 6.0 percent of risk-weighted assets and assigns higher risk-weightings than in the past (150 percent) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in excess of 2.5 percent of common equity tier 1 capital in addition to the minimum risk-based capital ratios. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement was phased in over a three-year period that began on January 1, 2016 and ended on January 1, 2019, when the full capital conservation buffer requirement became effective. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.
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
We are subject to government legislation and regulation, including but not limited to the USA PATRIOT and Bank Secrecy Acts, which require financial institutions to develop programs to detect money laundering, terrorist financing, and other financial crimes. If detected, financial institutions are obligated to report such activity to the Financial Crimes Enforcement Network, a bureau of the United States Department of the Treasury. These regulations require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to establish and maintain a relationship with a financial institution. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a material adverse effect on our strategic initiatives and operating results, and could require us to make changes to our operations and the customers that we serve. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in detecting violations of these laws and regulations.
Our federal regulators have extensive discretion in connection with their supervisory and enforcement activities over our operations and compliance with the USA PATRIOT and Bank Secrecy Acts. Current laws and applicable regulations are subject to frequent change. Any new laws and regulations could make compliance more difficult or expensive or otherwise adversely affect our business. One aspect of our business that we believe presents risks in this particular area is the conflict between federal and state law, including but not limited to cannabis and cannabis related businesses, which are legal in the State of California and prohibited by federal law. If our risk management and compliance programs prove to be ineffective, incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our results of operations or financial condition. As part of our federal regulators' enforcement authority, significant civil or criminal monetary penalties, consent orders, or other regulatory actions can be assessed against the Bank. Such actions could require us to make changes to our operations, including the customers that we serve, and may have an adverse impact on our operating results.
Increases in deposit insurance premiums and special FDIC assessments would negatively impact our earnings.
We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of December 31, 2020.
The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10 billion. To implement the offset requirement, the FDIC has imposed a temporary surcharge on institutions with assets greater than $10 billion, which was discontinued for assessment periods commencing after September 30, 2018. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.
Our holding company relies on dividends from the Bank for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders.
Our primary source of revenue at the holding company level is dividends from the Bank and we also have previously relied on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to our preferred and common stockholders. To the extent we are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders could likewise be limited, especially if we are unable to increase the amount of dividends the Bank pays to us. The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. The Bank’s ability to pay dividends can be restricted or eliminated if the Bank does not meet the capital conservation buffer requirement or for other supervisory reasons. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, including our senior notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms.
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
The Company has a deferred tax asset (DTA) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2018, the Company had a net DTA of $49.4 million. For additional information, see Note 13 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
The assessment of qualitative factors at the most recent Measurement Date (August 31, 2018) indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. At December 31, 2018, the Company had goodwill of $37.1 million. For additional information, see Note 9 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.
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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase stockholder value through various corporate actions. Certain activist stockholders have contacted us and made various proposals regarding changes in our corporate governance and the composition of our board of directors. We believe we have had a constructive dialogue with such stockholders. We have added to our board of directors members affiliated with two of our major stockholders, PL Capital Advisors LLC (PL Capital) and Patriot Financial Partners.
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

New accounting standards may result in a significant change to our recognition of credit losses and may materially impact our results of operations and financial condition.
In June 2016, the Financial Accounting Standards Board issued new authoritative accounting guidance under ASC Topic 326 “Financial Instruments - Credit Losses” amending the incurred loss impairment methodology in current accounting principles generally accepted in the United States of America (“GAAP”) with a methodology that reflects lifetime expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information for credit loss estimates, which goes into effect for us on January 1, 2020. CECL is generally thought to result in the earlier recognition of credit losses in financial statements.  Under the incurred loss model, we recognize losses when they have been incurred. CECL represents a departure from the incurred loss model.
CECL requires loans held for investment and held-to-maturity securities to be presented at the net amount expected to be collected (net of the allowance for credit losses). CECL also requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In addition, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
The CECL model will materially impact how we determine our allowance for loan and lease losses and may require us to significantly increase our allowance for loan and lease losses. Furthermore, we may experience more fluctuations in our allowance for loan and lease losses, which may be significant. If we were required to materially increase our allowance for loan and lease losses, it may negatively impact our financial condition and results of operations. We are currently evaluating the new guidance and expect it to have an impact on our statements of operations and financial condition, the significance of which is not yet known. We expect the CECL model will require us to recognize a one-time cumulative adjustment to our allowance for loan and lease losses on January 1, 2020 in order to fully transition from the incurred loss model to the CECL model, which could have a material adverse effect on our results of operations and financial condition. The FRB, the OCC and the FDIC have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2018, the Company conducts its operations from its main and executive offices at 3 MacArthur Place, Santa Ana, California and 32 branch offices in Los Angeles, Orange, San Diego, Santa Barbara counties in California. For additional information, see Note 6 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.
On January 23, 2017, the first of three putative class action lawsuits, Garcia v. Banc of California, et al., Case No. 8:17-cv- 00118, was filed against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman in the United States District Court for the Central District of California. Thereafter, two related putative class action lawsuits were filed in the United States District Court for the Central District of California: (1) Malak v. Banc of California, et al., Case No. 8:17-cv-00138 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, and Steven A. Sugarman, and (2) Cardona v. Banc of California, et al., Case No. 2:17-cv-00621 (January 26, 2017), asserting claims against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman. Those actions were consolidated, a lead plaintiff was appointed, and the lead plaintiff filed a Consolidated Amended Complaint against Banc of California, Steve A. Sugarman and James J. McKinney on May 31, 2017 alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934.
In general, the Consolidated Amended Complaint alleges that the purported concealment of the defendants’ alleged relationship with Jason Galanis caused various statements made by the defendants to be false and misleading. The defendants moved to dismiss the Consolidated Amended Complaint. The plaintiff thereafter dismissed Mr. McKinney, leaving the Company and Mr. Sugarman as the remaining defendants. On September 18, 2017, the district court granted in part and denied in part the defendants’ motions to dismiss. Specifically, the court denied the defendants’ motions as to the Company’s April 15, 2016 Proxy Statement which listed Mr. Sugarman’s positions with COR Securities Holdings Inc., COR Clearing LLC, and COR Capital LLC while omitting their alleged connections with Jason Galanis. The lawsuits purport to be brought on behalf of stockholders who purchased stock in the Company between August 15, 2016 through January 20, 2017. The Court granted class certification on May 31, 2018. The lawsuits seek an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Trial is currently set for October 21, 2019. The Company believes that the consolidated action is without merit and intends to vigorously contest it.
On August 15, 2017, COR Securities Holdings, Inc., and COR Clearing LLC filed an action in the United States District Court for the Central District of California, captioned COR Securities Holdings, Inc., et al. v. Banc of California, N.A., et al., Case No. 8:17-cv-01403 DOC JCGx), against the Bank and Hugh F. Boyle, the Company’s and the Bank’s Chief Risk Officer. The lawsuit asserts claims under various state and federal statutes related to computer fraud and abuse, as well as a claim of common law fraud. The plaintiffs allege that the Bank inappropriately gained access to their confidential and privileged documents on a cloud storage site. On October 2, 2017, the defendants filed a motion to dismiss. The Defendants also answered and asserted counterclaims. On February 2, 2018, the court granted in part and denied in part the motion to dismiss. Trial is set for June 2019. The Bank believes that the action is without merit and intends to vigorously contest it.
On August 11, 2017, Carlos P. Salas, the Bank’s former Chief of Staff, filed an action in the Los Angeles Superior Court, captioned Carlos P. Salas v. Banc of California, Inc., et al., Case No. BC672208, against the Company and the Bank asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an implied in fact contract, promissory estoppel, promissory fraud, declaratory relief, fraud/intentional misrepresentation, unfair business practices, wrongful termination, violation of the right to privacy and violation of California’s Investigative Consumer Reporting Agencies Act. In general, Mr. Salas alleges that he was constructively terminated as a Bank employee and suffered damages in excess of $4 million. He seeks both compensatory and punitive damages. On September 18, 2017, the Company and the Bank filed a motion to compel arbitration, as required by Mr. Salas’ written agreement with the Bank, On January 17, 2018, the court granted the motion to compel arbitration and stayed the court action. On February 19, 2019, the parties reached a settlement in principle through mediation. The settlement will not have a material adverse effect on our financial condition, results of operations or liquidity.
On December 7, 2017, Heather Endresen filed an action in the Los Angeles Superior Court, captioned Heather Endresen v. Banc of California, Inc.; Banc of California, N.A., Case No. BC685641. Endresen’s complaint purports to state claims for retaliation, wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, and various statutory claims. Endresen dismissed the action without prejudice. On May 23, 2018, Endresen filed an action in the United States District Court for the Central District of California, captioned Heather Endresen v. Banc of California, Inc. and Banc of California, N.A., Case No. 8:18-cv-00899, asserting the claims she had made in the state court action and adding a claim for violation of the Sarbanes-Oxley Act. The complaint does not specify any amount of alleged damages. On September 20, 2018, the court granted Banc of California, Inc. and Banc of California, N.A’s motion to compel arbitration and stayed the litigation on the Sarbanes-Oxley Act claim pending arbitration. On December 4, 2018, Endresen filed her demand for arbitration. On December 18, 2018, Banc of California, Inc. and Banc of California, N.A. filed their answer to the demand and denied all claims. The arbitration has been scheduled for February 18-26, 2020. The Company believes that the claims are without merit and intends to vigorously contest them.

Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s voting common stock (symbol BANC) has been listed on the New York Stock Exchange (NYSE) since May 29, 2014 and prior to that date was listed on the NASDAQ Global Market. The Company’s Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of the Company’s voting common stock as of December 31, 2018 was 1,386. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There were three holders of record of the Company’s Class B non-voting common stock as of December 31, 2018. At December 31, 2018 there were 51,755,398 shares and 50,172,018 shares of voting common stock issued and outstanding, respectively, and 477,321 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market price information for the Company’s voting common stock and quarterly per share cash dividend information for the Company's voting common stock and Class B non-voting common stock for the years ended December 31, 2018 and 2017. The per share cash dividends paid to holders of the Company's voting common stock and Class B non-voting common stock are identical.

	Market Price Range
	High	Low	Dividends
Quarter ended December 31, 2018	$18.76	$12.45	$0.13
Quarter ended September 30, 2018	$20.25	$18.70	$0.13
Quarter ended June 30, 2018	$20.30	$18.15	$0.13
Quarter ended March 31, 2018	$21.70	$18.70	$0.13
Total			$0.52

Quarter ended December 31, 2017	$23.05	$19.65	$0.13
Quarter ended September 30, 2017	$22.10	$17.15	$0.13
Quarter ended June 30, 2017	$22.60	$19.90	$0.13
Quarter ended March 31, 2017	$20.95	$14.65	$0.13
Total			$0.52
Dividend Policy
The timing and amount of cash dividends paid to the Company’s preferred and common stockholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The Company’s primary source of revenue at the holding company level is dividends from the Bank. The Company also has previously relied on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to its preferred and common stockholders. To the extent the Company is limited in its ability to raise capital in the future, its ability to pay cash dividends to its stockholders could likewise be limited, especially if it is unable to increase the amount of dividends the Bank pays to the Company. See “Item 1A. Risk Factors - Our holding company relies on dividends from the Bank for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders” of this Annual Report on Form 10-K. The Bank paid dividends of $94.3 million to Banc of California, Inc. during the year ended December 31, 2018. For a description of the regulatory restriction on the ability of the Bank to pay dividends to Banc of California, Inc., and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see “Regulation and Supervision” included in Item 1 of this Annual Report on Form 10-K.
As of December 31, 2018, the Company had 240,000 shares of preferred stock issued and outstanding, consisting of 115,000 shares of 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, liquidation amount $1,000 per share (Series D Preferred Stock), and 125,000 shares of 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E, liquidation amount $1,000 per share (Series E Preferred Stock and together with the Series D Preferred Stock, the Preferred Stock). Each series of Preferred Stock ranks equally (pari passu) with the other series of Preferred Stock and senior to the Company's common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.

Issuer Purchases of Equity Securities
The following table presents information for the three months ended December 31, 2018 with respect to repurchases by the Company of its common stock:

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From October 1, 2018 to October 31, 2018	8,151	$18.19	—	—
From November 1, 2018 to November 30, 2018	1,249	$16.59	—	—
From December 1, 2018 to December 31, 2018	590	$15.89	—	—
Total	9,990	$17.85	—
On the Annual Shareholder Meeting held on May 31, 2018, shareholders approved the new 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) effective August 17, 2018. Under the 2018 Plan, shares tendered or withheld to pay the exercise price of an Option and Shares tendered or withheld to satisfy tax withholding obligations with respect to any award shall not be available for future Awards under the 2018 Plan. No new equity awards are granted under the 2013 Omnibus Stock Incentive Plan (the “2013 Plan”) effective May 31, 2018.

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

	December 31,
Index	2013	2014	2015	2016	2017	2018
Banc of California, Inc.	$100.00	$89.09	$117.85	$143.73	$175.45	$116.40
NYSE Composite	$100.00	$104.22	$97.53	$106.31	$123.16	$109.37
S&P 500 Financials	$100.00	$115.20	$113.44	$139.31	$170.21	$148.03
KBW Bank Index	$100.00	$107.22	$105.52	$132.53	$154.07	$123.87

Annual Rate of Stockholders' Return
The following graph shows a comparison of stockholder return on Banc of California, Inc.’s voting common stock with the annual rate of return for: (i) the NYSE Composite Index; (ii) the S&P 500 Financials Index; and (iii) the KBW Bank Index. The graph is historical only and may not be indicative of possible future performance.

	Year Ended December 31,
Index	2015	2016	2017	2018
Banc of California, Inc.	32%	22%	22%	(34)%
NYSE Composite	(6)%	9%	16%	(11)%
S&P 500 Financials	(2)%	23%	22%	(13)%
KBW Bank Index	(2)%	26%	16%	(20)%

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

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016 (7)	2015	2014 (8)
Selected financial condition data:
Total assets	$10,630,067	$10,327,852	$11,029,853	$8,235,555	$5,971,297
Cash and cash equivalents	391,592	387,699	439,510	156,124	231,199
Loans and leases receivable, net	7,638,681	6,610,074	5,994,308	5,148,861	3,919,642
Loans held-for-sale	8,116	67,069	298,018	293,264	918,036
Other real estate owned, net	672	1,796	2,502	1,097	423
Securities available-for-sale	1,992,500	2,575,469	2,381,488	833,596	345,695
Securities held-to-maturity	—	—	884,234	962,203	—
Bank owned life insurance	107,027	104,851	102,512	100,171	19,095
Time deposits in financial institutions	—	—	1,000	1,500	1,900
FHLB and other bank stock	68,094	75,654	67,842	59,069	42,241
Assets of discontinued operations	19,490	38,900	482,494	420,050	300,872
Deposits	7,916,644	7,292,903	9,142,150	6,303,085	4,671,831
Total borrowings	1,693,174	1,867,941	733,300	1,191,876	726,569
Liabilities of discontinued operations	—	7,819	34,480	20,856	14,853
Total stockholders' equity	945,534	1,012,308	980,239	652,405	503,315
Selected operations data:
Total interest income	$422,796	$389,190	$369,844	$253,807	$179,645
Total interest expense	136,720	85,000	59,499	42,621	32,862
Net interest income	286,076	304,190	310,345	211,186	146,783
Provision for loan and lease losses	30,215	13,699	5,271	7,469	10,976
Total noninterest income	23,915	44,670	98,630	75,748	49,173
Total noninterest expense	232,785	308,268	303,215	210,299	170,285
Income from continuing operations before income taxes	46,991	26,893	100,489	69,166	14,695
Income tax expense (benefit)	4,844	(26,581)	13,749	28,048	(8,102)
Income from continuing operations	42,147	53,474	86,740	41,118	22,797
Income from discontinued operations before income taxes	4,596	7,164	48,917	35,100	11,771
Income tax expense	1,271	2,929	20,241	14,146	4,363
Income from discontinued operations	3,325	4,235	28,676	20,954	7,408
Net income	45,472	57,709	115,416	62,072	30,205
Dividends paid on preferred stock	19,504	20,451	19,914	9,823	3,640
Impact of preferred stock redemption	2,307	—	—	—	—
Net income available to common stockholders	23,661	37,258	95,502	52,249	26,565
Basic earnings per total common share
Income from continuing operations	$0.38	$0.64	$1.36	$0.79	$0.65
Income from discontinued operations	$0.07	$0.08	$0.61	$0.57	$0.26
Net income	$0.45	$0.72	$1.97	$1.36	$0.91
Diluted earnings per total common share
Income from continuing operations	$0.38	$0.63	$1.34	$0.78	$0.64
Income from discontinued operations	$0.07	$0.08	$0.60	$0.56	$0.26
Net income	$0.45	$0.71	$1.94	$1.34	$0.90

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016 (7)	2015	2014 (8)
Performance ratios of consolidated operations: (1)
Return on average assets	0.44%	0.55%	1.12%	0.94%	0.69%
Return on average equity	4.57%	5.72%	12.73%	10.14%	7.31%
Return on average tangible common equity (2)	3.76%	5.79%	16.97%	14.22%	10.10%
Dividend payout ratio (3)	115.56%	72.22%	24.87%	35.29%	52.75%
Net interest spread	2.67%	2.92%	3.15%	3.35%	3.54%
Net interest margin (4)	2.95%	3.11%	3.30%	3.52%	3.72%
Noninterest expense to average total assets	2.28%	3.50%	4.28%	5.02%	6.06%
Efficiency ratio (5)	74.01%	88.52%	74.11%	74.83%	87.56%
Efficiency ratio as adjusted (2), (5)	70.87%	77.18%	67.13%	74.83%	87.56%
Average interest-earning assets to average interest-bearing liabilities	119.89%	122.66%	123.80%	125.29%	122.06%
Asset quality ratios:
Allowance for loan and lease losses (ALLL)	$62,192	$49,333	$40,444	$35,533	$29,480
Non-performing loans and leases	22,055	19,382	14,942	45,129	38,381
Non-performing assets	22,727	21,178	17,444	46,226	38,804
Non-performing assets to total assets	0.21%	0.21%	0.16%	0.56%	0.65%
ALLL to non-performing loans and leases	281.99%	254.53%	270.67%	78.74%	76.81%
ALLL to total loans and leases	0.81%	0.74%	0.67%	0.69%	0.75%
Capital Ratios:
Average equity to average assets	9.73%	9.58%	8.77%	9.25%	9.51%
Total stockholders' equity to total assets	8.89%	9.80%	8.89%	7.92%	8.43%
Tangible common equity (TCE) to tangible assets (2)	6.34%	6.78%	6.00%	4.93%	6.20%
Book value per common share	$14.10	$14.69	$14.25	$12.14	$12.17
TCE per common share (2)	$13.25	$13.77	$13.19	$10.60	$10.53
Book value per common share and per common share issuable under purchase contracts	$14.10	$14.69	$14.20	$11.95	$11.51
TCE per common shares and per common share issuable under purchase contracts (2)	$13.25	$13.77	$13.14	$10.44	$9.97
Banc of California, Inc.
Total risk-based capital ratio	13.71%	14.56%	13.70%	11.18%	11.28%
Tier 1 risk-based capital ratio	12.77%	13.79%	13.22%	10.71%	10.54%
Common equity tier 1 capital ratio (6)	9.53%	9.92%	9.44%	7.36%	N/A
Tier 1 leverage ratio	8.95%	9.39%	8.17%	8.07%	8.57%
Banc of California, N.A.
Total risk-based capital ratio	15.71%	16.56%	14.73%	13.45%	12.04%
Tier 1 risk-based capital ratio	14.77%	15.78%	14.12%	12.79%	11.29%
Common equity tier 1 capital ratio (6)	14.77%	15.78%	14.12%	12.79%	N/A
Tier 1 leverage ratio	10.36%	10.67%	8.71%	9.64%	9.17%

(1)	Consolidated operations include both continuing and discontinued operations.

(2)	Non-GAAP measure. See non-GAAP measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense, excluding loss on investments in alternative energy partnerships, net, as a percentage of net interest income plus noninterest income.

(6)	Common equity tier 1 capital ratio became required from 2015.

(7)	The Company completed its sale of The Palisades Group on May 5, 2016.

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
Adjusted efficiency ratio is calculated by subtracting loss on investments in alternative energy partnerships from noninterest expense and adding total pre-tax adjustments for investments in alternative energy partnerships, which includes the loss on investments in alternative energy partnerships, to the sum of net interest income and noninterest income (total revenue). Management believes the presentation of these financial measures adjusting the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results and operating performance of the Company.
This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Year Ended December 31,
($ in thousands)	2018	2017	2016	2015	2014
Average total stockholders' equity	$995,320	$1,008,995	$906,831	$612,393	$413,454
Less average preferred stock	(257,428)	(269,071)	(267,054)	(161,288)	(79,877)
Less average goodwill	(37,144)	(37,656)	(39,244)	(33,541)	(32,326)
Less average other intangible assets	(7,799)	(11,375)	(16,654)	(22,222)	(11,739)
Average tangible common equity	$692,949	$690,893	$583,879	$395,342	$289,512

Net income	$45,472	$57,709	$115,416	$62,072	$30,205
Less preferred stock dividends and impact of preferred stock redemption	(21,811)	(20,451)	(19,914)	(9,823)	(3,640)
Add amortization of intangible assets	3,007	3,928	4,851	5,836	4,079
Add impairment on intangible assets	—	336	690	258	48
Less tax effect on amortization and impairment of intangible assets (1)	(631)	(1,492)	(1,939)	(2,133)	(1,445)
Adjusted net income	$26,037	$40,030	$99,104	$56,210	$29,247

Return on average equity	4.57%	5.72%	12.73%	10.14%	7.31%
Return on average tangible common equity	3.76%	5.79%	16.97%	14.22%	10.10%
(1) Utilized a 21 percent tax rate for 2018 and 35 percent tax rate for 2014 through 2017.

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Year Ended December 31,
($ in thousands)	2018	2017	2016	2015	2014
Noninterest expense (1)	$232,921	$368,263	$442,676	$332,201	$263,472
Loss on investments in alternative energy partnerships, net	(5,044)	(30,786)	(31,510)	—	—
Total adjusted noninterest expense	$227,877	$337,477	$411,166	$332,201	$263,472

Net interest income (1)	$286,741	$311,242	$325,473	$223,717	$155,277
Noninterest income (1)	27,982	104,777	271,880	220,219	145,637
Total revenue	314,723	416,019	597,353	443,936	300,914
Tax credit from investments in alternative energy partnerships	9,647	38,196	33,405	—	—
Tax expense from tax basis reduction on investments in alternative energy partnerships	(1,023)	(6,684)	(5,846)	—	—
Tax effect on tax credit and deferred tax expense	3,259	20,531	19,080	—	—
Loss on investments in alternative energy partnerships, net	(5,044)	(30,786)	(31,510)	—	—
Total pre-tax adjustments for investments in alternative energy partnerships	6,839	21,257	15,129	—	—
Total adjusted revenue	$321,562	$437,276	$612,482	$443,936	$300,914

Efficiency ratio	74.01%	88.52%	74.11%	74.83%	87.56%
Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships	70.87%	77.18%	67.13%	74.83%	87.56%

Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	27.42%	39.45%	40.91%	—%	—%

(1)	Net interest income, noninterest income and noninterest expense includes income and expense from discontinued operations.

Tangible Common Equity to Tangible Assets and Tangible Common Equity per Common Share and per Common Share Issuable under Purchase Contracts

	December 31,
($ in thousands, except per share data)	2018	2017	2016	2015	2014
Total stockholders' equity	$945,534	$1,012,308	$980,239	$652,405	$503,315
Less goodwill	(37,144)	(37,144)	(39,244)	(39,244)	(31,591)
Less other intangible assets	(6,346)	(9,353)	(13,617)	(19,158)	(25,252)
Less preferred stock	(231,128)	(269,071)	(269,071)	(190,750)	(79,877)
Tangible common equity	$670,916	$696,740	$658,307	$403,253	$366,595

Total assets	$10,630,067	$10,327,852	$11,029,853	$8,235,555	$5,971,297
Less goodwill	(37,144)	(37,144)	(39,244)	(39,244)	(31,591)
Less other intangible assets	(6,346)	(9,353)	(13,617)	(19,158)	(25,252)
Tangible assets	$10,586,577	$10,281,355	$10,976,992	$8,177,153	$5,914,454

Total stockholders' equity to total assets	8.89%	9.80%	8.89%	7.92%	8.43%
Tangible common equity to tangible assets	6.34%	6.78%	6.00%	4.93%	6.20%

Common stock outstanding	50,172,018	50,083,345	49,695,299	38,002,267	34,190,740
Class B non-voting non-convertible common stock outstanding	477,321	508,107	201,922	37,355	609,195
Total common stock outstanding	50,649,339	50,591,452	49,897,221	38,039,622	34,799,935
Minimum number of shares issuable under purchase contracts (1)	—	—	188,742	601,299	1,982,181
Total common stock outstanding and shares issuable under purchase contracts	50,649,339	50,591,452	50,085,963	38,640,921	36,782,116

Book value per common share	$14.10	$14.69	$14.25	$12.14	$12.17
TCE per common share	$13.25	$13.77	$13.19	$10.60	$10.53

Book value per common share and per common share issuable under purchase contracts	$14.10	$14.69	$14.20	$11.95	$11.51
TCE per common share and per common share issuable under purchase contracts	$13.25	$13.77	$13.14	$10.44	$9.97
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
The Company may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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
The allowance consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; and (iii) qualitative allowances based on economic and other factors that may be internal or external to the Company.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence on a quarterly basis, including the reversal of its taxable temporary differences, the existence of its historical earnings, the amounts of future projected earnings as well as the tax expiration periods of its income tax credits.
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
To account for the tax credits earned on investments in alternative energy partnerships, the Company uses the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. The Company does not believe the investments in alternative energy partnerships are impaired by the lower corporate income tax rate from the Tax Cuts and Jobs Act due to the protective provision built into the partnership agreements. However, the Company expects to take longer to utilize the investment tax credits generated from these investments.

Recent Accounting Pronouncements
See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.

Executive Overview
The Company is focused on California and core banking products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities through its 32 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties. The Company offers a variety of financial products and services designed around its target client in order to serve all of their banking and financial needs.
Financial Highlights
For the years ended December 31, 2018, 2017 and 2016, net income from continuing operations was $42.1 million, $53.5 million and $86.7 million, respectively. Diluted earnings from continuing operations per total common share were $0.38, $0.63 and $1.34, respectively, for the years ended December 31, 2018, 2017 and 2016. The decrease in net income from continuing operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was mainly due to decreases in net interest income, noninterest income and income tax benefit and an increase in provision for loan and lease losses, partially offset by a decrease in noninterest expense. The decrease in net income from continuing operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly due to increases in noninterest expense and provision for loan and lease losses and decreases in noninterest income and net interest income, partially offset by a decrease in income tax expense.
Total assets were $10.63 billion at December 31, 2018, an increase of $302.2 million, or 2.9 percent, from $10.33 billion at December 31, 2017. The increase was mainly due to an increase in loans and leases held-for-investment partially offset by a decrease in investment securities.
Significant financial highlights include:

•
Securities available-for-sale were $1.99 billion at December 31, 2018, a decrease of $583.0 million, or 22.6 percent, from $2.58 billion at December 31, 2017. The decrease was primarily due to a net decline in collateralized loan obligations due to call and sale activities and a decrease in commercial mortgage-backed-securities due to sales. The Company continued shrinking the amount of collateralized loan obligations in the investment securities portfolio and repositioned its securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling longer-duration corporate debt securities and commercial mortgage-backed-securities. The sales of securities served to remix overall assets and the proceeds therefrom were primarily used to fund loan originations.

•
Loans and leases receivable, net of ALLL, were $7.70 billion at December 31, 2018, an increase of $1.04 billion, or 15.6 percent, from $6.66 billion at December 31, 2017. The increase was mainly due to originations partially offset by an increase of $12.9 million in the ALLL and the sale of SFR mortgage loan pools during the year ended December 31, 2018.

•
Total deposits were $7.92 billion at December 31, 2018, an increase of $623.7 million, or 8.6 percent, from $7.29 billion at December 31, 2017. The increase was mainly due to the Company's continuous efforts to build core deposits across the Company's business units, including strong growth from the community banking and private banking channel and increased brokered deposits.

•
Total stockholders' equity was $945.5 million at December 31, 2018, a decrease of $66.8 million, or 6.6 percent, from $1.01 billion at December 31, 2017. The decrease was primarily the result of the redemption of the Company's Series C Preferred Stock for an aggregate amount of $40.3 million, $45.5 million of cash dividends on common stock and preferred stock and $29.8 million of other comprehensive loss on securities available-for-sale primarily due to increases in market interest rates, partially offset by net income of $45.5 million during the year ended December 31, 2018.

For the quarters ended December 31, 2018, 2017 and 2016, net income from continuing operations was $10.8 million, $10.9 million and $24.5 million, respectively. Diluted earnings from continuing operations per total common share were $0.12, $0.11 and $0.36, respectively, for the quarters ended December 31, 2018, 2017 and 2016. The decrease in net income from continuing operations for the quarter ended December 31, 2018 as compared to the year ended December 31, 2017 was mainly due to decreases in net interest income, noninterest income and income tax benefit and an increase in provision for loan and lease losses, partially offset by a decrease in noninterest expense. The decrease in net income from continuing operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly due to a decrease in net interest income, an increase in provision for loan and lease losses and a decrease in noninterest income, partially offset by a decrease in noninterest expense.

Results of Operations
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016
Interest and dividend income	$422,796	$389,190	$369,844
Interest expense	136,720	85,000	59,499
Net interest income	286,076	304,190	310,345
Provision for loan and lease losses	30,215	13,699	5,271
Noninterest income	23,915	44,670	98,630
Noninterest expense	232,785	308,268	303,215
Income from continuing operations before income taxes	46,991	26,893	100,489
Income tax expense (benefit)	4,844	(26,581)	13,749
Income from continuing operations	42,147	53,474	86,740
Income from discontinued operations before income taxes	4,596	7,164	48,917
Income tax expense	1,271	2,929	20,241
Income from discontinued operations	3,325	4,235	28,676
Net income	45,472	57,709	115,416
Preferred stock dividends	19,504	20,451	19,914
Impact of preferred stock redemption	2,307	—	—
Net income available to common stockholders	$23,661	$37,258	$95,502
Basic earnings per total common share
Income from continuing operations	$0.38	$0.64	$1.36
Income from discontinued operations	0.07	0.08	0.61
Net income	$0.45	$0.72	$1.97
Diluted earnings per total common share
Income from continuing operations	$0.38	$0.63	$1.34
Income from discontinued operations	0.07	0.08	0.60
Net income	$0.45	$0.71	$1.94
The following table presents condensed statements of operations of continuing and discontinued operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Interest and dividend income	$422,796	$665	$423,461	$389,190	$7,052	$396,242
Interest expense	136,720	—	136,720	85,000	—	85,000
Net interest income	286,076	665	286,741	304,190	7,052	311,242
Provision for loan and lease losses	30,215	—	30,215	13,699	—	13,699
Noninterest income	23,915	4,067	27,982	44,670	60,107	104,777
Noninterest expense	232,785	136	232,921	308,268	59,995	368,263
Income before income taxes	46,991	4,596	51,587	26,893	7,164	34,057
Income tax expense (benefit)	4,844	1,271	6,115	(26,581)	2,929	(23,652)
Net income	$42,147	$3,325	$45,472	$53,474	$4,235	$57,709

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the years indicated:

	Year Ended December 31,
	2018			2017			2016
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$7,108,600	$329,937	4.64%	$6,531,069	$288,123	4.41%	$6,780,826	$296,996	4.38%
Securities	2,248,488	83,567	3.72%	2,954,235	99,742	3.38%	2,711,112	79,527	2.93%
Other interest-earning assets (2)	362,927	9,957	2.74%	516,832	8,377	1.62%	380,832	8,449	2.22%
Total interest-earning assets	9,720,015	423,461	4.36%	10,002,136	396,242	3.96%	9,872,770	384,972	3.90%
Allowance for loan and lease losses	(54,777)			(43,150)			(37,664)
BOLI and noninterest-earning assets (3)	559,675			575,363			500,599
Total assets	$10,224,913			$10,534,349			$10,335,705
Interest-bearing liabilities:
Savings	$1,156,292	17,971	1.55%	$1,007,990	9,764	0.97%	$882,774	6,795	0.77%
Interest-bearing checking	1,812,980	18,261	1.01%	2,035,954	15,161	0.74%	2,066,623	13,723	0.66%
Money market	994,103	13,146	1.32%	2,076,847	18,530	0.89%	2,094,839	10,776	0.51%
Certificates of deposit	2,272,093	41,858	1.84%	1,730,652	16,959	0.98%	1,465,679	8,926	0.61%
Total interest-bearing deposits	6,235,468	91,236	1.46%	6,851,443	60,414	0.88%	6,509,915	40,220	0.62%
FHLB advances	1,627,608	34,995	2.15%	1,054,978	12,951	1.23%	1,153,208	5,717	0.50%
Securities sold under repurchase agreements	39,336	1,033	2.63%	39,907	880	2.21%	92,937	818	0.88%
Long-term debt and other interest-bearing liabilities	174,340	9,456	5.42%	207,734	10,755	5.18%	218,737	12,744	5.83%
Total interest-bearing liabilities	8,076,752	136,720	1.69%	8,154,062	85,000	1.04%	7,974,797	59,499	0.75%
Noninterest-bearing deposits	1,034,937			1,182,667			1,225,656
Noninterest-bearing liabilities	117,904			188,625			228,421
Total liabilities	9,229,593			9,525,354			9,428,874
Total stockholders’ equity	995,320			1,008,995			906,831
Total liabilities and stockholders’ equity	$10,224,913			$10,534,349			$10,335,705
Net interest income/spread		$286,741	2.67%		$311,242	2.92%		$325,473	3.15%
Net interest margin (4)			2.95%			3.11%			3.30%

(1)
Total loans and leases includes income from discontinued operations. Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net accretion of deferred loan fees and costs of $612 thousand, $1.3 million and $1 thousand and accretion of discount on purchased loans of $637 thousand, $4.8 million and $36.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in the interest income.

(2)	Includes average balance of FHLB and Federal Reserve Bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of BOLI of $105.8 million, $103.6 million and $101.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume multiplied by the prior rate and (ii) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2018 vs. 2017			Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Total loans and leases (1)	$26,302	$15,512	$41,814	$(10,912)	$2,039	$(8,873)
Securities	(25,518)	9,343	(16,175)	7,452	12,763	20,215
Other interest-earning assets	(3,010)	4,590	1,580	2,560	(2,632)	(72)
Total interest-earning assets	(2,226)	29,445	27,219	(900)	12,170	11,270
Interest-bearing liabilities:
Savings	1,621	6,586	8,207	1,048	1,921	2,969
Interest-bearing checking	(1,822)	4,922	3,100	(203)	1,641	1,438
Money market	(12,064)	6,680	(5,384)	(93)	7,847	7,754
Certificates of deposit	6,544	18,355	24,899	1,844	6,189	8,033
FHLB advances	9,270	12,774	22,044	(529)	7,763	7,234
Securities sold under repurchase agreements	(13)	166	153	(661)	723	62
Long-term debt and other interest-bearing liabilities	(1,783)	484	(1,299)	(618)	(1,371)	(1,989)
Total interest-bearing liabilities	1,753	49,967	51,720	788	24,713	25,501
Net interest income	$(3,979)	$(20,522)	$(24,501)	$(1,688)	$(12,543)	$(14,231)

(1)	Total loans and leases includes income from discontinued operations.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net interest income was $286.7 million for the year ended December 31, 2018, a decrease of $24.5 million, or 7.9 percent, from $311.2 million for the year ended December 31, 2017. The decrease in net interest income from the prior year was due to higher average cost of interest-bearing liabilities and lower average balances of securities, partially offset by higher average yields from interest-earning assets and higher average balances of total loans and lower average balances of long term debt and other interest-bearing liabilities.
Interest income on total loans and leases was $329.9 million for the year ended December 31, 2018, an increase of $41.8 million, or 14.5 percent, from $288.1 million for the year ended December 31, 2017. The increase in interest income on total loans and leases was due to a $577.5 million increase in average total loans and leases and a 23 bps increase in average yield. The increase in average balance was due mainly to increased loan originations, partially offset by the sales of the Banc Home Loans division during the three months ended March 31, 2017 and seasoned SFR mortgage loan pools during the year ended December 31, 2017. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by a decrease of seasoned SFR mortgage loan pools, the discounts of which generated additional interest income of $1.3 million during the year ended December 31, 2017.
Interest income on securities was $83.6 million for the year ended December 31, 2018, a decrease of $16.2 million, or 16.2 percent, from $99.7 million for the year ended December 31, 2017. The decrease in interest income on securities was due to a $705.7 million decrease in average balance, partially offset by a 34 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities and corporate debt securities to navigate a volatile rate environment during 2017 and 2018 and reposition our earning assets from investment securities to loans. The increase in average yield was due to higher interest rates on newly purchased investment securities and investment securities with variable interest rates from a rising interest rate environment.

Dividends and interest income on other interest-earning assets was $10.0 million for the year ended December 31, 2018, an increase of $1.6 million, or 18.9 percent, from $8.4 million for the year ended December 31, 2017. The increase in dividends and interest income on other interest-earning assets was due to a 112 bps increase in average yield, partially offset by a $153.9 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits in financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to a reduced cash balance from decreases in deposits, the sale of BHL and decline in the related BHL portfolio, partially offset by an increase in FHLB stock purchases.
Interest expense on interest-bearing deposits was $91.2 million for the year ended December 31, 2018, an increase of $30.8 million, or 51.0 percent, from $60.4 million for the year ended December 31, 2017. The increase in interest expense on interest-bearing deposits was due to a 58 bps increase in average cost, partially offset by a $616.0 million decrease in average balance during the year ended December 31, 2018. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to a decline in money market and interest-bearing checking accounts, partially offset by an increase in certificates of deposit and savings accounts during the year ended December 31, 2018.
Interest expense on FHLB advances was $35.0 million for the year ended December 31, 2018, an increase of $22.0 million, or 170.2 percent, from $13.0 million for the year ended December 31, 2017. The increase in interest expense on FHLB advances was due to a 92 bps increase in average cost and a $572.6 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to additional term advances, with primarily three- to ten-year durations, which were obtained as a result of asset and liability management activities to fund growth of the loan portfolio.
Interest expense on securities sold under repurchase agreements was $1.0 million for the year ended December 31, 2018, an increase of $153 thousand, or 17.4 percent, from $880 thousand for the year ended December 31, 2017. The increase was mainly due to a 42 bps increase in average cost.
Interest expense on long-term debt and other interest-bearing liabilities was $9.5 million for the year ended December 31, 2018, a decrease of $1.3 million, or 12.1 percent, from $10.8 million for the year ended December 31, 2017. The decrease was mainly due to the voluntary termination of a $75.0 million line of credit during the three months ended June 30, 2017 with an unaffiliated financial institution.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net interest income was $311.2 million for the year ended December 31, 2017, a decrease of $14.2 million, or 4.4 percent, from $325.5 million for the year ended December 31, 2016. The decrease in net interest income was due to an increase in interest expense, primarily due to an increase in the average rates paid, on interest-bearing liabilities and a decrease in interest income earned on total loans and leases, primarily due to a decrease in the average balance of loans and leases, partially offset by higher interest income from securities.
Interest income on total loans and leases was $288.1 million for the year ended December 31, 2017, a decrease of $8.9 million, or 3.0 percent, from $297.0 million for the year ended December 31, 2016. The decrease in interest income on total loans and leases was due to a $249.8 million decrease in average total loans and leases, partially offset by a 3 bps increase in average yield. Ending balance of total loans and leases increased during the year ended December 31, 2017; however, the average balance decreased as the ending balance increased, which was mainly driven by a larger increase during the three months ended December 31, 2017. During the nine months ended September 30, 2017, total loans and leases decreased by $403.4 million to $6.34 billion due mainly to the sale of the Banc Home Loans division during the three months ended March 31, 2017 and the sale of seasoned SFR mortgage loan pools during the three months ended September 30, 2017. During the three months ended December 31, 2017, total loans and leases increased by $429.2 million to $6.77 billion due mainly to higher loan production in commercial loans. Year-over-year, total loans and leases increased by$25.8 million, or 0.4 percent, to $6.77 billion at December 31, 2017 from $6.74 billion at December 31, 2016. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates from a rising interest rate environment, partially offset by a decrease in seasoned SFR mortgage loan pools where discounts on these pools generated additional interest income. Such discount accretion totaled $4.8 million and $36.8 million for the years ended December 31, 2017 and 2016, respectively.

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
Interest expense on long-term debt and other interest-bearing liabilities was $10.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 15.6 percent, from $12.7 million for the year ended December 31, 2016. The decrease was mainly due to the maturity of the Company's 5.25 percent junior subordinated amortizing notes due May 15, 2017 during the year ended December 31, 2017 and the redemption of the Company's 7.5 percent senior notes due April 15, 2020 during the year ended December 31, 2016.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect incurred credit losses in the loan and lease portfolio. The Company recorded $30.2 million, $13.7 million and $5.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016 to its provision for loan and lease losses.
The increase in provision for loan and lease losses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was mainly due to a $12.5 million increase in net charge offs during the year, 15.6 percent incremental growth in the loan and lease portfolio from the prior year, an increase in classified loans of 97.8 percent and methodology enhancements implemented throughout the year ended December 31, 2018, such as extension of look-back period, enhancements of qualitative adjustments and loan segmentation, and annual update of the loss emergence period. During the three months ended March 31, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and third party bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in federal court pursuing the borrower and other parties and is also considering other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard. Upon extensive review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.
The increase in provision for loan and lease losses for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly driven by a $4.5 million increase in net charge offs during the year, as well as 10 percent incremental growth in the loan and lease portfolio from the prior year.
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Customer service fees	$6,315	$6,492	$5,147
Loan servicing income	3,720	1,025	633
Income from bank owned life insurance	2,176	2,339	2,341
Impairment loss on investment securities	(3,252)	—	—
Net gain on sale of securities available-for-sale	5,532	14,768	29,405
Net gain on sale of loans	1,932	11,942	35,895
Net loss on sale of mortgage servicing rights	(2,260)	—	—
Gain on sale of subsidiary	—	—	3,694
Gain on sale of business unit	—	—	2,629
Other income	9,752	8,104	18,886
Total noninterest income	$23,915	$44,670	$98,630
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Noninterest income was $23.9 million for the year ended December 31, 2018, a decrease of $20.8 million, or 46.5 percent, from $44.7 million for the year ended December 31, 2017. The decrease was mainly due to decreases in net gains on sales of securities available-for-sale and loans, impairment loss on investment securities coupled with net loss on sale of mortgage servicing rights, partially offset by an increase in loan servicing income during the year ended December 31, 2018.
Customer service fees were $6.3 million for the year ended December 31, 2018, a decrease of $177 thousand, or 2.7 percent, from $6.5 million for the year ended December 31, 2017. The decrease was mainly due to the decrease in average balance of noninterest-bearing checking accounts.
Loan servicing income was $3.7 million for the year ended December 31, 2018, an increase of $2.7 million, or 262.9 percent, from $1.0 million for the year ended December 31, 2017. Including loan servicing income from discontinued operations, total loan servicing income was $3.7 million and $2.6 million, respectively, for the years ended December 31, 2018 and 2017. The increase was mainly due to lower losses on fair value of mortgage servicing rights during the year ended December 31, 2018, partially offset by sales of MSRs during the first half of 2018. Losses on the fair value and runoff of servicing assets of $1.3 million and $17.1 million for the years ended December 31, 2018 and 2017, respectively, were due to generally lower interest rates. Servicing fees were $5.0 million and $19.6 million for the years ended December 31, 2018 and 2017, respectively, and unpaid principal balances of loans sold with servicing retained were $204.0 million and $3.94 billion at December 31, 2018 and 2017, respectively.
As of December 31, 2018, the Company changed its intent to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of OTTI losses for the year ended December 31, 2018. The Company did not record OTTI losses for investment securities for the years ended December 31, 2017 and 2016.
Net gain on the sale of securities available-for-sale was $5.5 million for the year ended December 31, 2018, a decrease of $9.2 million, or 62.5 percent, from $14.8 million for the year ended December 31, 2017. The Company sold investment securities of $406.8 million and $972.2 million during the years ended December 31, 2018 and 2017, respectively. The Company further repositioned its securities available-for-sale portfolio to reduce duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities during the year ended December 31, 2018 and 2017.
Net gain on the sale of loans was $1.9 million for the year ended December 31, 2018, a decrease of $10.0 million, or 83.8 percent, from $11.9 million for the year ended December 31, 2017. During the year ended December 31, 2018, the Company sold SFR mortgage loans of $293.6 million with a gain of $1.2 million, SBA loans of $6.3 million with a gain of $480 thousand and multifamily and other consumer loans of $86.6 million with a gain of $207 thousand. During the year ended December 31, 2017, the Company sold SFR mortgage loans of $675.7 million with a gain of $2.7 million, seasoned SFR mortgage loan pools of $144.2 million with a gain of $5.1 million, SBA loans of $39.2 million with a gain of $3.6 million, and multifamily and other consumer loans of $14.6 million with a gain of $413 thousand.
Other income was $9.8 million for the year ended December 31, 2018, an increase of $1.6 million, or 20.3 percent, from $8.1 million for the year ended December 31, 2017. The increase was mainly due to proceeds of a legal settlement of $2.1 million received during the year ended December 31, 2018, partially offset by a decrease in loan brokerage income of $1.2 million as the Company did not have any brokered loan activity during the year ended December 31, 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Noninterest income was $44.7 million for the year ended December 31, 2017, a decrease of $54.0 million, or 54.7 percent, from $98.6 million for the year ended December 31, 2016. The decrease was mainly due to decreases in net gains on sales of securities available-for-sale and loans, advisory fees, loan brokerage income, and other income, as well as gains on sales of subsidiary and business units during the year ended December 31, 2016, partially offset by increases in customer service fees and loan servicing income.
Customer service fees were $6.5 million for the year ended December 31, 2017, an increase of $1.3 million, or 26.1 percent, from $5.1 million for the year ended December 31, 2016. The increase was due mainly to the higher average number of customer deposit accounts.
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
Net gain on sales of securities available-for-sale was $14.8 million for the year ended December 31, 2017, a decrease of $14.6 million, or 49.8 percent, from $29.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, the Company further repositioned its securities available-for-sale portfolio to reduce duration by selling corporate debt securities. The Company sold investment securities of $972.2 million and $4.07 billion during the years ended December 31, 2017 and 2016, respectively.
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
The Company did not recognize any advisory service fees in 2017 due to the sale of The Palisades Group on May 5, 2016. The Company had $1.5 million of advisory fees in 2016. The Company does not expect to have advisory service fee income in future periods.
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
Other income was $8.1 million for the year ended December 31, 2017, a decrease of $10.8 million, or 57.1 percent, from $18.9 million for the year ended December 31, 2016. The decrease was mainly due to the gain recognized on the payment of the note issued to the Company by The Palisades Group as a part of the sale transaction, legal settlements and rental income from a newly purchased building during the year ended December 31, 2016, with no similar activity in 2017 and a decrease in the volume of brokered loans as the Company did not have any brokered loans activity during the year ended December 31, 2017.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Salaries and employee benefits	$109,974	$129,153	$146,147
Occupancy and equipment	31,847	38,391	34,797
Professional fees	33,652	42,417	30,373
Outside service fees	4,667	5,840	6,989
Data processing	6,951	7,888	8,311
Advertising	12,664	5,313	6,894
Regulatory assessments	7,678	8,105	8,186
Reversal of provision for loan repurchases	(2,488)	(1,812)	(3,352)
Amortization of intangible assets	3,007	3,928	4,851
Impairment on intangible assets	—	336	690
Restructuring expense	4,431	5,326	—
All other expense	15,358	32,597	27,819
Noninterest expense before loss on investments in alternative energy partnerships, net	227,741	277,482	271,705
Loss on investments in alternative energy partnerships, net	5,044	30,786	31,510
Total noninterest expense	$232,785	$308,268	$303,215
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Noninterest expense was $232.8 million for the year ended December 31, 2018, a decrease of $75.5 million, or 24.5 percent, from $308.3 million for the year ended December 31, 2017. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses and a decrease in loss on investments in alternative energy partnerships, partially offset by an increase in advertising expense.
Salaries and employee benefits were $110.0 million for the year ended December 31, 2018, a decrease of $19.2 million, or 14.8 percent, from $129.2 million for the year ended December 31, 2017. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses.
Occupancy and equipment expenses were $31.8 million for the year ended December 31, 2018, a decrease of $6.5 million, or 17.0 percent, from $38.4 million for the year ended December 31, 2017. The decrease was mainly due to decreased rent and other equipment expenses from the sale of the Banc Home Loan division on March 30, 2017 and expiration of the lease contract of the previous headquarters building in Irvine in December 2017.
Professional fees were $33.7 million for the year ended December 31, 2018, a decrease of $8.8 million, or 20.7 percent, from $42.4 million for the year ended December 31, 2017. The decrease was mainly due to insurance recoveries related to litigation and the SEC investigation of $18.0 million received during the year ended December 31, 2018 and lower external audit fees.
Outside service fees were $4.7 million for the year ended December 31, 2018, a decrease of $1.2 million, or 20.1 percent, from $5.8 million for the year ended December 31, 2017. The decrease was mainly due to a decrease in loan sub-servicing expenses resulting from sales of seasoned SFR mortgage loan pools, partially offset by an increase in recruiting expense.
Data processing expenses were $7.0 million for the year ended December 31, 2018, a decrease of $937 thousand, or 11.9 percent, from $7.9 million for the year ended December 31, 2017. The decrease was mainly due to decreased transaction volume from lower average deposit balances during the year ended December 31, 2018.
Advertising costs were $12.7 million for the year ended December 31, 2018, an increase of $7.4 million, or 138.4 percent, from $5.3 million for the year ended December 31, 2017. The increase was mainly due to $6.7 million of the Los Angeles Football Club (LAFC) naming rights commitment being expensed to marketing and advertising expenses during the year ended December 31, 2018 and none being expensed during the year ended December 31, 2017.
Regulatory assessments were $7.7 million for the year ended December 31, 2018, a decrease of $427 thousand, or 5.3 percent, from $8.1 million for the year ended December 31, 2017. The decrease was mainly due to lower FDIC assessment fees and OCC assessment fees during the year ended December 31, 2018.

Loss on investments in alternative energy partnerships was $5.0 million for the year ended December 31, 2018, a decrease of $25.7 million, or 83.6 percent, from $30.8 million, for the year ended December 31, 2017. The decrease in loss was mainly due to lower HLBV loss resulting from less new equipment being placed into service.
Reversal of provision for loan repurchases was $2.5 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company recorded initial provisions for loan repurchases of $126 thousand and $1.6 million during the years ended December 31, 2018 and 2017, respectively, included in gain on sale of loans. As a result, total reversal of provision for loan repurchases was $(2.4) million and $(190) thousand for the years ended December 31, 2018 and 2017, respectively. The decrease was mainly due to the portfolio run-off and repurchase settlement activities.
Amortization of intangible assets was $3.0 million for the year ended December 31, 2018, a decrease of $921 thousand, or 23.4 percent, from $3.9 million for the year ended December 31, 2017. The decrease was mainly due to scheduled amortization during the year ended December 31, 2018.
Restructuring expenses were $4.4 million during the year ended December 31, 2018, a decrease of $895 thousand, or 16.8 percent, from $5.3 million for the year ended December 31, 2017. Restructuring expenses from severance related costs from a reduction in workforce during the year ended December 31, 2018 were lower than restructuring expenses from realigning back office staffing and amending certain system contracts precipitated from the sale of the Banc Home Loans division during the year ended December 31, 2017.
Other expenses were $15.4 million for the year ended December 31, 2018, a decrease of $17.2 million, or 52.9 percent, from $32.6 million for the year ended December 31, 2017. The decrease was mainly due to the Company's effort to manage its expenses from supplies, business travel, and other administrative expenditures, coupled with a decrease in provision for unfunded loan commitments, and insurance recoveries from previous legal settlement expenses.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Noninterest expense was $308.3 million for the year ended December 31, 2017, an increase of $5.1 million, or 1.7 percent, from $303.2 million for the year ended December 31, 2016. The increase was mainly due to increases in professional fees, occupancy and equipment, all other expenses, a decrease in reversal of provision for loan repurchases, and the recognition of restructuring expense during the year ended December 31, 2017, partially offset by decreases in salaries and employee benefits, outside service fees, and advertising expense.
Salaries and employee benefits were $129.2 million for the year ended December 31, 2017, a decrease of $17.0 million, or 11.6 percent, from $146.1 million for the year ended December 31, 2016. The decrease was mainly due to decreases in salaries and overtime, bonus accruals including a reversal during 2017 of an excess bonus accrual in 2016, and stock compensation expense, partially offset by increases in temporary staff and vacation accrual, a decrease in direct loan origination cost, and certain severance payments during the year ended December 31, 2017. At December 31, 2016, the Company accrued a liability for estimated discretionary incentive compensation payments to certain employees. The amount paid was less than the accrued liability. Consequently, the Company reversed the excess accrual and recorded a credit to salaries and employee benefits on the consolidated statements of operations of $7.8 million during the three months ended March 31, 2017. The reversal, based on new information driven by changes to certain facts and circumstances, was determined to be a change in estimate.
Occupancy and equipment expenses were $38.4 million for the year ended December 31, 2017, an increase of $3.6 million, or 10.3 percent, from $34.8 million for the year ended December 31, 2016. The increase was mainly due to increased building and maintenance costs.
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
Data processing expenses were $7.9 million for the year ended December 31, 2017, a decrease of $423 thousand, or 5.1 percent, from $8.3 million for the year ended December 31, 2016. The decrease was mainly due to a decreased volume of transactions from lower deposit balances.
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

Loss on investments in alternative energy partnerships of $30.8 million and $31.5 million, was recognized during the years ended December 31, 2017 and 2016, respectively. The Company invests in certain alternative energy partnerships formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. The Company recognized federal tax credits of $38.2 million and $33.4 million, respectively, as well as income tax benefits relating to the recognition of its loss on investments in alternative energy partnerships during the year ended December 31, 2017 and 2016.
Reversal for loan repurchases was $1.8 million and $3.4 million for the years ended December 31, 2017 and 2016, respectively, which reflect subsequent changes in the reserve for loss on repurchased loans. The Company recorded initial provisions for loan repurchases of $1.6 million and $3.9 million related to new loan sales against income from discontinued operations during the years ended December 31, 2017 and 2016, respectively. Total provision (reversal) for loan repurchases provided to reserve for loss on repurchased loans was $(190) thousand and $590 thousand for the years ended December 31, 2017 and 2016, respectively. The decrease in the initial provision was mainly due to a decrease in volume of loans sold and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $3.9 million for the year ended December 31, 2017, a decrease of $923 thousand, or 19.0 percent, from $4.9 million for the year ended December 31, 2016. The decrease was mainly due to impairment of the customer relationship intangible with no new intangible assets recognized during the year ended December 31, 2017.
Impairment of intangible assets of $336 thousand and $690 thousand was recognized for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm that the Bank acquired in 2013.
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
Other expenses were $32.6 million for the year ended December 31, 2017, an increase of $4.8 million, or 17.2 percent, from $27.8 million for the year ended December 31, 2016. The increase was mainly due to a legal settlement accrual of $5.7 million and a loss from the equity method accounting on CRA investments of $3.8 million during the year ended December 31, 2017, and increases in aggregate director fees due to the increase in the number of outside directors as part of the Company's corporate governance enhancements, loan related expense, reserve for unfunded loan commitments due to the increased loan volume and impairments on previously capitalized software projects, partially offset by $2.7 million in expense for the redemption of the Company's 7.50 percent senior notes due April 15, 2020 during the year ended December 31, 2016.

Income Tax Expense
For the years ended December 31, 2018, 2017 and 2016, income tax expense (benefit) of continuing operations was $4.8 million, $(26.6) million and $13.7 million, respectively, and the effective tax rate was 10.3 percent, (98.8) percent and 13.7 percent, respectively.
The Company’s effective tax rate of continuing operations for the year ended December 31, 2018 was higher than the effective tax rate of continuing operations for the year ended December 31, 2017 mainly due to the reduction in the recognition of tax credits on investments in alternative energy partnerships, which were $9.6 million for the year ended December 31, 2018, compared to $38.2 million for the year ended December 31, 2017. The reduction in tax credits received by the Bank on the investments in alternative energy partnerships is due to less new equipment being placed into service by the investments. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnership. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned. Also, in 2017 the Company recognized a $2.1 million net tax benefit as a result of re-measurement of the Company's deferred tax assets and liabilities due to the Tax Cuts and Jobs Act enacted in December 2017. The higher effective tax rate in 2018 was partially offset by a decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective January 1, 2018.
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
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net income from discontinued operations was $3.3 million for the year ended December 31, 2018, a decrease of $910 thousand, or 21.5 percent, from $4.2 million for the year ended December 31, 2017. Diluted earnings from discontinued operations per total common share were $0.07 and $0.08 for the years ended December 31, 2018 and 2017.
Interest income from discontinued operations was $665 thousand for the year ended December 31, 2018, a decrease of $6.4 million, or 90.6 percent, from $7.1 million for the year ended December 31, 2017. The decrease was mainly due to a decrease in average balance of loans held-for-sale of discontinued operations.
Noninterest income from discontinued operations was $4.1 million for the year ended December 31, 2018, a decrease of $56.0 million, or 93.2 percent, from $60.1 million for the year ended December 31, 2017. The decrease was mainly due to a decrease in net revenue from discontinued operations in the 2018 period.
Noninterest expense from discontinued operations was $136 thousand for the year ended December 31, 2018, a decrease of $59.9 million, or 99.8 percent, from $60.0 million for the year ended December 31, 2017. Noninterest expense decreased significantly as the Company wound down the mortgage banking activities in discontinued operations.
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

Financial Condition
Investment Securities
Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at amortized cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. At
December 31, 2018, all of the Company’s investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$911	$—	$(1)	$910
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	461,987	—	(24,545)	437,442
Non-agency residential mortgage-backed securities	418	9	—	427
Non-agency commercial mortgage-backed securities	132,199	—	—	132,199
Collateralized loan obligations	1,431,171	141	(9,790)	1,421,522
Total securities available-for-sale	$2,026,686	$150	$(34,336)	$1,992,500
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
December 31, 2016
Securities held-to-maturity:
Non-agency commercial mortgage-backed securities	$305,918	$2,949	$(1,781)	$307,086
Collateralized loan obligations	338,226	1,461	(61)	339,626
Corporate debt securities	240,090	13,032	(91)	253,031
Total securities held-to-maturity	$884,234	$17,442	$(1,933)	$899,743
Securities available-for-sale:
SBA loan pool securities	$1,221	$—	$—	$1,221
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	830,682	9	(23,418)	807,273
Non-agency residential mortgage-backed securities	121,397	18	(4,238)	117,177
Collateralized loan obligations	1,395,094	12,449	(674)	1,406,869
Corporate debt securities	48,574	482	(108)	48,948
Total securities available-for-sale	$2,396,968	$12,958	$(28,438)	$2,381,488
During the three months ended June 30, 2017, the Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold or reinvested to potentially improve the

Company’s liquidity position or duration profile. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity. As a result, the Company transferred all $740.9 million of its held-to-maturity securities to available-for-sale, which resulted in a pre-tax increase to accumulated other comprehensive income of $22.0 million at the time of the transfer, which occurred before June 30, 2017. Due to the transfer, the Company’s ability to assert that it has both the intent and ability to hold debt securities to maturity will be limited for the foreseeable future.
Securities available-for-sale were $1.99 billion at December 31, 2018, a decrease of $583.0 million, or 22.6 percent, from $2.58 billion at December 31, 2017. The decrease was mainly due to sales of $406.8 million, principal payments of $43.4 million, and calls and pay-offs of $607.6 million, partially offset by purchases of $521.6 million during the year ended December 31, 2018. Securities available-for-sale had a net unrealized loss of $34.2 million at December 31, 2018 and a net unrealized gain of $8.1 million at December 31, 2017, respectively.
The Company repositioned its securities available-for-sale portfolio during the years ended December 31, 2018 and 2017 to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling certain longer-duration and fixed-rate non-agency mortgage-backed securities and corporate debt securities and continued shrinking the amount of collateralized loan obligations in the investment securities portfolio. During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million, to reposition its securities available-for-sale portfolio. During the year ended December 31, 2018, the balance of collateralized loan obligations declined by $280.8 million due primarily to call and sale activities, partially offset by purchase activities. The net proceeds from the sale of securities and the run-off in collateralized loan obligations were redeployed to support loan growth.
CLOs totaled $1.42 billion and $1.70 billion, respectively, at December 31, 2018 and 2017. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At December 31, 2018, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
As of December 31, 2018, the Company changed its intent to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of OTTI for the year ended December 31, 2018. The Company did not record OTTI for investment securities for the years ended December 31, 2017 and 2016. As of December 31, 2018, all of the Company's investment securities in an unrealized loss position had received an investment grade credit rating.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of December 31, 2018:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$—	—%	$—	—%	$—	—%	$910	2.84%	$910	2.84%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	279	2.95%	3,460	3.32%	—	—%	433,703	3.23%	437,442	3.23%
Non-agency residential mortgage-backed securities	83	3.96%	—	—%	—	—%	344	5.47%	427	5.18%
Non-agency commercial mortgage-backed securities	—	—%	—	—%	132,199	3.75%	—	—%	132,199	3.75%
Collateralized loan obligations	1,421,522	4.44%	—	—%	—	—%	—	—%	1,421,522	4.44%
Total securities available-for-sale	$1,421,884	4.44%	$3,460	3.32%	$132,199	3.75%	$434,957	3.23%	$1,992,500	4.13%

Loans Held-for-Sale
Total loans held-for-sale on consolidated operations basis, including discontinued operations, were $27.6 million and $105.8 million, respectively, at December 31, 2018 and 2017. Loans held-for-sale consisted of two components: loans held-for-sale carried at fair value and loans held-for-sale carried at lower of cost or fair value.
As of December 31, 2018, loans held-for-sale carried at fair value are mainly repurchased conforming SFR mortgage loans that were previously sold. As of December 31, 2017, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that are delinquent more than
90 days and subject to a repurchase option by the Company. Loans held-for-sale carried at fair value on a consolidated operations basis were $27.2 million and $105.3 million, respectively, at December 31, 2018 and 2017. The $78.1 million, or 74.2 percent, decrease was mainly due to a net decrease of $66.0 million in GNMA loans delinquent more than 90 days, which were subject to a repurchase option held by the Company, which option was eliminated as a result of the sale of the related MSRs to third parties during 2018. The decrease was also a result of loan sales of $14.5 million, partially offset by loan repurchases of $12.7 million.
During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment, and determined that the sale of the Mortgage Banking segment met the criteria to be classified as a discontinued operation. Loans held-for-sale carried at fair value related to the Banc Home Loans division were included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition. Such loans totaled $19.5 million and $38.7 million at December 31, 2018 and 2017, respectively.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans and SBA loans. Loans held-for-sale carried at the lower of cost or fair value on a consolidated operations basis were $426 thousand and $466 thousand, respectively, at December 31, 2018 and 2017.
During the three months ended June 30, 2017, the Company transferred all of its seasoned SFR mortgage loans with an aggregate unpaid principal amount and aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at the lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. All of these loans were sold during the three months ended September 30, 2017. On the date of sale, the aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million.

Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Commercial and industrial	$1,944,142	25.2%	$1,701,951	25.5%	$1,522,960	25.2%	$876,999	16.9%	$490,900	12.4%
Commercial real estate	867,013	11.3%	717,415	10.8%	729,959	12.1%	727,707	14.0%	999,857	25.3%
Multifamily	2,241,246	29.2%	1,816,141	27.3%	1,365,262	22.6%	904,300	17.5%	955,683	24.2%
SBA	68,741	0.9%	78,699	1.2%	73,840	1.2%	57,706	1.1%	36,155	0.9%
Construction	203,976	2.6%	182,960	2.7%	125,100	2.1%	55,289	1.1%	42,198	1.1%
Lease financing	—	—%	13	—%	379	0.1%	192,424	3.7%	85,749	2.2%
Consumer:
Single family residential mortgage	2,305,490	29.9%	2,055,649	30.9%	2,106,630	34.9%	2,255,584	43.5%	1,171,662	29.7%
Other consumer	70,265	0.9%	106,579	1.6%	110,622	1.8%	114,385	2.2%	166,918	4.2%
Total loans and leases (1)	7,700,873	100.0%	6,659,407	100.0%	6,034,752	100.0%	5,184,394	100.0%	3,949,122	100.0%
Allowance for loan and lease losses	(62,192)		(49,333)		(40,444)		(35,533)		(29,480)
Total loans and leases receivable, net	$7,638,681		$6,610,074		$5,994,308		$5,148,861		$3,919,642

(1)
Total loans and leases includes deferred loan origination costs/(fees) and premiums/(discounts), net of $17.7 million, $6.4 million, $9.2 million, $6.4 million, $2.9 million, respectively, at December 31, 2018, 2017, 2016, 2015, and 2014.

Total loans and leases were $7.70 billion at December 31, 2018, an increase of $1.0 billion, or 15.6 percent, from $6.66 billion at December 31, 2017. The increase was mainly due to increases in multifamily loans, SFR mortgage loans, commercial and industrial loans, commercial real estate loans, and construction loans, partially offset by decreases in other consumer loans, SBA loans, and lease financing. The increases in multifamily loans, commercial and industrial loans, commercial real estate loans, and construction loans were mainly due to increased originations. The increase in SFR mortgage loans was mainly due to the $59.5 million of loans purchased to assist the Company in complying with its CRA requirements and increased originations, partially offset by loans transferred to loans held-for-sale of $377.0 million. The decreases in other consumer loans and lease financing was mainly due to reductions in principal balances and payoffs. See "Loan and Lease Originations, Purchases and Repayments" for the origination detail per loan and lease category.

The following table presents the contractual maturity with the weighted-average contractual yield of the loan and lease portfolio as of December 31, 2018:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Commercial:
Commercial and industrial	$1,126,097	4.47%	$473,074	5.36%	$299,659	5.24%	$45,312	4.62%	$1,944,142	4.81%
Commercial real estate	49,296	5.19%	146,463	4.74%	624,588	4.49%	46,666	5.08%	867,013	4.60%
Multifamily	43,153	5.59%	83,895	5.37%	155,195	3.63%	1,959,003	4.06%	2,241,246	4.11%
SBA	412	7.26%	3,639	7.63%	43,194	6.69%	21,496	5.62%	68,741	6.41%
Construction	145,829	7.09%	53,979	5.82%	4,168	4.00%	—	—%	203,976	6.69%
Consumer:
Single family residential mortgage	—	—%	50,276	4.80%	17,803	5.15%	2,237,411	4.50%	2,305,490	4.51%
Other consumer	13,890	6.22%	8,372	4.78%	1,891	6.33%	46,112	5.97%	70,265	5.89%
Total	$1,378,677	4.82%	$819,698	5.25%	$1,146,498	4.66%	$4,356,000	4.33%	$7,700,873	4.57%

The following table presents the interest rate profile of the loan and lease portfolio due after one year at December 31, 2018:

	Due After One Year
($ in thousands)	Fixed Rate	Variable Rate	Total
Commercial:
Commercial and industrial	$309,597	$508,448	$818,045
Commercial real estate	461,617	356,100	817,717
Multifamily	32,574	2,165,519	2,198,093
SBA	16,416	51,913	68,329
Construction	—	58,147	58,147
Consumer:
Single family residential mortgage	59,333	2,246,137	2,305,470
Other consumer	5,509	50,866	56,375
Total	$885,046	$5,437,130	$6,322,176

Loan and Lease Originations, Purchases, Sales and Repayments
The following table presents loan and lease originations, purchases, sales, and repayment activities excluding loans originated for sale, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Origination by rate type:
Variable rate:
Commercial and industrial	$257,735	$396,298	$400,878
Commercial real estate and multifamily	831,821	749,549	628,900
SBA	1,964	9,669	15,423
Construction	22,281	29,490	49,702
Single family residential mortgage	1,013,087	900,412	1,034,763
Other consumer	7,204	8,931	9,582
Total floating rate	2,134,092	2,094,349	2,139,248
Fixed rate:
Commercial and industrial	178,663	160,860	284,542
Commercial real estate and multifamily	159,726	62,388	136,933
SBA	350	—	9,490
Construction	90,675	35,728	8,907
Lease financing	—	—	41,008
Other consumer	—	—	50
Total fixed rate	429,414	258,976	480,930
Total loans and leases originated	2,563,506	2,353,325	2,620,178
Purchases:
Single family residential mortgage	59,481	—	90,984
Lease financing	—	—	91,247
Total loans and leases purchased	59,481	—	182,231
Transferred to loans held-for-sale	(376,995)	(593,977)	(191,666)
Repayments:
Principal repayments	(9,196,852)	(10,194,770)	(7,944,255)
Sales	—	—	(970,587)
Increase in other items, net	7,992,326	9,060,077	7,154,457
Net increase	$1,041,466	$624,655	$850,358
The decreases in changes from principal repayments and other items were mainly due to decreased advances and repayments in commercial lines of credit and warehouse lines of credit during the year ended December 31, 2018.

Seasoned SFR Mortgage Loan Pools
The Company did not have any outstanding seasoned SFR mortgage loan pools at December 31, 2018 or 2017.
During the three months ended June 30, 2017, the Company transferred all of its seasoned SFR mortgage loans, which had an aggregate unpaid principal balance and an aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. This transfer included PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, and recorded a fair value adjustment of $274 thousand. All of these loans were sold during the three months ended September 30, 2017. On the date of sale settlement, the aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $766.0 million and $707.4 million respectively, during the year ended December 31, 2016, and the Company recognized a gain on sale of $24.7 million.
At December 31, 2016, the total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $177.1 million and $155.2 million, respectively. At the time of purchase, the Company determined that certain of these loans reflected credit quality deterioration since origination and it was probable that all contractually required payments would not be collected (Purchased Credit Impaired Loans, or PCI loans). Total unpaid principal balance and carrying value of PCI loans included in these pools were $153.9 million and $133.2 million, respectively, at December 31, 2016. These PCI loans were sold as part of the loan sales in 2017 described above.
The Company did not purchase any seasoned SFR mortgage loan pools during the year ended December 31, 2018 or 2017. During the year ended December 31, 2016, the Company completed one seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at the acquisition date. The Company determined that all of the loans in this seasoned SFR mortgage loan acquisition reflected credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Non-Traditional Mortgage Portfolio
The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Loans, fixed or adjustable rate hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2018 and 2017, the NTM loans totaled $826.7 million, or 10.7 percent of total loans and leases, and $806.9 million, or 12.1 percent of total loans and leases, respectively. Total NTM portfolio increased by $19.8 million, or 2.5 percent, during the period. The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2018			2017			2016			2015			2014
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	88	$67,729	8.2%	101	$82,197	10.2%	107	$87,469	9.9%	121	$105,131	13.4%	148	$123,177	35.1%
Interest only - first liens	519	753,061	91.1%	468	717,484	88.9%	522	784,364	88.6%	521	664,358	84.4%	207	209,207	59.7%
Negative amortization	11	3,528	0.4%	11	3,674	0.5%	22	9,756	1.1%	30	11,602	1.5%	32	13,099	3.7%
Total NTM - first liens	618	824,318	99.7%	580	803,355	99.6%	651	881,589	99.6%	672	781,091	99.3%	387	345,483	98.5%
Green Loans (HELOC) - second liens	10	2,413	0.3%	12	3,578	0.4%	12	3,559	0.4%	16	4,704	0.6%	19	4,979	1.4%
Interest only - second liens	—	—	—%	—	—	—%	—	—	—%	1	113	0.1%	1	113	0.1%
Total NTM - second liens	10	2,413	0.3%	12	3,578	0.4%	12	3,559	0.4%	17	4,817	0.7%	20	5,092	1.5%
Total NTM loans	628	$826,731	100.0%	592	$806,933	100.0%	663	$885,148	100.0%	689	$785,908	100.0%	407	$350,575	100.0%
Percentage to total loans and leases	10.7%			12.1%			14.7%			15.2%			8.9%
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

The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2018:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens (1)	—	$—	70	$50,101	18	$17,628	—	$—	88	$67,729
Interest only - first liens (2)	—	—	1	109	—	—	518	752,952	519	753,061
Negative amortization	—	—	—	—	—	—	11	3,528	11	3,528
Total NTM - first liens	—	—	71	50,210	18	17,628	529	756,480	618	824,318
Green Loans (HELOC) - second liens (1)	—	—	9	2,412	1	1	—	—	10	2,413
Interest only - second liens (2)	—	—	—	—	—	—	—	—	—	—
Total NTM - second liens	—	—	9	2,412	1	1	—	—	10	2,413
Total NTM loans	—	$—	80	$52,622	19	$17,629	529	$756,480	628	$826,731

(1)	Green Loans typically have a 15 year balloon maturity.

(2)	Interest Only loans typically switch to an amortizing basis after 5, 7, or 10 years.
At December 31, 2018, all negative amortization loans had outstanding balances less than their original principal balances.

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
At December 31, 2018, Green Loans totaled $70.1 million, a decrease of $15.6 million, or 18.2 percent from $85.8 million at December 31, 2017, primarily due to reductions in principal balance and payoffs. As of December 31, 2018 and 2017, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.

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
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $753.1 million at December 31, 2018, an increase of $35.6 million, or 5.0 percent, from $717.5 million at December 31, 2017. The increase was primarily due to originations of $252.8 million, partially offset by paydowns and amortization of $143.4 million and loans transferred to held-for-sale of $73.8 million. As of December 31, 2018, all of these loans held for sale were sold. As of December 31, 2018 and 2017, $0 and $1.2 million of the Interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $146 thousand, or 4.0 percent, to $3.5 million as of December 31, 2018 from $3.7 million as of December 31, 2017. The Company discontinued origination of negative amortization loans in 2007. At December 31, 2018 and 2017, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
The Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. During the year ended December 31, 2018, the Company made no curtailment in available commitments on Green Loans.
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
NTM loans may entail greater risk than do traditional SFR mortgage loans. For additional information regarding NTMs, see "Non-Traditional Mortgage Loans" under Note 5 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

Asset Quality
Past Due Loans and Leases
The following table presents a summary of total loans and leases that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Commercial:
Commercial and industrial	$1,946	$3,731	$875	$5,007	$116
Commercial real estate	582	—	—	—	2,237
Multifamily	356	—	—	223	1,280
SBA	628	3,578	549	711	960
Construction	939	—	1,529	—	—
Lease financing	—	—	—	3,046	1,091
Consumer:
Single family residential mortgage	18,528	21,171	31,309	71,239	52,259
Other consumer	3,705	3,607	10,956	11	392
Total	$26,684	$32,087	$45,218	$80,237	$58,335
The following table presents a summary of traditional loans and leases that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Commercial:
Commercial and industrial	$1,946	$3,731	$875	$5,007	$116
Commercial real estate	582	—	—	—	2,237
Multifamily	356	—	—	223	1,280
SBA	628	3,578	17	162	82
Construction	939	—	1,529	—	—
Lease financing	—	—	—	3,046	1,091
Consumer:
Single family residential mortgage	10,481	10,232	12,570	19,649	25,063
Other consumer	3,705	3,607	10,956	11	98
Total	$18,637	$21,148	$25,947	$28,098	$29,967
Traditional loans and leases that were past due at least 30 days but less than 90 days totaled $18.6 million at December 31, 2018, a decrease of $2.5 million, or 11.9 percent, from $21.1 million at December 31, 2017. The decrease was mainly due to decreases in commercial and industrial and SBA loans, partially offset by increases in construction, commercial real estate, multifamily, SFR mortgage and other consumer loans.
The decrease in SFR mortgage loan delinquencies during the years ended December 31, 2017 and 2016 was mainly due to sales of SFR mortgage loan pools during the years ended December 31, 2017 and 2016. The Company did not have any outstanding seasoned SFR mortgage loan pools at December 31, 2018 or 2017.

The following table presents a summary of NTM loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Green Loans (HELOC) - first liens	$4,099	$5,999	$—	$7,913	$8,853
Interest only - first liens	3,948	4,940	4,193	3,935	1,580
Negative amortization	—	—	—	—	—
Total NTM - first liens	8,047	10,939	4,193	11,848	10,433
Green Loans (HELOC) - second liens	—	—	—	—	294
Total NTM - second liens	—	—	—	—	294
Total NTM loans	$8,047	$10,939	$4,193	$11,848	$10,727
There were 5 Green Loans that were past due at least 30 days but less than 90 days at December 31, 2018.
The following table presents a summary of PCI loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Commercial:
SBA	$—	$—	$532	$549	$878
Consumer:
Single family residential mortgage	—	—	14,546	39,742	16,763
Total	$—	$—	$15,078	$40,291	$17,641
The Company did not have any outstanding PCI loans at December 31, 2018 or 2017.

Non-Performing Assets
The following table presents a summary of non-performing assets, excluding loans held-for-sale, as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Commercial:
Commercial and industrial	$5,455	$3,723	$3,544	$4,383	$7,143
Commercial real estate	—	—	—	1,552	1,017
Multifamily	—	—	—	642	1,834
SBA	2,574	1,781	619	422	285
Construction	—	—	—	—	—
Lease financing	—	—	109	598	100
Consumer:
Single family residential mortgage	12,929	9,347	10,287	37,318	27,753
Other consumer	627	4,531	383	214	249
Total non-accrual loans and leases	21,585	19,382	14,942	45,129	38,381
Loans past due over 90 days or more and still on accrual	470	—	—	—	—
Other real estate owned	672	1,796	2,502	1,097	423
Total non-performing assets	$22,727	$21,178	$17,444	$46,226	$38,804
Performing troubled debt restructured loans	$5,745	$5,646	$4,827	$7,842	$6,346
The increase in non-accrual commercial and industrial loans in 2018 was mainly due to two loans, which were individually evaluated for impairment, with a carrying value of $1.9 million at December 31, 2018. The increase in single family residential mortgage loans in 2018 was mainly due to two loans, which were individually evaluated for impairment, with a carrying value of $5.3 million at December 31, 2018. The decrease in non-accrual other consumer loans in 2018 was mainly due to the sale of the $4.4 million loan during the year ended December 31, 2018 which was classified as non-accrual as of December 31, 2017. The increase in non-accrual other consumer loans in 2017 was mainly due to one loan, which was individually evaluated for impairment, with a carrying value of $4.4 million at December 31, 2017.
With respect to loans that were on non-accrual status as of December 31, 2018, the gross interest income that would have been recorded during the year ended December 31, 2018 had such loans and leases been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2018 (or since origination, if held for part of the year ended December 31, 2018), was $1.3 million. The amount of interest income on such loans that was included in net income for the year ended December 31, 2018 was $280 thousand.
The following table presents a summary of non-performing NTM loans that are included in the above table as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Green Loans (HELOC) - first liens	$—	$—	$—	$10,088	$12,334
Interest only - first liens	—	1,171	467	4,615	2,049
Negative amortization	—	—	—	—	—
Total NTM - first liens	—	1,171	467	14,703	14,383
Green Loans (HELOC) - second liens	—	—	—	—	209
Total NTM - second liens	—	—	—	—	209
Total NTM loans	$—	$1,171	$467	$14,703	$14,592
The Company did not have any non-performing NTM loans at December 31, 2018.

Troubled Debt Restructured Loans
Loans that the Company modifies or restructures where the debtor is experiencing financial difficulties and makes a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, reductions in the outstanding loan balances are classified as troubled debt restructurings (TDRs). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and the Company is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.
At December 31, 2018 and 2017, the Company had 13 and 12 loans, respectively, with an aggregate balance of $8.0 million and $8.3 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At December 31, 2018, of the 13 loans classified as TDRs, 12 loans totaling $5.7 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status. At December 31, 2017, of the 12 loans classified as TDRs, 11 loans totaling $5.6 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status.

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
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for the Bank's classification of assets, the Bank regularly reviews the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2018 and 2017, the Company had classified assets (including OREO) totaling $84.5 million and $54.8 million, respectively. The total amount classified represented 0.79 percent and 0.53 percent of the Company’s total assets at December 31, 2018 and 2017, respectively.

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan and lease portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, the Company uses adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. The Company’s loan segmentation increased from 11 to 13 segments, with the addition of an Indirect Leverage Lending segment and a Warehouse FixNFlip segment.  Management concluded these products represented unique credit and risk characteristics to warrant separate segmentation. Additionally, management enhanced the methodology in the areas of qualitative adjustments, and performed an annual update of the loss emergence period. These updates were designed to be systematic, transparent, and repeatable. None of the updates and enhancements made to the ALLL methodology had a material impact on the reserve at December 31, 2018.
At December 31, 2018, the Company's ALLL was $62.2 million or 0.81 percent of total loans and leases, as compared to $49.3 million, or 0.74 percent of total loans and leases at December 31, 2017. The Company recorded $30.2 million, $13.7 million and $5.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016 to its provision for loan and lease losses. The increase in ALLL and provision for loan and lease losses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was mainly due to a $12.5 million increase in net charge offs during the year, 15.6 percent incremental growth in the loan and lease portfolio from the prior year, an increase in classified loans of 97.8 percent and methodology enhancements implemented throughout the year ended December 31, 2018, such as extension of look-back period, enhancements of qualitative adjustments and loan segmentation, and annual update of the loss emergence period. ALLL for loans and leases collectively evaluated for impairment at December 31, 2018 was $61.4 million, which represented 0.80 percent of the attributable loans and leases, as compared to $48.1 million, or 0.73 percent of attributable loans and leases at December 31, 2017. The ALLL for loans individually evaluated for impairment was $829 thousand at December 31, 2018 compared to $1.2 million at December 31, 2017. The Company held no unallocated ALLL at December 31, 2018 and 2017.
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
The increase in ALLL and provision for loan and lease losses for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly driven by a $4.5 million increase in net charge offs during the year, as well as 10 percent incremental growth in the loan and lease portfolio from the prior year.

The following table presents the risk categories for total loans and leases as of December 31, 2018:

	December 31, 2018
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$811,056	$10,966	$2,296	$—	$824,318
Other consumer	2,413	—	—	—	2,413
Total NTM loans	813,469	10,966	2,296	—	826,731
Traditional loans and leases:
Commercial:
Commercial and industrial	1,859,569	41,302	43,271	—	1,944,142
Commercial real estate	851,604	11,376	4,033	—	867,013
Multifamily	2,239,301	—	1,945	—	2,241,246
SBA	53,433	6,114	8,340	854	68,741
Construction	197,851	3,606	2,519	—	203,976
Lease financing	—	—	—	—	—
Consumer:
Single family residential mortgage	1,461,721	2,602	16,849	—	1,481,172
Other consumer	66,228	979	645	—	67,852
Total traditional loans and leases	6,729,707	65,979	77,602	854	6,874,142
Total loans and leases	$7,543,176	$76,945	$79,898	$854	$7,700,873
The following table presents the risk categories for total loans and leases as of December 31, 2017:

	December 31, 2017
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$800,589	$1,595	$1,171	$—	$803,355
Other consumer	3,578	—	—	—	3,578
Total NTM loans	804,167	1,595	1,171	—	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	1,651,628	33,376	16,947	—	1,701,951
Commercial real estate	713,131	—	4,284	—	717,415
Multifamily	1,815,601	540	—	—	1,816,141
SBA	72,417	1,555	4,621	106	78,699
Construction	182,960	—	—	—	182,960
Lease financing	13	—	—	—	13
Consumer:
Single family residential mortgage	1,240,866	2,282	9,146	—	1,252,294
Other consumer	98,030	422	4,549	—	103,001
Total traditional loans and leases	5,774,646	38,175	39,547	106	5,852,474
Total loans and leases	$6,578,813	$39,770	$40,718	$106	$6,659,407

The following table presents information regarding non-performing assets and activity in the ALLL for the periods indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Loans past due over 90 days or more still on accrual	$470	$—	$—	$—	$—
Non-accrual loans and leases	21,585	19,382	14,942	45,129	38,381
Total non-performing loans and leases	22,055	19,382	14,942	45,129	38,381
Other real estate owned	672	1,796	2,502	1,097	423
Total non-performing assets	$22,727	$21,178	$17,444	$46,226	$38,804
Allowance for loan and lease losses
Balance at beginning of year	$49,333	$40,444	$35,533	$29,480	$18,805
Charge-offs	(18,499)	(5,581)	(2,618)	(1,942)	(923)
Recoveries	1,143	771	2,258	526	1,235
Transfer of loans to held-for-sale	—	—	—	—	(613)
Provision for loan and lease losses	30,215	13,699	5,271	7,469	10,976
Balance at end of year	$62,192	$49,333	$40,444	$35,533	$29,480
Non-performing loans and leases to total loans and leases	0.29%	0.29%	0.25%	0.87%	0.97%
Non-performing assets to total assets	0.21%	0.21%	0.16%	0.56%	0.65%
Non-performing loans and leases to ALLL	35.46%	39.29%	36.94%	127.01%	130.19%
ALLL to non-performing loans and leases	281.99%	254.53%	270.67%	78.74%	76.81%
ALLL to total loans and leases	0.81%	0.74%	0.67%	0.69%	0.75%
Net charge-offs (recoveries) to average total loans and leases	0.25%	0.07%	0.01%	0.03%	(0.01)%
The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Loan breakdown by origination type:
Originated loans and leases	$7,105,171	$5,988,101	$4,943,549	$3,148,182	$1,921,527
Acquired loans not impaired at acquisition	595,702	671,306	927,422	1,128,503	1,416,118
Non-impaired seasoned SFR mortgage loan pools	—	—	21,955	194,978	364,580
Acquired with deteriorated credit quality	—	—	141,826	712,731	246,897
Total loans and leases	$7,700,873	$6,659,407	$6,034,752	$5,184,394	$3,949,122
ALLL breakdown by origination type:
Originated loans and leases	$61,255	$48,110	$38,531	$33,082	$26,551
Acquired loans not impaired at acquisition	937	1,223	1,703	2,245	2,906
Non-impaired seasoned SFR mortgage loan pools	—	—	106	—	—
Acquired with deteriorated credit quality	—	—	104	206	23
Total ALLL	$62,192	$49,333	$40,444	$35,533	$29,480
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$11,645	$14,943	$17,820	$21,366	$17,866
Non-impaired seasoned SFR mortgage loan pools	—	—	1,280	12,545	29,955
Acquired with deteriorated credit quality	—	—	22,454	68,372	55,865
Total discount	$11,645	$14,943	$41,554	$102,283	$103,686
Percentage of ALLL to:
Originated loans and leases	0.86%	0.80%	0.78%	1.05%	1.38%
Originated loans and leases and acquired loans not impaired at acquisition	0.81%	0.74%	0.69%	0.83%	0.88%
Total loans and leases:	0.81%	0.74%	0.67%	0.69%	0.75%

The following table presents the ALLL allocation among loans and leases portfolio as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
($ in thousands)	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans	ALLL Amount	Percentage of Loans to Total Loans
Commercial:
Commercial and industrial	$18,191	25.2%	$14,280	25.5%	$7,584	25.2%	$5,850	16.9%	$6,910	12.4%
Commercial real estate	6,674	11.3%	4,971	10.8%	5,467	12.1%	4,252	14.0%	3,840	25.3%
Multifamily	17,970	29.2%	13,265	27.3%	11,376	22.6%	6,012	17.5%	7,179	24.2%
SBA	1,827	0.9%	1,701	1.2%	939	1.2%	683	1.1%	335	0.9%
Construction	3,461	2.6%	3,318	2.7%	2,015	2.1%	1,530	1.1%	846	1.1%
Lease financing	—	—%	—	—%	6	0.1%	2,195	3.7%	873	2.2%
Consumer:
Single family residential mortgage	13,128	29.9%	10,996	30.9%	12,075	34.9%	13,854	43.5%	7,192	29.7%
Other consumer	941	0.9%	802	1.6%	982	1.8%	1,157	2.2%	2,305	4.2%
Unallocated	—		—		—		—		—
Total	$62,192	100.0%	$49,333	100.0%	$40,444	100.0%	$35,533	100.0%	$29,480	100.0%

Premises and equipment, net
Premises and equipment, net of accumulated depreciation totaled $129.4 million at December 31, 2018, a decrease of $6.3 million, or 4.6 percent, from $135.7 million at December 31, 2017. The decrease was primarily due to depreciation, disposals, and impairments of certain assets. The Company recognized depreciation expense of $10.9 million, $12.4 million and $11.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
During each of the years ended December 31, 2018 and 2017, the Company recorded an impairment loss of $2.0 million on previously capitalized software projects that were abandoned.
For additional information, see Note 6 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.
Servicing Rights
Total mortgage and SBA servicing rights were $3.4 million and $33.7 million at December 31, 2018 and 2017, respectively. The fair value of the MSRs amounted to $1.8 million and $31.9 million and the amortized cost of the SBA servicing rights was $1.7 million and $1.9 million at December 31, 2018 and 2017, respectively. The Company retains servicing rights from certain sales of SFR mortgage loans and SBA loans.
The aggregate principal balance of the loans underlying total MSRs and SBA servicing rights was $204.0 million and $96.4 million, respectively, at December 31, 2018 and $3.94 billion and $101.0 million, respectively, at December 31, 2017. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.87 percent and 1.72 percent, respectively, at December 31, 2018 as compared to 0.81 percent and 1.84 percent, respectively, at December 31, 2017.
During the first half of 2018, the Company sold $28.5 million of MSRs on approximately $3.55 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $30.1 million, subject to prepayment protection provision and standard representations and warranties. The sale of MSRs resulted in a net loss of $2.3 million for the year ended December 31, 2018, primarily related to transaction costs, provision for early repayments of loans, and expected repurchase obligations under standard representations and warranties.
The Company sold $37.8 million of MSRs as a part of discontinued operations during the three months ended March 31, 2017 and classified MSRs of $29.8 million as held-for-sale at December 31, 2017.
For additional information, see Note 7 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.
Goodwill and other intangible assets
The Company had goodwill of $37.1 million at December 31, 2018 and 2017. Goodwill was allocated between the Commercial Banking and Mortgage Banking segments using a relative fair value approach in connection with the Company's realignment of segment reporting at December 31, 2014. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2016. During the year ended December 31, 2017, the Company discontinued its mortgage banking operations and wrote off goodwill of $2.1 million, which was previously allocated to its Mortgage Banking segment, against the gain on disposal of discontinued operations.
The Company conducts its evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of August 31, 2018 and determined that no goodwill impairment existed.
The Company had core deposit intangibles of $6.3 million and $9.4 million at December 31, 2018 and 2017, respectively. Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2018, the weighted-average remaining amortization period for core deposit intangibles was approximately 5.3 years.
The Company recorded impairment on intangible assets of $0, $336 thousand, and $690 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. During the year ended December 31, 2017, the Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the year ended December 31, 2016, the Company ceased using the CS Financial trade name and wrote off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which the Bank acquired in 2013.
For additional information, see Note 9 to Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.

Alternative Energy Partnerships
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
($ in thousands)	2018	2017
Balance at beginning of period	$48,826	$25,639
New funding	—	55,377
Return of unused capital	(1,027)	—
Cash distribution from investments	(13,767)	(1,404)
Loss on investments using HLBV method	(5,044)	(30,786)
Balance at end of period	$28,988	$48,826
Unfunded equity commitments	$—	$50,084
The Company’s investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the year ended December 31, 2018, the Company recognized energy tax credits of $9.6 million, offset by $1.0 million of tax expenses from tax basis reduction in connection with new equipment being placed into service as well as income tax benefits of $1.4 million (based on a current effective tax rate of 27.4 percent, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application. During the year ended December 31, 2017, the Company recognized energy tax credits of $38.2 million, offset by $6.7 million of tax expense from tax basis reduction as well as income tax benefits of $12.1 million (based on a current effective tax rate of 39.5 percent, which excludes the foregoing energy tax credits and related deferred tax expense) related to the recognition of its loss through its HLBV application. The HLBV loss for the period is largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 20 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits
Total deposits were $7.92 billion at December 31, 2018, an increase of $623.7 million, or 8.6 percent, from $7.29 billion at December 31, 2017. The increase was mainly due to the Company's continuous efforts to build core deposits across the Company's business units, including strong growth from the community banking and private banking channel and increased brokered deposits. As a result, this is one of the factors that caused net interest margin to decline during the year ended December 31, 2018. Brokered deposits were $1.71 billion at December 31, 2018, an increase of $252.1 million, or 17.3 percent, from $1.46 billion at December 31, 2017. Brokered deposits represented 21.6 percent and 20.0 percent of total deposits at December 31, 2018 and 2017, respectively. The following table presents the composition of deposits as of December 31, 2018 and 2017:

	December 31,		Change
($ in thousands)	2018	2017	Amount	Percentage
Noninterest-bearing deposits	$1,023,360	$1,071,608	$(48,248)	(4.5)%
Interest-bearing demand deposits	1,556,410	2,089,016	(532,606)	(25.5)%
Money market accounts	873,153	1,146,859	(273,706)	(23.9)%
Savings accounts	1,265,847	1,059,628	206,219	19.5%
Certificates of deposit of $250,000 or less	2,388,592	1,365,452	1,023,140	74.9%
Certificates of deposit of more than $250,000	809,282	560,340	248,942	44.4%
Total deposits	$7,916,644	$7,292,903	$623,741	8.6%
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2018:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$802,233	$972,982	$243,390	$369,987	$2,388,592
Certificates of deposit of more than $250,000	358,935	99,321	168,844	182,182	809,282
Total certificates of deposit	$1,161,168	$1,072,303	$412,234	$552,169	$3,197,874
For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, to provide a source of liquidity, and to enhance its interest rate risk management. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank), as well as through unsecured federal funds lines with correspondent banks. The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.
FHLB advances totaled $1.52 billion and $1.70 billion, respectively, at December 31, 2018 and 2017. At December 31, 2018, $805.0 million of the Bank's advances from FHLB were fixed rate and had interest rates ranging from 1.61 percent to 3.32 percent with a weighted-average interest rate of 2.58 percent, and $715.0 million of the Bank's advances from FHLB were variable rate and had a weighted-average interest rate of 2.56 percent. At December 31, 2018 and 2017, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $4.05 billion and $2.90 billion, respectively, and securities with carrying values of $0 and $405.6 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $41.0 million and $48.7 million, respectively, at December 31, 2018 and 2017. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.35 billion at December 31, 2018.
The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2018 or 2017. On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that it maintained at Banc of California,

Inc. with an unaffiliated financial institution. The line had a maturity date of July 17, 2017. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
The Company entered into a new line of credit for $15.0 million on February 14, 2019, which bears interest at LIBOR plus 2% and is scheduled to mature on February 13, 2020.
For additional information, see Note 11 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

Long-Term Debt
The following table presents the Company's long-term debt as of the dates indicated:

	December 31,
	2018		2017
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,826)	$175,000	$(2,059)
Total	$175,000	$(1,826)	$175,000	$(2,059)
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
For additional information, see Note 12 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. Reserve for unfunded loan commitments totaled $4.6 million at December 31, 2018, an increase of $906 thousand, or 24.4 percent, from $3.7 million at December 31, 2017. The increase was primarily driven by higher balances in unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of period	$3,716	$2,385	$2,067
Provision for unfunded loan commitments	906	1,331	318
Balance at end of period	$4,622	$3,716	$2,385
Reserve for Loss on Repurchased Loans
When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company had the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company was the servicer and issuer of the pool. The Company maintains a reserve for losses on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Reserve for loss on repurchased loans totaled $2.5 million at December 31, 2018, a decrease of $3.8 million, or 60.3 percent, from $6.3 million at December 31, 2017. Approximately $1.5 million of the decrease was due to portfolio run-off and repurchase settlement activities.
Provisions added to the reserve for loss on repurchased loans are initially recorded against income from discontinued operations at the time of sale, and any subsequent increase or decrease in the provision is then recorded under noninterest expense on the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases. Initial provisions for loan repurchases were $126 thousand, $1.6 million and $3.9 million, respectively, and subsequent changes in the prevision were $(2.5) million, $(1.8) million and $(3.4) million, respectively, for the years ended December 31, 2018, 2017 and 2016.

The Company believes that all repurchase demands received were adequately reserved for at December 31, 2018. For additional information, see Note 14 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

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
Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sale of loans and investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits and collect deposits through its wholesale and treasury operations. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. At December 31, 2018, the Bank had $104.3 million available to pay dividends to Banc of California, Inc. without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. During the year ended December 31, 2018, the Bank paid dividends of $94.3 million to Banc of California, Inc. At December 31, 2018, Banc of California, Inc. had $25.3 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $391.6 million of cash and cash equivalents, which was 3.7 percent of total assets at December 31, 2018. The Company's cash and cash equivalents increased by $3.9 million, or 1.0 percent, from $387.7 million, or 3.8 percent of total assets, at December 31, 2017. The increase was mainly due to increases in deposits and a decrease in securities, partially offset by an increase in loans, a decrease in FHLB advances and redemption of the Company's Series C Preferred Stock. The Company also strategically decreased its securities portfolio to navigate a volatile rate environment by reducing overall duration by selling longer-duration and fixed rate mortgage-backed securities and corporate debt securities and continued allowing collateralized loan obligations to run off. All of these strategic actions were taken in order to expand core lending activities across the organization, while reducing risk on the Company's balance sheet.
At December 31, 2018, the Company had available unused secured borrowing capacities of $1.35 billion from FHLB and $60.6 million from Federal Reserve Discount Window, as well as $210.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at December 31, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company had unpledged securities available-for-sale of $1.83 billion at December 31, 2018. On June 30, 2017, the Company voluntarily terminated a line of credit of $75.0 million that was maintained at Banc of California, Inc. with an unaffiliated financial institution. The line originally had a maturity date of July 17, 2017. The Company had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of December 31, 2018, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments
The following table presents information as of December 31, 2018 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Commitments to extend credit	$290,937	$65,690	$172,796	$11,968	$40,483
Unused lines of credit	1,120,672	874,408	96,773	42,117	107,374
Standby letters of credit	9,827	7,084	2,246	102	395
Total commitments	$1,421,436	$947,182	$271,815	$54,187	$148,252
FHLB advances	$1,520,000	$840,000	$269,000	$91,000	$320,000
Long-term debt	175,000	—	—	—	175,000
Operating and capital lease obligations	31,220	7,051	11,057	5,345	7,767
Certificates of deposit	3,197,874	2,645,704	544,606	7,564	—
Total contractual obligations	$4,924,094	$3,492,755	$824,663	$103,909	$502,767
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC) as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of December 31, 2018, the Bank has paid $15.3 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.7 million as of December 31, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 26 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K for additional information.
The Company had unfunded commitments of $11.5 million, $8.8 million, and $501 thousand for Affordable Housing Fund Investment, SBIC, and Other Investments at December 31, 2018, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $945.5 million at December 31, 2018, a decrease of $66.8 million, or 6.6 percent, from $1.01 billion at December 31, 2017. The decrease was primarily the result of the redemption of the Company's Series C Preferred Stock for an aggregate amount of $40.3 million, cash dividends for common stock of $26.0 million, cash dividends for preferred stock of $19.5 million and $29.8 million of other comprehensive loss on securities available-for-sale due primarily to increases in market interest rates, partially offset by net income of $45.5 during the year ended December 31, 2018. For additional information, see Note 18 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
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
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule were phased in through January 1, 2019. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. For additional information on BASEL III capital rules, see Note 19 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well-Capitalized Requirements (Bank)
December 31, 2018
Total risk-based capital ratio	13.71%	15.71%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.77%	14.77%	6.00%	8.00%
Common equity tier 1 capital ratio	9.53%	14.77%	4.50%	6.50%
Tier 1 leverage ratio	8.95%	10.36%	4.00%	5.00%
December 31, 2017
Total risk-based capital ratio	14.56%	16.56%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.79%	15.78%	6.00%	8.00%
Common equity tier 1 capital ratio	9.92%	15.78%	4.50%	6.50%
Tier 1 leverage ratio	9.39%	10.67%	4.00%	5.00%

Pursuant to the Dodd-Frank Act and regulations adopted by the federal banking regulators, bank holding companies and banks with average total consolidated assets greater than $10 billion were required to conduct an annual “stress test” of capital and consolidated earnings and losses under the baseline, adverse and severely adverse scenarios provided by the federal banking regulators.  On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was signed into law, which amended portions of the Dodd-Frank Act and immediately raised the asset threshold for company-run stress testing from $10 billion to $100 billion for bank holding companies.  As a result, the Company is no longer subject to the Dodd-Frank Act company-run stress testing requirements.  On July 6, 2018, the federal banking regulators issued an interagency statement that banks with less than $100 billion in total consolidated assets, including the Bank, would not be required to comply with company-run stress testing requirements until November 25, 2019, at which time such banks will become exempt from company-run stress testing requirements under the Economic Growth Act.  In addition, the federal banking regulators have each proposed to amend their stress testing regulations consistent with the Economic Growth Act. The federal banking regulators noted in their July 6, 2018 interagency statement that the capital planning and risk management practices of banks with assets less than $100 billion will continue to be reviewed through the regular supervisory process.

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
As part of their procedures, the ALCOs regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity.

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at December 31, 2018 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
($ in thousands)	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
December 31, 2018
+200 bps	$1,175,333	$(83,587)	(6.6)%	$292,583	$2,781	1.0%
+100 bps	1,228,621	(30,299)	(2.4)%	292,044	2,242	0.8%
0 bp	1,258,920			289,802
-100 bps	1,255,710	(3,210)	(0.3)%	285,077	(4,725)	(1.6)%

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
December 31, 2018, 2017, and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Irvine, California
February 28, 2019

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$21,875	$20,117
Interest-earning deposits in financial institutions	369,717	367,582
Total cash and cash equivalents	391,592	387,699
Securities available-for-sale, carried at fair value	1,992,500	2,575,469
Loans held-for-sale, carried at fair value	7,690	66,603
Loans held-for-sale, carried at lower of cost or fair value	426	466
Loans and leases receivable	7,700,873	6,659,407
Allowance for loan and lease losses	(62,192)	(49,333)
Loans and leases receivable, net	7,638,681	6,610,074
Federal Home Loan Bank and other bank stock, at cost	68,094	75,654
Servicing rights, net	3,428	33,708
Other real estate owned, net	672	1,796
Premises, equipment, and capital leases, net	129,394	135,699
Bank owned life insurance	107,027	104,851
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	28,988	48,826
Deferred income taxes, net	49,404	31,074
Income tax receivable	2,695	8,739
Other intangible assets, net	6,346	9,353
Other assets	146,496	161,797
Assets of discontinued operations	19,490	38,900
Total Assets	$10,630,067	$10,327,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,023,360	$1,071,608
Interest-bearing deposits	6,893,284	6,221,295
Total deposits	7,916,644	7,292,903
Advances from Federal Home Loan Bank	1,520,000	1,695,000
Long-term debt, net	173,174	172,941
Reserve for loss on repurchased loans	2,506	6,306
Accrued expenses and other liabilities	72,209	140,575
Liabilities of discontinued operations	—	7,819
Total liabilities	9,684,533	9,315,544
Commitments and contingent liabilities	—	—
Preferred stock	231,128	269,071
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,755,398 shares issued and 50,172,018 shares outstanding at December 31, 2018; 51,666,725 shares issued and 50,083,345 shares outstanding at December 31, 2017	518	517
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at December 31, 2018 and 508,107 shares issued and outstanding December 31, 2017	5	5
Additional paid-in capital	625,834	621,435
Retained earnings	140,952	144,839
Treasury stock, at cost (1,583,380 common shares at December 31, 2018 and 2017)	(28,786)	(28,786)
Accumulated other comprehensive (loss) income, net	(24,117)	5,227
Total stockholders’ equity	945,534	1,012,308
Total liabilities and stockholders’ equity	$10,630,067	$10,327,852
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Interest and dividend income
Loans and leases, including fees	$329,272	$281,071	$281,868
Securities	83,567	99,742	79,527
Other interest-earning assets	9,957	8,377	8,449
Total interest and dividend income	422,796	389,190	369,844
Interest expense
Deposits	91,236	60,414	40,220
Federal Home Loan Bank advances	34,995	12,951	5,717
Securities sold under repurchase agreements	1,033	880	818
Long-term debt and other interest-bearing liabilities	9,456	10,755	12,744
Total interest expense	136,720	85,000	59,499
Net interest income	286,076	304,190	310,345
Provision for loan and lease losses	30,215	13,699	5,271
Net interest income after provision for loan and lease losses	255,861	290,491	305,074
Noninterest income
Customer service fees	6,315	6,492	5,147
Loan servicing income	3,720	1,025	633
Income from bank owned life insurance	2,176	2,339	2,341
Impairment loss on investment securities	(3,252)	—	—
Net gain on sale of securities available-for-sale	5,532	14,768	29,405
Net gain on sale of loans	1,932	11,942	35,895
Net loss on sale of mortgage servicing rights	(2,260)	—	—
Gain on sale of subsidiary	—	—	3,694
Gain on sale of business unit	—	—	2,629
Other income	9,752	8,104	18,886
Total noninterest income	23,915	44,670	98,630
Noninterest expense
Salaries and employee benefits	109,974	129,153	146,147
Occupancy and equipment	31,847	38,391	34,797
Professional fees	33,652	42,417	30,373
Outside service fees	4,667	5,840	6,989
Data processing	6,951	7,888	8,311
Advertising	12,664	5,313	6,894
Regulatory assessments	7,678	8,105	8,186
Loss on investments in alternative energy partnerships, net	5,044	30,786	31,510
Reversal of provision for loan repurchases	(2,488)	(1,812)	(3,352)
Amortization of intangible assets	3,007	3,928	4,851
Impairment on intangible assets	—	336	690
Restructuring expense	4,431	5,326	—
All other expense	15,358	32,597	27,819
Total noninterest expense	232,785	308,268	303,215
Income from continuing operations before income taxes	46,991	26,893	100,489
Income tax expense (benefit)	4,844	(26,581)	13,749
Income from continuing operations	42,147	53,474	86,740
Income from discontinued operations before income taxes (including net gain on disposal of $1,439 and $13,796 for the year ended December 31, 2018 and 2017, respectively)	4,596	7,164	48,917
Income tax expense	1,271	2,929	20,241
Income from discontinued operations	3,325	4,235	28,676
Net income	45,472	57,709	115,416
Preferred stock dividends	19,504	20,451	19,914
Impact of preferred stock redemption	2,307	—	—
Net income available to common stockholders	$23,661	$37,258	$95,502
Basic earnings per common share
Income from continuing operations	$0.38	$0.64	$1.36
Income from discontinued operations	0.07	0.08	0.61
Net income	$0.45	$0.72	$1.97
Diluted earnings per common share
Income from continuing operations	$0.38	$0.63	$1.34
Income from discontinued operations	0.07	0.08	0.60
Net income	$0.45	$0.71	$1.94
Basic earnings per class B common share
Income from continuing operations	$0.38	$0.64	$1.36
Income from discontinued operations	0.07	0.08	0.61
Net income	$0.45	$0.72	$1.97
Diluted earnings per class B common share
Income from continuing operations	$0.38	$0.64	$1.36
Income from discontinued operations	0.07	0.08	0.61
Net income	$0.45	$0.72	$1.97
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$45,472	$57,709	$115,416
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized (loss) gain arising during the period	(28,230)	10,068	11,140
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	12,845	—
Reclassification adjustment for gain included in net income	(3,906)	(8,644)	(17,187)
Reclassification adjustment for OTTI loss included in net income	2,296	—	—
Total change in unrealized (loss) gain on securities available-for-sale	(29,840)	14,269	(6,047)
Total other comprehensive (loss) income	(29,840)	14,269	(6,047)
Comprehensive income	$15,632	$71,978	$109,369
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income (loss):
Net income	—	—	—	—	115,416	—	—	115,416
Other comprehensive loss, net	—	—	—	—	—	—	(6,047)	(6,047)
Issuance of common stock	—	120	1	174,957	—	—	—	175,078
Issuance of preferred stock	120,255	—	—	—	—	—	—	120,255
Redemption of preferred stock	(41,934)	—	—	—	(66)	—	—	(42,000)
Issuance of common stock to Stock Employee Compensation Trust	—	25	—	(25)	—	—	—	—
Cash settlement of stock options	—	—	—	(359)	—	—	—	(359)
Stock-based compensation expense	—	—	—	11,947	—	—	—	11,947
Restricted stock surrendered due to employee tax liability	—	(3)	—	(4,433)	—	—	—	(4,436)
Tax effect from stock compensation plan	—	—	—	2,116	—	—	—	2,116
Shares purchased under Dividend Reinvestment Plan	—	—	—	233	(175)	—	—	58
Stock appreciation right dividend equivalents	—	—	—	—	(759)	—	—	(759)
Dividends declared ($0.49 per common share)	—	—	—	—	(23,521)	—	—	(23,521)
Preferred stock dividends	—	—	—	—	(19,914)	—	—	(19,914)
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)	$(9,042)	$980,239
Comprehensive income:
Net income	—	—	—	—	57,709	—	—	57,709
Other comprehensive income, net	—	—	—	—	—	—	14,269	14,269
Issuance of common stock	—	4	3	(7)	—	—	—	—
Cancellation of common stock for termination of Stock Employee Compensation Trust	—	(25)	—	25	—	—	—	—
Exercise of stock options	—	3	—	1,756	—	284	—	2,043
Stock-based compensation expense	—	—	—	12,134	—	—	—	12,134
Restricted stock surrendered due to employee tax liability	—	(2)	—	(6,822)	—	—	—	(6,824)
Shares purchased under Dividend Reinvestment Plan	—	—	—	123	(181)	—	—	(58)
Stock appreciation right dividend equivalents	—	—	—	—	(811)	—	—	(811)
Dividends declared ($0.52 per common share)	—	—	—	—	(25,942)	—	—	(25,942)
Preferred stock dividends	—	—	—	—	(20,451)	—	—	(20,451)
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227	$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—	496	—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	5,723	1,012,308
Comprehensive income:
Net income	—	—	—	—	45,472	—	—	45,472
Other comprehensive loss, net	—	—	—	—	—	—	(29,840)	(29,840)
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(37,943)	—	—	—	(2,307)	—	—	(40,250)
Stock-based compensation expense	—	—	—	6,565	—	—	—	6,565
Restricted stock surrendered due to employee tax liability	—	(1)	—	(2,365)	—	—	—	(2,366)
Shares purchased under Dividend Reinvestment Plan	—	—	—	201	(254)	—	—	(53)
Stock appreciation right dividend equivalents	—	—	—	—	(811)	—	—	(811)
Dividends declared ($0.52 per common share)	—	—	—	—	(25,987)	—	—	(25,987)
Preferred stock dividends	—	—	—	—	(19,504)	—	—	(19,504)
Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)	$945,534
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$45,472	$57,709	$115,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	30,215	13,699	5,271
Provision for unfunded loan commitments	906	1,331	318
Reversal of provision for loan repurchases	(2,488)	(1,812)	(3,352)
Depreciation on premises and equipment	10,878	12,425	11,680
Amortization of intangible assets	3,007	3,928	4,851
Amortization of debt issuance cost	233	247	704
Net amortization (accretion) of premium and discount on securities	1,213	(2,432)	1,206
Net accretion of deferred loans cost and fees	(612)	(1,318)	(1)
Accretion of discounts on purchased loans	(637)	(4,808)	(36,800)
Deferred income tax (benefit) expense	(5,911)	(30,372)	5,613
Bank owned life insurance income	(2,176)	(2,339)	(2,341)
Share-based compensation expense	6,565	12,134	11,947
Loss on investments in alternative energy partnerships	5,044	30,786	31,510
Impairment on intangible assets	—	336	690
Impairment on capitalized software projects	1,975	1,957	595
Debt redemption costs	—	—	2,737
Net revenue on mortgage banking activities	(428)	(42,889)	(167,024)
Net gain on sale of loans	(1,932)	(11,942)	(35,895)
Net gain on sale of securities available for sale	(5,532)	(14,768)	(29,405)
Impairment loss on investment securities	3,252	—	—
Loss from change of fair value on mortgage servicing rights	1,533	17,051	17,729
(Gain) loss on sale or disposal of property and equipment	(1,741)	1,070	122
Loss on sale of mortgage servicing rights	2,260	—	—
Gain on sale of subsidiary	—	—	(3,694)
Gain on sale of business unit	—	—	(2,629)
Net gain on disposal of discontinued operations	(1,439)	(13,796)	—
Repurchase of mortgage loans	(12,666)	(31,913)	(40,822)
Originations of loans held-for-sale from mortgage banking	—	(1,533,889)	(5,135,046)
Originations of other loans held-for-sale	(5,839)	(97,156)	(614,596)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage (1)	25,216	1,961,275	5,279,187
Proceeds from sales of and principal collected on other loans held-for-sale	7,037	302,695	615,437
Change in accrued interest receivable and other assets	24,860	2,604	(43,200)
Change in accrued interest payable and other liabilities (1)	(5,262)	(66,802)	27,905
Net cash provided by operating activities	123,003	563,011	18,113
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	417,870	981,481	4,096,453
Proceeds from maturities and calls of securities available-for-sale	607,601	518,978	51,550
Proceeds from principal repayments of securities available-for-sale	43,378	43,936	95,556
Proceeds from maturities and calls of securities held-to-maturity	—	143,505	78,050
Purchases of securities available-for-sale	(521,575)	(962,390)	(5,723,578)
Net cash provided by disposal of discontinued operations	—	56,123	—
Proceeds from sale of subsidiary	—	—	259
Proceeds from sale of business unit	—	—	246,957
Loan originations and principal collections, net	(1,374,702)	(1,128,172)	(1,778,994)
Purchase of loans and leases	(59,481)	—	(182,231)
Redemption of Federal Home Loan Bank stock	66,710	29,612	38,988
Purchase of Federal Home Loan Bank and other bank stocks	(59,150)	(37,424)	(47,798)
Proceeds from sale of loans held-for-sale/held-for-investment	376,837	605,502	930,342
Net change in time deposits in financial institutions	—	1,000	500
Proceeds from sale of other real estate owned	1,795	3,508	1,737
Proceeds from sale of mortgage servicing rights	30,056	1,496	5
Proceeds from sale of premises and equipment	4,193	2,663	28
Additions to premises and equipment	(9,001)	(15,323)	(44,683)
Payments of capital lease obligations	(463)	(1,434)	(954)
Funding of equity investment	(6,361)	(35,826)	(23,324)
Net decrease (increase) in investments in alternative energy partnerships	12,547	(55,377)	(57,149)
Net cash (used in) provided by investing activities	(469,746)	151,858	(2,318,286)
Cash flows from financing activities:
Net increase (decrease) in deposits	623,741	(1,849,247)	2,839,065
Net (decrease) increase in short-term Federal Home Loan Bank advances	(430,000)	805,000	(390,000)
Repayment of long-term Federal Home Loan Bank advances	(125,000)	(100,000)	(50,000)
Proceeds from long-term Federal Home Loan Bank advances	380,000	500,000	—
Net (decrease) increase in other borrowings	—	(68,000)	68,000
Net proceeds from issuance of common stock	—	—	175,078
Net proceeds from issuance of preferred stock	—	—	120,255
Redemption of preferred stock	(40,250)	—	(42,000)
Payment of junior subordinated amortizing notes	—	(2,684)	(5,078)
Redemption of senior notes	—	—	(84,750)
Cash settlements of stock options	—	—	(359)
Proceeds from exercise of stock options	—	2,043	—
Restricted stock surrendered due to employee tax liability	(2,366)	(6,824)	(4,436)
Dividend equivalents paid on stock appreciation rights	(810)	(810)	(742)
Dividends paid on preferred stock	(21,954)	(20,451)	(19,630)
Dividends paid on common stock	(32,725)	(25,707)	(21,844)
Net cash provided by (used in) financing activities	350,636	(766,680)	2,583,559
Net change in cash and cash equivalents	3,893	(51,811)	283,386
Cash and cash equivalents at beginning of year	387,699	439,510	156,124
Cash and cash equivalents at end of year	$391,592	$387,699	$439,510
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$130,793	$81,805	$59,380
Income taxes paid	8,324	11,318	42,377
Income taxes refunds received	4,532	14,119	1
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	672	3,086	3,269
Transfer of loans held-for-investment to loans held-for-sale	376,995	593,977	191,666
Transfer of loans held-for-sale to loans held-for-investment	—	88,591	7,115
Reclassification of securities held-to-maturity to securities available-for-sale	—	740,863	—
Equipment acquired under capital leases	82	1,452	16
Reclassification of stranded tax effects to retained earnings	496	—	—
Receivable on unsettled securities sales	—	5,559	—
Due on unsettled securities purchases	—	—	50,149
Loans sold to Ginnie Mae that are subject to a repurchase option	—	65,998	16,513

(1)	The Company made certain immaterial reclassification adjustments within operating activities during the years ended December 31, 2017 and 2016.
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 32 banking offices, serving San Diego, Los Angeles, Santa Barbara, and Orange counties in California as of December 31, 2018.
Basis of Presentation: The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles, which we may refer to as "GAAP" and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
Discontinued Operations: During the year ended December 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with ASC 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that will be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented.
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

Variable Interest Entities: The Company holds ownership interests in certain special purpose entities. The Company evaluates its interest in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest the Company holds could be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company analyzes whether the Company is the primary beneficiary of VIE on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 20 for additional information.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank and other financial institutions, and federal funds sold with original maturities less than 90 days.
Time Deposits in Financial Institutions: Time deposits in financial institutions have original maturities over 90 days and are carried at cost.
Investment Securities: Investment securities are classified at the time of purchase as available-for-sale, held-to-maturity or held-for-trading. The Company had no investment securities classified as held-to-maturity or held-for-trading at December 31, 2018 and 2017. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value with unrealized holding gains and losses. Unrealized holding gains and losses, net of taxes, and OTTI, net of taxes, reported in AOCI on the Consolidated Statements of Financial Condition.
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

Federal Home Loan Bank and Federal Reserve Bank Stock: The Bank is a member of the FHLB and Federal Reserve Bank system. Members are required to own a certain amount of FHLB and Federal Reserve Bank stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and Federal Reserve Bank stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported on the Consolidated Statements of Operations under Interest and Dividend Income from Other Interest-Earning Assets.
Loans Held-For-Sale, Carried at Fair Value: Loans held for sale, carried at fair value, are conforming SFR mortgage loans that are originated and intended for sale in the secondary market, repurchased loans that were previously sold to Ginnie Mae and other GSEs, and loans sold to Ginnie Mae that are delinquent more than 90 days and subject to a unilateral purchase option by the Company. The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of Ginnie Mae loan pools, and loans sold to Ginnie Mae that are delinquent more than 90 days and subject to a unilateral purchase option by the Company, which are valued based on an internal model.
Loans Held-for-Sale, Carried at Lower of Cost or Fair Value: The Company records non-conforming jumbo mortgage loans held-for-sale and certain commercial loans held-for-sale at the lower of cost or fair value, on an aggregate basis. Deferred loan origination fees and costs or purchase discounts or premiums included in the carrying value of the loans are not amortized and are included in the determination of gains or losses from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income. When the Company changes its intent to hold loans for investment, the loans are transferred to held-for-sale at lower of cost or fair value on the transfer date and amortization of deferred fees and costs or purchase discounts or premiums is ceased. If a determination is made that a loan held-for-sale cannot be sold in the foreseeable future, it is held-for-investment at lower of cost or fair value on the transfer date.
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

A loan or lease is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company measures expected credit losses on all impaired loans and leases individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and estimated cash flows expected to be collected. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Loans for which the terms have been modified by granting a concession that normally would not be provided and where the borrower is experiencing financial difficulties are considered TDRs and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The impairment amount on a collateral dependent loan is generally charged-off to the ALLL, and the impairment amount on a loan that is not collateral dependent is set-up as a specific reserve. TDRs are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.
At December 31, 2018, the following loan and lease portfolio segments have been identified:

•	Commercial and industrial (general commercial and industrial, warehouse lending, and direct leveraged lending)

•	Commercial real estate

•	Multifamily

•	SBA

•	Construction

•	SFR - 1st deeds of trust (general SFR mortgage and other)

•	Indirect Leverage Lending

•	Warehouse FixNFlip

•	Other consumer (HELOC and other)
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
Green Loans are also considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular AVMs of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the property values have declined to levels less than the original LTV ratios, or other levels deemed prudent by the Company, the Company may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.
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
Other Real Estate Owned: OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged off against the ALLL. A valuation allowance is established for any subsequent declines in fair value less estimated selling costs and adjusted as applicable. Gains and losses on the sale of OREO and reductions in fair value subsequent to foreclosure, and any subsequent operating expenses or income of such properties are included in All Other Expense on the Consolidated Statements of Operations.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value.
Premises, Equipment, and Capital Leases: Land is carried at cost. Premises and equipment are recorded at cost less accumulated depreciation. The straight-line method is used for depreciation with the following estimated useful lives: building - 40 years and leasehold improvements - life of lease, and furniture, fixtures, and equipment - 3 to 7 years. Maintenance and repairs are expensed as incurred and improvements that extend the useful lives of assets are capitalized.
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
The Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and such changes are included within Net Revenue on Mortgage Banking Activities on the Statements of Operations of discontinued operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently the Company does not hedge the effects of changes in fair value of its servicing assets. At December 31, 2018, MSRs of $66 thousand were classified as held-for-sale and valued based on a market bid adjusted for estimated early payoffs and paydowns.
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
The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees is reflected as interest-only strip receivables. Interest-only strip receivables are carried at fair value, with unrealized gains and losses recorded on the Consolidated Statements of Operations. The Company had no interest-only strip receivables at December 31, 2018 and 2017.
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

Affordable Housing Fund Investment: The Company has invested in limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company accounts for these investments under the proportional amortization method. The Company’s ownership in each limited partnership varies from 8 percent to 23 percent. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
As part of the 2017 Tax Cuts and Jobs Act, investments accounted for under the proportional amortization method are required to be tested for impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. Impairment is measured as the difference between the investment’s carrying amount and its fair value.
Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value, less selling costs. For impairment purposes, fair value is determined utilizing market values of similar assets or replacement cost as applicable.
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
Stock-Based Compensation: Compensation cost is recognized for stock options, restricted stock awards and units, and stock appreciation rights issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and stock appreciation rights, while the market price of the Company’s voting common stock at the date of grant is used for restricted stock awards and units. Generally, compensation cost is recognized over the required service period, defined as meeting performance goals and the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost reflects estimated forfeitures, adjusted as necessary for actual forfeitures.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence on a quarterly basis, including the reversal of its taxable temporary differences, the existence of its historical earnings, the amounts of future projected earnings as well as the tax expiration periods of its income tax credits.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2015. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2014; other state income and franchise tax statutes of limitations vary by state.
Tax positions that are uncertain but meet a more-likely-than-not, recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.
The Company early adopted ASU 2018-02 effective January 1, 2018. As a result of the adoption, the Company reclassifies stranded tax effects from accumulated other comprehensive income to retained earnings in which the effect of changes in corporate income tax rates related to Tax Cuts and Jobs Act of 2017 was recorded.
Earnings Per Common Share: Earnings per common share is computed under the two-class method. Basic EPS is computed by dividing net income allocated to common stockholders by the weighted-average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units (see the discussion of the tangible equity units in Note 18). Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, preferred stock redemption, and warrants to purchase common stock. Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in stock-based payment transactions that contain rights to receive non-forfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are recognized as a separate component of stockholders’ equity.
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
The Company has sold financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to GSEs through the Company's mortgage banking activities and other individual or portfolio loans and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.
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
Loss Contingencies: Loss contingencies, including claims and legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders.

Fee Revenue: Generally, fee revenue from deposit service charges and loans is recognized when earned, except where collection is uncertain, in which case revenue is recognized when received. As ASC 606 become effective in 2018, the Company has evaluated the accounting impact of adopting this guidance. The scope of this guidance explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments such as loans, leases, and securities. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are within the scope of this guidance. The Company identified and reviewed revenue streams within the scope of this guidance, including escrow fees, trust and fiduciary fees, deposit service fees, debit card fees, investment commissions, and gains on sales of OREO, which represent a significant portion of the Company’s noninterest income that falls into the scope of this guidance. Based on its review, the Company determined that this guidance did not require significant changes to the manner in which income from those revenue streams within the scope of ASC 606 is currently recognized.
Marketing Costs: Marketing costs are expensed as incurred.
Adopted Accounting Pronouncements: During the year ended December 31, 2018, the following pronouncements applicable to the Company were adopted:
In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The model is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The Update, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14, is effective for interim and annual periods beginning after December 15, 2017. The Company’s revenue streams primarily consist of net interest income and noninterest income. The scope of this Update explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments, such as loans, leases, and securities. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are within the scope of this Update. The Company evaluated the accounting impact of adopting this guidance based on the following “Five-step Model” prescribed in ASC 606:

1.	identify the contract;

2.	identify the performance obligation in the contract;

3.	determine the transaction price;

4.	allocate the transaction price to the performance obligation; and

5.	recognize revenue when (or as) the performance obligation is satisfied.
The Company identified and reviewed the revenue streams within the scope of the Update, including escrow fees, trust and fiduciary fees, deposit service fees, debit card fees, investment commissions, gains on sales of OREO, referral fees, and income from joint marketing with a certain credit card company. The Company determined that the new guidance will not require significant changes to the manner in which income from those revenue streams is currently recognized. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements. However, the Company has enhanced its processes to identify contracts within the scope of Topic 606 and apply the Five-step Model to determine how revenue should be recognized. The Company adopted this Update and its related amendments effective January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 24 for additional information.
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
In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting (Topic 718): Scope of Modification Accounting.” This Update provides guidance on when changes to the terms or conditions of a share-based payment award are to be accounted for as modifications. Under the new guidance, entities are not required to apply modification accounting to a share-based payment award when the award’s fair value, vesting conditions, and classification as an entity or a liability instrument remain the same after the change. The new guidance was effective for all entities beginning after December 15, 2017, including interim periods within the fiscal year. Upon adoption, the guidance was applied prospectively to awards modified on or after the adoption date. Adoption of the new guidance had no impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02. "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This Update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company early adopted this Update during the three months ended March 31, 2018 and reclassified its stranded tax effect in accumulated other comprehensive income that resulted from the change in the U.S. federal corporate tax rate to retained earnings.
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

Recent Accounting Guidance Not Yet Effective
In February 2016, the FASB established Topic 842, "Leases", by issuing Accounting Standards Update (ASU) No. 2016-02, which impacts our accounting for leases as a lessee. Topic 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.
For lessees, the new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
For lessors, a lease is a sales-type lease if any one of five criteria are met, each of which indicates that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.
The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either its effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We will elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We will not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
As a lessee, we expect that this standard will have a material effect on our financial statements. We believe the most significant effects to the adoption of the new standard relate to the recognition of ROU assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures regarding our leasing activities. We do not expect significant changes in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities ranging from $23.0 million to $25.0 million, with corresponding ROU assets of the same or less amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. As a result, our capital ratios will be negatively impacted ranging from 2 to 5 basis points.
For lessees, the new standard also provides practical expedients for an entity’s ongoing accounting. Accordingly, as a lessee, we will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also will elect the practical expedient to not separate lease and non-lease components for all of our leases.
As a lessor, the new standard will not have a material effect on our financial statements and do not expect significant changes in our leasing activities between now and adoption. We believe all of our leases will continue to be classified as operating leases under the new standard.
For lessors, while the new standard identifies common area building maintenance as a non-lease component of our real estate lease contracts, we will apply the practical expedient to account for our real estate leases and associated common area maintenance service components as a single, combined operating lease component. Consequently, the new standard’s changed guidance on contract components will not affect our financial reporting.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available as of the fiscal year beginning after December 15, 2018. Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the current expected credit loss (“CECL”) model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. We have established a working group under the direction of the CECL Committee composed of our Chief Financial Officer, Chief Credit Officer, Chief Risk Officer and Chief Accounting Officer. The Company has engaged a third-party vendor to assist in the CECL calculation and has developed an internal governance framework to oversee the CECL implementation. Other significant CECL implementation matters in process and being addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information which will be reverted to, documenting the CECL estimation process, assessing the impact to internal controls over financial reporting, capital planning and seeking process approval from audit and regulatory stakeholders.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The adoption of ASU 2018-13 is not expected to significantly impact the Company's consolidated financial statements.

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
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential (SFR) mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency SFR mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that were sold or settled separately within one year, is classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional agency SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the consolidated financial statements as they remain part of the Company’s ongoing operations.
The specific assets acquired by Caliber include, among other things, the leases relating to the Company’s dedicated mortgage loan origination offices and rights to certain portions of the Company’s unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. The Company received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Additionally, the Company could receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. During the year ended December 31, 2018 and 2017, the Company recognized an earn-out of $2.8 million and $1.1 million, respectively. Since the completion of the transaction, the Company has recognized a total earn-out of $4.0 million in Income from Discontinued Operations on the Consolidated Statements of Operations. Caliber retains an option to buy out the future earn-out payable to the Company for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber pays the buyout amount.

Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. During the year ended December 31, 2018 and 2017, the Company recorded $1.4 million and $13.8 million, respectively, to net gain on disposal of discontinued operations. Net gain on disposal of discontinued operations recognized in the first half of 2018 was primarily the result of the release of $1.0 million in liability for estimated discretionary incentive compensation payments to certain employees transferred to Caliber as the amount paid was less than the accrued liability. During the two years ended December 31, 2018, the entire transaction has resulted in a net gain on disposal of $15.2 million.
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
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

	Year Ended December, 31
($ in thousands)	2018	2017	Total Net Gain on Disposal After Completion of Sale
Proceeds from the transaction	$—	$63,054	$63,054
Compensation expense related to the transaction	1,003	(3,500)	(2,497)
Other transaction costs	436	(3,431)	(2,995)
Net cash proceeds	1,439	56,123	57,562
Book value of certain assets sold	—	(2,455)	(2,455)
Book value of MSRs sold	—	(37,772)	(37,772)
Goodwill	—	(2,100)	(2,100)
Net gain on disposal	$1,439	$13,796	$15,235
The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:
Statements of Financial Condition of Discontinued Operations

	December 31,
($ in thousands)	2018	2017
ASSETS
Loans held-for-sale, carried at fair value (1)	$19,490	$38,696
Loans held-for-sale, carried at lower of cost or fair value	—	—
Servicing rights carried at fair value	—	—
Premises, equipment, and capital leases, net	—	—
Goodwill	—	—
Other assets	—	204
Assets of discontinued operations	$19,490	$38,900
LIABILITIES
Accrued expenses and other liabilities (1)	$—	$7,819
Liabilities of discontinued operations	$—	$7,819

(1)
Includes $0 and $7.1 million of GNMA loans, respectively, that were delinquent more than 90 days and subject to a repurchase option by the Company at December 31, 2018 and 2017, respectively. As such, the Company is deemed to have regained control over those previously transferred assets and has re-recognized them with an offsetting liability recognized in Accrued Expenses and Other Liabilities in the Statements of Financial Condition of Discontinued Operations, as a secured borrowing. Because the Company intends to exercise its option to repurchase and sell them within one year, they have been classified as part of discontinued operations.

Statements of Operations of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Interest income
Loans, including fees	$665	$7,052	$15,128
Total interest income	665	7,052	15,128
Noninterest income
Net gain on disposal	1,439	13,796	—
Loan servicing income	—	1,551	4,752
Net revenue on mortgage banking activities	428	42,889	167,024
All other income	2,200	1,871	1,474
Total noninterest income	4,067	60,107	173,250
Noninterest expense
Salaries and employee benefits	20	38,374	111,771
Occupancy and equipment	—	3,964	10,972
Professional fees	—	2,546	920
Outside Service Fees	—	5,625	6,063
Data processing	8	687	2,522
Advertising	—	1,357	3,846
Restructuring expense	—	3,794	—
All other expenses	108	3,648	3,367
Total noninterest expense	136	59,995	139,461
Income from discontinued operations before income taxes	4,596	7,164	48,917
Income tax expense	1,271	2,929	20,241
Income from discontinued operations	$3,325	$4,235	$28,676
Statements of Cash Flows of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Net cash provided by (used in) operating activities	$14,916	$365,045	$(19,757)
Net cash provided by investing activities	—	56,123	—
Net cash provided by (used in) discontinued operations	$14,916	$421,168	$(19,757)

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and the Company determines which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. The Company follows established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at December 31, 2018 and 2017.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of Ginnie Mae loan pools that become severely delinquent which are valued based on an internal model. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans were re-recognized at fair value and offset by a secured borrowing, as the loans were still legally owned by GNMA but failed sale accounting treatment under GAAP due to the repurchase option. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest. As of December 31, 2018, there were no loans delinquent more than 90 days and eligible to be repurchased out of GNMA loan pools. GNMA loans delinquent more than 90 days were subject to a repurchase option that was eliminated as a result of the sale of the related MSRs to third parties during 2018. As of December 31, 2017, loans eligible to be repurchased out of GNMA loan pools of $66.0 million were classified as Level 3.
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
Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for these MSRs. Generally, the value is estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At December 31, 2018 and 2017, MSRs valued based on a third party provider's valuation were $1.7 million and $2.1 million, respectively. At December 31, 2018 and 2017, MSRs held-for-sale of $66 thousand and $29.8 million, respectively, were valued based on a market bid adjusted for early payoffs and paydowns and included as Level 3.
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$910	$—	$910	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	437,442	—	437,442	—
Non-agency residential mortgage-backed securities	427	—	427	—
Non-agency commercial mortgage-backed securities	132,199	—	132,199	—
Collateralized loan obligations	1,421,522	—	1,421,522	—
Loans held-for-sale, carried at fair value (1)	27,180	—	2,140	25,040
Mortgage servicing rights (2)	1,770	—	—	1,770
Derivative assets:
Interest rate swaps and caps (3)	1,534	—	1,534	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (4)	1,600	—	1,600	—

(1)
Includes loans held-for-sale carried at fair value of $19.5 million ($2.1 million at Level 2 and $17.4 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net on the Consolidated Statements of Financial Condition

(3)	Included in Other Assets on the Consolidated Statements of Financial Condition

(4)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets
Securities available-for-sale:
SBA loan pools securities	$1,058	$—	$1,058	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	476,929	—	476,929	—
Non-agency residential mortgage-backed securities	756	—	756	—
Non-agency commercial mortgage-backed securities	310,511	—	310,511	—
Collateralized loan obligations	1,702,318	—	1,702,318	—
Corporate debt securities	83,897	—	83,897	—
Loans held-for-sale, carried at fair value (1)	105,299	—	6,359	98,940
Mortgage servicing rights (2)	31,852	—	—	31,852
Derivative assets
Interest rate swaps and caps (3)	1,005	—	1,005	—
Liabilities
Derivative liabilities
Interest rate swaps and caps (4)	1,033	—	1,033	—

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Mortgage servicing rights
Balance at beginning of period (1)	$31,852	$76,121	$49,939
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment (4)	(1,155)	(10,240)	(5,709)
Additions	—	12,127	49,293
Sales, paydowns, and other (2)	(28,927)	(46,156)	(17,402)
Balance at end of period	$1,770	$31,852	$76,121
Loans repurchased or eligible to be repurchased from Ginnie Mae Loan Pools (3)
Balance at beginning of period	$98,940	$58,260	$18,291
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment (5)	(1,378)	(781)	216
Additions	23,678	117,215	51,123
Sales, settlements, and other (6)	(96,200)	(75,754)	(11,370)
Balance at end of period	$25,040	$98,940	$58,260

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition, of $0, $37.7 million, and $22.9 million, respectively, for the years ended December 31, 2018, 2017 and 2016 in balance at beginning of period.

(2)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the year ended December 31, 2017.

(3)
Includes loans repurchased from Ginnie Mae loan pools of discontinued operations, which is included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition, of $32.3 million, $58.3 million and $18.3 million, respectively, in balance at beginning of period, and $17.3 million, $32.3 million and $58.3 million, respectively, in balance at end of period for the years ended December 31, 2018, 2017 and 2016.

(4)	Included in Loan Servicing Income in the Consolidated Statements of Operations.

(5)	Included in Net Gain on Sale of Loans in the Consolidated Statements of Operations.

(6)
Included in sales, settlements and other are $66.0 million of GNMA loans subject to repurchase option that were derecognized when the associated mortgage servicing rights were sold during the year ended December 31, 2018.

Loans repurchased or eligible to be repurchased from Ginnie Mae loan pools had aggregate unpaid principal balances of $25.5 million and $99.7 million at December 31, 2018 and 2017, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at December 31, 2018 and 2017:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2018
Mortgage servicing rights (1)	$3,362	Discounted cash flow	Discount rate	9.50% to 13.00% (11.27%)
			Prepayment rate	8.00% to 66.34% (12.67%)
December 31, 2017
Mortgage servicing rights (1)	$3,915	Discounted cash flow	Discount rate	8.50% to 13.00% (10.87%)
			Prepayment rate	8.00% to 49.97% (12.49%)

(1)
Excludes MSRs held-for-sale of $66 thousand and $29.8 million, respectively, which were valued based on a market bid adjusted for expected obligations arising from standard representations and warranties at December 31, 2018 and 2017.

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at December 31, 2018 and 2017 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	December 31,
	2018			2017
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$7,690	$7,906	$(216)	$66,603	$67,415	$(812)
Non-accrual loans (1)	2,427	2,538	(111)	60,999	61,900	(901)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$19,490	$20,027	$(537)	$38,696	$39,541	$(845)
Non-accrual loans (2)	8,430	8,496	(66)	24,073	24,297	(224)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—

(1)	Includes loans guaranteed by the U.S. government of $1.6 million and $54.2 million, respectively, at December 31, 2018 and 2017.

(2)	Includes loans guaranteed by the U.S. government of $7.6 million and $20.7 million, respectively, at December 31, 2018 and 2017.
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

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Net gains (losses) from fair value changes
Net gain (loss) on sale of loans (continuing operations)	$204	$(170)	$29
Net revenue on mortgage banking activities (discontinued operations)	159	(288)	7,365
Changes in fair value due to instrument-specific credit risk were insignificant for the years ended December 31, 2018, 2017 and 2016. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations on the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans and Leases: The fair value of impaired loans and leases with specific allocations of the ALLL based on collateral values is generally based on recent real estate appraisals and AVMs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
Other Real Estate Owned Assets: OREO assets initially are recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification due to the unobservable inputs used for determining fair value. Only OREO assets with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO assets of $53 thousand, $236 thousand and $31 thousand, respectively, for the years ended December 31, 2018, 2017 and 2016 in All Other Expense on the Consolidated Statements of Operations.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets
Impaired loans:
SBA	$226	—	—	$226
December 31, 2017
Assets
Impaired loans:
SBA	174	—	—	174
Other real estate owned:
Single family residential	1,415	—	—	1,415
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Impaired loans:
Single family residential mortgage	$(115)	$(164)	$—
Commercial real estate	(1,752)	—	—
SBA	(1,048)	(200)	—
Other consumer	(141)	(29)	—
Other real estate owned:
Single family residential	229	(284)	(235)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets
Cash and cash equivalents	$391,592	$391,592	$—	$—	$391,592
Securities available-for-sale	1,992,500	—	1,992,500	—	1,992,500
Federal Home Loan Bank and other bank stock	68,094	—	68,094	—	68,094
Loans held-for-sale (1)	27,606	—	2,566	25,040	27,606
Loans and leases receivable, net of allowance	7,638,681	—	—	7,513,910	7,513,910
Accrued interest receivable	38,807	38,807	—	—	38,807
Derivative assets	1,534	—	1,534	—	1,534
Financial liabilities
Deposits	7,916,644	—	—	7,689,324	7,689,324
Advances from Federal Home Loan Bank	1,520,000	—	1,517,761	—	1,517,761
Long-term debt	173,174	—	174,059	—	174,059
Derivative liabilities	1,600	—	1,600	—	1,600
Accrued interest payable	13,253	13,253	—	—	13,253
December 31, 2017
Financial assets
Cash and cash equivalents	$387,699	$387,699	$—	$—	$387,699
Securities available-for-sale	2,575,469	—	2,575,469	—	2,575,469
Federal Home Loan Bank and other bank stock	75,654	—	75,654	—	75,654
Loans held-for-sale (2)	105,765	—	6,866	98,940	105,806
Loans and leases receivable, net of allowance	6,610,074	—	—	6,601,767	6,601,767
Accrued interest receivable	35,355	35,355	—	—	35,355
Derivative assets	1,005	—	1,005	—	1,005
Financial liabilities
Deposits	7,292,903	—	—	7,063,613	7,063,613
Advances from Federal Home Loan Bank	1,695,000	—	1,695,039	—	1,695,039
Long-term debt	172,941	—	180,560	—	180,560
Derivative liabilities	1,033	—	1,033	—	1,033
Accrued interest payable	7,321	7,321	—	—	7,321

(1)	Includes loans held-for-sale carried at fair value of $19.5 million ($2.1 million at Level 2 and $17.4 million at Level 3) of discontinued operations.

(2)	Includes loans held-for-sale carried at fair value of $38.7 million ($6.4 million at Level 2 and $32.3 million at Level 3) of discontinued operations.

On January 1, 2018, the Company adopted ASU 2016-01 and ASU 2018-03, which require the use of the exit price notion when measuring the fair values of financial instruments for disclosure purposes. Starting in the first quarter of 2018, the Company updated our methodology used to estimate fair values for our loan portfolio to conform to the new requirements. The methods and assumptions used to estimate fair value for the Company's financial instruments note recorded at fair value on a recurring or non-recurring basis are described as follows:
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
Loans and Leases Receivable, Net of ALLL: For the year ended December 31, 2017, the fair value of loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product and payment types. These rates could be different from what other financial institutions could offer for these loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3). This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820. For the year ended December 31, 2018, we utilized the exit price notion to determine the fair value of loans and leases receivable.
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$911	$—	$(1)	$910
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	461,987	—	(24,545)	437,442
Non-agency residential mortgage-backed securities	418	9	—	427
Non-agency commercial mortgage-backed securities	132,199	—	—	132,199
Collateralized loan obligations	1,431,171	141	(9,790)	1,421,522
Total securities available-for-sale	$2,026,686	$150	$(34,336)	$1,992,500
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
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
During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million, to reposition its securities available-for-sale portfolio. At December 31, 2018, the Company's investment securities portfolio consisted of SBA loan pool securities, mortgage-backed securities, and collateralized loan obligations. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of December 31, 2018, the Company changed its intent to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to remix its securities profile and recognized $3.3 million of OTTI loss for the year ended December 31, 2018. The Company did not record OTTI losses for investment securities for the years ended December 31, 2017 or 2016.
At December 31, 2018 and 2017, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Gross realized gains on sales and calls of securities available-for-sale	$5,532	$14,768	$30,919
Gross realized losses on sales and calls of securities available-for-sale	—	—	(1,514)
Net realized gains on sales and calls of securities available-for-sale	$5,532	$14,768	$29,405
Proceeds from sales and calls of securities available-for-sale	$1,025,471	$1,500,459	$4,148,003

Investment securities with carrying values of $163.0 million and $564.4 million as of December 31, 2018 and 2017, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$—	$—	$910	$(1)	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$13,494	$(133)	$423,916	$(24,412)	$437,410	$(24,545)
Non-agency residential mortgage-backed securities	90	—	16	—	106	—
Collateralized loan obligations	1,364,317	(9,480)	32,790	(310)	1,397,107	(9,790)
Total securities available-for-sale	$1,377,901	$(9,613)	$457,632	$(24,723)	$1,835,533	$(34,336)
December 31, 2017
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	4,880	(35)	470,092	(15,301)	474,972	(15,336)
Non-agency residential mortgage-backed securities	—	—	148	(1)	148	(1)
Collateralized loan obligations	104,334	(266)	—	—	104,334	(266)
Total securities available-for-sale	$109,214	$(301)	$470,240	$(15,302)	$579,454	$(15,603)
At December 31, 2018, the Company’s securities available-for-sale portfolio consisted of 145 securities, 118 of which were in an unrealized loss position. At December 31, 2017, the Company’s securities available-for-sale portfolio consisted of 191 securities, 33 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to the Company's mortgage-backed securities issued by U.S government sponsored entities and agencies. The Company also considers the lowest credit rating for identification of potential OTTI for other securities. As of December 31, 2018, nearly all of the Company's non-agency mortgage-backed securities or collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value is attributable to changes in interest rates and not credit quality. Other than the OTTI recognized related to the non-agency commercial mortgage-backed securities, as of December 31, 2018, the Company did not have the intent to sell its securities in an unrealized loss position and further believes it is not likely that it will be required to sell these securities before their anticipated recovery.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of December 31, 2018:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$—	—%	$—	—%	$—	—%	$910	2.84%	$910	2.84%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	279	2.95%	3,460	3.32%	—	—%	433,703	3.23%	437,442	3.23%
Non-agency residential mortgage-backed securities	83	3.96%	—	—%	—	—%	344	5.47%	427	5.18%
Non-agency commercial mortgage-backed securities	—	—%	—	—%	132,199	3.75%	—	—%	132,199	3.75%
Collateralized loan obligations	1,421,522	4.44%	—	—%	—	—%	—	—%	1,421,522	4.44%
Total securities available-for-sale	$1,421,884	4.44%	$3,460	3.32%	$132,199	3.75%	$434,957	3.23%	$1,992,500	4.13%

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

($ in thousands)	NTM Loans	Traditional Loans and Leases	Total Loans and Leases Receivable
December 31, 2018
Commercial:
Commercial and industrial	$—	$1,944,142	$1,944,142
Commercial real estate	—	867,013	867,013
Multifamily	—	2,241,246	2,241,246
SBA	—	68,741	68,741
Construction	—	203,976	203,976
Lease financing	—	—	—
Consumer:
Single family residential mortgage	824,318	1,481,172	2,305,490
Other consumer	2,413	67,852	70,265
Total loans and leases (1)	$826,731	$6,874,142	$7,700,873
Percentage to total loans and leases	10.7%	89.3%	100.0%
Allowance for loan and lease losses			(62,192)
Loans and leases receivable, net			$7,638,681
December 31, 2017
Commercial:
Commercial and industrial	$—	$1,701,951	$1,701,951
Commercial real estate	—	717,415	717,415
Multifamily	—	1,816,141	1,816,141
SBA	—	78,699	78,699
Construction	—	182,960	182,960
Lease financing	—	13	13
Consumer:
Single family residential mortgage	803,355	1,252,294	2,055,649
Other consumer	3,578	103,001	106,579
Total loans and leases (1)	$806,933	$5,852,474	$6,659,407
Percentage to total loans and leases	12.1%	87.9%	100.0%
Allowance for loan and lease losses			(49,333)
Loans and leases receivable, net			$6,610,074

(1)	Total loans and leases includes deferred loan origination costs/(fees) and premiums/(discounts), net of $17.7 million and $6.4 million, respectively, at December 31, 2018 and 2017.

Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2018 and 2017, the NTM loans totaled $826.7 million, or 10.7 percent of total loans and leases, and $806.9 million, or 12.1 percent of total loans and leases, respectively. The total NTM portfolio increased by $19.8 million, or 2.5 percent, during the year ended December 31, 2018.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2018			2017
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	88	$67,729	8.2%	101	$82,197	10.2%
Interest only - first liens	519	753,061	91.1%	468	717,484	88.9%
Negative amortization	11	3,528	0.4%	11	3,674	0.5%
Total NTM - first liens	618	824,318	99.7%	580	803,355	99.6%
Green Loans (HELOC) - second liens	10	2,413	0.3%	12	3,578	0.4%
Total NTM - second liens	10	2,413	0.3%	12	3,578	0.4%
Total NTM loans	628	$826,731	100.0%	592	$806,933	100.0%
Total loans and leases		$7,700,873			$6,659,407
Percentage to total loans and leases		10.7%			12.1%
Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only for a 15-year term with a balloon payment due at maturity. At December 31, 2018 and 2017, Green Loans totaled $70.1 million and $85.8 million, respectively. At December 31, 2018 and 2017, none of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest Only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2018 and 2017, Interest Only loans totaled $753.1 million and $717.5 million, respectively. At December 31, 2018 and 2017, $0 and $1.2 million of the Interest Only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $3.5 million and $3.7 million at December 31, 2018 and 2017, respectively. The Company discontinued origination of negative amortization loans in 2007. At December 31, 2018 and 2017, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

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
Non-Traditional Mortgage Performance Indicators
The following table presents the Company’s Green Loans first lien portfolio at December 31, 2018 by FICO scores that were obtained during the quarter ended December 31, 2018, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2017:

	December 31, 2018
	By FICO Scores Obtained During the Quarter Ended December 31, 2018			By FICO Scores Obtained During the Quarter Ended December 31, 2017			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO score
800+	16	$10,617	15.7%	12	$7,407	10.9%	4	$3,210	4.8%
700-799	50	34,888	51.5%	44	28,327	41.8%	6	6,561	9.7%
600-699	16	14,098	20.8%	23	23,406	34.6%	(7)	(9,308)	(13.8)%
<600	3	4,347	6.4%	5	4,679	6.9%	(2)	(332)	(0.5)%
No FICO score	3	3,779	5.6%	4	3,910	5.8%	(1)	(131)	(0.2)%
Total	88	$67,729	100.0%	88	$67,729	100.0%	—	$—	—%

Loan to Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

LTV Ratios	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
December 31, 2018
< 61	69	$51,827	76.5%	312	$495,930	65.9%	11	$3,528	100.0%	392	$551,285	66.9%
61-80	17	13,476	19.9%	201	245,568	32.6%	—	—	—%	218	259,044	31.4%
81-100	2	2,426	3.6%	5	7,441	1.0%	—	—	—%	7	9,867	1.2%
> 100	—	—	—%	1	4,122	0.5%	—	—	—%	1	4,122	0.5%
Total	88	$67,729	100.0%	519	$753,061	100.0%	11	$3,528	100.0%	618	$824,318	100.0%
December 31, 2017
< 61	60	$51,241	62.3%	242	$407,810	56.8%	9	$2,826	76.9%	311	$461,877	57.5%
61-80	33	25,072	30.5%	220	300,500	41.9%	2	848	23.1%	255	326,420	40.6%
81-100	8	5,884	7.2%	6	9,174	1.3%	—	—	—%	14	15,058	1.9%
> 100	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	101	$82,197	100.0%	468	$717,484	100.0%	11	$3,674	100.0%	580	$803,355	100.0%

Allowance for Loan and Lease Losses
The Company has established credit risk management processes that include regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees who may not be able to fulfill the contractual payment requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partial or full charge-off of the principal balance. The Company maintains the ALLL at a level that is considered adequate to cover the estimated incurred loss in the loan and lease portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated incurred loss. The estimated funding of the loan commitments and credit risk factors determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At December 31, 2018 and 2017, the reserve for unfunded loan commitments was $4.6 million and $3.7 million, respectively, which are recorded in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to perform periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Company maintains an adequate allowance for loan and lease losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process. The Company’s loan segmentation increased from 11 to 13 segments, with the addition of an Indirect Leverage Lending segment and a Warehouse FixNFlip segment.  Management concluded these products represented unique credit and risk characteristics to warrant separate segmentation. Additionally, management enhanced the methodology in the areas of qualitative adjustments, and performed an annual update of the loss emergence period. These updates were designed to be systematic, transparent, and repeatable. None of the updates and enhancements made to the ALLL methodology had a material impact on the reserve at December 31, 2018.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	$49,333	$40,444	$35,533
Loans and leases charged-off	(18,499)	(5,581)	(2,618)
Recoveries of loans and leases previously charged off	1,143	771	2,258
Provision for loan and lease losses	30,215	13,699	5,271
Balance at end of year	$62,192	$49,333	$40,444
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

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(1,927)	—	(14)	(1,927)	—	—	(558)	(14,073)	(18,499)
Recoveries	396	—	—	273	—	15	436	23	1,143
Provision	5,442	1,703	4,719	1,780	143	(15)	2,254	14,189	30,215
Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Individually evaluated for impairment	$—	$—	$—	$562	$—	$—	$161	$106	$829
Collectively evaluated for impairment	18,191	6,674	17,970	1,265	3,461	—	12,967	835	61,363
Total ending ALLL	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Loans and leases:
Individually evaluated for impairment	$5,455	$—	$—	$2,376	$—	$—	$18,193	$921	$26,945
Collectively evaluated for impairment	1,938,687	867,013	2,241,246	66,365	203,976	—	2,287,297	69,344	7,673,928
Total loans and leases	$1,944,142	$867,013	$2,241,246	$68,741	$203,976	$—	$2,305,490	$70,265	$7,700,873

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

	December 31,
	2018			2017
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,491	$5,455	$—	$471	$453	$—
SBA	1,668	1,588	—	342	335	—
Consumer:
Single family residential mortgage	12,115	12,161	—	7,521	7,553	—
Other consumer	469	469	—	4,664	4,663	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	3,146	3,129	498
SBA	823	788	562	635	609	435
Consumer:
Single family residential mortgage	5,993	6,032	161	7,090	7,146	277
Other consumer	468	452	106	157	162	7
Total	$27,027	$26,945	$829	$24,026	$24,050	$1,217

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial:
Commercial and industrial	$5,380	$4	$4	$1,034	$—	$—	$3,490	$183	$208
Commercial real estate	—	—	—	—	—	—	148	24	24
Multifamily	—	—	—	—	—	—	—	—	—
SBA	986	4	3	357	—	—	—	—	—
Construction	—	—	—	382	—	—	—	—	—
Lease Financing	—	—	—	19	—	—	—	—	—
Consumer:
Single family residential mortgage	19,694	236	199	12,611	199	182	27,150	862	835
Other consumer	771	12	11	1,757	8	8	294	8	9
Total	$26,831	$256	$217	$16,158	$207	$190	$31,081	$1,077	$1,076

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2018, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2018
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$7,430	$617	$—	$8,047	$816,271	$824,318
Other consumer	—	—	—	—	2,413	2,413
Total NTM loans	7,430	617	—	8,047	818,684	826,731
Traditional loans and leases:
Commercial:
Commercial and industrial	350	1,596	3,340	5,286	1,938,856	1,944,142
Commercial real estate	—	582	—	582	866,431	867,013
Multifamily	356	—	—	356	2,240,890	2,241,246
SBA	551	77	862	1,490	67,251	68,741
Construction	—	939	—	939	203,037	203,976
Lease financing	—	—	—	—	—	—
Consumer:
Single family residential mortgage	7,321	3,160	9,198	19,679	1,461,493	1,481,172
Other consumer	3,132	573	446	4,151	63,701	67,852
Total traditional loans and leases	11,710	6,927	13,846	32,483	6,841,659	6,874,142
Total loans and leases	$19,140	$7,544	$13,846	$40,530	$7,660,343	$7,700,873

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2017, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2017
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$9,060	$1,879	$1,171	$12,110	$791,245	$803,355
Other consumer	—	—	—	—	3,578	3,578
Total NTM loans	9,060	1,879	1,171	12,110	794,823	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	136	3,595	948	4,679	1,697,272	1,701,951
Commercial real estate	—	—	—	—	717,415	717,415
Multifamily	—	—	—	—	1,816,141	1,816,141
SBA	3,578	—	1,319	4,897	73,802	78,699
Construction	—	—	—	—	182,960	182,960
Lease financing	—	—	—	—	13	13
Consumer:
Single family residential mortgage	6,862	3,370	6,012	16,244	1,236,050	1,252,294
Other consumer	3,194	413	92	3,699	99,302	103,001
Total traditional loans and leases	13,770	7,378	8,371	29,519	5,822,955	5,852,474
Total loans and leases	$22,830	$9,257	$9,542	$41,629	$6,617,778	$6,659,407

Non-accrual Loans and Leases
The following table presents the composition of non-accrual loans and leases as of the dates indicated:

	December 31,
	2018			2017
($ in thousands)	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
Commercial:
Commercial and industrial	$—	$5,455	$5,455	$—	$3,723	$3,723
SBA	—	2,574	2,574	—	1,781	1,781
Consumer:
Single family residential mortgage	—	12,929	12,929	1,171	8,176	9,347
Other consumer	—	627	627	—	4,531	4,531
Total	$—	$21,585	$21,585	$1,171	$18,211	$19,382
At December 31, 2018 and 2017, $470 thousand and $0 of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At December 31, 2018 and 2017, consumer mortgage loans of $5.1 million and $4.3 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in the process according to local requirements of the applicable jurisdiction.
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
Troubled debt restructured loans and leases consisted of the following as of the dates indicated:

	December 31,
	2018			2017
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$2,276	$2,276	$—	$2,675	$2,675
SBA	—	187	187	—	—	—
Consumer:
Single family residential mortgage	2,668	2,596	5,264	2,699	2,653	5,352
Other consumer	294	—	294	294	—	294
Total	$2,962	$5,059	$8,021	$2,993	$5,328	$8,321
The Company did not have any commitments to lend to customers with outstanding loans that were classified as troubled debt restructurings as of December 31, 2018 and 2017. Accruing TDRs were $5.7 million and non-accrual TDRs were $2.3 million at December 31, 2018 compared to accruing TDRs $5.6 million and non-accrual TDRs of $2.7 million at December 31, 2017.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial and industrial	2	$171	$163	1	$2,706	$2,706	—	$—	$—
SBA	1	187	187	—	—	—	—	—	—
Consumer:
Single family residential mortgage	—	—	—	3	2,416	2,433	42	10,278	10,273
Total	3	$358	$350	4	$5,122	$5,139	42	$10,278	$10,273
For the years ended December 31, 2018, 2017, and 2016, there were no loans and leases that were modified as TDRs during the past 12 months that had subsequent payment defaults during the periods.
The following table summarizes the TDRs by modification type for the periods indicated:

	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Chapter 7 Bankruptcy		Other		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Year ended December 31, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	—	$—	—	$—	—	$—	2	$163
SBA	—	—	—	—	—	—	—	—	1	187	1	187
Total	—	$—	2	$163	—	$—	—	$—	1	$187	3	$350
Year ended December 31, 2017
Commercial:
Commercial and industrial	—	$—	1	$2,706	—	$—	—	$—	—	$—	1	$2,706
Consumer:
Single family residential mortgage	2	1,290	1	1,143	—	—	—	—	—	—	3	2,433
Total	2	$1,290	2	$3,849	—	$—	—	$—	—	$—	4	$5,139
Year ended December 31, 2016
Consumer:
Single family residential mortgage	34	$8,622	4	$780	2	$146	1	$519	1	$206	42	$10,273
Total	34	$8,622	4	$780	2	$146	1	$519	1	$206	42	$10,273

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

The following table presents the risk categories for total loans and leases as of December 31, 2018:

	December 31, 2018
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$811,056	$10,966	$2,296	$—	$824,318
Other consumer	2,413	—	—	—	2,413
Total NTM loans	813,469	10,966	2,296	—	826,731
Traditional loans and leases:
Commercial:
Commercial and industrial	1,859,569	41,302	43,271	—	1,944,142
Commercial real estate	851,604	11,376	4,033	—	867,013
Multifamily	2,239,301	—	1,945	—	2,241,246
SBA	53,433	6,114	8,340	854	68,741
Construction	197,851	3,606	2,519	—	203,976
Lease financing	—	—	—	—	—
Consumer:
Single family residential mortgage	1,461,721	2,602	16,849	—	1,481,172
Other consumer	66,228	979	645	—	67,852
Total traditional loans and leases	6,729,707	65,979	77,602	854	6,874,142
Total loans and leases	$7,543,176	$76,945	$79,898	$854	$7,700,873
The following table presents the risk categories for total loans and leases as of December 31, 2017:

	December 31, 2017
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$800,589	$1,595	$1,171	$—	$803,355
Other consumer	3,578	—	—	—	3,578
Total NTM loans	804,167	1,595	1,171	—	806,933
Traditional loans and leases:
Commercial:
Commercial and industrial	1,651,628	33,376	16,947	—	1,701,951
Commercial real estate	713,131	—	4,284	—	717,415
Multifamily	1,815,601	540	—	—	1,816,141
SBA	72,417	1,555	4,621	106	78,699
Construction	182,960	—	—	—	182,960
Lease financing	13	—	—	—	13
Consumer:
Single family residential mortgage	1,240,866	2,282	9,146	—	1,252,294
Other consumer	98,030	422	4,549	—	103,001
Total traditional loans and leases	5,774,646	38,175	39,547	106	5,852,474
Total loans and leases	$6,578,813	$39,770	$40,718	$106	$6,659,407

Purchases and Sales
The following table presents loans and leases purchased and/or sold by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations or sold in sales of branches and business units, and PCI loans for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
($ in thousands)	Purchases	Sales	Purchases	Sales	Purchases	Sales
Commercial:
Lease financing	$—	$—	$—	$—	$91,247	$(19,741)
Consumer:
Single family residential mortgage	59,481	—	—	—	—	(149,413)
Total	$59,481	$—	$—	$—	$91,247	$(169,154)
Loan purchases during the year ended December 31, 2018 were made at a net premium of $2.3 million. For the purchased loans and leases disclosed above, the Company did not incur any specific allowances for loan and lease losses during the years ended December 31, 2018, 2017, and 2016. The Company determined that it was probable at acquisition that all contractually required payments would be collected. The sales of loans and leases above exclude the transfer of lease financing loans totaling $242.7 million in the sale of the Commercial Equipment Finance business unit to Hanmi during the year ended December 31, 2016.
The following table presents loans and leases transferred from (to) loans held-for-sale by portfolio segment, excluding loans and leases transferred in connection with sales of branches and business units, and PCI loans for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
($ in thousands)	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale
Commercial:
Commercial and industrial	$—	$(1,133)	$—	$(3,924)	$—	$(1,757)
Commercial real estate	—	—	—	(1,329)	—	(2,792)
Multifamily	—	(81,449)	—	(6,583)	—	(81,780)
SBA	—	—	—	(1,865)	—	—
Construction	—	(434)	—	(1,528)	—	—
Consumer:
Single family residential mortgage	—	(289,617)	88,591	(450,625)	7,115	(105,337)
Other consumer	—	(4,362)	—	—	—	—
Total	$—	$(376,995)	$88,591	$(465,854)	$7,115	$(191,666)

Purchased Credit Impaired Loans
The Company had no PCI loans at December 31, 2018 or 2017, due mainly to the sale of seasoned SFR mortgage PCI loans during the year ended December 31, 2017. The Company had acquired loans through business combinations and purchases of loan pools for which there was evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected.
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated for PCI loans:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	$—	$41,181	$205,549
New loans or leases purchased	—	—	23,568
Accretion of income	—	(3,833)	(34,616)
Decrease in expected cash flows	—	(225)	(10,650)
Disposals	—	(34,886)	(142,670)
Other	—	(2,237)	—
Balance at end of year	$—	$—	$41,181
The following table presents PCI loans purchased for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Consumer:
Single family residential mortgage	$—	$—	$103,799
Outstanding unpaid principal balance at acquisition	$—	$—	$103,799
Cash flows expected to be collected at acquisition	$—	$—	$114,552
Fair value of acquired loans at acquisition	$—	$—	$90,984
During the three months ended June 30, 2017, the Company transferred all of its seasoned SFR mortgage loans, which had an aggregate unpaid principal balance and an aggregate carrying value of $168.3 million and $147.9 million, respectively, to loans held-for-sale in order to improve the credit quality of the loan portfolio and provide additional liquidity. The Company transferred these loans at lower of cost or fair value and recorded a fair value adjustment of $1.8 million against its ALLL. This transfer included PCI loans with an aggregate unpaid principal balance and aggregate carrying value of $147.5 million and $128.4 million, respectively, and recorded a fair value adjustment of $274 thousand. All of these loans were sold during the three months ended September 30, 2017. On the date of sale settlement, the aggregate unpaid principal balance and aggregate carrying value were $165.7 million and $144.2 million, respectively, and the Company recognized a gain on sale of $4.7 million. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $766.0 million and $707.4 million respectively, during the year ended December 31, 2016, and the Company recognized a gain on sale of $24.7 million.

NOTE 6 – PREMISES, EQUIPMENT, AND CAPITAL LEASES, NET
The following table summarizes premises, equipment, and capital lease, net, as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Land	$9,020	$10,160
Building and improvement	109,228	110,168
Furniture, fixtures, and equipment	41,576	36,946
Leasehold improvements	13,531	12,807
Construction in process	1,043	175
Total	174,398	170,256
Less accumulated depreciation	(45,004)	(34,557)
Premises, equipment and capital lease, net	$129,394	$135,699
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division. The transaction included net book values of $1.7 million of furniture, fixtures, and equipment and $748 thousand of leasehold improvements at the transaction date.
During the years ended December 31, 2018, 2017, and 2016, the Company recorded an impairment loss of $2.0 million, $2.0 million, and $595 thousand respectively, on previously capitalized software projects that were abandoned in All Other Expense on the Consolidated Statements of Operations.
The Company recognized depreciation expense of $10.9 million, $12.4 million and $11.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company leases certain equipment under capital leases. Capital lease obligations totaled $1.1 million and $1.5 million at December 31, 2018 and 2017, respectively. The capital lease arrangements require monthly payments through 2021.
The Company leases certain properties under operating leases. Total rent expense for the years ended December 31, 2018, 2017, and 2016 amounted to $7.1 million, $11.0 million and $16.8 million, respectively. Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2018 pertaining to banking premises and equipment, future minimum rent commitments, including contractual rent escalations, under various operating leases are as follows, before considering renewal options that generally are present.
The following table presents the future commitments under operating leases and capital leases as of December 31, 2018:

($ in thousands)	2019	2020	2021	2022	2023	2024 and After	Total
Commitments under operating leases	$6,472	$6,087	$4,466	$3,087	$2,258	$7,767	$30,137
Commitments under capital lease	579	487	17	—	—	—	1,083
Total	$7,051	$6,574	$4,483	$3,087	$2,258	$7,767	$31,220

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
The following table presents a composition of total income from servicing rights, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Servicing fees for sold loans with servicing retained	$5,048	$19,642	$23,117
Losses on the fair value and runoff of servicing rights	(1,328)	(17,066)	(17,732)
Total income from servicing rights(1)	$3,720	$2,576	$5,385

(1)	Includes $1.6 million and $4.8 million in Income from discontinued operations for the years ended December 31, 2017 and 2016.
During the three months ended March 31, 2017, the Company suspended sales of MSRs under a flow-agreement with a third party investor that occurred contemporaneous with SFR mortgage loan sales to GSEs. The Company does not expect to resume sales under the flow-agreement, as the Company has discontinued its mortgage banking activities.
During the first half of 2018, the Company sold $28.5 million of MSRs on approximately $3.55 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $30.1 million, subject to a prepayment protection provision and standard representations and warranties. The sale of MSRs resulted in a net loss of $2.3 million for the year ended December 31, 2018, primarily related to transaction costs, provision for early repayments of loans, and expected repurchase obligations under standard representations and warranties.
The following table presents a composition of servicing rights, on a consolidated operations basis, as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Mortgage servicing rights, at fair value	$1,770	$31,852
SBA servicing rights, at cost	1,658	1,856
Total	$3,428	$33,708
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at December 31, 2018 and 2017 was $204.0 million and $3.94 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $300 thousand and $17.8 million at December 31, 2018 and 2017, respectively. The reductions in these balances were principally driven by the sale of $28.5 million of MSRs during the year ended December 31, 2018. The unpaid principal balance of the loans underlying our SBA servicing rights at
December 31, 2018 and 2017 was $96.4 million and $101.0 million, respectively.
Mortgage Servicing Rights
At December 31, 2018 and 2017, MSRs of $66 thousand and $29.8 million, respectively, were held for sale and valued based on a market bid adjusted for expected repurchase obligations under standard representations and warranties as a
Level 3 fair value measurement.
The value of retained MSRs is generally estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Fair value of retained MSRs	$1,704	$2,059
Discount rate	13.00%	13.00%
Constant prepayment rate	17.21%	16.54%
Weighted-average life	4.93 years	5.07 years

The following table presents activity in the MSRs, on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	$31,852	$76,121	$49,939
Additions	—	12,127	49,293
Changes in fair value resulting from valuation inputs or assumptions	(1,155)	(10,240)	(5,709)
Sales of servicing rights (1)	(28,549)	(39,345)	(5,382)
Other—loans paid off	(378)	(6,811)	(12,020)
Balance at end of year	$1,770	$31,852	$76,121
(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the year ended December 31, 2017.
SBA Servicing Rights
The value of SBA servicing rights is estimated based on a present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the SBA servicing rights as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Servicing rights	$1,658	$1,856
Discount rate	9.50%	8.50%
Constant prepayment rate	8.00%	8.00%
Weighted-average life	4.29 years	4.54 years
The following table presents activity in the SBA servicing rights for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	$1,856	$1,496	$788
Additions	127	761	877
Amortization, including prepayments	(298)	(318)	(157)
Impairment	(27)	(83)	(12)
Balance at end of year	$1,658	$1,856	$1,496
NOTE 8 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	$1,796	$2,502	$1,097
Additions	672	3,086	3,269
Sales and net direct write-downs	(2,038)	(3,556)	(1,833)
Net change in valuation allowance	242	(236)	(31)
Balance at end of year	$672	$1,796	$2,502

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	$242	$6	$70
Additions	143	242	31
Recoveries	(90)	—	—
Net direct write-downs and removals from sale	(295)	(6)	(95)
Balance at end of year	$—	$242	$6
The following table presents expenses related to foreclosed assets included in All Other Expense on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Net loss on sales	$(13)	$(48)	$(96)
Operating expenses, net of rental income	(134)	(51)	(108)
Total	$(147)	$(99)	$(204)
The Company did not provide loans to finance the purchase of its OREO properties during the years ended December 31, 2018, 2017 or 2016.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At December 31, 2018 and 2017, the Company had goodwill of $37.1 million. The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Goodwill balance at beginning of the year	$37,144	$39,244	$39,244
Goodwill adjustments for discontinued operations	—	(2,100)	—
Goodwill balance at end of year	$37,144	$37,144	$39,244
Accumulated impairment losses at end of year	$2,100	$2,100	$—
Goodwill was allocated between the Commercial Banking and Mortgage Banking segments using a relative fair value approach in connection with the Company's realignment of segment reporting at December 31, 2014. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2016. During the year ended December 31, 2017, the Company discontinued its mortgage banking operations following the sale of its Banc Home Loans division and wrote off goodwill of $2.1 million, which was previously allocated to its Mortgage Banking segment, against the gain on disposal of discontinued operations. The Company determined that its Mortgage Banking segment is no longer applicable, and Commercial Banking is now the Company's only reportable segment. See Note 2 for additional information.
The Company evaluates goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test (Step 0) as of August 31, 2018 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of December 31, 2018, the weighted-average remaining amortization period for core deposit intangibles was approximately 5.3 years. The following table presents a summary of other intangible assets as of the dates indicated:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2018
Core deposit intangibles	$30,904	$24,558	$6,346
December 31, 2017
Core deposit intangibles	$30,904	$21,551	$9,353
The Company recorded impairment on intangible assets of $0, $336 thousand, and $690 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. During the year ended December 31, 2017, the Company also wrote off a customer relationship intangible of $246 thousand and a trade name intangible of $90 thousand related to RenovationReady. RenovationReady was acquired by the Company in 2014 and provided specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products. During the year ended December 31, 2016, the Company ceased to use the CS Financial trade name and wrote off the related trade name intangible of $690 thousand. CS Financial is a mortgage banking firm, which is the Bank's wholly owned subsidiary and which the Bank acquired in 2013. The impairment losses recognized related to intangible assets are recorded in Impairment on Intangible Assets on the Consolidated Statements of Operations.
Aggregate amortization of intangible assets was $3.0 million, $3.9 million and $4.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. The following table presents estimated future amortization expenses as of December 31, 2018:

($ in thousands)	2019	2020	2021	2022	2023	2024 and After	Total
Estimated future amortization expense	$2,195	$1,518	$1,082	$799	517	$235	$6,346

NOTE 10 – DEPOSITS
The following table presents the components of deposits as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Noninterest-bearing deposits	$1,023,360	$1,071,608
Interest-bearing deposits
Interest-bearing demand deposits	1,556,410	2,089,016
Money market accounts	873,153	1,146,859
Savings accounts	1,265,847	1,059,628
Certificates of deposit of $250,000 or less	2,388,592	1,365,452
Certificates of deposit of more than $250,000	809,282	560,340
Total interest-bearing deposits	6,893,284	6,221,295
Total deposits	$7,916,644	$7,292,903
The aggregate amount of deposits reclassified as loans, such as overdrafts, was $477 thousand and $978 thousand, respectively, at December 31, 2018 and 2017.
The Company had California State Treasurer’s deposits of $300.0 million and $250.0 million, and accrued interests on these deposits, in certificates of deposit of more than $250,000, respectively, at December 31, 2018 and 2017. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2018 and 2017, the Company provided letters of credit of $330.0 million and $275.0 million, respectively, through the FHLB of San Francisco as collateral for the California State Treasurer’s deposits. In addition, the Company had other public deposits of $18.6 million and $4.0 million, respectively, at December 31, 2018 and 2017. Securities with carrying values of $57.8 million and $32.7 million, respectively, were pledged as collateral for these deposits, at December 31, 2018 and 2017.
At December 31, 2018 and 2017, the Company had brokered deposits of $1.71 billion and $1.46 billion, respectively. The following table presents a summary of brokered deposits:

	December 31,
($ in thousands)	2018	2017
Interest-bearing demand deposits	$770	$8,751
Money market accounts	164,505	532,047
Certificates of deposit of $250,000 or less	1,543,269	915,623
Certificates of deposit of more than $250,000	—	—
Total brokered deposits	$1,708,544	$1,456,421
The following table presents scheduled maturities of certificates of deposit as of December 31, 2018:

($ in thousands)	2019	2020	2021	2022	2023 and After	Total
Certificates of deposit of $250,000 or less	$2,018,605	$336,618	$27,124	$3,542	$2,703	$2,388,592
Certificates of deposit of more than $250,000	627,100	172,503	8,361	513	805	809,282
Total certificates of deposit	$2,645,705	$509,121	$35,485	$4,055	$3,508	$3,197,874

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At December 31, 2018, $805.0 million of the Bank's advances from FHLB were fixed rate and had interest rates ranging from 1.61 percent to 3.32 percent with a weighted-average interest rate of 2.58 percent, and $715.0 million of the Bank's advances from FHLB were variable rate and had a weighted-average interest rate of 2.56 percent. At December 31, 2017, $550.0 million of the Bank’s advances from the FHLB were fixed rate and had interest rates ranging from 1.23 percent to 3.00 percent with a weighted-average interest rate of 2.02 percent, and $1.15 billion of the Bank’s advances from the FHLB were variable-rate and had a weighted-average interest rate of 1.40 percent. The following table presents contractual maturities by year of the Bank's advances as of December 31, 2018:

($ in thousands)	2019	2020	2021	2022	2023 and After	Total
Fixed rate	$125,000	$124,000	$145,000	$46,000	$365,000	$805,000
Variable rate	715,000	—	—	—	—	715,000
Total	$840,000	$124,000	$145,000	$46,000	$365,000	$1,520,000
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2018 and 2017, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $4.05 billion and $2.90 billion, respectively, and securities with carrying values of $0 and $405.6 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $41.0 million and $48.7 million, respectively, at December 31, 2018 and 2017. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.35 billion at December 31, 2018.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2018	2017	2016
Weighted-average interest rate at end of year	2.57%	1.60%	0.67%
Average interest rate during the year	2.15%	1.23%	0.49%
Average balance	$1,627,608	$1,054,978	$1,153,208
Maximum amount outstanding at any month-end	$2,030,000	$1,695,000	$1,990,000
Balance at end of year	$1,520,000	$1,695,000	$490,000
The Bank maintained a line of credit of $60.6 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $78.8 million with no outstanding borrowings at December 31, 2018. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $210.0 million at December 31, 2018.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at December 31, 2018 and 2017. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities.
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

NOTE 12 – LONG-TERM DEBT
The following table presents the Company's long-term debts as of the dates indicated:

	December 31,
	2018		2017
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,826)	$175,000	$(2,059)
Total	$175,000	$(1,826)	$175,000	$(2,059)
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
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the Supplemental Indenture and together with the Base Indenture, the Indenture). The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. The Company was in compliance with all covenants under the Indenture at December 31, 2018.
On April 15, 2016, the Company completed the redemption of all of its outstanding 7.5 percent senior notes due April 15, 2020 at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company recognized a debt redemption cost of $2.7 million in All Other Expense on the Consolidated Statements of Operations for the year ended December 31, 2016.
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

NOTE 13 – INCOME TAXES
The following table presents the components of income tax expense (benefit) of continuing operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Current income taxes:
Federal	$5,720	$(2,215)	$(3,044)
State	5,035	6,006	11,180
Total current income tax expense	10,755	3,791	8,136
Deferred income taxes:
Federal	(4,418)	(25,938)	6,699
State	(1,493)	(4,434)	(1,086)
Total deferred income tax expense	(5,911)	(30,372)	5,613
Income tax expense (benefit)	$4,844	$(26,581)	$13,749
The following table presents a reconciliation of the recorded income tax expense (benefit) of continuing operations to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 21.0 percent to income from continuing operations before income taxes for the year ended December 31, 2018, and 35.0 percent for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Computed expected income tax expense (benefit) at Federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
Proportional amortization	4.3%	5.1%	0.4%
Other permanent book-tax differences	0.4%	(2.1)%	0.2%
State tax expense, net of federal benefit	5.9%	3.7%	6.4%
Income tax credits	(25.4)%	(149.5)%	(33.9)%
Basis reduction in investment in alternative energy partnership	2.2%	24.9%	5.8%
Write-off of Goodwill for discontinued operations	—%	2.7%	—%
Bank owned life insurance policies	(1.0)%	(3.0)%	(0.8)%
Equity compensation windfall tax benefits	(0.5)%	(7.0)%	—%
Remeasurement from the Tax Cuts and Jobs Act	—%	(7.8)%	—%
Reserve for uncertain tax positions	0.1%	1.9%	—%
Other, net	3.3%	(2.7)%	0.6%
Effective tax rates	10.3%	(98.8)%	13.7%
The Company’s effective tax rate of continuing operations for the year ended December 31, 2018 was higher than the effective tax rate of continuing operations for the year ended December 31, 2017 mainly due to the reduction in the recognition of tax credits on investments in alternative energy partnerships of $9.6 million, partially offset by tax expense from tax basis reduction of $1.0 million related to investments in alternative energy partnerships for the year ended December 31, 2018, compared to $38.2 million of tax credits recognized, partially offset by tax expense from tax basis reduction of $6.7 million for the year ended December 31, 2017. The reduction in tax credits received by the Bank on the investments in alternative energy partnerships is due to less new equipment being placed into service by the investments. The higher effective tax rate was also partially offset by the decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018. The Company’s effective tax rate of continuing operations for the year ended December 31, 2017 was lower than the effective tax rate of continuing operations for the year ended December 31, 2016 mainly due to the increase in the recognition of tax credits on investments in alternative energy partnerships of $38.2 million, partially offset by tax expense from tax basis reduction of $6.7 million related to investments in alternative energy partnerships for the year ended December 31, 2017, compared to $33.4 million of tax credits recognized, partially offset by tax expense from tax basis reduction of $5.8 million for the year ended December 31, 2016. The lower pre-tax book income of $34.1 million for the year ended December 31, 2017 compared to $149.4 million for 2016 also enlarged the impact of the tax credits to the effective tax rate. The Company uses the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnerships. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The legislation provides for significant changes to the IRC that impact corporate taxation requirements, such as the reduction of the federal income tax rate for corporations from 35 percent to 21 percent and changes or limitations to certain tax deductions. As of
December 31, 2017, the Company remeasured its deferred tax assets and liabilities based on the reduced federal corporate income tax rate of 21 percent which resulted in an income tax benefit of $2.1 million to continuing operations. At December 31,
2017, the Company was able to make reasonable estimates of the tax effects on enactment of the Tax Cuts and Jobs Act and completed its analysis for the tax effects of enactment of the Tax Act on all items.
At December 31, 2018, the Company had $2.2 million of available unused federal net operating loss (NOL) carryforwards that may be applied against future taxable income through 2031. The Company had available at December 31, 2018, $9.1 million of unused state NOL carryforwards that may be applied against future taxable income through 2031. Utilization of these NOL carryforwards are subject to annual limitations set forth in Section 382 of the U.S. Internal Revenue Code (IRC). The tax attributes acquired in Gateway Bancorp acquisitions are subject to an annual IRC Section 382 limitation of $474 thousand.
In addition, as of December 31, 2018 and 2017, the Company had income tax credit carryforwards of $26.9 million and $27.4 million, respectively. The tax credits, if unused, will expire on December 31, 2037.
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$18,813	$15,178
Stock-based compensation expense	2,249	2,899
Accrued expenses	2,678	1,465
Reserve for loss on repurchased loans	736	2,031
Federal net operating losses	471	571
State net operating losses	759	871
Federal income tax credits	27,087	27,550
Unrealized loss on securities available-for-sale	10,046	—
Deferred loan fees	2,446	—
Amortization of intangible assets	1,101	732
Prior year state tax deduction	1,272	1,527
Other deferred tax assets	3,456	3,468
Total deferred tax assets	71,114	56,292
Deferred tax liabilities:
Investments in partnerships	(5,317)	(237)
Mortgage servicing rights	(520)	(9,337)
Deferred loan fees and costs	(8,528)	(7,005)
Depreciation on premises and equipment	(4,710)	(3,797)
Unrealized gain on securities available-for-sale	—	(2,368)
Other deferred tax liabilities	(2,635)	(2,474)
Total deferred tax liabilities	(21,710)	(25,218)
Valuation allowance	—	—
Net deferred tax assets	$49,404	$31,074
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the reversal of its taxable temporary differences, the existence of its historical earnings, the amounts of future projected earnings as well as the tax expiration periods of its income tax credits. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, the Company recorded no valuation allowance against net deferred tax assets at December 31, 2018 and 2017, respectively. Based on this analysis, management determined that it was more likely than not the Company believes it will generate sufficient future taxable income to realize net deferred tax assets.

During the year ended December 31, 2018, estimated taxable income before utilization of NOLs of $64.5 million allowed the Company to utilize $474 thousand and $1.4 million, respectively, of federal and state NOLs (representing approximately 16.8 percent of the total NOLs included in the Company’s deferred tax assets), $9.6 million of alternative energy investment tax credits, $400 thousand of Federal research credits, and $500 thousand of state research tax credits. The Company believes that the utilization of a significant portion of tax credits in 2018, along with the Company’s projection of future taxable income should be considered significant positive evidence that the deferred tax assets for income tax credits will be realized in future periods prior to their expiration dates.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.2 million and $1.0 million, respectively, at December 31, 2018 and 2017. The Company does not believe that the unrecognized tax benefits will change within the next twelve months. As of December 31, 2018, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $1.0 million.
At December 31, 2018 and 2017, the Company had no accrued interest or penalties, respectively. The table below summarizes the activity related to the Company's unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Beginning balance	$1,047	$—	$—
Increase related to prior year tax positions	—	867	—
Increase in current year tax positions	180	180	—
Ending balance	$1,227	$1,047	$—
In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified on the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2015. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2014 (other state income and franchise tax statutes of limitations vary by state).
The Company accounts for qualified affordable housing investments under the proportional amortization method. The gross investments in these limited partnerships amounted to $29.3 million and the unfunded portion was $11.5 million at December 31, 2018. The balances of these investments were $20.0 million and $22.0 million as of December 31, 2018 and 2017, respectively. The Company utilized $1.9 million of tax deductions from these investments in 2018, but the $1.8 million of low income housing tax credits generated in 2018 were limited and not utilized in 2018. Thus, there were $2.7 million and $849 thousand of unused tax credit carryforwards as of December 31, 2018 and 2017, respectively. Investment book proportional amortization amounted to $2.0 million, $1.4 million and $394 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
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

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Balance at beginning of year	$6,306	$7,974	$9,700
Initial provision for loan repurchases	126	1,622	3,942
Subsequent change in the reserve	(2,488)	(1,812)	(3,352)
Utilization of reserve for loan repurchases	(1,438)	(2,238)	(2,316)
Other adjustments	—	760	—
Balance at end of year	$2,506	$6,306	$7,974

During the year ended December 31, 2018, reserve for loss on repurchased loans decreased by $3.8 million. During the year ended December 31, 2018, approximately $1.5 million of the decrease was due to portfolio run-off and repurchase settlement activities.

The Company believes that its obligations for mortgage loan repurchases or loss reimbursements were adequately reserved for at December 31, 2018.
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
The net gains (losses) relating to these derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations, were $0, $(12.4) million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had no outstanding derivative instruments related to mortgage banking activities.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back agreements are intended to offset each other and allow the Company to retain the credit risk of the transaction with its customer in exchange for a fee. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income on the Consolidated Statements of Operations. During the years ended December 31, 2018, 2017 and 2016, changes in fair value recorded through Other Income on the Consolidated Statements of Operations were insignificant.

Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statement of Financial Condition. At December 31, 2018 and 2017, the Company had no outstanding foreign exchange contracts.
The following table presents the notional amount and fair value of derivative instruments included in other assets and other liabilities on the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	December 31,
	2018		2017
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in assets:
Interest rate swaps and cap on loans	$103,812	$1,534	$70,486	$1,005
Total included in assets	$103,812	$1,534	$70,486	$1,005
Included in liabilities:
Interest rate swaps and caps on loans	$103,812	$1,600	$70,486	$1,033
Total included in liabilities	$103,812	$1,600	$70,486	$1,033
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

NOTE 16 – EMPLOYEE STOCK COMPENSATION

On May 31, 2018 (the Effective Date), the Company's stockholders approved the Company's 2018 Omnibus Stock Incentive
Plan (2018 Omnibus Plan). As of the Effective Date, the Company discontinued granting awards under the Company’s 2013
Omnibus Incentive Plan (2013 Omnibus Plan) or any prior equity incentive plans and future stock-based compensation awards to its directors and employees will be made pursuant to the 2018 Omnibus Plan. The 2018 Omnibus Plan provides that the maximum number of shares that will be available for awards is 4,417,882, which represents the number of shares that were available for new awards under the 2013 Omnibus Plan immediately prior to the Effective Date. As of December 31, 2018,
4,346,189 shares were available for future awards.
On December 28, 2017, the Company initiated the termination of the Banc of California Capital and Liquidity Enhancement
Employee Compensation Trust, a Maryland statutory trust (the SECT), which was established to fund employee stock compensation and benefit obligations of the Company. The termination of the SECT was completed during the quarter ended
September 30, 2018. See Note 17 for additional information.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Stock options	$174	$360	$531
Restricted stock awards and units	6,391	11,732	11,398
Stock appreciation rights	—	42	18
Total stock-based compensation expense	$6,565	$12,134	$11,947
Related tax benefits	$1,929	$5,078	$4,963
The following table presents unrecognized stock-based compensation expense as of December 31, 2018:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$148	1.4 years
Restricted stock awards and restricted stock units	9,037	2.2 years
Total	$9,185	2.2 years
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

	Year Ended December 31,
($ in thousands, except per share data)	2018	2017	2016
Granted date fair value of options granted	$—	$—	$1,630
Fair value of options vested	$160	$611	$497
Total intrinsic value of options exercised	$96	$3,747	$722
Cash received from options exercised	$—	$2,043	$—
Weighted-average estimated fair value per share of options granted	$—	$—	$5.09
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
The following table presents a summary of weighted-average assumptions used for calculating fair value options for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—%	—%	3.57%
Expected volatility	—%	—%	43.30%
Expected term	0.0 years	0.0 years	6.5 years
Risk-free interest rate	—%	—%	1.61%
The following table represents stock option activity and weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	210,973	$13.99	968,591	$13.95	960,879	$12.86
Granted	—	$—	—	$—	320,000	$16.78
Cash settled	—	$—	—	$—	55,826	$14.33
Exercised	(24,000)	$17.50	(488,281)	$12.53	(51,666)	$11.48
Forfeited	—	$—	(269,337)	$16.49	(202,743)	$13.84
Expired	—	$—	—	$—	(2,053)	$13.88
Outstanding at end of year	186,973	$13.54	210,973	$13.99	968,591	$13.95
Exercisable at end of year	123,125	$13.67	105,541	$14.68	449,655	$12.68
The following table represents changes in unvested stock options and related information as of and for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	105,432	$13.31	518,936	$15.04	566,266	$12.99
Granted	—	$—	—	$—	320,000	$16.77
Vested	(41,584)	$13.32	(174,833)	$14.10	(170,837)	$12.81
Forfeited	—	$—	(238,671)	$16.50	(196,493)	$13.86
Outstanding at end of year	63,848	$13.30	105,432	$13.31	518,936	$15.04

The following table presents a summary of stock options outstanding as of December 31, 2018:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
$10.90 to $11.88	7,344	$17,699	$10.90	5.5 years	6,240	$15,038	$10.90	5.5 years
$11.88 to $12.86	—	—	$—	0.0 years	—	—	$—	0.0 years
$12.86 to $13.84	163,464	2,320	$13.44	6.1 years	100,720	1,200	$13.50	6.0 years
$13.84 to $14.82	—	—	$—	0.0 years	—	—	$—	0.0 years
$14.82 to $15.82	16,165	—	$15.81	2.5 years	16,165	—	$15.81	2.5 years
Total	186,973	$20,019	$13.54	5.8 years	123,125	$16,238	$13.67	5.5 years

Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity as of and for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share
Outstanding at beginning of year	911,633	$18.73	1,417,144	$16.16	1,516,361	$12.40
Granted (1)	650,676	$18.89	859,722	$20.81	1,711,968	$17.99
Vested (2)	(415,994)	$18.65	(854,031)	$15.95	(758,999)	$13.12
Forfeited (3)	(312,714)	$18.54	(511,202)	$17.80	(1,052,186)	$13.92
Outstanding at end of year	833,601	$18.96	911,633	$18.73	1,417,144	$16.16

(1)	The number of granted shares includes aggregate performance-based shares/units of 306,801, 152,709 and 602,671, respectively, for the years ended December 31, 2018, 2017 and 2016.

(2)	The number of vested shares includes aggregate performance-based shares/units of 44,817, 10,000 and 0, respectively, for the years ended December 31, 2018, 2017 and 2016

(3)	The number of forfeited shares includes aggregate performance-based shares/units of 86,936, 107,545 and 615,223, respectively, for the years ended December 31, 2018, 2017 and 2016.
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
The following table represents SARs activity and the weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	1,559,012	$11.60	1,559,047	$11.60	1,561,681	$11.60
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	—	$—	(35)	$10.09	(2,634)	$10.09
Outstanding at end of year	1,559,012	$11.60	1,559,012	$11.60	1,559,047	$11.60
Exercisable at end of year	1,559,012	$11.60	1,559,012	$11.60	1,550,978	$11.61
The following table represents changes in unvested SARs and related information as of and for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	—	$—	8,069	$10.09	25,963	$10.09
Granted	—	$—	—	$—	—	$—
Vested	—	$—	(8,034)	$10.09	(15,260)	$10.09
Forfeited	—	$—	(35)	$10.09	(2,634)	$10.09
Outstanding at end of year	—	$—	—	$—	8,069	$10.09

NOTE 17 – EMPLOYEE BENEFIT PLANS
The Company has a 401(k) plan whereby all employees generally can participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes an enhanced safe-harbor matching contribution equal to 100 percent of the first 4 percent of the employee’s deferral rate not to exceed 4 percent of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.
For the years ended December 31, 2018, 2017 and 2016, expense attributable to 401(k) plans amounted to $2.1 million, $3.1 million and $3.9 million, respectively.
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
Employee Equity Ownership Plan
The Company established the Employee Equity Ownership Plan (EEOP) effective October 15, 2013 for the benefit of employees. The EEOP is administered under the Company’s 2013 Omnibus Stock Incentive Plan and the awards thereunder are issued upon the terms and conditions and subject to the restrictions of the Company’s 2013 Omnibus Stock Incentive Plan. The EEOP provides that employees eligible to receive restricted stock awards or units under the EEOP are any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program, with grants generally vesting in five equal annual installments beginning on the first anniversary of the date of grant. After evaluation of all then-current equity plans, the Company discontinued the Employee Equity Ownership Program (“EEOP”) effective January 1, 2018.  On April 2, 2018, all final stock awards due under the EEOP were granted to eligible employees, including employees who were eligible for a five-year service award during 2018 calendar year.
The Company issued 72,561, 35,016 and 98,693 shares with respect to restricted stock awards and units under the EEOP for the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, there were 83,900 unvested shares of restricted stock and restricted stock units with an unrecognized stock-based compensation expense of $1.5 million.
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
At September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, in accordance with Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000, 130,000, and 40,000 shares, respectively, had been exercised, resulting in issuances of 25,051 and 64,962 shares of the Company's voting common stock and 75,875, 77,376 and 23,237 shares of the Company's non-voting common stock, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $8.80, $8.72, $8.66, $8.61 and $8.55 per share, respectively. As a result of these exercises, Jason Sugarman no longer holds any warrants to purchase shares of the Company’s stock. During the three months ended June 30, 2018, based on additional documentation received from Jason Sugarman, it was determined that Jason Sugarman was eligible to receive voting common stock under the terms of the transferred warrant for the exercises that previously occurred on March 31, 2017, June 30, 2017 and September 30, 2017. Accordingly, on June 6, 2018, an aggregate of 176,488 shares of the Company's non-voting common stock owned by Jason Sugarman were canceled and he was issued 176,488 shares of the Company's voting common stock in lieu thereof.
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
On December 27, 2017, March 30, 2018 and June 29, 2018, the Company was notified that the living trust for Steven A. Sugarman and his spouse purportedly transferred warrants with respect to 130,000 shares, with a last exercisable date of December 31, 2017, 130,000 shares with a last exercisable date of March 31, 2018 and 130,000 shares with a last exercisable date of June 30, 2018, respectively, to a separate entity, Sugarman Family Partners. In accordance with the irrevocable election to exercise previously submitted by the living trust for Steven A. Sugarman and his spouse, the Company considered these transferred warrants to have been exercised with respect to 130,000 shares on December 31, 2017, 130,000 shares on March
31, 2018 and 130,000 shares on June 30, 2018, respectively, resulting in the issuance of 77,413, 72,159, and 73,543 shares of the Company's non-voting common stock, respectively, on December 31, 2017, April 2, 2018 and July 2, 2018, respectively. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.49 per share, $8.44 per share and $8.38 per share, respectively. As a result of these exercises, none of these warrants remain outstanding.
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
Under the terms of the respective warrants, the warrants were exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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

	December 31,
	2018			2017
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series C 8.00% non-cumulative perpetual	—	$—	$—	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	240,000	$240,000	$231,128	280,250	$280,250	$269,071
On September 17, 2018, the Company completed the redemption of all 40,250 outstanding shares of the Company's 8.00 percent Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), which resulted in the simultaneous redemption of all 1,610,000 of the outstanding related depositary shares (Series C Depository Shares), each representing a
1/40th interest in a share of Series C Preferred Stock, at a redemption price of the liquidation amount of $1,000 per share of
Series C Preferred Stock (equivalent to $25 per Series C Depository Share). The redemption price represented an aggregate amount of $40.3 million and did not accrue interest from and following the regularly scheduled dividend payment date of
September 15, 2018. Deferred stock issuance costs of $2.3 million originally recorded as a reduction to preferred stock upon issuance of the Series C Preferred Stock were reclassified to retained earnings and resulted in a one-time, non-cash reduction to net income allocated to common stockholders. This affected the computation of basic and diluted earnings per common share for the year ended December 31, 2018. See Note 21 for additional information.
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
Change in Accumulated Other Comprehensive Income (Loss)
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of tax effect as a component of stockholders' equity. Reclassifications from AOCI are recorded on the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Unrealized gain (loss) on securities available-for -sale
Balance at beginning of period	$5,227	$(9,042)	$(2,995)
Unrealized (loss) gain arising during the period	(40,476)	16,334	19,097
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	21,990	—
Reclassification adjustment from other comprehensive income	(5,532)	(14,768)	(29,405)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	3,252	—	—
Tax effect of current period changes	12,916	(9,287)	4,261
Total changes, net of taxes	(29,840)	14,269	(6,047)
Reclassification of stranded tax effects to retained earnings	496	—	—
Balance at end of period	$(24,117)	$5,227	$(9,042)

NOTE 19 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and a capital restoration plan is required. At December 31, 2018, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Banc of California, Inc.
Total risk-based capital	$977,342	13.71%	$570,368	8.00%	N/A	N/A
Tier 1 risk-based capital	910,528	12.77%	427,776	6.00%	N/A	N/A
Common equity tier 1 capital	679,400	9.53%	320,832	4.50%	N/A	N/A
Tier 1 leverage	910,528	8.95%	407,145	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,120,122	15.71%	$570,382	8.00%	$712,977	10.00%
Tier 1 risk-based capital	1,053,308	14.77%	427,786	6.00%	570,382	8.00%
Common equity tier 1 capital	1,053,308	14.77%	320,840	4.50%	463,435	6.50%
Tier 1 leverage	1,053,308	10.36%	406,694	4.00%	508,368	5.00%
December 31, 2017
Banc of California, Inc.
Total risk-based capital	$1,002,200	14.56%	$550,499	8.00%	N/A	N/A
Tier 1 risk-based capital	949,151	13.79%	412,874	6.00%	N/A	N/A
Common equity tier 1 capital	682,539	9.92%	309,656	4.50%	N/A	N/A
Tier 1 leverage	949,151	9.39%	404,339	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,131,057	16.56%	$546,359	8.00%	$682,949	10.00%
Tier 1 risk-based capital	1,078,008	15.78%	409,769	6.00%	546,359	8.00%
Common equity tier 1 capital	1,078,008	15.78%	307,327	4.50%	443,917	6.50%
Tier 1 leverage	1,078,008	10.67%	404,060	4.00%	505,074	5.00%

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule were phased in through 2019. The final provision related to this follows implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5 percent above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement was phased in, beginning on January 1, 2016 at 0.625 percent, with additional 0.625 percent increments annually, and became fully phased in at 2.50 percent on January 1, 2019. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. A banking organization with a buffer of less than the required amount is subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5 percent or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2018, the Bank had $104.3 million available to pay dividends to the Company without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. In addition to dividends on its preferred stock, the Company declared and paid dividends on its common stock of $0.13 per share for each of the quarters of 2018. The Bank paid dividends of $94.3 million to Banc of California, Inc. during the year ended December 31, 2018.

NOTE 20 – VARIABLE INTEREST ENTITIES
The Company holds ownership interests in alternative energy partnerships, qualified affordable housing partnerships, and held an interest in the SECT prior to the termination of the SECT. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest.
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
While the Company's interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, the Company has determined that the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As the Company is not the primary beneficiary, the Company did not consolidate the entities. The Company uses the Hypothetical Liquidation at Book Value (HLBV) method to account for these investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, the Company uses the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned.
During the years ended December 31, 2018 and 2017, The Company funded $0 and $55.4 million, respectively, and recognized a loss on investment of $5.0 million and $30.8 million, respectively, through its HLBV application. As a result, the balance of its investments was $29.0 million and $48.8 million, respectively, at December 31, 2018 and 2017. During the year ended December 31, 2017, the Company completed the funding on one of its investments. While the Company had committed $100.0 million to the investment, the amount that was drawn down and funded by the Company was $62.8 million and the remaining $37.2 million of the commitment was canceled. During the three months ended June 30, 2018, the Company reached the completion deadline of its remaining investment. While the Company had committed $100.0 million to that investment, the amount that was drawn down and funded by the Company was $49.9 million, of which $1.0 million was unused and returned to the Company, and the remaining $50.1 million of commitment was canceled.
From an income tax benefit perspective, the Company recognized investment tax credits of $9.6 million and $38.2 million, respectively, as well as income tax benefits relating to the recognition of its loss through its HLBV application during the years ended December 31, 2018 and 2017.
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the alternative energy partnerships as of the dates indicated:

	December 31,
($ in thousands)	2018	2017
Cash	$3,012	$16,518
Equipment, net of depreciation	259,464	246,297
Other assets	4,470	2,444
Total unconsolidated assets	$266,946	$265,259
Total unconsolidated liabilities	$6,269	$7,181
Maximum loss exposure	$28,988	$98,910

The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in the alternative energy partnerships are deemed worthless is $29.0 million, which is the Company's recorded investment amount at December 31, 2018.
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
The Company funded $4.1 million, $4.5 million and $104 thousand, respectively, into these partnerships and recognized proportional amortization expense of $2.0 million, $1.4 million and $394 thousand, respectively, during the years ended December 31, 2018, 2017 and 2016. As a result, the balance of these investments was $20.0 million and $22.0 million, respectively, at December 31, 2018 and 2017. As of December 31, 2018, the Company had funded $17.8 million of its $29.3 million aggregated funding commitments. The Company had an unfunded commitment of $11.5 million at December 31, 2018. From an income tax benefit perspective, the Company recognized investment tax credits of $1.9 million, $849 thousand and $435 thousand, respectively, during the years ended December 31, 2018, 2017 and 2016. The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $20.0 million, which is the Company's recorded investment amount at December 31, 2018. The recorded investment amount is included in Other Assets on the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax (Benefit) Expense on the Consolidated Statements of Operations.
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

NOTE 21 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
($ in thousands, except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$41,732	$415	$42,147	$53,136	$338	$53,474	$86,500	$240	$86,740
Less: income allocated to participating securities	—	—	—	(309)	(2)	(311)	(2,268)	(6)	(2,274)
Less: participating securities dividends	(803)	(8)	(811)	(806)	(5)	(811)	(757)	(2)	(759)
Less: preferred stock dividends	(19,312)	(192)	(19,504)	(20,322)	(129)	(20,451)	(19,859)	(55)	(19,914)
Less: impact of preferred stock redemption	(2,284)	(23)	(2,307)	—	—	—	—	—	—
Income from continuing operations allocated to common stockholders	19,333	192	19,525	31,699	202	31,901	63,616	177	63,793
Income from discontinued operations	3,292	33	3,325	4,208	27	4,235	28,597	79	28,676
Net income allocated to common stockholders	$22,625	$225	$22,850	$35,907	$229	$36,136	$92,213	$256	$92,469
Weighted-average common shares outstanding	50,125,132	498,090	50,623,222	49,936,627	317,968	50,254,595	46,699,050	129,413	46,828,463
Add: Dilutive effects of restricted stock units	135,644	—	135,644	72,655	—	72,655	218,121	—	218,121
Add: Dilutive effects of stock options	39,036	—	39,036	159,734	—	159,734	197,435	—	197,435
Add: Dilutive effects of warrants	53,692	—	53,692	332,806	—	332,806	394,086	—	394,086
Average shares and dilutive common shares	50,353,504	498,090	50,851,594	50,501,822	317,968	50,819,790	47,508,692	129,413	47,638,105
Basic earnings per common share
Income from continuing operations	$0.38	$0.38	$0.38	$0.64	$0.64	$0.64	$1.36	$1.36	$1.36
Income from discontinued operations	0.07	0.07	0.07	0.08	0.08	0.08	0.61	0.61	0.61
Net income	$0.45	$0.45	$0.45	$0.72	$0.72	$0.72	$1.97	$1.97	$1.97
Diluted earnings per common share
Income from continuing operations	$0.38	$0.38	$0.38	$0.63	$0.64	$0.63	$1.34	$1.36	$1.34
Income from discontinued operations	0.07	0.07	0.07	0.08	0.08	0.08	0.60	0.61	0.60
Net income	$0.45	$0.45	$0.45	$0.71	$0.72	$0.71	$1.94	$1.97	$1.94
For the years ended December 31, 2018, 2017, and 2016, there were 0, 145,349, and 0 restricted stock units, respectively, and 267,834, 59,178 and 272,878 stock options, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance sheet risk was as follows for the dates indicated:

	December 31,
	2018		2017
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$2,167	$288,770	$1,851	$335,654
Unused lines of credit	1,514	1,119,158	19,085	1,309,170
Letters of credit	1,266	8,561	1,050	12,976

(1)	Included no commitments to extend credit related to discontinued operations at December 31, 2018 and 2017.
Commitments to extend credit are generally made for periods of 30 days or less.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of December 31, 2018, the Bank has paid $15.3 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.7 million as of December 31, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
The Company had unfunded commitments of $11.5 million, $8.8 million, and $501 thousand for Affordable Housing Fund Investment, SBIC, and Other Investments at December 31, 2018, respectively.
NOTE 23 – RESTRUCTURING
On June 26, 2018, the Company announced a reduction in force to the Company’s workforce by approximately 9% of total staffing. In addition, the Company reduced the use of third party advisors during the third and fourth quarters of 2018, with each of these actions intended to align the Company’s cost structure with its focused commercial banking platform. The plan was fully completed during the fourth quarter of 2018. The Company incurred severance-related costs in 2018 aggregating $4.4 million, pre-tax, related to the reduction in force.
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
The Company had outstanding unpaid accrued liabilities of $117 thousand and $202 thousand, respectively, at December 31, 2018 and 2017. The following table presents activities in accrued liabilities and related expenses for the restructuring as of or for the years ended December 31, 2018 and 2017, respectively:

	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
As of or For the Year Ended December 31, 2018
Balance at beginning of period				$202
Accrual:
Severance and other employee related costs	$4,431	$—	$4,431	4,431
Total	$4,431	$—	$4,431	4,431
Payments:
Severance and other employee related costs				(4,516)
Other restructuring expense				—
Total				$(4,516)
Balance at end of period				$117
As of or For the Year Ended December 31, 2017
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,326	$2,899	$8,225	8,225
Other restructuring expense	—	895	895	895
Total	$5,326	$3,794	$9,120	9,120
Payments:
Severance and other employee related costs				(8,023)
Other restructuring expense				(895)
Total				$(8,918)
Balance at end of period				$202

NOTE 24 - REVENUE RECOGNITION
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Noninterest Income
In scope of Topic 606
Deposit Service Fees	$3,000	$2,947	$2,567
Debit Card Fees	659	1,698	1,873
Investment Commissions	1,625	1,893	1,877
Other	320	31	5
Noninterest Income (in-scope of Topic 606)	5,604	6,569	6,322
Noninterest Income (out-of-scope of Topic 606)	18,311	38,101	92,308
Total Noninterest Income	$23,915	$44,670	$98,630

The Company does not typically enter into long-term revenue contracts with customers. As of December 31, 2018 and 2017, the Company did not have any significant contract balances. As of December 31, 2018, the Company did not capitalize any contract acquisition costs.
NOTE 25 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2018 and 2017, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2018, 2017, and 2016 are presented below:
Condensed Statements of Financial Condition

	December 31,
($ in thousands)	2018	2017
ASSETS
Cash and cash equivalents	$25,256	$40,496
Other assets	13,746	13,366
Investment in subsidiaries	1,088,658	1,146,788
Total assets	$1,127,660	$1,200,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, net	173,174	172,941
Accrued expenses and other liabilities	8,952	15,401
Stockholders’ equity	945,534	1,012,308
Total liabilities and stockholders’ equity	$1,127,660	$1,200,650

Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Income
Dividends from subsidiaries	$94,250	$18,000	$57,505
Interest income on loans	—	—	5
Gain on sale of subsidiary	—	—	3,694
Other operating income	76	2,285	3,973
Total income	94,326	20,285	65,177
Expenses
Interest expense for notes payable and other borrowings	9,421	10,764	12,703
Provision for loan and lease losses	—	13	—
Loss on investments in alternative energy partnerships, net	—	8,493	31,510
Other operating expense	19,507	37,201	23,730
Total expenses	28,928	56,471	67,943
Income (loss) before income taxes and equity in undistributed (loss) earnings of subsidiaries	65,398	(36,186)	(2,766)
Income tax benefit	(9,017)	(31,453)	(52,989)
Income (loss) before equity in undistributed earnings of subsidiaries	74,415	(4,733)	50,223
Equity in undistributed (losses) earnings of subsidiaries	(28,943)	62,442	65,193
Net income	$45,472	$57,709	$115,416

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$45,472	$57,709	$115,416
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed losses (earnings) of subsidiaries	28,943	(62,442)	(65,193)
Stock-based compensation expense	2,814	2,520	5,080
Amortization of debt issuance cost	233	247	704
Debt redemption costs	—	—	2,737
Gain on sale of subsidiary	—	—	(3,694)
Deferred income tax (benefit) expense	(30,188)	14,604	4,538
Loss on investments in alternative energy partnerships, net	—	8,493	31,510
Net change in other assets and liabilities	35,591	(12,957)	(14,972)
Net cash provided by operating activities	82,865	8,174	76,126
Cash flows from investing activities:
Loan purchases from bank and principal collections, net	—	—	221
Proceeds from sale of subsidiary	—	—	259
Capital contribution to bank subsidiary	—	—	(195,000)
Capital contribution to non-bank subsidiary	—	—	(25)
Investments in alternative energy partnerships	—	(3,712)	(57,149)
Net cash used in investing activities	—	(3,712)	(251,694)
Cash flows from financing activities:
Net (decrease) increase in other borrowings	—	(68,000)	68,000
Net proceeds from issuance of common stock	—	—	175,078
Net proceeds from issuance of preferred stock	—	—	120,255
Redemption of preferred stock	(40,250)	—	(42,000)
Redemption of senior notes	—	—	(84,750)
Payment of junior subordinated amortizing notes	—	(2,684)	(5,078)
Cash settlements of stock options	—	—	(359)
Proceeds from exercise of stock options	—	2,043	—
Restricted stock surrendered due to employee tax liability	(2,366)	(6,824)	(4,436)
Dividend equivalents paid on stock appreciation rights	(810)	(810)	(742)
Dividends paid on common stock	(32,725)	(25,707)	(21,844)
Dividends paid on preferred stock	(21,954)	(20,451)	(19,630)
Net cash (used in) provided by financing activities	(98,105)	(122,433)	184,494
Net change in cash and cash equivalents	(15,240)	(117,971)	8,926
Cash and cash equivalents at beginning of year	40,496	158,467	149,541
Cash and cash equivalents at end of year	$25,256	$40,496	$158,467
Supplemental disclosure of noncash activities:
Reclassification of stranded tax effects to retained earnings	$496	$—	$—

NOTE 26 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests and to the Bank's affiliated entities. Excluding the loan amounts described in detail below, loans outstanding to persons who were executive officers and directors during the year ended at December 31, 2018 and 2017, and their related interests as well as to the Bank's affiliated entities amounted to $0 and $249 thousand, respectively, at December 31, 2018 and 2017, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.
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
Deposits from executive officers, directors, and their related interests amounted to $11.1 million and $2.2 million at December 31, 2018 and 2017, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
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
During the year ended December 31, 2018, indemnification costs paid by the Company included $415 thousand incurred by the Company's General Counsel Emeritus John Grosvenor; $854 thousand incurred by director Halle J. Benett; $854 thousand incurred by director Jonah F. Schnel; and $854 thousand incurred by director Robert Sznewajs. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the year ended December 31, 2018.
During the year ended December 31, 2017, indemnification costs paid by the Company included $501 thousand incurred by the Company's General Counsel Emeritus John Grosvenor. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the year ended December 31, 2017.
Company’s Sale of Shares to and Purchase of Shares from SECT. As reported in a Schedule 13G filed with the SEC on February 13, 2017, Evercore Trust Company, as trustee of the SECT (which was later succeeded as trustee by Newport Trust Company, N.A.), beneficially owned 2,500,000 shares of the Company’s voting common stock as of December 31, 2016, which Evercore Trust Company stated represented more than 5 percent of the total number of shares of the Company’s voting common stock outstanding as of that date. These shares were sold by the Company to the SECT on August 3, 2016 when the Company originally established the SECT. On December 28, 2017, in order to effectuate the early termination of the SECT, the Company purchased the 2,500,000 shares of voting common stock held by the SECT, all as more fully described in Note 18. As reported in a Schedule 13G amendment filed with the SEC on February 2, 2018, Evercore Trust Company reported that as of December 31, 2017, it no longer beneficially owned shares of the Company’s voting common stock.
Sabal Loan. On September 5, 2017 John A. Bogler became the Chief Financial Officer of the Company and the Bank. Mr. Bogler is a founding member, and since 2015 and up until his employment with the Company, was a board member and Chief Financial Officer, of Sabal Capital Partners, LLC. Sabal Capital Partners, LLC is the sole owner of Sabal Opportunities Fund I, LLC, which in turn is the sole owner of Sabal TL1, LLC (together, Sabal). As of September 1, 2018, Mr. Bogler had completely divested his ownership in Sabal. Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $40.0 million effective June 11, 2017, to Sabal TL1, LLC, with a maximum funding amount of

$100.0 million in certain situations. On June 6, 2018, the revolving repurchase facility was extended for 90 days beyond its original maturity date of June 10, 2018. The repurchase facility's outstanding balance was $3.5 million before it was completely paid off in August 2018. The extension was not renewed and expired on September 10, 2018.
Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal were purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility were secured by commercial mortgage loans that had a market value in excess of the balance of the advances under the facility. During the years ended December 31, 2018 and 2017, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $32.5 million and $94.7 million, respectively. The amount outstanding as of December 31, 2018 and 2017 was $0.0 million and $23.6 million, respectively.
Interest on the outstanding balance under the Sabal repurchase facility accrued at the six month LIBOR rate plus a margin. $210.4 million and $600.4 million in principal, respectively, and $370 thousand and $1.1 million, respectively, in interest was paid by Sabal on the facility to the Bank during the years ended December 31, 2018 and 2017.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016, and acted as financial advisor for the Company's sale of its Commercial Equipment Finance Division in 2016. Halle J. Benett, a director of the Company and the Bank, was employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. until August 31, 2016 and received compensation for certain deals that closed subsequent to August 31, 2016 that he originated or actively managed (none involving the Company or the Bank). In addition, Mr. Benett agreed to provide unpaid consulting services to Keefe, Bruyette & Woods, Inc., for a small number of transactions (none involving the Company or the Bank) through December 31, 2016.
The details of the financial advisory services are as follows:

•
On October 27, 2016, the Company sold its Commercial Equipment Finance Division to Hanmi Bank, a wholly- owned subsidiary of Hanmi Financial Corporation (Hanmi). Beginning on February 1, 2016, Keefe, Bruyette & Woods provided financial advisory and investment banking services to the Company with respect the possible sale of the division and, contingent upon the closing of the sale, received a non-refundable contingent fee from the Company of $516 thousand (less expenses, the amount was $500 thousand).

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

Legion Affiliates. As reported in a Schedule 13D amendment filed with the SEC on May 23, 2017, Legion Partners Asset Management, LLC (Legion Partners), Legion Partners, L.P. I, Legion and its affiliates (collectively, the Legion Group) beneficially owned 2,938,679 shares of the Company’s voting common stock as of May 19, 2017, which the Legion Group reported represented 5.6 percent of the Company’s total shares outstanding. As reported in a Schedule 13D amendment filed with the SEC on April 26, 2018, the Legion Group beneficially owned 2,439,751 shares of the Company’s voting common stock as of that date, which the Legion Group reported represented 4.8 percent of the Company’s total shares outstanding. According to a Form 13-F filed with the SEC on February 14, 2019, the Legion Group no longer held any shares of the Company’s voting common stock as of December 31, 2018.
Cooperation Agreement. On March 13, 2017, the Company entered into a cooperation agreement with the Legion Group (the Legion Group Cooperation Agreement). Under the terms of such agreement, among other things:

•	The Legion Group agreed to irrevocably withdraw its notice of director nomination and submission of a business proposal.

•
The Company agreed to conduct a search for two additional independent directors in collaboration with the Legion Group. In accordance with this provision, following a search initiated by the Company Board and (following entry into the Legion Group Cooperation Agreement) conducted in consultation with Legion Group, the Company Board appointed Mary A. Curran and Bonnie G. Hill as new independent directors, for terms that became effective on June 9, 2017 at the conclusion of the Company's 2017 Annual Meeting of Stockholders. Ms. Curran is serving as a Class I director, for a term to expire at the Company’s 2019 Annual Meeting of Stockholders. Dr. Hill's initial term as a director expired at the Company's 2018 Annual Meeting of Stockholders, at which she was re-elected for a one year term to expire at the Company’s 2019 Annual Meeting of Stockholders. Simultaneously with the effectiveness of their appointments to the Company Board, each of Ms. Curran and Dr. Hill was appointed as a director of the Bank.

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
PL Capital Affiliates. As reported in a Schedule 13D amendment filed with the SEC on February 10, 2017, PL Capital Advisors, LLC (PL Capital Advisors) and certain of its affiliates (collectively, the PL Capital Group) owned 3,427,219 shares of the Company’s voting common stock as of February 7, 2017, which the PL Capital Group reported represented 6.9 percent of the Company’s total shares outstanding.
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

Patriot Affiliates. As reported in a Schedule 13D amendment filed with the SEC on November 10, 2014, Patriot’s last public filing reporting ownership of the Company’s securities, Patriot Financial Partners, L.P. (together with its affiliates referred to as Patriot Partners) owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot Partners reported represented 9.3 percent of the Company’s outstanding voting common stock as of that date. For the details of the transaction in which Patriot Partners acquired certain of these shares, see “Securities Purchase Agreement with Patriot” below. As indicated below, W. Kirk Wycoff, a managing partner of Patriot Partners, was appointed to the Boards of Directors of the Company and the Bank. On December 6, 2018 Mr. Wycoff filed a Form 4 with the SEC which reported total holdings for Patriot Partners of 1,461,945 shares.
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
During the year ended December 31, 2018, indemnification costs paid by the Company included $8.5 million incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $497 thousand incurred by the Bank’s former Management Vice Chair Jeffrey T. Seabold; $400 thousand jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; $292 thousand incurred by the Bank’s former director Cynthia Abercrombie; and $854 thousand incurred by the Company’s former director Jeffrey Karish. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the year ended December 31, 2018.
During the year ended December 31, 2017 (excluding indemnification costs paid in January 2017), indemnification costs paid by the Company included $3.0 million incurred by Mr. Sugarman; $1.4 million incurred by Mr. Seabold; $631 thousand jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; and $509 thousand incurred by the Company’s former director Chad Brownstein. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the year ended December 31, 2017 (excluding fees paid in January 2017).
For the year ended December 31, 2016, indemnification costs incurred under the arrangement described above (which were paid in January 2017) included $573 thousand incurred by Mr. Sugarman; $57 thousand incurred by Mr. Seabold; $135 thousand incurred jointly by Messrs. Turner and McKinney; and $29 thousand incurred by Mr. Brownstein. Indemnification was paid on behalf of other former executive officers and former directors in lesser amounts for the years ended December 31, 2016 (which were paid in January 2017).
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
Under the Settlement Agreement, which provides for a mutual release of claims and the dismissal of Mr. Seabold’s complaint with prejudice, Mr. Seabold received lump sum cash payments from the Company and the Bank aggregating $4.3 million, less applicable withholdings for the portions of such payments representing employee compensation. Included within this amount are cash payments totaling $576 thousand representing a benefit with respect to Mr. Seabold's unvested stock options and restricted stock awards. Mr. Seabold also received a cash payment of $38 thousand as reimbursement for his premiums for health care coverage for the period October 1, 2017 through March 2019. In addition, in accordance with the Settlement Agreement the Bank paid $650 thousand of attorneys’ fees incurred by Mr. Seabold in connection with his lawsuit and the Settlement Agreement. All the cash payments to Mr. Seabold under the Settlement Agreement were made during the three months ended March 31, 2018. The Settlement Agreement contains certain standstill provisions that, prior to December 31, 2018, generally restrict Mr. Seabold and his affiliates from, among other things, acquiring beneficial ownership of any shares of the Company’s common stock or common stock equivalents to the extent this would result in Mr. Seabold beneficially owning in excess of 4.99 percent of the total number of shares of common stock outstanding, soliciting proxies in opposition to any matter not recommended by the Company’s Board of Directors or in favor of any matter not approved by the Company’s Board of Directors or initiating any stockholder proposal.
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
As of December 31, 2018 and 2017, there were $0 and $23.3 million outstanding advances, respectively, by the Bank under the Stadco Loan. On August 30, 2018, all outstanding advances under Stadco Loan were paid off. The Bank collected $66 thousand and $295 thousand, respectively, in unused loan fees during the years ended December 31, 2018 and 2017. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the years ended December 31, 2018 and 2017, $1.1 million and $325 thousand interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.
As of December 31, 2018 and 2017, there were $0 and $5.4 million outstanding advances, respectively, by the Bank under Team Loan. The Bank collected $22 thousand and $140 thousand, respectively, in unused loan fees during the years ended December 31, 2018 and 2017. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the years ended December 31, 2018 and 2017, $471 thousand and $83 thousand interest, respectively, was paid by Team to the Bank on the Team Loan.
Team obtained a corporate credit card with a $100 thousand line of credit from a third party unaffiliated with the Bank. Effective November 24, 2017, the Bank provided a guaranty for the card by obtaining a standby letter of credit issued by another institution unaffiliated with the Bank in the amount of $100 thousand for the benefit of the issuer of the credit card. This letter of credit had never been drawn upon and was terminated during the quarter ended June 30, 2018.
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
The LAFC Agreements provide that, during the LAFC Term, the Bank has the exclusive right to name the Banc of California Stadium and has the right to be the exclusive provider of financial services to (and the exclusive financial services sponsor of) the Team and Stadco. In connection with its right to name the Banc of California Stadium, the Bank will receive, among other rights, signage (including prominent exterior signage) and related branding rights throughout the exterior and interior of the Banc of California Stadium facility (including exclusive branding rights within certain designated areas and venues within the facility), receives the right to locate a Bank branch within the Banc of California Stadium facility, and the exclusive right to install and operate ATMs in the Banc of California Stadium facility, receives the exclusive right to process payments and provide other financial services (with certain exceptions) throughout the facility. In addition, the Bank receives suite access for LAFC and certain other events held at the Banc of California Stadium and receives certain hospitality, event, media and other rights ancillary to its naming rights relating to the Banc of California Stadium and its sponsorship rights relating to the Team. In conjunction with the LAFC Agreements, the Company decreased its other planned marketing and sponsorship expenses.
In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank (i) paid the Team $10.0 million on March 31, 2017 and (ii) has agreed to pay the following annual aggregate amounts: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising expense beginning in 2018. During the year ended December 31, 2018, the Bank paid $5.3 million for the Team's 2018 MLS season and the related advertising and promotion expense recorded was $6.7 million. As of December 31, 2018, the Bank has paid $15.3 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.7 million as of December 31, 2018, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
As of December 31, 2018 and 2017, the various entities affiliated with LAFC held $19.4 million and $33.1 million, respectively, of deposits at the Bank.
Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP from April 1, 2017 to December 31, 2018. Michelman & Robinson, LLP previously had three outstanding letters of credit with the Bank,which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. All three letters of credit were canceled in February 2018, and none were drawn upon as of December 31, 2017 or subsequent to that date. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.
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
NOTE 27 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of December 31, 2018, the Company accrued $781 thousand for various litigation filed against the Company and the Bank.
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
On September 26, 2017, a shareholder derivative action captioned Gordon v. Sznewajs, Case No. 17-CV-1678, was filed in the United States District Court for the Central District of California against four of the Company’s directors (Robert D. Sznewajs, Halle J. Benett, Jonah F. Schnel and now former director Jeffrey Karish) alleging that they breached their fiduciary duties to the Company. In that action, the Company is a nominal defendant. The complaint seeks monetary and equitable relief on behalf of the Company. The Company believes that the shareholder was required to, but failed to, make a demand on the Company to bring such claims, and that this failure requires dismissal of the action. The Company filed a motion to dismiss on those grounds. Rather than oppose the Company’s motion, plaintiff elected to file an amended complaint. The amended complaint was filed on February 6, 2018, which added Richard J. Lashley, Doug H. Bowers and John Grosvenor as individual defendants, and which added purported claims for gross negligence and unjust enrichment. The Company filed a motion to dismiss the amended complaint. That motion was granted and the action was dismissed on June 22, 2018.
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

NOTE 28 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents the unaudited quarterly results of operations for the year ended December 31, 2018:

	Three Months Ended,
($ in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income	$98,707	$105,185	$107,774	$111,130
Interest expense	27,269	32,421	36,582	40,448
Net interest income	71,438	72,764	71,192	70,682
Provision for loan losses	19,499	2,653	1,410	6,653
Noninterest income	8,582	8,061	4,824	2,448
Noninterest expense	59,800	62,539	60,877	49,569
Income from continuing operations before income taxes	721	15,633	13,729	16,908
Income tax (benefit) expense	(6,353)	1,779	3,301	6,117
Income from continuing operations	7,074	13,854	10,428	10,791
Income from discontinued operations before income taxes	2,044	1,281	924	347
Income tax expense	560	355	256	100
Income from discontinued operations	1,484	926	668	247
Net income	8,558	14,780	11,096	11,038
Dividends on preferred stock	5,113	5,113	4,970	4,308
Impact of preferred stock redemption	—	—	2,307	—
Net income available to common stockholders	$3,445	$9,667	$3,819	$6,730
Basic earnings per common share
Income from continuing operations	$0.03	$0.17	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.19	$0.07	$0.13
Diluted earnings per common share
Income from continuing operations	$0.03	$0.16	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.18	$0.07	$0.13
Basic earnings per class B common share
Income from continuing operations	$0.03	$0.17	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.19	$0.07	$0.13
Diluted earnings per class B common share
Income from continuing operations	$0.03	$0.17	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.19	$0.07	$0.13

The following table presents the unaudited quarterly results of operations for the year ended December 31, 2017:

	Three Months Ended,
($ in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income	$98,842	$96,440	$96,751	$97,157
Interest expense	18,361	20,940	21,715	23,984
Net interest income	80,481	75,500	75,036	73,173
Provision for loan losses	2,583	2,503	3,561	5,052
Noninterest income	14,903	5,707	18,365	5,695
Noninterest expense	89,896	76,319	75,671	66,382
Income from continuing operations before income taxes	2,905	2,385	14,169	7,434
Income tax benefit	(6,471)	(12,753)	(3,939)	(3,418)
Income from continuing operations	9,376	15,138	18,108	10,852
Income (loss) from discontinued operations before income taxes	13,348	(4,991)	(1,958)	765
Income tax expense (benefit)	5,523	(2,110)	(799)	315
Income (loss) from discontinued operations	7,825	(2,881)	(1,159)	450
Net income	17,201	12,257	16,949	11,302
Dividends on preferred stock	5,113	5,113	5,112	5,113
Net income available to common stockholders	$12,088	$7,144	$11,837	$6,189
Basic earnings per common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12
Diluted earnings per common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12
Basic earnings per class B common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12
Diluted earnings per class B common share
Income from continuing operations	$0.08	$0.20	$0.25	$0.11
Income (loss) from discontinued operations	0.15	(0.06)	(0.02)	0.01
Net income	$0.23	$0.14	$0.23	$0.12
NOTE 29 – SUBSEQUENT EVENTS
The Company entered into a new line of credit for $15.0 million on February 14, 2019, which bears interest at LIBOR plus 2% and is scheduled to mature on February 13, 2020.
The Company evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized on the Consolidated Financial Statements as of December 31, 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act)) as of December 31, 2018 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based up that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
The Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018 based on the criteria established in the Company's Internal Control-Integrated Framework (2013).
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP (KPMG), an independent registered public accounting firm, as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm.

/s/ Douglas H. Bowers	/s/ John A. Bogler
Douglas H. Bowers	John A. Bogler
President/Chief Executive Officer	Executive Vice President/Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc.'s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017 , the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP KPMG LLP
Irvine, California
February 28, 2019

Item 9B. Other Information
On February 27, 2019, John C. Grosvenor, who has been employed by the Company as General Counsel Emeritus since his retirement as General Counsel and Corporate Secretary effective May 15, 2018, informed the Company of his intent to retire as General Counsel Emeritus effective April 15, 2019.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Audit Committee and Audit Committee Financial Experts. Information concerning the audit committee of the Company’s Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
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
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Nomination Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(1)
Equity compensation plans approved by security holders	1,745,985	$11.81	4,346,189
Equity compensation plans not approved by security holders	—	$—	—

(1)
The 2018 Omnibus Plan, which is the only equity compensation plan approved by the Company's stockholders under which awards could be made as of December 31, 2018, provides that the maximum number of shares that are available for awards is 4,417,882.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

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
Footnote 11

10.1	Employment Agreement, dated as of April 24, 2017, by and between the Registrant and Douglas H. Bowers	Footnote 12

10.2	Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler	Footnote 13

10.3	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	Footnote 14

10.3A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	Footnote 15

10.3B	Compensation arrangement, dated March 8, 2018, by and among Registrant, Banc of California, National Association, and Hugh F. Boyle	Footnote 40

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	Footnote 16

10.4A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	Footnote 15

10.5	Separation Agreement, dated October 18, 2018, by and among the Registrant, Banc of California, National Association and Jason Pendergist	Footnote 44

10.8	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	Footnote 16

10.8A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	Footnote 16

10.8B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	Footnote 17

10.8C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	Footnote 18

10.8D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 19

10.8E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among the Registrant, Banc of California, National Association, and Steven A. Sugarman	Footnote 20

10.8F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 20

10.8G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	Footnote 21

10.9	Employment Agreement, dated as of March 24, 2016, by and between the Registrant and Brian Kuelbs	Footnote 20

10.9A	Settlement Agreement and Release dated as of December 6, 2017, by and between the Registrant and Brian Kuelbs	Footnote 39

10.10	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	Footnote 23

10.10A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	Footnote 24

10.10B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	Footnote 15

10.10C	Long-Form Settlement Agreement, dated as of February 14, 2018, by and among the Registrant, Banc of California, N.A. and Jeffrey Seabold	Footnote 39

10.11	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	Footnote 15

10.11A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	Footnote 20

10.11B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	Footnote 25

10.12	[Reserved]	Footnote 22

10.13	[Reserved]	Footnote 26

10.14	[Reserved]	Footnote 46

10.15	Registrant’s 2011 Omnibus Incentive Plan	Footnote 27

10.15A	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	Footnote 29

10.16A	[Reserved]	Footnote 47

10.16B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.16C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30

10.16D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.16E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	Footnote 31

10.16F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.16G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18

10.16H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16I	[Reserved]	Footnote 48

10.16J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24

10.16K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	Footnote 24

10.16L	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 39

10.17	Registrant’s 2018 Omnibus Stock Incentive Plan	Footnote 42

10.17A	Form of Incentive Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45

10.17B	Form of Performance-Based Incentive Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45

10.17C	Form of Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45

10.17D	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45

10.17E	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2018 Omnibus Plan	Footnote 45

10.17F	Form of Restricted Stock Agreement under the 2018 Omnibus Plan	Footnote 45

10.17G	Form of Performance-Based Restricted Stock Agreement under the 2018 Omnibus Plan	Footnote 45

10.17H	Form of Restricted Stock Agreement for Non-Employee Directors under the 2018 Omnibus Plan	Footnote 45

10.17I	Form of Restricted Stock Unit Agreement under the 2018 Omnibus Plan	Footnote 45

10.17J	Form of Performance Unit Agreement under the 2018 Omnibus Plan	Footnote 45

10.17K	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Plan	Footnote 45

10.18	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	Footnote 32

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
Footnote 34

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
Footnote 38

11.0	[Reserved]	Footnote 43

21.0	Subsidiaries of the Registrant	21.0

23.0	Consent of KPMG LLP	23.0

24.0	Power of Attorney	Footnote 49

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

(14)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(22)	[Reserved]

(23)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(26)	[Reserved]

(27)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(29)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(39)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

(40)	Files as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

(41)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.

(42)	Included as an appendix to the Registrant’s definitive proxy statement filed on April 19, 2018 and incorporated herein by reference.

(43)	[Reserved]

(44)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 19, 2018 and incorporated herein by reference.

(45)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

(46)	[Reserved]

(47)	[Reserved]

(48)	[Reserved]

(49)	Included on signatory pages of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: February 28, 2019	/s/ Douglas H. Bowers
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

Date: February 28, 2019	/s/ Douglas H. Bowers
Douglas H. Bowers
President/Chief Executive Officer/Director (Principal Executive Officer)

Date: February 28, 2019	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2019	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer and Director of Treasury (Principal Accounting Officer)

Date: February 28, 2019	/s/ Robert D. Sznewajs
Robert D. Sznewajs, Chairman of the Board of Directors

Date: February 28, 2019	/s/ Halle J. Benett
Halle J. Benett, Director

Date: February 28, 2019	/s/ Mary A. Curran
Mary A. Curran, Director

Date: February 28, 2019	/s/ Bonnie G. Hill
Bonnie G. Hill, Director

Date: February 28, 2019	/s/ Richard J. Lashley
Richard J. Lashley, Director

Date: February 28, 2019	/s/ Jonah F. Schnel
Jonah F. Schnel, Director

Date: February 28, 2019	/s/ Barbara Fallon-Walsh
Barbara Fallon-Walsh, Director

Date: February 28, 2019	/s/ W. Kirk Wycoff
W. Kirk Wycoff, Director