Form 10-Q
period 2019-03-31
BANC OF CALIFORNIA, INC.
filed 2019-05-09
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BANC	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	BANC PRD	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	BANC PRE	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of May 6, 2019, the registrant had outstanding 50,367,355 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2019

Forward-Looking Statements
When used in this report and in public stockholder communications, in other documents of Banc of California, Inc. (the Company, we, us and our) filed with or furnished to the Securities and Exchange Commission (the SEC), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items of Banc of California Inc. and its affiliates (the "Company", "we", "us" or "our"). By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.
an ongoing investigation by the SEC as well as any related litigation or other litigation may result in adverse findings, reputational damage, the imposition of sanctions, increased costs, the diversion of management time and resources, and other negative consequences;

ii.	the costs and effects of litigation generally, including legal fees and other expenses, settlements and judgments;

iii.	the risk that our performance may be adversely affected by the CEO transition we have recently undergone;

iv.
the risk that the benefits we realize from exiting the third party mortgage origination and brokered single-family residential lending business will be less than anticipated and that the costs we incur from exiting that business will be greater than anticipated;

v.
the risk that the savings we actually realize from our recently announced reduction in force and planned reduction in use of third party advisors will be less than anticipated and the risk that the costs associated with the reduction in force will be greater than anticipated;

vi.	the risk that we will not be successful in the implementation of our capital utilization strategy and our other strategies for transitioning to a traditional community bank;

vii.
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

viii.
the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to the effectiveness of our underwriting practices and the risk of fraud, any of which credit and operational risks may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

ix.	the quality and composition of our securities portfolio;

x.	changes in general economic conditions, either nationally or in our market areas, or changes in financial markets;

xi.
continuation of or changes in the short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

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

xv.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes;

xvi.	our ability to control operating costs and expenses;

xvii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xviii.	the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;

xix.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xx.	the network and computer systems on which we depend could fail or experience a security breach;

xxi.	our ability to attract and retain key members of our senior management team;

xxii.	increased competitive pressures among financial services companies;

xxiii.	changes in consumer spending, borrowing and saving habits;

xxiv.	the effects of severe weather, natural disasters, acts of war or terrorism and other external events on our business;

xxv.	the ability of key third-party providers to perform their obligations to us;

xxvi.	the dependency of our single family residential mortgage loan origination business on third party mortgage brokers who are not contractually obligated to do business with us;

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
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and under “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$36,258	$21,875
Interest-earning deposits in financial institutions	268,447	369,717
Total cash and cash equivalents	304,705	391,592
Securities available-for-sale, at fair value	1,471,303	1,992,500
Loans held-for-sale, carried at fair value	25,191	7,690
Loans held-for-sale, carried at lower of cost or fair value	—	426
Loans and leases receivable	7,557,200	7,700,873
Allowance for loan and lease losses	(63,885)	(62,192)
Loans and leases receivable, net	7,493,315	7,638,681
Federal Home Loan Bank and other bank stock, at cost	55,794	68,094
Premises, equipment, and capital leases, net	130,417	129,394
Bank owned life insurance	107,552	107,027
Operating lease right of use assets	24,519	—
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	26,578	28,988
Deferred income taxes, net	45,111	49,404
Income tax receivable	4,787	2,695
Other intangible assets, net	5,726	6,346
Other assets	154,383	150,596
Assets of discontinued operations	—	19,490
Total assets	$9,886,525	$10,630,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,120,700	$1,023,360
Interest-bearing deposits	6,604,232	6,893,284
Total deposits	7,724,932	7,916,644
Advances from Federal Home Loan Bank	935,000	1,520,000
Long term debt, net	173,203	173,174
Operating lease liabilities	25,893	—
Accrued expenses and other liabilities	79,172	74,715
Total liabilities	8,938,200	9,684,533
Commitments and contingent liabilities
Preferred stock	231,128	231,128
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,898,870 shares issued and 50,315,490 shares outstanding at March 31, 2019; 51,755,398 shares issued and 50,172,018 shares outstanding at December 31, 2018	518	518
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at March 31, 2019 and 477,321 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	626,608	625,834
Retained earnings	136,943	140,952
Treasury stock, at cost (1,583,380 shares at March 31, 2019 and December 31, 2018)	(28,786)	(28,786)
Accumulated other comprehensive loss, net	(18,091)	(24,117)
Total stockholders’ equity	948,325	945,534
Total liabilities and stockholders’ equity	$9,886,525	$10,630,067
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income
Loans and leases, including fees	$90,558	$74,912
Securities	17,841	21,631
Other interest-earning assets	2,313	2,164
Total interest and dividend income	110,712	98,707
Interest expense
Deposits	31,443	16,795
Federal Home Loan Bank advances	9,081	7,392
Securities sold under repurchase agreements	18	750
Long term debt and other interest-bearing liabilities	2,362	2,332
Total interest expense	42,904	27,269
Net interest income	67,808	71,438
Provision for loan and lease losses	2,512	19,499
Net interest income after provision for loan and lease losses	65,296	51,939
Noninterest income
Customer service fees	1,515	1,592
Loan servicing income	118	2,311
Income from bank owned life insurance	525	533
Net gain on sale of securities available-for-sale	208	5,241
Net gain (loss) on sale of loans	1,553	(41)
Net loss on sale of mortgage servicing rights	—	(2,295)
Other income	2,376	1,241
Total noninterest income	6,295	8,582
Noninterest expense
Salaries and employee benefits	28,439	31,115
Occupancy and equipment	7,686	7,687
Professional fees	11,041	9,177
Outside service fees	403	2,546
Data processing	1,496	1,656
Advertising and promotion	2,057	3,277
Regulatory assessments	2,482	2,092
Loss (gain) on investments in alternative energy partnerships	1,950	(34)
Reversal of provision for loan repurchases	(116)	(1,788)
Amortization of intangible assets	620	843
Restructuring expense	2,795	—
All other expense	2,982	3,229
Total noninterest expense	61,835	59,800
Income from continuing operations before income taxes	9,756	721
Income tax expense (benefit)	2,719	(6,353)
Income from continuing operations	7,037	7,074
Income from discontinued operations before income taxes (including net gain on disposal of $0 and $1,003, respectively, for the three months ended March 31, 2019 and 2018)	—	2,044
Income tax expense	—	560
Income from discontinued operations	—	1,484
Net income	7,037	8,558
Preferred stock dividends	4,308	5,113
Participating securities dividends	202	203
Net income available to common stockholders	$2,527	$3,242
Basic earnings per common share
Income from continuing operations	$0.05	$0.03
Income from discontinued operations	—	0.03
Net income	$0.05	$0.06
Diluted earnings per common share
Income from continuing operations	$0.05	$0.03
Income from discontinued operations	—	0.03
Net income	$0.05	$0.06
Basic earnings per class B common share
Income from continuing operations	$0.05	$0.03
Income from discontinued operations	—	0.03
Net income	$0.05	$0.06
Diluted earnings per class B common share
Income from continuing operations	$0.05	$0.03
Income from discontinued operations	—	0.03
Net income	$0.05	$0.06
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$7,037	$8,558
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	6,173	(13,561)
Reclassification adjustment for gain included in net income	(147)	(3,704)
Total change in unrealized gain (loss) on available-for-sale securities	6,026	(17,265)
Total other comprehensive income (loss)	6,026	(17,265)
Comprehensive income (loss)	$13,063	$(8,707)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227	$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—	496	—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	5,723	1,012,308
Comprehensive income (loss):
Net income	—	—	—	—	8,558	—	—	8,558
Other comprehensive loss, net	—	—	—	—	—	—	(17,265)	(17,265)
Share-based compensation expense	—	—	—	2,087	—	—	—	2,087
Restricted stock surrendered due to employee tax liability	—	—	—	(97)	—	—	—	(97)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	58	(74)	—	—	(16)
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—	(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,503)	—	—	(6,503)
Preferred stock dividends	—	—	—	—	(5,113)	—	—	(5,113)
Balance at March 31, 2018	$269,071	$517	$5	$623,483	$141,008	$(28,786)	$(11,542)	$993,756

Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)	$945,534
Comprehensive income:
Net income	—	—	—	—	7,037	—	—	7,037
Other comprehensive income, net	—	—	—	—	—	—	6,026	6,026
Share-based compensation expense	—	—	—	853	—	—	—	853
Restricted stock surrendered due to employee tax liability	—	—	—	(79)	—	—	—	(79)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(50)	—	—	(50)
Stock appreciation right dividend equivalents	—	—	—	—	(202)	—	—	(202)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,486)	—	—	(6,486)
Preferred stock dividends	—	—	—	—	(4,308)	—	—	(4,308)
Balance at March 31, 2019	$231,128	$518	$5	$626,608	$136,943	$(28,786)	$(18,091)	$948,325
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,037	$8,558
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	2,512	19,499
(Reversal of) provision for unfunded loan commitments	(414)	577
Reversal of provision for loan repurchases	(116)	(1,788)
Depreciation on premises and equipment	2,683	2,575
Amortization of intangible assets	620	843
Amortization of debt issuance cost	29	25
Net amortization of premium and discount on securities	286	73
Net amortization (accretion) of deferred loan costs and fees	289	(122)
Accretion of discounts on purchased loans	(97)	—
Deferred income tax expense (benefit)	1,785	(4,956)
Bank owned life insurance income	(525)	(533)
Share-based compensation expense	853	2,087
Loss (gain) on investments in alternative energy partnerships	1,950	(34)
Impairment on capitalized software projects	38	—
Net revenue from mortgage banking activities	—	(232)
Net (gain) loss on sale of loans	(1,553)	41
Net gain on sale of securities available for sale	(208)	(5,241)
Loss from change of fair value of mortgage servicing rights	191	920
Loss on sale or disposal of property and equipment	—	16
Loss on sale of mortgage servicing rights	—	2,295
Net gain on disposal of discontinued operations	—	(1,003)
Repurchase of mortgage loans	—	(9,670)
Originations of other loans held-for-sale	—	(773)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	2,139	10,629
Proceeds from sales of and principal collected on other loans held-for-sale	—	5
Change in accrued interest receivable and other assets	(5,245)	1,847
Change in accrued interest payable and other liabilities	6,282	(11,294)
Net cash provided by operating activities	18,536	14,344
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	502,606	190,917
Proceeds from maturities and calls of securities available-for-sale	19,078	96,600
Proceeds from principal repayments of securities available-for-sale	7,969	9,351
Purchases of securities available-for-sale	—	(100,754)
Loan and lease originations and principal collections, net	(100,702)	(291,593)
Redemption of Federal Home Loan Bank stock	23,341	—
Purchase of Federal Home Loan Bank and other bank stock	(11,041)	(7,061)
Proceeds from sale of loans	245,013	6,506
Proceeds from sale of other real estate owned	489	553
Proceeds from sale of mortgage servicing rights	—	27,347
Purchases of premises and equipment	(3,748)	(2,090)
Payments of capital lease obligations	(86)	(125)
Funding of equity investment, net	(574)	(275)
Net cash provided by (used in) investing activities	682,345	(70,624)
Cash flows from financing activities:
Net decrease in deposits	(191,712)	(182,738)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(585,000)	30,000
Proceeds from long-term Federal Home Loan Bank advances	—	180,000
Purchase of restricted stock surrendered due to employee tax liability	(79)	(97)
Dividend equivalents paid on stock appreciation rights	(202)	(202)
Dividends paid on preferred stock	(4,308)	(5,113)
Dividends paid on common stock	(6,467)	(6,565)
Net cash (used in) provided by financing activities	(787,768)	15,285
Net change in cash and cash equivalents	(86,887)	(40,995)
Cash and cash equivalents at beginning of period	391,592	387,699
Cash and cash equivalents at end of period	$304,705	$346,704
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$39,436	$25,430
Income taxes paid	2,372	31
Income taxes refunds received	—	(22)
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	$276	$—
Transfer of loans held-for-investment to loans held-for-sale	243,364	6,546
Equipment acquired under capital leases	30	496
Operating lease right of use assets recognized	26,365	—
Operating lease liabilities recognized	27,766
Due on unsettled securities purchases	—	59,000
Loans sold to Ginnie Mae that are subject to a repurchase option	—	6,774
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 32 banking offices, serving San Diego, Los Angeles, Santa Barbara, and Orange counties in California as of March 31, 2019.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC. The December 31, 2018 consolidated statements of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, but does not include all of the disclosures required by GAAP for complete financial statements.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, except for the accounting for leases as described below.
Leases. The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for real estate space and are included within right of use (ROU) assets and lease liabilities on the consolidated balance sheets. The ROU asset is based on the operating lease liabilities adjusted for any prepaid or deferred rent. The Company has elected not to recognize on its consolidated balance sheet leases with terms of one-year or less.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, at lease commencement date in determining the present value of lease payments. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless they are reasonably certain to be exercised. The Company elected the practical expedient to combine its lease and related nonlease components for the Company’s building leases. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses (ALLL), reserve for loss on repurchased loans, reserve for unfunded loan commitments, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking derivatives, Hypothetical Liquidation at Book Value (HLBV) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Discontinued Operations: During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that would be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to the consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, as of December 31, 2018 and for the three months ended March 31, 2018. There were no material assets, liabilities or operating income as of and for the three months ended March 31, 2019 related to discontinued operations.
Restructuring Expense: During the first quarter March 31, 2019, the Company continued to implement its strategic objective to de-emphasize the production of low margin loan products through its exit from the third-party mortgage origination ("TPMO") and brokered single family lending business. The Company recognized non-recurring costs of $2.8 million for the three months ended March 31, 2019 associated with the exit from the TPMO and brokered single family lending business and CEO transition.
Adopted Accounting Pronouncements: During the three months ended March 31, 2019, the following pronouncements applicable to the Company were adopted:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02 Topic 842, “Leases” which increases transparency and comparability among organizations by requiring the recognition of right of use (ROU) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted Topic 842 and related updates effective January 1, 2019 and used the effective date as the date of initial application, and therefore, periods prior to January 1, 2019 were not restated. The Company elected the package of practical expedients, which permits us not to reassess prior conclusions about lease identifications, lease classification and initial direct costs under the new standard. The Company did not elect to apply the hindsight practical expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment. The Company also has elected the short-term lease recognition exemption (leases with terms 12 months or less) for all leases that qualify, and thus will not recognize ROU assets or lease liabilities for those leases. In addition, the Company elected the practical expedient to not separate lease and non-lease components for all of our leases. Upon adoption, the Company recognized on its balance sheet ROU assets of approximately $23.3 million (inclusive of an adjustment to remove the Company's existing deferred rent liability of approximately $1.4 million) with a corresponding operating lease liability of approximately $24.7 million. The standard did not have an impact on our consolidated statements of operations. In addition, the Company's accounting for finance leases remained substantially unchanged.
NOTE 2 – SALE OF BUSINESS UNIT (DISCONTINUED OPERATIONS)
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential (SFR) mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency SFR mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that were sold or settled separately within one year, was classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Operations at December 31, 2018 and for the three months ended March 31, 2018. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional agency SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the consolidated financial statements as they remain part of the Company’s ongoing operations. Refer to Note 2 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to this sale.
For the three months ended March 31, 2019 and 2018, the Company recognized gains related to the disposal of zero and $1.0 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized an earn-out of $492 thousand and $635 thousand, respectively. At March 31, 2019 there were no material assets or liabilities associated with discontinued operations. At December 31, 2018, assets and liabilities of discontinued operations totaled $19.5 million and zero, respectively.
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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include U.S. Small Business Administration (SBA) loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at March 31, 2019 or December 31, 2018.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of GNMA loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans are re-recognized at fair value and offset by a secured borrowing, as the loans are still legally owned by GNMA but failed sale accounting treatment under GAAP due to the repurchase option. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest. As of March 31, 2019 and December 31, 2018, there were no loans that were delinquent more than 90 days and eligible to be repurchased out of GNMA loan pools.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets
Securities available-for-sale:
SBA loan pools securities	$820	$—	$820	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	434,461	—	434,461	—
Non-agency residential mortgage-backed securities	331	—	331	—
Collateralized loan obligations	1,035,691	—	1,035,691	—
Loans held-for-sale, carried at fair value	25,191	—	2,122	23,069
Derivative assets:
Interest rate swaps and caps (1)	2,309	—	2,309	—
Foreign exchange contracts (1)	57	—	57	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	2,497	—	2,497	—
Foreign exchange contracts (2)	32	—	32	—
December 31, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$910	$—	$910	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	437,442	—	437,442	—
Non-agency residential mortgage-backed securities	427	—	427	—
Non-agency commercial mortgage-backed securities	132,199	—	132,199	—
Collateralized loan obligations	1,421,522	—	1,421,522	—
Loans held-for-sale, carried at fair value (3)	27,180	—	2,140	25,040
Derivative assets:
Interest rate swaps and caps (1)	1,534	—	1,534	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	1,600	—	1,600	—

(1)	Included in Other Assets in the Consolidated Statements of Financial Condition.

(2)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

(3)
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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Loans repurchased from GNMA Loan Pools (1)
Balance at beginning of period	$25,040	$98,940
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	3	(6)
Additions	—	24,620
Sales, settlements, and other	(1,974)	(80,592)
Balance at end of period	$23,069	$42,962

(1)
Includes loans repurchased from GNMA Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of $17.3 million and $32.3 million, respectively, for the three months ended March 31, 2019 and 2018 in balance at beginning of period, and zero and $24.0 million, respectively, for the three months ended March 31, 2019 and 2018 in balance at end of period.

The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from GNMA loan pools at March 31, 2019 and December 31, 2018 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: The Company elected the fair value option for certain SFR mortgage loans held-for-sale. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. The Company also elected to record loans repurchased from GNMA at fair value, as the Company intends to sell them after curing any defects and, accordingly, they are classified as held-for-sale. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans are re-recognized at fair value and offset by a secured borrowing, as the loans are still legally owned by GNMA.
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	March 31, 2019			December 31, 2018
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$25,191	$25,932	$(741)	$7,690	$7,906	$(216)
Non-accrual loans (1)	9,217	9,350	(133)	2,427	2,538	(111)
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$—	$—	$—	$19,490	$20,027	$(537)
Non-accrual loans (2)	—	—	—	8,430	8,496	(66)

(1)	Includes loans guaranteed by the U.S. government of $8.0 million and $1.6 million, respectively, at March 31, 2019 and December 31, 2018.

(2)	Includes loans guaranteed by the U.S. government of zero and $7.6 million, respectively, at March 31, 2019 and December 31, 2018.
There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of March 31, 2019 and December 31, 2018.
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

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net gains (losses) from fair value changes
Net gain (loss) on sale of loans (continuing operations)	$1	$(15)
Net revenue on mortgage banking activities (discontinued operations)	—	8
Changes in fair value due to instrument-specific credit risk were insignificant for the three months ended March 31, 2019 and 2018. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans and Leases, including Fees under Interest and Dividend Income and Income from Discontinued Operations in the Consolidated Statements of Operations.
Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans and Leases: The fair value of impaired loans and leases with specific allocations of the ALLL based on collateral is generally based on recent real estate appraisals and automated valuation models (AVMs). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets
Impaired loans:
Single family residential mortgage	$674	$—	$—	$674
SBA	765	—	—	765
December 31, 2018
Assets
Impaired loans:
SBA	$226	—	—	$226
The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Impaired loans:
Single family residential mortgage	$(490)	$(115)
Commercial and industrial	—	(60)
SBA	(54)	(381)
Other consumer	(88)	(141)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2019
Financial assets
Cash and cash equivalents	$304,705	$304,705	$—	$—	$304,705
Securities available-for-sale	1,471,303	—	1,471,303	—	1,471,303
Federal Home Loan Bank and other bank stock	55,794	—	55,794	—	55,794
Loans held-for-sale	25,191	—	2,122	23,069	25,191
Loans and leases receivable, net of ALLL	7,493,315	—	—	7,360,071	7,360,071
Accrued interest receivable	36,468	36,468	—	—	36,468
Derivative assets	2,366	—	2,366	—	2,366
Financial liabilities
Deposits	7,724,932	—	—	7,536,887	7,536,887
Advances from Federal Home Loan Bank	935,000	—	938,536	—	938,536
Long term debt	173,203	—	173,483	—	173,483
Derivative liabilities	2,529	—	2,529	—	2,529
Accrued interest payable	16,726	16,726	—	—	16,726
December 31, 2018
Financial assets
Cash and cash equivalents	$391,592	$391,592	$—	$—	$391,592
Securities available-for-sale	1,992,500	—	1,992,500	—	1,992,500
Federal Home Loan Bank and other bank stock	68,094	—	68,094	—	68,094
Loans held-for-sale (1)	27,606	—	2,566	25,040	27,606
Loans and leases receivable, net of allowance	7,638,681	—	—	7,513,910	7,513,910
Accrued interest receivable	38,807	38,807	—	—	38,807
Derivative assets	1,534	—	1,534	—	1,534
Financial liabilities
Deposits	7,916,644	—	—	7,689,324	7,689,324
Advances from Federal Home Loan Bank	1,520,000	—	1,517,761	—	1,517,761
Long-term debt	173,174	—	174,059	—	174,059
Derivative liabilities	1,600	—	1,600	—	1,600
Accrued interest payable	13,253	13,253	—	—	13,253

(1)	Includes loans held-for-sale carried at fair value of $19.5 million ($2.1 million at Level 2 and $17.4 million at Level 3) of discontinued operations.

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Securities available-for-sale:
SBA loan pool securities	$831	$—	$(11)	$820
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	448,956	18	(14,513)	434,461
Non-agency residential mortgage-backed securities	319	12	—	331
Collateralized loan obligations	1,046,845	132	(11,286)	1,035,691
Total securities available-for-sale	$1,496,951	$162	$(25,810)	$1,471,303
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$911	$—	$(1)	$910
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	461,987	—	(24,545)	437,442
Non-agency residential mortgage-backed securities	418	9	—	427
Non-agency commercial mortgage-backed securities	132,199	—	—	132,199
Collateralized loan obligations	1,431,171	141	(9,790)	1,421,522
Total securities available-for-sale	$2,026,686	$150	$(34,336)	$1,992,500
As of December 31, 2018, the Company changed its intent and decided to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of OTTI losses during the fourth quarter of 2018. During the three months ended March 31, 2019, the Company completed the sale of all remaining non-agency commercial mortgage-backed securities totaling $132.2 million resulting in a gain of $9 thousand. Additionally, during the three months ended March 31, 2019, the Company sold $365.3 million in collateralized loan obligations resulting in a gain of $143 thousand. During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million resulting in a gain of $4.9 million, to reposition its securities available-for-sale portfolio.
At March 31, 2019, the Company's investment securities portfolio consisted of SBA loan pool securities, mortgage-backed securities, and collateralized loan obligations. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At March 31, 2019 and December 31, 2018, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Gross realized gains on sales and calls of securities available-for-sale	$208	$5,241
Gross realized losses on sales and calls of securities available-for-sale	—	—
Net realized gains on sales and calls of securities available-for-sale	$208	$5,241
Proceeds from sales and calls of securities available-for-sale	$521,684	$287,517
Investment securities with carrying values of $107.3 million and $163.0 million as of March 31, 2019 and December 31, 2018, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Securities available-for-sale:
SBA loan pool securities	$820	$(11)	$—	$—	$820	$(11)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	200,351	(6,653)	230,807	(7,860)	431,158	(14,513)
Non-agency residential mortgage-backed securities	15	—	7	—	22	—
Collateralized loan obligations	739,508	(10,437)	195,301	(849)	934,809	(11,286)
Total securities available-for-sale	$940,694	$(17,101)	$426,115	$(8,709)	$1,366,809	$(25,810)
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$—	$—	$910	$(1)	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	13,494	(133)	423,916	(24,412)	437,410	(24,545)
Non-agency residential mortgage-backed securities	90	—	16	—	106	—
Collateralized loan obligations	1,364,317	(9,480)	32,790	(310)	1,397,107	(9,790)
Total securities available-for-sale	$1,377,901	$(9,613)	$457,632	$(24,723)	$1,835,533	$(34,336)
The Company did not record other-than-temporary-impairment (OTTI) for investment securities for the three months ended March 31, 2019 or 2018.
At March 31, 2019, the Company’s securities available-for-sale portfolio consisted of 99 securities, 88 of which were in an unrealized loss position. At December 31, 2018, the Company’s securities available-for-sale portfolio consisted of 145 securities, 118 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to the Company's mortgage-backed securities issued by U.S government sponsored entities and agencies. The Company also considers the lowest credit rating for identification of potential OTTI for other securities. As of March 31, 2019, nearly all of the Company's non-agency mortgage-backed securities or collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value is attributable to changes in interest rates, and not credit quality. The Company believes there was no OTTI as of March 31, 2019 and does not have the intent to sell its securities in an unrealized loss position and further believes it is not likely that it will be required to sell these securities before their anticipated recovery.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of March 31, 2019:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$—	—%	$—	—%	$—	—%	$820	3.06%	$820	3.06%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	267	2.71%	3,317	3.16%	—	—%	430,877	3.06%	434,461	3.03%
Non-agency residential mortgage-backed securities	76	3.96%	—	—%	—	—%	255	5.57%	331	5.20%
Collateralized loan obligations	1,035,691	4.25%	—	—%	—	—%	—	—%	1,035,691	4.25%
Total securities available-for-sale	$1,036,034	4.25%	$3,317	3.16%	$—	—%	$431,952	3.03%	$1,471,303	3.89%

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s non-traditional mortgage (NTM) and traditional loans and leases portfolios as of the dates indicated:

($ in thousands)	NTM Loans	Traditional Loans and Leases	Total Loans and Leases Receivable
March 31, 2019
Commercial:
Commercial and industrial	$—	$1,907,102	$1,907,102
Commercial real estate	—	865,521	865,521
Multifamily	—	2,332,527	2,332,527
SBA	—	74,998	74,998
Construction	—	211,549	211,549
Consumer:
Single family residential mortgage	788,054	1,314,640	2,102,694
Other consumer	2,351	60,458	62,809
Total loans and leases(1)	$790,405	$6,766,795	$7,557,200
Percentage to total loans and leases	10.5%	89.5%	100.0%
Allowance for loan and lease losses			(63,885)
Loans and leases receivable, net			$7,493,315
December 31, 2018
Commercial:
Commercial and industrial	$—	$1,944,142	$1,944,142
Commercial real estate	—	867,013	867,013
Multifamily	—	2,241,246	2,241,246
SBA	—	68,741	68,741
Construction	—	203,976	203,976
Consumer:
Single family residential mortgage	824,318	1,481,172	2,305,490
Other consumer	2,413	67,852	70,265
Total loans and leases(1)	$826,731	$6,874,142	$7,700,873
Percentage to total loans and leases	10.7%	89.3%	100.0%
Allowance for loan and lease losses			(62,192)
Loans and leases receivable, net			$7,638,681

(1)	Total loans and leases includes deferred loan origination costs/(fees) and premiums/(discounts), net of $16.8 million and $17.7 million, respectively, at March 31, 2019 and December 31, 2018.
Non-Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. The following table presents the composition of the

NTM portfolio as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	83	$64,444	8.2%	88	$67,729	8.2%
Interest-only - first liens	477	720,116	91.1%	519	753,061	91.1%
Negative amortization	11	3,494	0.4%	11	3,528	0.4%
Total NTM - first liens	571	788,054	99.7%	618	824,318	99.7%
Green Loans (HELOC) - second liens	8	2,351	0.3%	10	2,413	0.3%
Total NTM - second liens	8	2,351	0.3%	10	2,413	0.3%
Total NTM loans	579	$790,405	100.0%	628	$826,731	100.0%
Total loans and leases		$7,557,200			$7,700,873
% of total NTM loans to total loans and leases		10.5%			10.7%
Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. These loans are generally interest only for a 15-year term with a balloon payment due at maturity. At March 31, 2019 and December 31, 2018, $292 thousand and $0, respectively, of the Company's Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of Green Loans in 2011.
Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At March 31, 2019 and December 31, 2018, Interest Only loans totaled $720.1 million and $753.1 million, respectively. At March 31, 2019 and December 31, 2018, none of the Interest Only loans were non-performing.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $3.5 million and $3.5 million at March 31, 2019 and December 31, 2018, respectively. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2019 and December 31, 2018, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the credit risk associated with these loans is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.
Allowance for Loan and Lease Losses
The Company has established credit risk management processes that include regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management may become aware of borrowers and lessees who may not be able to fulfill the contractual payment requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partial or full charge off the principal balance. The Company maintains the ALLL at a level that is considered adequate to cover the estimated incurred losses in the loan and lease portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated incurred loss. The estimated funding of the loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At March 31, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $4.2 million and $4.6 million, respectively, which are included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition.
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

The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Balance at beginning of period	$62,192	$49,333
Loans and leases charged off	(1,063)	(14,639)
Recoveries of loans and leases previously charged off	244	570
Provision for loan and lease losses	2,512	19,499
Balance at end of period	$63,885	$54,763
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

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three months ended March 31, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(93)	—	—	(356)	—	—	(526)	(88)	(1,063)
Recoveries	33	—	—	41	—	3	150	17	244
Provision (reversal)	762	164	928	1,545	(8)	(3)	(610)	(266)	2,512
Balance at March 31, 2019	$18,893	$6,838	$18,898	$3,057	$3,453	$—	$12,142	$604	$63,885
Individually evaluated for impairment	$48	$—	$—	$1,634	$—	$—	$230	$33	$1,945
Collectively evaluated for impairment	18,845	6,838	18,898	1,423	3,453	—	11,912	571	61,940
Total ending ALLL balance	$18,893	$6,838	$18,898	$3,057	$3,453	$—	$12,142	$604	$63,885
Loans:
Individually evaluated for impairment	$4,861	$573	$—	$3,808	$2,519	$—	$20,362	$841	$32,964
Collectively evaluated for impairment	1,902,241	864,948	2,332,527	71,190	209,030	—	2,082,332	61,968	7,524,236
Total ending loan balances	$1,907,102	$865,521	$2,332,527	$74,998	$211,549	$—	$2,102,694	$62,809	$7,557,200
The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases based on the impairment methodology as of or for the three months ended March 31, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(71)	—	—	(381)	—	—	(115)	(14,072)	(14,639)
Recoveries	61	—	—	65	—	4	436	4	570
Provision (reversal)	3,301	446	954	192	(98)	(4)	652	14,056	19,499
Balance at March 31, 2018	$17,571	$5,417	$14,219	$1,577	$3,220	$—	$11,969	$790	$54,763
Individually evaluated for impairment	$1,115	$—	$—	$124	$—	$—	$420	$21	$1,680
Collectively evaluated for impairment	16,456	5,417	14,219	1,453	3,220	—	11,549	769	53,083
Total ending ALLL balance	$17,571	$5,417	$14,219	$1,577	$3,220	$—	$11,969	$790	$54,763
Loans:
Individually evaluated for impairment	$5,265	$—	$—	$359	$—	$—	$19,667	$766	$26,057
Collectively evaluated for impairment	1,633,294	773,193	1,944,082	78,663	200,766	3	2,181,691	92,758	6,904,450
Total ending loan balances	$1,638,559	$773,193	$1,944,082	$79,022	$200,766	$3	$2,201,358	$93,524	$6,930,507

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs and any purchase premium or discount.

	March 31, 2019			December 31, 2018
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
With no related ALLL recorded:
Commercial:
Commercial and industrial	$4,849	$4,813	$—	$5,491	$5,455	$—
Commercial real estate	572	573	—	—	—	—
SBA	1,475	1,409	—	1,668	1,588	—
Construction	2,519	2,519	—	—	—	—
Consumer:
Single family residential mortgage	8,788	8,802	—	12,115	12,161	—
Other consumer	469	469	—	469	469	—
With an ALLL recorded:
Commercial:
Commercial and industrial	48	48	48	—	—	—
SBA	2,499	2,399	1,634	823	788	562
Consumer:
Single family residential mortgage	11,496	11,560	230	5,993	6,032	161
Other consumer	390	372	33	468	452	106
Total	$33,105	$32,964	$1,945	$27,027	$26,945	$829
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
March 31, 2019
Commercial:
Commercial and industrial	$5,048	$—	$—
Commercial real estate	577	—	—
SBA	3,845	4	4
Construction	2,519	—	—
Consumer:
Single family residential mortgage	19,323	58	49
Other consumer	844	3	3
Total	$32,156	$65	$56
March 31, 2018
Commercial:
Commercial and industrial	$5,333	$3	$3
SBA	373	—	—
Consumer:
Single family residential mortgage	19,715	57	49
Other consumer	749	3	2
Total	$26,170	$63	$54

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases as of dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
March 31, 2019
NTM loans:
Single family residential mortgage	$13,162	$—	$292	$13,454	$774,600	$788,054
Other consumer	—	—	—	—	2,351	2,351
Total NTM loans	13,162	—	292	13,454	776,951	790,405
Traditional loans and leases:
Commercial:
Commercial and industrial	1,702	1,759	3,386	6,847	1,900,255	1,907,102
Commercial real estate	—	7,286	573	7,859	857,662	865,521
Multifamily	—	—	—	—	2,332,527	2,332,527
SBA	766	1,052	798	2,616	72,382	74,998
Construction	667	—	2,519	3,186	208,363	211,549
Consumer:
Single family residential mortgage	15,687	930	6,683	23,300	1,291,340	1,314,640
Other consumer	1,826	3	372	2,201	58,257	60,458
Total traditional loans and leases	20,648	11,030	14,331	46,009	6,720,786	6,766,795
Total	$33,810	$11,030	$14,623	$59,463	$7,497,737	$7,557,200
December 31, 2018
NTM loans:
Single family residential mortgage	$7,430	$617	$—	$8,047	$816,271	$824,318
Other consumer	—	—	—	—	2,413	2,413
Total NTM loans	7,430	617	—	8,047	818,684	826,731
Traditional loans and leases:
Commercial:
Commercial and industrial	350	1,596	3,340	5,286	1,938,856	1,944,142
Commercial real estate	—	582	—	582	866,431	867,013
Multifamily	356	—	—	356	2,240,890	2,241,246
SBA	551	77	862	1,490	67,251	68,741
Construction	—	939	—	939	203,037	203,976
Consumer:
Single family residential mortgage	7,321	3,160	9,198	19,679	1,461,493	1,481,172
Other consumer	3,132	573	446	4,151	63,701	67,852
Total traditional loans and leases	11,710	6,927	13,846	32,483	6,841,659	6,874,142
Total	$19,140	$7,544	$13,846	$40,530	$7,660,343	$7,700,873

Non-accrual Loans and Leases
The following table presents non-accrual loans and leases as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
Non-accrual loans and leases
Commercial:
Commercial and industrial	$—	$4,859	$4,859	$—	$5,455	$5,455
Commercial real estate	—	573	573	—	—	—
SBA	—	3,971	3,971	—	2,574	2,574
Construction	—	2,519	2,519	—	—	—
Consumer:
Single family residential mortgage	292	14,978	15,270	—	12,929	12,929
Other consumer	—	547	547	—	627	627
Total non-accrual loans and leases	$292	$27,447	$27,739	$—	$21,585	$21,585
At March 31, 2019 and December 31, 2018, $731 thousand and $470 thousand of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At March 31, 2019 and December 31, 2018, consumer mortgage loans of $4.0 million and $5.1 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
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
Troubled debt restructured loans and leases consisted of the following as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$1,943	$1,943	$—	$2,276	$2,276
SBA	—	187	187	—	187	187
Consumer:
Single family residential mortgage	2,660	2,433	5,093	2,668	2,596	5,264
Other consumer	294	—	294	294	—	294
Total	$2,954	$4,563	$7,517	$2,962	$5,059	$8,021
The Company did not have any commitments to lend to customers with outstanding loans that were classified as TDRs as of March 31, 2019 or December 31, 2018. Accruing TDRs were $5.6 million and non-accrual TDRs were $1.9 million at March 31, 2019 compared to accruing TDRs of $5.7 million and non-accrual TDRs of $2.3 million at December 31, 2018.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2019
Total	—	$—	$—
March 31, 2018
Commercial:
Commercial and industrial	2	$171	$163
Total	2	$171	$163
The Company considers a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three months ended March 31, 2019 and 2018, there were no loans and leases that were modified as TDRs during the past 12 months that had subsequent payment defaults during the periods.
The following table summarizes TDRs by modification type for the periods indicated:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
March 31, 2019
Commercial:
Commercial and industrial	—	$—	—	$—	—	$—
Total	—	$—	—	$—	—	$—
March 31, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	2	$163
Total	—	$—	2	$163	2	$163
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
The following table presents the risk categories for total loans and leases as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019
NTM loans:
Single family residential mortgage	$772,205	$13,554	$2,295	$—	$788,054
Other consumer	2,351	—	—	—	2,351
Total NTM loans	774,556	13,554	2,295	—	790,405
Traditional loans and leases:
Commercial:
Commercial and industrial	1,806,891	43,511	56,700	—	1,907,102
Commercial real estate	847,213	13,741	4,567	—	865,521
Multifamily	2,329,615	—	2,912	—	2,332,527
SBA	60,082	4,316	9,798	802	74,998
Construction	201,254	5,105	5,190	—	211,549
Consumer:
Single family residential mortgage	1,289,042	6,554	18,527	517	1,314,640
Other consumer	58,910	980	568	—	60,458
Total traditional loans and leases	6,593,007	74,207	98,262	1,319	6,766,795
Total	$7,367,563	$87,761	$100,557	$1,319	$7,557,200

December 31, 2018
NTM loans:
Single family residential mortgage	$811,056	$10,966	$2,296	$—	$824,318
Other consumer	2,413	—	—	—	2,413
Total NTM loans	813,469	10,966	2,296	—	826,731
Traditional loans and leases:
Commercial:
Commercial and industrial	1,859,569	41,302	43,271	—	1,944,142
Commercial real estate	851,604	11,376	4,033	—	867,013
Multifamily	2,239,301	—	1,945	—	2,241,246
SBA	53,433	6,114	8,340	854	68,741
Construction	197,851	3,606	2,519	—	203,976
Consumer:
Single family residential mortgage	1,461,721	2,602	16,849	—	1,481,172
Other consumer	66,228	979	645	—	67,852
Total traditional loans and leases	6,729,707	65,979	77,602	854	6,874,142
Total	$7,543,176	$76,945	$79,898	$854	$7,700,873

Purchases, Sales, and Transfers
From time to time, the Company purchases and sells loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value and any reductions in value on transfer are reflected as write-downs to allowance for loan losses. The Company had no purchases of loans and leases, excluding loans held-for-sale, for the three months ended March 31, 2019 and 2018. The following table presents loans and leases transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Three Months Ended March 31,
	2019		2018
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
Consumer:
Single family residential mortgage	$—	$(243,364)	$—	$(2,184)
Other consumer	—	—	—	(4,362)
Total	$—	$(243,364)	$—	$(6,546)

During the quarter, the Company sold $243.4 million in single family residential loans, resulting in a gain of $1.6 million.
NOTE 6 – LEASES

The Company has operating leases for corporate offices, branches and loan production offices. The Company’s leases have remaining lease terms of one month to twenty years, some of which include options to extend the leases generally for periods of three years to five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense were as follows:

Three Months Ended March 31,
($ in thousands)	2019
Operating Lease Expense	$1,776
Variable Lease Expense	89
Sublease Income	(235)
Total Lease Expense	$1,630
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
($ in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,881
ROU assets obtained in the exchange for lease liabilities:
Operating leases	26,365
Supplemental balance sheet information related to leases was as follows:

($ in thousands)	March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$24,519
Operating lease liabilities	25,893

March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	6.80 years
Weighted-average discount rate:
Operating leases	2.85%

Maturities of lease liabilities at March 31, 2019 were as follows:

($ in thousands)	Operating Leases
Remainder of 2019	$4,868
2020	6,323
2021	4,553
2022	3,051
2023	2,278
2024	1,513
Thereafter	6,338
Total lease payments	28,924
Less: present value discount	(3,031)
Total Lease Liability	$25,893
As of March 31, 2019, we had additional operating leases, related to branches, that had not yet commenced, with $1.1 million in aggregate rent obligations. These operating leases will commence during 2019 with lease terms of 3 to 5 years.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At March 31, 2019 and December 31, 2018, the Company had goodwill of $37.1 million. The Company evaluates goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test (Step 0) as of August 31, 2018 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of March 31, 2019, the weighted average remaining amortization period for core deposit intangibles was approximately 5.2 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2019
Core deposit intangibles	$30,904	$25,178	$5,726
December 31, 2018
Core deposit intangibles	$30,904	$24,558	$6,346
Aggregate amortization of intangible assets was $620 thousand and $843 thousand for the three months ended March 31, 2019 and 2018, respectively. The following table presents estimated future amortization expenses as of March 31, 2019:

($ in thousands)	Remainder of 2019	2020	2021	2022	2023	2024 and After	Total
Estimated future amortization expense	$1,575	$1,518	$1,082	$799	$517	$235	$5,726

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents the Company's advances from the FHLB as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018
Fixed rate:
Outstanding balance	$805,000	$805,000
Interest rates ranging from	1.61%	1.61%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.58%	2.58%
Variable rate:
Outstanding balance	130,000	715,000
Weighted average interest rate	2.60%	2.56%
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2019 and December 31, 2018, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.66 billion and $4.05 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $28.7 million and $41.0 million at March 31, 2019 and December 31, 2018, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.72 billion at March 31, 2019.
The Bank maintained a line of credit of $21.0 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $28.3 million, with no outstanding borrowings at March 31, 2019. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $185.0 million, with no outstanding borrowings at March 31, 2019.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at March 31, 2019 and December 31, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
On February 14, 2019, the Company entered into a new line of credit for $15.0 million, which bears interest at LIBOR plus 2.00% and has a maturity date of February 13, 2020. At March 31, 2019, total borrowings under the line of credit were $0.
NOTE 9 – LONG-TERM DEBT
The following table presents the Company's long-term debt as of the dates indicated:

	March 31, 2019		December 31, 2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,797)	$175,000	$(1,826)
Total	$175,000	$(1,797)	$175,000	$(1,826)
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
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the Supplemental Indenture and together with the Base Indenture, the Indenture). The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. The Company was in compliance with all covenants under the Indenture at March 31, 2019.
NOTE 10 – INCOME TAXES
For the three months ended March 31, 2019 and 2018, income tax expense (benefit), on a consolidated operations basis, was $2.7 million and $(5.8) million, respectively, and the effective tax rate was 27.9 percent and (209.5) percent, respectively. The Company recognized an income tax benefit for the 2018 period mainly due to the recognition of tax credits from the investments in alternative energy partnerships of $7.3 million for the three months ended March 31, 2018. All equipment was placed into service by the investments in alternative energy partnerships prior to 2019, thus no tax credits were generated from the investments for the three months ended March 31, 2019. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the reversal of its taxable temporary differences, the existence of its historical earnings, the amounts of future projected earnings as well as the tax expiration periods of its income tax credits. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $45.1 million and $49.4 million at March 31, 2019 and December 31, 2018, respectively. The overall decrease in net deferred tax assets was primarily due to an increase of $1.8 million in deferred tax liabilities resulting from year-to-date temporary book-tax differences and an increase of $2.5 million in deferred tax liabilities from the decrease of unrealized loss on securities available-for-sale.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.2 million and $1.2 million at March 31, 2019 and December 31, 2018, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of March 31, 2019, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $1.0 million. At March 31, 2019 and December 31, 2018, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
NOTE 11 – DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back agreements are intended to offset each other and allow the Company to retain the credit risk of the transaction with its customer in exchange for a fee. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. For the three months ended March 31, 2019 and 2018, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated.

	March 31, 2019		December 31, 2018
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in assets:
Interest rate swaps and caps on loans	$131,960	$2,309	$103,812	$1,534
Foreign exchange contracts	1,896	57	—	—
Total included in other assets	$133,856	$2,366	$103,812	$1,534
Included in liabilities:
Interest rate swaps and caps on loans	$131,960	$2,497	$103,812	1,600
Foreign exchange contracts	1,896	32	—	—
Total included in accrued expenses and other liabilities	$133,856	$2,529	$103,812	$1,600
The Company has entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. However, the Company elected to account for all derivatives with counterparty institutions on a gross basis. Due to clearinghouse rule changes, variation margin payments are treated as settlements of derivative exposure rather than as collateral.
NOTE 12 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018 (the Effective Date), the Company's stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (2018 Omnibus Plan). As of the Effective Date, the Company discontinued granting awards under the Company’s 2013 Omnibus Incentive Plan (2013 Omnibus Plan) or any prior equity incentive plans and future stock-based compensation awards to its directors and employees will be made pursuant to the 2018 Omnibus Plan. The 2018 Omnibus Plan provides that the maximum number of shares that will be available for awards is 4,417,882, which represents the number of shares that were available for new awards under the 2013 Omnibus Plan immediately prior to the Effective Date. As of March 31, 2019, 4,212,347 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Stock options	$8	$33
Restricted stock awards and units	845	2,054
Total share-based compensation expense	$853	$2,087
Related tax benefits	$251	$612
The following table presents unrecognized stock-based compensation expense as of March 31, 2019:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$90	1.1 years
Restricted stock awards and restricted stock units	6,911	2.1 years
Total	$7,001	2.1 years

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
The following table represents stock option activity for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	186,973	$13.54	5.8 years
Forfeited	(16,000)	$13.29	6.1 years
Outstanding at end of period	170,973	$13.56	5.5 years	$47
Exercisable at end of period	123,125	$13.67	5.3 years	$21
The following table sets forth information regarding unvested stock options for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	63,848	$13.30
Forfeited	(16,000)	$13.29
Outstanding at end of period	47,848	$13.30
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	833,601	$19.02
Granted (1)	135,594	$14.75
Vested (2)	(13,441)	$16.99
Forfeited (3)	(107,110)	$20.38
Outstanding at end of period	848,644	$18.20

(1)	There were no performance-based shares/units included in shares granted for the three months ended March 31, 2019.

(2)	There were no performance-based shares/units included in vested shares for the three months ended March 31, 2019.

(3)	The number of forfeited shares includes aggregate performance-based shares/units of 72,567 for the three months ended March 31, 2019.

Stock Appreciation Rights
On August 21, 2012, the Company granted to it then-acting chief executive officer, Steven A. Sugarman, a ten-year stock appreciation right (SAR). The following table represents SARs activity and the weighted average exercise price per share as of and for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	3.6 years	$2,662
Outstanding at end of period	1,559,012	$11.60	3.4 years	$3,488
Exercisable at end of period	1,559,012	$11.60	3.4 years	$3,488
NOTE 13 – STOCKHOLDERS’ EQUITY
Warrants
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

	March 31, 2019			December 31, 2018
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series C 8.00% non-cumulative perpetual	$—	$—	$—	$—	$—	$—
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	$240,000	$240,000	$231,128	$240,000	$240,000	$231,128
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

Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$(24,117)	$5,227
Unrealized gain (loss) arising during the period	8,746	(19,682)
Reclassification adjustment from other comprehensive income	(208)	(5,241)
Tax effect of current period changes	(2,512)	7,658
Total changes, net of taxes	6,026	(17,265)
Reclassification of stranded tax effects to retained earnings	—	496
Balance at end of period	$(18,091)	$(11,542)

NOTE 14 – VARIABLE INTEREST ENTITIES
The Company holds ownership interests in alternative energy partnerships and qualified affordable housing partnerships. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest.
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
During the three months ended March 31, 2019 and 2018, the Company did not fund or receive any return of capital from its alternative energy partnerships. During the three months ended March 31, 2019 and 2018, the Company recognized a loss on investment of $2.0 million and a gain on investment of $34 thousand, respectively, through its HLBV application. As a result, the balance of these investments was $26.6 million and $48.3 million, respectively, at March 31, 2019 and 2018. From an income tax benefit perspective, the Company recognized investment tax credits of zero and $7.3 million during the three months ended March 31, 2019 and 2018, respectively, as well as income tax benefits (expense) relating to the recognition of its loss (gain) through its HLBV application during these periods.
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018
Cash	$4,694	$3,012
Equipment, net of depreciation	257,475	259,464
Other assets	4,470	4,470
Total unconsolidated assets	$266,639	$266,946
Total unconsolidated liabilities	$6,269	$6,269
Maximum loss exposure	$26,578	$28,988
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $26.6 million, which is the Company's recorded investment amount at March 31, 2019.
The Company believes that the loss exposure on its investment is reduced considering that the return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, the arrangements include a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.
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
At March 31, 2019 and December 31, 2018, the Company had a total investment in qualified affordable housing projects of $19.3 million and $20.0 million, respectively. During the three months ended March 31, 2019, the Company funded $454 thousand, and recognized proportional amortization expense of $637 thousand. The Company has funded $18.2 million of its $29.3 million aggregated funding commitments and had an unfunded commitment of $11.1 million at March 31, 2019. During the three months ended March 31, 2018, the Company funded $14 thousand, into qualified affordable housing projects and recognized proportional amortization expense of $497 thousand. From an income tax benefit perspective, the Company recognized investment tax credits of $555 thousand and $475 thousand, respectively, during the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, the maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $19.3 million and $20.0 million, respectively, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax Expense (Benefit) in the Consolidated Statements of Operations.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's Statements of Financial Condition.

NOTE 15 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$6,971	$66	$7,037	$7,003	$71	$7,074
Less: participating securities dividends	(200)	(2)	(202)	(201)	(2)	(203)
Less: preferred stock dividends	(4,267)	(41)	(4,308)	(5,062)	(51)	(5,113)
Income from continuing operations allocated to common stockholders	2,504	23	2,527	1,740	18	1,758
Income from discontinued operations	—	—	—	1,469	15	1,484
Net income allocated to common stockholders	$2,504	$23	$2,527	$3,209	$33	$3,242
Weighted average common shares outstanding	50,199,401	477,321	50,676,722	50,082,438	508,107	50,590,545
Dilutive effects of stock units	160,299	—	160,299	135,649	—	135,649
Dilutive effects of stock options	9,700	—	9,700	47,701	—	47,701
Dilutive effects of warrants	—	—	—	151,635	—	151,635
Average shares and dilutive common shares	50,369,400	477,321	50,846,721	50,417,423	508,107	50,925,530
Basic earnings per common share
Income from continuing operations	$0.05	$0.05	$0.05	$0.03	$0.03	$0.03
Income from discontinued operations	—	—	—	0.03	0.03	0.03
Net income	$0.05	$0.05	$0.05	$0.06	$0.06	$0.06
Diluted earnings per common share
Income from continuing operations	$0.05	$0.05	$0.05	$0.03	$0.03	$0.03
Income from discontinued operations	—	—	—	0.03	0.03	0.03
Net income	$0.05	$0.05	$0.05	$0.06	$0.06	$0.06
For the three months ended March 31, 2019, there were 180,304 stock units and 16,165 stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three months ended March 31, 2018, there were 1,288 stock units and 0 stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
NOTE 16 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	March 31, 2019		December 31, 2018
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$2,168	$261,740	$2,167	$288,770
Unused lines of credit	935	1,105,354	1,514	1,119,158
Letters of credit	1,793	6,786	1,266	8,561

(1)	Included no commitments to extend credit related to discontinued operations at December 31, 2018.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. During the three months ended March 31, 2019 and 2018, advertising and promotion expense related to the LAFC commitment was $1.7 million. As of March 31, 2019, the Bank has paid $16.7 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.4 million as of March 31, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 18 for additional information.
At March 31, 2019, the Company had unfunded commitments of $11.1 million, $8.6 million, and $500 thousand for affordable housing fund investments, Small Business Investment Company (SBIC) investments, and other investments, respectively.
NOTE 17 – REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2019	2018
Noninterest income
In scope of Topic 606
Deposit service fees	$667	$778
Debit card fees	113	225
Investment commissions	279	323
Other	106	155
Noninterest income (in-scope of Topic 606)	1,165	1,481
Noninterest income (out-of-scope of Topic 606)	5,130	7,101
Total noninterest income	$6,295	$8,582
The Company does not typically enter into long-term revenue contracts with customers. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances. As of March 31, 2019, the Company did not capitalize any contract acquisition costs.
NOTE 18 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain executive officers and directors and their related interests and to the Bank's affiliated entities. Excluding the loan amounts described in detail below, loans outstanding to persons who were executive officers and directors, and their related interests as well as to the Bank's affiliated entities amounted to zero and zero, at March 31, 2019 and December 31, 2018, respectively, all of which were performing in accordance with their respective terms as of those dates. These loans were made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.
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
Deposits from executive officers, directors, and their related interests amounted to $26.6 million and $11.1 million at March 31, 2019 and December 31, 2018, respectively. There are certain deposits described below, which are not included in the foregoing amounts.
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
During the three months ended March 31, 2019, indemnification costs paid by the Company included $147 thousand incurred by the Company's General Counsel Emeritus John Grosvenor, who retired from that position effective April 15, 2019. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the three months ended March 31, 2019.
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
Company’s Sale of Shares to and Purchase of Shares from SECT. As reported in a Schedule 13G filed with the SEC on February 13, 2017, Evercore Trust Company, as trustee of the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the SECT) (which was later succeeded as trustee by Newport Trust Company, N.A.), beneficially owned 2,500,000 shares of the Company’s voting common stock as of December 31, 2016, which Evercore Trust Company stated represented more than 5 percent of the total number of shares of the Company’s voting common stock outstanding as of that date. These shares were sold by the Company to the SECT on August 3, 2016 when the Company originally established the SECT. On December 28, 2017, in order to effectuate the early termination of the SECT, the Company purchased the 2,500,000 shares of voting common stock held by the SECT. As reported in a Schedule 13G amendment filed with the SEC on February 2, 2018, Evercore Trust Company reported that as of December 31, 2017, it no longer beneficially owned shares of the Company’s voting common stock.
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
Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal were purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility were secured by commercial mortgage loans that had a market value in excess of the balance of the advances under the facility. During the year ended December 31, 2018, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $32.5 million. The Sabal repurchase facility was paid off during the year ended December 31, 2018.
Interest on the outstanding balance under the Sabal repurchase facility accrued at the six month LIBOR rate plus a margin. $210.4 million in principal and $370 thousand in interest was paid by Sabal on the facility to the Bank during the year ended December 31, 2018.
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
Cooperation Agreement. On February 7, 2017, Richard J. Lashley, a co-founder of PL Capital Advisors, LLC, was appointed to the Boards of Directors of the Company and the Bank, which appointments became effective February 16, 2017. Mr. Lashley was appointed as a Class I director of the Company, for a term that will expire at the Company’s 2019 Annual Meeting of Stockholders. In connection with the appointment of Mr. Lashley to the Boards, on February 8, 2017, the PL Capital Group and Mr. Lashley entered into a cooperation agreement with the Company (PL Capital Cooperation Agreement), in which PL Capital Group agreed, among other matters:

•
From February 8, 2017 until June 10, 2017 (PL Capital Restricted Period), the PL Capital Group agreed to vote all shares of Common Stock that it beneficially owned (i) in favor of the Company’s slate of directors, (ii) against any stockholder’s nominations for directors not approved and recommended by the Company’s Board and against any proposals or resolutions to remove any director and (iii) in accordance with the recommendations by the Company’s Board on all other proposals of the Company’s Board set forth in the Company’s proxy statement.

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

During the three months ended March 31, 2019, indemnification costs paid by the Company included $2.2 million incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $555 thousand jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the three months ended March 31, 2019.

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

Under the Settlement Agreement, which provides for a mutual release of claims and the dismissal of Mr. Seabold’s complaint with prejudice, Mr. Seabold received lump sum cash payments from the Company and the Bank aggregating $4.3 million, less applicable withholdings for the portions of such payments representing employee compensation. Included within this amount are cash payments totaling $576 thousand representing a benefit with respect to Mr. Seabold's unvested stock options and restricted stock awards. Mr. Seabold also received a cash payment of $38 thousand as reimbursement for his premiums for health care coverage for the period October 1, 2017 through March 2019. In addition, in accordance with the Settlement Agreement the Bank paid $650 thousand of attorneys’ fees incurred by Mr. Seabold in connection with his lawsuit and the Settlement Agreement. All the cash payments to Mr. Seabold under the Settlement Agreement were made during the three months ended March 31, 2018. The Settlement Agreement contains certain standstill provisions that, prior to December 31, 2018, generally restricted Mr. Seabold and his affiliates from, among other things, acquiring beneficial ownership of any shares of the Company’s common stock or common stock equivalents to the extent this would result in Mr. Seabold beneficially owning in excess of 4.99 percent of the total number of shares of common stock outstanding, soliciting proxies in opposition to any matter not recommended by the Company’s Board of Directors or in favor of any matter not approved by the Company’s Board of Directors or initiating any stockholder proposal.

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

On August 30, 2018, all outstanding advances under Stadco Loan were paid off and the loan was closed. The Bank collected $66 thousand and $295 thousand, respectively, in unused loan fees during the years ended December 31, 2018 and 2017. Interest on the outstanding balance under the Stadco Loan accrues at LIBOR plus a margin. During the years ended December 31, 2018 and 2017, $1.1 million and $325 thousand interest, respectively, was paid by Stadco to the Bank on the Stadco Loan.

As of March 31, 2019 and December 31, 2018, there were $9.7 million and $9.7 million outstanding advances, respectively, by the Bank under Team Loan. The Bank collected $0 and $22 thousand, respectively, in unused loan fees during the three months ended March 31, 2019 and year ended December 31, 2018. Interest on the outstanding balance under the Team Loan accrues at LIBOR plus a margin. During the three months ended March 31, 2019 and year ended December 31, 2018, $158 thousand and $471 thousand interest, respectively, was paid by Team to the Bank on the Team Loan.

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

In exchange for the Bank’s rights as set forth in the LAFC Agreements, the Bank (i) paid the Team $10.0 million on March 31, 2017 and (ii) has agreed to pay the following annual aggregate amounts: for the Team’s 2018 MLS season, $5.3 million; for 2019, $5.4 million; for 2020, $5.5 million; for 2021, $5.6 million; for 2022, $5.7 million; for 2023, $5.8 million; for 2024, $5.9 million; for 2025, $6.0 million; for 2026, $6.1 million; for 2027, $6.2 million; for 2028, $6.3 million; for 2029, $6.4 million; for 2030, $6.5 million; for 2031, $6.6 million; and for 2032, $6.7 million. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising expense beginning in 2018. During the three months ended March 31, 2019, the Bank paid $1.4 million for the Team's 2019 MLS season and the related advertising and promotion expense recorded was $1.7 million. As of March 31, 2019, the Bank has paid $16.7 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.4 million as of March 31, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.

As of March 31, 2019 and December 31, 2018, the various entities affiliated with LAFC held $22.4 million and $19.4 million, respectively, of deposits at the Bank.

Legal Fees and Other Matters. During July 2017, the Company and the Bank became aware that the former Chair, President and Chief Executive Officer of the Company and the Bank, Steven A. Sugarman, became of counsel to Michelman & Robinson, LLP, a law firm that previously provided legal services to the Bank. For legal services that were performed for the Bank over a period of more than four months, the Bank paid Michelman & Robinson, LLP approximately $330 thousand in fees during the three months ended March 31, 2017. No legal services were provided and $0 was paid to Michelman & Robinson, LLP from April 1, 2017 to March 31, 2019. Michelman & Robinson, LLP previously had three outstanding letters of credit with the Bank,which were issued under a line of credit that was originally extended to Michelman & Robinson, LLP prior to 2008. All three letters of credit were canceled in February 2018, and none were drawn upon as of December 31, 2017 or subsequent to that date. Michelman & Robinson, LLP elected to pay in full all outstanding borrowings under the line of credit in June 2017 and, thereafter, the line of credit was terminated. During the three months ended March 31, 2017, the Bank reimbursed Michelman & Robinson, LLP $100 thousand in connection with a matter concerning funds wired by a third party to a deposit account Michelman & Robinson, LLP held at the Bank.
NOTE 19 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of March 31, 2019, the Company accrued $682 thousand for various litigation filed against the Company and the Bank.
The Company was named as a defendant in several complaints filed in the United States District Court for the Central District of California in January 2017 alleging violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were brought as purported class actions on behalf of stockholders who purchased shares of the Company’s common stock between varying dates, inclusive of August 7, 2015 through January 23, 2017. Those actions were consolidated, a lead plaintiff was appointed, and the lead plaintiff filed a Consolidated Amended Complaint on May 31, 2017. The defendants moved to dismiss the Consolidated Amended Complaint. On September 18, 2017, the district court granted in part and denied in part Defendants’ motions to dismiss. Specifically, the court denied the defendants’ motions as to the Company’s April 15, 2016 Proxy Statement which listed the positions held by Steven A. Sugarman (the Company’s then (now former) Chairman, President and Chief Executive Officer) with COR Securities Holdings Inc., COR Clearing LLC, and COR Capital LLC while omitting their alleged connections with Jason Galanis. On May 31, 2018, the court certified a class of shareholders who purchased Company stock between April 15, 2016 and January 20, 2017. Trial is currently set for February 18, 2020. The Company believes that the action is without merit and intends to vigorously contest it.
NOTE 20 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2019 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in the consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.
CRITICAL ACCOUNTING POLICIES
The Company's financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, the Company has established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. The Company's critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13"). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available for fiscal years beginning after December 15, 2018. Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the current expected credit loss (“CECL”) model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. We have established a working group under the direction of the CECL Committee composed of our Chief Financial Officer, Chief Credit Officer, Chief Risk Officer and Chief Accounting Officer. The Company has engaged a third-party vendor to assist in the CECL calculation and has developed an internal governance framework to oversee the CECL implementation. Other significant CECL implementation matters in process and being addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information which will be reverted to, documenting the CECL estimation process, assessing the impact to internal control over financial reporting, capital planning and seeking process approval from audit and regulatory stakeholders. The Company expects to begin parallel calculations, testing, and sensitivity analysis on its initial modeling assumptions and results in the second or third quarter of 2019.
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
Financial Highlights
For the three months ended March 31, 2019 and 2018, net income from continuing operations was $7.0 million and $7.1 million, respectively. Diluted earnings from continuing operations per common share were $0.05 and $0.03, respectively, for the three months ended March 31, 2019 and 2018. The decrease in net income from continuing operations for the three months ended March 31, 2019 compared to same period last year was due mainly to reductions in net interest income and noninterest income coupled with increases in noninterest expense and income taxes, partially offset by reductions in provision for loan and leases losses. For the three months ended March 31, 2018, net income including income of discontinued operations was $8.6 million. There was no income or loss from discontinued operations for the three months ended March 31, 2019.
Total assets were $9.89 billion at March 31, 2019, a decrease of $743.5 million from $10.63 billion at December 31, 2018. The decrease was mainly due to the Company’s continued progress towards transitioning to a core commercial banking platform. As part of this transition, the Company is de-emphasizing the production of lower margin loan products and is opportunistically reducing its holdings of certain investment securities.
Significant financial highlights during the three months ended March 31, 2019 included:

•
Securities available-for-sale were $1.47 billion at March 31, 2019, a decrease of $521.2 million, or 26.2 percent, from $1.99 billion at December 31, 2018. The decrease was primarily due to a net decline in collateralized loan obligations (CLOs) due to call and sale activities of approximately $384.3 million and a decrease in commercial mortgage-backed-securities due to sales of approximately $132.2 million. The Company continued shrinking its portfolio of collateralized loan obligations and completed the sale of its entire commercial mortgage-backed securities portfolio. The proceeds from sales of securities were primarily used to reduce advances from the FHLB and higher cost brokered time deposits.

•
During the quarter, the Company continued to implement its strategic objective to de-emphasize the production of low margin loan products through the exit from its third-party mortgage origination ("TPMO") and brokered single family lending business. During the quarter, the Company sold $243.4 million in single family residential loans, resulting in a gain of $1.6 million. Loans and leases receivable were $7.56 billion at March 31, 2019, a decrease of $143.7 million, or 1.9 percent, from $7.70 billion at December 31, 2018.

•
The Company continued to improve its core deposit base through strategic reduction of high-rate and high-volatility deposits. Demand deposit accounts increased 4.4% or $114.4 million to $2.69 billion or 34.9% of total deposits. In addition, the Company redeemed $248.2 million of high cost brokered deposits with proceeds from the asset sales. Total deposits were $7.72 billion at March 31, 2019, a decrease of $191.7 million, or 2.4 percent, from $7.92 billion at December 31, 2018.

•
Noninterest expense was $61.8 million during the quarter and included $5.8 million in non-recurring costs, including $3.0 million of net legal and professional fees and $2.8 million of restructuring expenses associated with the exit from the TPMO and brokered single family lending business and CEO transition.

•	Non-performing assets as a percentage of total loans was 0.38% at March 31, 2019, compared to 0.29% at December 31, 2018 due primarily to the downgrade of one large leveraged loan.

•
Total delinquencies as a percentage of total loans was 0.79% at March 31, 2019, compared to 0.53% at December 31, 2018 due primarily to increases in the single family residence and commercial real estate loan portfolios.

•	Return on average assets was 0.28% and 0.34% for the three months ended March 31, 2019 and 2018, respectively.

•	Return on average equity was 2.98% and 3.40% for the three months ended March 31, 2019 and 2018, respectively.

•	The Company's dividend payout ratio was 260.00% and 216.67% for the three months ended March 31, 2019 and 2018, respectively.

•	The Bank's Common Equity Tier 1 ratio was 9.72% at March 31, 2019, compared to 9.53% at December 31, 2018.

•	Average equity to average total assets was 9.29% and 9.94% for the three months ended March 31, 2019 and 2018, respectively.

•	During April 2019, the Company's Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share.
RESULTS OF OPERATIONS
Condensed Statements of Continuing Operations, Discontinued Operations and Consolidated Operations
The following table presents condensed statements of continuing operations, discontinued operations and consolidated operations for the three months ended March 31, 2018. Operating income for discontinued operations in 2019 was immaterial.

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

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans and leases (1)	$7,714,751	$90,558	4.76%	$6,805,276	$75,098	4.48%
Securities	1,751,509	17,841	4.13%	2,525,220	21,631	3.47%
Other interest-earning assets (2)	321,823	2,313	2.91%	407,064	2,164	2.16%
Total interest-earning assets	9,788,083	110,712	4.59%	9,737,560	98,893	4.12%
ALLL	(61,924)			(49,257)
BOLI and non-interest earning assets (3)	575,558			574,930
Total assets	$10,301,717			$10,263,233
Interest-bearing liabilities:
Savings	$1,201,802	5,480	1.85%	$1,055,338	3,300	1.27%
Interest-bearing checking	1,554,846	4,525	1.18%	1,976,160	4,108	0.84%
Money market	887,538	4,128	1.89%	1,076,117	2,834	1.07%
Certificates of deposit	2,982,980	17,310	2.35%	1,906,556	6,553	1.39%
Total interest-bearing deposits	6,627,166	31,443	1.92%	6,014,171	16,795	1.13%
FHLB advances	1,422,100	9,081	2.59%	1,711,089	7,392	1.75%
Securities sold under repurchase agreements	2,350	18	3.11%	119,543	750	2.54%
Long term debt and other interest-bearing liabilities	174,230	2,362	5.50%	174,424	2,332	5.42%
Total interest-bearing liabilities	8,225,846	42,904	2.12%	8,019,227	27,269	1.38%
Noninterest-bearing deposits	1,021,741			1,056,700
Non-interest-bearing liabilities	97,426			167,345
Total liabilities	9,345,013			9,243,272
Total stockholders’ equity	956,704			1,019,961
Total liabilities and stockholders’ equity	$10,301,717			$10,263,233
Net interest income/spread		$67,808	2.47%		$71,624	2.74%
Net interest margin (4)			2.81%			2.98%

(1)
For the three months ended March 31, 2018, total loans and leases includes average loans and related interest income from discontinued operations. Total loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Net (amortization) accretion of deferred loan fees and costs of $(289) thousand and $122 thousand and accretion of discount on purchased loans of $97 thousand and $10 thousand for the three months ended March 31, 2019 and 2018, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $107.2 million and $105.0 million for the three months ended March 31, 2019 and 2018, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.
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

	Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate
Interest and dividend income:
Total loans and leases(1)	$10,534	$4,926	$15,460
Securities	(7,410)	3,620	(3,790)
Other interest-earning assets	(510)	659	149
Total interest and dividend income	$2,614	$9,205	$11,819
Interest expense:
Savings	$508	$1,672	$2,180
Interest-bearing checking	(1,000)	1,417	417
Money market	(570)	1,864	1,294
Certificates of deposit	4,838	5,919	10,757
FHLB advances	(1,405)	3,094	1,689
Securities sold under repurchase agreements	(869)	137	(732)
Long term debt and other interest-bearing liabilities	(3)	33	30
Total interest expense	1,499	14,136	15,635
Net interest income	$1,115	$(4,931)	$(3,816)

(1)	For the three months ended March 31, 2018, total loans and leases includes interest income from discontinued operations.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net interest income was $67.8 million for the three months ended March 31, 2019, a decrease of $3.8 million, or 5.3 percent, from $71.6 million for the three months ended March 31, 2018. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities outpacing the increase in average yield on interest-earning assets, partially offset by an increase in interest earning assets.
Interest income on total loans and leases was $90.6 million for the three months ended March 31, 2019, an increase of $15.5 million, or 20.6 percent, from $75.1 million for the three months ended March 31, 2018. The increase in interest income on loans and leases was primarily due to a $909.5 million increase in the average balance of total loans and leases and a 28 basis points (bps) increase in average yield. The increase in average balance was due mainly to increased loan originations. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates increasing due to a rising interest rate environment over the past year.
Interest income on securities was $17.8 million for the three months ended March 31, 2019, a decrease of $3.8 million, or 17.5 percent, from $21.6 million for the three months ended March 31, 2018. The decrease in interest income on securities was due to a $773.7 million decrease in average balance, partially offset by a 66 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities, corporate debt securities and commercial mortgage-backed securities between periods to navigate a volatile rate environment during 2018 and remix of our earning assets from investment securities to higher yielding loans. The increase in average yield was due to higher interest rates on purchased investment securities and investment securities with variable interest rates increasing due to a rising interest rate environment between periods.
Dividends and interest income on other interest-earning assets was $2.3 million for the three months ended March 31, 2019, an increase of $149 thousand, or 6.9 percent, from $2.2 million for the three months ended March 31, 2018. The increase in dividends and interest income on other interest-earning assets was due to a 75 bps increase in average yield, partially offset by a $85.2 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits with financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to decreases in interest-bearing deposits in financial institutions and FHLB and other bank stock balances.
Interest expense on interest-bearing deposits was $31.4 million for the three months ended March 31, 2019, an increase of $14.6 million, or 87.2 percent, from $16.8 million for the three months ended March 31, 2018. The increase in interest expense on interest-bearing deposits was due to a 79 bps increase in average cost, coupled with a $613.0 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to shifts in deposit balances to higher yielding saving and certificates of deposit accounts as a result of increasing market interest rates.
Interest expense on FHLB advances was $9.1 million for the three months ended March 31, 2019, an increase of $1.7 million, or 22.8 percent, from $7.4 million for the three months ended March 31, 2018. The increase was due mainly to a 84 bps increase in average cost, partially offset by a $289.0 million decrease in average balance for the quarter ended March 31, 2019. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to reduced term advances, primarily three- to ten-year duration, based on available cash resulting from the Company's sales of investment securities and loans during the quarter ended March 31, 2019.
Interest expense on securities sold under repurchase agreements was $18 thousand for the three months ended March 31, 2019, a decrease of $732 thousand, or 97.6% from $750 thousand for the three months ended March 31, 2018. The Company utilized a reduced amount of repurchase agreements during the three months ended March 31, 2019 as a result of cash received from sales of loans and securities over the past year used to redeem its higher yield borrowings, including securities sold under repurchase agreements.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended March 31, 2019, an increase of $30 thousand, or 1.3 percent, from $2.3 million for the three months ended March 31, 2018. The average balance and average cost remained relatively flat during the three months ended March 31, 2019 as compared to the same period last year.
Provision for Loan and Lease Losses
The provision for loan and lease losses is charged to operations to adjust the allowance for loan and lease losses to the level required to cover estimated credit losses inherent in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $2.5 million and $19.5 million, respectively, for the three months ended March 31, 2019 and 2018. The decrease in the provision during the three months ended March 31, 2019 compared to same period in 2018 was mainly due to the 2018 period including an additional provision related to the charge-off of $13.9 million on a line of credit determined to have been fraudulently obtained and an increase due to a downgrade of a commercial and industrial loan with a carrying value of $28.5 million from Special Mention to Substandard due to credit deterioration. During the three months ended March 31, 2019, the provision for loan and lease losses reflects a $31.9 million increase in special mention, substandard and doubtful loans, coupled with increases in delinquencies and nonperforming loans. The reserve needs for these negative credit trends during the three months ended March 31, 2019 were partially offset by the $175.6 million reduction in the pass-rated portfolio balances and overall decreases in average loan balances since year-end.
See further discussion in "Allowance for Loan and Lease Losses."
Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Customer service fees	$1,515	$1,592
Loan servicing income	118	2,311
Income from bank owned life insurance	525	533
Net gain on sale of securities available-for-sale	208	5,241
Net gain (loss) on sale of loans	1,553	(41)
Net loss on sale of mortgage servicing rights	—	(2,295)
Other income	2,376	1,241
Total noninterest income	$6,295	$8,582
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Noninterest income was $6.3 million for the three months ended March 31, 2019, a decrease of $2.3 million, or 26.6 percent, from $8.6 million for the three months ended March 31, 2018. The decrease in noninterest income was mainly due to decreases in loan servicing income and net gain on sale of securities available-for-sale, partially offset by an increase in net gain (loss) on sale of loans and a decrease in net loss on sale of mortgage servicing rights.
Loan servicing income was $118 thousand for the three months ended March 31, 2019, a decrease of $2.2 million, or 94.9 percent, from $2.3 million for the three months ended March 31, 2018. The decrease between periods is attributable to the sale during the first quarter of 2018 of $26.0 million of mortgage servicing rights on $3.21 billion in unpaid principal balances of conventional mortgage loans. In addition, losses on fair value and runoff of servicing assets were $191 thousand and $920 thousand for the three months ended March 31, 2019 and 2018, respectively. Servicing fees were $309 thousand and $3.2 million for the three months ended March 31, 2019 and 2018, respectively.
Net gain on sale of securities available-for-sale was $208 thousand for the three months ended March 31, 2019, compared to $5.2 million for the three months ended March 31, 2018. The Company sold securities available-for-sale of $502.4 million and $180.2 million, respectively, during the three months ended March 31, 2019 and 2018. Included in the $502.4 million in securities available for sale during the three months ended March 31, 2019 was $132.2 million of non-agency commercial mortgage-backed securities that were sold for a gain of $9 thousand. At December 31, 2018, the Company changed its intent and decided to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of OTTI losses during the fourth quarter of 2018. Additionally, during the three months ended March 31, 2019, the Company continued to reduce its collateralized loan obligations exposure by selling $365.3 million of these investments resulting in a gain of $143 thousand.
Net gain on sale of loans was $1.6 million for the three months ended March 31, 2019, compared to a net loss of $41 thousand for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company sold jumbo SFR mortgage loans of $243.2 million resulting in a gain of $1.6 million. During the three months ended March 31, 2018, the Company sold SFR mortgage loans of $2.2 million resulting in a loss of $25 thousand, and other consumer loans of $4.4 million resulting in a loss of $16 thousand.
Net loss on sale of mortgage servicing rights was $2.3 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company sold $26.0 million of MSRs on $3.21 billion in unpaid principal balances of conventional mortgage loans. This transaction resulted in a loss on sale of MSRs of $2.3 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties. There were no sales of MSRs during the three months ended March 31, 2019.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Salaries and employee benefits	$28,439	$31,115
Occupancy and equipment	7,686	7,687
Professional fees	11,041	9,177
Outside service fees	403	2,546
Data processing	1,496	1,656
Advertising	2,057	3,277
Regulatory assessments	2,482	2,092
Reversal of provision for loan repurchases	(116)	(1,788)
Amortization of intangible assets	620	843
Restructuring expense	2,795	—
All other expense	2,982	3,229
Noninterest expense before loss on investments in alternative energy partnerships	59,885	59,834
Loss (gain) on investments in alternative energy partnerships	1,950	(34)
Total noninterest expense	$61,835	$59,800
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Noninterest expense was $61.8 million for the three months ended March 31, 2019, an increase of $2.0 million, or 3.4 percent, from $59.8 million for the three months ended March 31, 2018. The increase was mainly due to increases in loss on investments in alternative energy partnerships, restructuring expense and professional fees, partially offset by decreases in salaries and employee benefits expense, outside service fees and advertising expense.
Salaries and employee benefits expense was $28.4 million for the three months ended March 31, 2019, a decrease of $2.7 million, or 8.6 percent, from $31.1 million for the three months ended March 31, 2018. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses.

Professional fees were $11.0 million for the three months ended March 31, 2019, an increase of $1.9 million, or 20.3 percent, from $9.2 million for the three months ended March 31, 2018. The increase was mainly due to consulting fees related to significant bank projects and initiatives, as well as ongoing legal expenses related to the SEC investigation and various other litigation.
Outside service fees were $403 thousand for the three months ended March 31, 2019, a decrease of $2.1 million, or 84.2 percent, from $2.5 million for the three months ended March 31, 2018. The decrease was primarily due to lower loan subservicing costs incurred during the three months ended March 31, 2019 as a result of the aforementioned sale of mortgage servicing rights on $3.21 billion in unpaid principal balances of conventional mortgage loans during the comparable 2018 period.
Data processing expense was $1.5 million for the three months ended March 31, 2019, a decrease of $160 thousand, or 9.7 percent, from $1.7 million for the three months ended March 31, 2018. The decrease was mainly due to a decreased volume of transactions resulting from the lower deposit average balances during the three months ended March 31, 2019.
Advertising costs were $2.1 million for the three months ended March 31, 2019, a decrease of $1.2 million, or 37.2 percent, from $3.3 million for the three months ended March 31, 2018. The decrease was mainly due to overall reductions in advertising expenses between periods due to a focus on digital rather than traditional marketing. Advertising costs include $1.7 million of the LAFC naming rights commitment being expensed to marketing and advertising expenses during both the three months ended March 31, 2019 and 2018.
Regulatory assessments were $2.5 million for the three months ended March 31, 2019, an increase of $390 thousand, or 18.6 percent, from $2.1 million for the three months ended March 31, 2018. The increase was mainly due to a higher FDIC assessment rate between periods as a result of lower average balance of core deposits over total liabilities and lower balance sheet liquidity ratio during the three months ended March 31, 2019.
Reversal of provision for loan repurchases was $116 thousand and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The decrease was mainly due to the aforementioned sale of mortgage servicing rights on $3.21 billion in unpaid principal balances of conventional mortgage loans and reduced repurchase settlement activities as well as methodology and data enhancements that occurred during 2018.
For the three months ended March 31, 2019, restructuring expense was $2.8 million and consisted of severance and retention costs associated with the Company's exit from its third-party mortgage origination and brokered single family lending business and CEO transition. There was no comparable expense during the 2018 period.
Loss on investments in alternative energy partnerships was $2.0 million for the three months ended March 31, 2019, an increase of $2.0 million, from a gain of $34 thousand for the three months ended March 31, 2018. The increase in loss was mainly due to increased loss sharing allocations and resulting higher HLBV losses.
Income Tax Expense
For the three months ended March 31, 2019 and 2018, income tax expense (benefit), on a consolidated operations basis was $2.7 million and $(5.8) million, respectively, and the effective tax rate was 27.9 percent and (209.5) percent, respectively. The Company recognized higher income tax benefits for the 2018 period mainly due to the recognition of tax credits from the investments in alternative energy partnerships of $7.3 million for the three months ended March 31, 2018. All equipment was placed into service by the investments in alternative energy partnerships prior to 2019, thus no tax credits were generated from the investments for the three months ended March 31, 2019. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
For additional information, see Note 10 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION
Investment Securities
At March 31, 2019, all of the Company’s investment securities were classified as available-for-sale.
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

The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$831	$820	$(11)	$911	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	448,956	434,461	(14,495)	461,987	437,442	(24,545)
Non-agency residential mortgage-backed securities	319	331	12	418	427	9
Non-agency commercial mortgage-backed securities	—	—	—	132,199	132,199	—
Collateralized loan obligations	1,046,845	1,035,691	(11,154)	1,431,171	1,421,522	(9,649)
Total securities available-for-sale	$1,496,951	$1,471,303	$(25,648)	$2,026,686	$1,992,500	$(34,186)
Securities available-for-sale were $1.47 billion at March 31, 2019, a decrease of $521.2 million, or 26.2 percent, from $1.99 billion at December 31, 2018. The decrease was mainly due to sales of $502.4 million, calls and payoffs of $19.1 million, principal payments of $8.0 million and decrease in net unrealized losses of $8.7 million.
As of December 31, 2018, the Company changed its intent and decided to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of OTTI losses during the fourth quarter of 2018. During the three months ended March 31, 2019, the Company completed the sale of its non-agency commercial mortgage-backed securities totaling $132.2 million. Additionally, during the three months ended March 31, 2019, the Company continued to reduce its collateralized loan obligations exposure by selling $365.3 million of these investments resulting in a gain of $143 thousand. During the three months ended March 31, 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million, resulting in a gain of $4.9 million, to reposition its securities available-for-sale portfolio. The net proceeds from the sale of securities and the run-off in collateralized loan obligations were used to redeem $248.2 million of high cost brokered deposits and pay down $585.0 million of higher yielding FHLB advances.
CLOs totaled $1.05 billion and $1.43 billion in amortized cost basis at March 31, 2019 and December 31, 2018 respectively. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At March 31, 2019, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the three months ended March 31, 2019 or 2018. The Company monitors its securities portfolio to ensure it has adequate credit support. As of March 31, 2019, the Company believed there was no OTTI and did not have the intent to sell securities with fair value below amortized cost at March 31, 2019. The Company considers the lowest credit rating for identification of potential OTTI. As of March 31, 2019, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information of the investment securities portfolio as of March 31, 2019:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$820	3.06%	$820	3.06%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	267	2.71%	3,317	3.16%	—	—%	430,877	3.06%	434,461	3.03%
Non-agency residential mortgage-backed securities	76	3.96%	—	—%	—	—%	255	5.57%	331	5.20%
Collateralized loan obligations	1,035,691	4.25%	—	—%	—	—%	—	—%	1,035,691	4.25%
Total securities available-for-sale	$1,036,034	4.25%	$3,317	3.16%	$—	—%	$431,952	3.03%	$1,471,303	3.89%

Loans Held-for-Sale, at Fair Value
Total loans held-for-sale on a consolidated operations basis were $25.2 million and $27.6 million, respectively, at March 31, 2019 and December 31, 2018.
As of March 31, 2019, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold. As of December 31, 2018, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option by the Company. Loans held-for-sale carried at fair value on a consolidated operations basis were $25.2 million and $27.2 million at March 31, 2019 and December 31, 2018, respectively. The $2.0 million, or 7.3 percent, decrease was mainly due to sales and payoffs of $1.7 million, partially offset by a transfer of one loan, totaling $276 thousand, to other real estate owned, which is included in Other Assets in the Company's Consolidated Statements of Financial Condition.
Loans held-for-sale carried at fair value, as a result of the sale of the Company's Banc Home Loans division (Refer to Note 2 - Sale of Business Unit (Discontinued Operations)), that are included Assets of Discontinued Operations on the Consolidated Statements of Financial Condition totaled zero and $19.5 million at March 31, 2019 and December 31, 2018, respectively.
Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,907,102	$1,944,142	$(37,040)	(1.9)%
Commercial real estate	865,521	867,013	(1,492)	(0.2)%
Multifamily	2,332,527	2,241,246	91,281	4.1%
SBA	74,998	68,741	6,257	9.1%
Construction	211,549	203,976	7,573	3.7%
Consumer:
Single family residential mortgage	2,102,694	2,305,490	(202,796)	(8.8)%
Other consumer	62,809	70,265	(7,456)	(10.6)%
Total loans and leases(1)	7,557,200	7,700,873	(143,673)	(1.9)%
Allowance for loan and lease losses	(63,885)	(62,192)	(1,693)	2.7%
Total loans and leases receivable, net	$7,493,315	$7,638,681	$(145,366)	(1.9)%

(1)	Total loans and leases includes deferred loan origination costs/(fees) and premiums/(discounts), net of $16.8 million and $17.7 million, respectively, at March 31, 2019 and December 31, 2018.
During the three months ended March 31, 2019, the Company sold $243.4 million in single family residential loans, resulting in a gain of $1.6 million.
Non-Traditional Mortgage Portfolio ("NTM")
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2019 and December 31, 2018, the NTM portfolio totaled $790.4 million, or 10.5 percent of the total gross loan portfolio, and $826.7 million, or 10.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio decreased by $36.3 million, or 4.4 percent during the three months ended March 31, 2019. The decrease was primarily due to paydowns and amortization of $79.5 million, partially offset by originations of $43.2 million.
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
Green Loans totaled $66.8 million at March 31, 2019, a decrease of $3.3 million, or 4.8 percent from $70.1 million at December 31, 2018, primarily due to reductions in principal balances and payoffs. At March 31, 2019 and December 31, 2018, $292 thousand and zero, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
The following table presents the Company’s Green Loans first lien portfolio at March 31, 2019 by FICO scores that were obtained during the quarter ended March 31, 2019, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2018:

	March 31, 2019
	By FICO Scores Obtained During the Quarter Ended March 31, 2019			By FICO Scores Obtained During the Quarter Ended December 31, 2018			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	16	$5,277	8.2%	15	$10,182	15.8%	1	$(4,905)	(48.2)%
700-799	45	34,651	53.7%	47	32,950	51.1%	(2)	1,701	5.2%
600-699	16	16,820	26.1%	15	13,187	20.5%	1	3,633	27.5%
<600	3	3,918	6.1%	3	4,347	6.7%	—	(429)	(9.9)%
No FICO	3	3,778	5.9%	3	3,778	5.9%	—	—	—%
Totals	83	$64,444	100.0%	83	$64,444	100.0%	—	$—	—%

Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. Interest only loans totaled $720.1 million at March 31, 2019, a decrease of $32.9 million, or 4.4 percent, from $753.1 million at December 31, 2018. The decrease was primarily due to paydowns and amortization of $76.1 million, partially offset by originations of $43.2 million. As of March 31, 2019 and December 31, 2018, none of the interest only loans were non-performing.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.5 million at March 31, 2019, a decrease of $34 thousand, or 1.0 percent, from $3.5 million as of December 31, 2018. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2019 and December 31, 2018, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Management Credit Committee (MCC), formally known as Internal Asset Review Committee, conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension of the line or reduction in the credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the three months ended March 31, 2019, the Company made no curtailment in available commitments on Green Loans.
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

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
March 31, 2019
< 61%	63	$47,527	73.8%	287	$464,431	64.5%	11	$3,494	100.0%	361	$515,452	65.4%
61-80%	16	14,080	21.8%	179	229,088	31.8%	—	—	—%	195	243,168	30.9%
81-100%	4	2,837	4.4%	5	11,347	1.6%	—	—	—%	9	14,184	1.8%
> 100%	—	—	—%	6	15,250	2.1%	—	—	—%	6	15,250	1.9%
Total	83	$64,444	100.0%	477	$720,116	100.0%	11	$3,494	100.0%	571	$788,054	100.0%
December 31, 2018
< 61%	69	$51,827	76.5%	312	$495,930	65.9%	11	$3,528	100.0%	392	$551,285	66.9%
61-80%	17	13,476	19.9%	201	245,568	32.6%	—	—	—%	218	259,044	31.4%
81-100%	2	2,426	3.6%	5	7,441	1.0%	—	—	—%	7	9,867	1.2%
> 100%	—	—	—%	1	4,122	0.5%	—	—	—%	1	4,122	0.5%
Total	88	$67,729	100.0%	519	$753,061	100.0%	11	$3,528	100.0%	618	$824,318	100.0%

Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$731	$470	$261	55.5%
Non-accrual loans and leases	27,739	21,585	6,154	28.5%
Total non-performing loans	28,470	22,055	6,415	29.1%
Other real estate owned	316	672	(356)	(53.0)%
Total non-performing assets	$28,786	$22,727	$6,059	26.7%
Performing restructured loans (1)	$5,574	$5,745	$(171)	(3.0)%
Total non-performing loans and leases to total loans and leases	0.38%	0.29%
Total non-performing assets to total assets	0.29%	0.21%
ALLL to non-performing loans and leases	224.39%	281.99%
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
Additional income of approximately $462 thousand would have been recorded during the three months ended March 31, 2019, had these loans been paid in accordance with their original terms throughout the periods indicated.
During the three months ended March 31, 2019, non-accrual loans and leases increased $6.2 million due to certain single family residential, SBA and construction loans being placed on non-accrual status. During the three months ended March 31, 2019, the provision for loan and lease losses reflects a $31.9 million increase in special mention, substandard and doubtful loans, coupled with increases in delinquencies and nonperforming loans.
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
At March 31, 2019 and December 31, 2018, the Company had 12 and 13 loans, respectively, with an aggregate balance of $7.5 million and $8.0 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At March 31, 2019, of the 12 loans classified as TDRs, 11 loans totaling $5.6 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2018, of the 13 loans classified as TDRs, 12 loans totaling $5.7 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
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

The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	March 31, 2019			December 31, 2018
($ in thousands)	ALLL	Loans and Leases Receivable	% of Loans in Category to Total Loans	ALLL	Loans and Leases Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$18,893	$1,907,102	25.2%	$18,191	$1,944,142	25.2%
Commercial real estate	6,838	865,521	11.5%	6,674	867,013	11.3%
Multifamily	18,898	2,332,527	30.9%	17,970	2,241,246	29.1%
SBA	3,057	74,998	1.0%	1,827	68,741	0.9%
Construction	3,453	211,549	2.8%	3,461	203,976	2.7%
Consumer:
Single family residential mortgage	12,142	2,102,694	27.8%	13,128	2,305,490	29.9%
Other consumer	604	62,809	0.8%	941	70,265	0.9%
Total	$63,885	$7,557,200	100.0%	$62,192	$7,700,873	100.0%
The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018	Amount Change	Percentage Change
Loan breakdown by origination type:
Originated loans and leases	$6,991,056	$7,105,171	$(114,115)	(1.6)%
Acquired loans not impaired at acquisition	566,144	595,702	(29,558)	(5.0)%
Total loans and leases	$7,557,200	$7,700,873	$(143,673)	(1.9)%
ALLL breakdown by origination type:
Originated loans and leases	$63,003	$61,255	$1,748	2.9%
Acquired loans not impaired at acquisition	882	937	(55)	(5.9)%
Total ALLL	$63,885	$62,192	$1,693	2.7%
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$11,184	$11,645	$(461)	(4.0)%
Total discount	$11,184	$11,645	$(461)	(4.0)%
Percentage of ALLL to:
Originated loans and leases	0.90%	0.86%	0.04%
Originated loans and leases and acquired loans not impaired at acquisition	0.85%	0.81%	0.04%
Total loans and leases	0.85%	0.81%	0.04%

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
ALLL at beginning of period	$62,192	$49,333
Charge-offs:
Commercial and industrial	(93)	(71)
SBA	(356)	(381)
Single family residential mortgage	(526)	(115)
Other consumer	(88)	(14,072)
Total charge-offs	(1,063)	(14,639)
Recoveries:
Commercial and industrial	33	61
SBA	41	65
Lease financing	3	4
Single family residential mortgage	150	436
Other consumer	17	4
Total recoveries	244	570
Provision for loan and lease losses	2,512	19,499
ALLL at end of period	$63,885	$54,763
Average total loans and leases held-for-investment	$7,683,376	$6,708,181
Total loans and leases held-for-investment at end of period	$7,557,200	$6,930,507
Ratios:
Annualized net charge-offs to average total loans and leases held-for-investment	0.04%	0.84%
ALLL to total loans and leases held-for-investment	0.85%	0.79%
During the three months ended March 31, 2019, net charge-offs were $819 thousand, compared to $14.1 million during the comparable 2018 period. During the three months ended March 31, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in federal court pursuing the borrower and other parties and is also considering other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard. Upon extensive review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.
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

The HLBV method is a balance sheet approach whereby a calculation is prepared at each balance sheet date to estimate the amount that the Company would receive if the equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period.
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Balance at beginning of period	$28,988	$48,826
Cash distribution from investments	(460)	(516)
(Loss) gain on investments using HLBV method	(1,950)	34
Balance at end of period	$26,578	$48,344
Unfunded equity commitments	$—	$50,084
The Company’s returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the three months ended March 31, 2019 and 2018, the Company recognized energy tax credits of $0.0 million and $7.3 million, respectively, offset by $0.0 million and $769 thousand, respectively, of deferred tax expenses in connection with new equipment being placed into service as well as income tax expense (benefit) of $(527) thousand and $9 thousand, respectively (based on a current effective tax rate of 27.00 percent and 26.98 percent, respectively, which excludes the foregoing energy tax credits and related deferred tax expense), related to the recognition of its gain and loss through its HLBV application.
The HLBV losses for the periods were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 14 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018	Amount Change	Percentage Change
Noninterest-bearing deposits	$1,120,700	$1,023,360	$97,340	9.5%
Interest-bearing demand deposits	1,573,499	1,556,410	17,089	1.1%
Money market accounts	899,330	873,153	26,177	3.0%
Savings accounts	1,151,442	1,265,847	(114,405)	(9.0)%
Certificates of deposit of $250,000 or less	2,156,336	2,388,592	(232,256)	(9.7)%
Certificates of deposit of more than $250,000	823,625	809,282	14,343	1.8%
Total deposits	$7,724,932	$7,916,644	$(191,712)	(2.4)%
Total deposits were $7.72 billion at March 31, 2019, a decrease of $191.7 million, or 2.4 percent, from $7.92 billion at December 31, 2018. The decrease was mainly due to the Company's continuous efforts to build core deposits across the Company's business units, including strong growth from the community banking and private banking channel, offset by the Company's strategic reduction of high-rate and high-volatility deposits during the three months ended March 31, 2019.
During the three months ended March 31, 2019, demand deposits increased by $114.4 million, including $97.3 million of non-interest bearing deposits. In addition, during the three months ended March 31, 2019, the Company used proceeds from the sale of loans and investments to redeem $248.2 million of higher cost brokered certificates of deposits.
Brokered deposits were $1.46 billion at March 31, 2019, a decrease of $249.5 million, or 14.6 percent, from $1.71 billion at December 31, 2018. The decrease between periods is primarily related to the aforementioned $248.2 million reduction in higher cost brokered certificates of deposits.

The following table presents the scheduled maturities of certificates of deposit as of March 31, 2019:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Month	Over One Year	Total
Certificates of deposit of $250,000 or less	$1,057,971	$409,584	$384,411	$304,370	$2,156,336
Certificates of deposit of more than $250,000	350,638	124,663	214,001	134,323	823,625
Total certificates of deposit	$1,408,609	$534,247	$598,412	$438,693	$2,979,961
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
FHLB advances totaled $935.0 million and $1.52 billion at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, proceeds from sales of securities were partially used to reduce FHLB advances by $585.0 million. The Company did not utilize repurchase agreements at March 31, 2019 or December 31, 2018.
For additional information, see Note 8 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long Term Debt
The following table presents the Company's long term debt as of the dates indicated:

	March 31, 2019		December 31, 2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,797)	$175,000	$(1,826)
Total	$175,000	$(1,797)	$175,000	$(1,826)
For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of March 31, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $4.2 million and $4.3 million, respectively. The decrease was mainly due to a reduction in expected utilization of unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Balance at beginning of period	$4,622	$3,716
(Reversal of) provision for unfunded loan commitments	(414)	577
Balance at end of period	$4,208	$4,293
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

Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans and investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits and collect deposits through its wholesale and treasury operations. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. At March 31, 2019, the Bank had $37.9 million available to pay dividends to Banc of California, Inc. without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. During the three months ended March 31, 2019, the Bank paid dividends of $36.0 million to Banc of California, Inc. At March 31, 2019, Banc of California, Inc. had $43.4 million in cash, all of which was on deposit at the Bank.
On a consolidated basis, the Company maintained $304.7 million of cash and cash equivalents, which was 3.1 percent of total assets at March 31, 2019. The Company's cash and cash equivalents decreased by $86.9 million, or 22.2 percent, from $391.6 million, or 3.7 percent of total assets, at December 31, 2018. The decrease was mainly due to the decrease in deposits and reductions in FHLB advances, offset by sales of investment securities and loans. The Company has benefited from completion during late 2018 of its exit from high-rate and high-volatility institutional deposits and reduced the reliance on brokered deposits by replacing them with core deposits to fund new loan originations. During the three months ended March 31, 2019, the Company also strategically decreased its securities portfolio to navigate a volatile rate environment by completing the sale of its entire commercial mortgage-backed securities portfolio and reducing its collateralized loan obligations exposure by selling $365.3 million of these investments resulting in a gain of $143 thousand. All of these strategic actions were taken in order to expand core lending activities across the organization and reduce its reliance on higher costing brokered certificates of deposit and FHLB advances, while attempting to reduce risk on the Company's balance sheet.
At March 31, 2019, the Company had available unused secured borrowing capacities of $1.72 billion from FHLB and $21.0 million from Federal Reserve Discount Window, as well as $185.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at March 31, 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company also had unpledged securities available-for-sale of $1.36 billion at March 31, 2019. On February 14, 2019, the Company entered into a new line of credit for $15.0 million, which bears interest at LIBOR plus 2.00% and has a maturity date of February 13, 2020.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of March 31, 2019, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of March 31, 2019:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$263,908	$81,677	$152,927	$3,456	$25,848
Unused lines of credit	1,106,289	863,280	94,429	41,650	106,930
Standby letters of credit	8,579	5,570	2,523	91	395
Total commitments	$1,378,776	$950,527	$249,879	$45,197	$133,173
FHLB advances	$935,000	$279,000	$291,000	$65,000	$300,000
Long-term debt	175,000	—	—	—	175,000
Operating and capital lease obligations	29,075	5,617	10,773	5,303	7,382
Certificate of deposits	2,979,961	2,541,267	431,664	7,030	—
Total contractual obligations	$4,119,036	$2,825,884	$733,437	$77,333	$482,382
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of March 31, 2019, the Bank has paid $16.7 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.4 million as of March 31, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 18 of Notes to Consolidated Financial Statements (unaudited) for additional information.
At March 31, 2019, the Company had unfunded commitments of $11.1 million, $8.6 million, and $500 thousand for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.
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
The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Banc of California, Inc.
Total risk-based capital	$976,551	14.01%	$557,659	8.00%	N/A	N/A
Tier 1 risk-based capital	908,458	13.03%	418,244	6.00%	N/A	N/A
Common equity tier 1 capital	677,330	9.72%	313,683	4.50%	N/A	N/A
Tier 1 leverage	908,458	8.87%	409,750	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,099,628	15.79%	$557,054	8.00%	$696,318	10.00%
Tier 1 risk-based capital	1,031,535	14.81%	417,791	6.00%	557,054	8.00%
Common equity tier 1 capital	1,031,535	14.81%	313,343	4.50%	452,607	6.50%
Tier 1 leverage	1,031,535	10.07%	409,590	4.00%	511,988	5.00%
December 31, 2018
Banc of California, Inc.
Total risk-based capital	$977,342	13.71%	$570,368	8.00%	N/A	N/A
Tier 1 risk-based capital	910,528	12.77%	427,776	6.00%	N/A	N/A
Common equity tier 1 capital	679,400	9.53%	320,832	4.50%	N/A	N/A
Tier 1 leverage	910,528	8.95%	407,145	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,120,122	15.71%	$570,832	8.00%	$712,977	10.00%
Tier 1 risk-based capital	1,053,308	14.77%	427,786	6.00%	570,382	8.00%
Common equity tier 1 capital	1,053,308	14.77%	320,840	4.50%	463,435	6.50%
Tier 1 leverage	1,053,308	10.36%	406,694	4.00%	508,368	5.00%
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
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At March 31, 2019, the Bank had $37.9 million available to pay dividends to the Company without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. In addition to dividends on its preferred stock, the Company declared and paid dividends on its common stock of $0.13 per share for the three months ended March 31, 2019. During April 2019, the Company’s Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share. The Bank paid dividends of $36.0 million to Banc of California, Inc. during the three months ended March 31, 2019.

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
We maintain both a management asset/liability committee (Management ALCO), comprised of select members of senior management, and a joint asset/liability committee of the Boards of Directors of the Company and the Bank (Board ALCO, together with Management ALCO, ALCOs). In order to manage the risk of potential adverse effects of material and prolonged or volatile changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the ALCOs monitor adherence to those guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis.
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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at March 31, 2019 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
March 31, 2019
+200 bps	$1,242,789	$(42,530)	(3.3)%	$276,092	$3,899	1.4%
+100 bps	1,275,433	(9,886)	(0.8)%	274,822	2,629	1.0%
0 bp	1,285,319			272,193
-100 bps	1,258,580	(26,739)	(2.1)%	264,626	(7,567)	(2.8)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2019 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In general, the Consolidated Amended Complaint alleges that the purported concealment of the defendants’ alleged relationship with Jason Galanis caused various statements made by the defendants to be false and misleading. The defendants moved to dismiss the Consolidated Amended Complaint. The plaintiff thereafter dismissed Mr. McKinney, leaving the Company and Mr. Sugarman as the remaining defendants. On September 18, 2017, the district court granted in part and denied in part the defendants’ motions to dismiss. Specifically, the court denied the defendants’ motions as to the Company’s April 15, 2016 Proxy Statement which listed Mr. Sugarman’s positions with COR Securities Holdings Inc., COR Clearing LLC, and COR Capital LLC while omitting their alleged connections with Jason Galanis. The action purports to be brought on behalf of stockholders who purchased stock in the Company between varying dates, inclusive of August 7, 2015 through January 23, 2017. Plaintiff seeks an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 31, 2018, the court certified a class of shareholders who purchased Company stock between April 15, 2016 and January 20, 2017. Trial is currently set for February 18, 2020. The Company believes that the consolidated action is without merit and intends to vigorously contest it.
On August 15, 2017, COR Securities Holdings, Inc., and COR Clearing LLC filed an action in the United States District Court for the Central District of California, captioned COR Securities Holdings, Inc., et al. v. Banc of California, N.A., et al., Case No. 8:17-cv-01403 DOC JCGx), against the Bank and Hugh F. Boyle, the Company’s and the Bank’s Chief Risk Officer. The lawsuit asserts claims under various state and federal statutes related to computer fraud and abuse, as well as a claim of common law fraud. The plaintiffs allege that the Bank inappropriately gained access to their confidential and privileged documents on a cloud storage site. On October 2, 2017, the defendants filed a motion to dismiss. On February 2, 2018, the court granted in part and denied in part that motion to dismiss. Trial is set for September 2019. The Bank believes that the action is without merit and intends to vigorously contest it.
On August 11, 2017, Carlos P. Salas, the Bank’s former Chief of Staff, filed an action in the Los Angeles Superior Court, captioned Carlos P. Salas v. Banc of California, Inc., et al., Case No. BC672208, against the Company and the Bank asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an implied in fact contract, promissory estoppel, promissory fraud, declaratory relief, fraud/intentional misrepresentation, unfair business practices, wrongful termination, violation of the right to privacy and violation of California’s Investigative Consumer Reporting Agencies Act. In general, Mr. Salas alleges that he was constructively terminated as a Bank employee and suffered damages in excess of $4 million. He seeks both compensatory and punitive damages. On September 18, 2017, the Company and the Bank filed a motion to compel arbitration, as required by Mr. Salas’ written agreement with the Bank. On January 17, 2018, the court granted the motion to compel arbitration and stayed the court action. Mr. Salas commenced arbitration, after which the parties settled the matter for an immaterial amount.
On December 7, 2017, Heather Endresen filed an action in the Los Angeles Superior Court, captioned Heather Endresen v. Banc of California, Inc.; Banc of California, N.A., Case No. BC685641. Ms. Endresen’s complaint purports to state claims for retaliation, wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, and various statutory claims. Ms. Endresen dismissed the action without prejudice. On May 23, 2018, Ms. Endresen filed an action in the United States District Court for the Central District of California, captioned Heather Endresen v. Banc of California, Inc. and Banc of California, N.A., Case No. 8:18-cv-00899, asserting the claims she had made in the state court action and adding a claim for violation of the Sarbanes-Oxley Act. The complaint does not specify any amount of alleged damages. On August 22, 2018, Banc of California, Inc. and Banc of California, N.A. moved to compel arbitration of all of Ms. Endresen’s claims except for the Sarbanes-Oxley Act claim, pursuant to Ms. Endresen’s binding arbitration agreement. On September 20, 2018, the court granted the motion to compel arbitration and stayed the litigation on the Sarbanes-Oxley Act claim pending arbitration. Ms. Endresen has commenced arbitration. The Company believes that the claims are without merit and intends to vigorously contest them.

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From January 1, 2019 to January 31, 2019	3,219	$13.34	—	—
From February 1, 2019 to February 28, 2019	146	$14.68	—	—
From March 1, 2019 to March 31, 2019	2,130	$15.99	—	—
Total	5,495	$14.41	—
During the three months ended March 31, 2019, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under the Company's employee stock benefit plans.
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
Footnote 11
10.1	Employment Agreement, dated as of April 24, 2017, by and between the Registrant and Douglas H. Bowers	Footnote 12
10.1A	Separation Agreement, effective as of March 18, 2019, by and between the Registrant and Douglas H. Bowers	Footnote 44
10.2	Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler	Footnote 13
10.3	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	Footnote 14
10.3A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	Footnote 15
10.3B	Compensation arrangement, dated March 8, 2018, by and among Registrant, Banc of California, National Association, and Hugh F. Boyle	Footnote 40
10.4	Employment Agreement, dated as of March 4, 2019, by and among Registrant and Jared Wolff	Footnote 44
10.8	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	Footnote 16
10.8A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	Footnote 16
10.8B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	Footnote 17
10.8C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	Footnote 18
10.8D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 19
10.8E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among the Registrant, Banc of California, National Association, and Steven A. Sugarman	Footnote 20
10.8F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	Footnote 20
10.8G	Employment Separation Agreement and Release, dated as of January 23, 2017, by and among the Registrant, Banc of California, N.A. and Steven A. Sugarman	Footnote 21
10.10C	Long-Form Settlement Agreement, dated as of February 14, 2018, by and among the Registrant, Banc of California, N.A. and Jeffrey Seabold	Footnote 39
10.11B	Employment Separation Agreement and Release, dated as of June 12, 2017, by and among the Registrant, Banc of California, N.A. and J. Francisco A. Turner	Footnote 25

10.15	Registrant’s 2011 Omnibus Incentive Plan	Footnote 27
10.15A	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	Footnote 28
10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	Footnote 29
10.16B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30
10.16C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 30
10.16D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 31
10.16E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	Footnote 31
10.16F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18
10.16G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 18
10.16H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	Footnote 24
10.16J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	Footnote 24
10.16K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	Footnote 24
10.16L	Form of Restricted Stock Unit Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	Footnote 39
10.17	Registrant’s 2018 Omnibus Stock Incentive Plan	Footnote 42
10.17A	Form of Incentive Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45
10.17B	Form of Performance-Based Incentive Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45
10.17C	Form of Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45
10.17D	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan	Footnote 45
10.17E	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2018 Omnibus Plan	Footnote 45
10.17F	Form of Restricted Stock Agreement under the 2018 Omnibus Plan	Footnote 45
10.17G	Form of Performance-Based Restricted Stock Agreement under the 2018 Omnibus Plan	Footnote 45
10.17H	Form of Restricted Stock Agreement for Non-Employee Directors under the 2018 Omnibus Plan	Footnote 45
10.17I	Form of Restricted Stock Unit Agreement under the 2018 Omnibus Plan	Footnote 45
10.17J	Form of Performance Unit Agreement under the 2018 Omnibus Plan	Footnote 45
10.17K	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Plan	Footnote 45
10.18	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	Footnote 32
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
Footnote 38
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)	31.1
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)	31.2
32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0
101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(20)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(21)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 25, 2017 and incorporated herein by reference.

(22)	[Reserved]

(23)	[Reserved]

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(25)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 14, 2017 and incorporated herein by reference.

(26)	[Reserved]

(27)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(29)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(30)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(31)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(32)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(33)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(35)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(36)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

(37)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

(38)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

(39)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

(40)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

(41)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.

(42)	Included as an appendix to the Registrant’s definitive proxy statement filed on April 19, 2018 and incorporated herein by reference.

(43)	[Reserved]

(44)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 16, 2019 and incorporated herein by reference.

(45)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

(46)	[Reserved]

(47)	[Reserved]

(48)	[Reserved]

(49)	[Reserved]

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 9, 2019	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2019	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2019	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer and Director of Treasury (Principal Accounting Officer)