Form 10-Q
period 2019-06-30
BANC OF CALIFORNIA, INC.
filed 2019-08-09
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 5, 2019, the registrant had outstanding 50,402,771 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2019

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

vi.
risks that any merger and acquisition transactions of the Company may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;

vii.
the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to the effectiveness of our underwriting practices and the risk of fraud, any of which credit and operational risks may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan and lease portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

viii.
the transition to a new accounting standard adopted by the Financial Accounting Standards Board, referred to as Current Expected Credit Loss, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses;

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

xiv.
results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan losses, write-down asset values, or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, any of which could adversely affect our liquidity and earnings;

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$26,283	$21,875
Interest-earning deposits in financial institutions	287,567	369,717
Total cash and cash equivalents	313,850	391,592
Securities available-for-sale, at fair value	1,167,687	1,992,500
Loans held-for-sale, carried at fair value	23,794	7,690
Loans held-for-sale, carried at lower of cost or fair value	573,926	426
Loans receivable	6,719,570	7,700,873
Allowance for loan losses	(59,523)	(62,192)
Loans receivable, net	6,660,047	7,638,681
Federal Home Loan Bank and other bank stock, at cost	76,373	68,094
Premises, equipment, and capital leases, net	129,227	129,394
Bank owned life insurance	108,132	107,027
Operating lease right of use assets	24,118	—
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	26,633	28,988
Deferred income taxes, net	42,798	49,404
Income tax receivable	2,547	2,695
Other intangible assets, net	5,105	6,346
Other assets	168,550	150,596
Assets of discontinued operations	—	19,490
Total assets	$9,359,931	$10,630,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$993,745	$1,023,360
Interest-bearing deposits	5,298,545	6,893,284
Total deposits	6,292,290	7,916,644
Advances from Federal Home Loan Bank	1,825,000	1,520,000
Long term debt, net	173,257	173,174
Operating lease liabilities	25,457	—
Accrued expenses and other liabilities	80,383	74,715
Total liabilities	8,396,387	9,684,533
Commitments and contingent liabilities
Preferred stock	231,128	231,128
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,981,149 shares issued and 50,397,769 shares outstanding at June 30, 2019; 51,755,398 shares issued and 50,172,018 shares outstanding at December 31, 2018	520	518
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at June 30, 2019 and 477,321 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	627,306	625,834
Retained earnings	146,039	140,952
Treasury stock, at cost (1,583,380 shares at June 30, 2019 and December 31, 2018)	(28,786)	(28,786)
Accumulated other comprehensive loss, net	(12,668)	(24,117)
Total stockholders’ equity	963,544	945,534
Total liabilities and stockholders’ equity	$9,359,931	$10,630,067
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
Interest and dividend income
Loans, including fees	$89,159	$90,558	$81,307	$179,717	$156,219
Securities	12,457	17,841	21,455	30,298	43,086
Other interest-earning assets	2,424	2,313	2,423	4,737	4,587
Total interest and dividend income	104,040	110,712	105,185	214,752	203,892
Interest expense
Deposits	28,598	31,443	20,315	60,041	37,110
Federal Home Loan Bank advances	8,289	9,081	9,539	17,370	16,931
Securities sold under repurchase agreements	16	18	211	34	961
Long term debt and other interest-bearing liabilities	2,357	2,362	2,356	4,719	4,688
Total interest expense	39,260	42,904	32,421	82,164	59,690
Net interest income	64,780	67,808	72,764	132,588	144,202
(Reversal of) provision for loan losses	(1,987)	2,512	2,653	525	22,152
Net interest income after provision for loan losses	66,767	65,296	70,111	132,063	122,050
Noninterest income
Customer service fees	1,434	1,515	1,491	2,949	3,083
Loan servicing income	121	118	948	239	3,259
Income from bank owned life insurance	580	525	533	1,105	1,066
Net gain on sale of securities available-for-sale	—	208	278	208	5,519
Net gain on sale of loans	2,826	1,553	821	4,379	780
Net loss on sale of mortgage servicing rights	—	—	(155)	—	(2,450)
Other (loss) income	(7,251)	2,376	4,145	(4,875)	5,386
Total noninterest (loss) income	(2,290)	6,295	8,061	4,005	16,643
Noninterest expense
Salaries and employee benefits	27,506	28,439	29,440	55,945	60,555
Occupancy and equipment	7,955	7,686	7,883	15,641	15,570
Professional fees (reimbursement)	(2,903)	11,041	6,303	8,138	15,480
Outside service fees	489	403	413	892	2,959
Data processing	1,672	1,496	1,678	3,168	3,334
Advertising and promotion	2,048	2,057	2,864	4,105	6,141
Regulatory assessments	2,136	2,482	2,196	4,618	4,288
(Gain) loss on investments in alternative energy partnerships	(355)	1,950	1,808	1,595	1,774
Reversal of provision for loan repurchases	(61)	(116)	(218)	(177)	(2,006)
Amortization of intangible assets	621	620	827	1,241	1,670
Restructuring (reversal) expense	(158)	2,795	3,983	2,637	3,983
All other expense	4,637	2,982	5,362	7,619	8,591
Total noninterest expense	43,587	61,835	62,539	105,422	122,339
Income from continuing operations before income taxes	20,890	9,756	15,633	30,646	16,354
Income tax expense (benefit)	4,308	2,719	1,779	7,027	(4,574)
Income from continuing operations	16,582	7,037	13,854	23,619	20,928
Income from discontinued operations before income taxes (including net gain on disposal of $0, $0 and $272 for the three months ended June 30, 2019, March 31, 2019 and 2018, respectively, and $0 and $1,275 for the six months ended June 30, 2019 and 2018, respectively)	—	—	1,281	—	3,325
Income tax expense	—	—	355	—	915
Income from discontinued operations	—	—	926	—	2,410
Net income	16,582	7,037	14,780	23,619	23,338
Preferred stock dividends	4,308	4,308	5,113	8,616	10,226
Income allocated to participating securities	271	—	86	153	—
Participating securities dividends	94	202	203	295	406
Net income available to common stockholders	$11,909	$2,527	$9,378	$14,555	$12,706
Basic earnings per common share
Income from continuing operations	$0.23	$0.05	$0.17	$0.29	$0.20
Income from discontinued operations	—	—	0.02	—	0.05
Net income	$0.23	$0.05	$0.19	$0.29	$0.25
Diluted earnings per common share
Income from continuing operations	$0.23	$0.05	$0.16	$0.29	$0.20
Income from discontinued operations	—	—	0.02	—	0.05
Net income	$0.23	$0.05	$0.18	$0.29	$0.25
Basic earnings per class B common share
Income from continuing operations	$0.23	$0.05	$0.17	$0.29	$0.20
Income from discontinued operations	—	—	0.02	—	0.05
Net income	$0.23	$0.05	$0.19	$0.29	$0.25
Diluted earnings per class B common share
Income from continuing operations	$0.23	$0.05	$0.17	$0.29	$0.20
Income from discontinued operations	—	—	0.02	—	0.05
Net income	$0.23	$0.05	$0.19	$0.29	$0.25
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
Net income	$16,582	$7,037	$14,780	$23,619	$23,338
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	5,423	6,173	(7,631)	11,596	(21,192)
Reclassification adjustment for gain included in net income	—	(147)	(197)	(147)	(3,901)
Total change in unrealized gain (loss) on available-for-sale securities	5,423	6,026	(7,828)	11,449	(25,093)
Total other comprehensive income (loss)	5,423	6,026	(7,828)	11,449	(25,093)
Comprehensive income (loss)	$22,005	$13,063	$6,952	$35,068	$(1,755)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227		$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—	496		—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	5,723		1,012,308
Comprehensive income (loss):
Net income	—	—	—	—	8,558	—	—		8,558
Other comprehensive loss, net	—	—	—	—	—	—	(17,265)		(17,265)
Share-based compensation expense	—	—	—	2,087	—	—	—		2,087
Restricted stock surrendered due to employee tax liability	—	—	—	(97)	—	—	—		(97)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	58	(74)	—	—		(16)
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—		(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,503)	—	—		(6,503)
Preferred stock dividends	—	—	—	—	(5,113)	—	—		(5,113)
Balance at March 31, 2018	$269,071	$517	$5	$623,483	$141,008	$(28,786)	$(11,542)		$993,756

Comprehensive income (loss):
Net income	—	—	—	—	14,780	—	—		14,780
Other comprehensive loss, net	—	—	—	—	—	—	(7,828)		(7,828)
Issuance of common stock	—	1	(1)	—	—	—	—		—
Share-based compensation expense	—	—	—	1,788	—	—	—		1,788
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,973)	—	—	—		(1,974)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	74	(68)	—	—		6
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—		(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,524)	—	—		(6,524)
Preferred stock dividends	—	—	—	—	(5,113)	—	—		(5,113)
Balance at June 30, 2018	$269,071	$517	$4	$623,372	$143,880	$(28,786)	$(19,370)	—	$988,688

Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)		$945,534
Comprehensive income:
Net income	—	—	—	—	7,037	—	—		7,037
Other comprehensive income, net	—	—	—	—	—	—	6,026		6,026
Share-based compensation expense	—	—	—	853	—	—	—		853
Restricted stock surrendered due to employee tax liability	—	—	—	(79)	—	—	—		(79)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(50)	—	—		(50)
Stock appreciation right dividend equivalents	—	—	—	—	(202)	—	—		(202)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,486)	—	—		(6,486)
Preferred stock dividends	—	—	—	—	(4,308)	—	—		(4,308)
Balance at March 31, 2019	$231,128	$518	$5	$626,608	$136,943	$(28,786)	$(18,091)		$948,325

Comprehensive income:
Net income	—	—	—	—	16,582	—	—		16,582
Other comprehensive income, net	—	—	—	—	—	—	5,423		5,423
Issuance of common stock	—	2	—	(2)	—	—	—		—
Share-based compensation expense	—	—	—	1,497	—	—	—		1,497
Restricted stock surrendered due to employee tax liability	—	—	—	(797)	—	—	—		(797)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(26)	—	—		(26)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—		(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,058)	—	—		(3,058)
Preferred stock dividends	—	—	—	—	(4,308)	—	—		(4,308)
Balance at June 30, 2019	$231,128	$520	$5	$627,306	$146,039	$(28,786)	$(12,668)		$963,544

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$23,619	$23,338
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	525	22,152
(Reversal of) provision for unfunded loan commitments	(327)	315
Reversal of provision for loan repurchases	(177)	(2,006)
Depreciation on premises and equipment	5,290	5,212
Amortization of intangible assets	1,241	1,670
Amortization of debt issuance cost	83	76
Net amortization of premium and discount on securities	649	530
Net accretion of deferred loan costs and fees	83	(228)
Accretion of discounts on purchased loans	(125)	(562)
Deferred income tax expense (benefit)	1,841	(852)
Bank owned life insurance income	(1,105)	(1,066)
Share-based compensation expense	2,350	3,875
Loss on interest rate swaps	9,583	—
Loss on investments in alternative energy partnerships	1,595	1,774
Impairment on capitalized software projects	835	498
Net revenue from mortgage banking activities	—	(288)
Net gain on sale of loans	(4,379)	(780)
Net gain on sale of securities available for sale	(208)	(5,519)
Loss from change of fair value of mortgage servicing rights	—	1,241
Loss on sale or disposal of property and equipment	9	61
Loss on sale of mortgage servicing rights	—	2,450
Net gain on disposal of discontinued operations	—	(1,275)
Repurchase of mortgage loans	(699)	(11,091)
Originations of other loans held-for-sale	—	(6,274)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	3,849	15,417
Proceeds from sales of and principal collected on other loans held-for-sale	426	5,751
Change in accrued interest receivable and other assets	(13,403)	5,117
Change in accrued interest payable and other liabilities	(5,341)	(8,678)
Net cash provided by operating activities	26,214	50,858
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	782,019	392,556
Proceeds from maturities and calls of securities available-for-sale	38,029	220,400
Proceeds from principal repayments of securities available-for-sale	20,538	20,451
Purchases of securities available-for-sale	—	(247,530)
Loan and lease originations and principal collections, net	(149,182)	(602,103)
Redemption of Federal Home Loan Bank stock	(38,039)	13,642
Purchase of Federal Home Loan Bank and other bank stock	29,760	(13,725)
Proceeds from sale of loans	558,021	211,459
Proceeds from sale of other real estate owned	551	1,484
Proceeds from sale of mortgage servicing rights	—	30,056
Proceeds from sale of premises and equipment	—	19
Purchases of premises and equipment	(5,967)	(5,569)
Payments of capital lease obligations	(259)	(253)
Funding of equity investment	(1,501)	(1,864)
Decrease in investments in alternative energy partnerships	760	1,027
Net cash provided by investing activities	1,234,730	20,050
Cash flows from financing activities:
Net decrease in deposits	(1,624,354)	(157,109)
Net increase (decrease) in short-term Federal Home Loan Bank advances	305,000	(270,000)
Proceeds from long-term Federal Home Loan Bank advances	—	380,000
Purchase of restricted stock surrendered due to employee tax liability	(876)	(2,071)
Dividend equivalents paid on stock appreciation rights	(296)	(404)
Dividends paid on preferred stock	(8,616)	(10,226)
Dividends paid on common stock	(9,544)	(13,106)
Net cash used in financing activities	(1,338,686)	(72,916)
Net change in cash and cash equivalents	(77,742)	(2,008)
Cash and cash equivalents at beginning of period	391,592	387,699
Cash and cash equivalents at end of period	$313,850	$385,691
Supplemental cash flow information
Interest paid on deposits and borrowed funds	85,733	58,727
Income taxes paid	2,822	2,337
Income taxes refunds received	7	24
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	276	434
Transfer of loans held-for-investment to loans held-for-sale	1,127,339	211,824
Equipment acquired under capital leases	40	21
Operating lease right of use assets recognized	27,421	—
Operating lease liabilities recognized	28,822
Reclassification of stranded tax effects to retained earnings	—	496
Due on unsettled securities purchases	—	132,546
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2019

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 32 banking offices, serving San Diego, Los Angeles, Santa Barbara, and Orange counties in California as of June 30, 2019.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
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
Leases. The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for real estate space and are included within right of use (ROU) assets and lease liabilities on the June 30, 2019 consolidated balance sheet. The ROU asset is based on the operating lease liabilities adjusted for any prepaid or deferred rent. The Company has elected not to recognize on its consolidated balance sheet leases with terms of one-year or less.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, at lease commencement date in determining the present value of lease payments. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless they are reasonably certain to be exercised. The Company elected the practical expedient to combine its lease and related nonlease components for the Company’s building leases. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses (ALLL), reserve for loss on repurchased loans, reserve for unfunded loan commitments, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking and other derivatives, Hypothetical Liquidation at Book Value (HLBV) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Discontinued Operations: During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that would be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to the consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, as of December 31, 2018 and for the three and six months ended June 30, 2018. There were no material assets, liabilities or operating income as of and for the three and six months ended June 30, 2019 related to discontinued operations.
Restructuring Expense: During the three and six months ended June 30, 2019, the Company continued to implement its strategic objective to de-emphasize the production of low margin loan products through its exit from the third-party mortgage origination ("TPMO") and brokered single family lending business. The Company recognized a reversal of restructuring costs of $(158) thousand and restructuring costs of $2.6 million for the three and six months ended June 30, 2019, respectively, associated with the exit from the TPMO and brokered single family lending business and CEO transition.
Adopted Accounting Pronouncements: During the six months ended June 30, 2019, the following pronouncements applicable to the Company were adopted:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02 Topic 842, “Leases” which increases transparency and comparability among organizations by requiring the recognition of right of use (ROU) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted Topic 842 and related updates effective January 1, 2019 and used the effective date as the date of initial application, and therefore, periods prior to January 1, 2019 were not restated. The Company elected the package of practical expedients, which permits us not to reassess prior conclusions about lease identifications, lease classification and initial direct costs under the new standard. The Company did not elect to apply the hindsight practical expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment. The Company also has elected the short-term lease recognition exemption (leases with terms 12 months or less) for all leases that qualify, and thus will not recognize ROU assets or lease liabilities for those leases. In addition, the Company elected the practical expedient to not separate lease and non-lease components for all of our leases. Upon adoption, the Company recognized on its consolidated balance sheet ROU assets of approximately $23.3 million (inclusive of an adjustment to remove the Company's existing deferred rent liability of approximately $1.4 million) with a corresponding operating lease liability of approximately $24.7 million. The standard did not have an impact on our consolidated statements of income. In addition, the Company's accounting for finance leases remained substantially unchanged.
NOTE 2 – SALE OF BUSINESS UNIT (DISCONTINUED OPERATIONS)
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential (SFR) mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency SFR mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that were sold or settled separately within one year, was classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Income at December 31, 2018 and for the three and six months ended June 30, 2018. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional agency SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the consolidated financial statements as they remain part of the Company’s ongoing operations. Refer to Note 2 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to this sale.
There were no gains related to the disposal during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company recognized gains related to the disposal of $272 thousand and $1.3 million, respectively.

During the three months ended June 30, 2019 and 2018, the Company recognized earn-out income of $755 thousand and $777 thousand, respectively, related to the sale to Caliber. During the six months ended June 30, 2019 and 2018, the Company recognized an earn-out of $1.2 million and $1.4 million, respectively. At June 30, 2019 there were no material assets or liabilities associated with discontinued operations. At December 31, 2018, assets and liabilities of discontinued operations totaled $19.5 million and zero, respectively.
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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include U.S. Small Business Administration (SBA) loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at June 30, 2019 or December 31, 2018.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of GNMA loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans are re-recognized at fair value and offset by a secured borrowing, as the loans are still legally owned by GNMA but failed sale accounting treatment under GAAP due to the repurchase option. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest. As of June 30, 2019 and December 31, 2018, there were no loans that were delinquent more than 90 days and eligible to be repurchased out of GNMA loan pools.
Derivative Assets and Liabilities:
Interest Rate Swaps and Caps.
The Company offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2. At June 30, 2019, derivative liabilities included interest rate swaps related to the pending Freddie Mac multifamily securitization in which we also plan to sell the associated mortgage servicing rights.

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets
Securities available-for-sale:
SBA loan pools securities	$853	$—	$853	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	429,347	—	429,347	—
Non-agency residential mortgage-backed securities	285	—	285	—
Collateralized loan obligations	737,202	—	737,202	—
Loans held-for-sale, carried at fair value	23,794	—	2,719	21,075
Derivative assets:
Interest rate swaps and caps (1)	4,119	—	4,119	—
Foreign exchange contracts (1)	30	—	30	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	14,041	—	14,041	—
Foreign exchange contracts (2)	14	—	14	—
December 31, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$910	$—	$910	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	437,442	—	437,442	—
Non-agency residential mortgage-backed securities	427	—	427	—
Non-agency commercial mortgage-backed securities	132,199	—	132,199	—
Collateralized loan obligations	1,421,522	—	1,421,522	—
Loans held-for-sale, carried at fair value (3)	27,180	—	2,140	25,040
Derivative assets:
Interest rate swaps and caps (1)	1,534	—	1,534	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	1,600	—	1,600	—

(1)	Included in Other Assets in the Consolidated Statements of Financial Condition.

(2)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Loans repurchased from GNMA Loan Pools (1)
Balance at beginning of period	$23,069	$42,962	$25,040	$98,940
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(6)	(248)	(3)	(254)
Additions	—	2,765	—	27,385
Sales, settlements, and other	(1,988)	(12,245)	(3,962)	(92,837)
Balance at end of period	$21,075	$33,234	$21,075	$33,234

(1)
Includes loans repurchased from GNMA Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of zero and $24.0 million, respectively, for the three months ended June 30, 2019 and 2018 and $17.3 million and $32.3 million for the six months ended June 30, 2019 and 2018 in balance at beginning of period, and zero and $20.9 million, respectively, for both the three and six months ended June 30, 2019 and 2018 in balance at end of period.

The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from GNMA loan pools at June 30, 2019 and December 31, 2018 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	June 30, 2019			December 31, 2018
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$23,794	$24,495	$(701)	$7,690	$7,906	$(216)
Non-accrual loans (1)	6,594	6,685	(91)	2,427	2,538	(111)
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$—	$—	$—	$19,490	$20,027	$(537)
Non-accrual loans (2)	—	—	—	8,430	8,496	(66)

(1)	Includes loans guaranteed by the U.S. government of $5.9 million and $1.6 million, respectively, at June 30, 2019 and December 31, 2018.

(2)	Includes loans guaranteed by the U.S. government of zero and $7.6 million, respectively, at June 30, 2019 and December 31, 2018.

There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of June 30, 2019 and December 31, 2018.
The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents changes in fair value related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net gains (losses) from fair value changes
Net gain (loss) on sale of loans (continuing operations)	$59	$6	$60	$(20)
Net revenue on mortgage banking activities (discontinued operations)	—	(247)	—	(245)

Changes in fair value due to instrument-specific credit risk were immaterial for the three and six months ended June 30, 2019 and 2018. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in interest income on loans, including fees and income from discontinued operations in the consolidated statements of income.
Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans: The fair value of impaired loans with specific allocations of the ALLL based on collateral is generally based on recent real estate appraisals and automated valuation models (AVMs). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets
Impaired loans:
Commercial and industrial	$486	$—	$—	$486
SBA	448	—	—	448
December 31, 2018
Assets
Impaired loans:
SBA	$226	—	—	$226

The following table presents the losses recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Impaired loans:
Single family residential mortgage	$—	$—	$(490)	$(115)
Commercial and industrial	—	(231)	—	(292)
SBA	—	—	(46)	(380)
Other consumer	—	—	(88)	(141)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets
Cash and cash equivalents	$313,850	$313,850	$—	$—	$313,850
Securities available-for-sale	1,167,687	—	1,167,687	—	1,167,687
Federal Home Loan Bank and other bank stock	76,373	—	76,373	—	76,373
Loans held-for-sale, carried at fair value	23,794	—	2,719	21,075	23,794
Loans held-for-sale, carried at lower of cost or fair value	573,926	—	—	578,911	573,926
Loans receivable, net of ALLL	6,660,047	—	—	6,550,673	6,550,673
Accrued interest receivable	31,908	31,908	—	—	31,908
Derivative assets	4,149	—	4,149	—	4,149
Financial liabilities
Deposits	6,292,290	—	—	6,231,819	6,231,819
Advances from Federal Home Loan Bank	1,825,000	—	1,850,016	—	1,850,016
Long term debt	173,257	—	177,693	—	177,693
Derivative liabilities	14,055	—	14,055	—	14,055
Accrued interest payable	9,681	9,681	—	—	9,681
December 31, 2018
Financial assets
Cash and cash equivalents	$391,592	$391,592	$—	$—	$391,592
Securities available-for-sale	1,992,500	—	1,992,500	—	1,992,500
Federal Home Loan Bank and other bank stock	68,094	—	68,094	—	68,094
Loans held-for-sale (1)	27,606	—	2,566	25,040	27,606
Loans receivable, net of allowance	7,638,681	—	—	7,513,910	7,513,910
Accrued interest receivable	38,807	38,807	—	—	38,807
Derivative assets	1,534	—	1,534	—	1,534
Financial liabilities
Deposits	7,916,644	—	—	7,689,324	7,689,324
Advances from Federal Home Loan Bank	1,520,000	—	1,517,761	—	1,517,761
Long-term debt	173,174	—	174,059	—	174,059
Derivative liabilities	1,600	—	1,600	—	1,600
Accrued interest payable	13,253	13,253	—	—	13,253

(1)	Includes loans held-for-sale carried at fair value of $19.5 million ($2.1 million at Level 2 and $17.4 million at Level 3) of discontinued operations.

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Securities available-for-sale:
SBA loan pool securities	$831	$22	$—	$853
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	436,049	196	(6,898)	429,347
Non-agency residential mortgage-backed securities	275	10	—	285
Collateralized loan obligations	748,502	—	(11,300)	737,202
Total securities available-for-sale	$1,185,657	$228	$(18,198)	$1,167,687
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$911	$—	$(1)	$910
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	461,987	—	(24,545)	437,442
Non-agency residential mortgage-backed securities	418	9	—	427
Non-agency commercial mortgage-backed securities	132,199	—	—	132,199
Collateralized loan obligations	1,431,171	141	(9,790)	1,421,522
Total securities available-for-sale	$2,026,686	$150	$(34,336)	$1,992,500

As of December 31, 2018, the Company changed its intent and decided to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of other-than-temporary impairment (OTTI) losses during the fourth quarter of 2018. During the first quarter of 2019, the Company completed the sale of all remaining non-agency commercial mortgage-backed securities totaling $132.2 million resulting in a gain of $9 thousand. Additionally, during the three and six months ended June 30, 2019, the Company sold $279.2 million and $644.5 million, respectively, in collateralized loan obligations resulting in a gain of zero and $143 thousand, respectively. During the first quarter of 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million resulting in a gain of $4.9 million, to reposition its securities available-for-sale portfolio.
At June 30, 2019, the Company's investment securities portfolio consisted of SBA loan pool securities, mortgage-backed securities, and collateralized loan obligations. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At June 30, 2019 and December 31, 2018, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Gross realized gains on sales and calls of securities available-for-sale	$—	$278	$208	$5,519
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$278	$208	$5,519
Proceeds from sales and calls of securities available-for-sale	$298,156	$325,439	$820,048	$612,956

Investment securities with carrying values of $106.3 million and $163.0 million as of June 30, 2019 and December 31, 2018, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Securities available-for-sale:
SBA loan pool securities	$—	$—	$—	$—	$—	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—	370,676	(6,898)	370,676	(6,898)
Non-agency residential mortgage-backed securities	—	—	—	—	—	—
Collateralized loan obligations	497,963	(6,664)	239,239	(4,636)	737,202	(11,300)
Total securities available-for-sale	$497,963	$(6,664)	$609,915	$(11,534)	$1,107,878	$(18,198)
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$—	$—	$910	$(1)	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	13,494	(133)	423,916	(24,412)	437,410	(24,545)
Non-agency residential mortgage-backed securities	90	—	16	—	106	—
Collateralized loan obligations	1,364,317	(9,480)	32,790	(310)	1,397,107	(9,790)
Total securities available-for-sale	$1,377,901	$(9,613)	$457,632	$(24,723)	$1,835,533	$(34,336)

The Company did not record OTTI for investment securities for the three and six months ended June 30, 2019 or 2018.
At June 30, 2019, the Company’s securities available-for-sale portfolio consisted of 82 securities, 64 of which were in an unrealized loss position. At December 31, 2018, the Company’s securities available-for-sale portfolio consisted of 145 securities, 118 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to the Company's mortgage-backed securities issued by U.S government sponsored entities and agencies. The Company also considers the lowest credit rating for identification of potential OTTI for other securities. As of June 30, 2019, nearly all of the Company's non-agency mortgage-backed securities or collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value is attributable to changes in interest rates, and not credit quality. The Company believes there was no OTTI as of June 30, 2019 and does not have the intent to sell its securities in an unrealized loss position and further believes it is not likely that it will be required to sell these securities before their anticipated recovery.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of June 30, 2019:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$—	—%	$—	—%	$—	—%	$853	2.08%	$853	2.08%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	243	2.36%	3,069	2.67%	—	—%	426,035	2.74%	429,347	2.74%
Non-agency residential mortgage-backed securities	66	3.23%	—	—%	—	—%	219	5.74%	285	5.16%
Collateralized loan obligations	737,202	3.71%	—	—%	—	—%	—	—%	737,202	3.71%
Total securities available-for-sale	$737,511	3.71%	$3,069	2.67%	$—	—%	$427,107	2.74%	$1,167,687	3.35%

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table presents the balances in the Company’s loan portfolios as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018
Commercial:
Commercial and industrial	$1,951,707	$1,944,142
Commercial real estate	856,497	867,013
Multifamily	1,598,978	2,241,246
SBA	80,929	68,741
Construction	209,029	203,976
Consumer:
Single family residential mortgage	1,961,065	2,305,490
Other consumer	61,365	70,265
Total loans(1)	$6,719,570	$7,700,873
Percentage to total loans	100.0%	100.0%
Allowance for loan losses	(59,523)	(62,192)
Loans receivable, net	$6,660,047	$7,638,681

(1)	Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net of $16.1 million and $17.7 million, respectively, at June 30, 2019 and December 31, 2018.
Non-Traditional Mortgage Loans ("NTM")
The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens(1)	78	$61,439	8.2%	88	$67,729	8.2%
Interest-only - first liens(2)	444	680,361	91.0%	519	753,061	91.1%
Negative amortization(3)	10	3,219	0.4%	11	3,528	0.4%
Total NTM - first liens	532	745,019	99.7%	618	824,318	99.7%
Other consumer:
Green Loans (HELOC) - second liens(1)	7	2,247	0.3%	10	2,413	0.3%
Total NTM - second liens	7	2,247	0.3%	10	2,413	0.3%
Total NTM loans	539	$747,266	100.0%	628	$826,731	100.0%
Total loans receivable		$6,719,570			$7,700,873
% of total NTM loans to total loans receivable		11.1%			10.7%

Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. These loans are generally interest only for a 15-year term with a balloon payment due at maturity. At June 30, 2019 and December 31, 2018, $286 thousand and $0, respectively, of the Company's Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of Green Loans in 2011.
Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At June 30, 2019 and December 31, 2018, interest only loans totaled $680.4 million and $753.1 million, respectively. At June 30, 2019 and December 31, 2018, $827 thousand and $0, respectively, of the interest only loans were non-performing.

Loans with the Potential for Negative Amortization
Negative amortization loans totaled $3.2 million and $3.5 million at June 30, 2019 and December 31, 2018, respectively. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2019 and December 31, 2018, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the credit risk associated with these loans is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.
Allowance for Loan Losses
The Company has established credit risk management processes that include regular management review of the loan portfolio to identify problem loans. During the ordinary course of business, management may become aware of borrowers and lessees who may not be able to fulfill the contractual payment requirements of the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partial or full charge off the principal balance. The Company maintains the ALLL at a level that is considered adequate to cover the estimated incurred losses in the loan portfolio.
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated incurred loss. The estimated funding of the loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At June 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $4.3 million and $4.6 million, respectively, which are included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to perform periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that the Company maintains an adequate allowance for loan losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Balance at beginning of period	$63,885	$54,763	$62,192	$49,333
Loans charged off	(2,451)	(950)	(3,514)	(15,589)
Recoveries of loans previously charged off	76	212	320	782
Net charge-offs	(2,375)	(738)	(3,194)	(14,807)
(Reversal of) provision for loan losses	(1,987)	2,653	525	22,152
Balance at end of period	$59,523	$56,678	$59,523	$56,678

During the three months ended March 31, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and third party bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in Federal court pursuing the borrower and other parties. That action was voluntarily dismissed by the Bank without prejudice, and a substantially similar action was filed in Los Angeles County Superior Court. The Bank is also considering other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard. Upon extensive review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and six months ended June 30, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at March 31, 2019	$18,893	$6,838	$18,898	$3,057	$3,453	$—	$12,142	$604	$63,885
Charge-offs	(2,022)	—	(6)	8	—	—	(425)	(6)	(2,451)
Recoveries	11	—	—	60	—	3	—	2	76
Net charge-offs	(2,011)	—	(6)	68	—	3	(425)	(4)	(2,375)
Provision (reversal)	4,647	39	(6,267)	(5)	262	(3)	(645)	(15)	(1,987)
Balance at June 30, 2019	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523

Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(2,115)	—	(6)	(348)	—	—	(951)	(94)	(3,514)
Recoveries	44	—	—	101	—	6	150	19	320
Net charge-offs	(2,071)	—	(6)	(247)	—	6	(801)	(75)	(3,194)
Provision	5,409	203	(5,339)	1,540	254	(6)	(1,255)	(281)	525
Balance at June 30, 2019	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523

Individually evaluated for impairment	$1,239	$—	$—	$1,563	$—	$—	$—	$22	$2,824
Collectively evaluated for impairment	20,290	6,877	12,625	1,557	3,715	—	11,072	563	56,699
Total ending ALLL balance	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523
Loans:
Individually evaluated for impairment	$20,429	$—	$—	$3,262	$2,519	$—	$21,021	$1,169	$48,400
Collectively evaluated for impairment	1,931,278	856,497	1,598,978	77,667	206,510	—	1,940,044	60,196	6,671,170
Total ending loan balances	$1,951,707	$856,497	$1,598,978	$80,929	$209,029	$—	$1,961,065	$61,365	$6,719,570

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and six months ended June 30, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at March 31, 2018	$17,571	$5,417	$14,219	$1,577	$3,220	$—	$11,969	$790	$54,763
Charge-offs	(276)	—	(8)	(302)	—	—	(364)	—	(950)
Recoveries	36	—	—	167	—	5	—	4	212
Net charge-offs	(240)	—	(8)	(135)	—	5	(364)	4	(738)
Provision (reversal)	(467)	315	419	398	199	(5)	1,631	163	2,653
Balance at June 30, 2018	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678

Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(347)	—	(8)	(683)	—	—	(479)	(14,072)	(15,589)
Recoveries	97	—	—	232	—	9	436	8	782
Net charge-offs	(250)	—	(8)	(451)	—	9	(43)	(14,064)	(14,807)
Provision	2,834	761	1,373	590	101	(9)	2,283	14,219	22,152
Balance at June 30, 2018	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678

Individually evaluated for impairment	$595	$—	$—	$124	$—	$—	$461	$8	$1,188
Collectively evaluated for impairment	16,269	5,732	14,630	1,716	3,419	—	12,775	949	55,490
Total ending ALLL balance	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678
Loans:
Individually evaluated for impairment	$5,829	$—	$—	$646	$—	$—	$20,140	$750	$27,365
Collectively evaluated for impairment	1,736,730	793,855	1,959,965	77,446	211,110	—	2,154,043	75,490	7,008,639
Total ending loan balances	$1,742,559	$793,855	$1,959,965	$78,092	$211,110	$—	$2,174,183	$76,240	$7,036,004

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs and any purchase premium or discount.

	June 30, 2019			December 31, 2018
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related ALLL recorded:
Commercial:
Commercial and industrial	$18,434	$18,404	$—	$5,491	$5,455	$—
Commercial real estate	—	—	—	—	—	—
SBA	1,320	1,251	—	1,668	1,588	—
Construction	2,519	2,519	—	—	—	—
Consumer:
Single family residential mortgage	20,938	21,021	—	12,115	12,161	—
Other consumer	1,167	1,147	—	469	469	—
With an ALLL recorded:
Commercial:
Commercial and industrial	2,025	2,025	1,239	—	—	—
SBA	2,107	2,011	1,563	823	788	562
Consumer:
Single family residential mortgage	—	—	—	5,993	6,032	161
Other consumer	22	22	22	468	452	106
Total	$48,532	$48,400	$2,824	$27,027	$26,945	$829
The following table presents information on impaired loans, disaggregated by class, for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
June 30, 2019
Commercial:
Commercial and industrial	$20,794	$255	$254	$12,921	$255	$254
Commercial real estate	—	—	—	289	—	—
SBA	3,297	4	4	3,571	8	8
Construction	2,519	—	—	2,519	—	—
Consumer:
Single family residential mortgage	21,092	58	48	20,208	116	97
Other consumer	1,177	4	3	1,011	7	6
Total	$48,879	$321	$309	$40,519	$386	$365
June 30, 2018
Commercial:
Commercial and industrial	$5,900	$1	$1	$5,616	$4	$4
SBA	654	—	—	514	—	—
Consumer:
Single family residential mortgage	20,274	58	47	19,994	115	96
Other consumer	760	3	3	755	6	5
Total	$27,588	$62	$51	$26,879	$125	$105

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
June 30, 2019
NTM loans:
Single family residential mortgage	$19,960	$—	$827	$20,787	$724,232	$745,019
Other consumer	—	—	—	—	2,247	2,247
Total NTM loans	19,960	—	827	20,787	726,479	747,266
Traditional loans:
Commercial:
Commercial and industrial	1,063	997	4,017	6,077	1,945,630	1,951,707
Commercial real estate	—	—	—	—	856,497	856,497
Multifamily	—	—	—	—	1,598,978	1,598,978
SBA	944	73	2,672	3,689	77,240	80,929
Construction	—	—	2,519	2,519	206,510	209,029
Consumer:
Single family residential mortgage	7,447	3,645	6,683	17,775	1,198,271	1,216,046
Other consumer	514	295	554	1,363	57,755	59,118
Total traditional loans	9,968	5,010	16,445	31,423	5,940,881	5,972,304
Total	$29,928	$5,010	$17,272	$52,210	$6,667,360	$6,719,570
December 31, 2018
NTM loans:
Single family residential mortgage	$7,430	$617	$—	$8,047	$816,271	$824,318
Other consumer	—	—	—	—	2,413	2,413
Total NTM loans	7,430	617	—	8,047	818,684	826,731
Traditional loans:
Commercial:
Commercial and industrial	350	1,596	3,340	5,286	1,938,856	1,944,142
Commercial real estate	—	582	—	582	866,431	867,013
Multifamily	356	—	—	356	2,240,890	2,241,246
SBA	551	77	862	1,490	67,251	68,741
Construction	—	939	—	939	203,037	203,976
Consumer:
Single family residential mortgage	7,321	3,160	9,198	19,679	1,461,493	1,481,172
Other consumer	3,132	573	446	4,151	63,701	67,852
Total traditional loans	11,710	6,927	13,846	32,483	6,841,659	6,874,142
Total	$19,140	$7,544	$13,846	$40,530	$7,660,343	$7,700,873

Non-accrual Loans
The following table presents non-accrual loans as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Non-accrual loans
Commercial:
Commercial and industrial	$—	$5,716	$5,716	$—	$5,455	$5,455
Commercial real estate	—	—	—	—	—	—
SBA	—	3,440	3,440	—	2,574	2,574
Construction	—	2,519	2,519	—	—	—
Consumer:
Single family residential mortgage	1,113	14,836	15,949	—	12,929	12,929
Other consumer	—	875	875	—	627	627
Total non-accrual loans	$1,113	$27,386	$28,499	$—	$21,585	$21,585

At June 30, 2019 and December 31, 2018, $275 thousand and $470 thousand of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At June 30, 2019 and December 31, 2018, consumer mortgage loans of $8.8 million and $5.1 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
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
Troubled debt restructured loans consisted of the following as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$16,250	$16,250	$—	$2,276	$2,276
SBA	—	1,057	1,057	—	187	187
Consumer:
Single family residential mortgage	2,653	2,419	5,072	2,668	2,596	5,264
Other consumer	294	—	294	294	—	294
Total	$2,947	$19,726	$22,673	$2,962	$5,059	$8,021

The Company did not have any commitments to lend to customers with outstanding loans that were classified as TDRs as of June 30, 2019 or December 31, 2018. Accruing TDRs were $20.2 million and non-accrual TDRs were $2.4 million at June 30, 2019 compared to accruing TDRs of $5.7 million and non-accrual TDRs of $2.3 million at December 31, 2018.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2019
Commercial:
Commercial and industrial	10	$17,339	$17,020	10	$17,339	$17,020
SBA	2	3,214	869	2	3,214	869
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Other consumer	—	$—	$—	—	$—	$—
Total	12	20,553	17,889	12	$20,553	$17,889
June 30, 2018
Commercial:
Commercial and industrial	—	$—	$—	2	$171	$163
Total	—	$—	$—	2	$171	$163
The Company considers a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the six months ended June 30, 2019 and 2018, there were no loans that were modified as TDRs during the past 12 months that had subsequent payment defaults during the periods.
The following table summarizes TDRs by modification type for the periods indicated:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
June 30, 2019
Commercial:
Commercial and industrial	10	$17,020	—	$—	10	$17,020
SBA	2	$869	—	$—	2	$869
Total	12	$17,889	—	$—	12	$17,889

June 30, 2018
Total	—	$—	—	$—	—	$—

	Six Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
June 30, 2019
Commercial:
Commercial and industrial	10	$17,020	—	$—	10	$17,020
SBA	2	$869	—	$—	2	$869
Total	12	$17,889	—	$—	12	$17,889

June 30, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	2	$163
Total	—	$—	2	$163	2	$163

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company performs historical loss analysis that is combined with a comprehensive loan or lease to value analysis to analyze the associated risks in the current loan and lease portfolio. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogeneous loans such as commercial and commercial real estate loans. The Company uses the following definitions for risk ratings:
Pass: Loans classified as pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful”.
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

The following table presents the risk categories for total loans as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2019
NTM loans:
Single family residential mortgage	$729,845	$12,751	$2,423	$—	$745,019
Other consumer	2,247	—	—	—	2,247
Total NTM loans	732,092	12,751	2,423	—	747,266
Traditional loans:
Commercial:
Commercial and industrial	1,844,472	50,702	56,533	—	1,951,707
Commercial real estate	832,173	14,519	9,805	—	856,497
Multifamily	1,581,629	11,488	5,861	—	1,598,978
SBA	66,448	4,074	9,605	802	80,929
Construction	194,842	9,172	5,015	—	209,029
Consumer:
Single family residential mortgage	1,193,532	6,017	15,980	517	1,216,046
Other consumer	57,177	471	1,470	—	59,118
Total traditional loans	5,770,273	96,443	104,269	1,319	5,972,304
Total	$6,502,365	$109,194	$106,692	$1,319	$6,719,570

December 31, 2018
NTM loans:
Single family residential mortgage	$811,056	$10,966	$2,296	$—	$824,318
Other consumer	2,413	—	—	—	2,413
Total NTM loans	813,469	10,966	2,296	—	826,731
Traditional loans:
Commercial:
Commercial and industrial	1,859,569	41,302	43,271	—	1,944,142
Commercial real estate	851,604	11,376	4,033	—	867,013
Multifamily	2,239,301	—	1,945	—	2,241,246
SBA	53,433	6,114	8,340	854	68,741
Construction	197,851	3,606	2,519	—	203,976
Consumer:
Single family residential mortgage	1,461,721	2,602	16,849	—	1,481,172
Other consumer	66,228	979	645	—	67,852
Total traditional loans	6,729,707	65,979	77,602	854	6,874,142
Total	$7,543,176	$76,945	$79,898	$854	$7,700,873

Purchases, Sales, and Transfers
From time to time, the Company purchases and sells loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value and any reductions in value on transfer are reflected as write-downs to allowance for loan losses. The Company had no purchases of loans, excluding loans held-for-sale, for the three and six months ended June 30, 2019 and 2018. The following table presents loans transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Three Months Ended		Six Months Ended
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
June 30, 2019
Commercial:
Commercial real estate	$—	$(573)	$—	$(573)
Multifamily	—	(752,087)	—	(752,087)
Consumer:
Single family residential mortgage	$—	$(131,315)	$—	$(374,679)
Total	$—	$(883,975)	$—	$(1,127,339)
June 30, 2018
Commercial:
Multifamily	$—	$(71,449)	$—	$(71,449)
Consumer:
Single family residential mortgage	—	(133,829)	—	(136,013)
Other consumer	—	—	—	(4,362)
Total	$—	$(205,278)	$—	$(211,824)

Included in transfers to loans held for sale is $573.9 million in multifamily loans from loans held-for-investment related to our pending Freddie Mac multifamily securitization which is expected to close during the third quarter of 2019. The loans included in the securitization have a weighted average coupon of 3.79% and a weighted average term to initial reset of 3.5 years. The related mortgage servicing rights will also be sold.

In connection with the anticipated securitization, during the second quarter of 2019, the Company entered into interest rate swap agreements with a combined notional value of $543.4 million to offset variability in fair value of the related loans as a result of changes in market interest rates. During the three months ended June 30, 2019, the Company recognized a $9.6 million unrealized loss. The $9.6 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and is expected to be primarily offset by the anticipated gain in fair value of the loans sold into the securitization in the third quarter. Subsequent to June 30, 2019, this securitization was completed (refer to Note 20 — Subsequent Events for more information).

During the three and six months ended June 30, 2019, the Company sold $131.5 million and $374.7 million, respectively, in single family residential loans, resulting in a gain of $125 thousand and $1.8 million, respectively.

During the three and six months ended June 30, 2019, the Company sold $178.2 million and $178.2 million, respectively, in multifamily residential loans, resulting in a gain of $2.9 million and $2.9 million, respectively.
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

The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
($ in thousands)	2019	2019
Operating Lease Expense	$1,720	$3,496
Variable Lease Expense	89	178
Sublease Income	(15)	(250)
Total Lease Expense	$1,794	$3,424
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
($ in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,738	$3,619
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$1,055	$4,089
ROU assets recognized upon adoption of new lease standard	$—	$23,332

Supplemental balance sheet information related to leases was as follows:

($ in thousands)	June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$24,118
Operating lease liabilities	25,457

June 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	6.64 years
Weighted-average discount rate:
Operating leases	2.88%

Maturities of lease liabilities at June 30, 2019 were as follows:

($ in thousands)	Operating Leases
Remainder of 2019	$3,325
2020	6,590
2021	4,827
2022	3,250
2023	2,440
2024	1,568
Thereafter	6,338
Total lease payments	28,338
Less: present value discount	(2,881)
Total Lease Liability	$25,457

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At June 30, 2019 and December 31, 2018, the Company had goodwill of $37.1 million. The Company evaluates goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test (Step 0) as of August 31, 2018 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of June 30, 2019, the weighted average remaining amortization period for core deposit intangibles was approximately 5.1 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2019
Core deposit intangibles	$30,904	$25,799	$5,105
December 31, 2018
Core deposit intangibles	$30,904	$24,558	$6,346

Aggregate amortization of intangible assets was $621 thousand and $827 thousand for the three months ended June 30, 2019 and 2018, respectively and $1.2 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively. The following table presents estimated future amortization expenses as of June 30, 2019:

($ in thousands)	Remainder of 2019	2020	2021	2022	2023	2024 and After	Total
Estimated future amortization expense	$954	$1,518	$1,082	$799	$517	$235	$5,105

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents the Company's advances from the FHLB as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018
Fixed rate:
Outstanding balance	$1,180,000	$805,000
Interest rates ranging from	1.61%	1.61%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.51%	2.58%
Variable rate:
Outstanding balance	645,000	715,000
Weighted average interest rate	2.52%	2.56%

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2019 and December 31, 2018, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.71 billion and $4.05 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $49.3 million and $41.0 million at June 30, 2019 and December 31, 2018, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $942.6 million at June 30, 2019.
The Bank maintained a line of credit of $21.0 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $28.3 million, with no outstanding borrowings at June 30, 2019. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $185.0 million, with no outstanding borrowings at June 30, 2019.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at June 30, 2019 and December 31, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
On February 14, 2019, the Company entered into a new line of credit for $15.0 million, which bears interest at LIBOR plus 2.00% and has a maturity date of February 13, 2020. At June 30, 2019, total borrowings under the line of credit were $0.

NOTE 9 – LONG-TERM DEBT
The following table presents the Company's long-term debt as of the dates indicated:

	June 30, 2019		December 31, 2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,743)	$175,000	$(1,826)
Total	$175,000	$(1,743)	$175,000	$(1,826)

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
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the Supplemental Indenture and together with the Base Indenture, the Indenture). The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. The Company was in compliance with all covenants under the Indenture at June 30, 2019.
NOTE 10 – INCOME TAXES
For the three and six months ended June 30, 2019 income tax expense, on a consolidated operations basis, was $4.3 million and $7.0 million, respectively, and the effective tax rate was 20.6% and 22.9%, respectively. For the three and six months ended June 30, 2018 income tax expense (benefit), on a consolidated operations basis, was $2.1 million and $(3.7) million, respectively, and the effective tax rate was 12.6% and (18.6)%, respectively. The Company recognized higher income tax expense for the 2019 periods mainly due to the reduction in the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $1.9 million and $9.2 million for the three and six months ended June 30, 2018, respectively, compared to $1.7 million and $1.7 million, respectively, of tax credits recognized for the three and six months ended June 30, 2019, respectively. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the reversal of its taxable temporary differences, the existence of its historical earnings, the amounts of future projected earnings as well as the tax expiration periods of its income tax credits. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $42.8 million and $49.4 million at June 30, 2019 and December 31, 2018, respectively. The overall decrease in net deferred tax assets was primarily due to increases of $1.8 million in deferred tax liabilities resulting from year-to-date temporary book-tax differences and an increase of $4.8 million in deferred tax liabilities from the decrease of unrealized loss on securities available-for-sale.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.3 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of June 30, 2019, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $1.1 million. At June 30, 2019 and December 31, 2018, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back derivative agreements, which generate fee income for the Company, are intended to offset each other. The Company retains the credit risk of the original loan. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Income. For the three and six months ended June 30, 2018, changes in fair value recorded through Other Income in the Consolidated Statements of Income were immaterial.
For the three and six months ended June 30, 2019, other income also includes a $9.6 million unrealized loss on interest rate swaps related to the pending Freddie Mac multifamily securitization in which we planned to sell the associated mortgage servicing rights. The $9.6 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and is expected to be primarily offset by the anticipated gain in fair value of the loans sold into the securitization in the third quarter. Subsequent to June 30, 2019, this securitization was completed (refer to Note 20 — Subsequent Events for more information).
Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. For the three and six months ended June 30, 2019 and 2018, changes in fair value recorded through Other Income in the Consolidated Statements of Income were immaterial.
The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated.

	June 30, 2019		December 31, 2018
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps and caps on loans	$130,121	$4,119	$103,812	$1,534
Foreign exchange contracts	1,209	30	—	—
Total	$131,330	$4,149	$103,812	$1,534
Derivative liabilities:
Interest rate swaps and caps on loans	$673,514	$14,041	$103,812	1,600
Foreign exchange contracts	1,209	14	—	—
Total	$674,723	$14,055	$103,812	$1,600

(1)	The fair value of derivative assets and derivative liabilities are included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets.

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
NOTE 12 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018 (the Effective Date), the Company's stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (2018 Omnibus Plan). As of the Effective Date, the Company discontinued granting awards under the Company’s 2013 Omnibus Incentive Plan (2013 Omnibus Plan) or any prior equity incentive plans and future stock-based compensation awards to its directors and employees will be made pursuant to the 2018 Omnibus Plan. The 2018 Omnibus Plan provides that the maximum number of shares that will be available for awards is 4,417,882, which represents the number of shares that were available for new awards under the 2013 Omnibus Plan immediately prior to the Effective Date. As of June 30, 2019, 3,644,293 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Stock options	$(24)	$80	$(16)	$113
Restricted stock awards and units	1,521	1,708	2,366	3,762
Total share-based compensation expense	$1,497	$1,788	$2,350	$3,875
Related tax benefits	$440	$524	$691	$1,136

The following table presents unrecognized stock-based compensation expense as of June 30, 2019:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$11	1.0 year
Restricted stock awards and restricted stock units	12,826	2.5 years
Total	$12,837	2.5 years

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
The following table represents stock option activity for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	170,973	$13.56	5.5 years
Exercised	(1,836)	$10.90	5.1 years
Forfeited	(33,616)	$13.37	6.0 years
Outstanding at end of period	135,521	$13.65	5.1 years	$43
Exercisable at end of period	127,673	$13.67	5.0 years	$38

The following table represents stock option activity for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	186,973	$13.54	5.8 years
Exercised	(1,836)	$10.90	5.1 years
Forfeited	(49,616)	$13.34	6.1 years
Outstanding at end of period	135,521	$13.65	5.1 years	$43
Exercisable at end of period	127,673	$13.67	5.0 years	$38

The following table sets forth information regarding unvested stock options for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	47,848	$13.30	63,848	$13.30
Vested	(12,000)	$13.29	(12,000)	$13.29
Forfeited	(28,000)	$13.29	(44,000)	$13.29
Outstanding at end of period	7,848	$13.35	7,848	$13.35

Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	848,644	$18.20	833,601	$19.02
Granted (1)	587,804	$14.23	723,398	$14.33
Vested (2)	(201,816)	$19.07	(215,257)	$18.94
Forfeited (3)	(127,778)	$18.19	(234,888)	$19.19
Outstanding at end of period	1,106,854	$15.93	1,106,854	$15.93

(1)	There were 151,395 performance-based shares/units included in shares granted for the three and six months ended June 30, 2019.

(2)	There were 37,572 performance-based shares/units included in vested shares for the three and six months ended June 30, 2019.

(3)	The number of forfeited shares includes aggregate performance-based shares/units of 69,966 and 142,533 for the three and six months ended June 30, 2019, respectively.
Stock Appreciation Rights
On August 21, 2012, the Company granted to it then-acting chief executive officer, Steven A. Sugarman, a ten-year stock appreciation right (SAR).

The following table represents SARs activity and the weighted average exercise price per share as of and for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	3.4 years	$3,488
Outstanding at end of period	1,559,012	$11.60	3.2 years	$3,691
Exercisable at end of period	1,559,012	$11.60	3.2 years	$3,691

The following table represents SARs activity and the weighted average exercise price per share as of and for the six months ended June 30, 2019:

	Six Months Ended June 30,
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	3.6 years	$2,662
Outstanding at end of period	1,559,012	$11.60	3.2 years	$3,691
Exercisable at end of period	1,559,012	$11.60	3.2 years	$3,691

NOTE 13 – STOCKHOLDERS’ EQUITY
Warrants
On November 1, 2010, the Company issued warrants to COR Advisors LLC (COR Advisors), an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company (and resigned from those and all other positions with the Company and the Bank on January 23, 2017). The warrants entitled COR Advisors to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. On August 3, 2011, COR Advisors transferred warrants for the right to purchase 960,000 shares of non-voting common stock to COR Capital Holdings LLC (COR Capital Holdings), an entity controlled by Steven A. Sugarman, and transferred warrants for the right to purchase the remaining 435,000 shares of non-voting common stock to Jeffrey T. Seabold, the Company's then- (now former) Executive Vice President and Management Vice-Chair.
On August 22, 2012, COR Capital Holdings transferred its warrants for the right to purchase 960,000 shares of non-voting common stock to a living trust for Steven A. Sugarman and his spouse. These warrants vested in tranches, with each tranche being exercisable for 5 years after the tranche's vesting date. With respect to the warrants transferred by COR Capital Holdings to the living trust for Steven A. Sugarman and his spouse, warrants to purchase 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred by COR Advisors to Mr. Seabold, warrants to purchase 95,000 shares vested on January 1, 2011; warrants to acquire 130,000 shares vested on each of April 1 and July 1, 2011, and warrants to purchase 80,000 shares vested on October 1, 2011.
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

	June 30, 2019			December 31, 2018
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series C 8.00% non-cumulative perpetual	$—	$—	$—	$—	$—	$—
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,255
Total	$240,000	$240,000	$231,128	$240,000	$240,000	$231,128

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
On July 25, 2019, the Company commenced a tender offer for the depositary shares representing shares of its Series D and Series E preferred stock for up to $75 million in aggregate purchase price. Subject to the terms and conditions described in the tender offer materials, the tender offer is expected to close by the end of August 2019.
Change in Accumulated Other Comprehensive Income (Loss)
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of tax effect as a component of stockholders' equity. Reclassifications from AOCI are recorded on the Consolidated Statements of Income either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$(18,091)	$(11,542)	$(24,117)	$5,227
Unrealized gain (loss) arising during the period	7,678	(10,796)	16,422	(30,478)
Reclassification adjustment from other comprehensive income	—	(278)	(208)	(5,519)
Tax effect of current period changes	(2,255)	3,246	(4,765)	10,904
Total changes, net of taxes	5,423	(7,828)	11,449	(25,093)
Reclassification of stranded tax effects to retained earnings	—	—	—	496
Balance at end of period	$(12,668)	$(19,370)	$(12,668)	$(19,370)

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
Unconsolidated VIEs
Alternative Energy Partnerships
The Company invests in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). These entities were formed to invest in either newly installed residential rooftop solar leases and power purchase agreements or newly installed ground mount solar power purchase agreements. As a result of its investments, the Company has the right to certain investment tax credits and tax depreciation benefits (recognized on the flow through and income statement method in accordance with ASC 740), and to a lesser extent, cash flows generated from the installed solar systems leased to customers for a fixed period of time.
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
During the three and six months ended June 30, 2019 and 2018, the Company funded $235 thousand for its alternative energy partnerships and did not receive any return of capital from its alternative energy partnerships. During the three months ended June 30, 2018, the Company received a return of capital of $1.0 million and funded $13 thousand, respectively, from and into these partnerships. During the six months ended June 30, 2018, the Company received a return of capital of $1.0 million and funded $30.9 million, respectively, from and into these partnerships.
During the three months ended June 30, 2019 and 2018, the Company recognized a (gain) loss on investment of $(0.4) million and $1.8 million, respectively, through its HLBV application. During the six months ended June 30, 2019 and 2018, the Company recognized a loss on investment of $1.6 million and $1.8 million, respectively, through its HLBV application. As a result, the balance of these investments was $26.6 million and $44.8 million at June 30, 2019 and 2018, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $1.7 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $9.2 million during the six months ended June 30, 2019 and 2018, respectively, as well as income tax benefits (expense) relating to the recognition of its loss (gain) through its HLBV application during these periods.
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018
Cash	$3,610	$3,012
Equipment, net of depreciation	252,888	259,464
Other assets	4,842	4,470
Total unconsolidated assets	$261,340	$266,946
Total unconsolidated liabilities	$6,166	$6,269
Maximum loss exposure	$30,429	$28,988

The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $30.4 million, which is the Company's recorded investment amount and remaining unfunded commitment at June 30, 2019.
The Company believes that the loss exposure on its investment is reduced considering that the return on its investment is provided not only by the cash flows of the underlying customer leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, the management arrangements include a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting the Company’s exposure.
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
At June 30, 2019 and December 31, 2018, the Company had a total investment in qualified affordable housing projects of $18.8 million and $20.0 million, respectively. During the three and six months ended June 30, 2019, the Company funded zero and $454 thousand, respectively, and recognized proportional amortization expense of $553 thousand and $1.2 million, respectively. The Company has funded $18.2 million of its $29.3 million aggregated funding commitments and had an unfunded commitment of $11.1 million at June 30, 2019. During the three and six months ended June 30, 2018, the Company funded $1.6 million and $1.6 million, respectively, into qualified affordable housing projects and recognized proportional amortization expense of $477 thousand and $974 thousand, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $554 thousand and $466 thousand, respectively, during the three months ended June 30, 2019 and 2018 and $1.1 million and $941 thousand for the six months ended June 30, 2019 and 2018, respectively. At June 30,

2019 and December 31, 2018, the maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $18.8 million and $20.0 million, respectively, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax Expense (Benefit) in the Consolidated Statements of Income.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's Statements of Financial Condition.
NOTE 15 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$16,426	$156	$16,582	$23,397	$222	$23,619
Less: income allocated to participating securities	(268)	(3)	(271)	(152)	(1)	(153)
Less: participating securities dividends	(93)	(1)	(94)	(292)	(3)	(295)
Less: preferred stock dividends	(4,268)	(40)	(4,308)	(8,535)	(81)	(8,616)
Income from continuing operations allocated to common stockholders	11,797	112	11,909	14,418	137	14,555
Income from discontinued operations	—	—	—	—	—	—
Net income allocated to common stockholders	$11,797	$112	$11,909	$14,418	$137	$14,555
Weighted average common shares outstanding	50,379,816	477,321	50,857,137	50,290,107	477,321	50,767,428
Dilutive effects of stock units	103,677	—	103,677	119,967	—	119,967
Dilutive effects of stock options	4,142	—	4,142	7,795	—	7,795
Dilutive effects of warrants	—	—	—	—	—	—
Average shares and dilutive common shares	50,487,635	477,321	50,964,956	50,417,869	477,321	50,895,190
Basic earnings per common share
Income from continuing operations	$0.23	$0.23	$0.23	$0.29	$0.29	$0.29
Income from discontinued operations	—	—	—	—	—	—
Net income	$0.23	$0.23	$0.23	$0.29	$0.29	$0.29
Diluted earnings per common share
Income from continuing operations	$0.23	$0.23	$0.23	$0.29	$0.29	$0.29
Income from discontinued operations	—	—	—	—	—	—
Net income	$0.23	$0.23	$0.23	$0.29	$0.29	$0.29

For the three and six months ended June 30, 2019, there were 517,833 and 484,163, respectively, of stock units and 58,859 and 33,013, respectively, of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
For the three and six months ended June 30, 2018, there were 38,836 and 222,431, respectively, of stock units and 0 and 0, respectively of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	June 30, 2019		December 31, 2018
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$60	$247,435	$2,167	$288,770
Unused lines of credit	817	904,298	1,514	1,119,158
Letters of credit	1,847	8,402	1,266	8,561

(1)	Included no commitments to extend credit related to discontinued operations at December 31, 2018.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. During the three months ended June 30, 2019 and 2018, advertising and promotion expense related to the LAFC commitment was $1.7 million. During the six months ended June 30, 2019 and 2018, advertising and promotion expense related to the LAFC commitment was $3.3 million. As of June 30, 2019, the Bank has paid $18.0 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.0 million as of June 30, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 18 for additional information.
At June 30, 2019, the Company had unfunded commitments of $11.1 million, $7.6 million, and $501 thousand for affordable housing fund investments, Small Business Investment Company (SBIC) investments, and other investments, respectively.
NOTE 17 – REVENUE RECOGNITION
The following presents noninterest (loss) income, segregated by revenue streams in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Noninterest income
In scope of Topic 606
Deposit service fees	$575	$708	$1,242	$1,486
Debit card fees	178	177	291	402
Investment commissions	260	619	539	942
Other	109	—	216	155
Noninterest income (in-scope of Topic 606)	1,122	1,504	2,288	2,985
Noninterest (loss) income (out-of-scope of Topic 606)	(3,412)	6,557	1,717	13,658
Total noninterest (loss) income	$(2,290)	$8,061	$4,005	$16,643

The Company does not typically enter into long-term revenue contracts with customers. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances. As of June 30, 2019, the Company did not capitalize any contract acquisition costs.
NOTE 18 – RELATED-PARTY TRANSACTIONS
General. Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of the date of this filing, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
The Bank also has an Employee Loan Program which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Employee Loan Program is a reduction in loan fees.
Transactions with Current Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
Indemnification for Costs of Counsel in Connection with Special Committee Investigation, SEC Investigation and Related Matters. On November 3, 2016, in connection with an investigation by the Special Committee of the Company’s Board of Directors, the Company Board authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the direction of the Company Board, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with the Company, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law. In addition, the Company is providing indemnification, advancement and/or reimbursement for costs related to (i) a formal order of investigation issued by the SEC on January 4, 2017 directed primarily at certain of the issues that the Special Committee reviewed and (ii) any related civil or administrative proceedings against the Company as well as officers currently or previously associated with the Company (collectively, the “Indemnity Matters”).
During the three and six months ended June 30, 2019, indemnification costs paid by the Company included $2 thousand and $149 thousand, respectively, incurred by the Company's General Counsel Emeritus John Grosvenor, who retired from that position effective April 15, 2019. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2018, indemnification costs paid by the Company included $233 thousand and $272 thousand, respectively, incurred by director Halle J. Benett; $233 thousand and $272 thousand, respectively, incurred by director Jonah F. Schnel; and $233 thousand and $272 thousand, respectively, incurred by director Robert Sznewajs. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the three and six months ended June 30, 2018.
Sabal Loan. On September 5, 2017, John A. Bogler became the Chief Financial Officer of the Company and the Bank. Mr. Bogler is a founding member, and since 2015 and up until his employment with the Company, was a board member and Chief Financial Officer, of Sabal Capital Partners, LLC and Sabal Investment Advisors, LLC. Sabal Capital Partners, LLC is the sole owner of Sabal Opportunities Fund I, LLC, which in turn is the sole owner of Sabal TL1, LLC; Sabal Investment Advisors, LLC is the investment manager of SIA Debt Opportunities Fund, LP. SDOF GP, LLC is the general partner of Sabal Investment Advisors, LLC (together, Sabal). As of September 1, 2018, Mr. Bogler had completely divested his ownership in Sabal, except for an investment in SDOF GP, LLC that represents only a right of Mr. Bogler to receive his pro-rata share of pass through distributions (net of expenses) by SIA Debt Opportunities Fund, LP with respect to underlying investments that were made by the fund. Effective June 26, 2015, the Bank provided a $35.0 million committed revolving repurchase facility, which was increased to $40.0 million effective June 11, 2017, to Sabal TL1, LLC, with a maximum funding amount of $100.0 million in certain situations. On June 6, 2018, the revolving repurchase facility was extended for 90 days beyond its original maturity date of June 10, 2018. The repurchase facility's outstanding balance was $3.5 million before it was completely paid off in August 2018. The extension was not renewed and expired on September 10, 2018.
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
Interest on the outstanding balance under the Sabal repurchase facility accrued at the six month LIBOR rate plus a margin. $210.4 million in principal and $370 thousand in interest were paid by Sabal on the facility to the Bank during the year ended December 31, 2018.
Transactions with Former Related Parties
In addition to the transactions described above with the Company’s current directors, executive officers, and 5% or greater stockholders, and related persons, the Company and the Bank have engaged in transactions described below with the Company’s then (now former) directors and executive officers, and certain persons related to them.
Indemnification for Costs of Counsel for Former Executive Officers and Former Directors in Connection with the Indemnity Matters.
During the three and six months ended June 30, 2019, indemnification costs paid by the Company in connection with the Indemnity Matters included $4.7 million and $6.9 million, respectively, incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; and $186 thousand and $741 thousand, respectively, jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; and $139 thousand and $142 thousand, incurred by the Bank’s former director Cynthia Abercrombie. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts e for the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2018, indemnification costs paid by the Company included $1.8 million and $2.0 million, respectively, incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $64 thousand and $135 thousand, respectively, incurred by the Bank’s former Management Vice Chair Jeffrey T. Seabold; and $173 thousand and $287 thousand, respectively, incurred by the Bank’s former director Cynthia Abercrombie; and $233 thousand and $272 thousand, respectively, incurred by the Company’s former director Jeffrey Karish. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the three and six months ended June 30, 2018.
Settlement Agreement. On September 5, 2017, Jeffrey T. Seabold, the Bank’s former Management Vice Chair, submitted a notice of termination of employment pursuant to his employment agreement with the Bank and, that same day, filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and the Bank and multiple unnamed defendants asserting claims for breach of contract, wrongful termination, retaliation and unfair business practices. On January 19, 2018, the parties reached a settlement in principle through mediation and a final settlement agreement was entered into by the Company, the Bank and Mr. Seabold on February 14, 2018 (the "Settlement Agreement"). Under the Settlement Agreement, which provided for a mutual release of claims and the dismissal of Mr. Seabold’s complaint with prejudice, Mr. Seabold received lump sum cash payments from the Company and the Bank aggregating $4.3 million, less applicable withholdings for the portions of such payments representing employee compensation. Included within this amount were cash payments totaling $576 thousand representing a benefit with respect to Mr. Seabold's unvested stock options and restricted stock awards. Mr. Seabold also received a cash payment of $38 thousand as reimbursement for his premiums for health care coverage for the period October 1, 2017 through March 2019. In addition, in accordance with the Settlement Agreement the Bank paid $650 thousand of attorneys’ fees incurred by Mr. Seabold in connection with his lawsuit and the Settlement Agreement. All the cash payments to Mr. Seabold under the Settlement Agreement were made during the three months ended March 31, 2018. The Settlement Agreement contains certain standstill provisions that, prior to December 31, 2018, generally restricted Mr. Seabold and his affiliates from, among other things, acquiring beneficial ownership of any shares of the Company’s common stock or common stock equivalents to the extent this would result in Mr. Seabold beneficially owning in excess of 4.99 percent of the total number of shares of common stock outstanding, soliciting proxies in opposition to any matter not recommended by the Company’s Board of Directors or in favor of any matter not approved by the Company’s Board of Directors or initiating any stockholder proposal.
NOTE 19 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. As of June 30, 2019, the Company accrued $475 thousand for various litigation filed against the Company and the Bank.
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
NOTE 20 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on June 30, 2019 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
On July 25, 2019, the Company commenced a tender offer for the depositary shares representing shares of its Series D and Series E preferred stock for up to $75 million in aggregate purchase price. Subject to the terms and conditions described in the tender offer materials, the tender offer is expected to close by the end of August 2019.
On August 1, 2019, the Company completed the Freddie Mac multifamily securitization and sold the associated mortgage servicing rights.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.
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
Recent Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13"). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is available for fiscal years beginning after December 15, 2018. Currently, the Company cannot reasonably estimate the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements; however, the impact may be significant. That assessment is based upon the fact that, unlike the incurred loss models in existing GAAP, the current expected credit loss (“CECL”) model in ASU 2016-13 does not specify a threshold for the recognition of an impairment allowance. Rather, the Company will recognize an impairment allowance equal to its estimate of lifetime expected credit losses, adjusted for prepayments, for in-scope financial instruments as of the end of the reporting period. Accordingly, the impairment allowance measured under the CECL model could increase significantly from the impairment allowance measured under the Company’s existing incurred loss model. We have established a working group under the direction of the ALLL Committee composed of our Chief Financial Officer, Chief Credit Officer, Chief Risk Officer and Chief Accounting Officer. The Company has engaged a third-party vendor to assist in the CECL calculation and has developed an internal governance framework to oversee the CECL implementation. Other significant CECL implementation matters in process and being addressed by the Company include selecting loss estimation methodologies, identifying, sourcing and storing data, addressing data gaps, defining a reasonable and supportable forecast period, selecting historical loss information which will be reverted to, documenting the CECL estimation process, assessing the impact to internal control over financial reporting, capital planning and seeking process approval from audit and regulatory stakeholders. The Company expects to begin parallel calculations, testing, and sensitivity analysis on its initial modeling assumptions and results in the third quarter of 2019.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt the ASU on January 1, 2020. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company plans to adopt the

ASU on January 1, 2020. The adoption of ASU 2018-13 is not expected to significantly impact the Company's consolidated financial statements.
Executive Overview
The Company is focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through its 32 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties. Through our 700+ dedicated professionals, the Company is committed to service and building enduring relationships by providing a higher standard of banking. The Company offers a variety of financial products and services designed around its target clients in order to serve all of their banking and financial needs. The Company continues to focus on three main initiatives designed to improve our franchise and profitability on an ongoing basis: reducing our cost of deposits, optimizing the balance sheet to focus on higher-margin products, and appropriately managing down expenses to the size and complexity of the business. Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our high credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the three months ended June 30, 2019 and 2018, net income from continuing operations was $16.6 million and $13.9 million, respectively. Diluted earnings from continuing operations per common share were $0.23 and $0.16, respectively, for the three months ended June 30, 2019 and 2018. The increase in net income from continuing operations for the three months ended June 30, 2019 compared to same period last year was due mainly to reductions in noninterest expense and provision for loan losses, partially offset by decreases in net interest income and noninterest income coupled with an increase in income taxes.
Total assets were $9.36 billion at June 30, 2019, a decrease of $1.27 billion from $10.63 billion at December 31, 2018. The decrease was mainly due to the Company’s continued progress towards transitioning to a core commercial banking platform. As part of this transition, the Company is de-emphasizing the production of lower margin loan products and is opportunistically reducing its holdings of certain investment securities.
Significant financial highlights during the three months ended June 30, 2019 included:

•	Net interest margin increased by 5 basis points from the prior quarter to 2.86% for the second quarter, resulting from a 5 basis point decline in our cost of deposits

•	Loan production was $599 million for the quarter, including $186 million of commercial and industrial loan commitments

•	Loan delinquencies decreased by 12.2% from the prior quarter to $52.2 million

•
Held-for-investment loan balances for the second quarter decreased to $6.7 billion as we sold lower coupon single family and multifamily loans and transferred $574 million of multifamily loans to held-for-sale, pending a planned Freddie Mac securitization

•	Collateralized loan obligations declined to $737.2 million following $298.2 million of sales and calls

•
Noninterest expense was $43.6 million for the quarter, including $6.2 million of litigation, indemnification, investigation and other legal fees, $12.6 million of insurance recoveries, and net project charge-offs of $869 thousand

•	The Company's Common Equity Tier 1 ratio was 10.50% at June 30, 2019, compared to 9.53% at December 31, 2018.
RESULTS OF OPERATIONS
Condensed Statements of Continuing Operations, Discontinued Operations and Consolidated Operations
The following table presents condensed statements of continuing operations, discontinued operations and consolidated operations for the three and six months ended June 30, 2018. Operating income for discontinued operations in 2019 was immaterial.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in thousands)	Continuing Operations	Discontinued Operations	Consolidated Operations	Continuing Operations	Discontinued Operations	Consolidated Operations
Interest and dividend income	$105,185	$189	$105,374	$203,892	$375	$204,267
Interest expense	32,421	—	32,421	59,690	—	59,690
Net interest income	72,764	189	72,953	144,202	375	144,577
Provision for loan losses	2,653	—	2,653	22,152	—	22,152
Noninterest income	8,061	1,107	9,168	16,643	2,977	19,620
Noninterest expense	62,539	15	62,554	122,339	27	122,366
Income from continuing operations before income taxes	15,633	1,281	16,914	16,354	3,325	19,679
Income tax (benefit) expense	1,779	355	2,134	(4,574)	915	(3,659)
Net income	$13,854	$926	$14,780	$20,928	$2,410	$23,338

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018:

	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$7,445,704	$89,159	4.80%	$7,714,751	$90,558	4.76%	$7,055,079	$81,496	4.63%
Securities	1,304,876	12,457	3.83%	1,751,509	17,841	4.13%	2,279,416	21,455	3.78%
Other interest-earning assets (2)	342,908	2,424	2.84%	321,823	2,313	2.91%	392,342	2,423	2.48%
Total interest-earning assets	9,093,488	104,040	4.59%	9,788,083	110,712	4.59%	9,726,837	105,374	4.35%
ALLL	(63,046)			(61,924)			(54,903)
BOLI and non-interest earning assets (3)	580,133			575,558			565,224
Total assets	$9,610,575			$10,301,717			$10,237,158
Interest-bearing liabilities:
Savings	$1,083,571	4,950	1.83%	$1,201,802	5,480	1.85%	$1,055,693	3,886	1.48%
Interest-bearing checking	1,580,165	4,554	1.16%	1,554,846	4,525	1.18%	1,822,856	4,182	0.92%
Money market	853,007	3,902	1.83%	887,538	4,128	1.89%	1,134,280	3,689	1.30%
Certificates of deposit	2,537,060	15,192	2.40%	2,982,980	17,310	2.35%	2,079,932	8,558	1.65%
Total interest-bearing deposits	6,053,803	28,598	1.89%	6,627,166	31,443	1.92%	6,092,761	20,315	1.34%
FHLB advances	1,287,121	8,289	2.58%	1,422,100	9,081	2.59%	1,827,307	9,539	2.09%
Securities sold under repurchase agreements	2,173	16	2.95%	2,350	18	3.11%	29,907	211	2.83%
Long term debt and other interest-bearing liabilities	174,161	2,357	5.43%	174,230	2,362	5.50%	174,296	2,356	5.42%
Total interest-bearing liabilities	7,517,258	39,260	2.09%	8,225,846	42,904	2.12%	8,124,271	32,421	1.60%
Noninterest-bearing deposits	1,034,205			1,021,741			1,004,502
Non-interest-bearing liabilities	96,179			97,426			107,529
Total liabilities	8,647,642			9,345,013			9,236,302
Total stockholders’ equity	962,933			956,704			1,000,856
Total liabilities and stockholders’ equity	$9,610,575			$10,301,717			$10,237,158
Net interest income/spread		$64,780	2.50%		$67,808	2.47%		$72,953	2.75%
Net interest margin (4)			2.86%			2.81%			3.01%

(1)
For the three months ended June 30, 2018, total loans includes average loans and related interest income from discontinued operations. Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan losses. Non-accrual loans are included in the average balance. Net (amortization) accretion of deferred loan fees and costs of $106 thousand, $(289) thousand and $106 thousand and accretion of discount on purchased loans of $28 thousand, $97 thousand and $552 thousand for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $107.8 million, $107.2 million and $105.6 million for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)	$7,579,485	$179,717	4.78%	$6,930,867	$156,594	4.56%
Securities	1,526,959	30,298	4.00%	2,401,639	43,086	3.62%
Other interest-earning assets (2)	332,424	4,737	2.87%	399,662	4,587	2.31%
Total interest-earning assets	9,438,868	214,752	4.59%	9,732,168	204,267	4.23%
ALLL	(62,488)			(52,095)
BOLI and non-interest earning assets (3)	577,858			570,050
Total assets	$9,954,238			$10,250,123
Interest-bearing liabilities:
Savings	$1,142,360	10,429	1.84%	$1,055,516	7,186	1.37%
Interest-bearing checking	1,567,575	9,079	1.17%	1,899,085	8,291	0.88%
Money market	870,177	8,031	1.86%	1,105,359	6,523	1.19%
Certificates of deposit	2,758,789	32,502	2.38%	1,993,723	15,110	1.53%
Total interest-bearing deposits	6,338,901	60,041	1.91%	6,053,683	37,110	1.24%
FHLB advances	1,354,238	17,370	2.59%	1,769,520	16,931	1.93%
Securities sold under repurchase agreements	2,261	34	3.03%	74,477	961	2.60%
Long term debt and other interest-bearing liabilities	174,195	4,719	5.46%	174,360	4,688	5.42%
Total interest-bearing liabilities	7,869,595	82,164	2.11%	8,072,040	59,690	1.49%
Noninterest-bearing deposits	1,028,008			1,030,457
Non-interest-bearing liabilities	96,801			137,271
Total liabilities	8,994,404			9,239,768
Total stockholders’ equity	959,834			1,010,355
Total liabilities and stockholders’ equity	$9,954,238			$10,250,123
Net interest income/spread		$132,588	2.48%		$144,577	2.74%
Net interest margin (4)			2.83%			3.00%

(1)
For the six months ended June 30, 2018, total loans includes average loans and related interest income from discontinued operations. Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan losses. Non-accrual loans are included in the average balance. Net (amortization) accretion of deferred loan fees and costs of $(83) thousand and $228 thousand and accretion of discount on purchased loans of $125 thousand and $562 thousand for the six months ended June 30, 2019 and 2018, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $107.5 million and $105.3 million for the six months ended June 30, 2019 and 2018, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans (1)	$4,608	$3,055	$7,663	$15,258	$7,865	$23,123
Securities	(9,279)	281	(8,998)	(16,953)	4,165	(12,788)
Other interest-earning assets	(327)	328	1	(848)	998	150
Total interest and dividend income	$(4,998)	$3,664	$(1,334)	$(2,543)	$13,028	$10,485
Interest expense:
Savings	$107	$957	$1,064	$627	$2,616	$3,243
Interest-bearing checking	(612)	984	372	(1,619)	2,407	788
Money market	(1,053)	1,266	213	(1,601)	3,109	1,508
Certificates of deposit	2,162	4,472	6,634	7,105	10,287	17,392
FHLB advances	(3,186)	1,936	(1,250)	(4,535)	4,974	439
Securities sold under repurchase agreements	(191)	(4)	(195)	(1,063)	136	(927)
Long term debt and other interest-bearing liabilities	(2)	3	1	(4)	35	31
Total interest expense	(2,775)	9,614	6,839	(1,090)	23,564	22,474
Net interest income	$(2,223)	$(5,950)	$(8,173)	$(1,453)	$(10,536)	$(11,989)

(1)	For the three and six months ended June 30, 2018, total loans includes interest income from discontinued operations.
Three Months Ended June 30, 2019 Compared to Three Months Ended March 31, 2019
Net interest income was $64.8 million for the three months ended June 30, 2019, a decrease of $3.0 million, or 4.5 percent, from $67.8 million for the three months ended March 31, 2019. The decrease in net interest income from the prior period was largely due to an overall decrease in average interest earning assets, partially offset by a decrease in average cost of interest-bearing liabilities.

Interest income on total loans was $89.2 million for the three months ended June 30, 2019, a decrease of $1.4 million, or 1.5 percent, from $90.6 million for the three months ended March 31, 2019. The decrease in interest income on loans was primarily due to a $269.0 million decrease in the average balance of total loans and partially offset by a 4 basis points (bps) increase in average yield. The decrease in average balance was due mainly to the sale of $131.5 million in single family residential loans and $178.2 million in multifamily residential loans, partially offset by loan originations. The increase in average yield was primarily attributable to a reduction in lower-yielding single family residential mortgage and multifamily loans.
Interest income on securities was $12.5 million for the three months ended June 30, 2019, a decrease of $5.4 million, or 30.2 percent, from $17.8 million for the three months ended March 31, 2019. The decrease in interest income on securities was due to a $446.6 million decrease in average balance and a 30 bps decrease in average yield. The decrease in average yield is primarily the result of an interest rate reset on our collateralized loan obligations and a decrease in our average balance attributable to the sale and calls of $298.2 million of our higher yielding collateralized loan obligations during the second quarter of 2019. The decline in the average balance of collateralized loan obligations was also due to sales that occurred late in the first quarter of 2019. We sold a significant amount of these securities at the end of the first quarter, with the full impact of the first quarter sales reflected in the second quarter 2019.
Dividends and interest income on other interest-earning assets was $2.4 million for the three months ended June 30, 2019, an increase of $111 thousand, or 4.8%, from $2.3 million for the three months ended March 31, 2019. The increase in dividends and interest income on other interest-earning assets was due to a $21.1 million increase in average balance, partially offset by a 7 bps decrease in average yield. The decrease in average yield was mainly due to lower interest rates on deposits with financial institutions. The increase in average balance was mainly due to increases in interest-bearing deposits in financial institutions as a result of sales of investment securities and loans.
Interest expense on interest-bearing deposits was $28.6 million for the three months ended June 30, 2019, a decrease of $2.8 million, or 9.0%, from $31.4 million for the three months ended March 31, 2019. The decrease in interest expense on interest-bearing deposits was due to a 3 bps decrease in average cost, coupled with a $573.4 million decrease in average balance. The decrease in average cost and average balance primarily resulted from the shift in our deposit strategy to focus on relationship-based customers and de-emphasize high-rate transactional customers.
Interest expense on FHLB advances was $8.3 million for the three months ended June 30, 2019, a decrease of $0.8 million, or 8.7%, from $9.1 million for the three months ended March 31, 2019. The decrease was due mainly to a 1 bps decrease in average cost, couple with a $135.0 million decrease in average balance for the quarter ended June 30, 2019. The decrease in average cost was mainly due to a reduction in average overnight borrowing rates during the quarter ended June 30, 2019. The decrease in average balance was mainly due to reduced use of overnight borrowings, based on available cash resulting from the Company's sales of investment securities and loans during the quarter ended June 30, 2019.
Interest expense on securities sold under repurchase agreements was $16 thousand for the three months ended June 30, 2019, a decrease of $2 thousand, or 11.1 percent from $18 thousand for the three months ended March 31, 2019. The Company utilized a reduced amount of repurchase agreements during the three months ended June 30, 2019 as a result of cash received from sales of loans and securities over the past year used to redeem its higher yield borrowings, including securities sold under repurchase agreements.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended June 30, 2019, a decrease of $5 thousand, or 0.2 percent, from $2.4 million for the three months ended March 31, 2019. The average balance and average cost remained relatively flat during the three months ended June 30, 2019 as compared to the previous quarter.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net interest income was $64.8 million for the three months ended June 30, 2019, a decrease of $8.2 million, or 11.2 percent, from $73.0 million for the three months ended June 30, 2018. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities outpacing the increase in average yield on interest-earning assets, coupled by a decrease in interest earning assets.

Interest income on total loans was $89.2 million for the three months ended June 30, 2019, an increase of $7.7 million, or 9.4 percent, from $81.5 million for the three months ended June 30, 2018. The increase in interest income on loans was primarily due to a $390.6 million increase in the average balance of total loans and a 17 basis points (bps) increase in average yield. The increase in average balance was due mainly to increased loan originations. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates increasing due to a rising interest rate environment over the past year.
Interest income on securities was $12.5 million for the three months ended June 30, 2019, a decrease of $9.0 million, or 41.9 percent, from $21.5 million for the three months ended June 30, 2018. The decrease in interest income on securities was due to a $974.5 million decrease in average balance, partially offset by a 5 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities, corporate debt securities, collateralized loan obligations and commercial mortgage-backed securities between periods to navigate a volatile rate environment during 2018 and remix of our earning assets from investment securities to higher yielding loans. The increase in average yield was due to higher interest rates on purchased investment securities and investment securities with variable interest rates increasing due to a rising interest rate environment between periods.
Dividends and interest income on other interest-earning assets was $2.4 million for the three months ended June 30, 2019, remaining consistent with the prior period amount. Between periods, there was a 36 bps increase in average yield, offset by a $49.4 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits with financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to decreases in interest-bearing deposits in financial institutions and FHLB and other bank stock balances.
Interest expense on interest-bearing deposits was $28.6 million for the three months ended June 30, 2019, an increase of $8.3 million, or 40.8 percent, from $20.3 million for the three months ended June 30, 2018. The increase in interest expense on interest-bearing deposits was due to a 55 bps increase in average cost, partially offset by a $39.0 million decrease in average balance. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance primarily resulted from the shift in our deposit strategy to focus on relationship-based customers and de-emphasize high-rate transactional customers.
Interest expense on FHLB advances was $8.3 million for the three months ended June 30, 2019, a decrease of $1.3 million, or 13.1 percent, from $9.5 million for the three months ended June 30, 2018. The decrease was due mainly to a $540.2 million decrease in average balance for the quarter ended June 30, 2019, partially offset by a 49 bps increase in average cost. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to reduced term advances, primarily three- to ten-year duration, based on available cash resulting from the Company's sales and calls of investment securities and loans during the quarter ended June 30, 2019.
Interest expense on securities sold under repurchase agreements was $16 thousand for the three months ended June 30, 2019, a decrease of $195 thousand, or 92.4% from $211 thousand for the three months ended June 30, 2018. The Company utilized a reduced amount of repurchase agreements during the three months ended June 30, 2019 as a result of cash received from sales of loans and securities over the past year used to redeem its higher yield borrowings, including securities sold under repurchase agreements.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended June 30, 2019, an increase of $1 thousand from $2.4 million for the three months ended June 30, 2018. The average balance and average cost remained relatively flat during the three months ended June 30, 2019 as compared to the same period last year.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net interest income was $132.6 million for the six months ended June 30, 2019, a decrease of $12.0 million, or 8.3 percent, from $144.6 million for the six months ended June 30, 2018. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities outpacing the increase in average yield on interest-earning assets, coupled with an decrease in interest earning assets.
Interest income on total loans was $179.7 million for the six months ended June 30, 2019, an increase of $23.1 million, or 14.8 percent, from $156.6 million for the six months ended June 30, 2018. The increase in interest income on loans was primarily due to a $648.6 million increase in the average balance of total loans and a 22 bps increase in average yield. The increase in average balance was due mainly to increased loan originations. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates increasing due to a rising interest rate environment over the past year.
Interest income on securities was $30.3 million for the six months ended June 30, 2019, a decrease of $12.8 million, or 29.7 percent, from $43.1 million for the six months ended June 30, 2018. The decrease in interest income on securities was due to a $874.7 million decrease in average balance, partially offset by a 38 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities, corporate debt securities, collateralized loan obligations and commercial mortgage-backed securities between periods to navigate a volatile rate environment during 2018 and remix of our earning assets from investment securities to higher yielding loans. The increase in average yield was due to higher interest rates on purchased investment securities and investment securities with variable interest rates increasing due to a rising interest rate environment between periods.
Dividends and interest income on other interest-earning assets was $4.7 million for the six months ended June 30, 2019, an increase of $150 thousand, or 3.3%, from $4.6 million for the six months ended June 30, 2018. The increase in dividends and interest income on other interest-earning assets was due to a 56 bps increase in average yield, partially offset by a $67.2 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits with financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to decreases in interest-bearing deposits in financial institutions and FHLB and other bank stock balances.
Interest expense on interest-bearing deposits was $60.0 million for the six months ended June 30, 2019, an increase of $22.9 million, or 61.8%, from $37.1 million for the six months ended June 30, 2018. The increase in interest expense on interest-bearing deposits was due to a 67 bps increase in average cost, coupled with a $285.2 million increase in average balance. The increase in average cost was mainly due to a rising interest rate environment. The increase in average balance was mainly due to shifts in deposit balances to higher yielding saving and certificates of deposit accounts as a result of increasing market interest rates between periods, partially offset by the shift in our deposit strategy to focus on relationship-based customers and de-emphasize high-rate transactional customers.
Interest expense on FHLB advances was $17.4 million for the six months ended June 30, 2019, an increase of $0.4 million, or 2.6%, from $16.9 million for the six months ended June 30, 2018. The increase was due mainly to a 66 bps increase in average cost, partially offset by a $415.3 million decrease in average balance for the six months ended June 30, 2019. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to reduced term advances, primarily three- to ten-year duration, based on available cash resulting from the Company's sales of investment securities and loans during the six months ended June 30, 2019.
Interest expense on securities sold under repurchase agreements was $34 thousand for the six months ended June 30, 2019, a decrease of $927 thousand, or 96.5% from $1.0 million for the six months ended June 30, 2018. The Company utilized a reduced amount of repurchase agreements during the six months ended June 30, 2019 as a result of cash received from sales of loans and securities over the past year used to redeem its higher yield borrowings, including securities sold under repurchase agreements.
Interest expense on long term debt and other interest-bearing liabilities was $4.7 million for the six months ended June 30, 2019, an increase of $31 thousand, or 0.7%, from $4.7 million for the six months ended June 30, 2018. The average balance and average cost remained relatively flat during the six months ended June 30, 2019 as compared to the same period last year.

Provision for Loan Losses
The provision for loan losses is charged to operations to adjust the allowance for loan losses to the level required to cover estimated credit losses inherent in the loan and lease portfolio.
The Company recorded a (reversal of) provision for loan losses of $(2.0) million and $2.5 million for the three months ended June 30, 2019 and March 31, 2019, respectively. During the second quarter, the $2.0 million release of our allowance for loan losses was primarily attributable to a decrease in the held-for-investment loan portfolio, partially offset by an increase in net charge-offs and other qualitative provisions during the quarter. The decrease in the loan portfolio primarily resulted from the sale of $178.2 million of multifamily loans, the sale of $131.5 million SFR sale and the transfer of $573.9 million of multifamily loans to held-for-sale.
The Company recorded a (reversal of) provision for loan losses of $(2.0) million and $2.7 million, respectively, for the three months ended June 30, 2019 and 2018. The decrease in the provision during the three months ended June 30, 2019 compared to same period in 2018 was mainly due to the aforementioned decrease in the held-for-investment loan portfolio, partially offset by an increase in net charge-offs and other qualitative provisions during the quarter.
The Company recorded provisions for loan losses of $0.5 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the provision for loan losses reflects a $59.5 million increase in special mention, substandard and doubtful loans, coupled with increases in delinquencies and nonperforming loans. The reserve needs for these negative credit trends during the six months ended June 30, 2019 were partially offset by the $1.04 billion reduction in the pass-rated portfolio balances and overall decreases in average loan balances as a result of sales and transfers to held for sale since year-end. The provision for loan losses during the comparable 2018 period included an additional provision related to the charge-off of $13.9 million on a line of credit determined to have been fraudulently obtained and an increase due to a downgrade of a commercial and industrial loan with a carrying value of $28.5 million from Special Mention to Substandard due to credit deterioration.
See further discussion in "Allowance for Loan Losses."
Noninterest (Loss) Income
The following table presents the breakdown of non-interest (loss) income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
Customer service fees	$1,434	$1,515	$1,491	$2,949	$3,083
Loan servicing income	121	118	948	239	3,259
Income from bank owned life insurance	580	525	533	1,105	1,066
Net gain on sale of securities available-for-sale	—	208	278	208	5,519
Net gain on sale of loans	2,826	1,553	821	4,379	780
Net loss on sale of mortgage servicing rights	—	—	(155)	—	(2,450)
Other (loss) income	(7,251)	2,376	4,145	(4,875)	5,386
Total noninterest (loss) income	$(2,290)	$6,295	$8,061	$4,005	$16,643
Three Months Ended June 30, 2019 Compared to Three Months Ended March 31, 2019
Noninterest (loss) income was $(2.3) million for the three months ended June 30, 2019, a decrease of $8.6 million, or 136.4 percent, from $6.3 million for the three months ended March 31, 2019. The decrease in noninterest income was primarily due to a $9.6 million unrealized loss. The $9.6 million unrealized loss on interest rate swaps related to the pending Freddie Mac multifamily securitization in which we planned to sell the associated mortgage servicing rights. The $9.6 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and is expected to be primarily offset by the anticipated gain in fair value of the loans sold into the securitization in the third quarter. Subsequent to June 30, 2019, this securitization was completed (refer to Note 20 — Subsequent Events for more information).
Net gain on sale of securities available-for-sale was zero for the three months ended June 30, 2019, compared to $208 thousand for the three months ended March 31, 2019. The Company sold securities available-for-sale of $279.5 million and $502.4 million, respectively, during the three months ended June 30, 2019 and March 31, 2019. During the three months ended June 30, 2019, the Company continued to reduce its collateralized loan obligations exposure by selling $279.2 million of these investments resulting in no gain or loss.

Net gain on sale of loans was $2.8 million for the three months ended June 30, 2019, compared to $1.6 million for the three months ended March 31, 2019. During the three months ended June 30, 2019, the Company sold jumbo SFR mortgage loans of $131.5 million resulting in a gain of $125 thousand and $178.2 million of multifamily residential loans resulting in a gain of $2.9 million. During the three months ended March 31, 2019, the Company sold SFR mortgage loans of $243.2 million resulting in a gain of $1.6 million.
Other (loss) income was $(7.3) million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended March 31, 2019. The decrease is primarily attributable to a $9.6 million unrealized loss. The $9.6 million unrealized loss on interest rate swaps related to the pending Freddie Mac multifamily securitization in which we planned to sell the associated mortgage servicing rights. The $9.6 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and is expected to be primarily offset by the anticipated gain in fair value of the loans sold into the securitization in the third quarter. Subsequent to June 30, 2019, this securitization was completed (refer to Note 20 — Subsequent Events for more information).
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Noninterest (loss) income was $(2.3) million for the three months ended June 30, 2019, a decrease of $10.4 million, or 128.4 percent, from $8.1 million for the three months ended June 30, 2018. The decrease in noninterest income was mainly due to a $9.6 million unrealized loss on our interest rate swaps related to the pending Freddie Mac multifamily securitization as previously mentioned, coupled with decreases in loan servicing income, net gain on sale of securities available-for-sale and other income, partially offset by an increase in net gain (loss) on sale of loans and a decrease in net loss on sale of mortgage servicing rights.
Loan servicing income was $121 thousand for the three months ended June 30, 2019, a decrease of $827 thousand, or 87.2 percent, from $948 thousand for the three months ended June 30, 2018. The decrease between periods is attributable to the sale during the first quarter of 2018 of $26.0 million of mortgage servicing rights on $3.21 billion in unpaid principal balances of conventional mortgage loans. In addition, gains (losses) on fair value and runoff of servicing assets were $(200) thousand and $39 thousand for the three months ended June 30, 2019 and 2018, respectively. Servicing fees were $321 thousand and $909 thousand for the three months ended June 30, 2019 and 2018, respectively.
Net gain on sale of securities available-for-sale was zero for the three months ended June 30, 2019, compared to $278 thousand for the three months ended June 30, 2018. The Company sold securities available-for-sale of $279.5 million and $201.4 million, respectively, during the three months ended June 30, 2019 and 2018. During the three months ended June 30, 2019, the Company continued to reduce its collateralized loan obligations exposure by selling $279.2 million of these investments resulting in no gain or loss. The Company sold securities available-for-sale of $201.4 million during the three months ended June 30, 2018 as it further repositioned its securities available-for-sale portfolio to reduce duration by selling longer-duration and fixed rate mortgage-backed securities.
Net gain on sale of loans was $2.8 million for the three months ended June 30, 2019, compared to $821 thousand for the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company sold jumbo SFR mortgage loans of $131.5 million resulting in a gain of $125 thousand and $178.2 million of multifamily residential loans resulting in a gain of $2.9 million. During the three months ended June 30, 2018, the Company sold jumbo SFR mortgage loans of $133.2 million with a gain of $204 thousand, SBA loans of $5.3 million with a gain of $430 thousand and multifamily loans of $71.3 million with a gain of $187 thousand.
Net loss on sale of mortgage servicing rights (MSRs) was zero for the three months ended June 30, 2019, compared to $155 thousand for the three months ended June 30, 2018. During the three months ended June 30, 2018, the Company sold $2.6 million of MSRs on $334.1 million in unpaid principal balances of conventional mortgage loans. This transaction resulted in a loss on sale of MSRs of $155 thousand, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties.
Other (loss) income was $(7.3) million for the three months ended June 30, 2019, compared to $4.1 million for the three months ended June 30, 2018. The decrease is primarily attributable to a $9.6 million unrealized loss. The $9.6 million unrealized loss on interest rate swaps related to the pending Freddie Mac multifamily securitization in which we planned to sell the associated mortgage servicing rights. The $9.6 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and is expected to be primarily offset by the anticipated gain in fair value of the loans sold into the securitization in the third quarter. Subsequent to June 30, 2019, this securitization was completed (refer to Note 20 — Subsequent Events for more information).
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Noninterest income was $4.0 million for the six months ended June 30, 2019, a decrease of $12.6 million, or 75.9 percent, from $16.6 million for the six months ended June 30, 2018. The decrease in noninterest income was mainly due to a $9.6 million unrealized loss on our hedge of the pending Freddie Mac multifamily securitization as previously mentioned, coupled with decreases in loan servicing income, net gain on sale of securities available-for-sale and other (loss) income, partially offset by an increase in net gain on sale of loans and a decrease in net loss on sale of mortgage servicing rights.
Loan servicing income was $239 thousand for the six months ended June 30, 2019, a decrease of $3.0 million, or 92.7 percent, from $3.3 million for the six months ended June 30, 2018. The decrease between periods is attributable to the sale during the six months ended June 30, 2018 of $28.5 million of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans. In addition, losses on fair value and runoff of servicing assets were $391 thousand and $881 thousand for the six months ended June 30, 2019 and 2018, respectively. Servicing fees were $630 thousand and $4.1 million for the six months ended June 30, 2019 and 2018, respectively.
Net gain on sale of securities available-for-sale was $208 thousand for the six months ended June 30, 2019, compared to $5.5 million for the six months ended June 30, 2018. The Company sold securities available-for-sale of $782.0 million and $381.5 million, respectively, during the six months ended June 30, 2019 and 2018. Included in the $782.0 million in securities available for sale sold during the six months ended June 30, 2019 was $132.2 million of non-agency commercial mortgage-backed securities that were sold for a gain of $9 thousand. At December 31, 2018, the Company changed its intent and decided to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of OTTI losses during the fourth quarter of 2018. Additionally, during the six months ended June 30, 2019, the Company continued to reduce its collateralized loan obligations exposure by selling $644.5 million of these investments resulting in a gain of $143 thousand.
Net gain on sale of loans was $4.4 million for the six months ended June 30, 2019, compared to $780 thousand for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company sold jumbo SFR mortgage loans of $374.7 million resulting in a gain of $1.8 million and $178.2 million of multifamily residential loans resulting in a gain of $2.9 million. During the six months ended June 30, 2018, the Company sold jumbo SFR mortgage loans of $135.4 million with a loss of $179 thousand and multifamily and other consumer loans of $75.7 million with a gain of $171 thousand
Net loss on sale of mortgage servicing rights was zero for the six months ended June 30, 2019, compared to $2.5 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, the Company sold $28.5 million of MSRs on $3.55 billion in unpaid principal balances of conventional mortgage loans. These transactions resulted in a loss on sale of MSRs of $2.5 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties. There were no sales of MSRs during the six months ended June 30, 2019.
Other (loss) income was $(4.9) million for the six months ended June 30, 2019, compared to $5.4 million for the six months ended June 30, 2018. The decrease is primarily attributable to a $9.6 million unrealized loss. The $9.6 million unrealized loss on interest rate swaps related to the pending Freddie Mac multifamily securitization in which we planned to sell the associated mortgage servicing rights. The $9.6 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and is expected to be primarily offset by the anticipated gain in fair value of the loans sold into the securitization in the third quarter. Subsequent to June 30, 2019, this securitization was completed (refer to Note 20 — Subsequent Events for more information).

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2019	March 31, 2019	June 30, 2018	2019	2018
Salaries and employee benefits	$27,506	$28,439	$29,440	$55,945	$60,555
Occupancy and equipment	7,955	7,686	7,883	15,641	15,570
Professional fees (reimbursement)	(2,903)	11,041	6,303	8,138	15,480
Outside service fees	489	403	413	892	2,959
Data processing	1,672	1,496	1,678	3,168	3,334
Advertising	2,048	2,057	2,864	4,105	6,141
Regulatory assessments	2,136	2,482	2,196	4,618	4,288
Reversal of provision for loan repurchases	(61)	(116)	(218)	(177)	(2,006)
Amortization of intangible assets	621	620	827	1,241	1,670
Restructuring (reversal) expense	(158)	2,795	3,983	2,637	3,983
All other expense	4,637	2,982	5,362	7,619	8,591
Noninterest expense before (gain) loss on investments in alternative energy partnerships	43,942	59,885	60,731	103,827	120,565
(Gain) loss on investments in alternative energy partnerships	(355)	1,950	1,808	1,595	1,774
Total noninterest expense	$43,587	$61,835	$62,539	$105,422	$122,339
Three Months Ended June 30, 2019 Compared to Three Months Ended March 31, 2019
Noninterest expense was $43.6 million for the three months ended June 30, 2019, a decrease of $18.2 million, or 29.5 percent, from $61.8 million for the three months ended March 31, 2019. The decrease was mainly due to decreases in salaries and employee benefits, professional fees (reimbursement), regulatory assessments, restructuring (reversal) expense, reversal of provision for loan repurchases, and (gain) loss on investments in alternative energy partnerships, partially offset by increases in outside services, data processing and other expenses.
Salaries and employee benefits expense was $27.5 million for the three months ended June 30, 2019, a decrease of $0.9 million, or 3.3 percent, from $28.4 million for the three months ended March 31, 2019. The decrease was mainly due to decreases in number of employees, incentives and commissions, and temporary staff expenses.
Professional fees (reimbursement) were $(2.9) million for the three months ended June 30, 2019, a decrease of $13.9 million, or 126.3 percent, from $11.0 million for the three months ended March 31, 2019. The decrease was primarily attributable to $6.2 million of insurance recoveries net of expenses related to securities litigation, indemnification, investigation and other legal expenses in the second quarter as compared to $3.0 million of net expense in the prior quarter.
Data processing expense was $1.7 million for the three months ended June 30, 2019, an increase of $176 thousand, or 11.8 percent, from $1.5 million for the three months ended March 31, 2019. The increase was mainly due to a increased volume of transactions resulting from fluctuations in transactional account average balances during the three months ended June 30, 2019.
Regulatory assessments were $2.1 million for the three months ended June 30, 2019, a decrease of $346 thousand, or 13.9 percent, from $2.5 million for the three months ended March 31, 2019. The decrease was mainly due to a lower FDIC assessment rate between periods as a result of lower average balance of core deposits over total liabilities and a higher balance sheet liquidity ratio during the three months ended June 30, 2019.
Reversal of provision for loan repurchases was $61 thousand and $116 thousand for the three months ended June 30, 2019 and March 31, 2019, respectively. The decrease was mainly due to reduced repurchase settlement activities between periods.
For the three months ended June 30, 2019 and March 31, 2019, restructuring (reversal) expense was $(158) thousand and $2.8 million, respectively. The change between periods was due to a true-up of expected costs, consisting of severance and retention costs associated with the Company's exit from its third-party mortgage origination and brokered single family lending business and CEO transition during the first quarter of 2019.
(Gain) loss on investments in alternative energy partnerships was $(355) thousand for the three months ended June 30, 2019, a decrease of $2.3 million, from a loss of $2.0 million for the three months ended March 31, 2019. The decrease in loss was mainly due to decreased loss sharing allocations and resulting lower HLBV losses.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Noninterest expense was $43.6 million for the three months ended June 30, 2019, a decrease of $19.0 million, or 30.3 percent, from $62.5 million for the three months ended June 30, 2018. The decrease was mainly due to decreases in salaries and employee benefits, professional fees (reimbursement), advertising, amortization of intangible assets, restructuring (reversal) expenses, all other expense and loss on investments in alternative energy partnerships, partially offset by increases in outside service fees.
Salaries and employee benefits expense was $27.5 million for the three months ended June 30, 2019, a decrease of $1.9 million, or 6.6 percent, from $29.4 million for the three months ended June 30, 2018. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses.
Professional fees (reimbursement) were $(2.9) million for the three months ended June 30, 2019, a decrease of $9.2 million, or 146.1 percent, from $6.3 million for the three months ended June 30, 2018. The decrease was mainly due to insurance recoveries for legal expenses related to the SEC investigation and various other litigation.
Advertising costs were $2.0 million for the three months ended June 30, 2019, a decrease of $0.8 million, or 28.5 percent, from $2.9 million for the three months ended June 30, 2018. The decrease was mainly due to overall reductions in advertising expenses between periods due to a focus on digital rather than traditional marketing. Advertising costs include $1.7 million of the LAFC naming rights commitment being expensed to marketing and advertising expenses during both the three months ended June 30, 2019 and 2018.
Amortization of intangible assets was $621 thousand for the three months ended June 30, 2019, a decrease of $206 thousand, or 24.9 percent, from $827 thousand for the three months ended June 30, 2018. The decrease was mainly due to decreases in amortization of core deposit intangibles.
For the three months ended June 30, 2019, restructuring (reversal) expense was $158 thousand and consisted of a true-up of expected costs, consisting of severance and retention costs associated with the Company's exit from its third-party mortgage origination and brokered single family lending business and CEO transition during the first quarter of 2019. The comparable 2018 period included severance-related costs of $4.0 million, pre-tax, as a result of the reduction in force by approximately 9% of total staffing.
(Gain) loss on investments in alternative energy partnerships was $(355) thousand for the three months ended June 30, 2019, a decrease in loss of $2.2 million, from a loss of $1.8 million for the three months ended June 30, 2018. The decrease in loss was mainly due to decreased loss sharing allocations and resulting lower HLBV losses.
All other expense was $4.6 million for the for the three months ended June 30, 2019, a decrease of $725 thousand or 13.5 percent from $5.4 million for the three months ended June 30, 2018. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, and other administrative expenditures, and insurance recoveries from previous accrued legal settlement expense, offset by impairment of capitalized software and an increase in provision for unfunded commitments.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Noninterest expense was $105.4 million for the six months ended June 30, 2019, a decrease of $16.9 million, or 13.8 percent, from $122.3 million for the six months ended June 30, 2018. The increase was mainly due to decreases in salaries and employee benefits, professional fees, outside services, advertising, amortization of intangible assets, all other expense and loss on investments in alternative energy partnerships, partially offset by increases in regulatory assessments, a reduction in reversal of provision for loan repurchases.
Salaries and employee benefits expense was $55.9 million for the six months ended June 30, 2019, a decrease of $4.6 million, or 7.6 percent, from $60.6 million for the six months ended June 30, 2018. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses.
Professional fees were $8.1 million for the six months ended June 30, 2019, a decrease of $7.3 million, or 47.4 percent, from $15.5 million for the six months ended June 30, 2018. The decrease was mainly due to $12.6 million of insurance recoveries related to securities litigation, indemnification, investigation and other legal expenses during the 2019 period.
Outside service fees were $892 thousand for the six months ended June 30, 2019, a decrease of $2.1 million, or 69.9 percent, from $3.0 million for the six months ended June 30, 2018. The decrease was primarily due to lower loan subservicing costs incurred during the six months ended June 30, 2019 as a result of the aforementioned sale of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans during the comparable 2018 period.

Data processing expense was $3.2 million for the six months ended June 30, 2019, a decrease of $166 thousand, or 5.0 percent, from $3.3 million for the six months ended June 30, 2018. The decrease was mainly due to a decreased volume of transactions resulting from the lower deposit average balances during the six months ended June 30, 2019.
Advertising costs were $4.1 million for the six months ended June 30, 2019, a decrease of $2.0 million, or 33.2 percent, from $6.1 million for the six months ended June 30, 2018. The decrease was mainly due to overall reductions in advertising expenses between periods due to a focus on digital rather than traditional marketing. Advertising costs include $3.3 million of the LAFC naming rights commitment being expensed to marketing and advertising expenses during both the six months ended June 30, 2019 and 2018.
Regulatory assessments were $4.6 million for the six months ended June 30, 2019, an increase of $330 thousand, or 7.7 percent, from $4.3 million for the six months ended June 30, 2018. The increase was mainly due to a higher FDIC assessment rate between periods as a result of lower average balance of core deposits over total liabilities and lower balance sheet liquidity ratio during the six months ended June 30, 2019.
Reversal of provision for loan repurchases was $177 thousand and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was mainly due to the aforementioned sale of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans and reduced repurchase settlement activities as well as methodology and data enhancements that occurred during 2018.
For the six months ended June 30, 2019, restructuring expense was $2.6 million and consisted of severance and retention costs associated with the Company's exit from its third-party mortgage origination and brokered single family lending business and CEO transition during the first quarter of 2019. For the six months ended June 30, 2018, restructuring expense was $4.0 million and consisted of severance-related costs in the second quarter of 2018 of $4.0 million, pre-tax, as a result of the reduction in force.
All other expenses were $7.6 million for the six months ended June 30, 2019, a decrease of $972 thousand, or 11.3 percent, from $8.6 million for the six months ended June 30, 2018. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, directors' fees and other administrative expenditures, a decrease in provision for unfunded loan commitments, and insurance recoveries from previous accrued legal settlement expense.
Loss on investments in alternative energy partnerships was $1.6 million for the six months ended June 30, 2019, a decrease of $179 thousand, from $1.8 million for the six months ended June 30, 2018. The decrease in loss was mainly due to decreased loss sharing allocations and resulting lower HLBV losses.
Income Tax Expense
For the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, income tax expense (benefit), on a consolidated operations basis was $4.3 million, $2.7 million and $2.1 million, respectively, and the effective tax rate was 20.6 percent, 27.9 percent and 12.6 percent, respectively. For the six months ended June 30, 2019 and 2018, income tax expense (benefit), on a consolidated operation basis, was $7.0 million and $(3.7) million, respectively, and the effective tax rate was 22.9 percent and (18.6) percent, respectively.
The Company recognized higher income tax expense for the 2019 periods mainly due to the reduction in the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $1.9 million and $9.2 million for the three and six months ended June 30, 2018, compared to $1.7 million and $1.7 million, respectively, of tax credits recognized for the three and six months ended June 30, 2019. The Company uses the flow-through income statement method to account for the annual investment tax credits forecasted to be earned on the solar investments in the Company’s annual Effective Tax Rate. Under this method, 50% of the annual forecasted investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense as of June 30, 2019.
For additional information, see Note 10 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION
Investment Securities
At June 30, 2019, all of the Company’s investment securities were classified as available-for-sale.
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

The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$831	$853	$22	$911	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	436,049	429,347	(6,702)	461,987	437,442	(24,545)
Non-agency residential mortgage-backed securities	275	285	10	418	427	9
Non-agency commercial mortgage-backed securities	—	—	—	132,199	132,199	—
Collateralized loan obligations	748,502	737,202	(11,300)	1,431,171	1,421,522	(9,649)
Total securities available-for-sale	$1,185,657	$1,167,687	$(17,970)	$2,026,686	$1,992,500	$(34,186)
Securities available-for-sale were $1.17 billion at June 30, 2019, a decrease of $824.8 million, or 41.4 percent, from $1.99 billion at December 31, 2018. The decrease was mainly due to sales of $782.0 million, calls and payoffs of $38.1 million, principal payments of $20.7 million and decrease in net unrealized losses of $16.6 million.
As of December 31, 2018, the Company changed its intent and decided to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of OTTI losses during the fourth quarter of 2018. During the first quarter of 2019, the Company completed the sale of its non-agency commercial mortgage-backed securities totaling $132.2 million. Additionally, during the three and six months ended June 30, 2019, the Company continued to reduce its collateralized loan obligations exposure by selling $279.2 million of these investments resulting in no gain or loss. The net proceeds from the sale of securities and the run-off in collateralized loan obligations were used to redeem $1.16 billion of high cost brokered deposits and pay down $305.0 million of higher yielding FHLB advances.
CLOs totaled $748.5 million and $1.43 billion in amortized cost basis at June 30, 2019 and December 31, 2018 respectively. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At June 30, 2019, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
The Company did not record OTTI for investment securities for the three and six months ended June 30, 2019 or 2018. The Company monitors its securities portfolio to ensure it has adequate credit support. As of June 30, 2019, the Company believed there was no OTTI and did not have the intent to sell securities with fair value below amortized cost at June 30, 2019. The Company considers the lowest credit rating for identification of potential OTTI. As of June 30, 2019, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating. As part of the OTTI analysis performed, the Company believes the CLO securities are not OTTI, and the fair value is predominantly driven by interest rates.

The following table presents the composition of the repricing and yield information of the investment securities portfolio as of June 30, 2019:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$853	2.08%	$853	2.08%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	243	2.36%	3,069	2.67%	—	—%	426,035	2.74%	429,347	2.74%
Non-agency residential mortgage-backed securities	66	3.23%	—	—%	—	—%	219	5.74%	285	5.16%
Collateralized loan obligations	737,202	3.71%	—	—%	—	—%	—	—%	737,202	3.71%
Total securities available-for-sale	$737,511	3.71%	$3,069	2.67%	$—	—%	$427,107	2.74%	$1,167,687	3.35%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $597.7 million and $27.6 million, respectively, at June 30, 2019 and December 31, 2018.
During the second quarter of 2019, the Company transferred $573.9 million in multifamily loans from loans held-for-investment to loans held-for-sale, carried at lower of cost or fair value, related to our pending Freddie Mac multifamily securitization which is expected to close during the third quarter of 2019. The loans included in the securitization have a weighted average coupon of 3.79% and a weighted average term to initial reset of 3.5 years. The related mortgage servicing rights will also be sold.
In connection with the anticipated securitization, during the second quarter of 2019, the Company entered into an interest rate swap agreement with a notional value of $543.4 million to offset variability in fair value of the related loans as a result of changes in market interest rates. During the three months ended June 30, 2019, the Company recognized a $9.6 million unrealized loss. The $9.6 million unrealized loss on interest rate swaps related to the pending Freddie Mac multifamily securitization in which we planned to sell the associated mortgage servicing rights. The $9.6 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and is expected to be primarily offset by the anticipated gain in fair value of the loans sold into the securitization in the third quarter. Subsequent to June 30, 2019, this securitization was completed (refer to Note 20 — Subsequent Events for more information).
As of June 30, 2019, loans held-for-sale carried at fair value, with a balance of $23.8 million, consisted of mainly repurchased conforming SFR mortgage loans that were previously sold. As of December 31, 2018, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that are delinquent more than 90 days and subject to a repurchase option by the Company. Loans held-for-sale carried at fair value on a consolidated operations basis were $23.8 million and $27.2 million at June 30, 2019 and December 31, 2018, respectively. The $3.4 million, or 12.5 percent, decrease was mainly due to sales and payoffs of $3.8 million, repurchases of $699 thousand and a transfer of one loan, totaling $276 thousand, to other real estate owned, which is included in Other Assets in the Company's Consolidated Statements of Financial Condition.
Loans held-for-sale carried at fair value, as a result of the sale of the Company's Banc Home Loans division (Refer to Note 2 - Sale of Business Unit (Discontinued Operations)), that are included Assets of Discontinued Operations on the Consolidated Statements of Financial Condition totaled zero and $19.5 million at June 30, 2019 and December 31, 2018, respectively.
Loans Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,951,707	$1,944,142	$7,565	0.4%
Commercial real estate	856,497	867,013	(10,516)	(1.2)%
Multifamily	1,598,978	2,241,246	(642,268)	(28.7)%
SBA	80,929	68,741	12,188	17.7%
Construction	209,029	203,976	5,053	2.5%
Consumer:
Single family residential mortgage	1,961,065	2,305,490	(344,425)	(14.9)%
Other consumer	61,365	70,265	(8,900)	(12.7)%
Total loans(1)	6,719,570	7,700,873	(981,303)	(12.7)%
Allowance for loan losses	(59,523)	(62,192)	2,669	(4.3)%
Total loans receivable, net	$6,660,047	$7,638,681	$(978,634)	(12.8)%

(1)	Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net of $16.1 million and $17.7 million, respectively, at June 30, 2019 and December 31, 2018.
During the three and six months ended June 30, 2019, the Company sold $131.5 million and $374.7 million, respectively, in single family residential loans, resulting in a gain of $125 thousand and $1.8 million, respectively.
During the three and six months ended June 30, 2019, the Company sold $178.2 million of multifamily residential loans resulting in a gain of $2.9 million.
Non-Traditional Mortgage Portfolio ("NTM")

The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2019 and December 31, 2018, the NTM portfolio totaled $747.3 million, or 11.1 percent of the total gross loan portfolio, and $826.7 million, or 10.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio decreased by $79.5 million, or 9.6 percent during the three months ended June 30, 2019. The decrease was primarily due to paydowns and amortization of $131.2 million, partially offset by originations of $61.5 million.
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
Green Loans totaled $63.7 million at June 30, 2019, a decrease of $6.5 million, or 9.2 percent from $70.1 million at December 31, 2018, primarily due to reductions in principal balances and payoffs. At June 30, 2019 and December 31, 2018, $286 thousand and zero, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
The following table presents the Company’s Green Loans first lien portfolio at June 30, 2019 by FICO scores that were obtained during the quarter ended June 30, 2019, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2018:

	June 30, 2019
	By FICO Scores Obtained During the Quarter Ended June 30, 2019			By FICO Scores Obtained During the Quarter Ended March 31, 2019			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	15	$10,221	16.6%	16	$5,277	8.2%	(1)	$4,944	93.7%
700-799	42	28,744	46.8%	45	34,651	53.8%	(3)	(5,907)	(17.0)%
600-699	16	17,948	29.2%	16	16,820	26.1%	—	1,128	6.7%
<600	2	771	1.3%	3	3,918	6.1%	(1)	(3,147)	(80.3)%
No FICO	3	3,755	6.1%	3	3,778	5.9%	—	(23)	(0.6)%
Totals	78	$61,439	100.0%	83	$64,444	100.1%	(5)	$(3,005)	(4.7)%
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. Interest only loans totaled $680.4 million at June 30, 2019, a decrease of $72.7 million, or 9.7 percent, from $753.1 million at December 31, 2018. The decrease was primarily due to paydowns and amortization of $124.4 million, partially offset by originations of $61.5 million. As of June 30, 2019 and December 31, 2018, $827 thousand of the interest only loans were non-performing.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.2 million at June 30, 2019, a decrease of $309 thousand, or 8.8 percent, from $3.5 million as of December 31, 2018. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2019 and December 31, 2018, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Management Credit Committee (MCC), formally known as Internal Asset Review Committee, conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension of the line or reduction in the credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the three months ended June 30, 2019, the Company made no curtailment in available commitments on Green Loans.
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

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
June 30, 2019
< 61%	60	$45,675	74.4%	267	$442,601	65.1%	10	$3,219	100.0%	337	$491,495	66.0%
61-80%	14	12,930	21.0%	163	216,625	31.8%	—	—	—%	177	229,555	30.8%
81-100%	4	2,834	4.6%	9	11,338	1.7%	—	—	—%	13	14,172	1.9%
> 100%	—	—	—%	5	9,797	1.4%	—	—	—%	5	9,797	1.3%
Total	78	$61,439	100.0%	444	$680,361	100.0%	10	$3,219	100.0%	532	$745,019	100.0%
December 31, 2018
< 61%	69	$51,827	76.5%	312	$495,930	65.9%	11	$3,528	100.0%	392	$551,285	66.9%
61-80%	17	13,476	19.9%	201	245,568	32.6%	—	—	—%	218	259,044	31.4%
81-100%	2	2,426	3.6%	5	7,441	1.0%	—	—	—%	7	9,867	1.2%
> 100%	—	—	—%	1	4,122	0.5%	—	—	—%	1	4,122	0.5%
Total	88	$67,729	100.0%	519	$753,061	100.0%	11	$3,528	100.0%	618	$824,318	100.0%

Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$275	$470	$(195)	(41.5)%
Non-accrual loans	28,499	21,585	6,914	32.0%
Total non-performing loans	28,774	22,055	6,719	30.5%
Other real estate owned	276	672	(396)	(58.9)%
Total non-performing assets	$29,050	$22,727	$6,323	27.8%
Performing restructured loans (1)	$20,245	$5,745	$14,500	252.4%
Total non-performing loans to total loans	0.43%	0.29%
Total non-performing assets to total assets	0.31%	0.21%
ALLL to non-performing loans	206.86%	281.99%
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
Additional income of approximately $535 thousand and $653 thousand would have been recorded during the three and six months ended June 30, 2019, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
During the three months ended June 30, 2019, non-accrual loans increased $6.9 million due to certain single family residential, SBA and construction loans being placed on non-accrual status. During the six months ended June 30, 2019, the provision for loan losses reflects a $59.5 million increase in special mention, substandard and doubtful loans, coupled with increases in delinquencies and nonperforming loans offset by the $1.04 billion reduction in the pass-rated portfolio balances and overall decreases in average loan balances as a result of sales and transfers to held for sale since year-end.
Troubled Debt Restructurings
Loans that the Company modifies or restructures where the debtor is experiencing financial difficulties and makes a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, reductions in the outstanding loan balances are classified as troubled debt restructurings (“TDRs”). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and the Company is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.
At June 30, 2019 and December 31, 2018, the Company had 24 and 13 loans, respectively, with an aggregate balance of $22.7 million and $8.0 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At June 30, 2019, of the 24 loans classified as TDRs, 21 loans totaling $20.2 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2018, of the 13 loans classified as TDRs, 12 loans totaling $5.7 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
Allowance for Loan Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date. The ALLL is based on an ongoing assessment of the estimated probable losses inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and the amount of loans in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, the Company uses adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on

ALLL, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The following table provides a summary of the allocation of the ALLL by loan category as well as loans receivable for each category as of the dates indicated:

	June 30, 2019			December 31, 2018
($ in thousands)	ALLL	Loans Receivable	% of Loans in Category to Total Loans	ALLL	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$21,529	$1,951,707	29.1%	$18,191	$1,944,142	25.2%
Commercial real estate	6,877	856,497	12.7%	6,674	867,013	11.3%
Multifamily	12,625	1,598,978	23.8%	17,970	2,241,246	29.1%
SBA	3,120	80,929	1.2%	1,827	68,741	0.9%
Construction	3,715	209,029	3.1%	3,461	203,976	2.7%
Consumer:
Single family residential mortgage	11,072	1,961,065	29.2%	13,128	2,305,490	29.9%
Other consumer	585	61,365	0.9%	941	70,265	0.9%
Total	$59,523	$6,719,570	100.0%	$62,192	$7,700,873	100.0%
The following table presents the ALLL allocation among loan origination types as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018	Amount Change	Percentage Change
Loan breakdown by origination type:
Originated loans	$6,181,583	$7,105,171	$(923,588)	(13.0)%
Acquired loans not impaired at acquisition	537,987	595,702	(57,715)	(9.7)%
Total loans	$6,719,570	$7,700,873	$(981,303)	(12.7)%
ALLL breakdown by origination type:
Originated loans	$58,135	$61,255	$(3,120)	(5.1)%
Acquired loans not impaired at acquisition	1,388	937	451	48.1%
Total ALLL	$59,523	$62,192	$(2,669)	(4.3)%
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$10,680	$11,645	$(965)	(8.3)%
Total discount	$10,680	$11,645	$(965)	(8.3)%
Percentage of ALLL to:
Originated loans	0.94%	0.86%	0.08%
Originated loans and acquired loans not impaired at acquisition	0.89%	0.81%	0.08%
Total loans	0.89%	0.81%	0.08%

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
ALLL at beginning of period	$63,885	$54,763	$62,192	$49,333
Charge-offs:
Commercial and industrial	(2,022)	(276)	(2,115)	(347)
Multifamily	(6)	(8)	—	—
SBA	8	(302)	(348)	(683)
Single family residential mortgage	(425)	(364)	(951)	(479)
Other consumer	(6)	—	(94)	(14,072)
Total charge-offs	(2,451)	(950)	(3,514)	(15,589)
Recoveries:
Commercial and industrial	11	36	44	97
SBA	60	167	101	232
Lease financing	3	5	6	9
Single family residential mortgage	—	—	150	436
Other consumer	2	4	19	8
Total recoveries	76	212	320	782
Net charge-offs	(2,375)	(738)	(3,194)	(14,807)
(Reversal of) Provision for loan losses	(1,987)	2,653	525	22,152
ALLL at end of period	$59,523	$56,678	$59,523	$56,678
Average total loans held-for-investment	$7,398,471	$7,000,288	$7,540,137	$6,855,041
Total loans held-for-investment at end of period	$6,719,570	$7,036,004	$6,719,570	$7,036,004
Ratios:
Annualized net charge-offs to average total loans held-for-investment	0.13%	0.04%	0.08%	0.43%
ALLL to total loans held-for-investment	0.89%	0.81%	0.89%	0.81%
During the three and six months ended June 30, 2019, net charge-offs were $2.4 million and $3.2 million, respectively compared to $738 thousand and $14.8 million, respectively, during the comparable 2018 periods. Included in net charge-offs during the three and six months ended June 30, 2019, was a charge off a $2.0 million commercial and industrial loan. During the six months ended June 30, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in Federal court pursuing the borrower and other parties. That action was voluntarily dismissed by the Bank without prejudice, and a substantially similar action was filed in Los Angeles County Superior Court. The Bank is also considering other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard. Upon extensive review of the underwriting process for this loan, the Bank determined that this loan was the result of an isolated event of external fraud.
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

As the Company’s respective investments in these entities are more than minor, the Company has significant influence, but not control, over the investee’s activities that most significantly impact its economic performance. As a result, the Company is required to apply the equity method of accounting, which generally prescribes applying the percentage ownership interest to the investee’s GAAP net income in order to determine the investor’s earnings or losses in a given period. However, because the liquidation rights, tax credit allocations and other benefits to investors can change upon the occurrence of specified events, application of the equity method based on the underlying ownership percentages would not accurately represent the Company’s investment. As a result, the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method of the equity method of accounting.
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
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Balance at beginning of period	$26,578	$48,344	$28,988	$48,826
New funding	235	—	235	—
Return of unused capital	—	(1,027)	—	(1,027)
Cash distribution from investments	(535)	(703)	(995)	(1,219)
Gain (loss) on investments using HLBV method	355	(1,808)	(1,595)	(1,774)
Balance at end of period	$26,633	$44,806	$26,633	$44,806
Unfunded equity commitments	$3,796	$—	$3,796	$—
The Company’s returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment.
During the three and six months ended June 30, 2019, the Company funded $235 thousand for its alternative energy partnerships and did not receive any return of capital from its alternative energy partnerships. During the three months ended June 30, 2018, the Company received a return of capital of $1.0 million and funded $13 thousand, respectively, from and into these partnerships. During the six months ended June 30, 2018, the Company received a return of capital of $1.0 million and funded $30.9 million, respectively, from and into these partnerships.
During the three months ended June 30, 2019 and 2018, the Company recognized a gain on investment of $355 thousand and a loss on investment of $1.8 million, respectively, through its HLBV application. During the six months ended June 30, 2019 and 2018, the Company recognized a loss on investment of $1.6 million and a loss of $1.8 million, respectively, through its HLBV application. As a result, the balance of these investments was $26.6 million and $44.8 million at June 30, 2019 and 2018, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $1.7 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $9.2 million during the six months ended June 30, 2019 and 2018, respectively, as well as income tax expense (benefits) relating to the recognition of its gain (loss) through its HLBV application during these periods.
The HLBV losses for the periods were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 14 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

($ in thousands)	June 30, 2019	December 31, 2018	Amount Change	Percentage Change
Noninterest-bearing deposits	$993,745	$1,023,360	$(29,615)	(2.9)%
Interest-bearing demand deposits	1,577,901	1,556,410	21,491	1.4%
Money market accounts	800,898	873,153	(72,255)	(8.3)%
Savings accounts	1,061,115	1,265,847	(204,732)	(16.2)%
Certificates of deposit of $250,000 or less	1,126,052	2,388,592	(1,262,540)	(52.9)%
Certificates of deposit of more than $250,000	732,579	809,282	(76,703)	(9.5)%
Total deposits	$6,292,290	$7,916,644	$(1,624,354)	(20.5)%
Total deposits were $6.29 billion at June 30, 2019, a decrease of $1.62 billion, or 20.5 percent, from $7.92 billion at December 31, 2018. The decrease was mainly due to the Company's continuous efforts to build core deposits across the Company's business units, including strong growth from the community banking and private banking channel, offset by the Company's strategic reduction of high-rate and high-volatility deposits during the three and six months ended June 30, 2019.
During the six months ended June 30, 2019, demand deposits decreased by $8.1 million, including $29.6 million of non-interest bearing deposits. In addition, during the six months ended June 30, 2019, the Company used proceeds from the sale of loans and investments to redeem $1.16 billion of higher cost brokered certificates of deposits.
Brokered deposits were $481.0 million at June 30, 2019, a decrease of $1.23 billion, or 71.8 percent, from $1.71 billion at December 31, 2018. The decrease between periods is primarily related to the aforementioned $1.16 billion reduction in higher cost brokered certificates of deposits.
The following table presents the scheduled maturities of certificates of deposit as of June 30, 2019:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$410,842	$215,937	$318,964	$180,309	$1,126,052
Certificates of deposit of more than $250,000	324,211	147,467	189,731	71,170	732,579
Total certificates of deposit	$735,053	$363,404	$508,695	$251,479	$1,858,631
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
Advances from the Federal Home Loan Bank (“FHLB”) increased $305.0 million, or 20.1%, to $1.8 billion as of June 30, 2019, as a result of overnight advances with the FHLB that we plan to pay down with the proceeds from the sale of loans sold into the Freddie Mac multifamily securitization which is expected to close in the third quarter. As of June 30, 2019, the maturity dates of FHLB advances consisted of $645.0 million of overnight, $400.0 million maturing in 3 months or less, and $780.0 million maturing beyond 3 months. As of the end of the quarter, the overnight advance interest rate was 2.52%. The Company did not utilize repurchase agreements at June 30, 2019 or December 31, 2018.
For additional information, see Note 8 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long Term Debt
The following table presents the Company's long term debt as of the dates indicated:

	June 30, 2019		December 31, 2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,743)	$175,000	$(1,826)
Total	$175,000	$(1,743)	$175,000	$(1,826)
For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of June 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $4.3 million and $4.6 million, respectively. The decrease was mainly due to a reduction in expected utilization of unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Balance at beginning of period	$4,208	$4,293	$4,622	$3,716
(Reversal of) provision for unfunded loan commitments	87	(262)	(327)	315
Balance at end of period	$4,295	$4,031	$4,295	$4,031
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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. At June 30, 2019, the Bank had $37.9 million available to pay dividends to Banc of California, Inc. without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. During the six months ended June 30, 2019, the Bank paid dividends of $54.0 million to Banc of California, Inc. At June 30, 2019, Banc of California, Inc. had $59.4 million in cash, all of which was on deposit at the Bank. In connection with the Company’s recently announced tender offer for the depositary shares representing shares of its Series D and Series E preferred stock for up to $75 million in aggregate purchase price, the OCC has approved a dividend of $88.5 million from the Bank to Banc of California, Inc. to be declared and paid in the third quarter of 2019 to fund repurchases of the Company’s capital stock and support anticipated interest expense and operating costs through year-end 2019. The proposed dividend will exceed the bank’s eligible amount pursuant to 12 USC 60, as of June 30, 2019. In exceeding the eligible amount, any future dividend declarations will require prior OCC approval.
On a consolidated basis, the Company maintained $313.9 million of cash and cash equivalents, which was 3.4 percent of total assets at June 30, 2019. The Company's cash and cash equivalents decreased by $77.7 million, or 19.9 percent, from $391.6 million, or 3.7 percent of total assets, at December 31, 2018. The decrease was mainly due to the decrease in deposits and reductions in FHLB advances, offset by sales of investment securities and loans. The Company has benefited from completion during late 2018 of its exit from high-rate and high-volatility institutional deposits and reduced the reliance on brokered deposits by replacing them with core deposits to fund new loan originations. During the three months ended June 30, 2019, the Company also strategically decreased its securities portfolio to navigate a volatile rate environment by completing the sale of its entire commercial mortgage-backed securities portfolio and reducing its collateralized loan obligations exposure by selling $279.2 million of these investments resulting in no gain or loss. All of these strategic actions were taken in order to expand core lending activities across the organization and reduce its reliance on higher costing brokered certificates of deposit and FHLB advances, while attempting to reduce risk on the Company's balance sheet.
At June 30, 2019, the Company had available unused secured borrowing capacities of $942.6 million from FHLB and $21.0 million from Federal Reserve Discount Window, as well as $185.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at June 30, 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company also had unpledged securities available-for-sale of $1.27 billion at June 30, 2019. On February 14, 2019, the Company entered into a new line of credit for $15.0 million, which bears interest at LIBOR plus 2.00% and has a maturity date of February 13, 2020.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of June 30, 2019, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.
Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of June 30, 2019:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$247,495	$70,337	$141,269	$4,051	$31,838
Unused lines of credit	905,115	662,026	93,301	40,223	109,565
Standby letters of credit	10,249	7,545	2,152	157	395
Total commitments	$1,162,859	$739,908	$236,722	$44,431	$141,798
FHLB advances	$1,825,000	$1,169,000	$291,000	$65,000	$300,000
Long-term debt	173,257	—	—	—	173,257
Operating and capital lease obligations	28,469	6,698	14,381	3,262	4,128
Certificate of deposits	1,858,631	1,607,151	244,719	6,761	—
Total contractual obligations	$3,885,357	$2,782,849	$550,100	$75,023	$477,385
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of June 30, 2019, the Bank has paid $18.0 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $8.0 million as of June 30, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 18 of Notes to Consolidated Financial Statements (unaudited) for additional information.
At June 30, 2019, the Company had unfunded commitments of $11.1 million, $7.6 million, and $4.3 million for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.
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
The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Banc of California, Inc.
Total risk-based capital	$983,254	15.00%	$524,366	8.00%	N/A	N/A
Tier 1 risk-based capital	919,436	14.03%	393,274	6.00%	N/A	N/A
Common equity tier 1 capital	688,308	10.50%	294,956	4.50%	N/A	N/A
Tier 1 leverage	919,436	9.62%	382,152	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,094,864	16.70%	$524,349	8.00%	$655,436	10.00%
Tier 1 risk-based capital	1,031,046	15.73%	393,262	6.00%	524,349	8.00%
Common equity tier 1 capital	1,031,046	15.73%	294,946	4.50%	426,033	6.50%
Tier 1 leverage	1,031,046	10.80%	381,907	4.00%	477,384	5.00%
December 31, 2018
Banc of California, Inc.
Total risk-based capital	$977,342	13.71%	$570,368	8.00%	N/A	N/A
Tier 1 risk-based capital	910,528	12.77%	427,776	6.00%	N/A	N/A
Common equity tier 1 capital	679,400	9.53%	320,832	4.50%	N/A	N/A
Tier 1 leverage	910,528	8.95%	407,145	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,120,122	15.71%	$570,832	8.00%	$712,977	10.00%
Tier 1 risk-based capital	1,053,308	14.77%	427,786	6.00%	570,382	8.00%
Common equity tier 1 capital	1,053,308	14.77%	320,840	4.50%	463,435	6.50%
Tier 1 leverage	1,053,308	10.36%	406,694	4.00%	508,368	5.00%

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
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At June 30, 2019, the Bank had $37.9 million available to pay dividends to the Company without prior OCC approval. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. In addition to dividends on its preferred stock, the Company declared and paid dividends on its common stock of $0.06 per share for the three months ended June 30, 2019. During April 2019, the Company’s Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share. The Bank paid dividends of $54.0 million to Banc of California, Inc. during the six months ended June 30, 2019. In connection with the Company’s recently announced tender offer for the depositary shares representing shares of its Series D and Series E preferred stock for up to $75 million in aggregate purchase price, the OCC has approved a dividend of $88.5 million from the Bank to Banc of California, Inc. to be declared and paid in the third quarter of 2019 to fund repurchases of the Company’s capital stock and support anticipated interest expense and operating costs through year-end 2019. The proposed dividend will exceed the bank’s eligible amount pursuant to 12 USC 60, as of June 30, 2019. In exceeding the eligible amount, any future dividend declarations will require prior OCC approval.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at June 30, 2019 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
June 30, 2019
+200 bps	$950,343	$(81,382)	(7.9)%	$248,094	$(5,222)	(2.1)%
+100 bps	993,723	(38,002)	(3.7)%	250,850	(2,466)	(1.0)%
0 bp	1,031,725			253,316
-100 bps	1,063,721	31,996	3.1%	255,645	2,329	0.9%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2019 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On January 23, 2017, the first of three putative class action lawsuits, Garcia v. Banc of California, Inc. et al., Case No. 8:17-cv-00118, was filed against Banc of California, James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman in the United States District Court for the Central District of California. Thereafter, two related putative class action lawsuits were filed in the United States District Court for the Central District of California: (1) Malak v. Banc of California, Inc. et al., Case No. 8:17-cv-00138 (January 26, 2017), asserting claims against Banc of California, Inc., James J. McKinney, and Steven A. Sugarman, and (2) Cardona v. Banc of California, Inc. et al., Case No. 2:17-cv-00621 (January 26, 2017), asserting claims against Banc of California, Inc., James J. McKinney, Ronald J. Nicolas, Jr., and Steven A. Sugarman. Those actions were consolidated, a lead plaintiff was appointed, and the lead plaintiff filed a Consolidated Amended Complaint against Banc of California, Inc., Steve A. Sugarman and James J. McKinney on May 31, 2017 alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934.
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
On August 15, 2017, COR Securities Holdings, Inc., and COR Clearing LLC filed an action in the United States District Court for the Central District of California, captioned COR Securities Holdings, Inc., et al. v. Banc of California, N.A., et al., Case No. 8:17-cv-01403 (DOC JCGx), against the Bank and Hugh F. Boyle, the Company’s and the Bank’s Chief Risk Officer. The lawsuit asserts claims under various state and federal statutes related to computer fraud and abuse, as well as a claim of common law fraud. The plaintiffs allege that the Bank inappropriately gained access to their confidential and privileged documents on a cloud storage site. The parties settled this action for an immaterial amount and it has been dismissed with prejudice.
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
On April 2, 2019, the first of three shareholder derivative actions, Gordon v. Benett, No. 8:19-cv-621, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Gordon action asserts claims for breach of fiduciary duty against Halle J. Benett, Jonah Schnel, Jeffrey Karish, Robert Sznewajs, Eric Holoman, Chad Brownstein, Steven Sugarman, Richard Lashley, Douglas Bowers and John Grosvenor. On June 10, 2019, a second shareholder derivative action, Johnston v. Sznewajs, No. 8:19-cv-01152, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Johnston action asserts claims for breach of fiduciary duty and unjust enrichment against Robert Sznewajs, Jonah Schnel, Halle Benett, Richard Lashley, Steven Sugarman, John Grosvenor, Chad Brownstein, Jeffrey Karish and Eric Holoman. On June 18, 2019, a third shareholder derivative action, Witmer v. Sugarman, No. 19STCV21088, was filed against current and former officers and directors of Banc of California, Inc. in Los Angeles County Superior Court. The Witmer action asserts claims for breach of fiduciary duty, unjust enrichment and corporate waste against Steven Sugarman, Ronald Nicolas,

Jr., Robert Sznewajs, Chad Brownstein, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schel, Eric Holoman and Jeffrey Seabold. On June 24, 2019, the Witmer Action was removed to the United States District Court for the Central District of California and assigned docket number 2:19-cv-5488. Although the parties have discussed the possible consolidation of these actions, the actions have not yet been consolidated at the present time.
In general, all three shareholder derivative plaintiffs allege that the Company’s board wrongfully refused demands that the plaintiffs made to the Company’s board of directors that the Company should initiate litigation against the various current and former officers and directors based on their alleged role in the purported concealment of the Company’s alleged relationship with Jason Galanis and various statements made by the Company alleged to be false and misleading. The plaintiffs seek an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief. The Company does not believe that the demands made by these shareholder derivative plaintiffs were wrongfully refused, and it intends to vigorously contest these actions on that basis.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From April 1, 2019 to April 30, 2019	49,009	$14.07	—	—
From May 1, 2019 to May 31, 2019	2,843	$13.45	—	—
From June 1, 2019 to June 30, 2019	5,114	$13.63	—	—
Total	56,966	$14.00	—
During the three months ended June 30, 2019, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under the Company's employee stock benefit plans.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
Rita H. Dailey’s, EVP, Head of Deposits & Products, employment with the Company terminated effective August 5, 2019.

ITEM 6 - EXHIBITS

2.3
Asset Purchase Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.)

2.4
Bulk Servicing Rights Purchase and Sale Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.)

3.1	Second Articles of Restatement of the charter of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.)
3.2	Fifth Amended and Restated Bylaws of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.)
4.1
Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010 (Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.)

4.2
Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.)

4.3
Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020 (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.)

4.4
Second Supplemental Indenture, dated as of April 6, 2015, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 5.25% Senior Notes due April 15, 2025 and form of 5.25% Senior Notes due April 15, 2025 (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.)

4.5
Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.)

4.6
Deposit Agreement, dated as of April 8, 2015, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.)

4.7
Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.)

4.8
Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.)

4.9
First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association relating to the Registrant's 8% Tangible Equity Units due May 15, 2017 (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.)

4.10
Deposit Agreement, dated as of February 8, 2016, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.)

10.1	Executive Incentive Compensation Plan, effective as of April 29, 2019 (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 2, 2019 and incorporated herein by reference.)
10.2	Separation Agreement, effective as of May 1, 2019, by and between the Registrant and Angelee Harris
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 9, 2019	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2019	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2019	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer and Director of Treasury (Principal Accounting Officer)