Form 10-Q
period 2019-09-30
BANC OF CALIFORNIA, INC.
filed 2019-11-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 5, 2019, the registrant had outstanding 50,406,683 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2019

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$22,760	$21,875
Interest-earning deposits in financial institutions	504,114	369,717
Total cash and cash equivalents	526,874	391,592
Securities available-for-sale, at fair value	775,662	1,992,500
Loans held-for-sale, carried at fair value	23,936	7,690
Loans held-for-sale, carried at lower of cost or fair value	—	426
Loans receivable	6,383,259	7,700,873
Allowance for loan losses	(62,927)	(62,192)
Loans receivable, net	6,320,332	7,638,681
Federal Home Loan Bank and other bank stock, at cost	71,679	68,094
Premises, equipment, and capital leases, net	128,979	129,394
Bank owned life insurance	108,720	107,027
Operating lease right of use assets	23,907	—
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	27,039	28,988
Deferred income taxes, net	45,950	49,404
Income tax receivable	4,459	2,695
Other intangible assets, net	4,605	6,346
Receivable on unsettled securities sales	334,769	—
Other assets	191,282	150,596
Assets of discontinued operations	—	19,490
Total assets	$8,625,337	$10,630,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,107,442	$1,023,360
Interest-bearing deposits	4,662,616	6,893,284
Total deposits	5,770,058	7,916,644
Advances from Federal Home Loan Bank	1,650,000	1,520,000
Long term debt, net	173,339	173,174
Operating lease liabilities	25,210	—
Accrued expenses and other liabilities	105,742	74,715
Total liabilities	7,724,349	9,684,533
Commitments and contingent liabilities
Preferred stock	189,825	231,128
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,990,143 shares issued and 50,406,763 shares outstanding at September 30, 2019; 51,755,398 shares issued and 50,172,018 shares outstanding at December 31, 2018	520	518
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at September 30, 2019 and 477,321 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	628,774	625,834
Retained earnings	120,221	140,952
Treasury stock, at cost (1,583,380 shares at September 30, 2019 and December 31, 2018)	(28,786)	(28,786)
Accumulated other comprehensive loss, net	(9,571)	(24,117)
Total stockholders’ equity	900,988	945,534
Total liabilities and stockholders’ equity	$8,625,337	$10,630,067
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
Interest and dividend income
Loans, including fees	$80,287	$89,159	$84,795	$260,004	$241,014
Securities	10,024	12,457	20,599	40,322	63,685
Other interest-earning assets	2,346	2,424	2,380	7,083	6,967
Total interest and dividend income	92,657	104,040	107,774	307,409	311,666
Interest expense
Deposits	22,811	28,598	25,154	82,852	62,264
Federal Home Loan Bank advances	8,519	8,289	8,996	25,889	25,927
Securities sold under repurchase agreements	13	16	47	47	1,008
Long term debt and other interest-bearing liabilities	2,399	2,357	2,385	7,118	7,073
Total interest expense	33,742	39,260	36,582	115,906	96,272
Net interest income	58,915	64,780	71,192	191,503	215,394
Provision for (reversal of) loan losses	38,540	(1,987)	1,410	39,065	23,562
Net interest income after provision for loan losses	20,375	66,767	69,782	152,438	191,832
Noninterest income
Customer service fees	1,582	1,434	1,446	4,531	4,529
Loan servicing income	128	121	439	367	3,698
Income from bank owned life insurance	588	580	551	1,693	1,617
Impairment loss on investment securities	(731)	—	—	(731)	—
Net (loss) gain on sale of securities available-for-sale	(5,063)	—	13	(4,855)	5,532
Net gain on sale of loans	4,326	2,826	279	8,705	1,059
Net gain (loss) on sale of mortgage servicing rights	—	—	24	—	(2,426)
Other income (loss)	2,351	(7,251)	2,072	(2,524)	7,458
Total noninterest income (loss)	3,181	(2,290)	4,824	7,186	21,467
Noninterest expense
Salaries and employee benefits	25,934	27,506	24,832	81,879	85,387
Occupancy and equipment	7,767	7,955	8,213	23,408	23,783
Professional fees (reimbursement)	1,463	(2,903)	11,966	9,601	27,446
Outside service fees	520	489	954	1,412	3,913
Data processing	1,568	1,672	1,884	4,736	5,218
Advertising and promotion	2,090	2,048	3,152	6,195	9,293
Regulatory assessments	1,239	2,136	2,138	5,857	6,426
(Gain) loss on investments in alternative energy partnerships	(940)	(355)	2,484	655	4,258
Reversal of provision for loan repurchases	(123)	(61)	(360)	(300)	(2,366)
Amortization of intangible assets	500	621	693	1,741	2,363
Restructuring (reversal) expense	—	(158)	553	2,637	4,536
All other expense	3,289	4,637	4,368	10,908	12,959
Total noninterest expense	43,307	43,587	60,877	148,729	183,216
(Loss) income from continuing operations before income taxes	(19,751)	20,890	13,729	10,895	30,083
Income tax (benefit) expense	(5,619)	4,308	3,301	1,408	(1,273)
(Loss) income from continuing operations	(14,132)	16,582	10,428	9,487	31,356
Income from discontinued operations before income taxes (including net gain on disposal of $0, $0 and $0 for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively, and $0 and $1,275 for the nine months ended September 30, 2019 and 2018, respectively)	—	—	924	—	4,249
Income tax expense	—	—	256	—	1,171
Income from discontinued operations	—	—	668	—	3,078
Net (loss) income	(14,132)	16,582	11,096	9,487	34,434
Preferred stock dividends	3,403	4,308	4,970	12,019	15,196
Income allocated to participating securities	—	271	—	—	—
Participating securities dividends	94	94	202	390	608
Impact of preferred stock redemption	5,093	—	2,307	5,093	2,307
Net (loss) income available to common stockholders	$(22,722)	$11,909	$3,617	$(8,015)	$16,323
Basic (loss) earnings per common share
(Loss) income from continuing operations	$(0.45)	$0.23	$0.06	$(0.16)	$0.26
Income from discontinued operations	—	—	0.01	—	0.06
Net (loss) income	$(0.45)	$0.23	$0.07	$(0.16)	$0.32
Diluted (loss) earnings per common share
(Loss) income from continuing operations	$(0.45)	$0.23	$0.06	$(0.16)	$0.26
Income from discontinued operations	—	—	0.01	—	0.06
Net (loss) income	$(0.45)	$0.23	$0.07	$(0.16)	$0.32
Basic (loss) earnings per class B common share
(Loss) income from continuing operations	$(0.45)	$0.23	$0.06	$(0.16)	$0.26
Income from discontinued operations	—	—	0.01	—	0.06
Net (loss) income	$(0.45)	$0.23	$0.07	$(0.16)	$0.32
Diluted (loss) earnings per class B common share
(Loss) income from continuing operations	$(0.45)	$0.23	$0.06	$(0.16)	$0.26
Income from discontinued operations	—	—	0.01	—	0.06
Net (loss) income	$(0.45)	$0.23	$0.07	$(0.16)	$0.32
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
Net (loss) income	$(14,132)	$16,582	$11,096	$9,487	$34,434
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(994)	5,423	(2,568)	10,602	(23,760)
Reclassification adjustment for OTTI loss included in net (loss) income	516	—	—	516	—
Reclassification adjustment for loss (gain) included in net (loss) income	3,575	—	(9)	3,428	(3,910)
Total change in unrealized gain (loss) on available-for-sale securities	3,097	5,423	(2,577)	14,546	(27,670)
Total other comprehensive income (loss)	3,097	5,423	(2,577)	14,546	(27,670)
Comprehensive (loss) income	$(11,035)	$22,005	$8,519	$24,033	$6,764
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)	$5,227		$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—	496		—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	5,723		1,012,308
Comprehensive income (loss):
Net income	—	—	—	—	8,558	—	—		8,558
Other comprehensive loss, net	—	—	—	—	—	—	(17,265)		(17,265)
Share-based compensation expense	—	—	—	2,087	—	—	—		2,087
Restricted stock surrendered due to employee tax liability	—	—	—	(97)	—	—	—		(97)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	58	(74)	—	—		(16)
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—		(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,503)	—	—		(6,503)
Preferred stock dividends	—	—	—	—	(5,113)	—	—		(5,113)
Balance at March 31, 2018	$269,071	$517	$5	$623,483	$141,008	$(28,786)	$(11,542)		$993,756

Comprehensive income (loss):
Net income	—	—	—	—	14,780	—	—		14,780
Other comprehensive loss, net	—	—	—	—	—	—	(7,828)		(7,828)
Issuance of common stock	—	1	(1)	—	—	—	—		—
Share-based compensation expense	—	—	—	1,788	—	—	—		1,788
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,973)	—	—	—		(1,974)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	74	(68)	—	—		6
Stock appreciation right dividend equivalents	—	—	—	—	(203)	—	—		(203)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,524)	—	—		(6,524)
Preferred stock dividends	—	—	—	—	(5,113)	—	—		(5,113)
Balance at June 30, 2018	$269,071	$517	$4	$623,372	$143,880	$(28,786)	$(19,370)	—	$988,688

Comprehensive income (loss):
Net income	—	—	—	—	11,096	—	—		11,096
Other comprehensive loss, net	—	—	—	—	—	—	(2,577)		(2,577)
Issuance of common stock	—	1	1	(2)	—	—	—		—
Redemption of preferred stock	(37,943)	—	—	—	(2,307)	—	—		(40,250)
Share-based compensation expense	—	—	—	1,398	—	—	—		1,398
Restricted stock surrendered due to employee tax liability	—	—	—	(48)	—	—	—		(48)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	69	(61)	—	—		8
Stock appreciation right dividend equivalents	—	—	—	—	(202)	—	—		(202)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,465)	—	—		(6,465)
Preferred stock dividends	—	—	—	—	(4,970)	—	—		(4,970)
Balance at September 30, 2018	$231,128	$518	$5	$624,789	$140,971	$(28,786)	$(21,947)	—	$946,678
Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)		$945,534
Comprehensive income:
Net income	—	—	—	—	7,037	—	—		7,037
Other comprehensive income, net	—	—	—	—	—	—	6,026		6,026
Share-based compensation expense	—	—	—	853	—	—	—		853
Restricted stock surrendered due to employee tax liability	—	—	—	(79)	—	—	—		(79)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(50)	—	—		(50)
Stock appreciation right dividend equivalents	—	—	—	—	(202)	—	—		(202)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,486)	—	—		(6,486)
Preferred stock dividends	—	—	—	—	(4,308)	—	—		(4,308)
Balance at March 31, 2019	$231,128	$518	$5	$626,608	$136,943	$(28,786)	$(18,091)		$948,325

Comprehensive income:
Net income	—	—	—	—	16,582	—	—		16,582
Other comprehensive income, net	—	—	—	—	—	—	5,423		5,423
Issuance of common stock	—	2	—	(2)	—	—	—		—
Share-based compensation expense	—	—	—	1,497	—	—	—		1,497
Restricted stock surrendered due to employee tax liability	—	—	—	(797)	—	—	—		(797)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(26)	—	—		(26)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—		(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,058)	—	—		(3,058)
Preferred stock dividends	—	—	—	—	(4,308)	—	—		(4,308)
Balance at June 30, 2019	$231,128	$520	$5	$627,306	$146,039	$(28,786)	$(12,668)		$963,544

Comprehensive (loss) income:
Net loss	—	—	—	—	(14,132)	—	—		(14,132)
Other comprehensive income, net	—	—	—	—	—	—	3,097		3,097
Redemption of preferred stock	(41,303)	—	—	—	(5,093)	—	—		(46,396)
Share-based compensation expense	—	—	—	1,494	—	—	—		1,494
Restricted stock surrendered due to employee tax liability	—	—	—	(26)	—	—	—		(26)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(23)	—	—		(23)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—		(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,073)	—	—		(3,073)
Preferred stock dividends	—	—	—	—	(3,403)	—	—		(3,403)
Balance at September 30, 2019	$189,825	$520	$5	$628,774	$120,221	$(28,786)	$(9,571)		$900,988
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,487	$34,434
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	39,065	23,562
(Reversal of) provision for unfunded loan commitments	(260)	532
Reversal of provision for loan repurchases	(300)	(2,366)
Depreciation on premises and equipment	7,800	8,061
Amortization of intangible assets	1,741	2,363
Amortization of debt issuance cost	165	155
Net amortization of premium and discount on securities	738	908
Impairment loss on investment securities	731	—
Net amortization (accretion) of deferred loan costs and fees	479	(551)
Accretion of discounts on purchased loans	(311)	(583)
Deferred income tax benefit	(2,600)	(5,314)
Bank owned life insurance income	(1,693)	(1,617)
Share-based compensation expense	3,844	5,273
Loss on interest rate swaps	8,964	—
Loss on investments in alternative energy partnerships	655	4,258
Impairment on capitalized software projects	986	1,975
Net revenue from mortgage banking activities	—	(396)
Net gain on sale of loans	(8,705)	(1,059)
Net loss (gain) on sale of securities available for sale	4,855	(5,532)
Loss from change of fair value of mortgage servicing rights	—	1,274
Loss on sale or disposal of property and equipment	20	61
Loss on sale of mortgage servicing rights	—	2,426
Net gain on disposal of discontinued operations	—	(1,275)
Repurchase of mortgage loans	(1,929)	(12,666)
Originations of other loans held-for-sale	—	(6,274)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	4,905	27,535
Proceeds from sales of and principal collected on other loans held-for-sale	426	7,044
Change in accrued interest receivable and other assets	(12,570)	15,295
Change in accrued interest payable and other liabilities	3,633	(1,070)
Net cash provided by operating activities	60,126	96,453
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	822,979	417,870
Proceeds from maturities and calls of securities available-for-sale	38,029	478,200
Proceeds from principal repayments of securities available-for-sale	35,337	33,118
Purchases of securities available-for-sale	—	(425,076)
Loan and lease originations and principal collections, net	151,655	(839,121)
Redemption of Federal Home Loan Bank stock	56,551	51,975
Purchase of Federal Home Loan Bank and other bank stock	(60,136)	(47,629)
Proceeds from sale of loans	1,140,851	230,291
Proceeds from sale of other real estate owned	843	1,795
Proceeds from sale of mortgage servicing rights	—	30,056
Proceeds from sale of premises and equipment	—	19
Purchases of premises and equipment	(8,391)	(7,546)
Payments of capital lease obligations	(347)	(339)
Funding of equity investment	(14,599)	(2,874)
Decrease in investments in alternative energy partnerships	1,294	1,027
Net cash provided by (used in) investing activities	2,164,066	(78,234)
Cash flows from financing activities:
Net (decrease) increase in deposits	(2,146,586)	108,839
Net increase (decrease) in short-term Federal Home Loan Bank advances	155,000	(410,000)
Repayment of long-term Federal Home Loan Bank advances	(25,000)	(25,000)
Proceeds from long-term Federal Home Loan Bank advances	—	380,000
Redemption of preferred stock	(46,396)	(40,250)
Purchase of restricted stock surrendered due to employee tax liability	(902)	(2,119)
Dividend equivalents paid on stock appreciation rights	(390)	(607)
Dividends paid on preferred stock	(12,019)	(18,308)
Dividends paid on common stock	(12,617)	(26,252)
Net cash used in financing activities	(2,088,910)	(33,697)
Net change in cash and cash equivalents	135,282	(15,478)
Cash and cash equivalents at beginning of period	391,592	387,699
Cash and cash equivalents at end of period	$526,874	$372,221
Supplemental cash flow information
Interest paid on deposits and borrowed funds	120,042	90,365
Income taxes paid	2,822	4,435
Income taxes refunds received	142	4,502
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	276	434
Transfer of loans held-for-investment to loans held-for-sale	1,127,898	231,844
Equipment acquired under capital leases	40	41
Operating lease right of use assets recognized	28,664	—
Operating lease liabilities recognized	30,065
Receivable on unsettled securities sales	334,769	—
Reclassification of stranded tax effects to retained earnings	—	496
Due on unsettled securities purchases	—	17,500
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Santa Ana, California and incorporated under the laws of Maryland. Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (FRB) and its wholly-owned subsidiary, Banc of California, National Association (the Bank), operates under a national bank charter issued by the Office of the Comptroller of the Currency (OCC), the Bank's primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC).
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 32 banking offices, serving San Diego, Los Angeles, Santa Barbara, and Orange counties in California as of September 30, 2019.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
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
Leases. The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for real estate space and are included within right of use (ROU) assets and lease liabilities on the September 30, 2019 consolidated balance sheet. The ROU asset is based on the operating lease liabilities adjusted for any prepaid or deferred rent. The Company has elected not to recognize on its consolidated balance sheet leases with terms of one-year or less.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, at lease commencement date in determining the present value of lease payments. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless they are reasonably certain to be exercised. The Company elected the practical expedient to combine its lease and related nonlease components for the Company’s building leases. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for loan losses (ALLL), reserve for loss on repurchased loans, reserve for unfunded loan commitments, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking and other derivatives, Hypothetical Liquidation at Book Value (HLBV) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Discontinued Operations: During the three months ended March 31, 2017, the Company completed the sale of its Banc Home Loans division, which largely represented the Company's Mortgage Banking segment. In accordance with Accounting Standards Codification (ASC) 205-20, the Company determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that would be sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to the consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, as of December 31, 2018 and for the three and nine months ended September 30, 2018. There were no material assets, liabilities or operating income as of and for the three and nine months ended September 30, 2019 related to discontinued operations.
Restructuring Expense: During the three and nine months ended September 30, 2019, the Company continued to implement its strategic objective to de-emphasize the production of low margin loan products through its exit from the third-party mortgage origination ("TPMO") and brokered single family lending business. The Company recognized no restructuring costs for the three months ended September 30, 2019 and $2.6 million for the nine months ended September 30, 2019, associated with the exit from the TPMO and brokered single family lending business and CEO transition.
Adopted Accounting Pronouncements: During the nine months ended September 30, 2019, the following pronouncements applicable to the Company were adopted:
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
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which amended ASC 350 "Intangibles-Goodwill and Other." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this guidance prospectively as of August 31, 2019, and the adoption did not have a material impact on our financial statements.
NOTE 2 – SALE OF BUSINESS UNIT (DISCONTINUED OPERATIONS)
Banc Home Loans Sale
On March 30, 2017, the Company completed the sale of specific assets and activities related to its Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented the Company's Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential (SFR) mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency SFR mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that were sold or settled separately within one year, was classified as discontinued operations in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Income at December 31, 2018 and for the three and nine months ended September 30, 2018. Certain components of the Company’s Mortgage Banking segment, including MSRs on certain conventional agency SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the consolidated financial statements as they remain part of the Company’s ongoing operations. Refer to Note 2 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to this sale.
There were no gains related to the disposal during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company recognized gains related to the disposal of $0 thousand and $1.3 million, respectively.
During the three months ended September 30, 2019 and 2018, the Company recognized earn-out income of $881 thousand and $786 thousand, respectively, related to the sale to Caliber, which is included in other noninterest income. During the nine months ended September 30, 2019 and 2018, the Company recognized earn-out income of $2.1 million and $2.2 million, respectively. At September 30, 2019 there were no material assets or liabilities associated with discontinued operations. At December 31, 2018, assets and liabilities of discontinued operations totaled $19.5 million and zero, respectively.
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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include U.S. Small Business Administration (SBA) loan pool securities, U.S. government agency and U.S. government sponsored enterprise (GSE) residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at September 30, 2019 or December 31, 2018.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of GNMA loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists. These loans are re-recognized at fair value and offset by a secured borrowing, as the loans are still legally owned by GNMA but failed sale accounting treatment under GAAP due to the repurchase option. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest. As of September 30, 2019 and December 31, 2018, there were no loans that were delinquent more than 90 days and eligible to be repurchased out of GNMA loan pools.
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
The Company may use interest rate swaps to offset variability in the fair values of investment securities resulting from changes in market interest rates. During the third quarter of 2019, the Company partially hedged the fair value of the MBS portfolio using interest rate swaps. At the end of the quarter, the Company took advantage of the decline in long-term interest rates and sold the majority of the MBS portfolio and unwound the majority of the interest rate swaps.
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets
Securities available-for-sale:
SBA loan pools securities	$—	$—	$—	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,374	—	40,374	—
Non-agency residential mortgage-backed securities	277	—	277	—
Collateralized loan obligations	735,011	—	735,011	—
Loans held-for-sale, carried at fair value	23,936	—	3,431	20,505
Derivative assets:
Interest rate swaps and caps (1)	4,773	—	4,773	—
Foreign exchange contracts (1)	36	—	36	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	5,198	—	5,198	—
Interest rate swaps and caps - mortgage-backed securities(3)	325	—	325	—
Foreign exchange contracts (2)	30	—	30	—
December 31, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$910	$—	$910	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	437,442	—	437,442	—
Non-agency residential mortgage-backed securities	427	—	427	—
Non-agency commercial mortgage-backed securities	132,199	—	132,199	—
Collateralized loan obligations	1,421,522	—	1,421,522	—
Loans held-for-sale, carried at fair value (4)	27,180	—	2,140	25,040
Derivative assets:
Interest rate swaps and caps (1)	1,534	—	1,534	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	1,600	—	1,600	—

(1)	Included in Other assets in the Consolidated Statements of Financial Condition.

(2)	Included in Accrued expenses and Other liabilities in the Consolidated Statements of Financial Condition.

(3)	Included in Securities available-for-sale in the Consolidated Statements of Financial Condition.

(4)
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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Loans repurchased from GNMA Loan Pools (1)
Balance at beginning of period	$21,075	$33,234	$25,040	$98,940
Total gains (losses) (realized/unrealized):
Included in earnings—fair value adjustment	2	(22)	(1)	(276)
Additions	406	711	406	28,096
Sales, settlements, and other	(978)	(8,167)	(4,940)	(101,004)
Balance at end of period	$20,505	$25,756	$20,505	$25,756

(1)
Includes loans repurchased from GNMA Loan Pools of discontinued operations, which is included in Assets of Discontinued Operations in the Consolidated Statements of Financial Condition, of zero and $20.9 million, respectively, for the three months ended September 30, 2019 and 2018 and $17.3 million and $32.3 million for the nine months ended September 30, 2019 and 2018 in balance at beginning of period, and zero and $17.7 million, respectively, for both the three and nine months ended September 30, 2019 and 2018 in balance at end of period.

The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from GNMA loan pools at September 30, 2019 and December 31, 2018 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	September 30, 2019			December 31, 2018
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$23,936	$24,746	$(810)	$7,690	$7,906	$(216)
Non-accrual loans (1)	8,203	8,436	(233)	2,427	2,538	(111)
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$—	$—	$—	$19,490	$20,027	$(537)
Non-accrual loans (2)	—	—	—	8,430	8,496	(66)

(1)	Includes loans guaranteed by the U.S. government of $7.2 million and $1.6 million, respectively, at September 30, 2019 and December 31, 2018.

(2)	Includes loans guaranteed by the U.S. government of zero and $7.6 million, respectively, at September 30, 2019 and December 31, 2018.
There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of September 30, 2019 and December 31, 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net gains from fair value changes:
Net gain on sale of loans (continuing operations)	$17	$11	$77	$198
Net revenue on mortgage banking activities (discontinued operations)	—	30	—	127

Changes in fair value due to instrument-specific credit risk were immaterial for the three and nine months ended September 30, 2019 and 2018. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in interest income on loans, including fees and income from discontinued operations in the consolidated statements of operations.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets
Impaired loans:
Commercial and industrial	$15,690	—	—	$15,690
SBA	1,518	—	—	1,518
December 31, 2018
Assets
Impaired loans:
SBA	$226	—	—	$226

The following table presents the gain (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Impaired loans:
Single family residential mortgage	$—	$—	$(490)	$(115)
Commercial and industrial	—	(219)	—	(511)
SBA	—	1	(46)	(379)
Other consumer	—	—	(88)	(141)

Estimated Fair Values of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities, on a consolidated operations basis, as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets
Cash and cash equivalents	$526,874	$526,874	$—	$—	$526,874
Securities available-for-sale	775,662	—	775,662	—	775,662
Federal Home Loan Bank and other bank stock	71,679	—	71,679	—	71,679
Loans held-for-sale, carried at fair value	23,936	—	3,431	20,505	23,936
Loans receivable, net of ALLL	6,320,332	—	—	6,280,331	6,280,331
Accrued interest receivable	27,598	27,598	—	—	27,598
Derivative assets	4,809	—	4,809	—	4,809
Financial liabilities
Deposits	5,770,058	—	—	5,700,325	5,700,325
Advances from Federal Home Loan Bank	1,650,000	—	1,681,331	—	1,681,331
Long term debt	173,339	—	182,457	—	182,457
Derivative liabilities	5,553	—	5,553	—	5,553
Accrued interest payable	9,112	9,112	—	—	9,112
December 31, 2018
Financial assets
Cash and cash equivalents	$391,592	$391,592	$—	$—	$391,592
Securities available-for-sale	1,992,500	—	1,992,500	—	1,992,500
Federal Home Loan Bank and other bank stock	68,094	—	68,094	—	68,094
Loans held-for-sale (1)	27,606	—	2,566	25,040	27,606
Loans receivable, net of allowance	7,638,681	—	—	7,513,910	7,513,910
Accrued interest receivable	38,807	38,807	—	—	38,807
Derivative assets	1,534	—	1,534	—	1,534
Financial liabilities
Deposits	7,916,644	—	—	7,689,324	7,689,324
Advances from Federal Home Loan Bank	1,520,000	—	1,517,761	—	1,517,761
Long-term debt	173,174	—	174,059	—	174,059
Derivative liabilities	1,600	—	1,600	—	1,600
Accrued interest payable	13,253	13,253	—	—	13,253

(1)	Includes loans held-for-sale carried at fair value of $19.5 million ($2.1 million at Level 2 and $17.4 million at Level 3) of discontinued operations.

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$40,374	$—	$—	$40,374
Non-agency residential mortgage-backed securities	267	10	—	277
Collateralized loan obligations	748,605	—	(13,594)	735,011
Total securities available-for-sale	$789,246	$10	$(13,594)	$775,662
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$911	$—	$(1)	$910
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	461,987	—	(24,545)	437,442
Non-agency residential mortgage-backed securities	418	9	—	427
Non-agency commercial mortgage-backed securities	132,199	—	—	132,199
Collateralized loan obligations	1,431,171	141	(9,790)	1,421,522
Total securities available-for-sale	$2,026,686	$150	$(34,336)	$1,992,500

As of December 31, 2018, the Company changed its intent and decided to sell its non-agency commercial mortgage-backed securities in an unrealized loss position due to its strategy to reposition its securities profile and recognized $3.3 million of other-than-temporary impairment (OTTI) losses during the fourth quarter of 2018. During the first quarter of 2019, the Company completed the sale of all remaining non-agency commercial mortgage-backed securities totaling $132.2 million resulting in a gain of $9 thousand. During the three and nine months ended September 30, 2019, the Company sold $380.9 million and $385.8 million, respectively, in mortgage-backed securities resulting in a loss of $5.1 million and $5.0 million, respectively. Additionally, during the three and nine months ended September 30, 2019, the Company sold zero and $644.5 million, respectively, in collateralized loan obligations resulting in a gain of zero and $143 thousand, respectively. During the first quarter of 2018, the Company completed the sale of all remaining corporate debt securities, totaling $76.8 million resulting in a gain of $4.9 million.
At September 30, 2019, the Company's investment securities portfolio consisted of mortgage-backed securities and collateralized loan obligations. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At September 30, 2019 and December 31, 2018, there were no holdings of any one issuer in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Gross realized gains on sales and calls of securities available-for-sale	$71	$13	$279	$5,532
Gross realized losses on sales and calls of securities available-for-sale	(5,134)	—	(5,134)	—
Net realized (losses) gains on sales and calls of securities available-for-sale	$(5,063)	$13	$(4,855)	$5,532
Proceeds from sales and calls of securities available-for-sale	$43,252	$283,114	$861,008	$896,070

Investment securities with carrying values of $64.6 million and $163.0 million as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Securities available-for-sale:
Collateralized loan obligations	$435,191	$(6,539)	$299,820	$(7,055)	$735,011	$(13,594)
Total securities available-for-sale	$435,191	$(6,539)	$299,820	$(7,055)	$735,011	$(13,594)
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$—	$—	$910	$(1)	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	13,494	(133)	423,916	(24,412)	437,410	(24,545)
Non-agency residential mortgage-backed securities	90	—	16	—	106	—
Collateralized loan obligations	1,364,317	(9,480)	32,790	(310)	1,397,107	(9,790)
Total securities available-for-sale	$1,377,901	$(9,613)	$457,632	$(24,723)	$1,835,533	$(34,336)

During the three and nine months ended September 30, 2019, the Company recorded OTTI for its remaining portfolio of mortgage-backed securities of $731 thousand and $731 thousand, respectively. The OTTI was recognized as a result of the Company's ongoing strategic decision to liquidate this longer duration portfolio. During the three and nine months ended September 30, 2018, no OTTI was recorded.
At September 30, 2019, the Company’s securities available-for-sale portfolio consisted of 57 securities, 45 of which were in an unrealized loss position. At December 31, 2018, the Company’s securities available-for-sale portfolio consisted of 145 securities, 118 of which were in an unrealized loss position.
The Company monitors its securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to the Company's collateralized loan obligations. The Company also considers the lowest credit rating for identification of potential OTTI for other securities. As of September 30, 2019, nearly all of the Company's non-agency mortgage-backed securities or collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value is attributable to changes in interest rates, and not credit quality. Except for the remaining portfolio of 9 mortgage-backed securities which the Company intends to sell, the Company believes there was no further OTTI as of September 30, 2019. The Company does not have the intent to sell the remaining 45 securities in an unrealized loss position and further believes it is not likely that it will be required to sell these securities before their anticipated recovery.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of September 30, 2019:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$40,374	2.56%	$40,374	2.56%
Non-agency residential mortgage-backed securities	65	2.68%	—	—%	—	—%	212	5.79%	277	5.06%
Collateralized loan obligations	735,011	3.52%	—	—%	—	—%	—	—%	735,011	3.52%
Total securities available-for-sale	$735,076	3.52%	$—	—%	$—	—%	$40,586	2.58%	$775,662	3.47%

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table presents the balances in the Company’s loan portfolios as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018
Commercial:
Commercial and industrial	$1,789,478	$1,944,142
Commercial real estate	891,029	867,013
Multifamily	1,563,757	2,241,246
SBA	75,359	68,741
Construction	228,561	203,976
Consumer:
Single family residential mortgage	1,775,953	2,305,490
Other consumer	59,122	70,265
Total loans(1)	$6,383,259	$7,700,873
Allowance for loan losses	(62,927)	(62,192)
Loans receivable, net	$6,320,332	$7,638,681

(1)	Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net of $15.3 million and $17.7 million, respectively, at September 30, 2019 and December 31, 2018.
Non-Traditional Mortgage Loans ("NTM")
The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens(1)	76	$59,538	9.1%	88	$67,729	8.2%
Interest-only - first liens(2)	409	588,567	90.1%	519	753,061	91.1%
Negative amortization(3)	9	3,062	0.5%	11	3,528	0.4%
Total NTM - first liens	494	651,167	99.6%	618	824,318	99.7%
Other consumer:
Green Loans (HELOC) - second liens(1)	7	2,308	0.4%	10	2,413	0.3%
Total NTM - second liens	7	2,308	0.4%	10	2,413	0.3%
Total NTM loans	501	$653,475	100.0%	628	$826,731	100.0%
Total loans receivable		$6,383,259			$7,700,873
% of total NTM loans to total loans receivable		10.2%			10.7%

Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. These loans are generally interest only for a 15-year term with a balloon payment due at maturity. At September 30, 2019 and December 31, 2018, $286 thousand and $0, respectively, of the Company's Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of Green Loans in 2011.
Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At September 30, 2019 and December 31, 2018, interest only loans totaled $588.6 million and $753.1 million, respectively. At September 30, 2019 and December 31, 2018, $827 thousand and $0, respectively, of the interest only loans were non-performing.
Loans with the Potential for Negative Amortization

Negative amortization loans totaled $3.1 million and $3.5 million at September 30, 2019 and December 31, 2018, respectively. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2019 and December 31, 2018, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the credit risk associated with these loans is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.
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
The Company also maintains a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated incurred loss. The estimated funding of the loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At September 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $4.4 million and $4.6 million, respectively, which are included in Accrued expenses and Other liabilities on the Consolidated Statements of Financial Condition.
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
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Balance at beginning of period	$59,523	$56,678	$62,192	$49,333
Loans charged off	(35,546)	(388)	(39,060)	(15,977)
Recoveries of loans previously charged off	410	82	730	864
Net charge-offs	(35,136)	(306)	(38,330)	(15,113)
Provision for loan losses	38,540	1,410	39,065	23,562
Balance at end of period	$62,927	$57,782	$62,927	$57,782

During the three months ended September 30, 2019, the Company recorded a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. In addition, the charge-off increased the loss factor used in our allowance for loan loss for commercial and industrial loans, resulting in an additional loan loss provision of $3.0 million. On October 22, 2019, in connection with this matter, the Bank filed a complaint in U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard.
During the third quarter of 2019, the Company undertook an extensive collateral review of all commercial lending relationships $5 million and above not secured by real estate, consisting of 53 loans representing $536 million in commitments. The collateral review focused on security and collateral documentation and confirmation of the Bank's collateral interest. The review was performed within the Bank's Internal Audit division and the work was validated by an independent third party. Our review and outside validation have not identified any other instances of apparent fraud for the credits reviewed or concerns over the existence of collateral held by the Bank or on our behalf at third parties; however, there are no assurances that our internal review and third party validation will be sufficient to identify all such issues.
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

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and nine months ended September 30, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at June 30, 2019	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523
Charge-offs	(34,673)	—	—	(738)	—	—	(135)	—	(35,546)
Recoveries	59	—	—	50	—	3	—	298	410
Net (charge-offs) recoveries	(34,614)	—	—	(688)	—	3	(135)	298	(35,136)
Provision (reversal)	37,660	(298)	(660)	1,686	165	(3)	342	(352)	38,540
Balance at September 30, 2019	$24,575	$6,579	$11,965	$4,118	$3,880	$—	$11,279	$531	$62,927

Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(36,788)	—	(6)	(1,086)	—	—	(1,086)	(94)	(39,060)
Recoveries	102	—	—	152	—	9	150	317	730
Net (charge-offs) recoveries	(36,686)	—	(6)	(934)	—	9	(936)	223	(38,330)
Provision (reversal)	43,070	(95)	(5,999)	3,225	419	(9)	(913)	(633)	39,065
Balance at September 30, 2019	$24,575	$6,579	$11,965	$4,118	$3,880	$—	$11,279	$531	$62,927

Individually evaluated for impairment	$4,614	$—	$—	$2,858	$—	$—	$—	$21	$7,493
Collectively evaluated for impairment	19,961	6,579	11,965	1,260	3,880	—	11,279	510	55,434
Total ending ALLL balance	$24,575	$6,579	$11,965	$4,118	$3,880	$—	$11,279	$531	$62,927
Loans:
Individually evaluated for impairment	$22,042	$—	$—	$5,696	$2,519	$—	$20,641	$822	$51,720
Collectively evaluated for impairment	1,767,436	891,029	1,563,757	69,663	226,042	—	1,755,312	58,300	6,331,539
Total ending loan balances	$1,789,478	$891,029	$1,563,757	$75,359	$228,561	$—	$1,775,953	$59,122	$6,383,259

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and nine months ended September 30, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALLL:
Balance at June 30, 2018	$16,864	$5,732	$14,630	$1,840	$3,419	$—	$13,236	$957	$56,678
Charge-offs	(342)	—	—	—	—	—	(45)	(1)	(388)
Recoveries	61	—	—	8	—	3	—	10	82
Net (charge-offs) recoveries	(281)	—	—	8	—	3	(45)	9	(306)
Provision (reversal)	(40)	280	843	22	(172)	(3)	407	73	1,410
Balance at September 30, 2018	$16,543	$6,012	$15,473	$1,870	$3,247	$—	$13,598	$1,039	$57,782

Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(689)	—	(8)	(683)	—	—	(524)	(14,073)	(15,977)
Recoveries	158	—	—	240	—	12	436	18	864
Net (charge-offs) recoveries	(531)	—	(8)	(443)	—	12	(88)	(14,055)	(15,113)
Provision (reversal)	2,794	1,041	2,216	612	(71)	(12)	2,690	14,292	23,562
Balance at September 30, 2018	$16,543	$6,012	$15,473	$1,870	$3,247	$—	$13,598	$1,039	$57,782

Individually evaluated for impairment	$122	$—	$—	$133	$—	$—	$640	$7	$902
Collectively evaluated for impairment	16,421	6,012	15,473	1,737	3,247	—	12,958	1,032	56,880
Total ending ALLL balance	$16,543	$6,012	$15,473	$1,870	$3,247	$—	$13,598	$1,039	$57,782
Loans:
Individually evaluated for impairment	$5,614	$—	$—	$1,834	$—	$—	$22,364	$739	$30,551
Collectively evaluated for impairment	1,667,441	823,193	2,112,190	69,660	200,294	—	2,277,705	72,259	7,222,742
Total ending loan balances	$1,673,055	$823,193	$2,112,190	$71,494	$200,294	$—	$2,300,069	$72,998	$7,253,293

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs and any purchase premium or discount.

	September 30, 2019			December 31, 2018
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related ALLL recorded:
Commercial:
Commercial and industrial	$1,749	$1,738	$—	$5,491	$5,455	$—
Commercial real estate	—	—	—	—	—	—
SBA	1,387	1,321	—	1,668	1,588	—
Construction	2,519	2,519	—	—	—	—
Consumer:
Single family residential mortgage	20,544	20,641	—	12,115	12,161	—
Other consumer	821	801	—	469	469	—
With an ALLL recorded:
Commercial:
Commercial and industrial	20,310	20,304	4,614	—	—	—
SBA	4,572	4,375	2,858	823	788	562
Consumer:
Single family residential mortgage	—	—	—	5,993	6,032	161
Other consumer	21	21	21	468	452	106
Total	$51,923	$51,720	$7,493	$27,027	$26,945	$829
The following table presents information on impaired loans, disaggregated by class, for the periods indicated:

	Three Months Ended			Nine Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
September 30, 2019
Commercial:
Commercial and industrial	$22,619	$40	$32	$16,154	$295	$286
Commercial real estate	—	—	—	193	—	—
SBA	5,843	4	4	4,328	12	12
Construction	2,519	—	—	2,519	—	—
Consumer:
Single family residential mortgage	20,706	59	53	20,374	175	150
Other consumer	827	3	4	950	10	10
Total	$52,514	$106	$93	$44,518	$492	$458
September 30, 2018
Commercial:
Commercial and industrial	$5,423	$—	$—	$5,552	$4	$4
SBA	1,240	—	—	756	—	—
Consumer:
Single family residential mortgage	20,908	60	50	20,299	175	146
Other consumer	744	3	4	751	9	9
Total	$28,315	$63	$54	$27,358	$188	$159

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
September 30, 2019
NTM loans:
Single family residential mortgage	$9,821	$11,112	$827	$21,760	$629,407	$651,167
Other consumer	—	—	—	—	2,308	2,308
Total NTM loans	9,821	11,112	827	21,760	631,715	653,475
Traditional loans:
Commercial:
Commercial and industrial	776	2,890	1,577	5,243	1,784,235	1,789,478
Commercial real estate	—	—	—	—	891,029	891,029
Multifamily	—	—	—	—	1,563,757	1,563,757
SBA	377	230	1,762	2,369	72,990	75,359
Construction	—	—	2,519	2,519	226,042	228,561
Consumer:
Single family residential mortgage	11,999	1,370	10,318	23,687	1,101,099	1,124,786
Other consumer	547	—	217	764	56,050	56,814
Total traditional loans	13,699	4,490	16,393	34,582	5,695,202	5,729,784
Total	$23,520	$15,602	$17,220	$56,342	$6,326,917	$6,383,259
December 31, 2018
NTM loans:
Single family residential mortgage	$7,430	$617	$—	$8,047	$816,271	$824,318
Other consumer	—	—	—	—	2,413	2,413
Total NTM loans	7,430	617	—	8,047	818,684	826,731
Traditional loans:
Commercial:
Commercial and industrial	350	1,596	3,340	5,286	1,938,856	1,944,142
Commercial real estate	—	582	—	582	866,431	867,013
Multifamily	356	—	—	356	2,240,890	2,241,246
SBA	551	77	862	1,490	67,251	68,741
Construction	—	939	—	939	203,037	203,976
Consumer:
Single family residential mortgage	7,321	3,160	9,198	19,679	1,461,493	1,481,172
Other consumer	3,132	573	446	4,151	63,701	67,852
Total traditional loans	11,710	6,927	13,846	32,483	6,841,659	6,874,142
Total	$19,140	$7,544	$13,846	$40,530	$7,660,343	$7,700,873

Non-accrual Loans
The following table presents non-accrual loans as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Non-accrual loans
Commercial:
Commercial and industrial	$—	$20,762	$20,762	$—	$5,455	$5,455
Commercial real estate	—	—	—	—	—	—
SBA	—	5,773	5,773	—	2,574	2,574
Construction	—	2,519	2,519	—	—	—
Consumer:
Single family residential mortgage	1,110	14,477	15,587	—	12,929	12,929
Other consumer	—	528	528	—	627	627
Total non-accrual loans	$1,110	$44,059	$45,169	$—	$21,585	$21,585

At September 30, 2019 and December 31, 2018, zero and $470 thousand of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At September 30, 2019 and December 31, 2018, consumer mortgage loans of $10.6 million and $5.1 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
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
TDR loans consisted of the following as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$15,790	$15,790	$—	$2,276	$2,276
SBA	—	266	266	—	187	187
Consumer:
Single family residential mortgage	2,646	2,408	5,054	2,668	2,596	5,264
Other consumer	294	—	294	294	—	294
Total	$2,940	$18,464	$21,404	$2,962	$5,059	$8,021

The Company had commitments to lend to customers with outstanding loans that were classified as TDRs of $135 thousand and zero as of September 30, 2019 or December 31, 2018, respectively. Accruing TDRs were $6.8 million and non-accrual TDRs were $14.6 million at September 30, 2019 compared to accruing TDRs of $5.7 million and non-accrual TDRs of $2.3 million at December 31, 2018. The increase in TDRs during the three months ended September 30, 2019 was primarily due to one commercial and industrial relationship.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Nine Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2019
Commercial:
Commercial and industrial(1)	—	$—	$—	10	$17,339	$14,692
SBA	—	—	—	2	3,214	869
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Other consumer	—	$—	$—	—	$—	$—
Total	—	—	—	12	$20,553	$15,561
September 30, 2018
Commercial:
Commercial and industrial	—	$—	$—	2	$171	$163
Total	—	$—	$—	2	$171	$163

(1)	Post-modification outstanding recorded investment reflects a $2.3 million principal repayment by the borrower, which was a condition precedent to the modification.
The Company considers a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the nine months ended September 30, 2019 and 2018, there were no loans that were modified as TDRs during the past 12 months that had subsequent payment defaults during the periods.
The following table summarizes TDRs by modification type for the periods indicated:

Three Months Ended
Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
September 30, 2019
Total	—	$—	—	$—	—	$—

September 30, 2018
Total	—	$—	—	$—	—	$—

	Nine Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
September 30, 2019
Commercial:
Commercial and industrial	10	$14,692	—	$—	10	$14,692
SBA	2	$869	—	$—	2	$869
Total	12	$15,561	—	$—	12	$15,561

September 30, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	2	$163
Total	—	$—	2	$163	2	$163

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

The following table presents the risk categories for total loans as of the dates indicated:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
NTM loans:
Single family residential mortgage	$633,950	$5,173	$12,044	$—	$651,167
Other consumer	2,308	—	—	—	2,308
Total NTM loans	636,258	5,173	12,044	—	653,475
Traditional loans:
Commercial:
Commercial and industrial	1,673,655	77,431	38,392	—	1,789,478
Commercial real estate	887,232	2,520	1,277	—	891,029
Multifamily	1,551,231	8,428	4,098	—	1,563,757
SBA	63,543	3,120	7,894	802	75,359
Construction	219,056	6,986	2,519	—	228,561
Consumer:
Single family residential mortgage	1,100,990	4,291	18,988	517	1,124,786
Other consumer	55,947	317	550	—	56,814
Total traditional loans	5,551,654	103,093	73,718	1,319	5,729,784
Total	$6,187,912	$108,266	$85,762	$1,319	$6,383,259

December 31, 2018
NTM loans:
Single family residential mortgage	$811,056	$10,966	$2,296	$—	$824,318
Other consumer	2,413	—	—	—	2,413
Total NTM loans	813,469	10,966	2,296	—	826,731
Traditional loans:
Commercial:
Commercial and industrial	1,859,569	41,302	43,271	—	1,944,142
Commercial real estate	851,604	11,376	4,033	—	867,013
Multifamily	2,239,301	—	1,945	—	2,241,246
SBA	53,433	6,114	8,340	854	68,741
Construction	197,851	3,606	2,519	—	203,976
Consumer:
Single family residential mortgage	1,461,721	2,602	16,849	—	1,481,172
Other consumer	66,228	979	645	—	67,852
Total traditional loans	6,729,707	65,979	77,602	854	6,874,142
Total	$7,543,176	$76,945	$79,898	$854	$7,700,873

Purchases, Sales, and Transfers
From time to time, the Company purchases and sells loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value and any reductions in value on transfer are reflected as write-downs to allowance for loan losses. The Company had no purchases of loans, excluding loans held-for-sale, for the three and nine months ended September 30, 2019 and 2018. The following table presents loans transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
September 30, 2019
Commercial:
Commercial real estate	$—	$—	$—	$(573)
Multifamily	—	—	—	(752,087)
SBA	—	(559)	—	(559)
Consumer:
Single family residential mortgage	—	—	—	(374,679)
Total	$—	$(559)	$—	$(1,127,898)
September 30, 2018
Commercial:
Commercial and industrial	$—	$(1,133)	$—	$(1,133)
Multifamily	—	—	—	(71,449)
Consumer:
Single family residential mortgage	—	(18,886)	—	(154,899)
Other consumer	—	—	—	(4,362)
Total	$—	$(20,019)	$—	$(231,843)

Included in transfers to loans held for sale for the nine months ended September 30, 2019 is $573.9 million in multifamily loans from loans held-for-investment related to our completed Freddie Mac multifamily securitization which closed during the third quarter of 2019. The loans included in the securitization had a weighted average coupon of 3.79% and a weighted average term to initial reset of 3.5 years. The related mortgage servicing rights were also sold.

In connection with the securitization, during the second quarter of 2019, the Company entered into interest rate swap agreements with a combined notional value of $543.4 million to offset variability in the fair value of the related loans as a result of changes in market interest rates. During the three and nine months ended September 30, 2019, the Company recognized a gain of $603 thousand and loss of $9.0 million, respectively, related to these swap agreements. The $9.0 million loss on these interest rate swap agreements was due to a decline in interest rates since their execution and was offset by the $8.9 million gross gain realized on the loans sold into the securitization during the third quarter of 2019.

During the three and nine months ended September 30, 2019, the Company sold $144 thousand and $374.8 million, respectively, in single family residential loans, resulting in a (loss) gain of $(150) thousand and $1.6 million, respectively.

During the three and nine months ended September 30, 2019, the Company sold $573.5 million and $751.6 million, respectively, in multifamily residential loans, resulting in a gross gain of $8.9 million and $11.7 million, respectively.
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

The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2019	2019
Operating Lease Expense	$1,557	$5,053
Variable Lease Expense	89	267
Sublease Income	—	(250)
Total Lease Expense	$1,646	$5,070
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,673	$5,292
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$1,243	$5,332
ROU assets recognized upon adoption of new lease standard	$—	$23,332

Supplemental balance sheet information related to leases was as follows:

($ in thousands)	September 30, 2019
Operating Leases:
Operating lease right-of-use assets	$23,907
Operating lease liabilities	25,210

September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	6.74 years
Weighted-average discount rate:
Operating leases	2.90%

Maturities of lease liabilities at September 30, 2019 were as follows:

($ in thousands)	Operating Leases
Remainder of 2019	$1,697
2020	6,727
2021	4,965
2022	3,387
2023	2,578
2024	1,710
Thereafter	7,046
Total lease payments	28,110
Less: present value discount	(2,900)
Total Lease Liability	$25,210

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At September 30, 2019 and December 31, 2018, the Company had goodwill of $37.1 million. The Company evaluates goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test as of August 31, 2019 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of September 30, 2019, the weighted average remaining amortization period for core deposit intangibles was approximately 4.9 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2019
Core deposit intangibles	$30,904	$26,299	$4,605
December 31, 2018
Core deposit intangibles	$30,904	$24,558	$6,346

Aggregate amortization of intangible assets was $500 thousand and $693 thousand for the three months ended September 30, 2019 and 2018, respectively and $1.7 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. The following table presents estimated future amortization expenses as of September 30, 2019:

($ in thousands)	Remainder of 2019	2020	2021	2022	2023	2024 and After	Total
Estimated future amortization expense	$454	$1,518	$1,082	$799	$517	$235	$4,605

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents the Company's advances from the FHLB as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018
Fixed rate:
Outstanding balance	$980,000	$805,000
Interest rates ranging from	1.81%	1.61%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.51%	2.58%
Variable rate:
Outstanding balance	670,000	715,000
Weighted average interest rate	2.08%	2.56%

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2019 and December 31, 2018, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.13 billion and $4.05 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $44.6 million and $41.0 million at September 30, 2019 and December 31, 2018, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $874.6 million at September 30, 2019.
The Bank maintained a line of credit of $21.0 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $28.3 million, with no outstanding borrowings at September 30, 2019. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $185.0 million, with no outstanding borrowings at September 30, 2019.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at September 30, 2019 and December 31, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
On February 14, 2019, the Company entered into a new line of credit for $15.0 million, which bears interest at LIBOR plus 2.00% and has a maturity date of February 13, 2020. At September 30, 2019, total borrowings under the line of credit were $0.

NOTE 9 – LONG-TERM DEBT
The following table presents the Company's long-term debt as of the dates indicated:

	September 30, 2019		December 31, 2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,661)	$175,000	$(1,826)
Total	$175,000	$(1,661)	$175,000	$(1,826)

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
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the Supplemental Indenture and together with the Base Indenture, the Indenture). The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. The Company was in compliance with all covenants under the Indenture at September 30, 2019.
NOTE 10 – INCOME TAXES
For the three and nine months ended September 30, 2019 income tax (benefit) expense, on a consolidated operations basis, was $(5.6) million and $1.4 million, respectively, and the effective tax rate was 28.4% and 12.9%, respectively. For the three and nine months ended September 30, 2018 income tax expense (benefit), on a consolidated operations basis, was $3.6 million and $(102) thousand, respectively, and the effective tax rate was 24.3% and (0.3)%, respectively. During 2019, the Company had a reduction in the recognition of year-to-date tax credits from the investments in alternative energy partnerships of $412 thousand and $9.6 million for the three and nine months ended September 30, 2018, respectively, compared to $0.9 million and $2.6 million, respectively, of tax credits recognized for the three and nine months ended September 30, 2019, respectively. The Company uses the flow-through income statement method to account for the investment tax credits earned on the solar investments. Under this method, investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the reversal of its taxable temporary differences, the existence of its historical earnings, the amounts of future projected earnings as well as the tax expiration periods of its income tax credits. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $46.0 million and $49.4 million at September 30, 2019 and December 31, 2018, respectively. The overall decrease in net deferred tax assets was primarily due to increases of $2.0 million in deferred tax liabilities resulting from year-to-date temporary book-tax differences and an increase of $6.1 million in deferred tax liabilities from the decrease of unrealized loss on securities available-for-sale, as well as a $4.6 million reclass of tax credit to deferred tax assets.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $1.3 million and $1.2 million at September 30, 2019 and December 31, 2018, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of September 30, 2019, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $1.1 million. At September 30, 2019 and December 31, 2018, the Company had no accrued interest or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back derivative agreements, which generate fee income for the Company, are intended to offset each other. The Company retains the credit risk of the original loan. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer plus the fee. These swaps and caps are not designated as accounting hedges and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were immaterial.
For the three and nine months ended September 30, 2019, other income also includes a $603 thousand gain and $9.0 million loss on interest rate swaps related to the Freddie Mac multifamily securitization in which we sold the associated mortgage servicing rights. The $9.0 million unrealized loss on these interest rate swaps was due to a decline in interest rates since their execution and was offset by the $8.9 million gross gain realized on the loans sold into the securitization in the third quarter of 2019.
Interest Rate Swaps and Caps on Mortgage-backed Securities: During the third quarter, the Company partially hedged the fair value of the MBS portfolio using interest rate swaps. At the end of the quarter, the Company took advantage of the decline in long term interest rates and sold the majority of the MBS portfolio and unwound the majority of the interest rate swaps. The remaining balance of the MBS portfolio and the related interest rate swap is expected to be sold and unwound in the fourth quarter 2019. The unsold portion of the MBS portfolio has been deemed other–than–temporarily impaired and, along with the fair value adjustment on the swap, has been recorded as a loss in noninterest income with a net impact of $731 thousand and is included in the carrying value of MBS.
Foreign Exchange Contracts: The Company offers short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products the Company also enters into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow the Company to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. For the three and nine months ended September 30, 2019 and 2018, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were immaterial.

The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated.

	September 30, 2019		December 31, 2018
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps and caps on loans	$101,253	$4,773	$103,812	$1,534
Foreign exchange contracts	494	36	—	—
Total	$101,747	$4,809	$103,812	$1,534
Derivative liabilities:
Interest rate swaps and caps on loans	$101,253	$5,198	$103,812	1,600
Interest rate swaps on mortgage-backed securities	14,469	325	—	—
Foreign exchange contracts	494	30	—	—
Total	$116,216	$5,553	$103,812	$1,600

(1)
The fair value of interest rate swaps and cap on loans are included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets. The fair value of interest rate swaps on mortgage-backed securities are include in the carrying value of mortgage-backed securities in the accompanying consolidated balance sheets.

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
NOTE 12 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018 (the Effective Date), the Company's stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (2018 Omnibus Plan). As of the Effective Date, the Company discontinued granting awards under the Company’s 2013 Omnibus Incentive Plan (2013 Omnibus Plan) or any prior equity incentive plans and future stock-based compensation awards to its directors and employees will be made pursuant to the 2018 Omnibus Plan. The 2018 Omnibus Plan provides that the maximum number of shares that will be available for awards is 4,417,882, which represents the number of shares that were available for new awards under the 2013 Omnibus Plan immediately prior to the Effective Date. As of September 30, 2019, 3,623,697 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Stock options	$3	$32	$(13)	$145
Restricted stock awards and units	1,491	1,366	3,857	5,128
Total share-based compensation expense	$1,494	$1,398	$3,844	$5,273
Related tax benefits	$439	$410	$1,130	$1,546

The following table presents unrecognized stock-based compensation expense as of September 30, 2019:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$9	0.8 years
Restricted stock awards and restricted stock units	11,399	2.3 years
Total	$11,408	2.3 years

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
The following table represents stock option activity for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	135,521	$13.65	5.1 years
Exercised	(73,000)	$13.47	5.6 years
Forfeited	—	$—	0.0 years
Outstanding at end of period	62,521	$13.85	4.6 years	$18
Exercisable at end of period	59,149	$13.86	4.5 years	$17

The following table represents stock option activity for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	186,973	$13.54	5.8 years
Exercised	(74,836)	$13.41	5.2 years
Forfeited	(49,616)	$13.34	6.1 years
Outstanding at end of period	62,521	$13.85	4.6 years	$18
Exercisable at end of period	59,149	$13.86	4.5 years	$17

The following table sets forth information regarding unvested stock options for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	7,848	$13.35	63,848	$13.30
Vested	(4,476)	$13.05	(16,476)	$13.22
Forfeited	—	$—	(44,000)	$13.29
Outstanding at end of period	3,372	$13.75	3,372	$13.75

Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to the Company’s profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of the Company's Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,106,854	$15.93	833,601	$19.02
Granted (1)	49,191	$14.84	772,589	$14.36
Vested (2)	(25,522)	$15.11	(240,779)	$18.54
Forfeited (3)	(63,512)	$16.62	(298,400)	$18.64
Outstanding at end of period	1,067,011	$15.86	1,067,011	$15.86

(1)	There were 23,540 and 174,935 performance-based shares/units included in shares granted for the three and nine months ended September 30, 2019, respectively.

(2)	There were 0 and 37,572 performance-based shares/units included in vested shares for the three and nine months ended September 30, 2019, respectively.

(3)	The number of forfeited shares includes aggregate performance-based shares/units of 28,617 and 171,150 for the three and nine months ended September 30, 2019, respectively.
Stock Appreciation Rights
On August 21, 2012, the Company granted to the then-acting chief executive officer, Steven A. Sugarman, a ten-year stock appreciation right (SAR).
The following table represents SARs activity and the weighted average exercise price per share as of and for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	3.2 years	$3,691
Outstanding at end of period	1,559,012	$11.60	2.9 years	$3,956
Exercisable at end of period	1,559,012	$11.60	2.9 years	$3,956

The following table represents SARs activity and the weighted average exercise price per share as of and for the nine months ended September 30, 2019:

	Nine Months Ended September 30,
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	3.6 years	$2,662
Outstanding at end of period	1,559,012	$11.60	2.9 years	$3,956
Exercisable at end of period	1,559,012	$11.60	2.9 years	$3,956

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

	September 30, 2019			December 31, 2018
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	96,629	$96,629	$93,162	115,000	$115,000	$110,873
Series E 7.00% non-cumulative perpetual	100,477	100,477	96,663	125,000	125,000	120,255
Total	197,106	$197,106	$189,825	240,000	$240,000	$231,128

On September 17, 2018, the Company completed the redemption of all 40,250 outstanding shares of the Company's 8.00 percent Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), which resulted in the simultaneous redemption of all 1,610,000 of the outstanding related depositary shares (Series C Depository Shares), each representing a 1/40th interest in a share of Series C Preferred Stock, at a redemption price of the liquidation amount of $1,000 per share of Series C Preferred Stock (equivalent to $25 per Series C Depository Share). The redemption price represented an aggregate amount of $40.3 million and did not accrue interest from and following the regularly scheduled dividend payment date of September 15, 2018. Deferred stock issuance costs of $2.3 million originally recorded as a reduction to preferred stock upon issuance of the Series C Preferred Stock were reclassified to retained earnings and resulted in a non-cash reduction to net income allocated to common stockholders.
On August 23, 2019, the Company completed a tender offer for depositary shares (Series D Depositary Shares), each representing a 1/40th interest in a share of Series D Preferred Stock, liquidation amount of $1,000 per share of Series D Preferred Stock, resulting in the repurchase of 734,823 outstanding Series D Depository Shares and the related retirement of 18,371 outstanding shares of Series D Preferred Stock. The repurchase price aggregated to $19.4 million. The $1.7 million difference between the consideration paid and the carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in a non-cash reduction to net income allocated to common stockholders.
On August 23, 2019, the Company completed a tender offer for depositary shares (Series E Depositary Shares), each representing a 1/40th interest in a share of Series E Preferred Stock, liquidation amount of $1,000 per share of Series E Preferred Stock, resulting in the repurchase of 980,928 outstanding Series E Depository Shares and the related retirement of 24,523 outstanding shares of Series E Preferred Stock. The repurchase price aggregated $26.6 million. The $3.4 million difference between the consideration paid and the carrying value of the Series E Preferred Stock was reclassified to retained earnings and resulted in a non-cash reduction to net income allocated to common stockholders.

Change in Accumulated Other Comprehensive (Loss) Income
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of tax effect as a component of stockholders' equity. Reclassifications from AOCI are recorded on the Consolidated Statements of

Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$(12,668)	$(19,370)	$(24,117)	$5,227
Unrealized gain (loss) arising during the period	(1,408)	(3,633)	15,014	(34,111)
Impairment loss on investment securities	731	—	731	—
Reclassification adjustment from other comprehensive income	5,063	(13)	4,855	(5,532)
Tax effect of current period changes	(1,289)	1,069	(6,054)	11,973
Total changes, net of taxes	3,097	(2,577)	14,546	(27,670)
Reclassification of stranded tax effects to retained earnings	—	—	—	496
Balance at end of period	$(9,571)	$(21,947)	$(9,571)	$(21,947)

NOTE 14 – VARIABLE INTEREST ENTITIES
The Company holds ownership interests in alternative energy partnerships and qualified affordable housing partnerships and has a variable interest in a multifamily securitization trust. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of variable interests.
Unconsolidated VIEs
Multifamily Securitization
During the third quarter of 2019, the Company transferred $573.5 million of multifamily loans, through a two-step process, to a third-party depositor which placed the multifamily loans into a third-party trust (a VIE) that issued structured pass-through certificates to investors. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860. The Company determined that it is not the primary beneficiary of this VIE as it does not have the power to direct the activities that will have the most significant economic impact on the entity. Our continuing involvement in this securitization is limited to customary obligations associated with the securitization of loans, including the obligation to cure, repurchase or substitute loans in the event of a material breach in representations. Additionally, the Company has the obligation to guarantee credit losses up to 12 percent of the aggregate unpaid principal balances at cut-off date of the securitization. This obligation is supported by a $68.8 million letter of credit between the Freddie Mac and the FHLB.
The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned Company’s obligation to guarantee credit losses up to 12 percent. The Company believes that the loss exposure on its multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At September 30, 2019, the Company has recognized a $4.4 million repurchase liability related to this VIE.
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
During the three and nine months ended September 30, 2019, the Company funded zero and $235 thousand for its alternative energy partnerships and did not receive any return of capital from its alternative energy partnerships. During the three months ended September 30, 2018, the Company received a return of capital of zero and funded zero, respectively, from and into these partnerships. During the nine months ended September 30, 2018, the Company received a return of capital of $1.0 million and funded zero, respectively, from and into these partnerships.
During the three months ended September 30, 2019 and 2018, the Company recognized a (gain) loss on investment of $(0.9) million and $2.5 million, respectively, through its HLBV application. During the nine months ended September 30, 2019 and 2018, the Company recognized a loss on investment of $0.7 million and $4.3 million, respectively, through its HLBV application. As a result, the balance of these investments was $27.0 million and $41.8 million at September 30, 2019 and 2018, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $862 thousand and $412 thousand for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $9.6 million during the nine months ended September 30, 2019 and 2018, respectively, as well as income tax benefits (expense) relating to the recognition of its loss (gain) through its HLBV application during these periods.
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018
Cash	$3,871	$3,012
Equipment, net of depreciation	250,892	259,464
Other assets	5,728	4,470
Total unconsolidated assets	$260,491	$266,946
Total unconsolidated liabilities	$6,692	$6,269
Maximum loss exposure	$30,835	$28,988

The maximum loss exposure that would be absorbed by the Company in the event that all of the assets in alternative energy partnerships are deemed worthless is $30.8 million, which is the Company's recorded investment amount and remaining unfunded commitment at September 30, 2019.
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
At September 30, 2019 and December 31, 2018, the Company had a total investment in qualified affordable housing projects of $37.3 million and $20.0 million, respectively. During the three and nine months ended September 30, 2019, the Company funded $8.3 million and $8.8 million, respectively, and recognized proportional amortization expense of $1.5 million and $2.7 million, respectively. The Company has funded $26.5 million of its $49.3 million aggregated funding commitments and had an unfunded commitment of $22.7 million at September 30, 2019. During the three and nine months ended September 30, 2018, the Company funded $384 thousand and $2.0 million, respectively, into qualified affordable housing projects and recognized proportional amortization expense of $498 thousand and $1.5 million, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $724 thousand and $470 thousand, respectively, during the three months ended September 30, 2019 and 2018 and $1.8 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the maximum loss exposure that would be absorbed by the Company in the event that all of the assets in this investment are deemed worthless is $37.3 million and $20.0 million, respectively, which is the Company's recorded investment amount. The recorded investment amount is included in Other Assets in the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax Expense (Benefit) in the Consolidated Statements of Operations.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company's Statements of Financial Condition.
NOTE 15 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
($ in thousands except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
(Loss) income from continuing operations	$(13,999)	$(133)	$(14,132)	$9,398	$89	$9,487
Less: (loss) income allocated to participating securities	—	—	—	—	—	—
Less: participating securities dividends	(93)	(1)	(94)	(386)	(4)	(390)
Less: preferred stock dividends	(3,371)	(32)	(3,403)	(11,906)	(113)	(12,019)
Less: preferred stock redemption	(5,045)	(48)	(5,093)	(5,045)	(48)	(5,093)
Net loss allocated to common stockholders	$(22,508)	$(214)	$(22,722)	$(7,939)	$(76)	$(8,015)
Weighted average common shares outstanding	50,404,906	477,321	50,882,227	50,327,108	477,321	50,804,429
Dilutive effects of restricted shares/units	—	—	—	—	—	—
Dilutive effects of stock options	—	—	—	—	—	—
Average shares and dilutive common shares	50,404,906	477,321	50,882,227	50,327,108	477,321	50,804,429

Basic loss per common share	$(0.45)	$(0.45)	$(0.45)	$(0.16)	$(0.16)	$(0.16)
Diluted loss per common share	$(0.45)	$(0.45)	$(0.45)	$(0.16)	$(0.16)	$(0.16)

For the three and nine months ended September 30, 2019, there were 1,062,826 and 967,376, respectively, of restricted shares/units and 60,956 and 127,212, respectively, of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
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

For the three and nine months ended September 30, 2018, there were 17,495 and 279,249, respectively, of stock units that were not considered in computing diluted earnings per common share, because they were anti-dilutive. There were no stock options that were anti-dilutive during the three and nine months ended September 30, 2018.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	September 30, 2019		December 31, 2018
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$60	$185,869	$2,167	$288,770
Unused lines of credit	828	1,069,930	1,514	1,119,158
Letters of credit	894	8,075	1,266	8,561

(1)	Included no commitments to extend credit related to discontinued operations at December 31, 2018.
Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. During the three months ended September 30, 2019 and 2018, advertising and promotion expense related to the LAFC commitment was

$1.7 million. During the nine months ended September 30, 2019 and 2018, advertising and promotion expense related to the LAFC commitment was $5.0 million. As of September 30, 2019, the Bank has paid $19.4 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $7.7 million as of September 30, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
At September 30, 2019, the Company had unfunded commitments of $22.7 million, $7.6 million, and $501 thousand for affordable housing fund investments, Small Business Investment Company (SBIC) investments, and other investments, respectively.
NOTE 17 – REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Noninterest income
In scope of Topic 606
Deposit service fees	$599	$783	$1,841	$2,269
Debit card fees	138	127	429	529
Investment commissions	146	380	685	1,322
Other	93	51	309	206
Noninterest income (in-scope of Topic 606)	976	1,341	3,264	4,326
Noninterest income (out-of-scope of Topic 606)	2,205	3,483	3,922	17,141
Total noninterest income	$3,181	$4,824	$7,186	$21,467

The Company does not typically enter into long-term revenue contracts with customers. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances. As of September 30, 2019, the Company did not capitalize any contract acquisition costs.
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
Indemnification costs were paid on behalf of certain executive officers and directors in amounts less than $120 thousand for the three and nine months ended September 30, 2019.
During the three and nine months ended September 30, 2018, indemnification costs paid by the Company included $290 thousand and $562 thousand, respectively, incurred by director Halle J. Benett; $290 thousand and $562 thousand, respectively, incurred by director Jonah F. Schnel; and $290 thousand and $562 thousand, respectively, incurred by director Robert Sznewajs. Indemnification costs were paid on behalf of other executive officers and directors in lesser amounts for the three and nine months ended September 30, 2018.
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
Indemnification for Costs of Counsel for Former Executive Officers and Former Directors in Connection with the Indemnity Matters.
During the three and nine months ended September 30, 2019, indemnification costs paid by the Company in connection with the Indemnity Matters included $3.5 million and $10.5 million, respectively, incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $28 thousand and $769 thousand, respectively, incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner; $497 thousand and $646 thousand, respectively, incurred by the Company's former General Counsel Emeritus John Grosvenor, who retired from that position effective April 15, 2019; and $38 thousand and $180 thousand, incurred by the Bank’s former director Cynthia Abercrombie. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the three and nine months ended September 30, 2019.
During the three and nine months ended September 30, 2018, indemnification costs paid by the Company included $1.1 million and $3.1 million, respectively, incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $251 thousand and $387 thousand, respectively, incurred by the Bank’s former Management Vice Chair Jeffrey T. Seabold; $197 thousand and $244 thousand, respectively, jointly incurred by the Company's former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; $3 thousand and $289 thousand, respectively, incurred by the Bank’s former director Cynthia Abercrombie; and $290 thousand and $562 thousand, respectively, incurred by the Company’s former director Jeffrey Karish. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the three and nine months ended September 30, 2018.
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
NOTE 19 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. As of September 30, 2019, the Company accrued $20.3 million for various litigation filed against the Company and the Bank, including an accrual for $19.75 million related to the settlement of the securities litigation previously announced by the Company and described below. There is no expected impact to earnings as a result of the settlement, as the settlement payments will be paid directly by the Company's insurance carriers and the Company has recorded an insurance receivable for $19.75 million related to this matter.
On September 16, 2019, the Company entered into a Memorandum of Understanding (“MOU”) with the lead plaintiff to settle class action lawsuits that were previously consolidated in the United District Court for the Central District of California (the “Court”) under the caption In re Banc of California Securities Litigation, Case No. SACV 17-00118 AG, consolidated with SACV 17-00138 AG. Under the terms of the MOU, the Company’s insurance carriers would pay $19.75 million, which would be distributed to shareholders who purchased Company stock between April 15, 2016 and January 20, 2017, after payment of attorney’s fees and costs, to be determined by the Court. The Company would not be required to contribute any cash to the settlement payments. Pursuant to the settlement, the action against the Company would be dismissed with prejudice. Plaintiff would also dismiss its claims against the Company’s former Chief Executive Officer and Chairman Steven Sugarman. While the Company does not believe the plaintiff’s claims are meritorious, the Company believes that ending the costs and distraction of the litigation is in the best interests of the Company and its shareholders. The settlement and the dismissals are subject to approval by the Court and meeting certain conditions, and there are no assurances that Court approval will be obtained or that those conditions will be satisfied. If the Court preliminarily approves the settlement, members of the class will be provided notice and an opportunity to object or opt out. Following the notice and opportunity for objections and opt outs, the Court will schedule a fairness hearing at which the Court will determine whether the settlement shall be finally approved. The foregoing description of the settlement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the complete text of the settlement stipulation that will be filed with the Court.

NOTE 20 – SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on September 30, 2019 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent to September 30, 2019, the Company terminated its $15 million line of credit entered into on February 14, 2019.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2019. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.
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

Significant progress has been made in the implementation efforts, which include model development, documentation, and validation; identification of data sources; processes and internal controls; and establishment of formal governing policies and standards. Currently, the Company is conducting parallel runs as well as continuing to review and refine its models and methodologies. Based on current expectations of future economic conditions, the Company expects, upon adoption on January 1, 2020, its allowance for credit losses may increase up to approximately 25 percent from its allowance for credit losses as of September 30, 2019, as disclosed herein, with a large portion of that increase driven by the Company's C&I and CRE portfolios. The actual impact upon adoption will depend on the characteristics of the Company's portfolios which may be affected by events that may occur until that time; macroeconomic conditions and forecasts; and finalized models, methodologies, and other management judgments.
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

Financial Highlights
For the three months ended September 30, 2019 and 2018, net (loss) income from continuing operations was $(14.1) million and $10.4 million, respectively. Diluted (loss) earnings from continuing operations per common share were $(0.45) and $0.06, respectively, for the three months ended September 30, 2019 and 2018. The decrease in net income from continuing operations for the three months ended September 30, 2019 compared to same period last year is largely the result of a $37.1 million increase in our loan loss provision, primarily attributable to a $35.1 million charge-off and its related impacts, or $0.60 per diluted common share, related to a loan originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme.
Total assets were $8.63 billion at September 30, 2019, a decrease of $2.00 billion from $10.63 billion at December 31, 2018. The decrease was mainly due to the Company’s continued progress towards transitioning to a core commercial banking platform. As part of this transition, the Company is de-emphasizing the production of lower margin loan products and is opportunistically reducing its holdings of certain investment securities.
Significant financial highlights during the three months ended September 30, 2019 included:

•	Noninterest-bearing deposits increased $114 million

•	Cost of deposits decreased by 14 basis points to 1.48%

•	Noninterest expense was $43.3 million

•	Executed on the sale of $371 million of low-yielding and long duration mortgage-backed securities, furthering the ability to remix the investment portfolio

•	Completed tender offer for $46.0 million of preferred stock, inclusive of premium and accrued dividends

•	The total risk-based capital ratio was 14.31% and the tier 1 leverage ratio was 9.84% at the end of the quarter

RESULTS OF OPERATIONS
Condensed Statements of Continuing Operations, Discontinued Operations and Consolidated Operations
The following table presents condensed statements of continuing operations, discontinued operations and consolidated operations for the three and nine months ended September 30, 2018. Operating income for discontinued operations in 2019 was immaterial.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in thousands)	Continuing Operations	Discontinued Operations	Consolidated Operations	Continuing Operations	Discontinued Operations	Consolidated Operations
Interest and dividend income	$107,774	$130	$107,904	$311,666	$505	$312,171
Interest expense	36,582	—	36,582	96,272	—	96,272
Net interest income	71,192	130	71,322	215,394	505	215,899
Provision for loan losses	1,410	—	1,410	23,562	—	23,562
Noninterest income	4,824	894	5,718	21,467	3,871	25,338
Noninterest expense	60,877	100	60,977	183,216	127	183,343
Income from continuing operations before income taxes	13,729	924	14,653	30,083	4,249	34,332
Income tax (benefit) expense	3,301	256	3,557	(1,273)	1,171	(102)
Net income	$10,428	$668	$11,096	$31,356	$3,078	$34,434

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018:

	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$6,699,312	$80,287	4.75%	$7,445,704	$89,159	4.80%	$7,166,373	$84,925	4.70%
Securities	1,105,499	10,024	3.60%	1,304,876	12,457	3.83%	2,163,037	20,599	3.78%
Other interest-earning assets (2)	362,613	2,346	2.57%	342,908	2,424	2.84%	335,160	2,380	2.82%
Total interest-earning assets	8,167,424	92,657	4.50%	9,093,488	104,040	4.59%	9,664,570	107,904	4.43%
ALLL	(55,976)			(63,046)			(56,730)
BOLI and non-interest earning assets (3)	584,190			580,133			554,636
Total assets	$8,695,638			$9,610,575			$10,162,476
Interest-bearing liabilities:
Savings	$1,055,086	4,722	1.78%	$1,083,571	4,950	1.83%	$1,231,696	5,122	1.65%
Interest-bearing checking	1,511,432	4,483	1.18%	1,580,165	4,554	1.16%	1,789,679	5,054	1.12%
Money market	755,114	3,093	1.63%	853,007	3,902	1.83%	966,165	3,455	1.42%
Certificates of deposit	1,750,970	10,513	2.38%	2,537,060	15,192	2.40%	2,332,181	11,523	1.96%
Total interest-bearing deposits	5,072,602	22,811	1.78%	6,053,803	28,598	1.89%	6,319,721	25,154	1.58%
FHLB advances	1,333,739	8,519	2.53%	1,287,121	8,289	2.58%	1,528,674	8,996	2.33%
Securities sold under repurchase agreements	1,922	13	2.68%	2,173	16	2.95%	6,418	47	2.91%
Long term debt and other interest-bearing liabilities	174,111	2,399	5.47%	174,161	2,357	5.43%	174,361	2,385	5.43%
Total interest-bearing liabilities	6,582,374	33,742	2.03%	7,517,258	39,260	2.09%	8,029,174	36,582	1.81%
Noninterest-bearing deposits	1,047,858			1,034,205			1,023,890
Non-interest-bearing liabilities	103,667			96,179			108,593
Total liabilities	7,733,899			8,647,642			9,161,657
Total stockholders’ equity	961,739			962,933			1,000,819
Total liabilities and stockholders’ equity	$8,695,638			$9,610,575			$10,162,476
Net interest income/spread		$58,915	2.47%		$64,780	2.50%		$71,322	2.62%
Net interest margin (4)			2.86%			2.86%			2.93%

(1)
For the three months ended September 30, 2018, total loans includes average loans and related interest income from discontinued operations. Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan losses. Non-accrual loans are included in the average balance. Net accretion of deferred loan fees and costs of $323 thousand, $106 thousand and $323 thousand and accretion of discount on purchased loans of $186 thousand, $28 thousand and $20 thousand for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)
Includes average balance of bank-owned life insurance of $108.3 million, $107.8 million and $106.1 million for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)	$7,282,869	$260,004	4.77%	$7,010,232	$241,519	4.61%
Securities	1,384,928	40,322	3.89%	2,321,231	63,685	3.67%
Other interest-earning assets (2)	342,597	7,083	2.76%	377,925	6,967	2.46%
Total interest-earning assets	9,010,394	307,409	4.56%	9,709,388	312,171	4.30%
ALLL	(60,294)			(53,657)
BOLI and non-interest earning assets (3)	579,992			564,856
Total assets	$9,530,092			$10,220,587
Interest-bearing liabilities:
Savings	$1,112,949	15,152	1.82%	$1,114,888	12,308	1.48%
Interest-bearing checking	1,548,655	13,562	1.17%	1,862,215	13,345	0.96%
Money market	831,401	11,124	1.79%	1,058,451	9,978	1.26%
Certificates of deposit	2,419,158	43,014	2.38%	2,107,782	26,633	1.69%
Total interest-bearing deposits	5,912,163	82,852	1.87%	6,143,336	62,264	1.36%
FHLB advances	1,347,330	25,889	2.57%	1,688,355	25,927	2.05%
Securities sold under repurchase agreements	2,146	47	2.93%	51,542	1,008	2.61%
Long term debt and other interest-bearing liabilities	174,167	7,118	5.46%	174,360	7,073	5.42%
Total interest-bearing liabilities	7,435,806	115,906	2.08%	8,057,593	96,272	1.60%
Noninterest-bearing deposits	1,034,697			1,028,245
Non-interest-bearing liabilities	99,113			127,607
Total liabilities	8,569,616			9,213,445
Total stockholders’ equity	960,476			1,007,142
Total liabilities and stockholders’ equity	$9,530,092			$10,220,587
Net interest income/spread		$191,503	2.48%		$215,899	2.70%
Net interest margin (4)			2.84%			2.97%

(1)
For the nine months ended September 30, 2018, total loans includes average loans and related interest income from discontinued operations. Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan losses. Non-accrual loans are included in the average balance. Net (amortization) accretion of deferred loan fees and costs of $(479) thousand and $551 thousand and accretion of discount on purchased loans of $311 thousand and $583 thousand for the nine months ended September 30, 2019 and 2018, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $107.8 million and $105.6 million for the nine months ended September 30, 2019 and 2018, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans (1)	$(5,540)	$902	$(4,638)	$9,768	$8,717	$18,485
Securities	(9,637)	(938)	(10,575)	(26,991)	3,628	(23,363)
Other interest-earning assets	185	(219)	(34)	(686)	802	116
Total interest and dividend income	$(14,992)	$(255)	$(15,247)	$(17,909)	$13,147	$(4,762)
Interest expense:
Savings	$(780)	$380	$(400)	$(21)	$2,865	$2,844
Interest-bearing checking	(827)	256	(571)	(2,450)	2,667	217
Money market	(825)	463	(362)	(2,447)	3,593	1,146
Certificates of deposit	(3,197)	2,187	(1,010)	4,352	12,029	16,381
FHLB advances	(1,186)	709	(477)	(5,839)	5,801	(38)
Securities sold under repurchase agreements	(28)	(6)	(34)	(1,070)	109	(961)
Long term debt and other interest-bearing liabilities	(4)	18	14	(8)	53	45
Total interest expense	(6,847)	4,007	(2,840)	(7,483)	27,117	19,634
Net interest income	$(8,145)	$(4,262)	$(12,407)	$(10,426)	$(13,970)	$(24,396)

(1)	For the three and nine months ended September 30, 2018, total loans includes interest income from discontinued operations.

Three Months Ended September 30, 2019 Compared to Three Months Ended June 30, 2019
Net interest income was $58.9 million for the three months ended September 30, 2019, a decrease of $5.9 million, or 9.1 percent, from $64.8 million for the three months ended June 30, 2019. The decrease in net interest income from the prior period was largely due to an overall decrease in average interest earning assets, partially offset by a decrease in average cost of interest-bearing liabilities.
Interest income on total loans was $80.3 million for the three months ended September 30, 2019, a decrease of $8.9 million, or 10.0 percent, from $89.2 million for the three months ended June 30, 2019. The decrease in interest income on loans was primarily due to a $746.4 million decrease in the average balance of total loans and a 5 basis points (bps) decrease in average yield. The decrease in average balance was due mainly to the sale of $573.5 million in multifamily residential loans coupled with loan payments partially offset by loan originations. The decrease in average yield was primarily attributable to variable rate loans repricing in a declining rate environment and lower average balance of higher yielding commercial and industrial loans, partially offset by the settlement of the Freddie Mac multifamily securitization which consisted of lower yielding loans.
Interest income on securities was $10.0 million for the three months ended September 30, 2019, a decrease of $2.4 million, or 19.5 percent, from $12.5 million for the three months ended June 30, 2019. The decrease in interest income on securities was due to a $199.4 million decrease in average balance and a 23 bps decrease in average yield. The decrease in average yield is primarily as a result of the quarterly interest rate resets on our collateralized loan obligations (“CLO”) and the sales of CLOs that occurred during the second quarter of 2019. We sold a significant amount of CLOs during the second quarter, with the full impact of the second quarter sales reflected in the third quarter.
Dividends and interest income on other interest-earning assets was $2.3 million for the three months ended September 30, 2019, a decrease of $78 thousand, or 3.2 percent, from $2.4 million for the three months ended June 30, 2019. The decrease in dividends and interest income on other interest-earning assets was due to a $19.7 million increase in average balance, partially offset by a 27 bps decrease in average yield. The decrease in average yield was mainly due to lower interest rates on deposits with financial institutions. The increase in average balance was mainly due to increases in interest-bearing deposits in financial institutions as a result of sales of investment securities and loans.
Interest expense on interest-bearing deposits was $22.8 million for the three months ended September 30, 2019, a decrease of $5.8 million, or 20.2 percent, from $28.6 million for the three months ended June 30, 2019. The decrease in interest expense on interest-bearing deposits was due to a 11 bps decrease in average cost, coupled with a $981.2 million decrease in average balance. The decrease in our average balance and cost of deposits from the prior quarter primarily resulted from the continued execution of our deposit strategy to focus on relationship-based clients and de-emphasize high-rate transactional customers and brokered certificates of deposit.
Interest expense on FHLB advances was $8.5 million for the three months ended September 30, 2019, an increase of $230 thousand, or 2.8 percent, from $8.3 million for the three months ended June 30, 2019. The increase was due mainly to a $46.6 million increase in average balance for the quarter ended September 30, 2019, offset by a 5 bps decrease in average cost. The decrease in average cost was mainly due to a reduction in average overnight borrowing rates during the quarter ended September 30, 2019. The increase in average balance was mainly due to an increase in use of overnight borrowings.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended September 30, 2019, an increase of $42 thousand, or 1.8 percent, from $2.4 million for the three months ended June 30, 2019. The average balance and average cost remained relatively flat during the three months ended September 30, 2019 as compared to the previous quarter.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net interest income was $58.9 million for the three months ended September 30, 2019, a decrease of $12.4 million, or 17.4 percent, from $71.3 million for the three months ended September 30, 2018. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities outpacing the increase in average yield on interest-earning assets, coupled by a decrease in interest earning assets.
Interest income on total loans was $80.3 million for the three months ended September 30, 2019, a decrease of $4.6 million, or 5.5 percent, from $84.9 million for the three months ended September 30, 2018. The decrease in interest income on loans was primarily due to a $467.1 million decrease in the average balance of total loans offset by a

5 basis points (bps) increase in average yield. The decrease in average balance was due mainly to the aforementioned sale of multifamily residential loans, partially offset by loan originations. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates increasing due to a higher interest rate environment between periods.
Interest income on securities was $10.0 million for the three months ended September 30, 2019, a decrease of $10.6 million, or 51.3 percent, from $20.6 million for the three months ended September 30, 2018. The decrease in interest income on securities was due to a $1.06 billion decrease in average balance, coupled with an 18 bps decrease in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities, corporate debt securities, collateralized loan obligations and commercial mortgage-backed securities between periods to navigate a volatile rate environment during 2018 and remix of our earning assets from investment securities to higher yielding loans. The decrease in average yield was due to quarterly interest rate resets on our CLOs and the sales of CLOs that occurred during 2019.
Dividends and interest income on other interest-earning assets was $2.3 million for the three months ended September 30, 2019, remaining consistent with the prior period amount. Between periods, there was a 25 bps decrease in average yield, offset by a $27.5 million increase in average balance. The decrease in average yield was mainly due to lower interest rates on deposits with financial institutions. The increase in average balance was mainly due to increases in interest-bearing deposits in financial institutions as a result of sales of investment securities and loans.
Interest expense on interest-bearing deposits was $22.8 million for the three months ended September 30, 2019, a decrease of $2.3 million, or 9.3 percent, from $25.2 million for the three months ended September 30, 2018. The decrease in interest expense on interest-bearing deposits was due to a $1.25 billion decrease in average balance, partially offset by a 20 bps increase in average cost. The increase in average cost was mainly due to a higher interest rate environment between periods. The decrease in average balance primarily related to the use of proceeds from the sale of loans and investments to redeem higher cost brokered certificates of deposits in 2019, coupled with the shift in our deposit strategy to focus on relationship-based customers and de-emphasize high-rate transactional customers.
Interest expense on FHLB advances was $8.5 million for the three months ended September 30, 2019, a decrease of $477 thousand, or 5.3 percent, from $9.0 million for the three months ended September 30, 2018. The decrease was due mainly to a $194.9 million decrease in average balance for the quarter ended September 30, 2019, partially offset by a 20 bps increase in average cost. The increase in average cost was mainly due to a higher interest rate environment between periods. The decrease in average balance was mainly due to reduced term advances, primarily three- to ten-year duration, based on available cash resulting from the Company's sales and calls of investment securities and loans during 2019.
Interest expense on long term debt and other interest-bearing liabilities was $2.4 million for the three months ended September 30, 2019, an increase of $14 thousand from $2.4 million for the three months ended September 30, 2018. The average balance and average cost remained relatively flat during the three months ended September 30, 2019 as compared to the same period last year.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net interest income was $191.5 million for the nine months ended September 30, 2019, a decrease of $24.4 million, or 11.3 percent, from $215.9 million for the nine months ended September 30, 2018. The decrease in net interest income from the prior period was largely due to higher average cost of interest-bearing liabilities outpacing the increase in average yield on interest-earning assets, coupled with an decrease in interest earning assets.
Interest income on total loans was $260.0 million for the nine months ended September 30, 2019, an increase of $18.5 million, or 7.7 percent, from $241.5 million for the nine months ended September 30, 2018. The increase in interest income on loans was primarily due to a $272.6 million increase in the average balance of total loans and a 16 bps increase in average yield. The increase in average balance was due mainly to increased loan originations, partially offset by loan sales and principal paydowns and payoffs. The increase in average yield was mainly due to higher interest rates on new loans and loans with variable interest rates increasing due to a rising interest rate environment through the first half of 2019.
Interest income on securities was $40.3 million for the nine months ended September 30, 2019, a decrease of $23.4 million, or 36.7 percent, from $63.7 million for the nine months ended September 30, 2018. The decrease in interest income on securities was due to a $936.3 million decrease in average balance, partially offset by a 22 bps increase in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities, corporate debt securities, collateralized loan obligations and commercial mortgage-backed securities between periods to navigate a volatile rate environment during 2018 and remix of our earning assets from investment securities to higher yielding loans. The increase in average yield was due to higher interest rates on purchased investment securities and investment securities with variable interest rates increasing due to a rising interest rate environment between periods.
Dividends and interest income on other interest-earning assets was $7.1 million for the nine months ended September 30, 2019, an increase of $116 thousand, or 1.7%, from $7.0 million for the nine months ended September 30, 2018. The increase in dividends and interest income on other interest-earning assets was due to a 30 bps increase in average yield, partially offset by a $35.3 million decrease in average balance. The increase in average yield was mainly due to higher interest rates on interest-earning deposits with financial institutions from a rising interest rate environment. The decrease in average balance was mainly due to decreases in interest-bearing deposits in financial institutions as a result of sales of investment securities and loans.
Interest expense on interest-bearing deposits was $82.9 million for the nine months ended September 30, 2019, an increase of $20.6 million, or 33.1%, from $62.3 million for the nine months ended September 30, 2018. The increase in interest expense on interest-bearing deposits was due to a 51 bps increase in average cost, partially offset by a $231.2 million decrease in average interest-bearing balances. The increase in average cost was mainly due to the rising interest rate environment between periods. The decrease in average interest-bearing balances was mainly due to shifts within interest-bearing deposit balances from savings and interest-bearing checking accounts to higher yielding certificates of deposit accounts as a result of increasing market interest rates between periods, partially offset by the shift in our deposit strategy to focus on relationship-based customers and de-emphasize high-rate transactional customers.
Interest expense on FHLB advances was $25.9 million for the nine months ended September 30, 2019, a decrease of $38 thousand, or 0.1%, from $25.9 million for the nine months ended September 30, 2018. The decrease was due mainly to a 52 bps increase in average cost, partially offset by a $341.0 million decrease in average balance for the nine months ended September 30, 2019. The increase in average cost was mainly due to a rising interest rate environment. The decrease in average balance was mainly due to reduced term advances, primarily three- to ten-year duration, based on available cash resulting from the Company's sales of investment securities and loans during the nine months ended September 30, 2019.
Interest expense on securities sold under repurchase agreements was $47 thousand for the nine months ended September 30, 2019, a decrease of $961 thousand, or 95.3% from $1.0 million for the nine months ended September 30, 2018. The Company utilized a reduced amount of repurchase agreements during the nine months ended September 30, 2019 as a result of cash received from sales of loans and securities over the past year used to redeem its higher yield borrowings, including securities sold under repurchase agreements.
Interest expense on long term debt and other interest-bearing liabilities was $7.1 million for the nine months ended September 30, 2019, an increase of $45 thousand, or 0.6%, from $7.1 million for the nine months ended September 30, 2018. The average balance and average cost remained relatively flat during the nine months ended September 30, 2019 as compared to the same period last year.

Provision for Loan Losses
The provision for loan losses is charged to operations to adjust the allowance for loan losses to the level required to cover estimated credit losses inherent in the loan and lease portfolio.
The Company recorded a provision for (reversal of) loan losses of $38.5 million and $(2.0) million for the three months ended September 30, 2019 and June 30, 2019, respectively. During the third quarter, the $38.5 million provision for loan losses was primarily attributable to a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. In addition, the charge-off increased the loss factor used in our allowance for loan loss for commercial and industrial loans, resulting in an additional loan loss provision of $3.0 million. On October 22, 2019, in connection with this matter, the Bank filed a complaint in U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard.
During the third quarter of 2019, the Company undertook an extensive collateral review of all commercial lending relationships $5 million and above not secured by real estate, consisting of 53 loans representing $536 million in commitments. The collateral review focused on security and collateral documentation and confirmation of the Bank's collateral interest. The review was performed within the Bank's Internal Audit division and the work was validated by an independent third party. Our review and outside validation have not identified any other instances of apparent fraud for the credits reviewed or concerns over the existence of collateral held by the Bank or on our behalf at third parties; however, there are no assurances that our internal review and third party validation will be sufficient to identify all such issues.
The Company recorded a provision for loan losses of $38.5 million and $1.4 million, respectively, for the three months ended September 30, 2019 and 2018. The increase in the provision during the three months ended September 30, 2019 compared to same period in 2018 was mainly due to the aforementioned $35.1 million charge-off of a line of credit.
The Company recorded a provision for loan losses of $39.1 million and $23.6 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the provision for loan losses primarily reflects the aforementioned $35.1 million charge-off of a line of credit, an increase of $3.0 million due to an increase in loss factors associated with this charge-off and increases in other qualitative provisions. For the nine months ended September 30, 2018, a provision for loans losses of $23.6 million was recorded, inclusive of $13.9 million on a line of credit determined to have been fraudulently obtained and an increase of $881 thousand in provision due to a downgrade of a commercial and industrial loan with a carrying value of $23.8 million from Special Mention to Substandard due to credit deterioration, as well as an increase in loan balances during the nine months ended September 30, 2018.
See further discussion in "Allowance for Loan Losses."
Noninterest Income (Loss)
The following table presents the breakdown of non-interest (loss) income for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
Customer service fees	$1,582	$1,434	$1,446	$4,531	$4,529
Loan servicing income	128	121	439	367	3,698
Income from bank owned life insurance	588	580	551	1,693	1,617
Impairment loss on investment securities	(731)	—	—	(731)	—
Net (loss) gain on sale of securities available-for-sale	(5,063)	—	13	(4,855)	5,532
Net gain on sale of loans	4,326	2,826	279	8,705	1,059
Net gain (loss) on sale of mortgage servicing rights	—	—	24	—	(2,426)
Other income (loss)	2,351	(7,251)	2,072	(2,524)	7,458
Total noninterest income (loss)	$3,181	$(2,290)	$4,824	$7,186	$21,467
Three Months Ended September 30, 2019 Compared to Three Months Ended June 30, 2019

Noninterest income (loss) was $3.2 million for the three months ended September 30, 2019, an increase of $5.5 million, or 238.9 percent, from $(2.3) million for the three months ended June 30, 2019. The increase in noninterest income was primarily due to increases in net gain on sale of loans and other income of $1.5 million and $9.6 million, respectively, between periods. These increases were partially offset by net losses on the sale of investment securities totaling $5.1 million and impairment loss on investment securities of $731 thousand for the three months ended September 30, 2019.

Net loss on sale of securities available-for-sale was $5.1 million for the three months ended September 30, 2019, compared to no gains for the three months ended June 30, 2019. The Company sold securities available-for-sale of $380.9 million and $279.5 million, respectively, during the three months ended September 30, 2019 and June 30, 2019. During the three months ended September 30, 2019, the Company sold $380.9 million in agency residential mortgage-backed securities. In addition, $731 thousand of other-than-temporary impairment was recognized on the remaining $40.4 million MBS portfolio and reflected in impairment loss on investment securities in the accompanying consolidated statements of operations.
Net gain on sale of loans was $4.3 million for the three months ended September 30, 2019, compared to $2.8 million for the three months ended June 30, 2019. During the three months ended September 30, 2019, the Company sold $573.5 million of multifamily residential loans resulting in a net gain of $5.1 million. During the three months ended June 30, 2019, the Company sold jumbo SFR mortgage loans of $131.5 million resulting in a gain of $125 thousand and $178.2 million of multifamily residential loans resulting in a gain of $2.9 million.
Other income (loss) was $2.4 million for the three months ended September 30, 2019, compared to $(7.3) million for the three months ended June 30, 2019. The $9.6 million increase is primarily attributable to the previous quarter including a $9.6 million realized loss on interest rate swaps related to the aforementioned Freddie Mac multifamily securitization which was completed during the third quarter of 2019. The Company realized a gross gain in fair value of the associated loans sold into the securitization of $8.9 million, which is included in net gain on sale of loans.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Noninterest income was $3.2 million for the three months ended September 30, 2019, a decrease of $1.6 million, or 34.1 percent, from $4.8 million for the three months ended September 30, 2018. The decrease in noninterest income during the three months ended September 30, 2018 was mainly due to an impairment loss on investment securities of $731 thousand and a decrease in net gain on sale of investment securities of $5.1 million, partially offset by a $4.0 million increase in net gain on sale of loans.
Loan servicing income was $128 thousand for the three months ended September 30, 2019, a decrease of $311 thousand, or 70.8 percent, from $439 thousand for the three months ended September 30, 2018. The decrease between periods is attributable to reductions in serviced balances between the periods. Servicing fees were $287 thousand and $472 thousand for the three months ended September 30, 2019 and 2018, respectively. Additionally, servicing fee were offset by losses on fair value and runoff of servicing assets were $159 thousand and $33 thousand for the three months ended September 30, 2019 and 2018, respectively.
Net loss on sale of securities available-for-sale was $5.1 million for the three months ended September 30, 2019, compared to $13 thousand for the three months ended September 30, 2018. The Company sold agency mortgage-backed securities available-for-sale of $380.9 million and $25.3 million, respectively, during the three months ended September 30, 2019 and 2018. In addition, $731 thousand of other-than-temporary impairment was recognized on the remaining $40.4 million MBS portfolio and reflected in impairment loss on investment securities in the accompanying consolidated statements of operations. The Company sold securities available-for-sale of $25.3 million during the three months ended September 30, 2018 as it further repositioned its securities available-for-sale portfolio to reduce duration by selling longer-duration and fixed rate mortgage-backed securities.
Net gain on sale of loans was $4.3 million for the three months ended September 30, 2019, compared to $279 thousand for the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company sold $573.5 million of multifamily residential loans resulting in a gross gain of $8.9 million. During the three months ended September 30, 2018, the Company sold jumbo SFR mortgage loans of $23.6 million with a gain of $229 thousand, and SBA loans of $1.0 million with a gain of $50 thousand.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Noninterest income was $7.2 million for the nine months ended September 30, 2019, a decrease of $14.3 million, or 66.5 percent, from $21.5 million for the nine months ended September 30, 2018. The decrease in noninterest income was mainly due to a $10.4 million decrease in net (loss) gain on the sale of investment securities, coupled with a $10.0 million decrease in other income (loss), partially offset by an increase in net gain on sale of loans of $7.6 million between periods.
Loan servicing income was $367 thousand for the nine months ended September 30, 2019, a decrease of $3.3 million, or 90.1 percent, from $3.7 million for the nine months ended September 30, 2018. The decrease between periods is attributable to the sale during the nine months ended September 30, 2018 of $28.5 million of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans. Servicing fees were $917 thousand and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively. Offsetting these servicing fees were losses on fair value changes and runoff of servicing assets were $550 thousand and $914 thousand for the nine months ended September 30, 2019 and 2018, respectively.
Net (loss) gain on sale of securities available-for-sale was $(4.9) million for the nine months ended September 30, 2019, compared to $5.5 million for the nine months ended September 30, 2018. The Company sold securities available-for-sale of $1.16 billion and $406.8 million, respectively, during the nine months ended September 30, 2019 and 2018. Included in the $1.16 billion in securities available for sale sold during the nine months ended September 30, 2019 was $132.2 million of non-agency commercial mortgage-backed securities that were sold for a gain of $9 thousand. During the nine months ended September 30, 2019, the Company sold $385.8 million in agency mortgage-backed securities, resulting in a loss of $5.0 million. In addition, $731 thousand of other-than-temporary impairment was recognized on the remaining $40.4 million MBS portfolio and reflected in impairment loss on investment securities in the accompanying consolidated statements of operations. Additionally, during the nine months ended September 30, 2019, the Company continued to reduce its collateralized loan obligations exposure by selling $644.5 million of these investments resulting in a gain of $143 thousand.
Net gain on sale of loans was $8.7 million for the nine months ended September 30, 2019, compared to $1.1 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company sold jumbo SFR mortgage loans of $374.8 million resulting in a gain of $1.6 million and $751.6 million of multifamily residential loans resulting in a gain of $7.3 million. During the nine months ended September 30, 2018, the Company sold jumbo SFR mortgage loans of $158.9 million with a loss of $408 thousand, SBA loans of $6.3 million with a gain of $480 thousand and multifamily and other consumer loans of $75.7 million with a gain of $171 thousand.
Net loss on sale of mortgage servicing rights was zero for the nine months ended September 30, 2019, compared to $2.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company sold $28.5 million of MSRs on $3.55 billion in unpaid principal balances of conventional mortgage loans. These transactions resulted in a net loss on sale of MSRs of $2.4 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties. There were no sales of MSRs during the nine months ended September 30, 2019.
Other (loss) income was $(2.5) million for the nine months ended September 30, 2019, compared to $7.5 million for the nine months ended September 30, 2018. The $10.0 million decrease is primarily attributable to the aforementioned $9.6 million realized loss on interest rate swaps related to the Freddie Mac multifamily securitization which was completed during the third quarter of 2019. The Company realized a gross gain on fair value of the associated loans sold into the securitization of $8.9 million, which is included in net gain on sale of loans.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2019	June 30, 2019	September 30, 2018	2019	2018
Salaries and employee benefits	$25,934	$27,506	$24,832	$81,879	$85,387
Occupancy and equipment	7,767	7,955	8,213	23,408	23,783
Professional fees (reimbursement)	1,463	(2,903)	11,966	9,601	27,446
Outside service fees	520	489	954	1,412	3,913
Data processing	1,568	1,672	1,884	4,736	5,218
Advertising	2,090	2,048	3,152	6,195	9,293
Regulatory assessments	1,239	2,136	2,138	5,857	6,426
Reversal of provision for loan repurchases	(123)	(61)	(360)	(300)	(2,366)
Amortization of intangible assets	500	621	693	1,741	2,363
Restructuring (reversal) expense	—	(158)	553	2,637	4,536
All other expense	3,289	4,637	4,368	10,908	12,959
Noninterest expense before (gain) loss on investments in alternative energy partnerships	44,247	43,942	58,393	148,074	178,958
(Gain) loss on investments in alternative energy partnerships	(940)	(355)	2,484	655	4,258
Total noninterest expense	$43,307	$43,587	$60,877	$148,729	$183,216
Three Months Ended September 30, 2019 Compared to Three Months Ended June 30, 2019
Noninterest expense was $43.3 million for the three months ended September 30, 2019, a decrease of $280 thousand, or 0.6 percent, from $43.6 million for the three months ended June 30, 2019. The decrease was mainly due to decreases in salaries and employee benefits, regulatory assessments, (gain) loss on investments in alternative energy partnerships and other expenses, partially offset by increases in professional fees (reimbursement).
Salaries and employee benefits expense was $25.9 million for the three months ended September 30, 2019, a decrease of $1.6 million, or 5.7 percent, from $27.5 million for the three months ended June 30, 2019. The decrease was mainly due to decreases in number of employees, incentives and commissions, and temporary staff expenses.
Professional fees (reimbursement) were $1.5 million for the three months ended September 30, 2019, an increase of $4.4 million, or 150.4 percent, from $(2.9) million for the three months ended June 30, 2019. The increase was primarily attributable to reductions in insurance recoveries net of expenses related to securities litigation, indemnification, investigation and other legal expenses in the third quarter of $2.6 million as compared to $6.2 million in the prior quarter.
Regulatory assessments were $1.2 million for the three months ended September 30, 2019, a decrease of $897 thousand, or 42.0 percent, from $2.1 million for the three months ended June 30, 2019. The decrease was mainly due to an FDIC small bank assessment credit.
All other expenses decreased $1.3 million or 29.1 percent between periods, primarily as a result of reductions in other loan-related expenses and charges related to capitalized software projects during the three months ended September 30, 2019 as compared to the previous quarter.
Gain on investments in alternative energy partnerships was $940 thousand for the three months ended September 30, 2019, an increase of $585 thousand, from a gain of $355 thousand for the three months ended June 30, 2019. The increase in gains between periods was mainly due to decreased loss sharing allocations and resulting lower HLBV losses.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Noninterest expense was $43.3 million for the three months ended September 30, 2019, a decrease of $17.6 million, or 28.9 percent, from $60.9 million for the three months ended September 30, 2018. The decrease was mainly due to decreases in professional fees (reimbursement), advertising, regulatory assessments, restructuring (reversal) expenses, and all other expense, partially offset by increases in salaries and employee benefits.

Salaries and employee benefits expense was $25.9 million for the three months ended September 30, 2019, an increase of $1.1 million, or 4.4 percent, from $24.8 million for the three months ended September 30, 2018. The increase was mainly due to increases in compensation, offset by reductions in contract labor and less salary deferrals based on lending activity.
Professional fees (reimbursement) were $1.5 million for the three months ended September 30, 2019, a decrease of $10.5 million, or 87.8 percent, from $12.0 million for the three months ended September 30, 2018. The decrease was mainly due to an increase in insurance recoveries for legal expenses related to the SEC investigation and various other litigation between periods.
Advertising costs were $2.1 million for the three months ended September 30, 2019, a decrease of $1.1 million, or 33.7 percent, from $3.2 million for the three months ended September 30, 2018. The decrease was mainly due to overall reductions in advertising expenses between periods due to a focus on digital rather than traditional marketing. Advertising costs include $1.7 million of the LAFC naming rights commitment during both the three months ended September 30, 2019 and 2018.
Regulatory assessments were $1.2 million for the three months ended September 30, 2019, a decrease of $899 thousand, or 42.0 percent, from $2.1 million for the three months ended September 30, 2018. The decrease was mainly due to an FDIC small bank assessment credit..
For the three months ended September 30, 2019, there were no restructuring (reversal) expenses. The comparable 2018 period included severance-related costs of $553 thousand as a result of the reduction in force by approximately 9% of total staffing.
(Gain) loss on investments in alternative energy partnerships was $(940) thousand for the three months ended September 30, 2019, a decrease in loss of $3.4 million, from a loss of $2.5 million for the three months ended September 30, 2018. The decrease in loss was mainly due to decreased loss sharing allocations and resulting lower HLBV losses.
All other expense was $3.3 million for the for the three months ended September 30, 2019, a decrease of $1.1 million, or 24.7 percent, from $4.4 million for the three months ended September 30, 2018. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, and other administrative expenditures, and insurance recoveries from previous accrued legal settlement expense, offset by impairment of capitalized software and an increase in provision for unfunded commitments.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Noninterest expense was $148.7 million for the nine months ended September 30, 2019, a decrease of $34.5 million, or 18.8 percent, from $183.2 million for the nine months ended September 30, 2018. The decrease was mainly due to decreases in salaries and employee benefits, professional fees (reimbursement), outside services, advertising, regulatory assessments, amortization of intangible assets, restructuring expense, all other expense and loss on investments in alternative energy partnerships, partially offset by a reduction in reversal of provision for loan repurchases.
Salaries and employee benefits expense was $81.9 million for the nine months ended September 30, 2019, a decrease of $3.5 million, or 4.1 percent, from $85.4 million for the nine months ended September 30, 2018. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses.
Professional fees were $9.6 million for the nine months ended September 30, 2019, a decrease of $17.8 million, or 65.0 percent, from $27.4 million for the nine months ended September 30, 2018. Professional fees include $22.9 million of insurance recoveries related to securities litigation, indemnification, investigation and other legal expenses during the 2019 period, compared to $8.2 million during 2018.
Outside service fees were $1.4 million for the nine months ended September 30, 2019, a decrease of $2.5 million, or 63.9 percent, from $3.9 million for the nine months ended September 30, 2018. The decrease was primarily due to lower loan subservicing costs incurred during the nine months ended September 30, 2019 as a result of the aforementioned sale of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans during the comparable 2018 period.
Advertising costs were $6.2 million for the nine months ended September 30, 2019, a decrease of $3.1 million, or 33.3 percent, from $9.3 million for the nine months ended September 30, 2018. The decrease was mainly due to overall reductions in advertising expenses between periods due to a focus on digital rather than traditional marketing. Advertising costs include $5.0 million of the LAFC naming rights commitment during both the nine months ended September 30, 2019 and 2018.
Regulatory assessments were $5.9 million for the nine months ended September 30, 2019, a decrease of $569 thousand, or 8.9 percent, from $6.4 million for the nine months ended September 30, 2018. The decrease was mainly due to a an FDIC small bank assessment credit.

Reversal of provision for loan repurchases was $300 thousand and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was mainly due to the aforementioned sale of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans and reduced repurchase settlement activities as well as methodology and data enhancements that occurred during 2018.
Restructuring expense was $2.6 million for the nine months ended September 30, 2019 and consisted of severance and retention costs associated with the Company's exit from its third-party mortgage origination and brokered single family lending business and CEO transition during the first quarter of 2019. For the nine months ended September 30, 2018, restructuring expense was $4.5 million and consisted of severance-related costs in the second and third quarters of 2018 of $4.5 million as a result of the reduction in force.
All other expenses were $10.9 million for the nine months ended September 30, 2019, a decrease of $2.1 million, or 15.8 percent, from $13.0 million for the nine months ended September 30, 2018. The decrease was mainly due to overall expense reductions from the Company's effort to manage its expenses on supplies, business travel, directors' fees and other administrative expenditures, a decrease in provision for unfunded loan commitments, and insurance recoveries from previous accrued legal settlement expense.
Loss on investments in alternative energy partnerships was $655 thousand for the nine months ended September 30, 2019, a decrease of $3.6 million, from $4.3 million for the nine months ended September 30, 2018. The decrease in loss was mainly due to decreased loss sharing allocations and resulting lower HLBV losses.
Income Tax Expense
For the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, income tax (benefit) expense, on a consolidated operations basis was $(5.6) million, $4.3 million and $3.6 million, respectively, and the effective tax rate was 28.4 percent, 20.6 percent and 24.3 percent, respectively. During the third quarter of 2019, we had a pre-tax net loss of $19.8 million, resulting in approximately 13% reduction in the projected annual effective tax rate. For the full year, we expect our tax rate to normalize closer to 11%. The lower effective tax rate of 11% is primarily driven by the loss the Company incurred and we expect the rate to normalize closer to 20% in 2020.
For the nine months ended September 30, 2019 and 2018, income tax expense (benefit), on a consolidated operation basis, was $1.4 million and $(102) thousand, respectively, and the effective tax rate was 12.9 percent and (0.3) percent, respectively. The increase in income tax expense and effective tax rate for the nine months ended September 30, 2019, primarily relates to the significant reduction in tax credits received by the Company on investments in alternative energy partnerships.
The Company uses the flow-through income statement method to account for the annual investment tax credits forecasted to be earned on the solar investments in the Company’s annual Effective Tax Rate. Under this method, 50% of the annual forecasted investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense as of September 30, 2019.
For additional information, see Note 10 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION
Investment Securities
At September 30, 2019, all of the Company’s investment securities were classified as available-for-sale.
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

The following table presents the amortized cost, fair value and unrealized gain (loss) of the investment securities portfolio as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$—	$—	$—	$911	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,374	40,374	—	461,987	437,442	(24,545)
Non-agency residential mortgage-backed securities	267	277	10	418	427	9
Non-agency commercial mortgage-backed securities	—	—	—	132,199	132,199	—
Collateralized loan obligations	748,605	735,011	(13,594)	1,431,171	1,421,522	(9,649)
Total securities available-for-sale	$789,246	$775,662	$(13,584)	$2,026,686	$1,992,500	$(34,186)
Securities available-for-sale were $775.7 million at September 30, 2019, a decrease of $1.22 billion, or 61.1 percent, from $1.99 billion at December 31, 2018. The decrease was mainly due to sales of $1.16 billion, calls and payoffs of $38.1 million, principal payments of $35.3 million and decrease in net unrealized losses of $20.9 million.
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
During the nine months ended September 30, 2019, the Company continued to reduce its CLO exposure by selling $644.5 million of these investments resulting in $143 thousand gain. The net proceeds from the sale of securities and the run-off in CLOs were used to redeem $1.49 billion of high cost brokered deposits and pay down $130.0 million of higher yielding FHLB advances. Additionally, during the three and nine months ended September 30, 2019, the Company sold $380.9 million and $385.8 million, respectively, in MBS resulting in a loss of $5.1 million and $5.0 million, respectively. The remaining balance of MBS are expected to be sold in the fourth quarter of 2019 with all of the MBS sale proceeds expected to be reinvested into a mix of security classes, resulting in an overall shorter duration for the portfolio. During the three and nine months ended September 30, 2019, the Company recorded OTTI for its remaining portfolio of 9 MBS of $731 thousand and $731 thousand, respectively. The OTTI was recognized as a result of the Company's ongoing strategic decision to liquidate this longer duration portfolio.
CLOs totaled $748.6 million and $1.43 billion in amortized cost basis at September 30, 2019 and December 31, 2018 respectively. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. The Company believes that its CLO portfolio, consisting entirely of variable rate securities, supports the Company’s interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At September 30, 2019, the Company owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, the Company believes that these CLOs enhance the Company's liquidity position. The Company also maintains pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. The Company only acquires CLOs that it believes are Volcker Rule compliant.
The Company did not record OTTI for any other investment securities for the three and nine months ended September 30, 2019 or 2018. The Company monitors its securities portfolio to ensure it has adequate credit support. As of September 30, 2019, the Company believed there was no further OTTI and did not have the intent to sell securities with fair value below amortized cost at September 30, 2019. The Company considers the lowest credit rating for identification of potential OTTI. As of September 30, 2019, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating. As part of the OTTI analysis performed, the Company believes the CLO securities are not OTTI, and the fair value is predominantly driven by interest rates.

The following table presents the composition of the repricing and yield information of the investment securities portfolio as of September 30, 2019:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$40,374	2.56%	$40,374	2.56%
Non-agency residential mortgage-backed securities	65	2.68%	—	—%	—	—%	212	5.79%	277	5.06%
Collateralized loan obligations	735,011	3.52%	—	—%	—	—%	—	—%	735,011	3.52%
Total securities available-for-sale	$735,076	3.52%	$—	—%	$—	—%	$40,586	2.58%	$775,662	3.47%

Loans Held-for-Sale
Total loans held-for-sale on a consolidated operations basis were $23.9 million and $27.6 million, respectively, at September 30, 2019 and December 31, 2018.
During the second quarter of 2019, the Company transferred $573.9 million in multifamily loans from loans held-for-investment to loans held-for-sale, carried at lower of cost or fair value, related to our Freddie Mac multifamily securitization which was completed during the third quarter of 2019. The loans included in the securitization had a weighted average coupon of 3.79% and a weighted average term to initial reset of 3.5 years. The related mortgage servicing rights were also sold.
The Company realized a gross gain on fair value of the loans sold into the securitization of $8.9 million, offset by a $9.6 million loss from interest rate swap agreements entered into in order to offset variability in the fair value of the securitized loans as a result of changes in market interest rates. The $8.9 million gross gain was recognized during the three months ended September 30, 2019 when the securitization settled, while the corresponding loss, as previously disclosed, was recognized during the three months ended June 30, 2019 because the interest rate swap agreements were entered into during May 2019 in preparation for the securitization.
As of September 30, 2019, loans held-for-sale carried at fair value, with a balance of $23.9 million, consisted of mainly repurchased conforming SFR mortgage loans that were previously sold. As of December 31, 2018, loans held-for-sale carried at fair value were mainly repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that were delinquent more than 90 days and subject to a repurchase option by the Company. Loans held-for-sale carried at fair value on a consolidated operations basis were $23.9 million and $27.2 million at September 30, 2019 and December 31, 2018, respectively. The $3.2 million, or 11.9 percent, decrease was mainly due to sales and payoffs of $4.9 million, repurchases of $1.9 million and a transfer of one loan, totaling $276 thousand, to other real estate owned, which is included in Other Assets in the Company's Consolidated Statements of Financial Condition.
Loans held-for-sale carried at fair value, as a result of the sale of the Company's Banc Home Loans division (Refer to Note 2 - Sale of Business Unit (Discontinued Operations)), that are included Assets of Discontinued Operations on the Consolidated Statements of Financial Condition totaled zero and $19.5 million at September 30, 2019 and December 31, 2018, respectively.
Loans Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,789,478	$1,944,142	$(154,664)	(8.0)%
Commercial real estate	891,029	867,013	24,016	2.8%
Multifamily	1,563,757	2,241,246	(677,489)	(30.2)%
SBA	75,359	68,741	6,618	9.6%
Construction	228,561	203,976	24,585	12.1%
Consumer:
Single family residential mortgage	1,775,953	2,305,490	(529,537)	(23.0)%
Other consumer	59,122	70,265	(11,143)	(15.9)%
Total loans(1)	6,383,259	7,700,873	(1,317,614)	(17.1)%
Allowance for loan losses	(62,927)	(62,192)	(735)	1.2%
Total loans receivable, net	$6,320,332	$7,638,681	$(1,318,349)	(17.3)%

(1)	Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net of $15.3 million and $17.7 million, respectively, at September 30, 2019 and December 31, 2018.
During the three and nine months ended September 30, 2019, the Company sold $144 thousand and $374.8 million, respectively, in single family residential loans, resulting in a (loss) gain of $(150) thousand and $1.6 million, respectively.
During the three and nine months ended September 30, 2019, the Company sold $573.5 million of multifamily residential loans resulting in a gross gain of $8.9 million.
Non-Traditional Mortgage Portfolio ("NTM")
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2019 and December 31, 2018, the NTM portfolio totaled $653.5 million, or 10.2 percent of the total gross loan portfolio, and $826.7 million, or 10.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio decreased by $173.3 million, or 21.0 percent. during the nine months ended September 30, 2019. The decrease was primarily due to paydowns and amortization of $215.6 million, partially offset by originations of $57.8 million.
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
Green Loans totaled $61.8 million at September 30, 2019, a decrease of $8.3 million, or 11.8 percent from $70.1 million at December 31, 2018, primarily due to reductions in principal balances and payoffs. At September 30, 2019 and December 31, 2018, $286 thousand and zero, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
The following table presents the Company’s Green Loans first lien portfolio at September 30, 2019 by FICO scores that were obtained during the quarter ended September 30, 2019, compared to the FICO scores for those same loans that were obtained during the quarter ended June 30, 2019:

	September 30, 2019
	By FICO Scores Obtained During the Quarter Ended September 30, 2019			By FICO Scores Obtained During the Quarter Ended June 30, 2019			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	18	$10,631	17.9%	15	$10,221	16.6%	3	$410	4.0%
700-799	38	27,721	46.5%	42	28,744	46.8%	(4)	(1,023)	(3.6)%
600-699	12	14,143	23.8%	16	17,948	29.2%	(4)	(3,805)	(21.2)%
<600	5	3,286	5.5%	2	771	1.3%	3	2,515	326.2%
No FICO	3	3,757	6.3%	3	3,755	6.1%	—	2	0.1%
Totals	76	$59,538	100.0%	78	$61,439	100.0%	(2)	$(1,901)	(3.1)%

Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. Interest only loans totaled $588.6 million at September 30, 2019, a decrease of $164.5 million, or 21.8 percent, from $753.1 million at December 31, 2018. The decrease was primarily due to paydowns and amortization of $206.8 million, partially offset by originations of $57.8 million. As of September 30, 2019 and December 31, 2018, $827 thousand and $0, respectively, of the interest only loans were non-performing.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $3.1 million at September 30, 2019, a decrease of $466 thousand, or 13.2 percent, from $3.5 million as of December 31, 2018. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2019 and December 31, 2018, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As these Green loans are revolving lines of credit, the Company, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, could suspend the borrowing privileges or reduce the credit limit at any time the Company reasonably believes that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO score is the first red flag that the borrower may have difficulty in making their future payment obligations.
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Management Credit Committee (MCC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension of the line or reduction in the credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the three months ended September 30, 2019, the Company made no curtailment in available commitments on Green Loans.
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

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
September 30, 2019
< 61%	62	$48,421	81.3%	250	$374,143	63.6%	9	$3,062	100.0%	321	$425,626	65.4%
61-80%	11	8,691	14.6%	148	194,710	33.1%	—	—	—%	159	203,401	31.2%
81-100%	3	2,426	4.1%	8	13,802	2.3%	—	—	—%	11	16,228	2.5%
> 100%	—	—	—%	3	5,912	1.0%	—	—	—%	3	5,912	0.9%
Total	76	$59,538	100.0%	409	$588,567	100.0%	9	$3,062	100.0%	494	$651,167	100.0%
December 31, 2018
< 61%	69	$51,827	76.5%	312	$495,930	65.9%	11	$3,528	100.0%	392	$551,285	66.9%
61-80%	17	13,476	19.9%	201	245,568	32.6%	—	—	—%	218	259,044	31.4%
81-100%	2	2,426	3.6%	5	7,441	1.0%	—	—	—%	7	9,867	1.2%
> 100%	—	—	—%	1	4,122	0.5%	—	—	—%	1	4,122	0.5%
Total	88	$67,729	100.0%	519	$753,061	100.0%	11	$3,528	100.0%	618	$824,318	100.0%

Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$470	$(470)	(100.0)%
Non-accrual loans	45,169	21,585	23,584	109.3%
Total non-performing loans	45,169	22,055	23,114	104.8%
Other real estate owned	—	672	(672)	(100.0)%
Total non-performing assets	$45,169	$22,727	$22,442	98.7%
Performing restructured loans (1)	$6,800	$5,745	$1,055	18.4%
Total non-performing loans to total loans	0.71%	0.29%
Total non-performing assets to total assets	0.52%	0.21%
ALLL to non-performing loans	139.31%	281.99%
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
Additional income of approximately $509 thousand and $1.2 million would have been recorded during the three and nine months ended September 30, 2019, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
During the nine months ended September 30, 2019, non-accrual loans increased $23.6 million due to certain single family residential, SBA and construction loans being placed on non-accrual status. During the nine months ended September 30, 2019, the provision for loan losses reflects the impact of the aforementioned $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. In addition, the charge-off increased the loss factor used in our allowance for loan loss for commercial and industrial loans, resulting in an additional loan loss provision of $3.0 million. The provision for loan losses during the nine months ended September 30, 2019 also reflects a $37.7 million increase in special mention, substandard and doubtful loans, coupled with increases in delinquencies and nonperforming loans offset by the $1.36 billion reduction in the pass-rated portfolio balances and overall decreases in average loan balances as a result of sales since December 31, 2018.
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
At September 30, 2019 and December 31, 2018, the Company had 23 and 13 loans, respectively, with an aggregate balance of $21.4 million and $8.0 million, respectively, classified as TDRs. When a loan becomes a TDR, the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the three months ended September 30, 2019 was primarily due to one commercial and industrial relationship.
At September 30, 2019, of the 23 loans classified as TDRs, 13 loans totaling $6.8 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2018, of the 13 loans classified as TDRs, 12 loans totaling $5.7 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
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
The following table provides a summary of the allocation of the ALLL by loan category as well as loans receivable for each category as of the dates indicated:

	September 30, 2019			December 31, 2018
($ in thousands)	ALLL	Loans Receivable	% of Loans in Category to Total Loans	ALLL	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$24,575	$1,789,478	28.0%	$18,191	$1,944,142	25.2%
Commercial real estate	6,579	891,029	14.0%	6,674	867,013	11.3%
Multifamily	11,965	1,563,757	24.5%	17,970	2,241,246	29.2%
SBA	4,118	75,359	1.2%	1,827	68,741	0.9%
Construction	3,880	228,561	3.6%	3,461	203,976	2.6%
Consumer:
Single family residential mortgage	11,279	1,775,953	27.8%	13,128	2,305,490	29.9%
Other consumer	531	59,122	0.9%	941	70,265	0.9%
Total	$62,927	$6,383,259	100.0%	$62,192	$7,700,873	100.0%
The following table presents the ALLL allocation among loan origination types as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018	Amount Change	Percentage Change
Loan breakdown by origination type:
Originated loans	$5,888,647	$7,105,171	$(1,216,524)	(17.1)%
Acquired loans not impaired at acquisition	494,612	595,702	(101,090)	(17.0)%
Total loans	$6,383,259	$7,700,873	$(1,317,614)	(17.1)%
ALLL breakdown by origination type:
Originated loans	$61,306	$61,255	$51	0.1%
Acquired loans not impaired at acquisition	1,621	937	684	73.0%
Total ALLL	$62,927	$62,192	$735	1.2%
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$9,062	$11,645	$(2,583)	(22.2)%
Total discount	$9,062	$11,645	$(2,583)	(22.2)%
Percentage of ALLL to:
Originated loans	1.04%	0.86%	0.18%
Originated loans and acquired loans not impaired at acquisition	0.99%	0.81%	0.18%
Total loans	0.99%	0.81%	0.18%

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
ALLL at beginning of period	$59,523	$56,678	$62,192	$49,333
Charge-offs:
Commercial and industrial	(34,673)	(342)	(36,788)	(689)
Multifamily	—	—	(6)	(8)
SBA	(738)	—	(1,086)	(683)
Single family residential mortgage	(135)	(45)	(1,086)	(524)
Other consumer	—	(1)	(94)	(14,073)
Total charge-offs	(35,546)	(388)	(39,060)	(15,977)
Recoveries:
Commercial and industrial	59	61	102	158
SBA	50	8	152	240
Lease financing	3	3	9	12
Single family residential mortgage	—	—	150	436
Other consumer	298	10	317	18
Total recoveries	410	82	730	864
Net charge-offs	(35,136)	(306)	(38,330)	(15,113)
Provision for loan losses	38,540	1,410	39,065	23,562
ALLL at end of period	$62,927	$57,782	$62,927	$57,782
Average total loans held-for-investment	$6,482,566	$7,123,619	$7,183,761	$6,945,551
Total loans held-for-investment at end of period	$6,383,259	$7,253,293	$6,383,259	$7,253,293
Ratios:
Annualized net charge-offs to average total loans held-for-investment	2.17%	0.02%	0.71%	0.29%
ALLL to total loans held-for-investment	0.99%	0.80%	0.99%	0.80%
During the three and nine months ended September 30, 2019, net charge-offs were $35.1 million and $38.3 million, respectively compared to $306 thousand and $15.1 million, respectively, during the comparable 2018 periods. Included in net charge-offs during the three months ended September 30, 2019 was the aforementioned $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. In addition, the charge-off increased the loss factor used in our allowance for loan loss for commercial and industrial loans, resulting in an additional loan loss provision of $3.0 million. On October 22, 2019, in connection with this matter, the Bank filed a complaint in U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard. Also included in charge-offs for the nine months ended September 30, 2019 was a $2.0 million charge-off related to a commercial and industrial loan.
During the third quarter of 2019, the Company undertook an extensive collateral review of all lending relationships $5 million and above not secured by real estate, consisting of 53 loans representing $536 million in commitments. The collateral review focused on security and collateral documentation and confirmation of the bank's collateral interest. The review was performed within the bank's Internal Audit division and the work was validated by an independent third party. While the review and outside validation is not yet complete, to date, we have not identified any other instances of apparent fraud for the credits reviewed or concerns over the existence of collateral held by the bank or on our behalf at third parties; however, there are no assurances that our internal review and third party validation will be sufficient to identify all such issues.
During the nine months ended September 30, 2018, the Company recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in Federal court pursuing the borrower and other parties. That action was voluntarily dismissed by the Bank without prejudice, and a substantially similar action was filed in Los Angeles County Superior Court. The Bank is also considering other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard.
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
The following table presents the activity related to the Company’s investment in alternative energy partnerships for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Balance at beginning of period	$26,633	$44,806	$28,988	$48,826
New funding	—	—	235	—
Return of unused capital	—	—	—	(1,027)
Cash distribution from investments	(534)	(541)	(1,529)	(1,760)
Gain (loss) on investments using HLBV method	940	(2,484)	(655)	(4,258)
Balance at end of period	$27,039	$41,781	$27,039	$41,781
Unfunded equity commitments	$3,796	$—	$3,796	$—
The Company’s returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment.
During the three and nine months ended September 30, 2019, the Company funded zero and $235 thousand, respectively, for its alternative energy partnerships and did not receive any return of capital from its alternative energy partnerships. During the three months ended September 30, 2018, the Company did not receive any return of capital and did not fund any amounts into these partnerships. During the nine months ended September 30, 2018, the Company received a return of capital of $1.0 million and funded zero, respectively, from and into these partnerships.
During the three months ended September 30, 2019 and 2018, the Company recognized a gain on investment of $940 thousand and a loss on investment of $2.5 million, respectively, through its HLBV application. During the nine months ended September 30, 2019 and 2018, the Company recognized a loss on investment of $655 thousand and a loss of $4.3 million, respectively, through its HLBV application. As a result, the balance of these investments was $27.0 million and $41.8 million at September 30, 2019 and 2018, respectively. From an income tax benefit perspective, the Company recognized investment tax credits of $862 thousand and $412 thousand for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $9.6 million during the nine months ended September 30, 2019 and 2018, respectively, as well as income tax expense (benefits) relating to the recognition of its gain (loss) through its HLBV application during these periods.
The HLBV losses for the periods were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 14 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

($ in thousands)	September 30, 2019	December 31, 2018	Amount Change	Percentage Change
Noninterest-bearing deposits	$1,107,442	$1,023,360	$84,082	8.2%
Interest-bearing demand deposits	1,503,208	1,556,410	(53,202)	(3.4)%
Money market accounts	695,530	873,153	(177,623)	(20.3)%
Savings accounts	1,042,162	1,265,847	(223,685)	(17.7)%
Certificates of deposit of $250,000 or less	736,162	2,388,592	(1,652,430)	(69.2)%
Certificates of deposit of more than $250,000	685,554	809,282	(123,728)	(15.3)%
Total deposits	$5,770,058	$7,916,644	$(2,146,586)	(27.1)%
Total deposits were $5.77 billion at September 30, 2019, a decrease of $2.15 billion, or 27.1 percent, from $7.92 billion at December 31, 2018. The decrease was mainly due to the Company's continuous efforts to build core deposits across the Company's business units, including strong growth from the community banking and private banking channel, offset by the Company's strategic reduction of high-rate and high-volatility deposits during the nine months ended September 30, 2019.
During the nine months ended September 30, 2019, demand deposits increased by $30.9 million, consisting of $84.1 million increase in noninterest-bearing deposits partially offset by a decrease of $53.2 million of interest-bearing demand deposits. In addition, during the nine months ended September 30, 2019, the Company used proceeds from the sale of loans and investments to redeem $1.49 billion of higher cost brokered certificates of deposits.
Brokered deposits were $93.1 million at September 30, 2019, a decrease of $1.62 billion, or 94.6 percent, from $1.71 billion at December 31, 2018. The decrease between periods is primarily related to the aforementioned $1.49 billion reduction in higher cost brokered certificates of deposits.
The following table presents the scheduled maturities of certificates of deposit as of September 30, 2019:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$217,649	$169,958	$255,854	$92,701	$736,162
Certificates of deposit of more than $250,000	301,411	216,532	116,098	51,513	685,554
Total certificates of deposit	$519,060	$386,490	$371,952	$144,214	$1,421,716
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
Advances from the Federal Home Loan Bank (“FHLB”) increased $130.0 million, or 8.6%, to $1.7 billion as of September 30, 2019, as a result of a $155.0 million net increase in short-term and overnight advances with the FHLB, offset by $25.0 million in maturities of long-term advances. As of September 30, 2019, the maturity dates of FHLB advances consisted of $670.0 million of overnight, $300.0 million maturing in three months or less, and $680.0 million maturing beyond three months. As of the end of the quarter, the overnight advance interest rate was 2.08%. The Company did not utilize repurchase agreements at September 30, 2019 or December 31, 2018.
For additional information, see Note 8 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long Term Debt
The following table presents the Company's long term debt as of the dates indicated:

	September 30, 2019		December 31, 2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,661)	$175,000	$(1,826)
Total	$175,000	$(1,661)	$175,000	$(1,826)
For additional information, see Note 9 to Consolidated Financial Statements (unaudited) included Part I of this Quarterly Report on Form 10-Q.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of September 30, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $4.4 million and $4.6 million, respectively. The decrease was mainly due to a reduction in expected utilization of unfunded loan commitments.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Balance at beginning of period	$4,295	$4,031	$4,622	$3,716
Provision for (reversal of) unfunded loan commitments	67	217	(260)	532
Balance at end of period	$4,362	$4,248	$4,362	$4,248
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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). During the nine months ended September 30, 2019, the Bank paid dividends of $142.5 million to Banc of California, Inc. At September 30, 2019, Banc of California, Inc. had $85.6 million in cash, all of which was on deposit at the Bank. During the three months ended September 30, 2019, the Company completed a tender offer for depositary shares representing shares of its Series D and Series E preferred stock. The total consideration for each Series E Depositary Share tendered and accepted for purchase pursuant to the offer equaled $27.13. The total consideration for each Series D Depositary Share tendered and accepted for purchase pursuant to the offer equaled $26.39. The aggregate total consideration payable by the Company for the preferred stock accepted for purchase was $46.0 million inclusive of premium to par and accrued dividends ($19.4 million of series D and $26.6 million series E depository shares). The tender resulted in a $5.1 million reduction to net income available to common shareholders.
On a consolidated basis, the Company maintained $526.9 million of cash and cash equivalents, which was 6.1 percent of total assets at September 30, 2019. The Company's cash and cash equivalents increased by $135.3 million, or 34.5 percent, from $391.6 million, or 3.7 percent of total assets, at December 31, 2018. The increase was mainly due to the decrease in deposits and reductions in FHLB advances, offset by cash received from sales of investment securities and loans. The Company has benefited from completion during late 2018 of its exit from high-rate and high-volatility institutional deposits and reduced the reliance on brokered deposits by replacing them with core deposits to fund new loan originations. During the three and nine months ended September 30, 2019, the Company also strategically decreased its securities portfolio to navigate a volatile rate environment by completing the sale of its entire commercial mortgage-backed securities portfolio and reducing its collateralized loan obligations and mortgage-back securities exposure by selling $1.16 billion of these investments. All of these strategic actions were taken in order to expand core lending activities across the organization and reduce its reliance on higher costing brokered certificates of deposit, while attempting to reduce risk on the Company's balance sheet.
At September 30, 2019, the Company had available unused secured borrowing capacities of $874.6 million from FHLB and $21.0 million from Federal Reserve Discount Window, as well as $185.0 million from unused unsecured federal funds lines of credit. The Company also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at September 30, 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. The Company also had unpledged securities available-for-sale of $711.1 million at September 30, 2019. On February 14, 2019, the Company entered into a new line of credit for $15.0 million, which bears interest at LIBOR plus 2.00% and has a maturity date of February 13, 2020. Subsequent to September 30, 2019, the Company terminated this $15 million line of credit.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of September 30, 2019, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.
Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of September 30, 2019:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$185,929	$57,684	$108,715	$1,711	$17,819
Unused lines of credit	1,070,758	831,159	81,829	100,832	56,938
Standby letters of credit	8,969	7,697	1,161	91	20
Total commitments	$1,265,656	$896,540	$191,705	$102,634	$74,777
FHLB advances	$1,650,000	$994,000	$291,000	$65,000	$300,000
Long-term debt	175,000	—	—	—	175,000
Operating and capital lease obligations	28,930	7,230	13,887	3,095	4,718
Certificate of deposits	1,421,716	1,277,501	137,641	6,574	—
Total contractual obligations	$3,275,646	$2,278,731	$442,528	$74,669	$479,718

During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of September 30, 2019, the Bank has paid $19.4 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $7.7 million as of September 30, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition. See Note 18 of Notes to Consolidated Financial Statements (unaudited) for additional information.
At September 30, 2019, the Company had unfunded commitments of $22.7 million, $7.6 million, and $4.3 million for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.
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
The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Banc of California, Inc.
Total risk-based capital	$917,368	14.37%	$510,593	8.00%	N/A	N/A
Tier 1 risk-based capital	850,079	13.32%	382,945	6.00%	N/A	N/A
Common equity tier 1 capital	660,255	10.34%	287,208	4.50%	N/A	N/A
Tier 1 leverage	850,079	9.84%	345,406	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$995,039	15.65%	$508,486	8.00%	$635,608	10.00%
Tier 1 risk-based capital	927,751	14.60%	381,365	6.00%	508,486	8.00%
Common equity tier 1 capital	927,751	14.60%	286,024	4.50%	413,145	6.50%
Tier 1 leverage	927,751	10.75%	345,244	4.00%	431,555	5.00%
December 31, 2018
Banc of California, Inc.
Total risk-based capital	$977,342	13.71%	$570,368	8.00%	N/A	N/A
Tier 1 risk-based capital	910,528	12.77%	427,776	6.00%	N/A	N/A
Common equity tier 1 capital	679,400	9.53%	320,832	4.50%	N/A	N/A
Tier 1 leverage	910,528	8.95%	407,145	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,120,122	15.71%	$570,832	8.00%	$712,977	10.00%
Tier 1 risk-based capital	1,053,308	14.77%	427,786	6.00%	570,382	8.00%
Common equity tier 1 capital	1,053,308	14.77%	320,840	4.50%	463,435	6.50%
Tier 1 leverage	1,053,308	10.36%	406,694	4.00%	508,368	5.00%
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. In addition to dividends on its preferred stock, the Company declared and paid dividends on its common stock of $0.06 per share for the three months ended September 30, 2019. During April 2019, the Company’s Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share. The Bank paid dividends of $142.5 million to Banc of California, Inc. during the nine months ended September 30, 2019. On August 23, 2019, the Company completed the repurchase of Series D and E Series preferred stock for total consideration of $19.4 million and $26.6 million, respectively. In connection with these repurchases, the OCC approved a dividend of $88.5 million from the Bank to Banc of California, Inc. The dividend exceeded the bank’s eligible amount pursuant to 12 USC 60, as of September 30, 2019. In exceeding the eligible amount, near term dividend payments will require prior OCC approval.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at September 30, 2019 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
September 30, 2019
+200 bps	$981,091	$(19,428)	(1.9)%	$228,740	$3,179	1.4%
+100 bps	995,049	(5,470)	(0.5)%	227,246	1,685	0.7%
0 bp	1,000,519			225,561
-100 bps	989,303	(11,216)	(1.1)%	224,401	(1,160)	(0.5)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of September 30, 2019 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On September 16, 2019, the Company entered into a Memorandum of Understanding (“MOU”) with the lead plaintiff to settle class action lawsuits that were previously consolidated in the United District Court for the Central District of California (the “Court”) under the caption In re Banc of California Securities Litigation, Case No. SACV 17-00118 AG, consolidated with SACV 17-00138 AG. Under the terms of the MOU, the Company’s insurance carriers would pay $19.75 million, which would be distributed to shareholders who purchased Company stock between April 15, 2016 and January 20, 2017, after payment of attorney’s fees and costs, to be determined by the Court. The Company would not be required to contribute any cash to the settlement payments. Pursuant to the settlement, the action against the Company would be dismissed with prejudice. Plaintiff would also dismiss its claims against the Company’s former Chief Executive Officer and Chairman Steven Sugarman. While the Company does not believe the plaintiff’s claims are meritorious, the Company believes that ending the costs and distraction of the litigation is in the best interests of the Company and its shareholders. The settlement and the dismissals are subject to approval by the Court and meeting certain conditions, and there are no assurances that Court approval will be obtained or that those conditions will be satisfied. If the Court preliminarily approves the settlement, members of the class will be provided notice and an opportunity to object or opt out. Following the notice and opportunity for objections and opt outs, the Court will schedule a fairness hearing at which the Court will determine whether the settlement shall be finally approved. The foregoing description of the settlement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the complete text of the settlement stipulation that will be filed with the Court.
On December 7, 2017, Heather Endresen filed an action in the Los Angeles Superior Court, captioned Heather Endresen v. Banc of California, Inc.; Banc of California, N.A., Case No. BC685641. Ms. Endresen’s complaint purports to state claims for retaliation, wrongful termination, breach of contract, breach of the implied covenant of good faith and fair dealing, and various statutory claims. Ms. Endresen dismissed the action without prejudice. On May 23, 2018, Ms. Endresen filed an action in the United States District Court for the Central District of California, captioned Heather Endresen v. Banc of California, Inc. and Banc of California, N.A., Case No. 8:18-cv-00899, asserting the claims she had made in the state court action and adding a claim for violation of the Sarbanes-Oxley Act. The complaint does not specify any amount of alleged damages. On August 22, 2018, Banc of California, Inc. and Banc of California, N.A. moved to compel arbitration of all of Ms. Endresen’s claims except for the Sarbanes-Oxley Act claim, pursuant to Ms. Endresen’s binding arbitration agreement. On September 20, 2018, the court granted the motion to compel arbitration and stayed the litigation on the Sarbanes-Oxley Act claim pending arbitration. Ms. Endresen has commenced arbitration, and a hearing date has been set for May 3, 2021. The Company believes that the claims are without merit and intends to vigorously contest them.
On April 2, 2019, the first of three shareholder derivative actions, Gordon v. Benett, No. 8:19-cv-621, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Gordon action asserts claims for breach of fiduciary duty against Halle J. Benett, Jonah Schnel, Jeffrey Karish, Robert Sznewajs, Eric Holoman, Chad Brownstein, Steven Sugarman, Richard Lashley, Douglas Bowers and John Grosvenor. On June 10, 2019, a second shareholder derivative action, Johnston v. Sznewajs, No. 8:19-cv-01152, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Johnston action asserts claims for breach of fiduciary duty and unjust enrichment against Robert Sznewajs, Jonah Schnel, Halle Benett, Richard Lashley, Steven Sugarman, John Grosvenor, Chad Brownstein, Jeffrey Karish and Eric Holoman. On June 18, 2019, a third shareholder derivative action, Witmer v. Sugarman, No. 19STCV21088, was filed against current and former officers and directors of Banc of California, Inc. in Los Angeles County Superior Court. The Witmer action asserts claims for breach of fiduciary duty, unjust enrichment and corporate waste against Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Chad Brownstein, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schel, Eric Holoman and Jeffrey Seabold. On June 24, 2019, the Witmer Action was removed to the United States District Court for the Central District of California and assigned docket number 2:19-cv-5488. On September 23, 2019, the Court, ordered that the Gordon, Johnston, and Witmer actions are consolidated for all purposes, including pre-trial proceedings and trial.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From July 1, 2019 to July 31, 2019	499	$13.97	—	—
From August 1, 2019 to August 31, 2019	365	$15.63	—	—
From September 1, 2019 to September 30, 2019	933	$14.34	—	—
Total	1,797	$14.50	—
During the three months ended September 30, 2019, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under the Company's employee stock benefit plans.
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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 8, 2019	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2019	/s/ John A. Bogler
John A. Bogler
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2019	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer and Director of Treasury (Principal Accounting Officer)