Form 10-K
period 2019-12-31
BANC OF CALIFORNIA, INC.
filed 2020-03-02
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 MacArthur Place,	Santa Ana,	California	92707
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code -855 361-2262
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BANC	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	BANC PRD	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	BANC PRE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 30, 2019, was $634.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of

February 25, 2020, the registrant had outstanding 50,419,439 shares of voting common stock and 477,321 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2020.

BANC OF CALIFORNIA, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2019

Forward-Looking Statements
When used in this report and in public stockholder communications, in other documents of Banc of California, Inc. filed with or furnished to the Securities and Exchange Commission (the SEC), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items of Banc of California Inc. and its consolidated subsidiaries, including Banc of California, National Association (the “Company”, “we”, “us” or “our”). By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.
ongoing litigation or future litigation may result in adverse findings, reputational damage, the imposition of sanctions, increased costs, the diversion of management time and resources, and other negative consequences;

ii.	the costs and effects of litigation generally, including legal fees and other expenses, settlements and judgments;

iii.	the risk that our performance may be adversely affected by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) transition we have recently undergone;

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

vi.
risks that any merger and acquisition transactions of the Company may disrupt current plans and operations and lead to difficulties in client and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;

vii.
the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to the effectiveness of our underwriting practices and the risk of fraud, any of which credit and operational risks may lead to increased loan delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our loan loss reserves;

viii.
the transition to a new accounting standard adopted by the Financial Accounting Standards Board, referred to as Current Expected Credit Loss, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for credit losses;

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

We undertake no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I
Item 1. Business
General
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California, National Association (the Bank), a California-based bank. When we refer to the “parent” or the “holding company", we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company”, we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (the FRB) and the Bank is regulated by the Office of the Comptroller of the Currency (the OCC).
Our principal executive office is currently located at 3 MacArthur Place, Santa Ana, California, and our telephone number is (855) 361-2262. Our common stock trades on the New York Stock Exchange under the trading symbol of “BANC”.
Business Overview
The Bank is a relationship-focused business bank. We deliver comprehensive products and solutions for businesses, business owners, and individuals within our footprint through our 32 full service branches extending from San Diego to Santa Barbara. We have served California markets since 1941 through the Bank and its predecessors. The Bank offers a variety of financial products and services designed around our clients in order to serve all of their banking and financial needs.
Strategy
Our strategic objective is to deliver outstanding service to our banking clients through our team's ability to collaborate and execute and perform superior to our competition. This involves listening to understand our clients' needs deeply so that we can actively develop and deliver customized solutions to meet their business needs; executing promptly and holding ourselves accountable to the promises we make our clients. We are focused on fostering relationships with businesses in our markets to establish this understanding and provide an exceptional level of service. We offer a wide variety of deposit, loan and other financial services to both large and small businesses, non-profit organizations, business owners, entrepreneurs, professionals, and high-net worth individuals. Our deposit products include checking, savings, money market, certificates of deposit, retirement accounts and safe deposit boxes. Additional products and services leverage other technology and include automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, card payment services, remote and mobile deposit capture, automated clearing house origination, wire transfer, and direct deposit. Our lending activities are focused on providing thoughtful financing solutions to our clients. We consistently invest in automated solutions and our technology infrastructure to gain operating efficiencies and effectiveness and to improve the client experience as we deliver our high standard of service.
Investment Activities
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. For additional information, see Item 7A of this Annual Report on Form 10-K.
Currently, we primarily invest in collateralized loan obligations (CLOs), agency securities, municipal bonds, agency residential mortgage-backed securities, and corporate debt securities.
A CLO is a single security backed by a pool of debt. The debt pool is a professionally managed portfolio of senior secured loans to corporations. CLOs are not directly secured by residential or commercial mortgages. Rather, the CLOs have rights to the cash flows from a specific tranche of the debt pool via the CLO structure. CLO managers of the debt pools are typically large non-bank financial institutions or banks. CLOs are typically $300 million to $1 billion in size, contain 100 or more loans, and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and an equity tranche. Interest and principal are paid out to the AAA tranche first then move down the capital stack. Losses are borne by the equity tranche first then move up the capital stack. CLOs typically have subordination levels that range from approximately 33% to 39% for AAA, 20% to 28% for AA, 15% to 18% for A and 10% to 14% for BBB.
The CLOs we currently hold may, from time to time, not be actively traded and, under certain market conditions, may be relatively illiquid investments. The market value of CLOs, which can be volatile, may be affected by, among other things, perceived changes in the economy, performance by the manager and performance of the underlying loans.
We attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of AA or higher and by maintaining a pre-purchase due diligence and through an ongoing review process by a dedicated credit administration team. No assurance can be given that these risk mitigation efforts will be successful.

Products Offered
We offer a full array of competitively priced and client-tailored commercial loan and deposit products and services.
Loan Products
We offer a number of commercial loan products including commercial and industrial loans; commercial real estate loans and multifamily loans; Small Business Administration (SBA) loans; construction loans; and other consumer loans. In addition, we have a single family residential (SFR) mortgage loan portfolio that we service, however we no longer originate this type of loan product.
At December 31, 2019, our total loans held-for-investment and loans held-for-sale were $6.0 billion, or 76.0% of total assets, and $22.6 million, or 0.3% of total assets, respectively, compared to $7.70 billion or 72.4% of total assets and $8.1 million or 0.1% of total assets at December 31, 2018, respectively. For additional information concerning changes in our loan portfolio, see "Loans Receivable, Net" and "Loans Held-for-Sale" included in Item 7 of this Annual Report on Form 10-K.
Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, equipment or real property, business acquisitions, warehousing lending, and other business lines of credit. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, our policies provide specific guidelines regarding debt coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Owner occupied commercial real estate loans are extended to purchase or refinance real property and are usually 50% or more occupied by the underlying business and the business's cash flow is the primary source of repayment. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to finance a mortgage that a borrower uses to purchase SFR property or refinance an existing mortgage.
Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as accounts receivable, loans, inventory, equipment or real estate and typically have a term of 1-5 years.
Commercial and industrial loans may be unsecured for well-capitalized and highly profitable borrowers. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate (Prime Rate) and will vary based on market conditions and be commensurate to the perceived credit risk. Loans are generally written with a floor rate of interest typically set at market. Some of the owner-occupied commercial real estate loans may be fixed for periods of up to 10 years and many have prepayment penalties. Commercial and industrial loans generally are made to businesses that have had profitable operations and have a conservative debt-to-net worth ratio, good payment histories as evidenced by credit reports, acceptable working capital, and operating cash flow sufficient to demonstrate the ability to pay obligations as they become due.
Our commercial credit banking standard includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of macro and micro conditions affecting the borrower and the industry in which they participate. Detailed analysis of the borrower’s past, present and future cash flow is also an important aspect of the credit analysis, as it is the primary source of repayment. In addition, commercial and industrial loans are typically monitored periodically to provide an early warning for deteriorating cash flow. All commercial and industrial loans must have well-defined primary and secondary or, at times, tertiary sources of repayment.
In order to mitigate the risk of borrower default, we generally require collateral to support the credit and, in the case of loans made to businesses, we typically obtain personal guarantees from their owners. We attempt to control the risk by generally requiring loan-to-value (LTV) ratios as of the origination date to be lower than 80%, or in the case of SBA loans that are secured by owner occupied commercial real estate loans, to be lower than 75%, and by regularly monitoring the amount and value of the collateral in order to maintain that ratio. However, the collateral securing the loans may depreciate over time, may be difficult to appraise or may fluctuate in value based on the success of a business. Because of the potential value reduction, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent, in part, upon general economic conditions. See “Asset Quality” under "Loans Receivable, Net" included in Item 7 of this Annual Report on Form 10-K.
Commercial and industrial loan growth also assists in the growth of our deposits because many commercial and industrial loan borrowers establish deposit accounts and utilize treasury management services. Those deposit accounts help us to reduce the overall cost of funds and those banking service relationships provide a source of noninterest fee income.

Commercial Real Estate and Multifamily Loans
Commercial real estate and multifamily loans are secured primarily by multifamily dwellings, industrial/warehouse buildings, anchored and non-anchored retail centers, office buildings and, on a limited basis, hospitality properties primarily located in our market area.
Loans secured by commercial real estate and multifamily properties are originated with either a fixed or an adjustable interest rate. The interest rate on adjustable rate loans is based on a variety of indices, generally determined through negotiation with the borrower. LTV ratios on these loans typically do not exceed 75% of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and generally have maturities of 15 years with maximum maturities of 30 years for multifamily loans and 10 years for commercial real estate loans.
Loans secured by commercial real estate and multifamily properties are underwritten based on the income producing potential of the property and the financial strength of the borrower and/or guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate and multifamily loans are performed by independent state licensed appraisers approved by management. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information. Because payments on loans secured by commercial real estate and multifamily properties are often dependent on the successful operation or management of the properties, adverse conditions in the real estate market or the economy may affect repayment of these loans. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality” under "Loans Receivable, Net" included in Item 7 of this Annual Report on Form 10-K.
Small Business Administration Loans
We provide SBA loan products through the Bank and have earned the Preferred Lender Program designation which delegates loan approval, as well as closing and most servicing and liquidation authority to the Bank. We currently provide the following SBA products:

•
7(a)—These loans provide the Bank with a guarantee from the SBA for up to 85% of the loan amount for loans up to $150,000 and 75% of the loan amount for loans of more than $150,000, with a maximum loan amount of $5 million. These are term loans that can be used for a variety of purposes including commercial real estate, business acquisition, working capital, expansion, renovation, new construction, and equipment purchases. Depending on collateral, these loans can have terms ranging from 7 to 25 years. The guaranteed portion of these loans is often sold into the secondary market.

•
504 Loans—These are real estate loans in which the lender can advance up to 90% of the purchase price; retain 50% as a first trust deed; and have a Certified Development Company (CDC) retain the second trust deed for 40% of the total cost. CDCs are licensed by the SBA. Required equity of the borrower is 10%. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.

SBA loans are subject to federal legislation that can affect the availability and funding of the program. This dependence on legislative funding might cause future limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business. Our portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower's or guarantor's financial capabilities. We attempt to mitigate these risks through: (i) reviewing each loan request and renewal individually; (ii) adhering to written loan policies; (iii) adhering to SBA policies and regulations; (iv) obtaining independent third party appraisals; and (v) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, we review financial statements and other documents of borrowers on an ongoing basis during the term of the relationship and responds to any identified deterioration.
Construction Loans
We provide short-term construction loans primarily relating to single family or multifamily residential properties. Construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the projects, borrower’s creditworthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. We utilize independent state licensed appraisers approved by management and monitor projects during construction through inspections and a disbursement program tied to the percentage of completion of each project. We may, in the future, originate or purchase loans or participations in construction, renovation and rehabilitation loans on residential, multifamily and/or commercial real estate properties.

Single Family Residential Mortgage Loans
We previously originated SFR mortgage loans but discontinued offering this loan product during 2019. Our SFR portfolio generally consists of mortgage loans that are secured by a first deed of trust on single family residences mainly throughout California. The SFR portfolio includes non-conforming SFR mortgage loans where the loan amount exceeded Fannie Mae or Freddie Mac limits, or the loans otherwise did not conform to Fannie Mae or Freddie Mac guidelines. The SFR portfolio generally includes mortgage loans that earn interest on either a fixed or an adjustable rate basis. The SFR portfolio generally includes mortgage loans underwritten based on the applicant’s income and credit history and the appraised value of the subject property. Properties secured by SFR mortgage loans were appraised by independent fee appraisers approved by management at origination. We required borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary. A majority of SFR mortgage loans originated by us were made to finance the purchase or the refinance of existing loans on owner occupied homes, with a smaller percentage used to finance non-owner occupied homes.
The majority of the SFR loans in the portfolio are Adjustable Rate Mortgage (ARM) loans tied to a variety of indices which were offered with flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. During the year ended December 31, 2019, we originated $315.9 million of held-for-investment SFR ARM loans with terms up to 30 years. At December 31, 2019, $1.56 billion, or 97.9% of the SFR mortgage portfolio, were adjustable rate and this compares to $2.25 billion, or 97.4% of the SFR mortgage portfolio, at December 31, 2018.
The SFR portfolio also includes interest only loans, which have payment features that allow interest only payments during the first five or seven years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate period, the interest rate and payment begin to adjust on an annual basis, with fully amortized payments that include principal and interest calculated over the remaining term of the loan. The loan could be secured by owner or non-owner occupied properties that include single family units and second homes. For additional information, see “Non-Traditional Mortgage Portfolio” and “Non-Traditional Mortgage Loan Credit Risk Management” under “Loans Receivable, Net” included in Item 7 of this Annual Report on Form 10-K.
Other Consumer Loans
We originate consumer loans primarily in our market area, including a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduces our exposure to changes in interest rates, and carry higher rates of interest than SFR mortgage loans. We believe offering consumer loan products helps to expand and create stronger ties to our existing client base by increasing the number of client relationships and providing cross-marketing opportunities.
Lending Limits
Our lending is subject to legal lending limits. Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests any amount that exceeds 15% of a bank’s capital and surplus, plus an additional 10% of a bank’s capital and surplus, if the amount that exceeds a bank’s 15% general limit is fully secured by readily marketable collateral. At December 31, 2019, the Bank’s authorized legal lending limits for loans to one borrower were $151.2 million for unsecured loans and an additional $100.8 million for specific secured loans.
Deposit Products and Sources of Funds
General
Our primary sources of funds are deposits, certificates of deposits, payments (including interest and principal) on outstanding loans and investment securities, other short-term investments and funds provided from operations and sales of loans and investment securities. While scheduled payments from loans and investment securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet known and unknown lending commitments and deposit flows of our clients. We also generate cash through borrowings mainly by utilizing the Federal Home Loan Bank (FHLB) advances to leverage our capital base, to provide funds for our lending activities, as a source of liquidity, and to enhance our interest rate risk management.
Deposits
We offer a variety of deposit products to our clients with a wide range of interest rates and terms. Deposits consist of interest-bearing and noninterest-bearing demand accounts, savings accounts, money market deposit accounts, and certificates of deposit. We solicit deposits primarily in our market area, excluding brokered deposits. We primarily rely on our relationships from our lending activities, competitive pricing policies, marketing and exceptional client service to attract and retain deposits. Deposit levels are influenced significantly by general economic conditions, prevailing interest rates and competition. The variety of deposit products we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in demand from actual and prospective clients.

We manage the pricing of deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on our experience, we believe that our deposits are a relatively stable source of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them have been and will continue to be significantly affected by market conditions.
Core deposits, which we define as low interest-bearing and noninterest-bearing demand deposits, savings, money market deposit accounts, and certificates of deposits, excluding brokered deposits, decreased $791 million during the year ended December 31, 2019 and totaled $5.4 billion at December 31, 2019 representing 99.8% of total deposits on that date. We held brokered deposits of $10.0 million, or 0.2% of total deposits at December 31, 2019, compared to 21.6% at December 31, 2018.
FHLB Advances and Long Term Debt
Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals to diversify funding sources and enhance interest rate risk management.
We utilize FHLB advances and securities sold under repurchase agreements to leverage our capital base, to provide funds for our lending activities, to provide a source of liquidity, and to enhance our interest rate risk management activities. We also had the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank) as well as through unsecured federal funds lines with correspondent banks. We may obtain advances from the FHLB by collateralizing the advances with certain of our loans and investment securities. These advances may be made pursuant to several different credit programs each of which has its own interest rate, range of maturities and call features. At December 31, 2019, we had $1.20 billion in FHLB advances outstanding and the ability to borrow an additional $1.02 billion.
Availability and terms on securities sold under repurchase agreements are subject to the counterparties' discretion and our pledging of investment securities. At December 31, 2019, we had no securities sold under repurchase agreements. We also have the ability to borrow $16.7 million from the Federal Reserve Bank and $185.0 million from unsecured federal funds lines with correspondent banks as of December 31, 2019. For additional information, see Note 11 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition, we have unsecured long term senior notes with an April 15, 2025 maturity date at a stated rate of 5.25% totaling $173.4 million as of December 31, 2019. For additional information, see Notes 12 and 13 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Competition and Market Area
We face strong competition in originating real estate and all of our loan products and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions and mortgage bankers. With respect to commercial and industrial lending and consumer loans, we also encounter vigorous competition from finance companies. We attract deposits through our relationships from our lending activities, community banking branch network, and our treasury management services. Consequently, we have the ability to service client needs with a variety of deposit accounts and products at competitive rates. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds, broker dealers, registered investment advisors, investment banks, financial institutions, financial service companies, and other alternative investments.
Based on the most recent branch deposit data as of June 30, 2019, provided by the Federal Deposit Insurance Corporation (FDIC), the Bank's share of deposits in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2019
Los Angeles County	0.49%
Orange County	2.51%
San Diego County	0.35%
Santa Barbara County	0.51%
Employees
At December 31, 2019, we had a total of 652 full-time employees and 8 part-time employees. Our employees are not represented by any collective bargaining group and management considers its employee relations to be satisfactory.

Available Information
We file with the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, an annual proxy statement and other reports and information. We invite you to visit our website at www.bancofcal.com via the "Investor Relations" link, to access free of charge these filings and amendments to these filings, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). We also make available on that website our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for all committees of our Board of Directors. Any changes to our Code of Business Conduct and Ethics or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of these reports or other documents at Banc of California, 3 MacArthur Place, Santa Ana, CA 92707, Attn: Investor Relations. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at www.sec.gov.
Risk Governance
We conduct our business activities under a system of risk governance controls. Key elements of our risk governance structure include the risk appetite framework and risk appetite statement. The risk appetite framework we adopted is managed in conjunction with our strategic and capital plans. The strategic and capital plans articulate the Board of Director's (Board's) approved statement of financial condition, loan concentration targets and the appropriate level of capital to manage our business risks properly.
The risk appetite framework includes a risk appetite statement, risk limits, and an outline of roles and responsibilities for risk management activities. The risk appetite statement is an expression of the maximum level of residual risk that we are prepared to accept in order to achieve our business objectives. Defining, communicating, and monitoring our risk is fundamental to a safe and sound control environment and a risk-focused culture.
The Board of Directors establishes our strategic objectives and approves our risk appetite statement, which is developed in collaboration with our executive leadership. The executive team translates the Board-approved strategic objectives and the risk appetite statement into targets and constraints for business lines and legal entities.
Our risk appetite framework includes policies, procedures, controls, and management information systems; through which the risk appetite is established, communicated, managed, and monitored. We utilize a risk assessment process to identify inherent risks across the Company, gauges the effectiveness of internal controls, and establishes tolerances for residual risk in each of the following risk categories: strategic, reputational, earnings, capital, liquidity, asset quality (credit), market, operational, compliance, and diversification/concentration.
Each risk category is assigned a qualitative statement as well as specific, measurable, risk metrics. The risk metrics have variance thresholds established which indicate whether the metric is within tolerance or at variance to our risk appetite. Variance(s) to the defined risk appetite are reported and monitored regularly by both executive management and the Board. Where appropriate, remediation measures and/or risk acceptance, is defined and reviewed by executive management and the Board.
We integrate risk appetite and enterprise risk management under a common framework. Key elements of this framework that support our risk management activities include:

•
Executive management governance committees that govern the management of risks within the organization and within the established risk appetite. These committees review and drive risk and control decisions, address escalated issues and actively oversee our risk mitigation activities with an escalation path to the Board.

•
Policies and programs that articulate the culture and risk limits of our business and provides clarity around encouraged and discouraged activities. Additional policies cover key risk disciplines and business segments (for example, our Commercial Real Estate Policy) and other important aspects supporting the Bank's activities (for example, policies relating to appraisals, risk ratings, fair lending, etc.).

•	Processes, personnel and control systems are in place to promote the identification, measurement, assessment, and control of both current and emerging risk.

•
Three lines of defense that are integrated, include specific roles and responsibilities for risk management activities, and provide credible challenge and appropriate identification and escalation of critical information and issues.

•
Credit Approval Authorities—All of our material credit exposures are approved by a credit risk management group that is independent of the business units. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint enterprise risk committee of the Company's Board of Directors and the Bank's Board of Directors review and approve material loan pool purchases, divestitures, and any other transactions as appropriate.

Asset Quality

•
Concentration Risk Management Policy—To mitigate and manage the risk within our loan portfolio, the Board adopted a concentration risk management policy, pursuant to which it expects to review and revise concentration risk to tolerance thresholds at least annually and otherwise from time to time as appropriate. It is anticipated that these concentration risk to tolerance thresholds may change at any time when the Board of Directors is considering material strategic initiatives such as acquisitions, new product launches and terminations of products or other factors as the Board of Directors believes appropriate. We developed procedures relating to the appropriate actions to be taken should management seek to increase the concentration guidelines or exceed the guideline maximum based on various factors. Concentration risk to tolerance thresholds are intended to aid management and the Board to ensure that the loan concentrations are consistent with the Board’s risk appetite.

•
Stress Testing—We have developed a Stress Testing Policy and stress testing methodology as a tool to evaluate our loan portfolio, capital levels and strategic plan with the objective of ensuring that our loan portfolio and balance sheet concentrations are consistent with the Board-approved risk appetite and strategic and capital plans.

•
Loan Portfolio Management—Our management credit committee formally reviews the loan portfolio on a regular basis. Risk rating trends, loan portfolio performance, including delinquency status, and the resolution of problem assets are reviewed and closely managed.

•
Regular discussions occur between the areas of executive management, Treasury, Treasury Management, Credit and Risk Management and the business units with regard to the pricing of our loan products. These groups meet to ensure that pricing of our products is appropriate and consistent with our strategic and capital plans.

Regulation and Supervision
General
We are extensively regulated under federal laws. As a financial holding company, Banc of California, Inc. is subject to the Bank Holding Company Act of 1956, as amended (the BHCA), and its primary regulator is the FRB. As a national bank, the Bank is subject to regulation primarily by the OCC. In addition, as an insured depository institution the Bank is also subject to regulation by the FDIC.
Federal and state laws and regulations generally applicable to financial institutions regulate Banc of California, Inc.’s and the Bank’s scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This regulation and supervision by the federal banking agencies is intended primarily for the protection of clients and depositors, the stability of the U.S. financial system, and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders or debt holders. Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations in this Form 10-K, is not complete and is qualified in its entirety by reference to applicable laws and regulations.
Banc of California, Inc.
Permissible Activities. In general, the BHCA limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the FRB has determined to be so closely related to banking as to be properly incidental thereto.
As a bank holding company that has elected to become a financial holding company pursuant to the BHCA, Banc of California, Inc. may also engage in activities permitted for bank holding companies and may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking.
Acquisitions. The BHCA requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (iii) it may merge or consolidate with any other bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's managerial and financial resources, the applicant's performance record under the Community Reinvestment Act of 1977, as amended (the CRA), fair housing laws and other consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.

Capital Requirements. As a bank holding company, Banc of California, Inc. is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements” below. As of December 31, 2019, Banc of California, Inc. had capital ratios in excess of the minimums required to be considered "well capitalized".
Dividends. Under the FRB’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with our capital needs, asset quality, and overall financial condition. A bank holding company must give the FRB prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10% or more of its consolidated net worth. Notice to the FRB would include, but may not be limited to, background information on a redemption, pro-forma financial statements that reflect the planned transaction including impact to the Company and stress testing that incorporates the transaction. The FRB may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, FRB order, or condition imposed in writing by the FRB. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue. Regarding dividends, see "Capital Requirements" below.
Source of Strength. Under FRB policy and federal law, a bank holding company, such as the Company, must act as a source of financial and managerial strength for their insured depository institution subsidiaries, such as the Bank, particularly when such subsidiaries are in financial distress.
The Bank
Liquidity. The Bank is subject to a variety of requirements under federal law. The Bank is required to maintain sufficient liquidity to ensure safe and sound operations. For additional information, see "Liquidity" included in Item 7 of this Annual Report on Form 10-K.
Safety and Soundness. The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.
Reserve Requirements. The FRB requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2019, the Bank was in compliance with these reserve requirements.
Acquisitions. The OCC must approve an acquisition of the Bank and the Bank’s acquisition of other financial institutions and certain other acquisitions. For a discussion of the factors considered by the OCC in connection with such acquisitions, see --Banc of California, Inc.-Acquisitions above. Generally, the Bank may branch de novo nationwide, but branching by acquisition may be restricted by applicable state law.
Lending Limits. The Bank’s general limit on loans to one borrower is 15% of its capital and surplus, plus an additional 10% of its capital and surplus if the amount of loans greater than 15% of capital and surplus is fully secured by readily marketable collateral. Capital and surplus means Tier 1 and Tier 2 capital plus the amount of allowance for loan losses not included in Tier 2 capital. The Bank has no loans in excess of its loans-to-one borrower limit.
Dividends. The Company’s primary source of liquidity is dividend payments from the Bank. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision. Dividends can also be restricted if the capital conservation buffer requirement is not met.
FDIC Insurance
Premiums for deposit insurance and assessments FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the deposit insurance assessment for institutions with less than $10.0 billion in assets is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the FDIC’s Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

The Dodd-Frank Act changes the way that deposit insurance premiums are calculated. The assessment base is based upon average consolidated total assets less average tangible equity. The Dodd-Frank Act also increased the minimum designated reserve ratio of the FDIC’s Deposit Insurance Fund from 1.15% to 1.35% of the estimated amount of total insured deposits, eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.
Capital Requirements
The Company and the Bank are subject to capital regulations adopted by the FRB and the OCC. The current regulations establish required minimum ratios for common equity Tier 1 (CET1) capital, Tier 1 capital and total capital and a leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Under these capital regulations, the minimum capital ratios are: (i) a CET1 capital ratio of 4.5% of total risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of total risk-weighted assets; (iii) a total capital ratio of 8.0% of total risk-weighted assets; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.
CET1 capital generally consists of common stock, retained earnings, accumulated other comprehensive income (AOCI) except where an institution elects to exclude AOCI from regulatory capital, and certain minority interests, subject to applicable regulatory adjustments and deductions, including deduction of certain amounts of mortgage servicing assets and certain deferred tax assets that exceed specified thresholds. We elected to permanently opt out of including AOCI in regulatory capital. Tier 1 capital generally consists of CET1 capital plus noncumulative perpetual preferred stock and certain additional items less applicable regulatory adjustments and deductions. Tier 2 capital generally consists of subordinated debt, certain other preferred stock, and allowance for loan losses up to 1.25% of risk-weighted assets, less applicable regulatory adjustments and deductions. Total capital is the sum of Tier 1 capital and Tier 2 capital.
Assets and certain off-balance sheet items are assigned risk-weights ranging from 0% to 1,250%, reflecting credit risk and other risk exposure, to determine total risk-weighted assets for the risk-based capital ratios.
In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.
To be considered "well-capitalized", the Company must maintain on a consolidated basis a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more and not be subject to any written agreement, capital directive or prompt corrective action directive issued by the FRB to meet and maintain a specific capital level for any capital measure. For the well-capitalized standard applicable to the Bank, see “Prompt Corrective Action” below.
In addition, the Company and the Bank are subject to the final rule adopted by the FRB, OCC and FDIC in July 2019 relating to simplifications of the capital rules applicable to non-advanced approaches banking organizations. These rules will be effective for the Company on April 1, 2020, and provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.
Prompt Corrective Action
The Bank is required to maintain specified levels of regulatory capital under the capital and prompt corrective action regulations of the OCC. To be adequately capitalized, an institution must have the minimum capital ratios discussed in “Capital Requirements” above. To be well-capitalized, an institution must have a CET1 risk-based capital ratio of at least 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%, and not be subject to any written agreement, capital directive or prompt corrective action directive issued by its primary federal banking regulator to meet and maintain a specific capital level for any capital measure. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.
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
For institutions that are not at least adequately capitalized, progressively more severe restrictions generally apply as capital ratios decrease or if the OCC reclassifies an institution into a lower capital category due to unsafe or unsound practices or unsafe or unsound condition. Such restrictions may cover all aspects of operations and may include a forced merger or acquisition. An institution that becomes “critically undercapitalized” because it has a tangible equity ratio of 2.0% or less is generally subject to the appointment of the FDIC as receiver or conservator for the institution within 90 days after it becomes critically undercapitalized. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.
Anti-Money Laundering and Suspicious Activity
Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) require all financial institutions, including banks, to implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on clients. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition.
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
The OCC regularly assesses the Bank on its record in meeting the credit needs of the communities it serves, including low-income and moderate-income neighborhoods. In the uniform four-tier- rating system used by federal banking agencies in assessing CRA performance, an "Outstanding" rating is the top tier rating. This CRA rating deals strictly with how well an institution is meeting its responsibilities under the CRA and the OCC takes into account performance under the CRA when considering a bank’s application to establish or relocate a branch or main office or to merge with, acquire assets of, or assume liabilities of another insured depository institution. The bank’s record may be the basis for denying the application.
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
In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The FRB has not joined the proposed rulemaking. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
Financial Privacy Under the Requirements of the Gramm-Leach-Bliley Act
The Company and its subsidiaries are required periodically to disclose to their retail clients the Company’s policies and practices with respect to the sharing of nonpublic client information with its affiliates and others, and the confidentiality and security of that information. Under the Gramm-Leach-Bliley Act (the GLBA), retail clients also must be given the opportunity to “opt out” of information-sharing arrangements with non-affiliates, subject to certain exceptions set forth in the GLBA.
Limitations on Transactions with Affiliates and Loans to Insiders
Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is generally any company or entity which controls, is controlled by or is under common control with the bank but which is not a subsidiary of the bank. The Company and its subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the Bank’s capital stock and surplus, and limits all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes a loan by the Bank to an affiliate, the purchase of or investment in securities issued by an affiliate by the Bank, the purchase of assets by the Bank from an affiliate, the acceptance by the Bank of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance by the Bank of a guarantee, acceptance or letter of credit on behalf of an affiliate. Loans by the Bank to an affiliate must be collateralized.
In addition, subject to certain exceptions, the Federal Reserve Act and related regulations place quantitative and other restrictions on loans to executive officers, directors and principal stockholders of the Bank and its affiliates, including a requirement that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons, and not involve more than the normal risk of repayment or present other unfavorable features.

The Company and its affiliates, including the Bank, maintain programs to meet the limitations on transactions with affiliates and restrictions on loans to insiders and the Company believes it and the Bank are currently in compliance with these requirements.
Identity Theft
Under the Fair and Accurate Credit Transactions Act (FACT Act), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. Under the FACT Act, the Bank is required to adopt reasonable policies and procedures to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program: (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to clients or to the safety and soundness of the financial institution or creditor from identity theft.
The Bank maintains a program to meet the requirements of the FACT Act and the Bank believes it is currently in compliance with these requirements.
Consumer Protection Laws and Regulations; Other Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers, including but not limited to the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement the foregoing. Among other things, these laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) as an independent bureau within the Federal Reserve System that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws. The Company and the Bank are subject to CFPB’s regulations regarding consumer financial services and products. Banks and bank holding companies with assets in excess of $10 billion are also subject to supervision and examination by the CFPB with respect to federal consumer protection laws and regulations. The CFPB has issued numerous regulations, and is expected to continue to do so in the next few years. The CFPB’s rulemaking, examination and enforcement authority has significantly affected, and is expected to continue to significantly affect, financial institutions involved in the provision of consumer financial products and services, including the Company and the Bank.
The CFPB has issued rules under the Dodd-Frank Act affecting the Bank’s residential mortgage lending business, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our clients are located.
Restrictions on residential mortgages promulgated under the Dodd-Frank Act include (i) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs; (ii) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal); (iii) a ban on prepayment penalties for certain types of loans; (iv) bans on arbitration provisions in mortgage loans; and (v) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or mortgage-backed securities. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2019, the Bank had $32.3 million in FHLB stock, which was in compliance with this requirement.
Volcker Rule
The so-called “Volcker Rule” issued under the Dodd-Frank Act, which became effective in July 2015, restricts the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, banking entities), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”
Trading in certain government obligations is not prohibited. These include, among others, obligations of or guaranteed by the United States or an agency or government sponsored entity (GSE) of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.
In October 2019, the FRB, OCC, FDIC, Commodity Futures Trading Commission and SEC finalized rules to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. These regulators have also stated their intention to engage in further rulemaking with respect to the implementing regulations relating to covered funds, including potential changes to the definition of “covered fund” and the prohibitions on certain covered transactions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards. We generally do not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Company and its subsidiaries.
Future Legislation or Regulation
In light of recent conditions in the United States economy and the financial services industry, the Trump administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been, and will likely continue to be, introduced. We cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, our operations or financial condition.
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
Risks Relating to Our Business and Operating Environment
The primary focus of our business strategy is transitioning to a relationship-focused business bank, which presents a number of challenges and risks.
For most of our operating history, reflecting the Bank’s roots as a thrift institution, the vast majority of our loans were secured by single family residential real estate. The Bank converted from a federal savings bank to a national bank in 2013, and has recently transformed to a relationship focused business bank. At December 31, 2019, commercial loans totaled $4.31 billion, or 72.4% of total loans held for investment, as compared to $1.04 billion, or 42.7% of total loans held for investment, at December 31, 2013. Commercial loans at December 31, 2019 were principally comprised of commercial real estate loans, commercial and industrial loans and multifamily loans, totaling $818.8 million, $1.69 billion and $1.49 billion, and representing 13.8%, 28.4% and 25.1%, of total loans held for investment. As a general matter, commercial real estate and multifamily loans and commercial and industrial loans are higher yielding, but have a greater risk of loss, than single family residential real estate loans.
As part of our efforts to transition to a relationship focused business bank, we are focused on marketing our products and services to businesses, business-owners and entrepreneurs.
Building out our core business banking platform has required us to make a significant investment in human capital. During 2019, we changed almost our entire executive management team and transformed our business banking teams and may add more new hires in the future. No assurance can be given that we will be able to retain the recent hires or attract and retain additional new hires with the requisite qualifications. The expanded business banking team has been tasked with growing relationships and market share while delivering a tailored client experience. A key marker of success in this area will be growth in core deposits, which we define as low interest-bearing and noninterest-bearing demand deposits, savings, money market deposit accounts, and certificates of deposit, excluding brokered deposits, to provide a less costly and more stable source of funding. It may prove difficult to grow our core deposit base. See “--We may not be able to develop and maintain a strong core deposit base or other low cost funding sources.”
If we are not successful in our efforts to fully transition to a relationship focused business bank, this could adversely affect our business, financial condition and results of operations.
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
If we foreclose on a commercial real estate or multifamily loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate and multifamily loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and multifamily loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Our commercial real estate and multifamily loans decreased during the year ended December 31, 2019, to $2.31 billion, or 38.9% of our total loans held-for-investment from $3.11 billion, or 40.4% of our total loans held-for-investment, at December 31, 2018.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its clients. As of December 31, 2019, our commercial and industrial loans totaled $1.69 billion, or 28.4% of our total loans held-for-investment.
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
In 2019, the Bank focused on remixing the deposit base towards core relationship deposits. The Bank experienced net deposit outflows from high-rate large balance accounts (defined as $100 million or more in balances) primarily in the former Institutional Banking business unit.
In 2019, the Bank increased its focus and attention toward expanding its core relationship deposit business, including recruiting sales and product personnel and adding subject matter expertise. The competitive landscape for deposits continued throughout 2019. Outflows were offset by new account and client acquisitions. In a competitive market, depositors have many choices as to where to place their deposit accounts. As the Bank continues to grow its core deposit base and seeks to reduce its exposure to high rate/high volatility accounts, it may continue to experience a net deposit outflow, which could negatively impact our business, financial condition and results of operations.

We are reducing the overall size of our organization, and we may encounter difficulties in managing our business as a result of this reduction of expenses.
The reduction of expenses, including a previously implemented reduction in force, resulted in the loss of some longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This could be made more challenging by the reduction in expenses and additional measures we may take to reduce costs, including our continued reduction in use of third party advisors. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and additional cost containment measures may have unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. Employees who were not affected by the reduction in force may seek alternate employment, which could require us to obtain contract support at unplanned additional expense.
It is possible that the actual savings we realize from the previously implemented reduction in force and our continued reduction in use of third party advisors will be less than anticipated and the costs associated with the reduction in force will be greater than anticipated.
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
Additionally, from time to time we undertake strategic project initiatives. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.
Our financial condition and results of operations are dependent on the national and local economy, particularly in the Bank’s market areas. A worsening in economic conditions in the market areas we serve may impact our earnings adversely and could increase the credit risk of our loan portfolio.
We cannot accurately predict the possibility of the national or local economy’s return to recessionary conditions or to a period of economic weakness, which would adversely impact the markets we serve. Our primary market area is concentrated in the greater Los Angeles, Orange, San Diego, and Santa Barbara counties. Adverse economic conditions in any of these areas can reduce our rate of growth, affect our clients’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	Demand for our products and services may decline;

•	Loan delinquencies, problem assets and foreclosures may increase;

•	Collateral for our loans may decline in value; and

•	The amount of our low cost or noninterest-bearing deposits may decrease.
Changes in federal, state or local tax laws, or audits from tax authorities, could negatively affect our financial condition and results of operations.
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. In particular, the Tax Cuts and Jobs Act, which was signed into law in December 2017, includes a number of provisions impacting the banking industry and the borrowers and the market for residential and commercial real estate. Changes include a lower limit on the deductibility of interest on residential mortgage loans and home equity loans; a limitation on the deductibility of business interest expense; a limitation on the deductibility of property taxes and state and local income taxes, etc. The law's limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers has increased the after-tax cost of owning a home for many of our existing clients. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Further, these changes implemented by this tax law could make some businesses and industries less inclined to borrow, potentially reducing demand for our commercial loan products. Finally, we may be negatively impacted more than our competitors because our business strategy focuses on California, which has a higher cost real estate market compared to other states.
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
Severe weather, natural disasters such as earthquakes and wildfires, acts of war or terrorism, pandemics and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our results of operations and our financial condition.
There are risks associated with our lending activities and our allowance for loan losses may prove to be insufficient to absorb actual incurred losses in our loan portfolio.
Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	Cash flow of the borrower and/or the project being financed;

•	In the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	The credit history of a particular borrower;

•	Changes in interest rates;

•	Changes in economic and industry conditions; and

•	The duration of the loan.
We maintain an allowance for loan losses which we believe is appropriate to provide for probable incurred losses inherent in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	An ongoing review of the quality, size and diversity of the loan portfolio;

•	Evaluation of non-performing loans;

•	Historical default and loss experience;

•	Historical recovery experience;

•	Existing economic conditions;

•	Risk characteristics of the various classifications of loans; and

•	The amount and quality of collateral, including guarantees, securing the loans.
If actual losses on our loans exceed our estimates used to establish our allowance for loan losses, our business, financial condition and profitability may suffer.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, fraud and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 0.97% of total loans held-for-investment and 132.97% of non-performing loans at December 31, 2019. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for loan losses if the charge-offs exceed the allowance for loan losses), based on judgments different than that of management. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments, which is effective for annual and interim periods beginning after December 15, 2019, substantially changes the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changes the existing incurred loss impairment methodology in GAAP with a methodology that reflects lifetime expected credit losses (CECL) and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. CECL is generally thought to result in the earlier recognition of credit losses in financial statements.  Under the incurred loss model, we recognized losses when they were incurred. CECL represents a departure from the incurred loss model. CECL requires loans held for investment and held-to-maturity securities to be presented at the net amount expected to be collected (net of the allowance for credit losses). CECL also requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In addition, the measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
The CECL model materially impacts how we determine our allowance for loan losses and may require us to significantly increase our allowance for loan losses. Furthermore, we may experience more fluctuations in our allowance for loan losses, which may be significant. We have developed our models to estimate lifetime expected credit losses on our loans primarily using a lifetime loss methodology. We have used these models to execute our process for estimating the allowance for credit losses under the new standard in parallel with our existing process for estimating the allowance for credit losses based on incurred losses and have developed an appropriate governance process for our estimate of expected credit losses under the new standard. The adoption of this standard will be applied through a cumulative effect adjustment to retained earnings as of January 1, 2020. We expect our allowance for credit losses may increase by approximately 5% to 15% from our allowance for loan losses as of December 31, 2019.
Future provisions under the CECL model could have a material adverse effect on our results of operations and financial condition. It is also possible that our ongoing lending activity will be negatively impacted in periods following adoption. The FRB, OCC and FDIC have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. We expect to adopt this phase in option during 2020.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
At December 31, 2019, $1.59 billion, or 26.7% of our total loans held-for-investment, was secured by SFR mortgage loans and home equity lines of credit (HELOCs), as compared with $2.35 billion, or 30.5% of our total loans held-for-investment, at December 31, 2018. This type of lending is particularly sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the California housing markets may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
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
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Notwithstanding these practices, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior. In addition, our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage, and underwrite our clients become less predictive of future behaviors, or in the case of borrower fraud. During the year ended December 31, 2018, we recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15 million dollar line of credit originated in February 2018 to a borrower that made false representations and provided false documentation to us. In addition, during the year ended December 31, 2019, we recorded a provision for loan losses of $36.4 million, primarily attributable to a $35.1 million line of credit originated in November 2017 to a borrower who was purportedly the subject of a fraudulent scheme. We are actively evaluating all available sources of recovery, although no assurance can be given that we will be successful in that regard. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. At December 31, 2019, 74.3% of our commercial real estate loans, 82.2% of our multifamily loans and 68.7% of our originated SFR mortgage loans were secured by collateral in southern California. Deterioration in real estate values and underlying economic conditions in southern California could result in significantly higher credit losses to our portfolio.
Our non-traditional and interest only SFR loans expose us to increased lending risk.
Many of the residential mortgage loans we have originated for investment consist of non-traditional SFR mortgage loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan-to-value ratios or debt-to-income ratios, loan terms, loan size (exceeding agency limits) or other exceptions from agency underwriting guidelines. Moreover, many of these loans do not meet the qualified mortgage definition established by the Consumer Financial Protection Bureau, and therefore contain additional regulatory and legal risks. See “Rulemaking" changes by the CFPB in particular are expected to result in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.” In addition, the secondary market demand for nonconforming mortgage loans generally is limited, and consequently, we may have a difficult time selling the nonconforming loans in our portfolio should we decide to do so.
In the case of interest only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest only loans decreased during the year ended December 31, 2019, to $545.4 million, or 9.2% of our total loans held-for-investment from $753.1 million, or 9.8% of our total loans held-for-investment, at December 31, 2018.
If our investments in other real estate owned are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (OREO), and at certain other times during the asset’s holding period. Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional write-downs to our investments in OREO could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations. As of December 31, 2019, we had no OREO.
We are exposed to risk of environmental liabilities with respect to real properties acquired.
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
We believe that, as a result of the increased defaults and foreclosures during the last recession resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of residential mortgage loans are particularly sensitive to obtaining indemnification or the requirement of originators to repurchase loans, and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2019, 2018 and 2017, we sold residential (multifamily and SFR) mortgage loans aggregating $1.13 billion, $14.5 million, and $1.88 billion. To recognize the potential loan repurchase or indemnification losses on all single family and multifamily loans sold in 2019 and prior to 2019, we maintained a total reserve of $6.2 million at December 31, 2019. Increases to this reserve as a result of the sale of loans are a reduction in our gain on the sale of loans. Increases and decreases to this reserve subsequent to the sale are included as a component of noninterest expense. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
Deterioration in the economy, an increase in interest rates or a decrease in home values could increase client defaults on loans that were sold and increase demand for repurchases and indemnification and increase our losses from loan repurchases and indemnification. If we are required to indemnify loan purchasers or repurchase loans and incur losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations. In addition, any claims asserted against us in the future by loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.
Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.
As of December 31, 2019, we had $912.6 million of securities available-for-sale, as compared with $1.99 billion of securities available-for-sale as of December 31, 2018.
As of December 31, 2019, securities available-for-sale that were in an unrealized loss position had a total fair value of $859.3 million with unrealized losses of $17.0 million. These unrealized losses related primarily to collateralized loan obligations.
As of December 31, 2018, securities available-for-sale that were in an unrealized loss position had a fair value of $1.84 billion and aggregate unrealized losses of $34.3 million.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2019 we believed there was no other-than-temporary-impairment (OTTI) and did not have the intent to sell any of its securities in an unrealized loss position and it is likely that it will not be required to sell such securities before their anticipated recovery. We previously recorded OTTI loss of $3.3 million as of December 31, 2018 following our decision to sell our entire commercial mortgage-backed securities (CMBS) portfolio, which was completed in January 2019. We also recorded OTTI loss of $731 thousand as of September 30, 2019 as a result of our decision to sell its U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities.

The remaining portfolio is evaluated using either OTTI guidance provided by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities, or ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below AA are evaluated using the model outlined in ASC 325. The collateralized loan obligations in our portfolio referenced above were rated AA or above at purchase and are not within the scope of ASC 325. For more information about ASC 320 and ASC 325, see Note 1 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Collateralized loan obligations represent a significant portion of our assets.
As of December 31, 2019, based on fair value, $718.4 million, or 9.2% of our total assets, was invested in collateralized loan obligations (CLOs). Our CLO portfolio consists entirely of variable rate securities, which we believe supports our interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. However, in a decreasing interest rate environment, our interest income may be negatively impacted.
As of December 31, 2019, based on amortized cost, $24.0 million of our CLO holdings were AAA rated and $709.6 million were AA rated. As of December 31, 2019, there were no CLOs rated below AA and none of the CLOs were subject to ratings downgrade in 2019. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.
As an investor in CLOs, we purchase specific tranches of debt instruments that are secured by professionally managed portfolios of senior secured loans to corporations. CLOs are not secured by residential or commercial mortgages. CLO managers are typically large non-bank financial institutions or banks. CLOs are typically $300 million to $1 billion in size, contain 100 or more loans, and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid out to the AAA tranche first then move down the capital stack. Losses are borne by the equity tranche first then move up the capital stack. CLOs typically have subordination levels that range from approximately 33% to 39% for AAA, 20% to 28% for AA, 15% to 18% for A and 10% to 14% for BBB.
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
Our cyber-security measures may not be sufficient to mitigate losses or exposure to cyber-attack or cyber theft.
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks are vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and other types of cyber-attacks. If one or more of these events occur, this could jeopardize our clients' confidential and other information that we process and store, or otherwise cause interruptions in our operations or the operations of our clients or counterparties. The occurrence of cyber-attacks may require us to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through our current insurance policies. If a cyber-attack succeeds in disrupting our operations or disclosing confidential data, we could also suffer significant reputational damage in addition to possible regulatory fines or client lawsuits.
We provide internet banking services to our clients which have additional cyber risks related to our client’s personal electronic devices. Any compromise of personal electronic device security could jeopardize the confidential information of our clients (including user names and passwords) and expose our clients to account take-overs (ATO) and the possibility for financial crimes such as fraud or identity theft and deter clients from using our internet banking services. We rely on industry-standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from future compromises or data breaches. Losses due to unauthorized account activity could harm our reputation and may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
We rely heavily on third party service providers for much of our communications, information, operating and financial control systems technology, including our online banking services and data processing systems.
We rely on third party providers to help ensure the confidentiality of our client information and acknowledge the additional risks these third parties expose us to. Third party providers may experience unauthorized access to and disclosure of our consumer or client information or result in the destruction or corruption of company information. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our client relationship management, general ledger, deposit, loan origination and servicing systems, thereby harming our business reputation, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing clients to terminate their banking relationships with us and could make it more difficult for us to attract new banking clients in the future.
To the extent we acquire other banks, bank branches, other assets or other businesses, we may be negatively impacted by certain risks inherent with such acquisitions.
Acquiring other banks, bank branches, other assets or other businesses involves various risks, including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks, branches or businesses, the risk of loss of clients and/or employees of the acquired bank, branch or business, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. There is also the risk that the requisite regulatory approvals might not be received and other conditions to consummation of a transaction might not be satisfied during the anticipated timeframes, or at all. In addition, pursuing an acquisition may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.
Our business is subject to interest rate risk and variations in interest rates may hurt our profits.
To be profitable, we have to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause our net interest income to go down. In addition, rising interest rates may hurt our income, because that may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.
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
Managing reputational risk is important to attracting and maintaining clients, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, regulatory investigations, marketplace rumors and questionable or fraudulent activities of our clients. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective and cannot adequately protect against all threats to our reputation. Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues and increased governmental oversight.
If the public perception of financial institutions remains negative, then our reputation and business may be adversely affected by negative publicity or information regarding our business and personnel, whether or not accurate or true. Such information may be posted on social medial or other Internet forums or published by news organizations and the speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity.
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
The Company and the Bank are heavily regulated. This oversight is to protect depositors, the federal deposit insurance fund (DIF) and the banking system as a whole, and not stockholders or debt holders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements and restrictions on a bank’s operations, to reclassify assets, to determine the adequacy of a bank’s allowance for loan losses and to set the level of deposit insurance premiums assessed.
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
Rulemaking changes implemented by the CFPB in particular have resulted in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.
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
CFPB regulations impact nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the CFPB rules require banks to: (i) develop and implement procedures to ensure compliance with an “ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. These rules include the TILA-RESPA Integrated Disclosure rules, which require certain disclosure forms to be provided to borrowers.
Compliance with the rules and policies adopted by the CFPB has limited the products we may permissibly offer to some or all of our clients, or limited the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted. We may also be required to add compliance personnel or incur other significant compliance-related expenses. Our business, financial condition, results of operations and/or competitive position may be adversely affected as a result.

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
We are subject to government legislation and regulation, including but not limited to the USA PATRIOT and Bank Secrecy Acts, which require financial institutions to develop programs to detect money laundering, terrorist financing, and other financial crimes. If detected, financial institutions are obligated to report such activity to the Financial Crimes Enforcement Network, a bureau of the United States Department of the Treasury. These regulations require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to establish and maintain a relationship with a financial institution. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a material adverse effect on our strategic initiatives and operating results, and could require us to make changes to our operations and the clients that we serve. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in detecting violations of these laws and regulations.
Our federal regulators have extensive discretion in connection with their supervisory and enforcement activities over our operations and compliance with the USA PATRIOT and Bank Secrecy Acts. Current laws and applicable regulations are subject to frequent change. Any new laws and regulations could make compliance more difficult or expensive or otherwise adversely affect our business. One aspect of our business that we believe presents risks in this particular area is the conflict between federal and state law, including but not limited to cannabis and cannabis related businesses, which are legal in the State of California and prohibited by federal law. If our risk management and compliance programs prove to be ineffective, incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our results of operations or financial condition. As part of our federal regulators' enforcement authority, significant civil or criminal monetary penalties, consent orders, or other regulatory actions can be assessed against the Bank. Such actions could require us to make changes to our operations, including the clients that we serve, and may have an adverse impact on our operating results.
Our holding company relies on dividends from the Bank for substantially all of its income and as the primary source of funds for cash dividends to our preferred and common stockholders.
Our primary source of revenue at the holding company level is dividends from the Bank and we also have previously relied on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to our preferred and common stockholders. To the extent the holding company is limited in the amount of dividends the Bank pays to the holding company or in its ability to raise capital in the future, the holding company's ability to pay cash dividends to its stockholders could likewise be limited.
The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to us without obtaining prior approval from the OCC under applicable regulations, which requires prior approval if a cash dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting dividends previously declared (among other amounts). Further, the Bank’s ability to pay dividends can be restricted or eliminated if the Bank does not meet the capital conservation buffer requirement or for other supervisory reasons. If the Bank is unable to pay dividends to the holding company, then we may not be able to service our debt, including our senior notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.
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
The so-called “Volcker Rule” provisions of the Dodd-Frank Act and its implementing regulations restrict our ability to sponsor or invest in “covered funds” (as defined in the implementing regulations). When the implementing regulations were adopted, banking entities such as us were required to conform our covered fund investments and activities by July 21, 2015. However, on December 18, 2014, the FRB extended the conformance period to July 21, 2016, for investments in, and relationships with, covered funds (including non-conforming CLOs) that were in place prior to December 31, 2013. The FRB later extended the conformance period until July 21, 2017. The Volcker Rule excludes from the definition of “covered fund” loan securitizations that meet specified investment criteria and do not invest in impermissible assets. Accordingly, investments in CLOs that qualify for the loan securitization exclusion are not prohibited by the Volcker Rule. It is our practice to invest only in CLOs that meet the Volcker Rule’s definition of permissible loan securitizations and therefore are Volcker Rule compliant. However, the Volcker Rule and its implementing regulations are relatively new and untested, and it is possible that certain CLOs in which we have invested may be found subsequently to be covered funds. If so, we may be required to divest our interest in nonconforming CLOs, and we could incur losses on such divestitures.
We have a net deferred tax asset that may or may not be fully realized.
We have a net deferred tax asset (DTA) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2019, we had a net DTA of $44.9 million. For additional information, see Note 14 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Strong competition within our market areas may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, non-bank lenders, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our markets.
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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase stockholder value through various corporate actions. In the past, we have added to our board of directors members affiliated with two of our major stockholders, PL Capital Advisors LLC (PL Capital) and Patriot Financial Partners.
However, we may have disagreements with activist stockholders which could prove disruptive to our operations. Activist stockholders could seek to elect their own candidates to our board of directors or could take other actions intended to challenge our business strategy and corporate governance. Responding to actions by activist stockholders may adversely affect our profitability or business prospects, by diverting the attention of management and our employees from executing our strategic plan. Any perceived uncertainties as to our future direction or strategy arising from activist stockholder initiatives could also cause increased reputational, operational, financial, regulatory and other risks, harm our ability to raise new capital, or adversely affect the market price or increase the volatility of our securities.

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
During late 2016, we became aware of certain allegations posted anonymously in various financial blog posts. The authors of the blog posts have typically disclosed that they hold a short position in our stock. Following the blog posting in late 2016, the market price of our common stock initially dropped significantly. While the price of our common stock subsequently increased, any additional postings and other negative publicity that have previously led to intense public scrutiny, may cause further volatility in our stock price and a decline in the value of a stockholder’s investment us.
When the market price of a company's stock drops significantly, as ours did initially following the posting of the first blog, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage. Multiple lawsuits were in fact threatened and filed against us shortly following the posting of the first blog, and as discussed under Item 3 of this report, the first of several putative class lawsuits against us was filed on January 23, 2017. These lawsuits, and any other lawsuits, have caused us to incur substantial costs and diverted the time and attention of our board and management, and may continue to do so in the future. In addition, reputational damage to us may affect our ability to attract and retain deposits and may cause our deposit costs to increase, which could adversely affect our liquidity and earnings. Reputational damage may also affect our ability to attract and retain loan clients and maintain and develop other business relationships, which could likewise adversely affect our earnings. Continued negative reports issued by short sellers could also negatively impact our ability to attract and retain employees.
Uncertainty relating to the London Inter-Bank Offered Rate (LIBOR) calculation process and potential phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with clients over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.
Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2019, we conduct our operations from our main and executive offices at 3 MacArthur Place, Santa Ana, California and 32 branch offices in Los Angeles, Orange, San Diego, Santa Barbara counties in California. For additional information, see Note 6 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.

On October 28, 2019, we entered into a Stipulation of Settlement (“Settlement Stipulation”) with the lead plaintiff to settle class action lawsuits that were previously consolidated in the United District Court for the Central District of California (the “Court”) under the caption In re Banc of California Securities Litigation, Case No. SACV 17-00118 AG, consolidated with SACV 17-00138 AG. Under the terms of the Settlement Stipulation, our insurance carriers will pay $19.75 million, which will be distributed to eligible shareholders who purchased Company stock between April 15, 2016 and January 20, 2017, after payment of attorney’s fees and costs, to be determined by the Court. We will not be required to contribute any cash to the settlement payments. Pursuant to the settlement, the action against us will be dismissed with prejudice. Plaintiff will also dismiss with prejudice its claims against our former Chief Executive Officer and Chairman Steven Sugarman. While we do not believe the plaintiff’s claims are meritorious, we believe that ending the costs and distraction of the litigation is in the best interests of the Company and our shareholders. The settlement and the dismissals are subject to approval by the Court and meeting certain conditions, and there are no assurances that Court approval will be obtained or that those conditions will be satisfied. On December 4, 2019 the Court preliminarily approved the settlement. Members of the class have been provided notice and will have an opportunity to object or opt out. The Court has scheduled a fairness hearing on March 16, 2020 at which time the Court will determine whether the settlement shall be finally approved. The foregoing description of the settlement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the complete text of the settlement stipulation that will be filed with the Court.
On April 2, 2019, the first of three shareholder derivative actions, Gordon v. Benett, No. 8:19-cv-621, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Gordon action asserts claims for breach of fiduciary duty against Halle J. Benett, Jonah Schnel, Jeffrey Karish, Robert Sznewajs, Eric Holoman, Chad Brownstein, Steven Sugarman, Richard Lashley, Douglas Bowers and John Grosvenor. On June 10, 2019, a second shareholder derivative action, Johnston v. Sznewajs, No. 8:19-cv-01152, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Johnston action asserts claims for breach of fiduciary duty and unjust enrichment against Robert Sznewajs, Jonah Schnel, Halle Benett, Richard Lashley, Steven Sugarman, John Grosvenor, Chad Brownstein, Jeffrey Karish and Eric Holoman. On June 18, 2019, a third shareholder derivative action, Witmer v. Sugarman, No. 19STCV21088, was filed against current and former officers and directors of Banc of California, Inc. in Los Angeles County Superior Court. The Witmer action asserts claims for breach of fiduciary duty, unjust enrichment and corporate waste against Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Chad Brownstein, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schnel, Eric Holoman and Jeffrey Seabold. On June 24, 2019, the Witmer Action was removed to the United States District Court for the Central District of California and assigned docket number 2:19-cv-5488. On September 23, 2019, the Court, ordered that the Gordon, Johnston, and Witmer actions are consolidated for all purposes, including pre-trial proceedings and trial. On November 22, 2019, plaintiffs filed a consolidated complaint.
In general, the consolidated complaint alleges that our board wrongfully refused demands that the plaintiffs made to our board of directors that we should initiate litigation against the various current and former officers and directors based on their alleged role in the purported concealment of the Company's alleged relationship with Jason Galanis and various statements made by the Company alleged to be false and misleading. The plaintiffs seek an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief. We do not believe that the demands made by these shareholder derivative plaintiffs were wrongfully refused, and we intend to vigorously contest these actions on that basis. Our motion to dismiss the action is scheduled to be filed on March 16, 2020 and a hearing on that motion is scheduled for June 22, 2020.

Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our voting common stock (symbol BANC) has been listed on the New York Stock Exchange (NYSE) since May 29, 2014 and prior to that date was listed on the NASDAQ Global Market. Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of our voting common stock as of December 31, 2019 was 1,328. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There were three holders of record of our Class B non-voting common stock as of December 31, 2019. At December 31, 2019 there were 51,997,061 shares and 50,413,681 shares of voting common stock issued and outstanding, respectively, and 477,321 shares of Class B non-voting common stock issued and outstanding.
Dividend Policy
The timing and amount of cash dividends paid to our preferred and common stockholders depends on our earnings, capital requirements, financial condition and other relevant factors, including the discretion of the Board of Directors with respect to common stockholder dividends. Our primary source of revenue at the holding company level is dividends from the Bank, and to a lesser extent our ability to raise capital or debt. To the extent we are unable to access dividends from the Bank or are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders would likely be limited. See “Item 1A. Risk Factors - Our holding company relies on dividends from the Bank for substantially all of its income as the primary source of funds for cash dividends to our preferred and common stockholders” of this Annual Report on Form 10-K. The Bank paid dividends of $142.5 million to Banc of California, Inc. during the year ended December 31, 2019. For a description of the regulatory restriction on the ability of the Bank to pay dividends to Banc of California, Inc., and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see “Regulation and Supervision” included in Item 1 of this Annual Report on Form 10-K.
As of December 31, 2019, we had 197,106 shares of preferred stock issued and outstanding, consisting of 96,629 shares of 7.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation amount $1,000 per share (Series D Preferred Stock), and 100,477 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation amount $1,000 per share (Series E Preferred Stock and together with the Series D Preferred Stock, the Preferred Stock). Each series of Preferred Stock ranks equally (pari passu) with the other series of Preferred Stock and senior to our common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.

Issuer Purchases of Equity Securities
The following table presents information for the three months ended December 31, 2019 with respect to repurchases by us of our common stock:

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From October 1, 2019 to October 31, 2019	6,768	$14.52	—	—
From November 1, 2019 to November 30, 2019	737	$14.15	—	—
From December 1, 2019 to December 31, 2019	824	$15.57	—	—
Total	8,329	$14.59	—
During the three months ended December 31, 2019, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
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

Stock Performance Graph
The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a comparison of stockholder total return on Banc of California, Inc.’s voting common stock with the cumulative total returns for: (i) the NYSE Composite Index; (ii) the Standard and Poor’s (S&P) 500 Financials Index; and (iii) the Keefe, Bruyette, and Woods, Inc.'s (KBW) Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	December 31,
Index	2014	2015	2016	2017	2018	2019
Banc of California, Inc.	$100.00	$132.77	$163.52	$200.00	$132.21	$174.43
NYSE Composite	$100.00	$93.58	$102.01	$118.17	$104.94	$128.02
S&P 500 Financials	$100.00	$98.47	$120.92	$147.75	$128.50	$169.27
KBW Bank Index	$100.00	$98.41	$123.61	$143.70	$115.53	$152.29

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

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017	2016 (6)	2015
Selected financial condition data:
Total assets	$7,828,410	$10,630,067	$10,327,852	$11,029,853	$8,235,555
Cash and cash equivalents	373,472	391,592	387,699	439,510	156,124
Loans receivable, net	5,894,236	7,638,681	6,610,074	5,994,308	5,148,861
Loans held-for-sale	22,642	8,116	67,069	298,018	293,264
Other real estate owned, net	—	672	1,796	2,502	1,097
Securities available-for-sale	912,580	1,992,500	2,575,469	2,381,488	833,596
Securities held-to-maturity	—	—	—	884,234	962,203
Bank owned life insurance	109,819	107,027	104,851	102,512	100,171
FHLB and other bank stock	59,420	68,094	75,654	67,842	59,069
Assets of discontinued operations	—	19,490	38,900	482,494	420,050
Deposits	5,427,167	7,916,644	7,292,903	9,142,150	6,303,085
Total borrowings	1,368,421	1,693,174	1,867,941	733,300	1,191,876
Liabilities of discontinued operations	—	—	7,819	34,480	20,856
Total stockholders' equity	907,245	945,534	1,012,308	980,239	652,405
Selected operations data:
Total interest income	$391,111	$422,796	$389,190	$369,844	$253,807
Total interest expense	142,948	136,720	85,000	59,499	42,621
Net interest income	248,163	286,076	304,190	310,345	211,186
Provision for loan losses	36,387	30,215	13,699	5,271	7,469
Net interest income after provision for loan losses	211,776	255,861	290,491	305,074	203,717
Total noninterest income	12,116	23,915	44,670	98,630	75,748
Total noninterest expense	195,914	232,785	308,268	303,215	210,299
Income from continuing operations before income taxes	27,978	46,991	26,893	100,489	69,166
Income tax expense (benefit)	4,219	4,844	(26,581)	13,749	28,048
Income from continuing operations	23,759	42,147	53,474	86,740	41,118
Income from discontinued operations before income taxes	—	4,596	7,164	48,917	35,100
Income tax expense	—	1,271	2,929	20,241	14,146
Income from discontinued operations	—	3,325	4,235	28,676	20,954
Net income	23,759	45,472	57,709	115,416	62,072
Dividends paid on preferred stock	15,559	19,504	20,451	19,914	9,823
Less: Income allocated to participating securities	—	—	311	—	—
Less: Participating securities dividends	483	811	811	—	—
Impact of preferred stock redemption	5,093	2,307	—	—	—
Net income available to common stockholders	2,624	22,850	36,136	95,502	52,249
Basic earnings per total common share
Income from continuing operations	$0.05	$0.38	$0.64	$1.36	$0.79
Income from discontinued operations	$—	$0.07	$0.08	$0.61	$0.57
Net income	$0.05	$0.45	$0.72	$1.97	$1.36
Diluted earnings per total common share
Income from continuing operations	$0.05	$0.38	$0.63	$1.34	$0.78

	As of or For the Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017	2016 (6)	2015
Income from discontinued operations	$—	$0.07	$0.08	$0.60	$0.56
Net income	$0.05	$0.45	$0.71	$1.94	$1.34
Performance ratios of consolidated operations: (1)
Return on average assets	0.26%	0.44%	0.55%	1.12%	0.94%
Return on average equity	2.51%	4.57%	5.72%	12.73%	10.14%
Return on average tangible common equity (2)	0.63%	3.76%	5.79%	16.97%	14.22%
Dividend payout ratio (3)	620.00%	115.56%	72.22%	24.87%	35.29%
Net interest spread	2.51%	2.67%	2.92%	3.15%	3.35%
Net interest margin (4)	2.89%	2.95%	3.11%	3.30%	3.52%
Noninterest expense to average total assets	2.15%	2.28%	3.50%	4.28%	5.02%
Efficiency ratio (5)	75.27%	74.01%	88.52%	74.11%	74.83%
Efficiency ratio as adjusted (2), (5)	74.07%	70.87%	77.18%	67.13%	74.83%
Average interest-earning assets to average interest-bearing liabilities	122.45%	119.89%	122.66%	123.80%	125.29%
Asset quality ratios:
Allowance for loan losses (ALL)	$57,649	$62,192	$49,333	$40,444	$35,533
Non-performing loans	43,354	21,585	19,382	14,942	45,129
Non-performing assets	43,354	22,727	21,178	17,444	46,226
Non-performing assets to total assets	0.55%	0.21%	0.21%	0.16%	0.56%
ALL to non-performing loans	132.97%	281.99%	254.53%	270.67%	78.74%
ALL to total loans	0.97%	0.81%	0.74%	0.67%	0.69%
Capital Ratios:
Average equity to average assets	10.38%	9.73%	9.58%	8.77%	9.25%
Total stockholders' equity to total assets	11.59%	8.89%	9.80%	8.89%	7.92%
Tangible common equity (TCE) to tangible assets (2)	8.68%	6.34%	6.78%	6.00%	4.93%
Book value per common share	$14.10	$14.10	$14.69	$14.25	$12.14
TCE per common share (2)	$13.29	$13.25	$13.77	$13.19	$10.60
Banc of California, Inc.
Total risk-based capital ratio	15.90%	13.71%	14.56%	13.70%	11.18%
Tier 1 risk-based capital ratio	14.83%	12.77%	13.79%	13.22%	10.71%
Common equity tier 1 capital ratio	11.56%	9.53%	9.92%	9.44%	7.36%
Tier 1 leverage ratio	10.89%	8.95%	9.39%	8.17%	8.07%
Banc of California, N.A.
Total risk-based capital ratio	17.46%	15.71%	16.56%	14.73%	13.45%
Tier 1 risk-based capital ratio	16.39%	14.77%	15.78%	14.12%	12.79%
Common equity tier 1 capital ratio	16.39%	14.77%	15.78%	14.12%	12.79%
Tier 1 leverage ratio	12.02%	10.36%	10.67%	8.71%	9.64%

(1)	Consolidated operations include both continuing and discontinued operations for the years ended December 31, 2018, 2017, 2016 and 2015. There were no discontinued operations in 2019.

(2)	Non-GAAP measure. See non-GAAP measures for reconciliation of the calculation.

(3)	Ratio of dividends declared per common share to basic earnings per common share.

(4)	Net interest income divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense, excluding loss on investments in alternative energy partnerships, net, as a percentage of net interest income plus noninterest income.

(6)	Sale of The Palisades Group completed on May 5, 2016.

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
Return on average tangible common equity and efficiency ratio, as adjusted, tangible common equity to tangible assets, and tangible common equity per common share and tangible common equity per common share and per common share issuable under purchase contracts constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management, investors and analysts in the analysis of our performance.
Tangible common equity is calculated by subtracting preferred stock, goodwill, and other intangible assets from stockholders’ equity. Tangible assets are calculated by subtracting goodwill and other intangible assets from total assets. Other third parties, including banking regulators and investors, also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution.
Adjusted efficiency ratio is calculated by subtracting loss on investments in alternative energy partnerships from noninterest expense and adding total pre-tax adjustments for investments in alternative energy partnerships, which includes the loss on investments in alternative energy partnerships, to the sum of net interest income and noninterest income (total revenue). Management believes the presentation of these financial measures and adjusting for the impact of these items provides useful supplemental information that is essential to a proper understanding of our financial results and operating performance.
This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Year Ended December 31,
($ in thousands)	2019	2018	2017	2016	2015
Average total stockholders' equity	$948,446	$995,320	$1,008,995	$906,831	$612,393
Less average preferred stock	(216,304)	(257,428)	(269,071)	(267,054)	(161,288)
Less average goodwill	(37,144)	(37,144)	(37,656)	(39,244)	(33,541)
Less average other intangible assets	(5,246)	(7,799)	(11,375)	(16,654)	(22,222)
Average tangible common equity	$689,752	$692,949	$690,893	$583,879	$395,342

Net income	$23,759	$45,472	$57,709	$115,416	$62,072
Less preferred stock dividends and impact of preferred stock redemption	(21,135)	(21,811)	(20,451)	(19,914)	(9,823)
Add amortization of intangible assets	2,195	3,007	3,928	4,851	5,836
Add impairment on intangible assets	—	—	336	690	258
Less tax effect on amortization and impairment of intangible assets (1)	(461)	(631)	(1,492)	(1,939)	(2,133)
Adjusted net income	$4,358	$26,037	$40,030	$99,104	$56,210

Return on average equity	2.51%	4.57%	5.72%	12.73%	10.14%
Return on average tangible common equity	0.63%	3.76%	5.79%	16.97%	14.22%
(1) Utilized a 21% tax rate for 2019 and 2018 and 35% tax rate for 2015 through 2017.

Efficiency ratio as adjusted to include the pre-tax effect of investments in alternative energy partnerships

	Year Ended December 31,
($ in thousands)	2019	2018	2017	2016	2015
Noninterest expense (1)	$195,914	$232,921	$368,263	$442,676	$332,201
Loss on investments in alternative energy partnerships, net	(1,694)	(5,044)	(30,786)	(31,510)	—
Total adjusted noninterest expense	$194,220	$227,877	$337,477	$411,166	$332,201

Net interest income (1)	$248,163	$286,741	$311,242	$325,473	$223,717
Noninterest income (1)	12,116	27,982	104,777	271,880	220,219
Total revenue	260,279	314,723	416,019	597,353	443,936
Tax credit from investments in alternative energy partnerships	3,446	9,647	38,196	33,405	—
Tax expense from tax basis reduction on investments in alternative energy partnerships	(361)	(1,023)	(6,684)	(5,846)	—
Tax effect on tax credit and deferred tax expense	554	3,259	20,531	19,080	—
Loss on investments in alternative energy partnerships, net	(1,694)	(5,044)	(30,786)	(31,510)	—
Total pre-tax adjustments for investments in alternative energy partnerships	1,945	6,839	21,257	15,129	—
Total adjusted revenue	$262,224	$321,562	$437,276	$612,482	$443,936

Efficiency ratio	75.27%	74.01%	88.52%	74.11%	74.83%
Adjusted efficiency ratio	74.07%	70.87%	77.18%	67.13%	74.83%

Effective tax rate utilized for calculating tax effect on tax credit and deferred tax expense	15.22%	27.42%	39.45%	40.91%	—%

(1)	Net interest income, noninterest income and noninterest expense includes income and expense from discontinued operations for the years ended December 31, 2018, 2017, 2016 and 2015.

Tangible Common Equity to Tangible Assets and Tangible Common Equity per Common Share and per Common Share Issuable under Purchase Contracts

	December 31,
($ in thousands, except per share data)	2019	2018	2017	2016	2015
Total stockholders' equity	$907,245	$945,534	$1,012,308	$980,239	$652,405
Less goodwill	(37,144)	(37,144)	(37,144)	(39,244)	(39,244)
Less other intangible assets	(4,151)	(6,346)	(9,353)	(13,617)	(19,158)
Less preferred stock	(189,825)	(231,128)	(269,071)	(269,071)	(190,750)
Tangible common equity (TCE)	$676,125	$670,916	$696,740	$658,307	$403,253

Total assets	$7,828,410	$10,630,067	$10,327,852	$11,029,853	$8,235,555
Less goodwill	(37,144)	(37,144)	(37,144)	(39,244)	(39,244)
Less other intangible assets	(4,151)	(6,346)	(9,353)	(13,617)	(19,158)
Tangible assets	$7,787,115	$10,586,577	$10,281,355	$10,976,992	$8,177,153

Total stockholders' equity to total assets	11.59%	8.89%	9.80%	8.89%	7.92%
Tangible common equity to tangible assets	8.68%	6.34%	6.78%	6.00%	4.93%

Common stock outstanding	50,413,681	50,172,018	50,083,345	49,695,299	38,002,267
Class B non-voting non-convertible common stock outstanding	477,321	477,321	508,107	201,922	37,355
Total common stock outstanding	50,891,002	50,649,339	50,591,452	49,897,221	38,039,622
Minimum number of shares issuable under purchase contracts (1)	—	—	—	188,742	601,299
Total common stock outstanding and shares issuable under purchase contracts	50,891,002	50,649,339	50,591,452	50,085,963	38,640,921

Book value per common share	$14.10	$14.10	$14.69	$14.25	$12.14
TCE per common share	$13.29	$13.25	$13.77	$13.19	$10.60

Book value per common share and per common share issuable under purchase contracts	$14.10	$14.10	$14.69	$14.20	$11.95
TCE per common share and per common share issuable under purchase contracts	$13.29	$13.25	$13.77	$13.14	$10.44
(1) Purchase contracts relating to tangible equity units

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
We follow accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified our most critical accounting policies and accounting estimates as: investment securities, allowance for loan losses and deferred income taxes. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a description of these policies.

Recent Accounting Pronouncements
See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.
The following recently issued accounting pronouncement is of material importance to us: In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (ASU 2016-13) which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019.
We have developed our models to estimate lifetime expected credit losses on our loans primarily using a lifetime loss methodology. We have used these models to execute our process for estimating the allowance for credit losses under the new standard in parallel with our existing process for estimating the allowance for credit losses based on incurred losses and have developed an appropriate governance process for our estimate of expected credit losses under the new standard. The adoption of this standard will be applied through a cumulative effect adjustment to retained earnings as of January 1, 2020. We expect our allowance for credit losses may increase by approximately 5% to 15% from our allowance for credit losses as of December 31, 2019.

Executive Overview
We are California's premier, relationship-focused, full-service business bank. Headquartered in Orange County, the Bank has over 630 employees, 42 offices and 32 full service community banking branches, extending from San Diego to Santa Barbara. We offer a depth of resources and financial strength that allows us to adapt quickly and thoughtfully, delivering the best solutions to help our clients achieve their financial goals. As the 15th largest bank headquartered in California, we help all types of businesses obtain the financing and banking solutions they need to help their businesses grow and succeed.
Financial Highlights
For the years ended December 31, 2019, 2018 and 2017, net income from continuing operations was $23.8 million, $42.1 million and $53.5 million. Diluted earnings per common share from continuing operations were $0.05, $0.38 and $0.63 for the years ended December 31, 2019, 2018 and 2017. The decrease in net income from continuing operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was mainly due to lower net interest income and noninterest income, and a higher provision for loan losses, partially offset by lower noninterest expense.
Total assets were $7.83 billion at December 31, 2019, a decrease of $2.80 billion, or 26%, from $10.63 billion at December 31, 2018. The decrease was mainly due to our continued progress towards transitioning to become a relationship-focused business bank. As part of this transition, we continue to de-emphasize the production of lower margin commoditized loan products and we opportunistically reduced holdings of certain investment securities.
Significant financial highlights include:

•
Securities available-for-sale were $912.6 million at December 31, 2019, a decrease of $1.08 billion, or 54.2%, from $1.99 billion at December 31, 2018. The decrease was primarily the result of call and net sale activities between periods. We lowered the amount of collateralized loan obligations in the investment securities portfolio and repositioned our securities available-for-sale portfolio to navigate a volatile rate environment by reducing the overall duration of the portfolio by selling longer-duration residential mortgage-backed securities and commercial mortgage-backed-securities. The sales of securities helped remix overall earning assets as the proceeds were primarily used to fund loan originations and reduce borrowings.

•
Loans receivable, net of ALL, totaled $5.89 billion at December 31, 2019, a decrease of $1.74 billion, or 22.84%, from $7.64 billion at December 31, 2018. The decrease was mainly due to sales of approximately $1.13 billion in SFR mortgage and multifamily loans, coupled with net paydowns and payoffs within the portfolio.

•
Total deposits were $5.43 billion at December 31, 2019, a decrease of $2.49 billion, or 31.45%, from $7.92 billion at December 31, 2018. The decrease was mainly due to our strategic reduction of high-rate and high-volatility deposits, partially offset by our continuous efforts to build core deposits across our business units, including strong growth from the community banking and private banking channel.

•
Total stockholders' equity was $907.2 million at December 31, 2019, a decrease of $38.3 million, or 4.05%, from $945.5 million at December 31, 2018. The decrease was primarily the result of the partial redemption of our Series D and Series E Preferred Stock for an aggregate amount of $46.0 million and cash dividends on common stock and preferred stock of $15.6 million, partially offset by $12.2 million of other comprehensive income on securities available-for-sale primarily due to decreases in market interest rates and net income of $23.8 million during the year ended December 31, 2019.

For the quarters ended December 31, 2019, 2018 and 2017, net income from continuing operations was $14.3 million, $10.8 million, and $10.9 million. Diluted earnings from continuing operations per total common share were $0.20, $0.12, and $0.11 for the quarters ended December 31, 2019, 2018 and 2017.
Refer to the 2018 Form 10-K filed on March 2, 2019 for discussion related to 2018 activity compared to 2017 activity.

Results of Operations
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017
Interest and dividend income	$391,111	$422,796	$389,190
Interest expense	142,948	136,720	85,000
Net interest income	248,163	286,076	304,190
Provision for loan losses	36,387	30,215	13,699
Noninterest income	12,116	23,915	44,670
Noninterest expense	195,914	232,785	308,268
Income from continuing operations before income taxes	27,978	46,991	26,893
Income tax expense (benefit)	4,219	4,844	(26,581)
Income from continuing operations	23,759	42,147	53,474
Income from discontinued operations before income taxes	—	4,596	7,164
Income tax expense	—	1,271	2,929
Income from discontinued operations	—	3,325	4,235
Net income	23,759	45,472	57,709
Preferred stock dividends	15,559	19,504	20,451
Less: income allocated to participating securities	—	—	311
Less: participating securities dividends	483	811	811
Impact of preferred stock redemption	5,093	2,307	—
Net income available to common stockholders	$2,624	$22,850	$36,136
Basic earnings per common share
Income from continuing operations	$0.05	$0.38	$0.64
Income from discontinued operations	—	0.07	0.08
Net income	$0.05	$0.45	$0.72
Diluted earnings per common share
Income from continuing operations	$0.05	$0.38	$0.63
Income from discontinued operations	—	0.07	0.08
Net income	$0.05	$0.45	$0.71

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their related yields and costs expressed both in dollars and rates for the years indicated:

	Year Ended December 31,
	2019			2018			2017
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$7,015,283	$333,934	4.76%	$7,108,600	$329,937	4.64%	$6,531,069	$288,123	4.41%
Securities	1,245,995	48,134	3.86%	2,248,488	83,567	3.72%	2,954,235	99,742	3.38%
Other interest-earning assets (2)	339,661	9,043	2.66%	362,927	9,957	2.74%	516,832	8,377	1.62%
Total interest-earning assets	8,600,939	391,111	4.55%	9,720,015	423,461	4.36%	10,002,136	396,242	3.96%
Allowance for loan losses	(60,633)			(54,777)			(43,150)
BOLI and noninterest-earning assets (3)	592,674			559,675			575,363
Total assets	$9,132,980			$10,224,913			$10,534,349
Interest-bearing liabilities:
Savings	$1,079,778	19,040	1.76%	$1,156,292	17,971	1.55%	$1,007,990	9,764	0.97%
Interest-bearing checking	1,548,067	17,797	1.15%	1,812,980	18,261	1.01%	2,035,954	15,161	0.74%
Money market	809,295	13,717	1.69%	994,103	13,146	1.32%	2,076,847	18,530	0.89%
Certificates of deposit	2,145,363	50,545	2.36%	2,272,093	41,858	1.84%	1,730,652	16,959	0.98%
Total interest-bearing deposits	5,582,503	101,099	1.81%	6,235,468	91,236	1.46%	6,851,443	60,414	0.88%
FHLB advances	1,264,945	32,285	2.55%	1,627,608	34,995	2.15%	1,054,978	12,951	1.23%
Securities sold under repurchase agreements	2,166	62	2.86%	39,336	1,033	2.63%	39,907	880	2.21%
Long-term debt and other interest-bearing liabilities	174,148	9,502	5.46%	174,340	9,456	5.42%	207,734	10,755	5.18%
Total interest-bearing liabilities	7,023,762	142,948	2.04%	8,076,752	136,720	1.69%	8,154,062	85,000	1.04%
Noninterest-bearing deposits	1,053,193			1,034,937			1,182,667
Noninterest-bearing liabilities	107,579			117,904			188,625
Total liabilities	8,184,534			9,229,593			9,525,354
Total stockholders’ equity	948,446			995,320			1,008,995
Total liabilities and stockholders’ equity	$9,132,980			$10,224,913			$10,534,349
Net interest income/spread		$248,163	2.51%		$286,741	2.67%		$311,242	2.92%
Net interest margin (4)			2.89%			2.95%			3.11%

(1)
Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan losses. Non-accrual loans are included in the average balance. Interest income includes net accretion of deferred loan (fees) and costs of $(916) thousand, $612 thousand and $1.3 million and net discount accretion on purchased loans of $364 thousand, $637 thousand and $4.8 million for the years ended December 31, 2019, 2018 and 2017. Total loans includes income from discontinued operations for the years ended December 31, 2018 and 2017.

(2)	Includes average balance of FHLB and Federal Reserve Bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of BOLI of $108.1 million, $105.8 million and $103.6 million for the years ended December 31, 2019, 2018 and 2017.

(4)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Total loans (1)	$(4,398)	$8,395	$3,997	$26,302	$15,512	$41,814
Securities	(38,481)	3,048	(35,433)	(25,518)	9,343	(16,175)
Other interest-earning assets	(628)	(286)	(914)	(3,010)	4,590	1,580
Total interest-earning assets	(43,507)	11,157	(32,350)	(2,226)	29,445	27,219
Interest-bearing liabilities:
Savings	(1,243)	2,312	1,069	1,621	6,586	8,207
Interest-bearing checking	(2,843)	2,379	(464)	(1,822)	4,922	3,100
Money market	(2,705)	3,276	571	(12,064)	6,680	(5,384)
Certificates of deposit	(2,463)	11,150	8,687	6,544	18,355	24,899
FHLB advances	(8,573)	5,863	(2,710)	9,270	12,774	22,044
Securities sold under repurchase agreements	(1,054)	83	(971)	(13)	166	153
Long-term debt and other interest-bearing liabilities	(12)	58	46	(1,783)	484	(1,299)
Total interest-bearing liabilities	(18,893)	25,121	6,228	1,753	49,967	51,720
Net interest income	$(24,614)	$(13,964)	$(38,578)	$(3,979)	$(20,522)	$(24,501)

(1)	Total loans includes income from discontinued operations for the years ended December 31, 2018 and 2017.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net interest income was $248.2 million for the year ended December 31, 2019, a decrease of $38.6 million, or 13.5%, from $286.7 million for the year ended December 31, 2018. The decrease in net interest income between periods was largely due to the net decrease in interest earning assets coupled with average cost of interest-bearing liabilities outpacing the increase in average yield on interest-earning assets. Net interest income was impacted by increases in overall interest rates that occurred in late 2018 and remained stable through the first half of 2019 before a series of 25 bps rate reductions in target federal funds rates during the last half of 2019.
Interest income on total loans was $333.9 million for the year ended December 31, 2019, an increase of $4.0 million, or 1.2%, from $329.9 million for the year ended December 31, 2018. The increase in interest income on loans was positively impacted by $8.4 million as a result of the 12 bps increase in average yield to 4.76% primarily due to higher interest rates on new loans and variable rate loans repricing in the higher interest rate environment through the end of 2018 and the first part of 2019. Offsetting the positive impact of changes in the loan yield was a $4.4 million decrease in interest on loans due to the $93.3 million decrease in the average balance of total loans as loan sales and principal paydowns and payoffs outpaced new originations.
Interest income on securities was $48.1 million for the year ended December 31, 2019, a decrease of $35.4 million, or 42.4%, from $83.6 million for the year ended December 31, 2018. The decrease in interest income on securities was due to a $1.00 billion decrease in average balance which lowered interest income by $38.5 million, partially offset by a 14 bps increase in average yield which increased interest income by $3.0 million. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities in response to the changing interest rate environment and our effort to remix our earning assets from investment securities to higher yielding loans. The increase in average yield was due to higher interest rates on purchased investment securities and investment securities with variable interest rates increasing due to a higher interest rate environment for the first half of 2019.
Dividends and interest income on other interest-earning assets was $9.0 million for the year ended December 31, 2019, a decrease of $914 thousand, or 9.2%, from $10.0 million for the year ended December 31, 2018. The decrease in dividends and interest income on other interest-earning assets was due to an 8 bps decrease in average yield, coupled with a $23.3 million decrease in average balance. The decrease in average yield was mainly due to lower interest rates on interest-earning deposits with financial institutions. The decrease in average balance was mainly due to reductions in asset levels, including required FHLB stock levels and lower interest-bearing deposits in financial institutions.
Interest expense on interest-bearing deposits was $101.1 million for the year ended December 31, 2019, an increase of $9.9 million, or 10.8%, from $91.2 million for the year ended December 31, 2018. The increase in interest expense on interest-bearing deposits was due to a 35 bps increase in average cost, partially offset by a $653.0 million decrease in average interest-bearing balances. The increase in average cost was mainly due to depositors benefiting from the increases in overall interest rates that occurred in late 2018 and remained stable through the first half of 2019 before a series of 25 bps rate reductions in target federal funds rates during the last half of 2019. The decrease in average interest-bearing balances was mainly due to the shift in our deposit strategy to focus on relationship-based clients and de-emphasize high-rate transactional clients.
Interest expense on FHLB advances was $32.3 million for the year ended December 31, 2019, a decrease of $2.7 million, or 7.7%, from $35.0 million for the year ended December 31, 2018. The decrease was due mainly to a $362.7 million decrease in average balance, partially offset by a 40 bps increase in average cost for the year ended December 31, 2019. The decrease in average balance was mainly due to the maturity of $125.0 million in term advances, and reductions in overnight and short-term advances of $200.0 million based on available cash resulting from our sales of investment securities and loans during the year ended December 31, 2019. The increase in average cost was mainly due to the impact of the rising interest rate environment throughout 2018 and related term advances entered into during 2018 that remained outstanding throughout 2019.
Interest expense on securities sold under repurchase agreements was $62 thousand for the year ended December 31, 2019, a decrease of $971 thousand, or 94.0%, from $1.0 million for the year ended December 31, 2018. We used a lower amount of repurchase agreements during the year ended December 31, 2019 as a result of cash received from sales of loans and securities over the past year used to redeem our higher yield borrowings, including securities sold under repurchase agreements.
Interest expense on long term debt and other interest-bearing liabilities was $9.5 million for the year ended December 31, 2019, an increase of $46 thousand, or 0.5%, from $9.5 million for the year ended December 31, 2018. The average balance and average cost remained relatively flat during the year ended December 31, 2019 as compared to the previous year.

Provision for Loan Losses
The provision for loan losses is charged to operations to adjust the allowance for loan losses to the level required to cover estimated credit losses inherent in the loan portfolio.
We recorded a provision for loan losses of $36.4 million and $30.2 million for the years ended December 31, 2019 and 2018. The 2019 loan loss provision of $36.4 million was primarily attributable to a previously reported $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. On October 22, 2019, in connection with this matter, the Bank filed a complaint in U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard.
During the year ended December 31, 2019, we undertook an extensive collateral review of all commercial lending relationships $5 million and above not secured by real estate, consisting of 53 loans representing $536 million in commitments. The collateral review focused on security and collateral documentation and confirmation of the Bank's collateral interest. The review was performed by the Bank's internal audit department and the work was validated by an independent third party. Our review and outside validation did not identify any other instances of apparent fraud for the credits reviewed or concerns over the existence of collateral held by the Bank or on our behalf at third parties; however, there are no assurances that our internal review and third party validation are sufficient to identify all such issues.
The 2018 provision for loans losses of $30.2 million includes a $13.9 million charge-off on a line of credit determined to have been fraudulently obtained, and was otherwise a result of the 15.6% net loan portfolio growth, higher classified loans of 97.8% and allowance methodology enhancements implemented during 2018, such as an extension of look-back period, more granular qualitative adjustments and loan segmentations, and an annual update of the loss emergence period.
See further discussion in "Allowance for Loan Losses."

Noninterest Income
The following table presents noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Customer service fees	$5,982	$6,315	$6,492
Loan servicing income	679	3,720	1,025
Income from bank owned life insurance	2,292	2,176	2,339
Impairment loss on investment securities	(731)	(3,252)	—
Net (loss) gain on sale of securities available-for-sale	(4,852)	5,532	14,768
Net gain on sale of loans	7,872	1,932	11,942
Net loss on sale of mortgage servicing rights	—	(2,260)	—
Other income	874	9,752	8,104
Total noninterest income	$12,116	$23,915	$44,670
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Noninterest income was $12.1 million for the year ended December 31, 2019, a decrease of $11.8 million, or 49.3%, from $23.9 million for the year ended December 31, 2018. The decrease in noninterest income was mainly due to lower loan servicing income of $3.0 million, higher net loss on the sale of investment securities of $10.4 million, and lower other income of $8.9 million, partially offset by lower impairment losses on investment securities of $2.5 million and higher net gain on sale of loans of $5.9 million.
Loan servicing income was $679 thousand for the year ended December 31, 2019, a decrease of $3.0 million, or 81.7%, from $3.7 million for the year ended December 31, 2018. The decrease between periods was attributable to the sale during the year ended December 31, 2018 of $28.5 million of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans. Servicing fees were $1.3 million and $5.0 million for the years ended December 31, 2019 and 2018. Servicing fees were offset by losses on fair value changes and runoff of servicing assets of $612 thousand and $1.3 million for the years ended December 31, 2019 and 2018.
Net (loss) gain on sale of securities available-for-sale was $(4.9) million for the year ended December 31, 2019, compared to $5.5 million for the year ended December 31, 2018. We sold securities available-for-sale of $1.20 billion and $406.8 million during the years ended December 31, 2019 and 2018. During the year ended December 31, 2019, we sold non-agency commercial mortgage-backed securities of $132.2 million for a gain of $9 thousand, agency mortgage-backed securities of $423.6 million for a loss of $5.0 million and collateralized loan obligations of $644.0 million for a net gain of $143 thousand. During the year ended December 31, 2019, we recognized $731 thousand of other-than-temporary impairment on the MBS portfolio, which is reflected in impairment loss on investment securities in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2018, we changed our intent to sell our non-agency commercial mortgage-backed securities which were in an unrealized loss position and recognized $3.3 million of OTTI losses.
Net gain on sale of loans was $7.9 million for the year ended December 31, 2019, compared to $1.9 million for the year ended December 31, 2018. During the year ended December 31, 2019, we sold jumbo SFR mortgage loans of $382.8 million resulting in a gain of $787 thousand and multifamily residential loans of $751.6 million resulting in a gain of $11.7 million. Offsetting these gains was $4.4 million related to establishing reserves for expected loan repurchases associated with our multifamily securitization. During the year ended December 31, 2018, we sold SFR mortgage loans of $293.6 million with a gain of $1.2 million, SBA loans of $6.3 million with a gain of $480 thousand and multifamily and other consumer loans of $86.6 million with a gain of $207 thousand.
Net loss on sale of mortgage servicing rights (MSRs) was zero for the year ended December 31, 2019, compared to $2.3 million for the year ended December 31, 2018. During the year ended December 31, 2018, we sold $28.5 million of MSRs on $3.55 billion in unpaid principal balances of conventional mortgage loans. These transactions resulted in a net loss on sale of MSRs of $2.3 million, primarily related to transaction costs, provision for early repayments of loans and expected repurchase obligations under standard representations and warranties. There were no sales of MSRs during the year ended December 31, 2019.
Other income was $874 thousand for the year ended December 31, 2019, compared to $9.8 million for the year ended December 31, 2018. The $8.9 million decrease is primarily attributable to a $9.6 million realized loss on interest rate swaps related to the securitization of $573.5 million in multifamily loans which was completed during the third quarter of 2019. In connection with the securitization, during the second quarter of 2019, we entered into interest rate swap agreements with a combined notional value of $543.4 million to offset variability in the fair value of the related loans as a result of changes in market interest rates. During the year ended December 31, 2019, we realized a loss of $9.0 million related to these swap agreements due to a decline in interest rates since their execution and was offset by the $8.9 million gross gain realized on the loans sold into the securitization, which is included in net gain on sale of loans. The swap agreements were closed at the time the loans were sold into the securitization.

Noninterest Expense
The following table presents noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Salaries and employee benefits	$105,915	$109,974	$129,153
Occupancy and equipment	31,308	31,847	38,391
Professional fees	12,212	33,652	42,417
Outside service fees	1,697	4,667	5,840
Data processing	6,420	6,951	7,888
Advertising	8,422	12,664	5,313
Regulatory assessments	7,711	7,678	8,105
Reversal of provision for loan repurchases	(660)	(2,488)	(1,812)
Amortization of intangible assets	2,195	3,007	3,928
Impairment on intangible assets	—	—	336
Restructuring expense	4,263	4,431	5,326
All other expense	14,737	15,358	32,597
Noninterest expense before loss on investments in alternative energy partnerships, net	194,220	227,741	277,482
Loss on investments in alternative energy partnerships, net	1,694	5,044	30,786
Total noninterest expense	$195,914	$232,785	$308,268
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Noninterest expense was $195.9 million for the year ended December 31, 2019, a decrease of $36.9 million, or 15.8%, from $232.8 million for the year ended December 31, 2018. The decrease was mainly due to decreases in salaries and employee benefits, professional fees, outside services, advertising, amortization of intangible assets, restructuring expense, all other expense and loss on investments in alternative energy partnerships, partially offset by a reduction in reversal of provision for loan repurchases.
Salaries and employee benefits expense was $105.9 million for the year ended December 31, 2019, a decrease of $4.1 million, or 3.7%, from $110.0 million for the year ended December 31, 2018. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses, offset by annual pay increases.
Professional fees were $12.2 million for the year ended December 31, 2019, a decrease of $21.4 million, or 63.7%, from $33.7 million for the year ended December 31, 2018. The decrease in professional fees was due in part to overall decreases in professional fees as we continue to focus on managing our noninterest expense. Professional fees also included $28.3 million of insurance recoveries related to securities litigation, indemnification, investigation and other legal expenses during the 2019 period, compared to $18.0 million during 2018.
Outside service fees were $1.7 million for the year ended December 31, 2019, a decrease of $3.0 million, or 63.6%, from $4.7 million for the year ended December 31, 2018. The decrease was primarily due to lower loan subservicing costs incurred during the year ended December 31, 2019 as a result of the aforementioned sale of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans during the comparable 2018 period.
Advertising costs were $8.4 million for the year ended December 31, 2019, a decrease of $4.2 million, or 33.5%, from $12.7 million for the year ended December 31, 2018. The decrease was mainly due to a focus on digital rather than traditional marketing resulting in overall reductions in advertising expense. Advertising costs include $6.7 million of the LAFC naming rights commitment during both of the years ended December 31, 2019 and 2018.
Reversal of provision for loan repurchases was $660 thousand and $2.5 million for the years ended December 31, 2019 and 2018. The decrease was mainly due to the aforementioned sale of mortgage servicing rights on $3.55 billion in unpaid principal balances of conventional mortgage loans and reduced loan repurchase settlement activities.

Restructuring expense was $4.3 million for the year ended December 31, 2019 and consisted of severance and retention costs associated with the exit from our third-party mortgage origination and brokered single family lending business and CEO and CFO transitions during 2019. For the year ended December 31, 2018, restructuring expense was $4.4 million and consisted of severance-related costs as a result of the reduction in workforce that was previously implemented in 2018 to reduce our workforce by approximately 9% of total staff.
All other expenses were $14.7 million for the year ended December 31, 2019, a decrease of $621 thousand, or 4.0%, from $15.4 million for the year ended December 31, 2018. The decrease was mainly due to lower provision for unfunded loan commitments and overall expense reductions.
Loss on investments in alternative energy partnerships was $1.7 million for the year ended December 31, 2019, a decrease of $3.4 million from $5.0 million for the year ended December 31, 2018. The decrease in loss was mainly due to decreased loss sharing allocations resulting in lower Hypothetical Liquidation at Book Value (HLBV) losses.

Income Tax Expense
For the years ended December 31, 2019, 2018 and 2017, income tax expense (benefit) from continuing operations was $4.2 million, $4.8 million and $(26.6) million, respectively, and the effective tax rate was 15.1 percent, 10.3 percent and (98.8) percent, respectively.
Our effective tax rate of continuing operations for the year ended December 31, 2019 was higher than the effective tax rate of continuing operations for the year ended December 31, 2018 mainly due to the reduction in the recognition of tax credits on investments in alternative energy partnerships, which were $3.4 million for the year ended December 31, 2019, compared to $9.6 million for the year ended December 31, 2018. The reduction in tax credits received by the Bank is due to fewer investments in alternative energy partnerships. We use the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnerships. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments is recognized as additional tax expense in the year they are earned.
For additional information, see Note 14 to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Financial Condition

Investment Securities
Investment securities that we have the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, net of tax, as a component of stockholders’ equity. At December 31, 2019, 2018 and 2017, all of our investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$37,613	$—	$(1,157)	$36,456
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,543	16	(260)	91,299
Municipal securities	52,997	51	(359)	52,689
Non-agency residential mortgage-backed securities	191	5	—	196
Collateralized loan obligations	733,605	—	(15,244)	718,361
Corporate debt securities	13,500	79	—	13,579
Total securities available-for-sale	$929,449	$151	$(17,020)	$912,580
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$911	$—	$(1)	$910
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	461,987	—	(24,545)	437,442
Non-agency residential mortgage-backed securities	418	9	—	427
Non-agency commercial mortgage-backed securities	132,199	—	—	132,199
Collateralized loan obligations	1,431,171	141	(9,790)	1,421,522
Total securities available-for-sale	$2,026,686	$150	$(34,336)	$1,992,500
December 31, 2017
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469
Securities available-for-sale were $912.6 million at December 31, 2019, a decrease of $1.08 billion, or 54.2%, from $1.99 billion at December 31, 2018. The decrease was mainly due to sales of $1.20 billion, principal payments of $36.5 million, and calls and pay-offs of $53.1 million, partially offset by purchases of $195.3 million during the year ended December 31, 2019. Securities available-for-sale had a net unrealized loss of $16.9 million and $34.2 million at December 31, 2019 and 2018.

During the year ended December 31, 2019, in response to a changing interest rate environment we repositioned our securities available-for-sale portfolio by reducing the overall duration through sales of certain longer-duration and fixed-rate mortgage-backed securities. Additionally, we continued to strategically reduce our collateralized loan obligations exposure. A portion of the funds from sales of investment securities during 2019 and other available cash balances were reinvested into a mix of security classes, resulting in an overall shorter duration for the securities portfolio. As of December 31, 2019, our securities portfolio included $718.4 million of CLOs, $91.3 million of agency collateralized mortgage obligations, $36.5 million of agency mortgage-backed securities, $52.7 million of municipal securities, and $13.6 million of corporate debt securities.
CLOs totaled $718.4 million and $1.42 billion at December 31, 2019 and 2018. The $703.2 million decrease between periods was due primarily to call and sale activities. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. We believe that our CLO portfolio, consisting entirely of variable rate securities, supports our interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. At December 31, 2019, we owned AAA and AA rated CLOs and did not own CLOs rated below AA. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, we believe that these CLOs enhance our liquidity position. We also maintain pre-purchase due diligence and ongoing review processes by a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. We only acquire CLOs that it believes are Volcker Rule compliant.
During the year ended December 31, 2019, we changed our intent to sell our U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities due to our strategy to reposition the securities profile and shorten the duration of certain securities within the portfolio. As a result, we recognized $731 thousand of OTTI for the year ended December 31, 2019. As of December 31, 2018, we changed our intent to sell our non-agency commercial mortgage-backed securities in an unrealized loss position due to our strategy to reposition our securities profile and recognized $3.3 million of OTTI for the year ended December 31, 2018. As of December 31, 2019, all of our investment securities in an unrealized loss position had received an investment grade credit rating.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of December 31, 2019:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$36,456	2.56%	$36,456	2.56%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	81,347	2.28%	—	—%	9,952	2.47%	—	—%	91,299	2.30%
Municipal securities	—	—%	—	—%	—	—%	52,689	2.79%	52,689	2.79%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	196	6.28%	196	6.28%
Collateralized loan obligations	718,361	3.61%	—	—%	—	—%	—	—%	718,361	3.61%
Corporate debt securities	—	—%	13,579	4.11%	—	—%	—	—%	13,579	4.11%
Total securities available-for-sale	$799,708	3.47%	$13,579	4.11%	$9,952	2.47%	$89,341	2.70%	$912,580	3.40%

Loans Held-for-Sale
As of December 31, 2019 and 2018, loans held-for-sale carried at fair value are mainly repurchased conforming SFR mortgage loans that were previously sold. Loans held-for-sale carried at fair value on a consolidated operations basis were $22.6 million and $27.2 million at December 31, 2019 and 2018. The $4.5 million, or 16.7%, decrease was primarily due to sales of $6.2 million, partially offset by loan repurchases of $1.9 million.
Loans held-for-sale carried at fair value included in assets of discontinued operations related to the Banc Home Loans division which was sold in 2017 and totaled zero and $19.5 million at December 31, 2019 and 2018.
Loans held-for-sale carried at the lower of cost or fair value on a consolidated operations basis were zero and $426 thousand at December 31, 2019 and 2018. Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans and SBA loans. The change in balance between periods was due to payoffs.

Loans Receivable, Net
The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Commercial and industrial	$1,691,270	28.4%	$1,944,142	25.2%	$1,701,951	25.5%	$1,522,960	25.2%	$876,999	16.9%
Commercial real estate	818,817	13.7%	867,013	11.3%	717,415	10.8%	729,959	12.1%	727,707	14.0%
Multifamily	1,494,528	25.2%	2,241,246	29.2%	1,816,141	27.3%	1,365,262	22.6%	904,300	17.5%
SBA	70,981	1.2%	68,741	0.9%	78,699	1.2%	73,840	1.2%	57,706	1.1%
Construction	231,350	3.9%	203,976	2.6%	182,960	2.7%	125,100	2.1%	55,289	1.1%
Lease financing	—	—%	—	—%	13	—%	379	0.1%	192,424	3.7%
Consumer:
Single family residential mortgage	1,590,774	26.7%	2,305,490	29.9%	2,055,649	30.9%	2,106,630	34.9%	2,255,584	43.5%
Other consumer	54,165	0.9%	70,265	0.9%	106,579	1.6%	110,622	1.8%	114,385	2.2%
Total loans (1)	5,951,885	100.0%	7,700,873	100.0%	6,659,407	100.0%	6,034,752	100.0%	5,184,394	100.0%
Allowance for loan losses	(57,649)		(62,192)		(49,333)		(40,444)		(35,533)
Total loans receivable, net	$5,894,236		$7,638,681		$6,610,074		$5,994,308		$5,148,861

(1)
Total loans includes deferred loan origination costs/(fees) and premiums/(discounts), net of $14.3 million, $17.7 million, $6.4 million, $9.2 million, and $6.4 million at December 31, 2019, 2018, 2017, 2016, and 2015.

Total loans were $5.95 billion at December 31, 2019, a decrease of $1.75 billion, or 22.7%, from $7.70 billion at December 31, 2018. The decrease was mainly due to payoffs and sales of non-relationship loans, while we focus on originating new high quality relationship loans that contribute to a changing mix in our loan portfolio. The decline in commercial and industrial loans is due primarily to payoffs and lower average outstanding balances on credit lines. The $746.7 million decrease in multifamily loans was primarily the result of sales, including the securitization of $573.5 million in multifamily loans during the third quarter of 2019. The decline in SFR loans is due mostly to decreased originations, sales and accelerated payoffs as loans have refinanced in the lower rate environment. See "Loan Originations, Purchases and Repayments" for the origination detail per loan category.

The following table presents the contractual maturity with the weighted-average contractual yield of the loan portfolio as of December 31, 2019:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Commercial:
Commercial and industrial	$1,002,550	3.99%	$458,312	4.96%	$193,740	4.37%	$36,668	4.19%	$1,691,270	4.30%
Commercial real estate	14,682	4.57%	116,327	4.82%	650,958	4.55%	36,850	4.51%	818,817	4.59%
Multifamily	19,907	5.10%	58,704	5.39%	75,516	3.88%	1,340,401	4.23%	1,494,528	4.27%
SBA	650	6.33%	4,233	6.89%	44,990	5.75%	21,108	5.01%	70,981	5.60%
Construction	116,715	6.04%	114,635	5.22%	—	—%	—	—%	231,350	5.63%
Consumer:
Single family residential mortgage	1,582	4.86%	45,695	4.82%	2,838	5.39%	1,540,659	4.52%	1,590,774	4.53%
Other consumer	11,210	5.39%	5,968	4.39%	2,701	5.23%	34,286	5.50%	54,165	5.34%
Total	$1,167,296	4.24%	$803,874	5.01%	$970,743	4.53%	$3,009,972	4.40%	$5,951,885	4.47%

The following table presents the interest rate profile of the loan portfolio due after one year at December 31, 2019:

	Due After One Year
($ in thousands)	Fixed Rate	Variable Rate	Total
Commercial:
Commercial and industrial	$274,212	$414,508	$688,720
Commercial real estate	433,987	370,148	804,135
Multifamily	20,739	1,453,882	1,474,621
SBA	27,111	43,221	70,332
Construction	—	114,634	114,634
Consumer:
Single family residential mortgage	33,630	1,555,561	1,589,191
Other consumer	4,804	38,152	42,956
Total	$794,483	$3,990,106	$4,784,589
Loan Originations, Purchases, Sales and Repayments
The following table presents loan originations, purchases, sales, and repayment activities excluding loans originated for sale, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Origination by rate type:
Variable rate:
Commercial and industrial	$356,052	$257,735	$396,298
Commercial real estate and multifamily	583,902	831,821	749,549
SBA	15,313	1,964	9,669
Construction	12,792	22,281	29,490
Single family residential mortgage	315,920	1,013,087	900,412
Other consumer	1,350	7,204	8,931
Total floating rate	1,285,329	2,134,092	2,094,349
Fixed rate:
Commercial and industrial	93,583	178,663	160,860
Commercial real estate and multifamily	23,355	159,726	62,388
SBA	11,148	350	—
Construction	—	90,675	35,728
Total fixed rate	128,086	429,414	258,976
Total loans originated	1,413,415	2,563,506	2,353,325
Purchases:
Single family residential mortgage	—	59,481	—
Total loans purchased	—	59,481	—
Transferred to loans held-for-sale	(1,139,597)	(376,995)	(593,977)
Repayments:
Principal repayments	(12,947,303)	(9,196,852)	(10,194,770)
Increase in other items, net	10,924,497	7,992,326	9,060,077
Net increase	$(1,748,988)	$1,041,466	$624,655
The decreases in changes from principal repayments and other items were mainly due to decreased advances and repayments in commercial lines of credit and warehouse lines of credit during the year ended December 31, 2019.

Non-Traditional Mortgage Portfolio
Our non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Loans, fixed or adjustable rate hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2019 and 2018, the NTM loans totaled $600.7 million, or 10.1% of total loans, and $826.7 million, or 10.7% of total loans, respectively. Total NTM portfolio decreased by $226.1 million, or 27.3%, during the period. The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2019			2018			2017			2016			2015
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	69	$49,959	8.3%	88	$67,729	8.2%	101	$82,197	10.2%	107	$87,469	9.9%	121	$105,131	13.4%
Interest only - first liens	376	545,371	90.8%	519	753,061	91.1%	468	717,484	88.9%	522	784,364	88.6%	521	664,358	84.5%
Negative amortization	9	3,027	0.5%	11	3,528	0.4%	11	3,674	0.5%	22	9,756	1.1%	30	11,602	1.5%
Total NTM - first liens	454	598,357	99.6%	618	824,318	99.7%	580	803,355	99.6%	651	881,589	99.6%	672	781,091	99.4%
Green Loans (HELOC) - second liens	7	2,299	0.4%	10	2,413	0.3%	12	3,578	0.4%	12	3,559	0.4%	16	4,704	0.6%
Interest only - second liens	—	—	—%	—	—	—%	—	—	—%	—	—	—%	1	113	—%
Total NTM - second liens	7	2,299	0.4%	10	2,413	0.3%	12	3,578	0.4%	12	3,559	0.4%	17	4,817	0.6%
Total NTM loans	461	$600,656	100.0%	628	$826,731	100.0%	592	$806,933	100.0%	663	$885,148	100.0%	689	$785,908	100.0%
Percentage to total loans	10.1%			10.7%			12.1%			14.7%			15.2%
The initial credit guidelines for the NTM portfolio were established based on borrower Fair Isaac Corporation (FICO) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined the most significant performance indicators for NTMs to be LTV ratios and FICO scores. On a quarterly basis, we perform loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVMs) to confirm collateral values.

The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2019:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens (1)	3	$1,610	61	$45,636	5	$2,713	—	$—	69	$49,959
Interest only - first liens (2)	1	109	—	—	—	—	375	545,262	376	545,371
Negative amortization (3)	—	—	—	—	—	—	9	3,027	9	3,027
Total NTM - first liens	4	1,719	61	45,636	5	2,713	384	548,289	454	598,357
Green Loans (HELOC) - second liens (1)	—	—	7	2,299	—	—	—	—	7	2,299
Interest only - second liens (2)	—	—	—	—	—	—	—	—	—	—
Total NTM - second liens	—	—	7	2,299	—	—	—	—	7	2,299
Total NTM loans	4	$1,719	68	$47,935	5	$2,713	384	$548,289	461	$600,656

(1)	Green Loans typically have a 15 year balloon maturity.

(2)	Interest Only loans typically switch to an amortizing basis after 5, 7, or 10 years.

(3)	At December 31, 2019, all negative amortization loans had outstanding balances less than their original principal balances.

Green Loans
We discontinued the origination of Green Loan products in 2011. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15-year balloon payment due at maturity. We initiated the Green Loan products in
2005 and proactively refined underwriting and credit management practices and credit guidelines in response to changing economic environments, competitive conditions and portfolio performance. We continue to manage credit risk, to the extent possible, throughout the borrower’s credit cycle.
At December 31, 2019, Green Loans totaled $52.3 million, a decrease of $17.9 million, or 25.5% from $70.1 million at December 31, 2018, primarily due to reductions in principal balance and payoffs. As of December 31, 2019 and 2018, $1.5 million and zero of our Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through our loan terms and underwriting standards, including our policies on loan-to-value ratios and our contractual ability to curtail loans when the value of underlying collateral declines.

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

Credit guidelines for Green Loans were established based on borrower FICO scores, property type, occupancy type, loan amount, and geography. Property types include single family residences and second trust deeds where we held the first liens, owner occupied as well as non-owner occupied properties. We utilized our underwriting guidelines for first liens to underwrite the Green Loan secured by second trust deeds as if the combined loans were a single Green Loan. For all Green Loans, the loan income was underwritten using either full income documentation or alternative income documentation.
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $545.4 million at December 31, 2019, a decrease of $207.7 million, or 27.6%, from $753.1 million at December 31, 2018. The decrease between periods was primarily due to paydowns and amortization. As of December 31, 2019 and 2018, $11.5 million and zero of the interest only loans were non-performing.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $3.0 million at December 31, 2019, a decrease of $501 thousand, or 14.2%, from $3.5 million as of December 31, 2018. We discontinued origination of negative amortization loans in 2007. At December 31, 2019 and 2018, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the loan terms and underwriting standards, including our policies on LTV ratios.

Non-Traditional Mortgage Loan Credit Risk Management
We perform detailed reviews of collateral values on loans collateralized by residential real property included in our NTM portfolio based on appraisals or estimates from third party AVMs to analyze property value trends periodically. AVMs are used to identify loans that may have experienced potential collateral deterioration. Once a loan has been identified that may have experienced collateral deterioration, we will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV ratios. Additionally, FICO scores are obtained in conjunction with the collateral analysis. In addition to LTV ratios and FICO scores, we evaluate the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or credit metrics.
Our risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM are LTV ratios and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10% or more and a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which may require an increase in the ALL we need to establish for potential losses. A report is prepared and regularly monitored.
We proactively manage the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. We conduct regular meetings to review the loans classified as special mention, substandard, or doubtful and determine whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. During the year ended December 31, 2019, we made no curtailment in available commitments on Green Loans.
On the interest only loans, we project future payment changes to determine if there will be an increase in payment of 3.50% or greater and then monitor the loans for possible delinquencies. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.
NTM loans may entail greater risk than do traditional SFR mortgage loans. For additional information regarding NTMs, see "Non-Traditional Mortgage Loans" under Note 5 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.

Asset Quality
Past Due Loans
The following table presents a summary of total loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Commercial:
Commercial and industrial	$6,450	$1,946	$3,731	$875	$5,007
Commercial real estate	—	582	—	—	—
Multifamily	—	356	—	—	223
SBA	1,428	628	3,578	549	711
Construction	—	939	—	1,529	—
Lease financing	—	—	—	—	3,046
Consumer:
Single family residential mortgage	24,756	18,528	21,171	31,309	71,239
Other consumer	239	3,705	3,607	10,956	11
Total	$32,873	$26,684	$32,087	$45,218	$80,237
The following table presents a summary of traditional loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Commercial:
Commercial and industrial	$6,450	$1,946	$3,731	$875	$5,007
Commercial real estate	—	582	—	—	—
Multifamily	—	356	—	—	223
SBA	1,428	628	3,578	17	162
Construction	—	939	—	1,529	—
Lease financing	—	—	—	—	3,046
Consumer:
Single family residential mortgage	17,248	10,481	10,232	12,570	19,649
Other consumer	239	3,705	3,607	10,956	11
Total	$25,365	$18,637	$21,148	$25,947	$28,098
Traditional loans that were past due at least 30 days but less than 90 days totaled $25.4 million at December 31, 2019, an increase of $6.7 million, or 36.1%, from $18.6 million at December 31, 2018. The increase was mainly due to increases in commercial and industrial, SBA and SFR loans, partially offset by decreases in commercial real estate, multifamily, construction and other consumer loans.
The increase in commercial and industrial loans for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was a result of the addition of one loan with a real estate developer totaling $5.0 million. The increase in single family residential mortgage for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was a result of fluctuations in the timing of borrower payments between periods.

The following table presents a summary of NTM loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Green Loans (HELOC) - first liens	$4,438	$4,099	$5,999	$—	$7,913
Interest only - first liens	3,070	3,948	4,940	4,193	3,935
Negative amortization	—	—	—	—	—
Total NTM - first liens	7,508	8,047	10,939	4,193	11,848
Green Loans (HELOC) - second liens	—	—	—	—	—
Total NTM - second liens	—	—	—	—	—
Total NTM loans	$7,508	$8,047	$10,939	$4,193	$11,848
There were 5 Green Loans that were past due at least 30 days but less than 90 days at December 31, 2019.
The following table presents a summary of purchased credit impaired (PCI) loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Commercial:
SBA	$—	$—	$—	$532	$549
Consumer:
Single family residential mortgage	—	—	—	14,546	39,742
Total	$—	$—	$—	$15,078	$40,291
We did not have any outstanding PCI loans at December 31, 2019, 2018 or 2017.
Non-Performing Assets
The following table presents a summary of non-performing assets, excluding loans held-for-sale, as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Commercial:
Commercial and industrial	$19,114	$5,455	$3,723	$3,544	$4,383
Commercial real estate	—	—	—	—	1,552
Multifamily	—	—	—	—	642
SBA	5,230	2,574	1,781	619	422
Lease financing	—	—	—	109	598
Consumer:
Single family residential mortgage	18,625	12,929	9,347	10,287	37,318
Other consumer	385	627	4,531	383	214
Total non-accrual loans	43,354	21,585	19,382	14,942	45,129
Loans past due over 90 days or more and still on accrual	—	470	—	—	—
Other real estate owned	—	672	1,796	2,502	1,097
Total non-performing assets	$43,354	$22,727	$21,178	$17,444	$46,226
Performing troubled debt restructured loans	$6,621	$5,745	$5,646	$4,827	$7,842
The increase in non-accrual commercial and industrial loans in 2019 was mainly due to the addition of one shared national credit totaling $14.3 million at December 31, 2019. The increase in single family residential mortgage loans in 2019 was mainly due to the addition one $9.1 million loan, with an LTV of 38%, at December 31, 2019.
With respect to loans that were on non-accrual status as of December 31, 2019, the gross interest income that would have been recorded during the year ended December 31, 2019 had such loans been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2019 (or since origination, if held for part of the year ended

December 31, 2019), was $1.8 million. The amount of interest income on such loans that was included in net income for the year ended December 31, 2019 was $132 thousand.
The following table presents a summary of non-performing NTM loans that are included in the above table as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Green Loans (HELOC) - first liens	$1,539	$—	$—	$—	$10,088
Interest only - first liens	11,480	—	1,171	467	4,615
Negative amortization	—	—	—	—	—
Total NTM - first liens	13,019	—	1,171	467	14,703
Green Loans (HELOC) - second liens	—	—	—	—	—
Total NTM - second liens	—	—	—	—	—
Total NTM loans	$13,019	$—	$1,171	$467	$14,703

Troubled Debt Restructured Loans
Loans that we modify or restructure where the debtor is experiencing financial difficulties and make a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, reductions in the outstanding loan balances are classified as troubled debt restructurings (TDRs). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and us is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near-term issues, in most cases, the original contractual terms of the loan will be reinstated.
At December 31, 2019 and 2018, we had 25 and 13 loans with an aggregate balance of $21.8 million and $8.0 million classified as TDRs. When a loan becomes a TDR we cease accruing interest, and classify it as non-accrual until the borrower demonstrates that the loan is again performing.
At December 31, 2019, of the 25 loans classified as TDRs, 14 loans totaling $6.6 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status. At December 31, 2018, of the 13 loans classified as TDRs, 12 loans totaling $5.7 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status.
Risk Ratings
Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve or charge-off is not warranted.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allocation allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allocation allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of our assets and the amount of our specific allocation allowances is subject to review by the OCC, which may order the establishment of additional general or specific loss allocation allowances.
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for the Bank's classification of assets, the Bank regularly reviews the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2019 and 2018, we had classified assets (including OREO) totaling $102.0 million and $84.5 million. The total amount classified represented 1.30% and 0.79% of our total assets at December 31, 2019 and 2018.

Allowance for Loan Losses (ALL)
We maintain an ALL to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date. The ALL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALL, management considers the types of loans and the amount of loans in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including our own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. In addition, we use adjustments for numerous factors including those found in the federal banking agencies' joint Interagency Policy Statement on ALL, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. We evaluate all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
At December 31, 2019, our ALL was $57.6 million, or 0.97 percent of total loans, as compared to $62.2 million, or 0.81 percent of total loans, at December 31, 2018. We recorded provision for loan losses of $36.4 million, $30.2 million and $13.7 million, for the years ended December 31, 2019, 2018 and 2017.
The increase in ALL and provision for loan losses for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. In addition, the charge-off increased the loss factor used in our allowance for loan loss for commercial and industrial loans, resulting in an additional loan loss provision of $3.0 million. On October 22, 2019, in connection with this matter, the Bank filed a complaint in U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard. During the third quarter of 2019, we undertook an extensive collateral review of all commercial lending relationships $5 million and above not secured by real estate, consisting of 53 loans representing $536 million in commitments. The collateral review focused on security and collateral documentation and confirmation of the Bank's collateral interest. The review was performed within the Bank's Internal Audit department and the work was validated by an independent third party. Our review and outside validation have not identified any other instances of apparent fraud for the credits reviewed or concerns over the existence of collateral held by the Bank or on our behalf at third parties; however, there are no assurances that our internal review and third party validation will be sufficient to identify all such issues. Excluding this charge-off, during the year ended December 31, 2019, the provision for loan losses and ALL were positively impacted by the $1.75 billion reduction in loan balances, partially offset by an increase in classified loans which increased from $80.8 million at December 31, 2018 to $102.0 million at December 31, 2019. In particular, a $24.9 million commercial and industrial loan was downgraded during the fourth quarter of 2019.
For the comparable 2018 period, $30.2 million of loan loss provisions were recorded, inclusive of a $13.9 million charge-off, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the first quarter of 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and third party bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in federal court pursuing the borrower and other parties and is also pursuing other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard.

The following table presents the risk categories for total loans as of December 31, 2019:

	December 31, 2019
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$579,548	$5,790	$13,019	$—	$598,357
Other consumer	2,299	—	—	—	2,299
Total NTM loans	581,847	5,790	13,019	—	600,656
Traditional loans:
Commercial:
Commercial and industrial	1,580,269	45,323	65,678	—	1,691,270
Commercial real estate	813,846	2,532	2,439	—	818,817
Multifamily	1,484,931	4,256	5,341	—	1,494,528
SBA	60,982	2,760	5,621	1,618	70,981
Construction	229,771	1,579	—	—	231,350
Consumer:
Single family residential mortgage	979,705	4,945	7,250	517	992,417
Other consumer	51,032	346	488	—	51,866
Total traditional loans	5,200,536	61,741	86,817	2,135	5,351,229
Total loans	$5,782,383	$67,531	$99,836	$2,135	$5,951,885
The following table presents the risk categories for total loans as of December 31, 2018:

	December 31, 2018
($ in thousands)	Pass	Special Mention		Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$811,056	$10,966		$2,296	$—	$824,318
Other consumer	2,413	—		—	—	2,413
Total NTM loans	813,469	10,966		2,296	—	826,731
Traditional loans:
Commercial:
Commercial and industrial	1,859,569	41,302		43,271	—	1,944,142
Commercial real estate	851,604	11,376		4,033	—	867,013
Multifamily	2,239,301	—		1,945	—	2,241,246
SBA	53,433	6,114		8,340	854	68,741
Construction	197,851	3,606		2,519	—	203,976
Consumer:
Single family residential mortgage	1,461,721	2,602		16,849	—	1,481,172
Other consumer	66,228	979		645	—	67,852
Total traditional loans	6,729,707	65,979		77,602	854	6,874,142
Total loans	$7,543,176	$76,945	—	$79,898	$854	$7,700,873

The following table presents information regarding non-performing assets and activity in the ALL for the periods indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Loans past due over 90 days or more still on accrual	$—	$470	$—	$—	$—
Non-accrual loans	43,354	21,585	19,382	14,942	45,129
Total non-performing loans	43,354	22,055	19,382	14,942	45,129
Other real estate owned	—	672	1,796	2,502	1,097
Total non-performing assets	$43,354	$22,727	$21,178	$17,444	$46,226
Allowance for loan losses
Balance at beginning of year	$62,192	$49,333	$40,444	$35,533	$29,480
Charge-offs	(41,766)	(18,499)	(5,581)	(2,618)	(1,942)
Recoveries	836	1,143	771	2,258	526
Net charge-offs	(40,930)	(17,356)	(4,810)	(360)	(1,416)
Provision for loan losses	36,387	30,215	13,699	5,271	7,469
Balance at end of year	$57,649	$62,192	$49,333	$40,444	$35,533
Non-performing loans to total loans	0.73%	0.29%	0.29%	0.25%	0.87%
Non-performing assets to total assets	0.55%	0.21%	0.21%	0.16%	0.56%
Non-performing loans to ALL	75.20%	35.46%	39.29%	36.94%	127.01%
ALL to non-performing loans	132.97%	281.99%	254.53%	270.67%	78.74%
ALL to total loans	0.97%	0.81%	0.74%	0.67%	0.69%
Net charge-offs to average total loans	0.59%	0.25%	0.07%	0.01%	0.03%
The following table presents the ALL allocation among loan origination types as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Loan breakdown by origination type:
Originated loans	$5,510,242	$7,105,171	$5,988,101	$4,943,549	$3,148,182
Acquired loans not impaired at acquisition	441,643	595,702	671,306	927,422	1,128,503
Non-impaired seasoned SFR mortgage loan pools	—	—	—	21,955	194,978
Acquired with deteriorated credit quality	—	—	—	141,826	712,731
Total loans	$5,951,885	$7,700,873	$6,659,407	$6,034,752	$5,184,394
ALL breakdown by origination type:
Originated loans	$56,175	$61,255	$48,110	$38,531	$33,082
Acquired loans not impaired at acquisition	1,474	937	1,223	1,703	2,245
Non-impaired seasoned SFR mortgage loan pools	—	—	—	106	—
Acquired with deteriorated credit quality	—	—	—	104	206
Total ALL	$57,649	$62,192	$49,333	$40,444	$35,533
Discount on purchased/acquired Loans:
Acquired loans not impaired at acquisition	$8,071	$11,645	$14,943	$17,820	$21,366
Non-impaired seasoned SFR mortgage loan pools	—	—	—	1,280	12,545
Acquired with deteriorated credit quality	—	—	—	22,454	68,372
Total discount	$8,071	$11,645	$14,943	$41,554	$102,283
Percentage of ALL to:
Originated loans	1.02%	0.86%	0.80%	0.78%	1.05%
Total loans:	0.97%	0.81%	0.74%	0.67%	0.69%

The following table presents the ALL allocation among loans portfolio as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
($ in thousands)	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans
Commercial:
Commercial and industrial	$22,353	28.4%	$18,191	25.2%	$14,280	25.5%	$7,584	25.2%	$5,850	16.9%
Commercial real estate	5,941	13.8%	6,674	11.3%	4,971	10.8%	5,467	12.1%	4,252	14.0%
Multifamily	11,405	25.1%	17,970	29.2%	13,265	27.3%	11,376	22.6%	6,012	17.5%
SBA	3,120	1.2%	1,827	0.9%	1,701	1.2%	939	1.2%	683	1.1%
Construction	3,906	3.9%	3,461	2.6%	3,318	2.7%	2,015	2.1%	1,530	1.1%
Lease financing	—	—%	—	—%	—	—%	6	0.1%	2,195	3.7%
Consumer:
Single family residential mortgage	10,486	26.7%	13,128	29.9%	10,996	30.9%	12,075	34.9%	13,854	43.5%
Other consumer	438	0.9%	941	0.9%	802	1.6%	982	1.8%	1,157	2.2%
Total	$57,649	100.0%	$62,192	100.0%	$49,333	100.0%	$40,444	100.0%	$35,533	100.0%

Servicing Rights
We retain servicing rights from certain sales of SFR mortgage loans and SBA loans.
Mortgage servicing rights (MSRs). MSRs are accounted for at fair value and totaled $1.2 million and $1.8 million at December 31, 2019 and 2018. The aggregate principal balance of the loans underlying MSRs was $150.6 million and $204.0 million at December 31, 2019 and 2018. The recorded amount of MSRs as a percentage of the unpaid principal balance of the loans we are servicing were 0.77% and 0.87% at December 31, 2019 and 2018.
During the first half of 2018, we sold $28.5 million of MSRs on approximately $3.55 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $30.1 million, subject to prepayment protection provision and standard representations and warranties. The sale of MSRs resulted in a net loss of $2.3 million for the year ended December 31, 2018, primarily related to transaction costs, provision for early repayments of loans, and expected repurchase obligations under standard representations and warranties.
We sold $37.8 million of MSRs as a part of discontinued operations during the year ended December 31, 2017.
SBA servicing rights. SBA servicing rights are accounted for at lower of cost or fair value and totaled $1.1 million and $1.7 million at December 31, 2019 and 2018. The aggregate principal balance of the loans underlying SBA servicing rights was $75.2 million and $96.4 million at December 31, 2019 and 2018. The recorded amount of SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing were 1.52% and 1.72% at December 31, 2019 and 2018.
For additional information, see Note 8 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Goodwill and other intangible assets
We had goodwill of $37.1 million at December 31, 2019 and 2018. During the year ended December 31, 2017, we wrote off goodwill of $2.1 million.
We conduct our evaluation of goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our annual goodwill impairment test as of August 31, 2019 and determined that no goodwill impairment existed.
We had core deposit intangibles of $4.2 million and $6.3 million at December 31, 2019 and 2018. Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2019, the weighted-average remaining amortization period for core deposit intangibles was approximately 4.7 years.
We recorded impairment on intangible assets of zero, zero, and $336 thousand for the years ended December 31, 2019, 2018, and 2017. During the year ended December 31, 2017, we also wrote off a client relationship intangible of $246 thousand and a trade name intangible of $90 thousand.
For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Alternative Energy Partnerships
The following table presents the activity related to our investment in alternative energy partnerships for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
($ in thousands)	2019	2018
Balance at beginning of period	$28,988	$48,826
New funding	806	—
Return of unused capital	—	(1,027)
Change in unfunded equity commitments	3,225	—
Cash distribution from investments	(2,025)	(13,767)
Loss on investments using HLBV method	(1,694)	(5,044)
Balance at end of period	$29,300	$28,988
Unfunded equity commitments	$3,225	$—
Our investments in alternative energy partnerships are primarily returned through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. During the year ended December 31, 2019, the recognition of tax credits on investments in alternative energy partnerships was $3.4 million, partially offset by tax expense from tax basis reduction of $362 thousand, compared to $9.6 million of tax credits recognized, partially offset by tax expense from tax basis reduction of $1.0 million for the year ended December 31, 2018. The reduction in tax credits received by us is due to fewer investments in alternative energy partnerships. The HLBV loss for the period is largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions.
For additional information, see Note 21 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Deposits
Total deposits were $5.43 billion at December 31, 2019, a decrease of $2.49 billion, or 31.4%, from $7.92 billion at December 31, 2018. The decrease was mainly due to controlled run-off of higher costing deposits, including matured certificates of deposit that were not renewed and other non-maturity accounts. During 2019, we continued efforts to build core deposits across our business units, including strong growth from the community banking and private banking channel, as well as reductions in brokered deposits. Brokered deposits were $10.0 million at December 31, 2019, a decrease of $1.70 billion, or 99.4%, from $1.71 billion at December 31, 2018. Brokered deposits represented 0.2% and 21.6% of total deposits at December 31, 2019 and 2018. During 2019, noninterest-bearing deposits increased by $65.2 million to $1.09 billion, or 20.1% of total deposits, at December 31, 2019. The following table presents the composition of deposits as of December 31, 2019 and 2018:

	December 31,		Change
($ in thousands)	2019	2018	Amount	Percentage
Noninterest-bearing deposits	$1,088,516	$1,023,360	$65,156	6.4%
Interest-bearing demand deposits	1,533,882	1,556,410	(22,528)	(1.4)%
Money market accounts	715,479	873,153	(157,674)	(18.1)%
Savings accounts	885,246	1,265,847	(380,601)	(30.1)%
Certificates of deposit of $250,000 or less	582,772	2,388,592	(1,805,820)	(75.6)%
Certificates of deposit of more than $250,000	621,272	809,282	(188,010)	(23.2)%
Total deposits	$5,427,167	$7,916,644	$(2,489,477)	(31.4)%
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2019:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$171,807	$160,703	$195,410	$54,852	$582,772
Certificates of deposit of more than $250,000	368,510	125,506	84,567	42,689	621,272
Total certificates of deposit	$540,317	$286,209	$279,977	$97,541	$1,204,044
For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Borrowings
Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand, or when they meet our asset/liability management goals to diversify funding sources and enhance the interest rate risk management.
We utilize FHLB advances and securities sold under repurchase agreements to leverage our capital base, to provide funds for our lending activities, to provide a source of liquidity, and to enhance our interest rate risk management. We also have the ability to borrow from the Federal Reserve Bank, as well as through unsecured federal funds lines with correspondent banks. We may obtain advances from the FHLB by collateralizing the advances with certain of our loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.
FHLB advances totaled $1.20 billion and $1.52 billion at December 31, 2019 and 2018. At December 31, 2019, $730.0 million of the Bank's advances from FHLB were fixed rate and had interest rates ranging from 1.82% to 3.32% with a weighted-average interest rate of 2.66%, and $465.0 million of the Bank's advances from FHLB were variable rate and had a weighted-average interest rate of 1.66%. At December 31, 2019 and 2018, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.05 billion and $4.05 billion. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $32.3 million and $41.0 million at December 31, 2019 and 2018. Based on this collateral, the Bank was eligible to borrow an additional $1.02 billion at December 31, 2019.
We did not have any outstanding securities sold under agreements to repurchase at December 31, 2019 or 2018.
For additional information, see Note 12 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
Long-Term Debt
The following table presents our long-term debt as of the dates indicated:

	December 31,
	2019		2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,579)	$175,000	$(1,826)
Total	$175,000	$(1,579)	$175,000	$(1,826)
For additional information, see Note 13 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
Reserve for Unfunded Loan Commitments
We maintain a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure. As of December 31, 2019 and December 31, 2018, the reserve for unfunded loan commitments was $4.1 million and $4.6 million and included in other liabilities in the accompanying consolidated balance sheets. Changes in the reserve for unfunded commitments are recorded in other noninterest expense in the accompany Consolidated Statements of Operations. The decrease during the year ended December 31, 2019 was mainly due to a reduction in the amount of unfunded loan commitments outstanding as of December 31, 2019.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of period	$4,622	$3,716	$2,385
(Reversal of) provision for unfunded loan commitments	(558)	906	1,331
Balance at end of period	$4,064	$4,622	$3,716
Reserve for Loss on Repurchased Loans
When we sell residential mortgage loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. In addition, we had the option to buy out severely delinquent loans at par from GNMA pools for which we were the servicer and issuer of the pool. We maintain a reserve for losses on repurchased loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Reserve for loss on repurchased loans totaled $6.2 million at December 31, 2019, an increase of $3.7 million, or 147.4%, from $2.5 million at December 31, 2018. Approximately $4.6 million of the change was due to the establishment of new reserves, including $4.4 million associated with our multifamily securitization during the year ended December 31, 2019. Offsetting the increase was a $868 thousand decrease due to portfolio run-off and repurchase settlement activities.
Provisions added to the reserve for loss on repurchased loans are initially recorded against noninterest income at the time of sale, and any subsequent increase or decrease in the provision is then recorded under noninterest expense on the Consolidated

Statements of Operations as an increase or decrease to provision for loan repurchases. Initial provisions for loan repurchases were $4.6 million, $126 thousand and $1.6 million, respectively, and subsequent reversals in the provision were $(660) thousand, $(2.5) million and $(1.8) million, respectively, for the years ended December 31, 2019, 2018 and 2017.
We believe that all repurchase demands received were adequately reserved for at December 31, 2019. For additional information, see Note 15 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
Liquidity Management
We are required to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows, and dividend payments. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.
Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits; payments (including interest and principal) on outstanding loans and investment securities; sales of loans, investment securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits and collect deposits through its wholesale and treasury operations. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100% of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the year ended December 31, 2019, the Bank paid dividends of $142.5 million to Banc of California, Inc. At December 31, 2019, Banc of California, Inc. had $74.0 million in cash, all of which was on deposit at the Bank. During the year ended December 31, 2019, we completed a partial tender offer for depositary shares representing shares of our Series D and Series E preferred stock. The total consideration for each Series E Depositary Share tendered and accepted for purchase pursuant to the offer equaled $27.13. The total consideration for each Series D Depositary Share tendered and accepted for purchase pursuant to the offer equaled $26.39. The aggregate total consideration paid by us for the preferred stock accepted for purchase was $46.0 million inclusive of premium to par and accrued dividends ($19.4 million of series D and $26.6 million series E depository shares). The completed partial tender offer resulted in a $5.1 million reduction to net income available to common shareholders.
On a consolidated basis, we maintained $373.5 million of cash and cash equivalents, which was 4.8% of total assets at December 31, 2019. Our cash and cash equivalents decreased by $18.1 million, or 4.6%, from $391.6 million, or 3.7% of total assets, at December 31, 2018. The decrease was mainly due to reductions in deposits and FHLB advances, offset by cash received from sales of investment securities and loans. We have benefited from completion during late 2018 of our exit from high-rate and high-volatility institutional deposits and reduced the reliance on brokered deposits by replacing them with core deposits to fund new loan originations. During the year ended December 31, 2019, we also strategically decreased our securities portfolio to navigate a volatile rate environment by completing the sale of our entire commercial mortgage-backed securities portfolio and reducing our collateralized loan obligations and mortgage-back securities exposure by selling $1.20 billion of these investments. All of these strategic actions were taken in order to expand core lending activities across the organization and reduce our reliance on higher costing brokered certificates of deposit, while attempting to reduce risk on our consolidated balance sheet.
At December 31, 2019, we had available unused secured borrowing capacities of $1.02 billion from FHLB and $16.7 million from Federal Reserve Discount Window, as well as $185.0 million from unused unsecured federal funds lines of credit. We also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at December 31, 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. We also had unpledged securities available-for-sale of $868.5 million at December 31, 2019.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements. As of December 31, 2019, we believe that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on our liquidity position.
Commitments
The following table presents information as of December 31, 2019 regarding our commitments and contractual obligations:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	One to Three Years	Over Three Years to Five Years	More than Five Years
Commitments to extend credit	$129,968	$43,707	$73,356	$2,371	$10,534
Unused lines of credit	1,050,335	837,251	77,701	80,053	55,330
Standby letters of credit	5,450	5,159	180	91	20
Total commitments	$1,185,753	$886,117	$151,237	$82,515	$65,884
FHLB advances	$1,195,000	$639,000	$191,000	$65,000	$300,000
Long-term debt	175,000	—	—	—	175,000
Operating and capital lease obligations	27,053	7,181	8,394	4,304	7,174
Certificates of deposit	1,204,044	1,106,503	92,361	5,180	—
Total contractual obligations	$2,601,097	$1,752,684	$291,755	$74,484	$482,174
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC) as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of December 31, 2019, the Bank has paid $20.8 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $7.4 million as of December 31, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
We had unfunded commitments of $22.4 million, $7.6 million, and $501 thousand for Affordable Housing Fund Investment, SBIC, and Other Investments at December 31, 2019.

Stockholders’ Equity
Stockholders’ equity totaled $907.2 million at December 31, 2019, a decrease of $38.3 million, or 4.0%, from $945.5 million at December 31, 2018. The decrease was primarily the result of the partial redemption of our Series D Preferred Stock and Series E Preferred Stock for an aggregate amount of $46.0 million, cash dividends for common stock of $15.7 million and cash dividends for preferred stock of $15.6 million, partially offset by net income of $23.8 million and $12.2 million of other comprehensive income on securities available-for-sale due primarily to decreases in market interest rates during the year ended December 31, 2019. For additional information, see Note 19 to Consolidated Financial Statements included Item 8 of this Annual Report on Form 10-K.
In order to maintain adequate levels of capital, we continuously assess projected sources and uses of capital to support projected asset growth, operating needs and credit risk. We consider, among other things, earnings generated from operations and access to capital from financial markets. In addition, we perform capital stress tests on an annual basis to assess the impact of adverse changes in the economy on our capital base.

Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, made selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule were phased in through January 1, 2019. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. For additional information on Basel III capital rules, see Note 20 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well-Capitalized Requirements (Bank)
December 31, 2019
Total risk-based capital ratio	15.90%	17.46%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.83%	16.39%	6.00%	8.00%
Common equity tier 1 capital ratio	11.56%	16.39%	4.50%	6.50%
Tier 1 leverage ratio	10.89%	12.02%	4.00%	5.00%
December 31, 2018
Total risk-based capital ratio	13.71%	15.71%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.77%	14.77%	6.00%	8.00%
Common equity tier 1 capital ratio	9.53%	14.77%	4.50%	6.50%
Tier 1 leverage ratio	8.95%	10.36%	4.00%	5.00%

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
We maintain both a management ALCO (Management ALCO), comprised of select members of senior management, and an ALCO of our Board of Directors (Board ALCO, together with Management ALCO, ALCOs). In order to manage the risk of potential adverse effects of material and prolonged changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the ALCOs monitor adherence to those guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis.
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
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCOs may decide to increase our interest rate risk position within the asset/liability tolerance set forth by our Board of Directors.
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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
Interest rate risk results from our banking activities and is the primary market risk for us. Interest rate risk is caused by the following factors:

•	Repricing risk - timing differences in the repricing and maturity of interest-earning assets and interest-bearing liabilities;

•	Option risk - changes in the expected maturities of assets and liabilities, such as borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity;

•	Yield curve risk - changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and

•	Basis risk - changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate and London Interbank Offered Rate.
Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Board ALCO. Board ALCO delegates the day to day management of interest rate risk to the Management ALCO. Management ALCO ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Board ALCO reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of this policy, our Board of Directors periodically reviews the interest rate risk policy limits.
Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic repricing characteristics of our assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.
Our interest rate risk exposure is measured and monitored through various risk management tools, including a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The simulation model is based on the actual maturities and re-pricing characteristics of the Bank’s interest-rate sensitive assets and liabilities. The simulated interest rate scenarios include an instantaneous parallel shift in the yield curve (Rate Shock). We then evaluate the simulation results using two approaches: Net Interest Income at Risk (NII at Risk), and Economic Value of Equity (EVE). Under NII at Risk, the impact on net interest income from changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled utilizing various assumptions for assets, liabilities, and derivatives.
EVE measures the period end market value of assets minus the market value of liabilities. Asset liability management uses this value to measure the changes in the economic value of the Bank under various interest rate scenarios. In some ways, the economic value approach provides a broader scope than net income volatility approach since it captures all anticipated cash flows.
The balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest margin, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, the balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest margin, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets.
At December 31, 2019, our interest rate risk profile reflects an “asset sensitive” position. We are naturally asset sensitive due to our large portfolio of rate-sensitive assets. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.

The following table presents the projected change in the Bank’s net portfolio value at December 31, 2019 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
($ in thousands)	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
December 31, 2019
+200 bps	$1,002,011	$52,633	5.5%	$228,972	$8,336	3.8%
+100 bps	981,512	32,134	3.4%	224,614	3,978	1.8%
0 bp	949,378			220,636
-100 bps	915,782	(33,596)	(3.5)%	217,301	(3,335)	(1.5)%

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
Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.

Item 8. Financial Statements and Supplementary Data
BANC OF CALIFORNIA, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018, and 2017

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Banc of California, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of Banc of California, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account and the disclosure to which it relates.

Allowance for Loan Losses

Description of the Matter
The Company’s loan portfolio totaled $5.95 billion as of December 31, 2019 and the associated allowance for loan losses (ALL) was $57.6 million. As discussed in Note 1 to the consolidated financial statements, the ALL is established through a provision for loan losses and represents management’s best estimate of probable losses that may be incurred within the existing loan portfolio. Management’s estimate for the ALL consists of a specific allowance established for probable losses on individually identified impaired loans, quantitative allowance calculated using historical loss experience adjusted as necessary to reflect current conditions, and qualitative allowance to capture economic, underwriting, process, credit, and other factors and trends that are not adequately reflected in the historical loss rates. Management estimates the allowance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.
Auditing management’s estimate of the allowance is complex due to the highly judgmental nature of the qualitative allowance. Management’s identification and measurement of the qualitative allowance is highly judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of related controls over the calculation and recording of the ALL. This included testing controls over the underlying data and inputs to the qualitative adjustments, management’s review of significant assumptions, and the Company’s ALL governance process, including management’s review of whether qualitative adjustments are warranted, calculated appropriately, and whether the ALL appropriately reflects losses incurred in the loan portfolio as of the balance sheet date. This included observing key management meetings where such items were discussed.
To test the reasonableness of the qualitative allowance, our audit procedures included, among others, assessing the methodology used by the Company to estimate the qualitative allowance and testing the completeness and accuracy of the underlying data used by the Company in its calculation of the qualitative allowance. We evaluated the accuracy of management’s inputs by comparing the inputs to the Company’s historical loan performance data, third-party macroeconomic data, peer bank data, and tested the mathematical accuracy of the calculation of the qualitative allowance. We analyzed changes in the qualitative allowance by comparing to prior periods, macroeconomic trends and changes in the Company’s loan portfolio. In addition, we evaluated the overall ALL, inclusive of the qualitative allowance, and whether the amount appropriately reflects losses incurred in the loan portfolio as of the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Irvine, California
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP KPMG LLP
We served as the Company’s auditor from 2012 to 2019.
Irvine, California
February 28, 2019

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$28,890	$21,875
Interest-earning deposits in financial institutions	344,582	369,717
Total cash and cash equivalents	373,472	391,592
Securities available-for-sale, carried at fair value	912,580	1,992,500
Loans held-for-sale, carried at fair value	22,642	7,690
Loans held-for-sale, carried at lower of cost or fair value	—	426
Loans receivable	5,951,885	7,700,873
Allowance for loan losses	(57,649)	(62,192)
Loans receivable, net	5,894,236	7,638,681
Federal Home Loan Bank and other bank stock, at cost	59,420	68,094
Premises and equipment, net	128,021	129,394
Bank owned life insurance	109,819	107,027
Operating lease right-of-use assets	22,540	—
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	29,300	28,988
Deferred income taxes, net	44,906	49,404
Income tax receivable	4,233	2,695
Other intangible assets, net	4,151	6,346
Other assets	185,946	150,596
Assets of discontinued operations	—	19,490
Total Assets	$7,828,410	$10,630,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,088,516	$1,023,360
Interest-bearing deposits	4,338,651	6,893,284
Total deposits	5,427,167	7,916,644
Federal Home Loan Bank advances	1,195,000	1,520,000
Long-term debt, net	173,421	173,174
Reserve for loss on repurchased loans	6,201	2,506
Operating lease liabilities	23,692	—
Accrued expenses and other liabilities	95,684	72,209
Total liabilities	6,921,165	9,684,533
Commitments and contingent liabilities (Note 23)	—	—
Preferred stock	189,825	231,128
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,997,061 shares issued and 50,413,681 shares outstanding at December 31, 2019; 51,755,398 shares issued and 50,172,018 shares outstanding at December 31, 2018	520	518
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at December 31, 2019 and at December 31, 2018	5	5
Additional paid-in capital	629,848	625,834
Retained earnings	127,733	140,952
Treasury stock, at cost (1,583,380 shares at December 31, 2019 and December 31, 2018)	(28,786)	(28,786)
Accumulated other comprehensive loss, net	(11,900)	(24,117)
Total stockholders’ equity	907,245	945,534
Total liabilities and stockholders’ equity	$7,828,410	$10,630,067
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Interest and dividend income
Loans, including fees	$333,934	$329,272	$281,071
Securities	48,134	83,567	99,742
Other interest-earning assets	9,043	9,957	8,377
Total interest and dividend income	391,111	422,796	389,190
Interest expense
Deposits	101,099	91,236	60,414
Federal Home Loan Bank advances	32,285	34,995	12,951
Securities sold under repurchase agreements	62	1,033	880
Long-term debt and other interest-bearing liabilities	9,502	9,456	10,755
Total interest expense	142,948	136,720	85,000
Net interest income	248,163	286,076	304,190
Provision for loan losses	36,387	30,215	13,699
Net interest income after provision for loan losses	211,776	255,861	290,491
Noninterest income
Customer service fees	5,982	6,315	6,492
Loan servicing income	679	3,720	1,025
Income from bank owned life insurance	2,292	2,176	2,339
Impairment loss on investment securities	(731)	(3,252)	—
Net (loss) gain on sale of securities available-for-sale	(4,852)	5,532	14,768
Net gain on sale of loans	7,872	1,932	11,942
Net loss on sale of mortgage servicing rights	—	(2,260)	—
Other income	874	9,752	8,104
Total noninterest income	12,116	23,915	44,670
Noninterest expense
Salaries and employee benefits	105,915	109,974	129,153
Occupancy and equipment	31,308	31,847	38,391
Professional fees	12,212	33,652	42,417
Outside service fees	1,697	4,667	5,840
Data processing	6,420	6,951	7,888
Advertising	8,422	12,664	5,313
Regulatory assessments	7,711	7,678	8,105
Loss on investments in alternative energy partnerships, net	1,694	5,044	30,786
Reversal of provision for loan repurchases	(660)	(2,488)	(1,812)
Amortization of intangible assets	2,195	3,007	3,928
Impairment on intangible assets	—	—	336
Restructuring expense	4,263	4,431	5,326
All other expense	14,737	15,358	32,597
Total noninterest expense	195,914	232,785	308,268
Income from continuing operations before income taxes	27,978	46,991	26,893
Income tax expense (benefit)	4,219	4,844	(26,581)
Income from continuing operations	23,759	42,147	53,474
Income from discontinued operations before income taxes (including net gain on disposal of $0, $1,439 and $13,796 for the year ended December 31, 2019, 2018 and 2017)	—	4,596	7,164
Income tax expense	—	1,271	2,929
Income from discontinued operations	—	3,325	4,235
Net income	23,759	45,472	57,709
Preferred stock dividends	15,559	19,504	20,451
Less: Income allocated to participating securities	—	—	311
Less participating securities dividends	483	811	811
Impact of preferred stock redemption	5,093	2,307	—
Net income available to common stockholders	$2,624	$22,850	$36,136
Basic earnings per common share
Income from continuing operations	$0.05	$0.38	$0.64
Income from discontinued operations	—	0.07	0.08
Net income	$0.05	$0.45	$0.72
Diluted earnings per common share
Income from continuing operations	$0.05	$0.38	$0.63
Income from discontinued operations	—	0.07	0.08
Net income	$0.05	$0.45	$0.71
Basic earnings per class B common share
Income from continuing operations	$0.05	$0.38	$0.64
Income from discontinued operations	—	0.07	0.08
Net income	$0.05	$0.45	$0.72
Diluted earnings per class B common share
Income from continuing operations	$0.05	$0.38	$0.64
Income from discontinued operations	—	0.07	0.08
Net income	$0.05	$0.45	$0.72
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$23,759	$45,472	$57,709
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	8,285	(28,230)	10,068
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	12,845
Reclassification adjustment for loss (gain) included in net income	3,426	(3,906)	(8,644)
Reclassification adjustment for OTTI loss included in net income	506	2,296	—
Total other comprehensive income (loss)	12,217	(29,840)	14,269
Comprehensive income	$35,976	$15,632	$71,978
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2016	$269,071	$537	$2	$614,226	$134,515	$(29,070)		$(9,042)		$980,239
Comprehensive income (loss):
Net income	—	—	—	—	57,709	—		—		57,709
Other comprehensive income, net	—	—	—	—	—	—		14,269		14,269
Issuance of common stock	—	4	3	(7)	—	—		—		—
Cancellation of common stock for termination of Stock Employee Compensation Trust	—	(25)	—	25	—	—		—		—
Exercise of stock options	—	3	—	1,756	—	284		—		2,043
Stock-based compensation expense	—	—	—	12,134	—	—		—		12,134
Restricted stock surrendered due to employee tax liability	—	(2)	—	(6,822)	—	—		—		(6,824)
Shares purchased under Dividend Reinvestment Plan	—	—	—	123	(181)	—		—		(58)
Stock appreciation right dividend equivalents	—	—	—	—	(811)	—		—		(811)
Dividends declared ($0.52 per common share)	—	—	—	—	(25,942)	—		—		(25,942)
Preferred stock dividends	—	—	—	—	(20,451)	—		—		(20,451)
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,839	$(28,786)		$5,227		$1,012,308
Reclassification of stranded tax effects to retained earnings	—	—	—	—	(496)	—		496		—
Adjusted Balance at December 31, 2017	269,071	517	5	621,435	144,343	(28,786)	—	5,723	—	1,012,308
Comprehensive income:
Net income	—	—	—	—	45,472	—		—		45,472
Other comprehensive loss, net	—	—	—	—	—	—		(29,840)		(29,840)
Issuance of common stock	—	2	—	(2)	—	—		—		—
Redemption of preferred stock	(37,943)	—	—	—	(2,307)	—		—		(40,250)
Stock-based compensation expense	—	—	—	6,565	—	—		—		6,565
Restricted stock surrendered due to employee tax liability	—	(1)	—	(2,365)	—	—		—		(2,366)
Shares purchased under Dividend Reinvestment Plan	—	—	—	201	(254)	—		—		(53)
Stock appreciation right dividend equivalents	—	—	—	—	(811)	—		—		(811)
Dividends declared ($0.52 per common share)	—	—	—	—	(25,987)	—		—		(25,987)
Preferred stock dividends	—	—	—	—	(19,504)	—		—		(19,504)
Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)		$(24,117)		$945,534
Comprehensive income:
Net income	—	—	—	—	23,759	—		—		23,759
Other comprehensive income, net	—	—	—	—	—	—		12,217		12,217
Issuance of common stock	—	2	—	(2)	—	—		—		—
Redemption of preferred stock	(41,303)	—	—	—	(5,093)	—		—		(46,396)
Stock-based compensation expense	—	—	—	5,039	—	—		—		5,039
Restricted stock surrendered due to employee tax liability	—	—	—	(1,023)	—	—		—		(1,023)
Shares purchased under Dividend Reinvestment Plan	—	—	—	—	(99)	—		—		(99)
Stock appreciation right dividend equivalents	—	—	—	—	(483)	—		—		(483)
Dividends declared ($0.31 per common share)	—	—	—	—	(15,744)	—		—		(15,744)
Preferred stock dividends	—	—	—	—	(15,559)	—		—		(15,559)
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)		$(11,900)		$907,245
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$23,759	$45,472	$57,709
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	36,387	30,215	13,699
(Reversal of) provision for unfunded loan commitments	(558)	906	1,331
Reversal of provision for loan repurchases	(660)	(2,488)	(1,812)
Depreciation and amortization on premises, equipment and operating lease right-of-use assets	16,427	10,878	12,425
Amortization of intangible assets	2,195	3,007	3,928
Amortization of debt issuance cost	247	233	247
Net amortization (accretion) of premium and discount on securities	783	1,213	(2,432)
Impairment loss on investment securities	731	3,252	—
Net amortization (accretion) of deferred loans cost and fees	916	(612)	(1,318)
Accretion of discounts on purchased loans	(365)	(637)	(4,808)
Deferred income tax benefit	(622)	(5,911)	(30,372)
Bank owned life insurance income	(2,292)	(2,176)	(2,339)
Share-based compensation expense	5,039	6,565	12,134
Loss on interest rate swaps	8,964	—	—
Loss on investments in alternative energy partnerships and affordable housing investments	5,214	5,044	30,786
Impairment on intangible assets	—	—	336
Impairment on capitalized software projects	1,481	1,975	1,957
Net revenue on mortgage banking activities	—	(428)	(42,889)
Net gain on sale of loans	(7,872)	(1,932)	(11,942)
Net loss (gain) on sale of securities available for sale	4,852	(5,532)	(14,768)
Loss from change of fair value on mortgage servicing rights	—	1,533	17,051
Loss (gain) on sale or disposal of property and equipment	67	(1,741)	1,070
Loss on sale of mortgage servicing rights	—	2,260	—
Net gain on disposal of discontinued operations	—	(1,439)	(13,796)
Repurchase of mortgage loans	(1,929)	(12,666)	(31,913)
Originations of loans held-for-sale from mortgage banking	—	—	(1,533,889)
Originations of other loans held-for-sale	—	(5,839)	(97,156)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage (1)	6,210	25,216	1,961,275
Proceeds from sales of and principal collected on other loans held-for-sale	426	7,037	302,695
Change in accrued interest receivable and other assets	(15,447)	24,860	2,604
Change in accrued interest payable and other liabilities (1)	(3,698)	(5,262)	(66,802)
Net cash provided by operating activities	80,255	123,003	563,011
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	1,196,498	417,870	981,481
Proceeds from maturities and calls of securities available-for-sale	53,090	607,601	518,978
Proceeds from principal repayments of securities available-for-sale	36,541	43,378	43,936
Proceeds from maturities and calls of securities held-to-maturity	—	—	143,505
Purchases of securities available-for-sale	(195,258)	(521,575)	(962,390)
Purchases of bank owned life insurance	(500)	—	—
Net cash provided by disposal of discontinued operations	—	—	56,123
Loan originations and principal collections, net	573,490	(1,374,702)	(1,128,172)
Purchase of loans	—	(59,481)	—
Redemption of Federal Home Loan Bank stock	82,835	66,710	29,612
Purchase of Federal Home Loan Bank and other bank stocks	(74,161)	(59,150)	(37,424)
Proceeds from sale of loans held-for-sale/held-for-investment	1,146,562	376,837	605,502
Net change in time deposits in financial institutions	—	—	1,000
Proceeds from sale of other real estate owned	843	1,795	3,508
Proceeds from sale of mortgage servicing rights	—	30,056	1,496
Proceeds from sale of premises and equipment	—	4,193	2,663
Additions to premises and equipment	(10,478)	(9,001)	(15,323)
Payments of capital lease obligations	(574)	(463)	(1,434)
Funding of equity investment	(14,800)	(6,361)	(35,826)
Net decrease (increase) in investments in alternative energy partnerships	1,219	12,547	(55,377)
Net cash provided by (used in) investing activities	2,795,307	(469,746)	151,858
Cash flows from financing activities:
Net (decrease) increase in deposits	(2,489,477)	623,741	(1,849,247)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(200,000)	(430,000)	805,000
Repayment of long-term Federal Home Loan Bank advances	(125,000)	(125,000)	(100,000)
Proceeds from long-term Federal Home Loan Bank advances	—	380,000	500,000
Net decrease in other short-term borrowings	—	—	(68,000)
Redemption of preferred stock	(46,396)	(40,250)	—
Payment of junior subordinated amortizing notes	—	—	(2,684)
Proceeds from exercise of stock options	—	—	2,043
Restricted stock surrendered due to employee tax liability	(1,023)	(2,366)	(6,824)
Dividend equivalents paid on stock appreciation rights	(483)	(810)	(810)
Dividends paid on preferred stock	(15,559)	(21,954)	(20,451)
Dividends paid on common stock	(15,744)	(32,725)	(25,707)
Net cash (used in) provided by financing activities	(2,893,682)	350,636	(766,680)
Net change in cash and cash equivalents	(18,120)	3,893	(51,811)
Cash and cash equivalents at beginning of year	391,592	387,699	439,510
Cash and cash equivalents at end of year	$373,472	$391,592	$387,699
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$151,508	$130,793	$81,805
Income taxes paid	2,924	8,324	11,318
Income taxes refunds received	202	4,532	14,119
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	276	672	3,086
Transfer of loans held-for-investment to loans held-for-sale	1,139,597	376,995	593,977
Transfer of loans held-for-sale to loans held-for-investment	—	—	88,591
Reclassification of securities held-to-maturity to securities available-for-sale	—	—	740,863
Equipment acquired under capital leases	76	82	1,452
Reclassification of stranded tax effects to retained earnings	—	496	—
Receivable on unsettled securities sales	—	—	5,559
Operating lease right of use assets recognized	28,664	—	—
Operating lease liabilities recognized	30,065		—
Loans sold to Ginnie Mae that are subject to a repurchase option	—	—	65,998

(1)	We made certain immaterial reclassification adjustments within operating activities during the year ended December 31, 2017.
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California National Association (the Bank), a California-based bank. When we refer to the “parent” or the “holding company", we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company”, we are referring to Banc of California, Inc., its consolidated subsidiaries and the Bank, collectively. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (FRB) and the Bank is regulated by the Office of the Comptroller of the Currency (the OCC).
The Bank offers a variety of financial services to meet the commercial banking and financial needs of the communities it serves, with operations conducted through 32 banking offices, serving Los Angeles, Orange, San Diego and Santa Barbara counties in California as of December 31, 2019.
Basis of Presentation: The consolidated financial statements include the accounts of the Company and all other entities in which we have a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the "Company" or "us" include our wholly owned subsidiaries. The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles, which we may refer to as "GAAP," and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
Use of Estimates in the Preparation of Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, reserve for loss on repurchased loans, reserve for unfunded loan commitments, realization of deferred tax assets, the valuation of goodwill and other intangible assets, hypothetical liquidation at book value (HLBV) of investments in alternative energy partnerships, fair value of assets and liabilities acquired in business combinations, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Discontinued Operations: During the year ended December 31, 2017, we completed the sale of the Banc Home Loans division, which largely represented our previous Mortgage Banking segment. In accordance with ASC 205-20, we determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that were sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 for additional information. Unless otherwise indicated, information included in these notes to consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented. There were no assets, liabilities or operating income as of and for the year ended December 31, 2019 related to discontinued operations.
Segment Reporting: In connection with the sale of our Banc Home Loans division, which largely represented our Mortgage Banking segment, we reassessed our reportable operating segments. Based on this internal evaluation, we determined that all three of our previously disclosed reportable segments, Commercial Banking, Mortgage Banking, and Corporate/Other, are no longer applicable. Accordingly, to better reflect how we are now managed and how information is reviewed by the chief operating decision maker, our chief executive officer, we determined that all services we offer relate to Commercial Banking. As a result, our only reportable segment is Commercial Banking.

Variable Interest Entities: We hold ownership interests in certain special purpose entities. We evaluate our interest in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether we meet the criteria as their primary beneficiary and are therefore required to consolidate these entities. A primary beneficiary of a VIE is defined as, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest we hold could be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We analyze whether we are the primary beneficiary of a VIE on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 21 for additional information.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank and other financial institutions, and federal funds sold with original maturities less than 90 days. Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (FRB). The reserve requirement at December 31, 2019 was $65.2 million. We were in compliance with our reserve requirements as of December 31, 2019.
Time Deposits in Financial Institutions: Time deposits in financial institutions have original maturities over 90 days and are carried at cost.
Investment Securities: Investment securities are classified at the time of purchase as available-for-sale, held-to-maturity or trading. We had no investment securities classified as held-to-maturity or trading at December 31, 2019 and 2018. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value with unrealized holding gains and losses, net of taxes, and other-than-temporary impairment (OTTI), net of taxes, reported in accumulated other comprehensive income (AOCI) on the Consolidated Statements of Financial Condition.
During the year ended December 31, 2017, we evaluated our securities held-to-maturity and determined that certain securities no longer adhered to our strategic focus and could be sold or reinvested to potentially improve our liquidity position or duration profile. Accordingly, we were no longer able to assert that we had the intent to hold these securities until maturity. As a result, we transferred all $740.9 million of our held-to-maturity securities to available-for-sale, which resulted in a pre-tax increase to AOCI of $22.0 million at the time of the transfer, June 30, 2017.
Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses from sales of securities are calculated using the specific identification method.
Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320, Accounting for Certain Investments in Debt and Equity Securities. In determining OTTI under the ASC 320 model, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also considers whether the market decline was affected by macroeconomic conditions, and assesses whether we intend to sell, or it is more likely than not we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs the amount of the impairment recognized in earnings depends on our intent to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (i) OTTI related to credit loss, which must be recognized in the income statement and (ii) OTTI related to other factors, which is recognized in other comprehensive income (OCI). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities the entire amount of impairment is recognized through earnings.
Loans Held-For-Sale, Carried at Fair Value: Loans held-for-sale, carried at fair value, are conforming SFR mortgage loans that are originated and intended for sale in the secondary market, repurchased loans that were previously sold to Ginnie Mae and other GSEs, and loans sold to Ginnie Mae that are delinquent more than 90 days and subject to a unilateral purchase option by us. The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics.
Loans Held-for-Sale, Carried at Lower of Cost or Fair Value: We record non-conforming jumbo mortgage loans held-for-sale and certain commercial loans held-for-sale at the lower of cost or fair value, on an aggregate basis. Deferred loan origination fees and costs or purchase discounts or premiums included in the carrying value of the loans are not amortized and are included in the determination of gains or losses from the sale of the related loans. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income. When we change our intent to hold loans for investment, the loans are transferred to held-for-sale at the lower of cost or fair value on the transfer date and amortization of deferred fees and costs or purchase discounts or premiums is ceased. If a determination is made that a loan held-for-sale cannot be sold in the foreseeable future, it is transferred to held-for-investment at the lower of cost or fair value on the transfer date and amortization of origination fees and costs or purchase discounts or premiums are resumed.
Loans: When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is our intent to hold these loans to maturity or for the foreseeable future, subject to periodic review under our management evaluation processes, including asset/liability management. Loans, excluding purchase credit impaired (PCI) loans, that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs.
Amortization of deferred loan origination fees and costs or purchase premiums and discounts are recognized in interest income as an adjustment to yield over the terms of loans using the effective interest method. Deferred loan origination fees and costs on revolving lines of credit are amortized using the straight line method. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status.
Generally, loans are placed on non-accrual status when scheduled payments become past due for 90 days or more. When accrual of interest is discontinued, any unpaid accrued interest receivable is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
A charge-off is generally recorded at 180 days past due for SFR mortgage loans if the unpaid principal balance exceeds the fair value of the collateral less costs to sell. Commercial and industrial and commercial real estate loans financings are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan on non-accrual status. A charge-off for commercial and industrial and commercial real estate loans is recorded when a loss is confirmed. Consumer loans, other than those secured by real estate, are typically charged off no later than 120 days past due.
Allowance for Loan Losses (ALL): The ALL is a reserve established through a provision for loan losses, and represents management’s best estimate of probable losses that may be incurred within the existing loan portfolio as of the date of the consolidated statements of financial condition. Prior to 2018, we had lease financing receivables; however, since there are no lease financing receivables during the two most recent years, we refer to the allowance for loan losses as the allowance for loan losses. Confirmed losses are charged against the ALL. Subsequent recoveries, if any, are credited to the ALL. We perform an analysis of the adequacy of the ALL at least quarterly. Management estimates the required ALL balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The ALL consists of three elements; (i) a specific allowance established for probable losses on individually identified impaired loans, (ii) a quantitative allowance calculated using historical loss experience adjusted as necessary to reflect current conditions; and (iii) a qualitative allowance to capture economic, underwriting, process, credit, and other factors and trends that are not adequately reflected in the historical loss rates.
A loan is deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure expected credit losses on all impaired loans individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and estimated cash flows expected to be collected. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Loans for which the terms have been modified by granting a concession that normally would not be provided and where the borrower is experiencing financial difficulties are considered TDRs and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The impairment amount on a collateral dependent loan is generally charged-off to the ALL, and the impairment amount on a loan that is not collateral dependent is set-up as a specific reserve. TDRs are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. For TDRs that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the ALL.

At December 31, 2019, the following loan portfolio segments have been identified:

•	Commercial and industrial (general commercial and industrial, warehouse lending, and indirect/direct leveraged lending)

•	Commercial real estate

•	Multifamily

•	SBA

•	Construction

•	SFR - 1st deeds of trust (general SFR mortgage and other)

•	Other consumer (HELOC and other)
We categorize loans into risk categories based on relevant information about the ability of borrowers and lessees (also referred to as borrowers) to service their obligations such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.
Loans secured by multifamily and commercial real estate properties generally involve a greater degree of credit risk than SFR mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial and industrial loans are also considered to have a greater degree of credit risk than SFR mortgage loans due to the fact commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA loans are similar to commercial and industrial loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150 thousand and 75% of the loan amount for loans of more than $150 thousand. As a result, the availability of funds for the repayment of lease financing may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer loans may entail greater risk than SFR mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Green Loans are also considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular third party automated valuation models (AVMs) of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the property values have declined to levels less than the original LTV ratios, or other levels deemed prudent by us, we may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.
On the interest only loans, we project future payment changes to determine if there will be a material increase in the required payment and then monitors the loans for possible delinquency. Individual loans are monitored for possible downgrading of risk rating.
Troubled Debt Restructurings: A loan is identified as a TDR when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties, we grant a concession to the borrower in the restructuring that it would not otherwise consider. We have granted a concession when, as a result of the restructuring to a troubled borrower, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.
Our policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance under the restructured terms of the loan for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is our policy to continue to base our measure of loan impairment on the contractual terms specified by the loan agreement.

Fair Values of Financial Instruments: We measure certain assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC Topic 825, "Financial Instruments." Examples of these include impaired loans, long-lived assets, OREO, goodwill, and core deposit intangible assets as well as loans held-for-sale accounted for at the lower of cost or fair value.
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating the instrument’s fair value. Considerable judgment may be involved in determining the amount that is most representative of fair value.
To increase consistency and comparability of fair value measures, ASC Topic 820, "Fair Value Measurement" established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (i) observable inputs that reflect quoted prices in active markets, (ii) inputs other than quoted prices with observable market data, and (iii) unobservable data such as our own data or single dealer non-binding pricing quotes. We assess the valuation hierarchy for each asset or liability measured at the end of each quarter; as a result, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.
Federal Home Loan Bank and Federal Reserve Bank Stock: The Bank is a member of the FHLB and FRB system. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported on the Consolidated Statements of Operations under Interest and Dividend Income from Other Interest-Earning Assets.
Other Real Estate Owned: OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged off against the ALL. A valuation allowance is established for any subsequent declines in fair value less estimated selling costs and adjusted as applicable. Gains and losses on the sale of OREO and reductions in fair value subsequent to foreclosure, and any subsequent operating expenses or income of such properties are included in All Other Expense on the Consolidated Statements of Operations.
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
Servicing Rights - Mortgage (Carried at Fair Value): A servicing asset or liability is recognized when undertaking an obligation to service a financial asset under a mortgage servicing contract, as a result of the transfer of our financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value based on either market prices for comparable servicing contracts or alternatively is based on a valuation model that is based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related loan rate and is recorded on the Consolidated Statements of Financial Condition.
We measure servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and such changes are included within Noninterest Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently, we do not hedge the effects of changes in fair value of our servicing assets.
Servicing fee income, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Servicing Rights - SBA Loans (Carried at Lower of Cost or Fair Value): The Bank originates and sells the guaranteed portion of our SBA loans. To calculate the gain (loss) on sales of SBA loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between sale proceeds and the amount of the allocated investment to the sold portion of the loan.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization and is evaluated for impairment at least annually, normally during the third fiscal quarter, or more frequently in the interim if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a quantitative test. The impairment losses recognized related to intangible assets are recorded in Impairment on Intangible Assets on the Consolidated Statements of Operations.
The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is below its carrying value, we perform a quantitative test whereby the fair value of a reporting unit is compared to its carrying amount, including goodwill. We determine the estimated fair value of each reporting unit using a discounted cash flow analysis and comparable public company market values. Discounted cash flow estimates include significant management assumptions relating to revenue growth rates, net interest margins, weighted-average cost of capital, and future economic and market conditions. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Otherwise, if a reporting unit's carrying value exceeds fair value, the difference is charged to noninterest expense.
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
Alternative Energy Partnerships: We invest in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits) and other tax credits. We are a limited partner in these partnerships, which were formed to invest in newly installed residential and commercial solar leases and power purchase agreements.
As our respective investments in these entities are more than minor, we have significant influence, but not control, over the investee’s activities that most significantly impact its economic performance. As a result, we are required to apply the equity method of accounting, which generally prescribes applying the percentage ownership interest to the investee’s GAAP net income in order to determine the investor’s earnings or losses in a given period. However, because the liquidation rights, tax credit allocations and other benefits to investors can change upon the occurrence of specified events, application of the equity method based on the underlying ownership percentages would not accurately represent our investment. As a result, we apply the Hypothetical Liquidation at Book Value (HLBV) method of the equity method of accounting. The HLBV method is a balance sheet approach where a calculation is prepared at each balance sheet date to estimate the amount that we would receive if the equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period.
To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. We do not believe the investments in alternative energy partnerships are impaired by the lower corporate income tax rate from the Tax Cuts and Jobs Act of 2017 due to the protective provision built into the partnership agreements; however, we expect to take longer to utilize the investment tax credits generated from these investments.
Affordable Housing Fund Investment: We have invested in limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. We account for these investments under the proportional amortization method. Our ownership in each limited partnership varies from 8% to 23%. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
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
Reserve for Unfunded Loan Commitments: The reserve for unfunded loan commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The reserve for unfunded loan commitments includes factors that are consistent with ALL methodology using the expected loss factors and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded loan commitments are reported as a component of All Other Expense on the Consolidated Statements of Operations.
Deferred Financing Costs: Deferred financing costs associated with our senior notes are included in Long-Term Debt, Net on the Consolidated Statements of Financial Condition. The deferred financing costs are being amortized on a basis that approximates a level yield method over the 8 year term of the senior notes.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet client financing needs. The face amount for these items represents the exposure to loss, before considering client collateral or ability to repay. Such financial instruments are recorded when they are funded.
Stock-Based Compensation: Compensation cost is recognized for stock options, restricted stock awards and units, and stock appreciation rights issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and stock appreciation rights, while the market price of our voting common stock at the date of grant is used for restricted stock awards and units. Generally, compensation cost is recognized over the required service period, defined as meeting performance goals and the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost reflects estimated forfeitures, adjusted as necessary for actual forfeitures.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies.
We and our subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. Federal taxing authorities for years before 2016. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2014; other state income and franchise tax statutes of limitations vary by state.
Tax positions that are uncertain but meet a more-likely-than-not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.
We early adopted ASU 2018-02 effective January 1, 2018. As a result of the adoption, we reclassified stranded tax effects from accumulated other comprehensive income to retained earnings in which the effect of changes in corporate income tax rates related to Tax Cuts and Jobs Act of 2017 was recorded.
Earnings Per Common Share: Earnings per common share is computed under the two-class method. Basic EPS is computed by dividing net income allocated to common stockholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units and outstanding stock options. Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends, preferred stock dividend and preferred stock redemption from net income. Participating securities are instruments granted in stock-based payment transactions that contain rights to receive non-forfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are recognized as a separate component of stockholders’ equity.
Derivative Instruments: We record our derivative instruments at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition in Other Assets and Accrued Expenses and Other Liabilities, respectively, and have elected to present all derivatives with counterparties on a gross basis. For hedged derivatives, we record changes in fair value in AOCI on the Consolidated Statements of Financial Condition and record any hedge ineffectiveness in Other Income on the Consolidated Statements of Operations. For non-hedged derivatives, we record changes in fair value in Other Income on the Consolidated Statements of Operations.
Interest Rate Swaps and Caps. We offer interest rate swap and cap products to certain loan clients to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, we also enter into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back derivative agreements, which generate fee income for us, are intended to offset each other. We retain the credit risk of the original loan. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. These swaps and caps are not designated as accounting hedges and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations.
Interest Rate Swaps and Caps on Mortgage-backed Securities: During the third quarter, we partially hedged the fair value of the MBS portfolio using interest rate swaps. At the end of the third quarter of 2019, we took advantage of the decline in long term interest rates and sold the majority of the MBS portfolio and unwound the majority of the interest rate swaps. The remaining balance of the MBS portfolio and the related interest rate swap were sold and unwound in the fourth quarter 2019. The unsold portion of the MBS portfolio has been deemed other–than–temporarily impaired and, along with the fair value adjustment on the swap, has been recorded as a loss in noninterest income with a net impact of $731 thousand for the year ended December 31, 2019 and is included in the carrying value of MBS.
Foreign Exchange Contracts. We offer short-term foreign exchange contracts to our clients to purchase and/or sell foreign currencies at set rates in the future. These products allow clients to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products we also enter into offsetting contracts with institutional counterparties to hedge our foreign exchange rate risk. These back-to-back contracts allow us to offer our clients foreign exchange products while minimizing our exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition.

Transfer of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when (i) the transferred assets are legally isolated from us or our consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee or provide more than a trivial benefit to us, and (iii) we do not maintain an obligation or the unilateral ability to reclaim or repurchase the assets.
We have sold financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to GSEs through our mortgage banking activities and other individual or portfolio loans and securities sales. In accordance with accounting guidance for asset transfers, we consider any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, our continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.
When we sell financial assets, we may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the fair value of the consideration received, including cash, originated mortgage servicing rights and other interests in the sold assets, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests retained by us are carried at fair value or the lower of cost or fair value.
Loss Contingencies: Loss contingencies, including claims and legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to us or by us to our stockholders.
Fee Revenue: Generally, fee revenue from deposit service charges and loans is recognized when earned, except where collection is uncertain, in which case revenue is recognized when received. On January 1, 2018, we adopted Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, and all subsequent amendments. The scope of this guidance explicitly excludes net interest income, as well as other revenues from transactions involving financial instruments such as loans, leases, and securities. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are within the scope of this guidance. We identified and reviewed revenue streams within the scope of this guidance, including escrow fees, trust and fiduciary fees, deposit service fees, debit card fees, investment commissions, and gains on sales of OREO, which represent a significant portion of our noninterest income that falls into the scope of this guidance. Based on our review, we determined that this guidance did not require significant changes to the manner in which income from those revenue streams within the scope of ASC 606 was previously recognized. The implementation of the new standard did not have a material impact on the measurement, timing, or recognition of revenue. Accordingly, no cumulative effect adjustment to opening retained earnings was deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
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
Advertising Costs: Advertising costs are expensed as incurred.
Adopted Accounting Pronouncements: During the year ended December 31, 2019, the following pronouncements applicable to us were adopted:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02 Topic 842, “Leases” which increases transparency and comparability among organizations by requiring the recognition of right of use (ROU) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted Topic 842 and related updates effective January 1, 2019 and used the effective date as the date of initial application, and therefore, periods prior to January 1, 2019 were not restated. We elected the package of practical expedients, which permits us not to reassess prior conclusions about lease identifications, lease classification and initial direct costs under the new standard. We did not elect to apply the hindsight practical expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment. We also have elected the short-term lease recognition exemption (leases with terms 12 months or less) for all leases that qualify, and thus will not recognize ROU assets or lease liabilities for those leases. In addition, we elected the practical expedient to not separate lease and non-lease components for all of our leases. Upon adoption, we recognized on our consolidated balance sheet ROU assets of approximately $23.3 million (inclusive of an adjustment to remove our existing deferred rent liability of approximately $1.4 million) with a corresponding operating lease liability of approximately $24.7 million. The standard did not have an impact on our Consolidated Statements of Operations. In addition, our accounting for finance leases remained substantially unchanged.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which amended ASC 350 "Intangibles-Goodwill and Other." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have early adopted this guidance prospectively as of August 31, 2019, and the adoption did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (ASU 2016-13). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this guidance replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019.
We have developed our models to estimate lifetime expected credit losses on our loans primarily using a lifetime loss methodology. We have used these models to execute our process for estimating the allowance for credit losses under the new standard in parallel with our existing process for estimating the allowance for credit losses based on incurred losses and have developed an appropriate governance process for our estimate of expected credit losses under the new standard. The adoption of this standard will be applied through a cumulative effect adjustment to retained earnings as of January 1, 2020.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The primary objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. We plan to adopt the ASU on January 1, 2020. The adoption of ASU 2018-13 is not expected to significantly impact our consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies certain aspects of Topic 326 guidance issued in ASU 2016-13 including the scope of the credit losses standard and issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. The other amendments in this update clarify certain aspects of Topic 815 and Topic 825. This ASU will be effective for fiscal years after December, 31, 2019. We will adopt this guidance on January 1, 2020. The impact of adopting the Topic 326 amendments is included within the impact of adoption of ASU 2016-13. We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (ASU 2019-05). The amendments in this Update provide entities with transition relief upon the adoption of ASU 2016-13 by providing an option to elect the fair value option on certain financial instruments measured at amortized cost. This ASU will be effective for fiscal years after December, 31, 2019. We will adopt this guidance on January 1, 2020. We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.
In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Financial Instruments - Credit Losses (Topic 326) (ASU 2019-11). The amendments in this Update clarify certain aspects of Topic 326 guidance issued in ASU 2016-13 including guidance providing transition relief for TDRs. This ASU will be effective for fiscal years after December, 31, 2019. We will adopt this guidance on January 1, 2020. The impact of adopting the Topic 326 amendments is included within the impact of adoption of ASU 2016-13.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The amendments in this Update simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and add guidance to reduce the complexity of applying Topic 740. This ASU will be effective for fiscal years after December, 31, 2020. We will adopt this guidance on January 1, 2021. We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.

NOTE 2 – SALES OF BRANCH, SUBSIDIARY AND BUSINESS UNITS
Banc Home Loans Sale
On March 30, 2017, we completed the sale of specific assets and activities related to our Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented our Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential (SFR) mortgage loans. Assets sold to Caliber included mortgage servicing rights (MSRs) on certain conventional agency SFR mortgage loans. The Banc Home Loans division, along with certain other mortgage banking related assets and liabilities that were sold or settled separately within one year, were classified as discontinued operations in the accompanying consolidated financial statements. Certain components of our Mortgage Banking segment, including MSRs on certain conventional agency SFR mortgage loans that were not sold as part of the Banc Home Loans sale and repurchase reserves related to previously sold loans, have been classified as continuing operations in the consolidated financial statements as they remain part of our ongoing operations.
The specific assets acquired by Caliber include, among other things, the leases relating to our dedicated mortgage loan origination offices and rights to certain portions of our unlocked pipeline of residential mortgage loan applications. Caliber has assumed certain obligations and liabilities of the Company under the acquired leases, and with respect to the employment of transferred employees. We received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Additionally, we are entitled to receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction. Caliber retains an option to buy out the future earn-out payable to us for cash consideration of $35.0 million, less the aggregate amount of all earn-out payments made prior to the date on which Caliber pays the buyout amount.
Caliber also purchased the MSRs of $37.8 million on approximately $3.86 billion in unpaid balances of conventional agency mortgage loans, subject to adjustment under certain circumstances. During the years ended December 31, 2019, 2018 and 2017, we recorded $0, $1.4 million and $13.8 million to net gain on disposal of discontinued operations. Net gain on disposal of discontinued operations recognized in the first half of 2018 was primarily the result of the release of $1.0 million in liability for estimated discretionary incentive compensation payments to certain employees transferred to Caliber as the amount paid was less than the accrued liability. Since the completion of the transaction, we have recognized a net gain on disposal of $15.2 million.
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
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

	Year Ended December, 31
($ in thousands)	2019	2018	2017	Total Net Gain on Disposal After Completion of Sale
Proceeds from the transaction	$—	$—	$63,054	$63,054
Compensation expense related to the transaction	—	1,003	(3,500)	(2,497)
Other transaction costs	—	436	(3,431)	(2,995)
Net cash proceeds	—	1,439	56,123	57,562
Book value of certain assets sold	—	—	(2,455)	(2,455)
Book value of MSRs sold	—	—	(37,772)	(37,772)
Goodwill	—	—	(2,100)	(2,100)
Net gain on disposal	$—	$1,439	$13,796	$15,235

The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:
Statements of Financial Condition of Discontinued Operations

	December 31,
($ in thousands)	2019	2018
ASSETS
Loans held-for-sale, carried at fair value	$—	$19,490
Assets of discontinued operations	$—	$19,490
LIABILITIES
Liabilities of discontinued operations	$—	$—

Statements of Operations of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Interest income
Loans, including fees	$—	$665	$7,052
Total interest income	—	665	7,052
Noninterest income
Net gain on disposal	—	1,439	13,796
Loan servicing income	—	—	1,551
Net revenue on mortgage banking activities	—	428	42,889
All other income	—	2,200	1,871
Total noninterest income	—	4,067	60,107
Noninterest expense
Salaries and employee benefits	—	20	38,374
Occupancy and equipment	—	—	3,964
Professional fees	—	—	2,546
Outside Service Fees	—	—	5,625
Data processing	—	8	687
Advertising	—	—	1,357
Restructuring expense	—	—	3,794
All other expenses	—	108	3,648
Total noninterest expense	—	136	59,995
Income from discontinued operations before income taxes	—	4,596	7,164
Income tax expense	—	1,271	2,929
Income from discontinued operations	$—	$3,325	$4,235

Statements of Cash Flows of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Net cash provided by operating activities	$—	$14,916	$365,045
Net cash provided by investing activities	—	—	56,123
Net cash provided by discontinued operations	$—	$14,916	$421,168

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at December 31, 2019 and 2018.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors and current offerings in the secondary market for portfolios with similar characteristics, except for loans that are repurchased out of GNMA loan pools that become severely delinquent which are valued based on an internal model. Loans held-for-sale subject to recurring fair value adjustments are classified as Level 2, or in the case of loans repurchased, Level 3. The fair value includes the servicing value of the loans and any accrued interest.
Derivative Assets and Liabilities:
Interest Rate Swaps and Caps. We offer interest rate swaps and caps products to certain loan clients to allow them to hedge the risk of rising interest rates on their variable rate loans. We originate a variable rate loan and enter into a variable-to-fixed interest rate swap with the client. We also enter into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow us to originate a variable rate loan, while providing a contract for fixed interest payments for the client. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.
Mortgage Servicing Rights: We retain servicing on some of our mortgage loans sold and elected the fair value option for these MSRs. Generally, the value is estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$36,456	$—	$36,456	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,299	—	91,299	—
Municipal securities	52,689	—	52,689	—
Non-agency residential mortgage-backed securities	196	—	196	—
Collateralized loan obligations	718,361	—	718,361	—
Corporate debt securities	13,579	—	13,579	—
Loans held-for-sale, carried at fair value	22,642	—	3,409	19,233
Mortgage servicing rights (1)	1,157	—	—	1,157
Derivative assets:
Interest rate swaps and caps (1)	3,445	—	3,445	—
Foreign exchange contracts (1)	138	—	138	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	3,717	—	3,717	—
Foreign exchange contracts(2)	136	—	136	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets
Securities available-for-sale:
SBA loan pools securities	$910	$—	$910	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	437,442	—	437,442	—
Non-agency residential mortgage-backed securities	427	—	427	—
Non-agency commercial mortgage-backed securities	132,199	—	132,199	—
Collateralized loan obligations	1,421,522	—	1,421,522	—
Loans held-for-sale, carried at fair value (1)	27,180	—	2,140	25,040
Mortgage servicing rights (2)	1,770	—	—	1,770
Derivative assets - Interest rate swaps and caps (2)	1,534	—	1,534	—
Liabilities
Derivative liabilities - Interest rate swaps and caps (3)	1,600	—	1,600	—

(1)
Includes loans held-for-sale carried at fair value of $19.5 million ($2.1 million at Level 2 and $17.4 million at Level 3) of discontinued operations, which are included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition.

(2)	Included in Other Assets in the Consolidated Statements of Financial Condition.

(3)	Included in Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Mortgage servicing rights
Balance at beginning of period (1)	$1,770	$31,852	$76,121
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment (4)	(264)	(1,155)	(10,240)
Additions	—	—	12,127
Sales, paydowns, and other (2)	(349)	(28,927)	(46,156)
Balance at end of period	$1,157	$1,770	$31,852
Loans repurchased or eligible to be repurchased from Ginnie Mae Loan Pools (3)
Balance at beginning of period	$25,040	$98,940	$58,260
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment (5)	(16)	(1,378)	(781)
Additions	406	23,678	117,215
Sales, settlements, and other (6)	(6,197)	(96,200)	(75,754)
Balance at end of period	$19,233	$25,040	$98,940

(1)
Includes MSRs of discontinued operations, which is included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition, of $0, $0, and $37.7 million for the years ended December 31, 2019, 2018 and 2017 in balance at beginning of period.

(2)	Includes $37.8 million of MSRs sold as a part of discontinued operations for the year ended December 31, 2017.

(3)
Includes loans repurchased from GNMA loan pools of discontinued operations, which is included in Assets of Discontinued Operations on the Consolidated Statements of Financial Condition, of $17.3 million, $32.3 million and $58.3 million in balance at beginning of period, and $0, $17.3 million and $32.3 million in balance at end of period for the years ended December 31, 2019, 2018 and 2017.

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

Loans repurchased or eligible to be repurchased from GNMA loan pools had aggregate unpaid principal balances of $19.8 million and $25.5 million at December 31, 2019 and 2018. The significant unobservable inputs used in the fair value measurement of our servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA pools at December 31, 2019 and 2018 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of GNMA loan pools that were valued based on an estimate of the expected loss we will incur on these loans at December 31, 2019 and 2018:

($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted-Average)
December 31, 2019
Mortgage servicing rights	$2,323	Discounted cash flow	Discount rate	8.75% to 13.00% (11.55%)
			Prepayment rate	8.00% to 66.34% (15.22%)
December 31, 2018
Mortgage servicing rights	$3,362	Discounted cash flow	Discount rate	9.50% to 13.00% (11.27%)
			Prepayment rate	8.00% to 66.34% (12.67%)

Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: We elected the fair value option for certain SFR mortgage loans held-for-sale. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. We also elected to record loans repurchased from GNMA at fair value, as we intend to sell them after curing any defects and, accordingly, they are classified as held-for-sale.
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option as of the dates indicated:

	December 31,
	2019			2018
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$22,642	$23,455	$(813)	$7,690	$7,906	$(216)
Non-accrual loans (1)	8,125	8,370	(245)	2,427	2,538	(111)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—
Loans held-for-sale, carried at fair value in discontinued operations:
Total loans	$—	$—	$—	$19,490	$20,027	$(537)
Non-accrual loans (2)	—	—	—	8,430	8,496	(66)
Loans past due 90 days or more and still accruing	—	—	—	—	—	—

(1)	Includes loans guaranteed by the U.S. government of $6.7 million and $1.6 million at December 31, 2019 and 2018.

(2)	Includes loans guaranteed by the U.S. government of $0 and $7.6 million, at December 31, 2019 and 2018.
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

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Net gains (losses) from fair value changes
Net gain (loss) on sale of loans (continuing operations)	$106	$204	$(170)
Net revenue on mortgage banking activities (discontinued operations)	—	159	(288)

Changes in fair value due to instrument-specific credit risk were insignificant for the years ended December 31, 2019, 2018 and 2017. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in Loans, including Fees under Interest and Dividend Income and Income from Discontinued Operations on the Consolidated Statements of Operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans: The fair value of impaired loans with specific allocations of the ALL based on collateral values is generally based on recent real estate appraisals and AVMs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
Other Real Estate Owned Assets: OREO assets initially are recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of OREO assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and the income approach. Such adjustments may be significant and result in a Level 3 classification due to the unobservable inputs used for determining fair value. We recorded valuation allowance expense for OREO assets of $145 thousand, $53 thousand and $236 thousand for the years ended December 31, 2019, 2018 and 2017 in All Other Expense on the Consolidated Statements of Operations.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets
Impaired loans:
Single family residential mortgage	$3,678	$—	$—	$3,678
Commercial and industrial	15,409	—	—	15,409
SBA	$1,711	—	—	$1,711
December 31, 2018
Assets
Impaired loans:
SBA	$226	—	—	$226

The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Impaired loans:
Single family residential mortgage	$(490)	$(115)	$(164)
Commercial real estate	—	(1,752)	—
SBA	(46)	(1,048)	(200)
Other consumer	(88)	(141)	(29)
Other real estate owned:
Single family residential	(104)	229	(284)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets
Cash and cash equivalents	$373,472	$373,472	$—	$—	$373,472
Securities available-for-sale	912,580	—	912,580	—	912,580
Federal Home Loan Bank and other bank stock	59,420	—	59,420	—	59,420
Loans held-for-sale	22,642	—	3,409	19,233	22,642
Loans receivable, net of allowance	5,894,236	—	—	5,894,732	5,894,732
Accrued interest receivable	24,523	24,523	—	—	24,523
Derivative assets	3,583	—	3,583	—	3,583
Financial liabilities
Deposits	5,427,167	—	—	5,430,536	5,430,536
Advances from Federal Home Loan Bank	1,195,000	—	1,222,709	—	1,222,709
Long-term debt	173,421	—	180,213	—	180,213
Derivative liabilities	3,853	—	3,853	—	3,853
Accrued interest payable	4,687	4,687	—	—	4,687
December 31, 2018
Financial assets
Cash and cash equivalents	$391,592	$391,592	$—	$—	$391,592
Securities available-for-sale	1,992,500	—	1,992,500	—	1,992,500
Federal Home Loan Bank and other bank stock	68,094	—	68,094	—	68,094
Loans held-for-sale (1)	27,606	—	2,566	25,040	27,606
Loans receivable, net of allowance	7,638,681	—	—	7,513,910	7,513,910
Accrued interest receivable	38,807	38,807	—	—	38,807
Derivative assets	1,534	—	1,534	—	1,534
Financial liabilities
Deposits	7,916,644	—	—	7,689,324	7,689,324
Advances from Federal Home Loan Bank	1,520,000	—	1,517,761	—	1,517,761
Long-term debt	173,174	—	174,059	—	174,059
Derivative liabilities	1,600	—	1,600	—	1,600
Accrued interest payable	13,253	13,253	—	—	13,253

(1)	Includes loans held-for-sale carried at fair value of $19.5 million ($2.1 million at Level 2 and $17.4 million at Level 3) of discontinued operations.

The methods and assumptions used to estimate fair value for our financial instruments recorded at fair value on a recurring or non-recurring basis are described as follows:
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
Loans Receivable, Net of ALL: The fair value of loans receivable, which is based on an exit price notion, is estimated based on the discounted cash flow approach. The discount rate was derived from the associated market yield curve plus appropriate spreads. The resulting fair value reflects market price for loans with similar financial characteristics. Yield curves are constructed by product and payment types. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).
Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value (Level 1).
Deposits: The fair values of deposits with no stated maturity, including noninterest‑bearing deposits, interest-bearing demand deposits, money market and savings accounts are equal to the amount payable on demand as of the balance sheet date (Level 3). The fair value of certificates of deposit is estimated based on discounted cash flows utilizing interest rates currently being offered by the Bank on comparable deposits as to amount and term (Level 3).
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$37,613	$—	$(1,157)	$36,456
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,543	16	(260)	91,299
Municipal securities	52,997	51	(359)	52,689
Non-agency residential mortgage-backed securities	191	5	—	196
Collateralized loan obligations	733,605	—	(15,244)	718,361
Corporate debt securities	13,500	79	—	13,579
Total securities available-for-sale	$929,449	$151	$(17,020)	$912,580
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$911	$—	$(1)	$910
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	461,987	—	(24,545)	437,442
Non-agency residential mortgage-backed securities	418	9	—	427
Non-agency commercial mortgage-backed securities	132,199	—	—	132,199
Collateralized loan obligations	1,431,171	141	(9,790)	1,421,522
Total securities available-for-sale	$2,026,686	$150	$(34,336)	$1,992,500

During the year ended December 31, 2019, in response to a changing interest rate environment we repositioned our securities available-for-sale portfolio by reducing the overall duration through sales of certain longer-duration and fixed-rate mortgage-backed securities. Additionally, we continued to strategically reduce our collateralized loan obligations exposure. As a result, we recognized $731 thousand of OTTI for the year ended December 31, 2019. As of December 31, 2018, we changed our intent and decided to sell our non-agency commercial mortgage-backed securities in an unrealized loss position due to our strategy to reposition our securities profile and recognized $3.3 million of other-than-temporary impairment (OTTI) losses during the fourth quarter of 2018.
At December 31, 2019, our investment securities portfolio included collateralized loan obligations, agency securities, municipal securities, corporate debt securities and mortgage-backed securities. The expected maturities of the collateralized loan obligations, agency securities and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of municipal securities and corporate debt securities may also differ from contractual maturities as the issuer may have the ability to redeem these securities prior to the contractual maturity dates.
At December 31, 2019 and December 31, 2018, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Gross realized gains on sales and calls of securities available-for-sale	$556	$5,532	$14,768
Gross realized losses on sales and calls of securities available-for-sale	(5,408)	—	—
Net realized (losses) gains on sales and calls of securities available-for-sale	$(4,852)	$5,532	$14,768
Proceeds from sales and calls of securities available-for-sale	$1,249,588	$1,025,471	$1,500,459

Investment securities with carrying values of $44.0 million and $163.0 million as of December 31, 2019 and December 31, 2018 were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$35,872	$(1,157)	$—	$—	$35,872	$(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	73,379	(260)	—	—	73,379	(260)
Municipal securities	31,723	(359)	—	—	31,723	(359)
Collateralized loan obligations	49,553	(447)	668,808	(14,797)	718,361	(15,244)
Corporate debt securities	—	—	—	—	—	—
Total securities available-for-sale	$190,527	$(2,223)	$668,808	$(14,797)	$859,335	$(17,020)
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$—	$—	$910	$(1)	$910	$(1)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	13,494	(133)	423,916	(24,412)	437,410	(24,545)
Non-agency residential mortgage-backed securities	90	—	16	—	106	—
Collateralized loan obligations	1,364,317	(9,480)	32,790	(310)	1,397,107	(9,790)
Total securities available-for-sale	$1,377,901	$(9,613)	$457,632	$(24,723)	$1,835,533	$(34,336)

At December 31, 2019, our securities available-for-sale portfolio consisted of 70 securities, 60 of which were in an unrealized loss position. At December 31, 2018, our securities available-for-sale portfolio consisted of 145 securities, 118 of which were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We also consider the lowest credit rating for identification of potential OTTI for other securities. As of December 31, 2019, nearly all of our non-agency mortgage-backed securities and collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value is attributable to changes in interest rates, and not credit quality. We do not have the intent to sell the remaining 60 securities in an unrealized loss position and further believe it is not likely that we will be required to sell these securities before their anticipated recovery.

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of December 31, 2019:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$36,456	2.56%	$36,456	2.56%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	81,347	2.28%	—	—%	9,952	2.47%	—	—%	91,299	2.30%
Municipal securities	—	—%	—	—%	—	—%	52,689	2.79%	52,689	2.79%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	196	6.28%	196	6.28%
Collateralized loan obligations	718,361	3.61%	—	—%	—	—%	—	—%	718,361	3.61%
Corporate debt securities	—	—%	13,579	4.11%	—	—%	—	—%	13,579	4.11%
Total securities available-for-sale	$799,708	3.47%	$13,579	4.11%	$9,952	2.47%	$89,341	2.70%	$912,580	3.40%

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	Traditional Loans	NTM Loans	Total Loans Receivable
December 31, 2019
Commercial:
Commercial and industrial	$1,691,270	$—	$1,691,270
Commercial real estate	818,817	—	818,817
Multifamily	1,494,528	—	1,494,528
SBA	70,981	—	70,981
Construction	231,350	—	231,350
Consumer:
Single family residential mortgage	992,417	598,357	1,590,774
Other consumer	51,866	2,299	54,165
Total loans (1)	$5,351,229	$600,656	$5,951,885
Percentage to total loans	89.9%	10.1%	100.0%
Allowance for loan losses			(57,649)
Loans receivable, net			$5,894,236
December 31, 2018
Commercial:
Commercial and industrial	$1,944,142	$—	$1,944,142
Commercial real estate	867,013	—	867,013
Multifamily	2,241,246	—	2,241,246
SBA	68,741	—	68,741
Construction	203,976	—	203,976
Consumer:
Single family residential mortgage	1,481,172	824,318	2,305,490
Other consumer	67,852	2,413	70,265
Total loans (1)	$6,874,142	$826,731	$7,700,873
Percentage to total loans	89.3%	10.7%	100.0%
Allowance for loan losses			(62,192)
Loans receivable, net			$7,638,681

(1)	Total loans includes deferred loan origination costs/(fees) and premiums/(discounts), net of $14.3 million and $17.7 million at December 31, 2019 and 2018.
Credit Quality Indicators
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We perform historical loss analysis that is combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogeneous loans such as commercial and commercial real estate loans. We use the following definitions for risk ratings:
Pass: Loans classified as pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful”.
Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date.

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.
The following table presents the risk categories for total loans as of December 31, 2019:

	December 31, 2019
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$579,548	$5,790	$13,019	$—	$598,357
Other consumer	2,299	—	—	—	2,299
Total NTM loans	581,847	5,790	13,019	—	600,656
Traditional loans:
Commercial:
Commercial and industrial	1,580,269	45,323	65,678	—	1,691,270
Commercial real estate	813,846	2,532	2,439	—	818,817
Multifamily	1,484,931	4,256	5,341	—	1,494,528
SBA	60,982	2,760	5,621	1,618	70,981
Construction	229,771	1,579	—	—	231,350
Consumer:
Single family residential mortgage	979,705	4,945	7,250	517	992,417
Other consumer	51,032	346	488	—	51,866
Total traditional loans	5,200,536	61,741	86,817	2,135	5,351,229
Total loans	$5,782,383	$67,531	$99,836	$2,135	$5,951,885
The following table presents the risk categories for total loans as of December 31, 2018:

	December 31, 2018
($ in thousands)	Pass	Special Mention		Substandard	Doubtful	Total
NTM loans:
Single family residential mortgage	$811,056	$10,966		$2,296	$—	$824,318
Other consumer	2,413	—		—	—	2,413
Total NTM loans	813,469	10,966		2,296	—	826,731
Traditional loans:
Commercial:
Commercial and industrial	1,859,569	41,302		43,271	—	1,944,142
Commercial real estate	851,604	11,376		4,033	—	867,013
Multifamily	2,239,301	—		1,945	—	2,241,246
SBA	53,433	6,114		8,340	854	68,741
Construction	197,851	3,606		2,519	—	203,976
Consumer:
Single family residential mortgage	1,461,721	2,602		16,849	—	1,481,172
Other consumer	66,228	979		645	—	67,852
Total traditional loans	6,729,707	65,979		77,602	854	6,874,142
Total loans	$7,543,176	$76,945	—	$79,898	$854	$7,700,873

Past Due Loans
The following table presents the aging of the recorded investment in past due loans as of December 31, 2019, excluding accrued interest receivable (which is not considered to be material), by class of loans:

	December 31, 2019
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$3,973	$3,535	$13,019	$20,527	$577,830	$598,357
Other consumer	—	—	—	—	2,299	2,299
Total NTM loans	3,973	3,535	13,019	20,527	580,129	600,656
Traditional loans:
Commercial:
Commercial and industrial	780	5,670	3,862	10,312	1,680,958	1,691,270
Commercial real estate	—	—	—	—	818,817	818,817
Multifamily	—	—	—	—	1,494,528	1,494,528
SBA	586	842	2,152	3,580	67,401	70,981
Construction	—	—	—	—	231,350	231,350
Consumer:
Single family residential mortgage	13,752	3,496	5,606	22,854	969,563	992,417
Other consumer	199	40	95	334	51,532	51,866
Total traditional loans	15,317	10,048	11,715	37,080	5,314,149	5,351,229
Total loans	$19,290	$13,583	$24,734	$57,607	$5,894,278	$5,951,885

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018, excluding accrued interest receivable (which is not considered to be material), by class of loans:

	December 31, 2018
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$7,430	$617	$—	$8,047	$816,271	$824,318
Other consumer	—	—	—	—	2,413	2,413
Total NTM loans	7,430	617	—	8,047	818,684	826,731
Traditional loans:
Commercial:
Commercial and industrial	350	1,596	3,340	5,286	1,938,856	1,944,142
Commercial real estate	—	582	—	582	866,431	867,013
Multifamily	356	—	—	356	2,240,890	2,241,246
SBA	551	77	862	1,490	67,251	68,741
Construction	—	939	—	939	203,037	203,976
Consumer:
Single family residential mortgage	7,321	3,160	9,198	19,679	1,461,493	1,481,172
Other consumer	3,132	573	446	4,151	63,701	67,852
Total traditional loans	11,710	6,927	13,846	32,483	6,841,659	6,874,142
Total loans	$19,140	$7,544	$13,846	$40,530	$7,660,343	$7,700,873

Non-accrual Loans
The following table presents the composition of non-accrual loans as of the dates indicated:

	December 31,
	2019			2018
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$19,114	$19,114	$—	$5,455	$5,455
SBA	—	5,230	5,230	—	2,574	2,574
Consumer:
Single family residential mortgage	13,019	5,606	18,625	—	12,929	12,929
Other consumer	—	385	385	—	627	627
Total	$13,019	$30,335	$43,354	$—	$21,585	$21,585

At December 31, 2019 and 2018, $0 and $470 thousand of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At December 31, 2019 and 2018, consumer mortgage loans of $15.7 million and $5.1 million were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
Allowance for Loan Losses
We have established credit risk management processes that include regular management review of the loan portfolio to identify problem loans. During the ordinary course of business, management becomes aware of borrowers who may not be able to fulfill the contractual payment requirements of the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing the loan on non-accrual status, assessing the need for additional ALL, and partial or full charge-off of the principal balance. We maintain the ALL at a level that is considered adequate to cover the estimated incurred loss in the loan portfolio.
We also maintain a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated incurred loss. The estimated funding of the loan commitments and credit risk factors determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At December 31, 2019 and 2018, the reserve for unfunded loan commitments was $4.1 million and $4.6 million and is reported in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to perform periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that we maintain an adequate allowance for loan losses. The Board of Directors also provides oversight and guidance for management’s allowance evaluation process. Management concluded these products represented unique credit and risk characteristics to warrant separate segmentation. Additionally, management enhanced the methodology in the areas of qualitative adjustments, and performed an annual update of the loss emergence period. These updates were designed to be systematic, transparent, and repeatable. None of the updates and enhancements made to the ALL methodology had a material impact on the reserve.
The following table presents a summary of activity in the ALL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	$62,192	$49,333	$40,444
Loans charged-off	(41,766)	(18,499)	(5,581)
Recoveries of loans previously charged off	836	1,143	771
Net charge-offs	(40,930)	(17,356)	(4,810)
Provision for loan losses	36,387	30,215	13,699
Balance at end of year	$57,649	$62,192	$49,333

During 2019 we recorded $41.8 million in charge-offs including a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. This charge-off increased the loss factor used in our allowance for loan loss for commercial and industrial loans, resulting in an additional loan loss provision of $3.0 million based on the composition of the loan portfolio. On October 22, 2019, in connection with this matter, the Bank filed a complaint in U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard.
During the three months ended March 31, 2018, we recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and third party bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a pre-condition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank filed an action in federal court pursuing the borrower and other parties and is also pursuing other available sources of collection and other potential means of mitigating the loss; however, no assurance can be given that it will be successful in this regard.

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(36,787)	—	(6)	(2,121)	(371)	—	(2,369)	(112)	(41,766)
Recoveries	138	—	—	217	—	12	150	319	836
Net charge-offs	(36,649)	—	(6)	(1,904)	(371)	12	(2,219)	207	(40,930)
Transfer of loans to held-for-sale	—	—	—	—	—	—	—	—	—
Provision (reversal of provision)	40,811	(733)	(6,559)	3,197	816	(12)	(423)	(710)	36,387
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$—	$10,486	$438	$57,649
Individually evaluated for impairment	$3,367	$—	$—	$2,045	$—	$—	$574	$4	$5,990
Collectively evaluated for impairment	18,986	5,941	11,405	1,075	3,906	—	9,912	434	51,659
Total ending ALL	$22,353	$5,941	$11,405	$3,120	$3,906	$—	$10,486	$438	$57,649
Loans:
Individually evaluated for impairment	$20,236	$—	$—	$5,136	$—	$—	$23,657	$679	$49,708
Collectively evaluated for impairment	1,671,034	818,817	1,494,528	65,845	231,350	—	1,567,117	53,486	5,902,177
Total loans	$1,691,270	$818,817	$1,494,528	$70,981	$231,350	$—	$1,590,774	$54,165	$5,951,885

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2018:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2017	$14,280	$4,971	$13,265	$1,701	$3,318	$—	$10,996	$802	$49,333
Charge-offs	(1,927)	—	(14)	(1,927)	—	—	(558)	(14,073)	(18,499)
Recoveries	396	—	—	273	—	15	436	23	1,143
Net charge-offs	(1,531)	—	(14)	(1,654)	—	15	(122)	(14,050)	(17,356)
Provision (reversal of provision)	5,442	1,703	4,719	1,780	143	(15)	2,254	14,189	30,215
Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Individually evaluated for impairment	$—	$—	$—	$562	$—	$—	$161	$106	$829
Collectively evaluated for impairment	18,191	6,674	17,970	1,265	3,461	—	12,967	835	61,363
Total ending ALL	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Loans:
Individually evaluated for impairment	$5,455	$—	$—	$2,376	$—	$—	$18,193	$921	$26,945
Collectively evaluated for impairment	1,938,687	867,013	2,241,246	66,365	203,976	—	2,287,297	69,344	7,673,928
Total loans	$1,944,142	$867,013	$2,241,246	$68,741	$203,976	$—	$2,305,490	$70,265	$7,700,873

The following table presents information on impaired loans, disaggregated by class, for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial:
Commercial and industrial	$17,263	$320	$315	$5,380	$4	$4	$1,034	$—	$—
Commercial real estate	145	—	—	—	—	—	—	—	—
SBA	4,673	15	15	986	4	3	357	—	—
Construction	1,889	—	—	—	—	—	382	—	—
Lease Financing	—	—	—	—	—	—	19	—	—
Consumer:
Single family residential mortgage	21,198	234	199	19,694	236	199	12,611	199	182
Other consumer	883	13	13	771	12	11	1,757	8	8
Total	$46,051	$582	$542	$26,831	$256	$217	$16,158	$207	$190

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated. The recorded investment, excluding accrued interest, presents client balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs and any purchase premium or discount.

	December 31,
	2019			2018
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,471	$1,460	$—	$5,491	$5,455	$—
SBA	1,439	1,379	—	1,668	1,588	—
Consumer:
Single family residential mortgage	19,319	19,405	—	12,115	12,161	—
Other consumer	671	675	—	469	469	—
With an allowance recorded:
Commercial:
Commercial and industrial	18,776	18,776	3,367	—	—	—
SBA	3,921	3,757	2,045	823	788	562
Consumer:
Single family residential mortgage	4,213	4,252	574	5,993	6,032	161
Other consumer	4	4	4	468	452	106
Total	$49,814	$49,708	$5,990	$27,027	$26,945	$829

Troubled Debt Restructurings (TDRs)
A modification of a loan constitutes a TDR when we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of the loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.
Troubled debt restructured loans consisted of the following as of the dates indicated:

	December 31,
	2019			2018
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$16,245	$16,245	$—	$2,276	$2,276
SBA	—	266	266	—	187	187
Consumer:
Single family residential mortgage	2,638	2,394	5,032	2,668	2,596	5,264
Other consumer	294	—	294	294	—	294
Total	$2,932	$18,905	$21,837	$2,962	$5,059	$8,021

We had $135 thousand and $0 in commitments to lend to clients with outstanding loans that were classified as TDRs as of December 31, 2019 and 2018. Accruing TDRs were $6.6 million and non-accrual TDRs were $15.2 million at December 31, 2019, compared to accruing TDRs of $5.7 million and non-accrual TDRs of $2.3 million at December 31, 2018.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial and industrial	12	$18,512	$15,865	2	$171	$163	1	$2,706	$2,706
SBA	2	3,214	869	1	187	187	—	—	—
Consumer:
Single family residential mortgage	—	—	—	—	—	—	3	2,416	2,433
Total	14	$21,726	$16,734	3	$358	$350	4	$5,122	$5,139
For the years ended December 31, 2019, 2018, and 2017, there were no loans that were modified as TDRs during the past 12 months that had subsequent payment defaults during the periods. The following table summarizes the TDRs by modification type for the periods indicated:

	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Change in Interest Rates		Chapter 7 Bankruptcy		Other		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Year ended December 31, 2019
Commercial:
Commercial and industrial	12	$15,865	—	$—	—	$—	—	$—	—	$—	12	$15,865
SBA	2	869	—	—	—	—	—	—	—	—	2	869
Consumer:
Single family residential mortgage	—	—	—	—	—	—	—	—	—	—	—	—
Total	14	$16,734	—	$—	—	$—	—	$—	—	$—	14	$16,734
Year ended December 31, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	—	$—	—	$—	—	$—	2	$163
SBA	—	—	—	—	—	—	—	—	1	187	1	187
Total	—	$—	2	$163	—	$—	—	$—	1	$187	3	$350
Year ended December 31, 2017
Commercial:
Commercial and industrial	—	$—	1	$2,706	—	$—	—	$—	—	$—	1	$2,706
Consumer:
Single family residential mortgage	2	1,290	1	1,143	—	—	—	—	—	—	3	2,433
Total	2	$1,290	2	$3,849	—	$—	—	$—	—	$—	4	$5,139

Purchases and Sales
The following table presents loans purchased and/or sold by portfolio segment, excluding loans held-for-sale, loans acquired in business combinations or sold in sales of branches and business units, and PCI loans for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
($ in thousands)	Purchases	Sales	Purchases	Sales	Purchases	Sales
Consumer:
Single family residential mortgage	—	—	59,481	—	—	—
Other consumer	—	—	—	—	—	—
Total	$—	$—	$59,481	$—	$—	$—

Loan purchases during the year ended December 31, 2018 were made at a net premium of $2.3 million. For the purchased loans disclosed above, we did not incur any specific allowances for loan losses during the years ended December 31, 2019, 2018, and 2017. We determined that it was probable at acquisition that all contractually required payments would be collected.
The following table presents loans transferred from (to) loans held-for-sale by portfolio segment, excluding loans transferred in connection with sales of branches and business units, and PCI loans for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
($ in thousands)	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale
Commercial:
Commercial and industrial	$—	$—	$—	$(1,133)	$—	$(3,924)
Commercial real estate	—	(573)	—	—	—	(1,329)
Multifamily	—	(752,087)	—	(81,449)	—	(6,583)
SBA	—	(559)	—	—	—	(1,865)
Construction	—	(2,519)	—	(434)	—	(1,528)
Consumer:
Single family residential mortgage	—	(383,859)	—	(289,617)	88,591	(450,625)
Other consumer	—	—	—	(4,362)	—	—
Total	$—	$(1,139,597)	$—	$(376,995)	$88,591	$(465,854)

Included in transfers to loans held for sale for the year ended December 31, 2019 is $573.9 million in multifamily loans from loans held-for-investment related to our completed Freddie Mac multifamily securitization which closed during the third quarter of 2019. The loans included in the securitization had a weighted average coupon of 3.79% and a weighted average term to initial reset of 3.5 years. The related mortgage servicing rights were also sold.
In connection with the securitization, during the second quarter of 2019, we entered into interest rate swap agreements with a combined notional value of $543.4 million to offset variability in the fair value of the related loans as a result of changes in market interest rates. During the year ended December 31, 2019, we realized a loss of $9.0 million related to these swap agreements due to a decline in interest rates since their execution and this was offset by the $8.9 million gross gain realized on the loans sold into the securitization. The swap agreements were closed at the time the loans were sold into the securitization.

Non-Traditional Mortgage (NTM) Loans
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2019 and 2018, the NTM loans totaled $600.7 million, or 10.1% of total loans, and $826.7 million, or 10.7% of total loans, respectively. The total NTM portfolio decreased by $226.1 million, or 27.3%, during the year ended December 31, 2019.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2019			2018
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	69	$49,959	8.3%	88	$67,729	8.2%
Interest only - first liens	376	545,371	90.8%	519	753,061	91.1%
Negative amortization	9	3,027	0.5%	11	3,528	0.4%
Total NTM - first liens	454	598,357	99.6%	618	824,318	99.7%
Green Loans (HELOC) - second liens	7	2,299	0.4%	10	2,413	0.3%
Total NTM - second liens	7	2,299	0.4%	10	2,413	0.3%
Total NTM loans	461	$600,656	100.0%	628	$826,731	100.0%
Total loans		$5,951,885			$7,700,873
Percentage to total loans		10.1%			10.7%

Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only for a 15-year term with a balloon payment due at maturity. At December 31, 2019 and 2018, Green Loans totaled $52.3 million and $70.1 million. At December 31, 2019 and 2018, $1.5 million and $0 of our Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through our loan terms and underwriting standards, including our policies on LTV ratios and our contractual ability to curtail loans when the value of the underlying collateral declines. We discontinued origination of the Green Loans products in 2011.
Interest Only Loans
Interest Only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2019 and 2018, Interest Only loans totaled $545.4 million and $753.1 million. At December 31, 2019 and 2018, $11.5 million and $0 of the Interest Only loans were non-performing.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $3.0 million and $3.5 million at December 31, 2019 and 2018. We discontinued origination of negative amortization loans in 2007. At December 31, 2019 and 2018, none of the loans with the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including our policies on LTV ratios.

Risk Management of Non-Traditional Mortgages
We proactively manage the NTM portfolio by performing detailed analyses on the portfolio. We have determined that significant performance indicators for NTMs are loan to value (LTV) ratios and FICO scores. Accordingly, we manage credit risk in the NTM portfolio through periodic review of the loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs, as needed in conjunction with portfolio management, and ordering third party automated valuation models (AVMs). The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10% or more and/or a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which will increase the reserves established for potential losses.
For revolving lines of credit, we, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, could suspend the borrowing privileges or reduce the credit limit at any time we reasonably believe that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO score is the first indication that the borrower may have difficulty in making their future payment obligations.
Our management meets at least quarterly to review the loans classified as special mention, substandard, or doubtful and determines whether a suspension or reduction in credit limit is warranted. If a line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.
On the Interest Only loans, we project future payment changes to determine if there will be a material increase in the required payment and then monitors the loans for possible delinquency. Individual loans are monitored for possible downgrading of risk rating.
Non-Traditional Mortgage Performance Indicators
The following table presents our Green Loans first lien portfolio at December 31, 2019 by FICO scores that were obtained during the quarter ended December 31, 2019, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2018:

	By FICO Scores Obtained During the Quarter Ended December 31, 2019			By FICO Scores Obtained During the Quarter Ended December 31, 2018			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO score
800+	13	$3,509	7.0%	16	$10,617	15.7%	(3)	$(7,108)	(66.9)%
700-799	38	27,011	54.1%	50	34,888	51.5%	(12)	(7,877)	(22.6)%
600-699	10	12,400	24.8%	16	14,098	20.8%	(6)	(1,698)	(12.0)%
<600	5	3,286	6.6%	3	4,347	6.4%	2	(1,061)	(24.4)%
No FICO score	3	3,753	7.5%	3	3,779	5.6%	—	(26)	(0.7)%
Total	69	$49,959	100.0%	88	$67,729	100.0%	(19)	$(17,770)	(26.2)%

The current loan to value ratio is determined by dividing the current unpaid principal balance by the most recent estimated property value received per our policy. A lower LTV represents lower risk. The table below represents our single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

LTV Ratios	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
December 31, 2019
< 61	54	$37,804	75.6%	231	$346,899	63.6%	9	$3,027	100.0%	294	$387,730	64.8%
61-80	12	8,531	17.1%	136	183,664	33.7%	—	—	—%	148	192,195	32.1%
81-100	3	3,624	7.3%	6	7,081	1.3%	—	—	—%	9	10,705	1.8%
> 100	—	—	—%	3	7,727	1.4%	—	—	—%	3	7,727	1.3%
Total	69	$49,959	100.0%	376	$545,371	100.0%	9	$3,027	100.0%	454	$598,357	100.0%
December 31, 2018
< 61	69	$51,827	76.5%	312	$495,930	65.9%	11	$3,528	100.0%	392	$551,285	66.9%
61-80	17	13,476	19.9%	201	245,568	32.6%	—	—	—%	218	259,044	31.4%
81-100	2	2,426	3.6%	5	7,441	1.0%	—	—	—%	7	9,867	1.2%
> 100	—	—	—%	1	4,122	0.5%	—	—	—%	1	4,122	0.5%
Total	88	$67,729	100.0%	519	$753,061	100.0%	11	$3,528	100.0%	618	$824,318	100.0%

NOTE 6 – PREMISES AND EQUIPMENT, NET
The following table summarizes premises and equipment, net, as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Land	$9,020	$9,020
Building and improvement	109,450	109,228
Furniture, fixtures, and equipment	48,923	41,576
Leasehold improvements	15,052	13,531
Construction in process	221	1,043
Total	182,666	174,398
Less accumulated depreciation	(54,645)	(45,004)
Premises and equipment, net	$128,021	$129,394

During the years ended December 31, 2019, 2018, and 2017, we recorded an impairment loss of $1.5 million, $2.0 million, and $2.0 million on abandoned capitalized software projects. This impairment charge is included in All Other Expense on the Consolidated Statements of Operations.
We recognized depreciation expense of $10.3 million, $10.9 million and $12.4 million for the years ended December 31, 2019, 2018, and 2017.
NOTE 7 – LEASES

We have operating leases for corporate offices, branches and loan production offices. Our leases have remaining lease terms of one month to twenty years, some of which include options to extend the leases generally for periods of three years to five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense were as follows:

Year Ended December 31,
($ in thousands)	2019
Operating Lease Expense	$6,622
Variable Lease Expense	356
Sublease Income	(250)
Total Lease Expense	$6,728
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,
($ in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$6,989
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$5,332
ROU assets recognized upon adoption of new lease standard	$23,332

Supplemental balance sheet information related to leases was as follows:

($ in thousands)	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$22,540
Operating lease liabilities	23,692

December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	6.69 years
Weighted-average discount rate:
Operating leases	2.92%

Maturities of operating lease liabilities at December 31, 2019 were as follows:

($ in thousands)	Operating Leases
2020	$6,727
2021	4,965
2022	3,387
2023	2,578
2024	1,710
Thereafter	7,046
Total lease payments	26,413
Less: present value discount	(2,721)
Total Lease Liability	$23,692

We lease certain equipment under finance leases. Finance lease obligations totaled $585 thousand and $1.1 million at December 31, 2019 and 2018. The finance lease arrangements require monthly payments through 2023.

NOTE 8 – SERVICING RIGHTS
The following table presents a composition of total income from servicing rights, which is reported in Loan Servicing Income on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Servicing fees for sold loans with servicing retained	$1,291	$5,048	$19,642
Losses on the fair value and amortization of servicing rights	(612)	(1,328)	(17,066)
Total income from servicing rights(1)	$679	$3,720	$2,576

(1)	Includes $0, $0 and $1.6 million in income from discontinued operations for the years ended December 31, 2019, 2018 and 2017.

The following table presents a composition of servicing rights as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Mortgage servicing rights, at fair value	$1,157	$1,770
SBA servicing rights, at cost	1,142	1,658
Total	$2,299	$3,428

Mortgage loans sold with servicing retained are subserviced by a third party vendor. The unpaid principal balance of these loans at December 31, 2019 and 2018 was $150.6 million and $204.0 million and are not reported as assets. Custodial escrow balances maintained in connection with serviced loans were $198 thousand and $300 thousand at December 31, 2019 and 2018. The unpaid principal balance of the loans underlying our SBA servicing rights at December 31, 2019 and 2018 was $75.2 million and $96.4 million.
Mortgage Servicing Rights
The value of retained MSRs is generally estimated based on a valuation from a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Fair value of retained MSRs	$1,157	$1,704
Discount rate	13.00%	13.00%
Constant prepayment rate	18.96%	17.21%
Weighted-average life (in years)	4.41	4.93

The following table presents activity in the MSRs for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	$1,770	$31,852	$76,121
Additions	—	—	12,127
Changes in fair value resulting from valuation inputs or assumptions	(265)	(1,155)	(10,240)
Sales of servicing rights (1)	—	(28,549)	(39,345)
Other—loans paid off	(348)	(378)	(6,811)
Balance at end of year	$1,157	$1,770	$31,852

(1) Includes $37.8 million of MSRs sold as a part of discontinued operations for the year ended December 31, 2017.
During the first half of 2018, we sold $28.5 million of MSRs on approximately $3.55 billion in unpaid principal balances of conventional agency mortgage loans for cash consideration of $30.1 million, subject to a prepayment protection provision and standard representations and warranties. The sale of MSRs resulted in a net loss of $2.3 million for the year ended December 31, 2018, primarily related to transaction costs, provision for early repayments of loans, and expected repurchase obligations under standard representations and warranties.
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

	December 31,
($ in thousands)	2019	2018
Servicing rights	$1,142	$1,658
Discount rate	8.75%	9.50%
Constant prepayment rate	8.00%	8.00%
Weighted-average life (in years)	3.75	4.29

The following table presents activity in the SBA servicing rights for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	$1,658	$1,856	$1,496
Additions	—	127	761
Amortization, including prepayments	(493)	(298)	(318)
Impairment	(23)	(27)	(83)
Balance at end of year	$1,142	$1,658	$1,856

NOTE 9 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	$672	$1,796	$2,502
Additions	276	672	3,086
Sales and net direct write-downs	(803)	(2,038)	(3,556)
Net change in valuation allowance	(145)	242	(236)
Balance at end of year	$—	$672	$1,796

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	$—	$242	$6
Additions	145	143	242
Recoveries	—	(90)	—
Net direct write-downs and removals from sale	(145)	(295)	(6)
Balance at end of year	$—	$—	$242

The following table presents expenses related to foreclosed assets included in All Other Expense on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Net loss on sales	$40	$(13)	$(48)
Operating expenses, net of rental income	—	(134)	(51)
Total	$40	$(147)	$(99)

We did not provide loans to finance the purchase of our OREO properties during the years ended December 31, 2019, 2018 or 2017.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At December 31, 2019 and 2018, goodwill totaled $37.1 million. The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Goodwill balance at beginning of the year	$37,144	$37,144	$39,244
Goodwill adjustments for discontinued operations	—	—	(2,100)
Goodwill balance at end of year	$37,144	$37,144	$37,144
Accumulated impairment losses at end of year	$2,100	$2,100	$2,100

During the year ended December 31, 2017, we discontinued our mortgage banking operations following the sale of our Banc Home Loans division and wrote off goodwill of $2.1 million against the gain on disposal of discontinued operations.
We evaluate goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our annual goodwill impairment test as of August 31, 2019 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of December 31, 2019, the weighted-average remaining amortization period for core deposit intangibles was approximately 4.7 years. The following table presents a summary of other intangible assets as of the dates indicated:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2019
Core deposit intangibles	$30,904	$26,753	$4,151
December 31, 2018
Core deposit intangibles	$30,904	$24,558	$6,346
We recorded impairment on intangible assets of $0, $0, and $336 thousand for the years ended December 31, 2019, 2018, and 2017. During the year ended December 31, 2017, we also wrote off a client relationship intangible of $246 thousand and a trade name intangible of $90 thousand.
Aggregate amortization of intangible assets was $2.2 million, $3.0 million and $3.9 million for the years ended December 31, 2019, 2018, and 2017. The following table presents estimated future amortization expenses as of December 31, 2019:

($ in thousands)	Estimated Future Amortization Expense
2020	$1,518
2021	1,082
2022	799
2023	517
2024	235
2025 and After	—
Total	$4,151

NOTE 11 – DEPOSITS
The following table presents the components of deposits as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Noninterest-bearing deposits	$1,088,516	$1,023,360
Interest-bearing deposits
Interest-bearing demand deposits	1,533,882	1,556,410
Money market accounts	715,479	873,153
Savings accounts	885,246	1,265,847
Certificates of deposit of $250,000 or less	582,772	2,388,592
Certificates of deposit of more than $250,000	621,272	809,282
Total interest-bearing deposits	4,338,651	6,893,284
Total deposits	$5,427,167	$7,916,644

The aggregate amount of deposits reclassified as loans, such as overdrafts, was $300 thousand and $477 thousand at December 31, 2019 and 2018.
We had California State Treasurer’s deposits of $300.0 million, and accrued interest on these deposits, in certificates of deposit of more than $250,000 at both December 31, 2019 and 2018. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. At December 31, 2019 and 2018, we provided letters of credit of $300.0 million and $330.0 million through the FHLB of San Francisco as collateral for the California State Treasurer’s deposits. In addition, we had other public deposits of $23.3 million and $18.6 million at December 31, 2019 and 2018. As of December 31, 2019, we provided an additional $30.0 million letter of credit through the FHLB of San Fransisco as collateral for the remaining public deposits. Securities with carrying values of zero and $57.8 million were pledged as collateral for these deposits at December 31, 2019 and 2018.
The following table presents a summary of brokered deposits as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Interest-bearing demand deposits	$—	$770
Money market accounts	10,000	164,505
Certificates of deposit of $250,000 or less	—	1,543,269
Certificates of deposit of more than $250,000	—	—
Total brokered deposits	$10,000	$1,708,544

The following table presents scheduled maturities of certificates of deposit as of December 31, 2019:

($ in thousands)	2020	2021	2022	2023	2024	Total
Certificates of deposit of $250,000 or less	$527,920	$46,186	$4,300	$2,795	$1,571	$582,772
Certificates of deposit of more than $250,000	578,583	15,433	26,442	814	—	621,272
Total certificates of deposit	$1,106,503	$61,619	$30,742	$3,609	$1,571	$1,204,044

NOTE 12 – FEDERAL HOME LOAN BANK ADVANCES AND SHORT-TERM BORROWINGS
The following table presents the advances from the FHLB as of the dates indicated:

($ in thousands)	December 31, 2019	December 31, 2018
Fixed rate:
Outstanding balance	$730,000	$805,000
Interest rates ranging from	1.82%	1.61%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.66%	2.58%
Variable rate:
Outstanding balance	465,000	715,000
Weighted average interest rate	1.66%	2.56%

The following table presents contractual maturities by year of the FHLB advances as of December 31, 2019:

($ in thousands)	2020	2021	2022	2023	2024 and After	Total
Fixed rate	$174,000	$145,000	$46,000	$45,000	$320,000	$730,000
Variable rate	465,000	—	—	—	—	465,000
Total	$639,000	$145,000	$46,000	$45,000	$320,000	$1,195,000

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2019 and December 31, 2018, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.05 billion and $4.05 billion. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $32.3 million and $41.0 million at December 31, 2019 and December 31, 2018. Based on this collateral the Bank was eligible to borrow an additional $1.02 billion at December 31, 2019.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2019	2018	2017
Weighted-average interest rate at end of year	2.27%	2.57%	1.60%
Average interest rate during the year	2.55%	2.15%	1.23%
Average balance	$1,264,945	$1,627,608	$1,054,978
Maximum amount outstanding at any month-end	$1,850,000	$2,030,000	$1,695,000
Balance at end of year	$1,195,000	$1,520,000	$1,695,000

The Bank maintained a line of credit of $16.7 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $23.9 million, with no outstanding borrowings at December 31, 2019. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $185.0 million, with no outstanding borrowings at December 31, 2019.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at December 31, 2019 and December 31, 2018. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
On June 30, 2017, we voluntarily terminated a line of credit of $75.0 million that was maintained at Banc of California, Inc. with an unaffiliated financial institution. The line had a maturity date of July 17, 2017 and a floating interest rate equal to a LIBOR rate plus 2.25% or the Prime Rate. We had $50.0 million of borrowings outstanding under the line, which were repaid in connection with the termination of the line. The proceeds of the line were used for working capital purposes.

NOTE 13 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	December 31,
	2019		2018
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,579)	$175,000	$(1,826)
Total	$175,000	$(1,579)	$175,000	$(1,826)

Senior Notes
On April 6, 2015, we completed the issuance and sale of $175.0 million aggregate principal amount of our 5.25% senior notes due April 15, 2025 (the Senior Notes). Net proceeds after discount were approximately $172.8 million.
The Senior Notes are our senior unsecured debt obligations and rank equally with all of our other present and future unsecured unsubordinated obligations. We make interest payments on the Senior Notes semi-annually in arrears.
We may, at our option, on or after January 15, 2025 (i.e., 90 days prior to the maturity date of the Senior Notes), redeem the Senior Notes in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes will be redeemable at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the Supplemental Indenture and together with the Base Indenture, the Indenture). The Indenture contains several covenants which, among other things, restrict our ability and the ability of our subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. We were in compliance with all covenants under the Indenture at December 31, 2019.

NOTE 14 – INCOME TAXES
The following table presents the components of income tax expense (benefit) of continuing operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Current income taxes:
Federal	$3,900	$5,720	$(2,215)
State	941	5,035	6,006
Total current income tax expense	4,841	10,755	3,791
Deferred income taxes:
Federal	(1,492)	(4,418)	(25,938)
State	870	(1,493)	(4,434)
Total deferred income tax expense	(622)	(5,911)	(30,372)
Income tax expense (benefit)	$4,219	$4,844	$(26,581)

The following table presents a reconciliation of the recorded income tax expense (benefit) of continuing operations to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 21.0% to income from continuing operations before income taxes for the year ended December 31, 2019 and 2018, and 35.0% for the year ended December 31, 2017:

	Year Ended December 31,
	2019	2018	2017
Computed expected income tax expense (benefit) at Federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) resulting from:
Proportional amortization	12.6%	4.3%	5.1%
Other permanent book-tax differences	(2.4)%	0.4%	(2.1)%
State tax expense, net of federal benefit	5.1%	5.9%	3.7%
Income tax credits (investment tax credits and other)	(21.3)%	(25.4)%	(149.5)%
Basis reduction in investment in alternative energy partnership	1.3%	2.2%	24.9%
Write-off of Goodwill for discontinued operations	—%	—%	2.7%
Bank owned life insurance policies	(1.7)%	(1.0)%	(3.0)%
Equity compensation shortfall (windfall) tax impact	0.6%	(0.5)%	(7.0)%
Remeasurement from the Tax Cuts and Jobs Act	—%	—%	(7.8)%
Reserve for uncertain tax positions	(1.0)%	0.1%	1.9%
Other, net	0.9%	3.3%	(2.7)%
Effective tax rates	15.1%	10.3%	(98.8)%

Our effective tax rate of continuing operations for the year ended December 31, 2019 was higher than the effective tax rate of continuing operations for the year ended December 31, 2018 mainly due to the reduction in the recognition of tax credits on investments in alternative energy partnerships of $3.4 million, partially offset by tax expense from tax basis reduction of $362 thousand related to investments in alternative energy partnerships for the year ended December 31, 2019, compared to $9.6 million of tax credits recognized, partially offset by tax expense from tax basis reduction of $1.0 million for the year ended December 31, 2018. The reduction in tax credits received by the Bank is due to fewer investments in alternative energy partnerships.
Our effective tax rate of continuing operations for the year ended December 31, 2018 was higher than the effective tax rate of continuing operations for the year ended December 31, 2017 mainly due to the reduction in the recognition of tax credits on investments in alternative energy partnerships of $9.6 million, partially offset by tax expense from tax basis reduction of $1.0 million related to investments in alternative energy partnerships for the year ended December 31, 2018, compared to $38.2 million of tax credits recognized, partially offset by tax expense from tax basis reduction of $6.7 million for the year ended December 31, 2017. The reduction in tax credits received by the Bank on the investments in alternative energy partnerships is due to less new equipment being placed into service by the investments. The higher effective tax rate was also partially offset by the decrease in the federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act, which became effective on January 1, 2018. We use the flow-through income statement method to account for the tax credits earned on investments in alternative energy partnership. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The legislation provides for significant changes to the IRC that impact corporate taxation requirements, such as the reduction of the federal income tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. As of
December 31, 2017, we remeasured our deferred tax assets and liabilities based on the reduced federal corporate income tax rate of 21% which resulted in an income tax benefit of $2.1 million to continuing operations. At December 31,
2017, we were able to make reasonable estimates of the tax effects on enactment of the Tax Cuts and Jobs Act and completed our analysis for the tax effects of enactment of the Tax Act on all items.
At December 31, 2019, we had $1.8 million of available unused federal net operating loss (NOL) carryforwards that may be applied against future taxable income through 2031. We had available at December 31, 2019, $8.6 million of unused state NOL carryforwards that may be applied against future taxable income through 2031. Utilization of these NOL carryforwards are subject to annual limitations set forth in Section 382 of the U.S. Internal Revenue Code (IRC). The tax attributes acquired in the Gateway Bancorp acquisition are subject to an annual IRC Section 382 limitation of $474 thousand.
In addition, as of December 31, 2019 and 2018, we had income tax credit carryforwards of $30.5 million and $26.9 million. The tax credits, if unused, will expire in 2037.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$15,874	$18,813
Stock-based compensation expense	2,222	2,249
Accrued expenses	3,831	2,678
Reserve for loss on repurchased loans	1,826	736
Federal net operating losses	372	471
State net operating losses	725	759
Federal income tax credits	30,661	27,087
Unrealized loss on securities available-for-sale	4,968	10,046
Deferred loan fees	2,104	2,446
Amortization of intangible assets	1,248	1,101
Prior year state tax deduction	85	1,272
Lease liability	6,978	—
Other deferred tax assets	2,835	3,456
Total deferred tax assets	73,729	71,114
Deferred tax liabilities:
Investments in partnerships	(7,455)	(5,317)
Mortgage servicing rights	(341)	(520)
Deferred loan costs	(6,623)	(8,528)
Depreciation on premises and equipment	(5,796)	(4,710)
Right of use asset	(6,638)	—
Other deferred tax liabilities	(1,970)	(2,635)
Total deferred tax liabilities	(28,823)	(21,710)
Valuation allowance	—	—
Net deferred tax assets	$44,906	$49,404

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, we recorded no valuation allowance against net deferred tax assets at December 31, 2019 and 2018.
During the year ended December 31, 2019, estimated taxable income before utilization of NOLs of $12.2 million allowed us to utilize $474 thousand of both federal and state NOLs (representing approximately 9.2% of the total NOLs included in our deferred tax assets), $1.9 million of federal low income housing tax credits, $350 thousand of state research credits, $369 thousand of state film tax credits, and $151 thousand of state low income housing tax credits. We believe that the utilization of tax credits in 2019, along with our projection of future taxable income should be considered significant positive evidence that the deferred tax assets for income tax credits will be realized in future periods prior to its expiration dates.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $977 thousand and $1.2 million at December 31, 2019 and 2018. We do not believe that the unrecognized tax benefits will change materially within the next twelve months. As of December 31, 2019, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $767 thousand.

At December 31, 2019 and 2018, we had no accrued interest or penalties, respectively. The table below summarizes the activity related to our unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Beginning balance	$1,227	$1,047	$—
Increase related to prior year tax positions	—	—	867
Decrease related to prior year tax positions	(101)	—	—
Increase in current year tax positions	120	180	180
Decrease related to lapsing of statute of limitations	(269)	—	—
Ending balance	$977	$1,227	$1,047

In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified on the consolidated financial statements as income tax expense.
We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. federal taxing authorities for years before 2016. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2014 (other state income and franchise tax statutes of limitations vary by state).
We account for qualified affordable housing investments under the proportional amortization method. The gross investments in these limited partnerships amounted to $49.3 million and the unfunded portion was $22.4 million at December 31, 2019. The balances of these investments were $36.5 million and $20.0 million as of December 31, 2019 and 2018. We utilized $6.2 million of tax deductions from these investments in 2019, but $400 thousand of low income housing tax credits generated in 2019 were limited and not utilized in 2019. Thus, there were $3.1 million and $2.7 million of unused tax credit carryforwards as of December 31, 2019 and 2018. Investment book proportional amortization amounted to $3.5 million, $2.0 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017.

NOTE 15 – RESERVE FOR LOSS ON REPURCHASED LOANS
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Balance at beginning of year	$2,506	$6,306	$7,974
Initial provision for loan repurchases	4,563	126	1,622
Subsequent change in the reserve	(660)	(2,488)	(1,812)
Utilization of reserve for loan repurchases	(208)	(1,438)	(2,238)
Other adjustments	—	—	760
Balance at end of year	$6,201	$2,506	$6,306

During the year ended December 31, 2019, reserve for loss on repurchased loans increased by $3.7 million, including a $4.4 million initial provision for loan repurchases related to the Freddie Mac multifamily loan securitization completed in the third quarter of 2019. Refer to Note 21 for additional information. During the year ended December 31, 2018, approximately $1.5 million of the decrease was due to portfolio run-off and repurchase settlement activities.

We believe that our obligations for mortgage loan repurchases or loss reimbursements were adequately reserved for at December 31, 2019.
NOTE 16 – DERIVATIVE INSTRUMENTS
We use derivative instruments and other risk management techniques to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with our risk management policies. Refer to Note 1 for additional information on our derivative instruments.
The net gains (losses) relating to derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities in the Statement of Operations of discontinued operations, were $0, $0 and $(12.4) million for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, we had no outstanding derivative instruments related to mortgage banking activities.

During the years ended December 31, 2019, 2018 and 2017, changes in fair value on interest rate swaps and caps on loans, recorded through Other Income on the Consolidated Statements of Operations, were insignificant.
The following table presents the notional amount and fair value of derivative instruments included in other assets and other liabilities on the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of derivatives.

	December 31,
	2019		2018
($ in thousands)	Notional Amount	Fair Value (1)	Notional Amount	Fair Value (1)
Included in assets:
Interest rate swaps and cap on loans	$70,674	$3,445	$103,812	$1,534
Foreign exchange contracts	4,643	138	—	—
Total included in assets	$75,317	$3,583	$103,812	$1,534
Included in liabilities:
Interest rate swaps and caps on loans	$70,674	$3,717	$103,812	$1,600
Foreign exchange contracts	4,643	136	—	—
Total included in liabilities	$75,317	$3,853	$103,812	$1,600

(1)
The fair value of interest rate swaps and cap on loans are included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets. The fair value of interest rate swaps on mortgage-backed securities are include in the carrying value of mortgage-backed securities in the accompanying consolidated balance sheets.

We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. However, we elected to account for all derivatives with counterparty institutions on a gross basis.
NOTE 17 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018 (the Effective Date), our stockholders approved our 2018 Omnibus Stock Incentive Plan (2018 Omnibus Plan). As of the Effective Date, we discontinued granting awards under our 2013 Omnibus Incentive Plan (2013 Omnibus Plan) or any prior equity incentive plans and future stock-based compensation awards to our directors and employees will be made pursuant to the 2018 Omnibus Plan. The 2018 Omnibus Plan provides that the maximum number of shares that will be available for awards is 4,417,882, which represents the number of shares that were available for new awards under the 2013 Omnibus Plan immediately prior to the Effective Date. As of December 31, 2019, 3,674,033 shares were available for future awards under the 2018 Omnibus Plan.
The Banc of California Capital and Liquidity Enhancement Employee Compensation Trust, a Maryland statutory trust (the SECT) was terminated in 2018. See Note 19 for additional information.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Stock options	$(8)	$174	$360
Restricted stock awards and units	5,047	6,391	11,732
Stock appreciation rights	—	—	42
Total stock-based compensation expense	$5,039	$6,565	$12,134
Related tax benefits	$1,481	$1,929	$5,078

The following table presents unrecognized stock-based compensation expense as of December 31, 2019:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$4	0.5 years
Restricted stock awards and restricted stock units	9,087	2.2 years
Total	$9,091	2.2 years

Stock Options
We have issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price.
The weighted-average estimated fair value per share options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Year Ended December 31,
($ in thousands, except per share data)	2019	2018	2017
Grant date fair value of options granted	$—	$—	$—
Fair value of options vested	$67	$160	$611
Total intrinsic value of options exercised	$87	$96	$3,747
Cash received from options exercised	$—	$—	$2,043
Weighted-average estimated fair value per share of options granted	$—	$—	$—

The following table represents stock option activity and weighted-average exercise price per share at and for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	186,973	$13.54	210,973	$13.99	968,591	$13.95
Exercised	(74,836)	$13.41	(24,000)	$17.50	(488,281)	$12.53
Forfeited	(49,616)	$13.34	—	$—	(269,337)	$16.49
Expired	—	$—	—	$—	—	$—
Outstanding at end of year	62,521	$13.85	186,973	$13.54	210,973	$13.99
Exercisable at end of year	60,273	$13.86	123,125	$13.67	105,541	$14.68

The following table represents changes in unvested stock options and related information at and for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	63,848	$13.30	105,432	$13.31	518,936	$15.04
Granted	—	$—	—	$—	—	$—
Vested	(17,600)	$13.26	(41,584)	$13.32	(174,833)	$14.10
Forfeited	(44,000)	$13.29	—	$—	(238,671)	$16.50
Outstanding at end of year	2,248	$13.75	63,848	$13.30	105,432	$13.31

The following table presents a summary of stock options outstanding as of December 31, 2019:

	Options Outstanding				Options Exercisable
($ in thousands)	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
$10.90 to $11.87	5,508	$22	$10.90	4.5 years	5,508	$22	$10.90	4.5 years
$11.88 to $12.85	—	—	$—	0.0 years	—	—	$—	0.0 years
$12.86 to $13.83	40,848	58	$13.48	5.4 years	38,600	55	$13.46	5.4 years
$13.84 to $14.81	—	—	$—	0.0 years	—	—	$—	0.0 years
$14.82 to $15.82	16,165	—	$15.81	1.5 years	16,165	—	$15.81	1.5 years
Total	62,521	$80	$13.85	4.3 years	60,273	$77	$13.86	4.3 years

Restricted Stock Awards and Restricted Stock Units
We also have granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share
Outstanding at beginning of year	833,601	$18.96	911,633	$18.73	1,417,144	$16.16
Granted (1)	796,547	$14.40	650,676	$18.89	859,722	$20.81
Vested (2)	(273,904)	$18.37	(415,994)	$18.65	(854,031)	$15.95
Forfeited (3)	(432,762)	$17.93	(312,714)	$18.54	(511,202)	$17.80
Outstanding at end of year	923,482	$15.74	833,601	$18.96	911,633	$18.73

(1)	The number of granted shares includes aggregate performance-based shares/units of 174,935, 306,801 and 152,709 for the years ended December 31, 2019, 2018 and 2017.

(2)	The number of vested shares includes aggregate performance-based shares/units of 37,572, 44,817 and 10,000 for the years ended December 31, 2019, 2018 and 2017

(3)	The number of forfeited shares includes aggregate performance-based shares/units of 233,999, 86,936 and 107,545 for the years ended December 31, 2019, 2018 and 2017.
Stock Appreciation Rights
On August 21, 2012, we granted to Steven A. Sugarman, our then- (now former) chief executive officer a ten-year stock appreciation right (SAR) for 500,000 shares (Initial SAR) of our common stock with a base price of $12.12 per share with one-third of the Initial SAR vesting on the grant date and the remaining amount vesting over a period of 2 years. The Initial SAR entitles Mr. Sugarman to dividend equivalent rights and originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) were issued to Mr. Sugarman upon certain stock issuances by us, as described below. On March 24, 2016, concurrent with entering into a new employment agreement with us, Mr. Sugarman entered into a letter agreement that eliminated this anti-dilution provision of the Initial SAR. Under the terms of the March 24, 2016 letter agreement, in consideration of the removal of the anti-dilution provision of the Initial SAR, we granted Mr. Sugarman a onetime performance based restricted stock award with an aggregate grant date fair market value of $5.0 million, which would vest in full on March 24, 2017, but was also subject to restrictions on sale or transfer through March 24, 2021. In connection with Mr. Sugarman’s resignation as our chief executive officer on January 23, 2017, all unvested equity awards (including any unvested SARs) immediately vested and became free of all restrictions. In addition, the SARs continued (and continue) to remain exercisable for their full terms, with dividend equivalent rights of the SARs also continuing in effect during their full terms.
As described more fully in the SAR agreement, the original anti-dilution provision of the Initial SAR did not apply to certain issuances of our common stock for compensatory purposes, but did apply to certain other issuances of our common stock, including the issuances of common stock to raise capital. Pursuant to this anti-dilution provision, we issued Additional SARs to the former chief executive officer with a base price determined as of each date of issuance, but otherwise with the same terms and conditions as the Initial SAR, except for an Additional SAR granted relating to a public offering of our tangible equity units (TEUs) on May 21, 2014 that has different terms (Additional TEU SAR).
Regarding the Additional TEU SAR, each TEU contained a Purchase Contract that could be settled in shares of our voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment). The Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR was subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract was less than the initial maximum settlement rate.

By its original terms, the Additional TEU SAR was to vest in full on May 15, 2017 or accelerate in vesting upon early settlement of a Purchase Contract at the holders' option, and until it vested, the Additional TEU SAR was to have no dividend equivalent rights and the shares underlying the Additional TEU SAR were subject to forfeiture.
The following table represents SARs activity and the weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	1,559,012	$11.60	1,559,012	$11.60	1,559,047	$11.60
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	—	$—	—	$—	(35)	$10.09
Outstanding at end of year	1,559,012	$11.60	1,559,012	$11.60	1,559,012	$11.60
Exercisable at end of year	1,559,012	$11.60	1,559,012	$11.60	1,559,012	$11.60
The following table represents changes in unvested SARs and related information as of and for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	—	$—	—	$—	8,069	$10.09
Granted	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	(8,034)	$10.09
Forfeited	—	$—	—	$—	(35)	$10.09
Outstanding at end of year	—	$—	—	$—	—	$—

NOTE 18 – EMPLOYEE BENEFIT PLANS
We have a 401(k) plan (the 401(k) Plan) whereby all employees generally can participate in the 401(k) Plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. We make an enhanced safe-harbor matching contribution equal to 100% of the first 4% of the employee’s deferral rate not to exceed 4% of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.
For the years ended December 31, 2019, 2018 and 2017, expense attributable to 401(k) plans amounted to $2.1 million, $2.1 million and $3.1 million.
We have adopted a deferred compensation plan (the DC Plan) under Section 401 of the IRC. The purpose of this DC Plan is to provide specified benefits to a select group of management and highly compensated employees. Participants may elect to defer compensation, which accrues interest quarterly at the Prime Rate as of the last business day of the prior quarter. We do not make contributions to the DC Plan.
Employee Equity Ownership Plan
We established the Employee Equity Ownership Plan (EEOP) effective October 15, 2013 for the benefit of employees. The EEOP is administered under our 2013 Omnibus Stock Incentive Plan and the awards thereunder were issued upon the terms and conditions and subject to the restrictions of our 2013 Omnibus Stock Incentive Plan. The EEOP provided that employees eligible to receive restricted stock awards or units under the EEOP are any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program, with grants generally vesting in five equal annual installments beginning on the first anniversary of the date of grant. After evaluation of all then-current equity plans, we discontinued the EEOP effective January 1, 2018.  On April 2, 2018, all final stock awards due under the EEOP were granted to eligible employees, including employees who were eligible for a five-year service award during 2018 calendar year. We issued 72,561 and 35,016 shares with respect to restricted stock awards and units under the EEOP for the years ended December 31, 2018 and 2017. At December 31, 2019, there were 36,588 unvested shares of restricted stock and restricted stock units with an unrecognized stock-based compensation expense of $691 thousand.
NOTE 19 – STOCKHOLDERS’ EQUITY
Warrants
On November 1, 2010, we issued warrants to COR Advisors LLC (COR Advisors), an entity controlled by Steven A. Sugarman, who became a director of ours on that date and later became our President and Chief Executive Officer (and resigned from those and all other positions with us and the Bank on January 23, 2017). The warrants entitled COR Advisors to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. On August 3, 2011, COR Advisors transferred warrants for the right to purchase 960,000 shares of non-voting common stock to COR Capital Holdings LLC (COR Capital Holdings), an entity controlled by Steven A. Sugarman, and transferred warrants for the right to purchase the remaining 435,000 shares of non-voting common stock to Jeffrey T. Seabold, our then- (now former) Executive Vice President and Management Vice-Chair.
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
On August 17, 2016, the living trust for Steven A. Sugarman and his spouse transferred warrants to purchase 480,000 shares to Steven A. Sugarman's brother, Jason Sugarman. These transferred warrants were last exercisable on September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 for 50,000, 130,000, 130,000, 130,000, and 40,000 shares. On August 17, 2016, Jason Sugarman irrevocably elected to fully exercise each tranche of the transferred warrants. Under his irrevocable election, Jason Sugarman directed that each such exercise would occur on the last exercisable date for each tranche using a cashless (net) exercise method and also directed that each exercise be for either non-voting common stock, or, if allowed under the terms of the warrant, for voting common stock. At September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, in accordance with Jason Sugarman’s irrevocable election, warrants to purchase 50,000, 130,000, 130,000,130,000, and 40,000 shares have been exercised, resulting in issuances of 25,051 and 64,962 shares of our voting common stock and 75,875, 77,376 and 23,237 shares of our non-voting common stock. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $8.80, $8.72, $8.66, $8.61 and $8.55 per share. As a result of these exercises, Jason Sugarman no longer holds any warrants to purchase shares of our stock. During the three months ended June 30, 2018, based on additional documentation received from Jason Sugarman, it was determined that Jason Sugarman was eligible to receive voting common stock under the terms of the transferred warrant for the exercises that previously occurred on March 31, 2017, June 30, 2017 and September 30, 2017. Accordingly, on June 6, 2018, an aggregate of 176,488 shares of our non-voting common stock owned by Jason Sugarman were canceled and he was issued 176,488 shares of our voting common stock in lieu thereof.
On August 16, 2016, the living trust for Steven A. Sugarman and his spouse irrevocably elected to exercise its warrants to purchase 480,000 shares. Under its irrevocable election, the living trust for Steven A. Sugarman and his spouse directed that each such exercise would occur on the last exercisable date for each tranche of such warrants (September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018 with respect to 90,000, 130,000, 130,000, and 130,000 shares) using a cashless net exercise method and also directed that each exercise be for non-voting common stock. On September 30, 2017, in accordance with its irrevocable election, warrants to purchase 90,000 shares were exercised by the living trust for Steven A. Sugarman and his spouse, resulting in the issuance of 52,284 shares of our non-voting common stock. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.55 per share.
On each of December 27, 2017, March 30, 2018 and June 29, 2018, we were notified that the living trust for Steven A. Sugarman and his spouse purportedly transferred warrants with respect to 130,000 shares, with a last exercisable date of December 31, 2017, 130,000 shares with a last exercisable date of March 31, 2018 and 130,000 shares with a last exercisable date of June 30, 2018, to a separate entity, Sugarman Family Partners. In accordance with the irrevocable election to exercise previously submitted by the living trust for Steven A. Sugarman and his spouse, we considered these transferred warrants to have been exercised with respect to 130,000 shares on December 31, 2017, 130,000 shares on March 31, 2018 and 130,000 shares on June 30, 2018, resulting in the issuance of 77,413, 72,159, and 73,543 shares of our non-voting common stock, respectively, on December 31, 2017, April 2, 2018 and July 2, 2018. Based on an automatic adjustment to the original $11.00 exercise price, the exercise price at the time of exercise was $8.49 per share, $8.44 per share and $8.38 per share. As a result of these exercises, none of these warrants remain outstanding.
On December 8, 2015, March 9, 2016, June 17, 2016, and September 30, 2016, Mr. Seabold exercised his warrants with respect to 95,000, 130,000, 130,000, and 80,000 shares, using cashless (net) exercises, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355, 53,711, 70,775, and 40,081. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04, $8.90, $8.84, and $8.80 per share. As a result of these exercises, Mr. Seabold no longer holds any warrants to purchase shares of our stock.
Under the terms of the respective warrants, the warrants were exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants. The terms and issuance of the foregoing warrants were approved by our stockholders at a special meeting held on October 25, 2010.
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of our outstanding shares of preferred stock have a $1,000 per share liquidation preference. The following table presents our total outstanding preferred stock as of dates indicated:

	December 31,
	2019			2018
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	96,629	$96,629	$93,162	115,000	$115,000	$110,873
Series E 7.00% non-cumulative perpetual	100,477	100,477	96,663	125,000	125,000	120,255
Total	197,106	$197,106	$189,825	240,000	$240,000	$231,128

On August 23, 2019, we completed a partial tender offer for depositary shares (Series D Depositary Shares), each representing a 1/40th interest in a share of Series D Preferred Stock, liquidation amount of $1,000 per share of Series D Preferred Stock, resulting in the repurchase of 734,823 outstanding Series D Depository Shares and the related retirement of 18,371 outstanding shares of Series D Preferred Stock. The repurchase price aggregated to $19.4 million. The $1.7 million difference between the consideration paid and the carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in a reduction to net income allocated to common stockholders.

On August 23, 2019, we completed a partial tender offer for depositary shares (Series E Depositary Shares), each representing a 1/40th interest in a share of Series E Preferred Stock, liquidation amount of $1,000 per share of Series E Preferred Stock, resulting in the repurchase of 980,928 outstanding Series E Depository Shares and the related retirement of 24,523 outstanding shares of Series E Preferred Stock. The repurchase price aggregated $26.6 million. The $3.4 million difference between the consideration paid and the carrying value of the Series E Preferred Stock was reclassified to retained earnings and resulted in a reduction to net income allocated to common stockholders.
On September 17, 2018, we completed the redemption of all 40,250 outstanding shares of our 8.00 percent Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), which resulted in the simultaneous redemption of all 1,610,000 of the outstanding related depositary shares (Series C Depository Shares), each representing a 1/40th interest in a share of Series C Preferred Stock, at a redemption price of the liquidation amount of $1,000 per share of Series C Preferred Stock (equivalent to $25 per Series C Depository Share). The redemption price represented an aggregate amount of $40.3 million and did not accrue interest on or after the regularly scheduled dividend payment date of September 15, 2018. Deferred stock issuance costs of $2.3 million originally recorded as a reduction to preferred stock upon issuance of the Series C Preferred Stock were reclassified to retained earnings and resulted in a reduction to net income allocated to common stockholders.
Stock Employee Compensation Trust
On August 3, 2016, we established the SECT pursuant to the Trust Agreement, dated as of August 3, 2016 (the SECT Trust Agreement), between us and Newport Trust Company, as trustee (as successor trustee to Evercore Trust Company, N.A.) (the SECT Trustee) to fund employee compensation and benefit obligations of ours using shares of our common stock. On August 3, 2016, we sold 2,500,000 shares of voting common stock to the SECT at a purchase price of $21.45 per share (the closing price of the voting common stock on August 2, 2016), or $53.6 million in the aggregate, in exchange for a cash amount equal to the aggregate par value of the shares and a promissory note for the balance of the purchase price. The SECT was to terminate on January 1, 2032 unless terminated earlier in accordance with the SECT Trust Agreement, including by our Board of Directors.
On December 28, 2017, in order to effectuate the early termination of the SECT, as authorized by our Board of Directors, we purchased from the SECT all 2,500,000 shares of voting common stock held by the SECT at a purchase price of $21.00 per share (the closing price per share of the voting common stock on December 27, 2017), or $52.5 million in the aggregate (the SECT Termination Sale). Following the SECT Termination Sale, such shares of voting common stock were canceled. Of the proceeds from the SECT Termination Sale, $2.7 million was to be utilized for the purpose of funding obligations under certain of our benefit plans to which 126,517 shares of voting common stock had been allocated prior to the SECT Termination Sale, and $49.8 million was remitted by the SECT Trustee to us, which was deemed to be in satisfaction and termination of all remaining obligations of the SECT under the promissory note, which had an outstanding principal balance of $50.9 million plus accrued interest. During the quarter ended September 30, 2018, the remaining cash balance in the SECT, including the aforementioned proceeds of $2.7 million from the SECT Termination Sale, was disbursed from the SECT to us to fund our 401(k) plan as well as health and welfare plans. The termination of the SECT was completed upon the filing of a certificate of cancellation with the Maryland Department of Assessments and Taxation on September 24, 2018.
Change in Accumulated Other Comprehensive Income (Loss)
Our AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of the tax effect as a component of stockholders' equity. Reclassifications from AOCI are recorded on the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Unrealized (loss) gain on securities available-for -sale
Balance at beginning of period	$(24,117)	$5,227	$(9,042)
Unrealized (loss) gain arising during the period	11,734	(40,476)	16,334
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	21,990
Reclassification adjustment from other comprehensive income	4,852	(5,532)	(14,768)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	731	3,252	—
Tax effect of current period changes	(5,100)	12,916	(9,287)
Total changes, net of taxes	12,217	(29,840)	14,269
Reclassification of stranded tax effects to retained earnings	—	496	—
Balance at end of period	$(11,900)	$(24,117)	$5,227

NOTE 20 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and a capital restoration plan is required. At December 31, 2019, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Banc of California, Inc.
Total risk-based capital	$921,892	15.90%	$463,950	8.00%	N/A	N/A
Tier 1 risk-based capital	860,179	14.83%	347,963	6.00%	N/A	N/A
Common equity tier 1 capital	670,355	11.56%	260,972	4.50%	N/A	N/A
Tier 1 leverage	860,179	10.89%	315,825	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,007,762	17.46%	$461,843	8.00%	$577,304	10.00%
Tier 1 risk-based capital	946,049	16.39%	346,382	6.00%	461,843	8.00%
Common equity tier 1 capital	946,049	16.39%	259,787	4.50%	375,247	6.50%
Tier 1 leverage	946,049	12.02%	314,707	4.00%	393,383	5.00%
December 31, 2018
Banc of California, Inc.
Total risk-based capital	$977,342	13.71%	$570,368	8.00%	N/A	N/A
Tier 1 risk-based capital	910,528	12.77%	427,776	6.00%	N/A	N/A
Common equity tier 1 capital	679,400	9.53%	320,832	4.50%	N/A	N/A
Tier 1 leverage	910,528	8.95%	407,145	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,120,122	15.71%	$570,382	8.00%	$712,977	10.00%
Tier 1 risk-based capital	1,053,308	14.77%	427,786	6.00%	570,382	8.00%
Common equity tier 1 capital	1,053,308	14.77%	320,840	4.50%	463,435	6.50%
Tier 1 leverage	1,053,308	10.36%	406,694	4.00%	508,368	5.00%

Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. However, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital conservation buffer in order to avoid additional dividend restrictions. In addition to dividends on our preferred stock, we declared and paid dividends on our common stock of $0.13, $0.06, $0.06 and $0.06 per share for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. During April 2019, our Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share. The Bank paid dividends of $142.5 million to Banc of California, Inc. during the year ended December 31, 2019. On August 23, 2019, we completed the repurchase of Series D and E Series preferred stock for total consideration of $19.4 million and $26.6 million, respectively. In connection with these repurchases, the Bank paid a dividend of $88.5 million to Banc of California, Inc. Because the dividend exceeded the Bank’s eligible amount pursuant to applicable law, the dividend required OCC approval. Any other dividends from the Bank to the holding company in excess of the statutory eligible amount will require prior OCC approval.

NOTE 21 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships and qualified affordable housing partnerships, and held an interest in the SECT prior to the termination of the SECT. Refer to Note 1 for additional detail on variable interest entities.
Unconsolidated VIEs
Multifamily Securitization
During the third quarter of 2019, we transferred $573.5 million of multifamily loans, through a two-step process, to a third-party depositor which placed the multifamily loans into a third-party trust (a VIE) that issued structured pass-through certificates to investors. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860. We determined that we are not the primary beneficiary of this VIE as we do not have the power to direct the activities that will have the most significant economic impact on the entity. Our continuing involvement in this securitization is limited to customary obligations associated with the securitization of loans, including the obligation to cure, repurchase or substitute loans in the event of a material breach in representations. Additionally, we have the obligation to guarantee credit losses up to 12 percent of the aggregate unpaid principal balances at cut-off date of the securitization. This obligation is supported by a $68.8 million letter of credit between Freddie Mac and the FHLB.
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12 percent. We believe that the loss exposure on our multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At December 31, 2019, we have a $4.4 million repurchase liability related to this VIE which is available to absorb losses.
Alternative Energy Partnerships
We invest in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). These entities were formed to invest in newly installed residential and commercial solar leases and power purchase agreements. As a result of our investments, we have the right to certain investment tax credits and tax depreciation benefits (recognized on the flow through and income statement method in accordance with ASC 740), and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time.
While our interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, we have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As we are not the primary beneficiary, we did not consolidate the entities. We use the Hypothetical Liquidation at Book Value (HLBV) method to account for these investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned.
During the years ended December 31, 2019, 2018 and 2017, we funded $806 thousand, $0 and $55.4 million, respectively, and recognized a loss on investment of $1.7 million, $5.0 million and $30.8 million, respectively, through our HLBV application. As a result, the balance of our investments was $29.3 million and $29.0 million at December 31, 2019 and 2018.

During the year ended December 31, 2017, we completed the funding on one of our investments. While we had committed $100.0 million to the investment, the amount that was drawn down and funded by us was $62.8 million and the remaining $37.2 million of the commitment was canceled. During the three months ended June 30, 2018, we reached the completion deadline of a second investment. While we had committed $100.0 million to that investment, the amount that was drawn down and funded by us was $49.9 million, of which $1.0 million was unused and returned to us, and the remaining $50.1 million of commitment was canceled. During the year ended 2019, we funded $806 thousand of our $4.0 million aggregate funding commitment into a third alternative energy partnership.
From an income tax benefit perspective, we recognized investment tax credits of $3.4 million, $9.6 million and $38.2 million, as well as income tax benefits relating to the recognition of our loss through our HLBV application during the years ended December 31, 2019, 2018 and 2017, respectively.
The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the alternative energy partnerships as of the dates indicated:

	December 31,
($ in thousands)	2019	2018
Cash	$4,224	$3,012
Equipment, net of depreciation	248,920	259,464
Other assets	6,301	4,470
Total unconsolidated assets	$259,445	$266,946
Total unconsolidated liabilities	$7,143	$6,269
Maximum loss exposure	$32,525	$28,988

The maximum loss exposure that would be absorbed by us in the event that all of the assets in the alternative energy partnerships are deemed worthless is $32.5 million, which is our recorded investment amount at December 31, 2019.
We believe that the loss exposure on our investments is reduced considering our return on our investment is provided not only by the cash flows of the underlying client leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, the arrangements include a transition manager to support any transition of the solar company sponsor whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.), thereby further limiting our exposure.
Qualified Affordable Housing Partnerships
We invest in limited partnerships that operate qualified affordable housing projects. The returns on these investments are generated primarily through allocated Federal tax credits and other tax benefits. In addition, these investments contribute to our compliance with the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. Therefore, we do not consolidate these partnerships.
We funded $9.1 million, $4.1 million and $4.5 million into these partnerships during the years ended December 31, 2019, 2018 and 2017 and recognized proportional amortization expense of $3.5 million, $2.0 million and $1.4 million during the years ended December 31, 2019, 2018 and 2017. As a result, the balance of these investments was $36.5 million and $20.0 million at December 31, 2019 and 2018. As of December 31, 2019, we had funded $26.9 million of our $49.3 million aggregated funding commitments. We had an unfunded commitment of $22.4 million at December 31, 2019. From an income tax benefit perspective, we recognized low income housing tax credits of $2.4 million, $1.9 million and $849 thousand during the years ended December 31, 2019, 2018 and 2017. The maximum loss exposure that would be absorbed by us in the event that all of the assets in this investment are deemed worthless is $36.5 million, which is our recorded investment amount at December 31, 2019. The recorded investment amount is included in Other Assets on the Consolidated Statements of Financial Condition and the proportional amortization expense is recorded in Income Tax (Benefit) Expense on the Consolidated Statements of Operations.
As the investments in alternative energy partnerships and qualified affordable housing partnerships represent unconsolidated VIEs to us, the assets and liabilities of the investments themselves are not recorded on our statements of financial condition.

NOTE 22 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
($ in thousands, except per share data)	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Income from continuing operations	$23,535	$224	$23,759	$41,732	$415	$42,147	$53,136	$338	$53,474
Less: income allocated to participating securities	—	—	—	—	—	—	(309)	(2)	(311)
Less: participating securities dividends	(478)	(5)	(483)	(803)	(8)	(811)	(806)	(5)	(811)
Less: preferred stock dividends	(15,412)	(147)	(15,559)	(19,312)	(192)	(19,504)	(20,322)	(129)	(20,451)
Less: impact of preferred stock redemption	(5,045)	(48)	(5,093)	(2,284)	(23)	(2,307)	—	—	—
Income from continuing operations allocated to common stockholders	2,600	24	2,624	19,333	192	19,525	31,699	202	31,901
Income from discontinued operations	—	—	—	3,292	33	3,325	4,208	27	4,235
Net income allocated to common stockholders	$2,600	$24	$2,624	$22,625	$225	$22,850	$35,907	$229	$36,136
Weighted-average common shares outstanding	50,144,464	477,321	50,621,785	50,125,132	498,090	50,623,222	49,936,627	317,968	50,254,595
Add: Dilutive effects of restricted stock units	97,842	—	97,842	135,644	—	135,644	72,655	—	72,655
Add: Dilutive effects of stock options	5,324	—	5,324	39,036	—	39,036	159,734	—	159,734
Add: Dilutive effects of warrants	—	—	—	53,692	—	53,692	332,806	—	332,806
Average shares and dilutive common shares	50,247,630	477,321	50,724,951	50,353,504	498,090	50,851,594	50,501,822	317,968	50,819,790
Basic earnings per common share
Income from continuing operations	$0.05	$0.05	$0.05	$0.38	$0.38	$0.38	$0.64	$0.64	$0.64
Income from discontinued operations	—	—	—	0.07	0.07	0.07	0.08	0.08	0.08
Net income	$0.05	$0.05	$0.05	$0.45	$0.45	$0.45	$0.72	$0.72	$0.72
Diluted earnings per common share
Income from continuing operations	$0.05	$0.05	$0.05	$0.38	$0.38	$0.38	$0.63	$0.64	$0.63
Income from discontinued operations	—	—	—	0.07	0.07	0.07	0.08	0.08	0.08
Net income	$0.05	$0.05	$0.05	$0.45	$0.45	$0.45	$0.71	$0.72	$0.71

For the years ended December 31, 2019, 2018, and 2017, there were 710,082, 0, and 145,349 restricted stock units, respectively, and 16,165, 267,834 and 59,178 stock options, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 23 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
Some financial instruments such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet client financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments to extend credit are generally made for periods of 30 days or less.
The contractual amount of financial instruments with off-balance sheet risk was as follows for the dates indicated:

	December 31,
	2019		2018
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$473	$129,495	$2,167	$288,770
Unused lines of credit	703	1,049,632	1,514	1,119,158
Letters of credit	134	5,316	1,266	8,561

(1)	Included no commitments to extend credit related to discontinued operations at December 31, 2019 and 2018.

Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense and totaled $6.7 million for each of the years ended December 31, 2019 and 2018. As of December 31, 2019, the Bank has paid $20.8 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $7.4 million as of December 31, 2019, which was recognized as a prepaid asset and included in Other Assets in the Consolidated Statements of Financial Condition.
We had unfunded commitments of $22.4 million, $7.6 million, and $501 thousand for Affordable Housing Fund Investment, SBIC, and Other Investments at December 31, 2019.
NOTE 24 – RESTRUCTURING
During fiscal year 2019, we continued to implement our strategic objective to de-emphasize the production of low margin loan products through our exit from the third-party mortgage origination ("TPMO") and brokered single family lending business. We recognized restructuring costs of $4.3 million for the year ended December 31, 2019 associated with the exit from the TPMO and brokered single family lending business and CEO and CFO transition.
On June 26, 2018, we announced a 9 percent reduction in force to our workforce. In addition to reducing total staffing, we reduced the use of third party advisors during the third and fourth quarters of 2018, with each of these actions intended to align our cost structure with our focused commercial banking platform. The plan was fully completed during the fourth quarter of 2018. We incurred severance-related costs in 2018 of $4.4 million, pre-tax, related to this reduction in force.
In connection with the sale of our Banc Home Loans division in 2017, we restructured certain aspects of our infrastructure and back office operations by realigning back office staffing resulting in certain severance and other employee related costs including accelerated vesting of equity awards, and amending certain system contracts in order to improve our efficiency. These employees and systems primarily supported our mortgage banking activities. We recognized $9.1 million of total restructuring expense during the year ended December 31, 2017.
We had outstanding unpaid accrued liabilities of $1.2 million and $117 thousand at December 31, 2019 and 2018. The following table presents activities in accrued liabilities and related expenses for the restructuring as of and for the years ended December 31, 2019, 2018 and 2017:

	Expense
($ in thousands)	Continuing Operations	Discontinued Operations	Total	Accrued Liabilities
As of or For the Year Ended December 31, 2019
Balance at beginning of period				$117
Accrual:
Severance and other employee related costs	$4,263	$—	$4,263	4,263
Other restructuring expense	—	—	—	—
Total	$4,263	$—	$4,263	4,263
Payments:
Severance and other employee related costs				(3,176)
Other restructuring expense				—
Total				$(3,176)
Balance at end of period				$1,204

As of or For the Year Ended December 31, 2018
Balance at beginning of period				$202
Accrual:
Severance and other employee related costs	$4,431	$—	$4,431	4,431
Other restructuring expense	—	—	—	—
Total	$4,431	$—	$4,431	4,431
Payments:
Severance and other employee related costs				(4,516)
Other restructuring expense				—
Total				$(4,516)
Balance at end of period				$117

As of or For the Year Ended December 31, 2017
Balance at beginning of period				$—
Accrual:
Severance and other employee related costs	$5,326	$2,899	$8,225	8,225
Other restructuring expense	—	895	895	895
Total	$5,326	$3,794	$9,120	9,120
Payments:
Severance and other employee related costs				(8,023)
Other restructuring expense				(895)
Total				$(8,918)
Balance at end of period				$202

NOTE 25 - REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Noninterest Income
In scope of Topic 606
Deposit Service Fees	$2,414	$3,000	$2,947
Debit Card Fees	533	659	1,698
Investment Commissions	685	1,625	1,893
Other	340	320	31
Noninterest Income (in-scope of Topic 606)	3,972	5,604	6,569
Noninterest Income (out-of-scope of Topic 606)	8,144	18,311	38,101
Total Noninterest Income	$12,116	$23,915	$44,670

Noninterest income and expense considered to be within the scope of Topic 606 is discussed below.
Debit Card Fees
When clients use their debit cards to pay merchants for goods or services, we retain a fee from the funds collected from the related deposit account and transfer the remaining funds to the payment network for remittance to the merchant. The performance obligation to the merchant is satisfied and the fee is recognized at the point in time when the funds are collected and transferred to the payment network.
Investment Commissions
We act as an agent for a third party vendor that provides investment services and products to clients. Upon completion of a sale of investment services or products to a client, we receive a commission from the third party vendor. The performance obligation to the third party vendor is satisfied and the commission income is recognized at that point in time.
Deposit Service Fees
Service charges on deposit accounts consist of account analysis fees, monthly service fees, check orders, and other deposit related fees. Our performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, our performance obligation is satisfied, and related revenue recognized, at a point in time as incurred.
Other
Other noninterest income primarily consists of other recurring revenue streams from merchant referral commissions. Our performance obligation for merchant referral commissions is satisfied with the successful sale of services to those referred merchants, which is when the commission is received and the income is recognized.
Gains and Losses on Sales of OREO
All other noninterest expense includes gains or losses on sales of OREO. Our performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized. Gains or losses on sales of OREO are presented in Note 9 - Other Real Estate Owned.
We do not typically enter into long-term revenue contracts with clients. As of December 31, 2019 and 2018, we did not have any significant contract balances. As of December 31, 2019 and 2018, we did not capitalize any contract acquisition costs.
NOTE 26 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2019 and 2018, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2019, 2018, and 2017 are presented below:

Condensed Statements of Financial Condition

	December 31,
($ in thousands)	2019	2018
ASSETS
Cash and cash equivalents	$73,971	$25,256
Other assets	42,243	13,746
Investment in subsidiaries	994,600	1,088,658
Total assets	$1,110,814	$1,127,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, net	$173,421	$173,174
Accrued expenses and other liabilities	30,148	8,952
Stockholders’ equity	907,245	945,534
Total liabilities and stockholders’ equity	$1,110,814	$1,127,660

Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Income
Dividends from subsidiaries	$142,467	$94,250	$18,000
Other operating income	62	76	2,285
Total income	142,529	94,326	20,285
Expenses
Interest expense for notes payable and other borrowings	9,480	9,421	10,764
Provision for loan losses	—	—	13
Loss on investments in alternative energy partnerships, net	—	—	8,493
Other operating expense	3,311	19,507	37,201
Total expenses	12,791	28,928	56,471
Income (loss) before income taxes and (excess dividends) retained equity in undistributed earnings of subsidiaries	129,738	65,398	(36,186)
Income tax benefit	(3,670)	(9,017)	(31,453)
Income (loss) before (excess dividends) retained equity in undistributed earnings of subsidiaries	133,408	74,415	(4,733)
(Excess dividends) retained equity in undistributed earnings of subsidiaries	(109,649)	(28,943)	62,442
Net income	$23,759	$45,472	$57,709

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$23,759	$45,472	$57,709
Adjustments to reconcile net income to net cash provided by operating activities
(Excess dividends) retained equity in undistributed earnings of subsidiaries	109,649	28,943	(62,442)
Stock-based compensation expense	1,446	2,814	2,520
Amortization of debt issuance cost	247	233	247
Deferred income tax (benefit) expense	(86)	(30,188)	14,604
Loss on investments in alternative energy partnerships, net	—	—	8,493
Net change in other assets and liabilities	(2,095)	35,591	(12,957)
Net cash provided by operating activities	132,920	82,865	8,174
Cash flows from investing activities:
Purchase of investments	(5,000)	—	—
Investments in alternative energy partnerships	—	—	(3,712)
Net cash used in investing activities	(5,000)	—	(3,712)
Cash flows from financing activities:
Net (decrease) increase in other borrowings	—	—	(68,000)
Redemption of preferred stock	(46,396)	(40,250)	—
Payment of junior subordinated amortizing notes	—	—	(2,684)
Proceeds from exercise of stock options	—	—	2,043
Restricted stock surrendered due to employee tax liability	(1,023)	(2,366)	(6,824)
Dividend equivalents paid on stock appreciation rights	(483)	(810)	(810)
Dividends paid on common stock	(15,744)	(32,725)	(25,707)
Dividends paid on preferred stock	(15,559)	(21,954)	(20,451)
Net cash used in financing activities	(79,205)	(98,105)	(122,433)
Net change in cash and cash equivalents	48,715	(15,240)	(117,971)
Cash and cash equivalents at beginning of year	25,256	40,496	158,467
Cash and cash equivalents at end of year	$73,971	$25,256	$40,496
Supplemental disclosure of noncash activities:
Reclassification of stranded tax effects to retained earnings	$—	$496	$—

NOTE 27 – RELATED-PARTY TRANSACTIONS
General.
Certain of our executive officers and directors, and their related interests, are clients of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2019, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
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
Deposits from related parties and their affiliates amounted to $11.6 million and $11.1 million at December 31, 2019 and 2018. There are certain deposits described below, which are not included in the foregoing amounts.
Indemnification for Costs of Counsel for Current and Former Executive Officers and Directors in Connection with Special Committee Investigation, SEC Investigation and Related Matters. On November 3, 2016, in connection with an investigation by the Special Committee of our Board of Directors, our Board authorized and directed us to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to the investigation, and to advise them on their rights and obligations with respect to the investigation. At the direction of our Board, this indemnification, advancement and/or reimbursement is, to the extent applicable, subject to the indemnification agreement that each officer and director previously entered into with us, which includes an undertaking to repay any expenses advanced if it is ultimately determined that the officer or director was not entitled to indemnification under such agreements and applicable law. In addition, we are providing indemnification, advancement and/or reimbursement for costs related to (i) a formal order of investigation issued by the SEC on January 4, 2017 directed primarily at certain of the issues that the Special Committee reviewed and (ii) any related civil or administrative proceedings against the Company as well as officers currently or previously associated with the Company. On December 19, 2019, we were informed by SEC staff that they have concluded their investigation as to the Company, and they do not intend to recommend an enforcement action against the Company to the SEC.
During the year ended December 31, 2019, indemnification costs paid by us included $11.9 million incurred by our former Chair, President and Chief Executive Officer Steven A. Sugarman; $795 thousand jointly incurred by our former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and our former Chief Financial Officer James J. McKinney; $879 thousand incurred by our former General Counsel Emeritus John C. Grosvenor; and $180 thousand incurred by former Bank director Cynthia Abercrombie. Indemnification costs were paid on behalf of other current and former executive officers and directors in lesser amounts during the year ended December 31, 2019.
During the year ended December 31, 2018, indemnification costs paid by us included $854 thousand incurred by Company director Jonah F. Schnel and $854 thousand incurred by Company director Robert D. Sznewajs. Such costs also included $8.5 million incurred by Mr. Sugarman; $497 thousand incurred by our former Management Vice Chair Jeffrey T. Seabold; $400 thousand jointly incurred by Messrs. Turner and McKinney; $415 thousand incurred by Mr. Grosvenor; $292 thousand incurred by Ms. Abercrombie; $854 thousand incurred by former Company director Halle J. Benett and $854 thousand incurred by former Company director Jeffrey Karish. Indemnification costs were paid on behalf of other current and former executive officers and directors in lesser amounts during the year ended December 31, 2018.
During the year ended December 31, 2017 (excluding indemnification costs paid in January 2017), indemnification costs paid by us included $3.0 million incurred by Mr. Sugarman; $1.4 million incurred by Mr. Seabold; $631 thousand jointly incurred by Messrs. Turner and McKinney; $501 thousand incurred by Mr. Grosvenor; and $509 thousand incurred by former Company director Chad Brownstein. Indemnification costs were paid on behalf of other current and former executive officers and directors in lesser amounts during the year ended December 31, 2017.

NOTE 28 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. We continue to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. As of December 31, 2019, we accrued $20.2 million for various litigation filed against the Company and the Bank, including an accrual for $19.75 million related to the settlement of the securities litigation previously announced by us and described below. There is no expected impact to earnings as a result of the settlement, as the settlement payments will be paid directly by our insurance carriers and we have recorded an insurance receivable for $19.75 million related to this matter.
On October 28, 2019, we entered into a Stipulation of Settlement (“Settlement Stipulation”) with the lead plaintiff to settle class action lawsuits that were previously consolidated in the United District Court for the Central District of California (the “Court”) under the caption In re Banc of California Securities Litigation, Case No. SACV 17-00118 AG, consolidated with SACV 17-00138 AG. Under the terms of the Settlement Stipulation, our insurance carriers will pay $19.75 million, which will be distributed to shareholders who purchased our stock between April 15, 2016 and January 20, 2017, after payment of attorney’s fees and costs, to be determined by the Court. We will not be required to contribute any cash to the settlement payments. Pursuant to the settlement, the action against the Company will be dismissed with prejudice. Plaintiff will also dismiss with prejudice its claims against our former Chief Executive Officer and Chairman Steven Sugarman. While we do not believe the plaintiff’s claims are meritorious, we believe that ending the costs and distraction of the litigation is in the best interests of the Company and our shareholders. The settlement and the dismissals are subject to approval by the Court and meeting certain conditions, and there are no assurances that Court approval will be obtained or that those conditions will be satisfied. On December 4, 2019 the Court preliminarily approved the settlement. Members of the class have been provided notice and will have an opportunity to object or opt out. The Court has scheduled a fairness hearing on March 16, 2020 at which time the Court will determine whether the settlement shall be finally approved. The foregoing description of the settlement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the complete text of the settlement stipulation that will be filed with the Court.

NOTE 29 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents the unaudited quarterly results of operations for the year ended December 31, 2019:

	Three Months Ended,
($ in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income	$110,712	$104,040	$92,657	$83,702
Interest expense	42,904	39,260	33,742	27,042
Net interest income	67,808	64,780	58,915	56,660
Provision for (reversal of) loan losses	2,512	(1,987)	38,540	(2,678)
Noninterest income	6,295	(2,290)	3,181	4,930
Noninterest expense	61,835	43,587	43,307	47,185
Income (loss) from continuing operations before income taxes	9,756	20,890	(19,751)	17,083
Income tax expense (benefit)	2,719	4,308	(5,619)	2,811
Net income (loss)	7,037	16,582	(14,132)	14,272
Dividends on preferred stock	4,308	4,308	3,403	3,540
Income allocated to participating securities	—	271	—	224
Participating securities dividends	202	94	94	93
Impact of preferred stock redemption	—	—	5,093	—
Net income (loss) available to common stockholders	$2,527	$11,909	$(22,722)	$10,415
Basic earnings per common share
Net income (loss)	$0.05	$0.23	$(0.45)	$0.21
Diluted earnings per common share
Net income (loss)	$0.05	$0.23	$(0.45)	$0.20
Basic earnings per class B common share
Net income (loss)	$0.05	$0.23	$(0.45)	$0.21
Diluted earnings per class B common share
Net income (loss)	$0.05	$0.23	$(0.45)	$0.21

The following table presents the unaudited quarterly results of operations for the year ended December 31, 2018:

	Three Months Ended,
($ in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income	$98,707	$105,185	$107,774	$111,130
Interest expense	27,269	32,421	36,582	40,448
Net interest income	71,438	72,764	71,192	70,682
Provision for loan losses	19,499	2,653	1,410	6,653
Noninterest income	8,582	8,061	4,824	2,448
Noninterest expense	59,800	62,539	60,877	49,569
Income from continuing operations before income taxes	721	15,633	13,729	16,908
Income tax (benefit) expense	(6,353)	1,779	3,301	6,117
Income from continuing operations	7,074	13,854	10,428	10,791
Income from discontinued operations before income taxes	2,044	1,281	924	347
Income tax expense	560	355	256	100
Income from discontinued operations	1,484	926	668	247
Net income	8,558	14,780	11,096	11,038
Dividends on preferred stock	5,113	5,113	4,970	4,308
Income allocated to participating securities	203	203	202	203
Participating securities dividends	—	86	—	—
Impact of preferred stock redemption	—	—	2,307	—
Net income available to common stockholders	$3,242	$9,378	$3,617	$6,527
Basic earnings per common share
Income from continuing operations	$0.03	$0.17	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.19	$0.07	$0.13
Diluted earnings per common share
Income from continuing operations	$0.03	$0.16	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.18	$0.07	$0.13
Basic earnings per class B common share
Income from continuing operations	$0.03	$0.17	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.19	$0.07	$0.13
Diluted earnings per class B common share
Income from continuing operations	$0.03	$0.17	$0.06	$0.12
Income from discontinued operations	0.03	0.02	0.01	0.01
Net income	$0.06	$0.19	$0.07	$0.13

NOTE 30 – SUBSEQUENT EVENTS
On February 10, 2020, we announced that our Board of Directors had declared a quarterly cash dividend of $0.06 per share on its outstanding common stock. The dividend will be payable on April 1, 2020 to stockholders of record as of March 16, 2020. We also announced that our Board of Directors has authorized the repurchase of up to $45 million of the Company’s common stock.
We evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized on the Consolidated Financial Statements as of December 31, 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act)) as of December 31, 2019 was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and other members of our senior management. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Our Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ours; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of ours are being made only in accordance with authorizations of management and directors of ours; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria established in our Internal Control-Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP (EY), an independent registered public accounting firm, as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Banc of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Banc of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Our Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP
Irvine, California
March 2, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Audit Committee and Audit Committee Financial Experts. Information concerning the audit committee of our Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Code of Ethics. We adopted a written Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Business Conduct and Ethics applies to all of our directors, officers and employees. A full text of the Code is available on our website at www.bancofcal.com, by clicking "About Us," then "Investor Relations," then "Corporate Overview" and then "Governance Documents."
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Nomination Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for oir 2020 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(1)
Equity compensation plans approved by security holders	1,621,533	$11.69	3,674,033
Equity compensation plans not approved by security holders	—	$—	—

(1)
The 2018 Omnibus Plan, which is the only equity compensation plan approved by our stockholders under which awards could be made as of December 31, 2019, provides that the maximum number of shares that are available for awards is 4,417,882.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1)     Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

2.1
Asset Purchase Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc., filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.

2.2
Bulk Servicing Rights Purchase and Sale Agreement, dated February 28, 2017, by and between Banc of California, N. A. and Caliber Home Loans, Inc., filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 5, 2017 and incorporated herein by reference.

3.1	Second Articles of Restatement of the charter of the Registrant, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.

3.2	Fifth Amended and Restated Bylaws of the Registrant, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.

4.1
Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010, filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

4.2
Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

4.3
Second Supplemental Indenture, dated as of April 6, 2015, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 5.25% Senior Notes due April 15, 2025 and form of 5.25% Senior Notes due April 15, 2025, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

4.4
Deposit Agreement, dated as of April 8, 2015, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

4.5
Deposit Agreement, dated as of February 8, 2016, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

4.6	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1
Employment Agreement, dated as of March 4, 2019, by and among the Registrant, Banc of California, N.A. and Jared Wolff, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 6, 2019 and incorporated herein by reference.

10.2	Employment Agreement, dated as of November 13, 2019, by and among the Registrant, Banc of California, N.A. and Lynn Hopkins

10.3
Employment Agreement, dated as of April 24, 2017, by and among the Registrant, Banc of California, N.A. and Douglas H. Bowers, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference.

10.3A
Separation Agreement and General Release, dated as of March 4, 2019, by and between the Registrant and Douglas H. Bowers, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 6, 2019 and incorporated herein by reference.

10.4
Employment Agreement, dated as of August 30 2017, by and between the Registrant and John A. Bogler, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

10.5
Separation Agreement, dated as of May 1. 2019, by and among the Registrant, Banc of California, N.A. and Angelee Harris, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference.

10.6
Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

10.6A
First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.6B
Compensation arrangement, dated March 8, 2018, by and among Registrant, Banc of California, National Association, and Hugh F. Boyle, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

10.7	Registrant’s 2011 Omnibus Incentive Plan, filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

10.7A
Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan, filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

10.16A
Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

10.16B
Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

10.16C
Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.16D
Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.16E
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

10.16F
Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

10.16G
Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

10.16H
Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

10.17	Registrant’s 2018 Omnibus Stock Incentive Plan, included as an appendix to the Registrant’s definitive proxy statement filed on April 19, 2018 and incorporated herein by reference.

10.17A
Form of Incentive Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17B
Form of Performance-Based Incentive Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17C
Form of Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17D
Form of Performance-Based Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17E
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17F
Form of Restricted Stock Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17G
Form of Performance-Based Restricted Stock Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17H
Form of Restricted Stock Agreement for Non-Employee Directors under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17I
Form of Restricted Stock Unit Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17J
Form of Performance Unit Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17K
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.18
Form Director and Executive Officer Indemnification Agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.19
Common Stock Purchase Agreement, dated as of August 3, 2016, by and between the Registrant and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated herein by reference.

10.20
Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

10.21
Cooperation Agreement, dated as of March 13, 2017, by and between the Registrant and Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. I, Legion Partners Special Opportunities, L.P. V, Legion Partners, LLC, Legion Partners Holdings, LLC, Bradley S. Vizi, Christopher S. Kiper and Raymond White, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 14, 2017 and incorporated herein by reference.

21.0	Subsidiaries of the Registrant

23.0	Consent of Ernst & Young LLP

23.1	Consent of KPMG LLP

24.0	Power of Attorney, included on signatory pages of this report.

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification

101.0
The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: March 2, 2020	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer
(Duly Authorized Representative)
POWER OF ATTORNEY
We, the undersigned officers and directors of BANC OF CALIFORNIA, INC., hereby severally and individually constitute and appoint Jared Wolff and Lynn Hopkins, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2020	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer/Director (Principal Executive Officer)

Date: March 2, 2020	/s/ Lynn Hopkins
Lynn Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2020	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer and Director of Treasury (Principal Accounting Officer)

Date: March 2, 2020	/s/ Robert D. Sznewajs
Robert D. Sznewajs, Chairman of the Board of Directors

Date: March 2, 2020	/s/ James A. "Conan" Barker
James A. "Conan" Barker, Director

Date: March 2, 2020	/s/ Mary A. Curran
Mary A. Curran, Director

Date: March 2, 2020	/s/ Barbara Fallon-Walsh
Barbara Fallon-Walsh, Director

Date: March 2, 2020	/s/ Bonnie G. Hill
Bonnie G. Hill, Director

Date: March 2, 2020	/s/ Richard J. Lashley
Richard J. Lashley, Director

Date: March 2, 2020	/s/ Jonah F. Schnel
Jonah F. Schnel, Director

Date: March 2, 2020	/s/ Andrew Thau
Andrew Thau, Director

Date: March 2, 2020	/s/ W. Kirk Wycoff
W. Kirk Wycoff, Director