Form 10-Q
period 2020-03-31
BANC OF CALIFORNIA, INC.
filed 2020-05-11
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 6, 2020, the registrant had outstanding 49,680,697 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2020

Forward-Looking Statements
When used in this report and in public stockholder communications, in other documents of Banc of California, Inc. (the Company, we, us and our) filed with or furnished to the Securities and Exchange Commission (the SEC), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items of Banc of California Inc. and its affiliates (the "Company", "we", "us" or "our"), as well as the potential effects of the COVID-19 pandemic on the Company’s business, operations, financial performance and prospects. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	the costs and effects of litigation, including legal fees and other expenses, settlements and judgments;

ii.
the effect of the novel coronavirus (COVID-19) pandemic and steps taken by governmental and other authorities to contain, mitigate, and combat the pandemic on our business, operations, financial performance and prospects;

iii.
the risk that the benefits we realize from exiting the third party mortgage origination and brokered single-family residential lending business will be less than anticipated and that the costs we incur from exiting that business will be greater than anticipated;

iv.	the risk that we will not be successful in the implementation of our capital utilization strategy and our other strategies for transitioning to a traditional community bank;

v.
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

vi.
the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for credit losses not being adequate and require us to materially increase our credit loss reserves;

vii.	fluctuations in the demand for loans and fluctuations in commercial and residential real estate values in our market area;

viii.
the new accounting standard adopted by the Financial Accounting Standards Board, referred to as Current Expected Credit Loss, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses;

ix.	the quality and composition of our securities portfolio, particularly the credit risks within our collateralized loan obligation investment portfolio and other asset classes;

x.	errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;

xi.	changes in general economic conditions, either nationally or in our market areas, or changes in financial markets;

xii.
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

xiv.
results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, any of which could adversely affect our liquidity and earnings;

xv.
legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes;

xvi.	our ability to control operating costs and expenses;

xvii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xviii.	the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;

xix.	failures or security breaches with respect to the network and computer systems on which we depend;

xx.	our ability to attract and retain key members of our senior management team;

xxi.	increased competitive pressures among financial services companies;

xxii.	changes in consumer spending, borrowing and saving habits;

xxiii.	the effects of severe weather, natural disasters, pandemics, acts of war or terrorism and other external events on our business;

xxiv.	the ability of key third-party providers to perform their obligations to us;

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
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and under “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Further, statements about the potential effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our clients, third parties and us.
We undertake no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$28,491	$28,890
Interest-earning deposits in financial institutions	407,501	344,582
Total cash and cash equivalents	435,992	373,472
Securities available-for-sale, at fair value	969,427	912,580
Loans held-for-sale, carried at fair value	20,234	22,642
Loans receivable	5,667,464	5,951,885
Allowance for credit losses - loans	(78,243)	(57,649)
Loans receivable, net	5,589,221	5,894,236
Federal Home Loan Bank and other bank stock, at cost	57,237	59,420
Premises, equipment, net	127,379	128,021
Bank owned life insurance	110,397	109,819
Operating lease right-of-use-assets	20,882	22,540
Investments in alternative energy partnerships, net	27,347	29,300
Deferred income taxes, net	63,849	44,906
Income tax receivable	7,198	4,233
Goodwill	37,144	37,144
Other intangible assets, net	3,722	4,151
Other assets	192,578	185,946
Total assets	$7,662,607	$7,828,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,256,081	$1,088,516
Interest-bearing deposits	4,306,757	4,338,651
Total deposits	5,562,838	5,427,167
Federal Home Loan Bank advances	978,000	1,195,000
Long term debt, net	173,479	173,421
Reserve for loss on repurchased loans	5,601	6,201
Operating lease liabilities	22,075	23,692
Accrued expenses and other liabilities	85,612	95,684
Total liabilities	6,827,605	6,921,165
Commitments and contingent liabilities
Preferred stock	187,687	189,825
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 52,004,041 shares issued and 49,593,077 shares outstanding at March 31, 2020; 51,997,061 shares issued and 50,413,681 shares outstanding at December 31, 2019	520	520
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at March 31, 2020 and at December 31, 2019	5	5
Additional paid-in capital	631,125	629,848
Retained earnings	110,640	127,733
Treasury stock, at cost (2,410,964 and 1,583,380 shares at March 31, 2020 and December 31, 2019)	(40,827)	(28,786)
Accumulated other comprehensive loss, net	(54,148)	(11,900)
Total stockholders’ equity	835,002	907,245
Total liabilities and stockholders’ equity	$7,662,607	$7,828,410
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Interest and dividend income
Loans, including fees	$65,534	$73,930	$90,558
Securities	7,820	7,812	17,841
Other interest-earning assets	1,360	1,960	2,313
Total interest and dividend income	74,714	83,702	110,712
Interest expense
Deposits	14,611	18,247	31,443
Federal Home Loan Bank advances	5,883	6,396	9,081
Securities sold under repurchase agreements	—	15	18
Long term debt and other interest-bearing liabilities	2,359	2,384	2,362
Total interest expense	22,853	27,042	42,904
Net interest income	51,861	56,660	67,808
Provision for (reversal of) credit losses	15,761	(2,976)	2,098
Net interest income after provision for credit losses	36,100	59,636	65,710
Noninterest income
Customer service fees	1,096	1,451	1,515
Loan servicing income	75	312	118
Income from bank owned life insurance	578	599	525
Net gain on sale of securities available-for-sale	—	3	208
Fair value adjustment for loans held for sale	(1,586)	30	1
Net (loss) gain on sale of loans	(27)	(863)	1,552
Other income	1,925	3,398	2,376
Total noninterest income	2,061	4,930	6,295
Noninterest expense
Salaries and employee benefits	23,436	24,036	28,439
Occupancy and equipment	7,243	7,900	7,686
Professional fees	5,964	2,611	11,041
Outside service fees	362	285	403
Data processing	1,773	1,684	1,496
Advertising and promotion	1,756	2,227	2,057
Regulatory assessments	484	1,854	2,482
Loss on investments in alternative energy partnerships	1,905	1,039	1,950
Reversal of provision for loan repurchases	(600)	(360)	(116)
Amortization of intangible assets	429	454	620
Restructuring expense	—	1,626	2,795
All other expense	4,167	4,127	3,396
Total noninterest expense	46,919	47,483	62,249
(Loss) income from operations before income taxes	(8,758)	17,083	9,756
Income tax (benefit) expense	(2,165)	2,811	2,719
Net (loss) income	(6,593)	14,272	7,037
Preferred stock dividends	3,533	3,540	4,308
Income allocated to participating securities	—	224	—
Participating securities dividends	94	93	202
Impact of preferred stock redemption	(526)	—	—
Net (loss) income available to common stockholders	$(9,694)	$10,415	$2,527
(Loss) earnings per common share:
Basic	$(0.19)	$0.21	$0.05
Diluted	$(0.19)	$0.20	$0.05
(Loss) earnings per class B common share:
Basic	$(0.19)	$0.21	$0.05
Diluted	$(0.19)	$0.21	$0.05
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Net (loss) income	$(6,593)	$14,272	$7,037
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(42,248)	(2,317)	6,173
Reclassification adjustment for OTTI loss included in net (loss) income	—	(10)	—
Reclassification adjustment for loss (gain) included in net (loss) income	—	(2)	(147)
Total change in unrealized (loss) gain on available-for-sale securities	(42,248)	(2,329)	6,026
Total other comprehensive (loss) income	(42,248)	(2,329)	6,026
Comprehensive (loss) income	$(48,841)	$11,943	$13,063
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)	$945,534
Comprehensive income:
Net income	—	—	—	—	7,037	—	—	7,037
Other comprehensive income, net	—	—	—	—	—	—	6,026	6,026
Share-based compensation expense	—	—	—	853	—	—	—	853
Restricted stock surrendered due to employee tax liability	—	—	—	(79)	—	—	—	(79)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(50)	—	—	(50)
Stock appreciation right dividend equivalents	—	—	—	—	(202)	—	—	(202)
Dividends declared ($0.13 per common share)	—	—	—	—	(6,486)	—	—	(6,486)
Preferred stock dividends	—	—	—	—	(4,308)	—	—	(4,308)
Balance at March 31, 2019	$231,128	$518	$5	$626,608	$136,943	$(28,786)	$(18,091)	$948,325

Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)	$(11,900)	$907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive loss:
Net loss	—	—	—	—	(6,593)	—	—	(6,593)
Other comprehensive loss, net	—	—	—	—	—	—	(42,248)	(42,248)
Redemption of preferred stock	(2,138)	—	—	—	526	—	—	(1,612)
Purchase of 827,584 shares of treasury stock	—	—	—	—	—	(12,041)	—	(12,041)
Share-based compensation expense	—	—	—	1,576	—	—	—	1,576
Restricted stock surrendered due to employee tax liability	—	—	—	(299)	—	—	—	(299)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(19)	—	—	(19)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(2,877)	—	—	(2,877)
Preferred stock dividends	—	—	—	—	(3,533)	—	—	(3,533)
Balance at March 31, 2020	$187,687	$520	$5	$631,125	$110,640	$(40,827)	$(54,148)	$835,002
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,593)	$7,037
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for credit losses	15,761	2,098
Reversal of provision for loan repurchases	(600)	(116)
Depreciation on premises and equipment	4,524	2,683
Amortization of intangible assets	429	620
Amortization of debt issuance costs	58	29
Net amortization of premium on securities	77	286
Net amortization of deferred loan costs and fees	587	289
Accretion of discounts on purchased loans	(8)	(97)
Deferred income tax expense	573	1,785
Bank owned life insurance income	(578)	(525)
Share-based compensation expense	1,576	853
Loss on interest rate swaps	182	98
Loss on investments in alternative energy partnerships and affordable housing investments	3,052	2,587
Impairment on capitalized software projects	157	38
Fair value adjustment for loans held for sale	1,586	(1)
Net loss (gain) on sale of loans	27	(1,552)
Net gain on sale of securities available for sale	—	(208)
Loss on sale or disposal of property and equipment	106	4
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	822	2,139
Change in accrued interest receivable and other assets	(5,865)	(4,864)
Change in accrued interest payable and other liabilities	(8,824)	5,353
Net cash provided by operating activities	7,049	18,536

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	502,606
Proceeds from maturities and calls of securities available-for-sale	30,000	19,078
Proceeds from principal repayments of securities available-for-sale	602	7,969
Purchases of securities available-for-sale	(147,410)	—
Loan originations and principal collections, net	282,116	(100,702)
Redemption of Federal Home Loan Bank stock	11,490	23,341
Purchase of Federal Home Loan Bank and other bank stock	(9,307)	(11,041)
Proceeds from sale of loans	—	245,013
Proceeds from sale of other real estate owned	—	489
Purchases of premises and equipment	(2,487)	(3,748)
Payments of capital lease obligations	(134)	(86)
Funding of equity investment	(4,437)	(574)
Increase in investments in alternative energy partnerships	(3,177)	—
Net cash provided by investing activities	157,256	682,345

Cash flows from financing activities:
Net increase (decrease) in deposits	135,671	(191,712)
Net decrease in short-term Federal Home Loan Bank advances	(193,000)	(585,000)
Repayment of long-term Federal Home Loan Bank advances	(24,000)	—
Redemption of preferred stock	(1,612)	—
Purchase of treasury stock	(12,041)	—
Purchase of restricted stock surrendered due to employee tax liability	(299)	(79)
Dividend equivalents paid on stock appreciation rights	(94)	(202)
Dividends paid on preferred stock	(3,533)	(4,308)
Dividends paid on common stock	(2,877)	(6,467)
Net cash used in financing activities	(101,785)	(787,768)
Net change in cash and cash equivalents	62,520	(86,887)
Cash and cash equivalents at beginning of period	373,472	391,592
Cash and cash equivalents at end of period	$435,992	$304,705

Supplemental cash flow information
Interest paid on deposits and borrowed funds	20,331	39,436
Income taxes paid	—	2,372

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	—	276
Transfer of loans held-for-investment to loans held-for-sale	—	243,364
Equipment acquired under capital leases	30	30
Operating lease right of use assets recognized	—	26,365
Operating lease liabilities recognized	—	27,766
Impact of adoption of ASU 2016-13 on retained earnings	(4,503)	—
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 31 full-service branches located throughout Southern California as of March 31, 2020.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by us with the SEC. The December 31, 2019 consolidated statements of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation, including showing the unrealized fair value adjustment for loans held for sale separate from the realized net (loss) gain on sale of loans in the statement of operations..
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 and December 31, 2019. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Adopted Accounting Pronouncements:
On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326) (ASU 2016-13), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (CECL) and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In addition, ASU 2016-13 modifies the other-than-temporary impairment (OTTI) model for available-for-sale (AFS) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.
We adopted ASU 2016-13 using the modified retrospective method for our financial assets measured at cost, including loans receivable and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2020 are reported under ASU 2016-13 (or Accounting Standards Codification 326), while prior period results continue to be reported under the previously applicable GAAP. The adoption of ASU 2016-13 on January 1, 2020 resulted in an increase of $6.4 million to our allowance for credit losses and an after-tax net decrease in retained earnings of $4.5 million. This transition adjustment reflects the development of our models to estimate lifetime expected credit losses on our loans, unfunded commitments and other off-balance sheet credit exposure primarily using a lifetime loss methodology.
The following table presents the impact of adopting ASU 2016-13 on January 1, 2020:

($ in thousands)	As Reported Under ASC 326	Pre- ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses - loans
Commercial:
Commercial and industrial	$23,015	$22,353	$662
Commercial real estate	10,788	5,941	4,847
Multi-family	13,214	11,405	1,809
SBA	3,508	3,120	388
Construction	4,009	3,906	103
Consumer:
Single family residential mortgage	10,066	10,486	(420)
Other consumer	658	438	220
Total	65,258	57,649	7,609

Liabilities:
Allowance for credit losses - unfunded loan commitments	$2,838	$4,064	$(1,226)

Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, except for the accounting for loans and the allowance for credit losses, the allowance for credit losses on unfunded loan commitments, troubled debt restructurings and available-for-sale debt securities as described below.
Allowance for Credit Losses (ACL): The ACL is a reserve established through a provision for credit loss expense, and represents management’s best estimate of the net amount expected to be collected from loans receivable as of the date of the consolidated statements of financial condition. Confirmed losses are charged against the ACL. Subsequent recoveries, if any, are credited to the ACL. We perform an analysis of the adequacy of the ACL at least quarterly. Management estimates the required ACL balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The ACL consists of; (i) a specific allowance established for probable losses on individually identified impaired loans, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the life of loan; and (iii) a qualitative allowance to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of our underwriting and other credit-related processes and other credit risk factors such as concentration risk. Accrued interest is excluded from our expected credit loss estimates.
Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments as appropriate. The contractual term excludes expected extensions and renewals unless those extension or renewal options are included in the underlying contract and we do not have the ability to unconditionally cancel. The contractual term also excludes expected modifications, unless management has a reasonable expectation at the reporting period that a troubled debt restructuring will be executed.
A loan is deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure expected credit losses on all impaired loans individually under the guidance of ASC 326, Receivables, primarily through the evaluation of collateral values and estimated cash flows expected to be collected. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Loans for which the terms have been modified by granting a concession that normally would not be provided and where the borrower is experiencing financial difficulties are considered TDRs and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The impairment amount on a collateral dependent loan is generally charged-off to the ACL, and the impairment amount on a loan that is not collateral dependent is set-up as a specific reserve. TDRs are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. For TDRs that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the ACL.
At March 31, 2020, the following loan portfolio segments have been identified:

•	Commercial and industrial (general commercial and industrial, warehouse lending, and indirect/direct leveraged lending)

•	Commercial real estate

•	Multifamily

•	SBA

•	Construction

•	SFR - 1st deeds of trust (generally SFR mortgage and other)

•	Other consumer (HELOC and other)
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their obligations such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.
Loans secured by multifamily and commercial real estate properties generally involve a greater degree of credit risk than SFR mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial and industrial loans are also considered to have a greater degree of credit risk than SFR mortgage loans due to the fact commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA loans are similar to commercial and industrial loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150 thousand and 75% of the loan amount for loans of more than $150 thousand. SBA loans originated as part of the Payment Protection Program implemented by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) have additional credit enhancement provided by the U.S. Small Business Administration for up to 100% of the loan amount. As of March 31, 2020, there were no PPP loans. The availability of funds for the repayment of financing may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer loans may entail greater risk than SFR mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
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
On interest only loans, we project future payment changes to determine if there will be a material increase in the required payment and then monitor the loans for possible delinquency. Individual loans are monitored for possible downgrading of risk rating.
Troubled Debt Restructurings: A loan is identified as a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties, we grant a concession to the borrower in the restructuring that we would not otherwise consider. We have granted a concession when, as a result of the restructuring to a troubled borrower, we do not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.
Our policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance under the restructured terms of the loan for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is our policy to continue to base our measure of loan impairment on the contractual terms specified by the loan agreement.
Troubled Debt Restructuring (TDR) Relief: Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking agencies have provided relief from TDR accounting. The main benefits of TDR relief include a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; aging of the loans is frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and the loans are generally not reported as non-accrual during the modification period.
Reserve for Unfunded Loan Commitments: The reserve for unfunded loan commitments provides for estimated credit losses for the unused portion of lending commitments expected to be funded, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. The reserve for unfunded loan commitments includes factors that are consistent with ACL methodology for loans using the expected loss factors and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded loan commitments are reported as a component of provision for credit losses in the consolidated statements of operations and the reserve for unfunded loan commitments is included in other liabilities in the consolidated statements of financial condition.
Available-for-Sale Debt Securities: Available-for-sale debt securities are analyzed for credit losses under ASC 326, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses is established for losses on available-for-sale debt securities due to credit losses and are reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The ACL, reserve for loss on repurchased loans, reserve for unfunded loan commitments, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking and other derivatives, Hypothetical Liquidation at Book Value (HLBV) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Recent Accounting Guidance, Not Yet Effective: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The amendments in this Update simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and add guidance to reduce the complexity of applying Topic 740. This ASU will be effective for fiscal years, and interim periods within those fiscal years, and interim periods within those fiscal years, beginning after beginning after December 15, 2020. We will adopt this guidance on January 1, 2021. We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant topic or industry subtopic within the codification that contains the guidance that otherwise would be required to be applied. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are in the process of evaluating the potential impact the discontinuation of LIBOR will have on our contracts and expect to elect the optional expedients and exceptions set forth in the amendments.

NOTE 2 – FAIR VALUES OF FINANCIAL INSTRUMENTS
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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at March 31, 2020 or December 31, 2019.
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
Foreign Exchange Contracts.
We offer short-term foreign exchange contracts to its customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products, we also enter into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow us to offer its customers foreign exchange products while minimizing its exposure to foreign exchange rate fluctuations. The fair value of these instruments is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and resulted in no adjustments to the valuation of the short-term foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of these contracts is classified as Level 2.
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$104,021	$—	$104,021	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	139,419	—	139,419	—
Municipal securities	54,385	—	54,385	—
Non-agency residential mortgage-backed securities	160	—	160	—
Collateralized loan obligations	623,571	—	623,571	—
Corporate debt securities	47,871	—	47,871	—
Loans held-for-sale, carried at fair value	20,234	—	3,107	17,127
Derivative assets:
Interest rate swaps and caps (1)	8,242	—	8,242	—
Foreign exchange contracts (1)	369	—	369	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	8,881	—	8,881	—
Foreign exchange contracts (2)	182	—	182	—

December 31, 2019
Assets
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$36,456	$—	$36,456	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,299	—	91,299	—
Municipal securities	52,689	—	52,689	—
Non-agency residential mortgage-backed securities	196	—	196	—
Collateralized loan obligations	718,361	—	718,361	—
Corporate debt securities	13,579	—	13,579	—
Loans held-for-sale, carried at fair value	22,642	—	3,409	19,233
Derivative assets:
Interest rate swaps and caps (1)	3,445	—	3,445	—
Foreign exchange contracts (1)	138	—	138	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	3,717	—	3,717	—
Foreign exchange contracts (2)	136	—	136	—

(1)	Included in Other assets in the Consolidated Statements of Financial Condition.

(2)	Included in Accrued expenses and Other liabilities in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Loans repurchased from GNMA Loan Pools
Balance at beginning of period	$19,233	$25,040
Total (losses) gains (realized/unrealized):
Included in earnings—fair value adjustment	(1,391)	3
Additions	—	—
Sales, settlements, and other	(715)	(1,974)
Balance at end of period	$17,127	$23,069

Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $19.1 million and $19.8 million as of March 31, 2020 and December 31, 2019. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at March 31, 2020 and December 31, 2019 included an expected loss rate of 1.55 percent for insured loans and 20.00 percent for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: We elected the fair value option for certain SFR mortgage loans held-for-sale. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. We also elected to record loans repurchased from GNMA at fair value, as we intend to sell them after curing any defects and, accordingly, they are classified as held-for-sale. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists and typically are repurchased by us. To the extent loans are subject to a repurchase option and not repurchased, the loans are re-recognized at fair value and offset by a secured borrowing, as the loans are still legally owned by GNMA. As of March 31, 2020 and December 31, 2019, there are no loans subject to such repurchase option and accordingly no related secured borrowings.
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	March 31, 2020			December 31, 2019
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value:
Total loans	$20,234	$22,675	$(2,441)	$22,642	$23,455	$(813)
Non-accrual loans (1)	5,795	6,901	(1,106)	8,125	8,370	(245)

(1)	Includes loans guaranteed by the U.S. government of $4.5 million and $6.7 million, respectively, at March 31, 2020 and December 31, 2019.

There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of March 31, 2020 and December 31, 2019.
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

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net (losses) gains from fair value changes:
Fair value adjustment for loans held for sale	$(1,586)	$1

Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in interest income on loans, including fees in the consolidated statements of operations.
Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans: The fair value of impaired loans with specific allocations of the ACL based on collateral is generally based on recent real estate appraisals and automated valuation models (AVMs). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets
Impaired loans:
Commercial and industrial	$18,275	$—	$—	$18,275
SBA	3,866	—	—	3,866

December 31, 2019
Assets
Impaired loans:
Single family residential mortgage	$3,678	$—	$—	$3,678
Commercial and industrial	15,409	—	—	15,409
SBA	1,711	—	—	1,711

The following table presents the losses recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Impaired loans:
Single family residential mortgage	$(553)	$(490)
Commercial and industrial	(965)	—
SBA	(112)	(54)
Other consumer	—	(88)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2020
Financial assets
Cash and cash equivalents	$435,992	$435,992	$—	$—	$435,992
Securities available-for-sale	969,427	—	969,427	—	969,427
Federal Home Loan Bank and other bank stock	57,237	—	57,237	—	57,237
Loans held-for-sale, carried at fair value	20,234	—	3,107	17,127	20,234
Loans receivable, net of allowance for loan losses	5,589,221	—	—	5,711,245	5,711,245
Accrued interest receivable	24,639	24,639	—	—	24,639
Derivative assets	8,611	—	8,611	—	8,611
Financial liabilities
Deposits	5,562,838	—	—	5,570,289	5,570,289
Advances from Federal Home Loan Bank	978,000	—	1,023,811	—	1,023,811
Long term debt	173,479	—	184,104	—	184,104
Derivative liabilities	9,063	—	9,063	—	9,063
Accrued interest payable	7,210	7,210	—	—	7,210

December 31, 2019
Financial assets
Cash and cash equivalents	$373,472	$373,472	$—	$—	$373,472
Securities available-for-sale	912,580	—	912,580	—	912,580
Federal Home Loan Bank and other bank stock	59,420	—	59,420	—	59,420
Loans held-for-sale	22,642	—	3,409	19,233	22,642
Loans receivable, net of allowance for credit losses	5,894,236	—	—	5,894,732	5,894,732
Accrued interest receivable	24,523	24,523	—	—	24,523
Derivative assets	3,583	—	3,583	—	3,583
Financial liabilities
Deposits	5,427,167	—	—	5,430,536	5,430,536
Advances from Federal Home Loan Bank	1,195,000	—	1,222,709	—	1,222,709
Long-term debt	173,421	—	180,213	—	180,213
Derivative liabilities	3,853	—	3,853	—	3,853
Accrued interest payable	4,687	4,687	—	—	4,687

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$100,971	$3,050	$—	$104,021
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	140,797	299	(1,677)	139,419
Municipal securities	52,985	1,400	—	54,385
Non-agency residential mortgage-backed securities	163	—	(3)	160
Collateralized loan obligations	703,605	—	(80,034)	623,571
Corporate debt securities	47,658	586	(373)	47,871
Total securities available-for-sale	$1,046,179	$5,335	$(82,087)	$969,427
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$37,613	$—	$(1,157)	$36,456
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,543	16	(260)	91,299
Municipal securities	52,997	51	(359)	52,689
Non-agency residential mortgage-backed securities	191	5	—	196
Collateralized loan obligations	733,605	—	(15,244)	718,361
Corporate debt securities	13,500	79	—	13,579
Total securities available-for-sale	$929,449	$151	$(17,020)	$912,580

At March 31, 2020, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of March 31, 2020. Accrued interest receivable on debt securities available-for-sale totaled $5.7 million and $5.6 million at March 31, 2020 and December 31, 2019, and is included within other assets in the accompanying consolidated balance sheets. This amount is excluded from the estimate of expected credit losses.
At March 31, 2020 and December 31, 2019, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Gross realized gains on sales and calls of securities available-for-sale	$—	$208
Gross realized losses on sales and calls of securities available-for-sale	—	—
Net realized gains on sales and calls of securities available-for-sale	$—	$208
Proceeds from sales and calls of securities available-for-sale	$30,000	$521,684

Investment securities with carrying values of $39.9 million and $44.0 million as of March 31, 2020 and December 31, 2019 were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$104,520	$(1,677)	$—	$—	$104,520	$(1,677)
Non-agency residential mortgage-backed securities	160	(3)	—	—	160	(3)
Collateralized loan obligations	58,887	(6,113)	564,684	(73,921)	623,571	(80,034)
Corporate debt securities	17,045	(373)	—	—	17,045	(373)
Total securities available-for-sale	$180,612	$(8,166)	$564,684	$(73,921)	$745,296	$(82,087)

December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$35,872	$(1,157)	$—	$—	$35,872	$(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	73,379	(260)	—	—	73,379	(260)
Municipal securities	31,723	(359)	—	—	31,723	(359)
Collateralized loan obligations	49,553	(447)	668,808	(14,797)	718,361	(15,244)
Total securities available-for-sale	$190,527	$(2,223)	$668,808	$(14,797)	$859,335	$(17,020)
At March 31, 2020, our securities available-for-sale portfolio consisted of 85 securities, 54 of which were in an unrealized loss position. At December 31, 2019, our securities available-for-sale portfolio consisted of 70 securities, 60 of which were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We also consider the lowest credit rating for identification of credit impairment for other securities. As of March 31, 2020, nearly all of our non-agency mortgage-backed securities and collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. Although credit spreads widened during the quarter, the decline in fair value is attributable to a combination of changes in interest rates and general volatility in the credit market conditions. We do not have the intent to sell these 54 securities in an unrealized loss position and further believe it is more likely that not that we will not be required to sell these securities before their anticipated recovery.

The following table presents maturities, based on the earlier of maturity dates or next repricing date, and yield information of the investment securities portfolio as of March 31, 2020:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value		Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$29,993	2.20%	$74,028	2.36%	$104,021		2.32%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	118,165	2.09%	11,060	2.34%	10,194	2.43%	—	—%	139,419		2.14%
Municipal securities	—	—%	—	—%	—	—%	54,385	2.79%	54,385	—	2.79%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	160	5.46%	160		5.46%
Collateralized loan obligations	623,571	3.43%	—	—%	—	—%	—	—%	623,571		3.43%
Corporate debt securities	—	—%	28,207	3.70%	19,664	4.21%	—	—%	47,871		3.91%
Total securities available-for-sale	$741,736	3.22%	$39,267	3.32%	$59,851	2.90%	$128,573	2.55%	$969,427		3.14%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Commercial:
Commercial and industrial	$1,578,223	$1,691,270
Commercial real estate	810,024	818,817
Multifamily	1,466,083	1,494,528
SBA	70,583	70,981
Construction	227,947	231,350
Consumer:
Single family residential mortgage	1,467,375	1,590,774
Other consumer	47,229	54,165
Total loans(1)	$5,667,464	$5,951,885
Allowance for loan losses	(78,243)	(57,649)
Loans receivable, net	$5,589,221	$5,894,236

(1)	Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net, of $13.2 million and $14.3 million, respectively, at March 31, 2020 and December 31, 2019.
Credit Quality Indicators
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We perform a historical loss analysis that is combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogeneous loans such as commercial and commercial real estate loans. We use the following definitions for risk ratings:
Pass: Loans classified as pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful”.
Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or of our credit position at some future date.
Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk categories for total loans by class of loans and origination year as of March 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
March 31, 2020
Commercial:
Commercial and industrial
Pass	$15,168	$121,892	$112,591	$69,585	$44,205	$138,326	$983,178	$4,743	$1,489,688
Special mention	—	6,473	1,341	—	—	—	12,776	2,284	22,874
Substandard	2,546	17,425	—	194	21,555	2,605	13,087	8,249	65,661
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	17,714	145,790	113,932	69,779	65,760	140,931	1,009,041	15,276	1,578,223
Commercial real estate
Pass	15,189	152,789	229,702	73,134	102,913	218,978	8,011	1,588	802,304
Special mention	—	1,803	—	—	—	742	—	—	2,545
Substandard	—	—	—	—	—	5,175	—	—	5,175
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	15,189	154,592	229,702	73,134	102,913	224,895	8,011	1,588	810,024
Multifamily
Pass	49,455	440,695	338,904	276,075	151,406	197,596	—	—	1,454,131
Special mention	—	—	8,960	—	—	—	—	—	8,960
Substandard	—	—	—	—	—	2,992	—	—	2,992
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	49,455	440,695	347,864	276,075	151,406	200,588	—	—	1,466,083
SBA
Pass	1,787	16,067	1,388	5,300	15,105	19,797	1,667	515	61,626
Special mention	—	—	—	229	479	987	—	7	1,702
Substandard	—	—	—	1,060	1,529	1,515	336	1,197	5,637
Doubtful	—	—	390	—	208	633	—	387	1,618
SBA	1,787	16,067	1,778	6,589	17,321	22,932	2,003	2,106	70,583
Construction
Pass	12,948	39,120	76,619	87,270	—	—	—	—	215,957
Special mention	—	—	8,012	—	3,978	—	—	—	11,990
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Construction	12,948	39,120	84,631	87,270	3,978	—	—	—	227,947
Consumer:
Single family residential mortgage
Pass	5,431	177,908	371,674	221,287	328,033	304,408	21,157	—	1,429,898
Special mention	—	—	1,157	668	5,070	4,057	—	—	10,952
Substandard	—	1,074	498	3,420	3,253	17,763	—	—	26,008
Doubtful	—	—	—	—	517	—	—	—	517
Single family residential mortgage	5,431	178,982	373,329	225,375	336,873	326,228	21,157	—	1,467,375
Other consumer
Pass	55	95	86	—	14	5,332	37,992	2,941	46,515
Special mention	—	—	—	—	—	—	—	224	224
Substandard	—	—	35	—	—	34	322	99	490
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	55	95	121	—	14	5,366	38,314	3,264	47,229
Total loans	$102,579	$975,341	$1,151,357	$738,222	$678,265	$920,940	$1,078,526	$22,234	$5,667,464

The following table presents the risk categories for total loans by class of loans as of December 31, 2019:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial:
Commercial and industrial	1,580,269	45,323	65,678	—	1,691,270
Commercial real estate	813,846	2,532	2,439	—	818,817
Multifamily	1,484,931	4,256	5,341	—	1,494,528
SBA	60,982	2,760	5,621	1,618	70,981
Construction	229,771	1,579	—	—	231,350
Consumer:
Single family residential mortgage	1,559,253	10,735	20,269	517	1,590,774
Other consumer	53,331	346	488	—	54,165
Total	$5,782,383	$67,531	$99,836	$2,135	$5,951,885

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
March 31, 2020
Non-Traditional Mortgage (NTM) loans:
Single family residential mortgage	$8,043	$5,383	$14,577	$28,003	$530,161	$558,164
Other consumer	—	—	—	—	1,894	1,894
Total NTM loans	8,043	5,383	14,577	28,003	532,055	560,058
Traditional loans:
Commercial:
Commercial and industrial	649	3,687	2,601	6,937	1,571,286	1,578,223
Commercial real estate	—	264	—	264	809,760	810,024
Multifamily	—	—	—	—	1,466,083	1,466,083
SBA	2,009	222	2,643	4,874	65,709	70,583
Construction	734	—	—	734	227,213	227,947
Consumer:
Single family residential mortgage	32,993	1,600	8,771	43,364	865,847	909,211
Other consumer	754	—	40	794	44,541	45,335
Total traditional loans	37,139	5,773	14,055	56,967	5,050,439	5,107,406
Total	$45,182	$11,156	$28,632	$84,970	$5,582,494	$5,667,464

December 31, 2019
NTM loans:
Single family residential mortgage	$3,973	$3,535	$13,019	$20,527	$577,830	$598,357
Other consumer	—	—	—	—	2,299	2,299
Total NTM loans	3,973	3,535	13,019	20,527	580,129	600,656
Traditional loans:
Commercial:
Commercial and industrial	780	5,670	3,862	10,312	1,680,958	1,691,270
Commercial real estate	—	—	—	—	818,817	818,817
Multifamily	—	—	—	—	1,494,528	1,494,528
SBA	586	842	2,152	3,580	67,401	70,981
Construction	—	—	—	—	231,350	231,350
Consumer:
Single family residential mortgage	13,752	3,496	5,606	22,854	969,563	992,417
Other consumer	199	40	95	334	51,532	51,866
Total traditional loans	15,317	10,048	11,715	37,080	5,314,149	5,351,229
Total	$19,290	$13,583	$24,734	$57,607	$5,894,278	$5,951,885

Non-accrual Loans
The following table presents non-accrual loans as of the dates indicated:

	March 31, 2020				December 31, 2019
($ in thousands)	NTM Loans	Traditional Loans	Total Non-accrual Loans	Non-accrual Loans with no ACL	NTM Loans	Traditional Loans	Total Non-accrual Loans	Non-accrual Loans with no ACL
Non-accrual loans
Commercial:
Commercial and industrial	$—	$23,638	$23,638	$5,364	$—	$19,114	$19,114	$337
Commercial real estate	—	2,763	2,763	2,763	—	—	—	—
SBA	—	5,374	5,374	1,508	—	5,230	5,230	1,474
Construction	—	—	—	—	—	—	—	—
Consumer:
Single family residential mortgage	15,605	8,771	24,376	24,376	13,019	5,606	18,625	14,373
Other consumer	—	320	320	320	—	385	385	380
Total non-accrual loans	$15,605	$40,866	$56,471	$34,331	$13,019	$30,335	$43,354	$16,564

At March 31, 2020 and December 31, 2019, there were no loans were past due 90 days or more and still accruing.
The non-traditional mortgage ("NTM") loans on non-accrual status included $4.7 million of Green loans and $10.9 million of interest-only loans at March 31, 2020 compared to $1.5 million of Green loans and $11.5 million of interest-only loans at December 31, 2019.
Loans in Process of Foreclosure
At March 31, 2020 and December 31, 2019, consumer mortgage loans of $15.7 million and $15.7 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
Allowance for Credit Losses
Our ACL is comprised of our allowance for loan losses (ALL) and reserve for unfunded loan commitments. Our ACL and resulting provision was significantly impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. Our ACL methodology uses a nationally-recognized, third party model that includes many assumptions based on our historical and peer loss data, our current loan portfolio risk profile, and economic forecasts. Loan-level data and credit-risk attributes are incorporated into the model and adjusted based on a peer-multiplier and economic forecasts. The forecasts are based on critical macroeconomic variables with relevant ranges of one to three years which then revert to long-term trends over the life of the loan. We utilized economic forecasts published by our model provider to determine the ACL on January 1, 2020. Subsequent to adoption, we used economic forecasts released by our model provider during the last week of March which included the onset of the pandemic. These latter forecasts included a sharp contraction in annualized GDP growth and a sharp spike in near-term unemployment rates ranging from 8% to 13%, before returning to moderate long-term economic trends. Our visibility at the end of the quarter indicated that local unemployment was heading higher and that the economic recovery would likely be slower. Accordingly, we incorporated qualitative factors to account for this visibility at quarter end related to actual conditions and an economic outlook that was worse than the late March forecasts incorporated into the CECL model. As a result of the COVID-19 pandemic and adoption of CECL, we expect our allowance for credit losses to continue to be impacted in future periods by economic volatility, changing economic forecasts, as well as the related impacts to CECL model assumptions, all of which may be better than or worse than our current estimate.
We have established credit risk management processes that include regular management review of the loan portfolio to identify problem loans. During the ordinary course of business, management may become aware of borrowers who may not be able to fulfill the contractual payment requirements of the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing the loan on non-accrual status, assessing the need for additional allowance for loan loss, and partial or full charge off the principal balance. We maintain the allowance for loan losses at a level that is considered adequate to cover the expected credit losses in the loan portfolio.
We maintain a reserve for unfunded loan commitments at a level that is considered adequate to cover expected credit losses for the portion of commitments that ultimately fund. The estimated funding of the loan commitments and credit risk factors are determined based on outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve.

At March 31, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $3.9 million and $4.1 million, respectively, and are included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to perform periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, management has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that we maintain an adequate allowance for credit losses. In addition, the Board of Directors provides oversight and guidance for management’s allowance evaluation process.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814
Impact of adopting ASU 2016-13	7,609	(1,226)	6,383	—	—	—
Loans charged off	(2,076)	—	(2,076)	(1,063)	—	(1,063)
Recoveries of loans previously charged off	350	—	350	244	—	244
Net charge-offs	(1,726)	—	(1,726)	(819)	—	(819)
Provision for (reversal of) credit losses	14,711	1,050	15,761	2,512	(414)	2,098
Balance at end of period	$78,243	$3,888	$82,131	$63,885	$4,208	$68,093

Accrued interest receivable on loans receivable, net totaled $18.8 million and $18.9 million at March 31, 2020 and December 31, 2019, and is included within other assets in the accompanying consolidated balance sheets. This amount is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three months ended March 31, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Impact of adopting ASC 326	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(1,164)	—	—	(356)	—	(552)	(4)	(2,076)
Recoveries	30	—	—	121	—	151	48	350
Net (charge-offs) recoveries	(1,134)	—	—	(235)	—	(401)	44	(1,726)
Provision for (reversal of) credit losses	1,692	2,832	6,858	379	3,043	(72)	(21)	14,711
Balance at March 31, 2020	$23,573	$13,620	$20,072	$3,652	$7,052	$9,593	$681	$78,243

Individually evaluated for impairment	$3,606	$—	$—	$2,208	$—	$—	$—	$5,814
Collectively evaluated for impairment	19,967	13,620	20,072	1,444	7,052	9,593	681	72,429
Total ending ALL balance	$23,573	$13,620	$20,072	$3,652	$7,052	$9,593	$681	$78,243
Loans:
Individually evaluated for impairment	$24,594	$2,763	$—	$5,292	$—	$29,183	$614	$62,446
Collectively evaluated for impairment	1,553,629	807,261	1,466,083	65,291	227,947	1,438,192	46,615	5,605,018
Total ending loan balances	$1,578,223	$810,024	$1,466,083	$70,583	$227,947	$1,467,375	$47,229	$5,667,464

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three months ended March 31, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(93)	—	—	(356)	—	—	(526)	(88)	(1,063)
Recoveries	33	—	—	41	—	3	150	17	244
Net (charge-offs) recoveries	(60)	—	—	(315)	—	3	(376)	(71)	(819)
Provision for (reversal of) credit losses	762	164	928	1,545	(8)	(3)	(610)	(266)	2,512
Balance at March 31, 2019	$18,893	$6,838	$18,898	$3,057	$3,453	$—	$12,142	$604	$63,885

Individually evaluated for impairment	$48	$—	$—	$1,634	$—	$—	$230	$33	$1,945
Collectively evaluated for impairment	18,845	6,838	18,898	1,423	3,453	—	11,912	571	61,940
Total ending ALL balance	$18,893	$6,838	$18,898	$3,057	$3,453	$—	$12,142	$604	$63,885
Loans:
Individually evaluated for impairment	$4,861	$573	$—	$3,808	$2,519	$—	$20,362	$841	$32,964
Collectively evaluated for impairment	1,902,241	864,948	2,332,527	71,190	209,030	—	2,082,332	61,968	7,524,236
Total ending loan balances	$1,907,102	$865,521	$2,332,527	$74,998	$211,549	$—	$2,102,694	$62,809	$7,557,200

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs and any purchase premium or discount.

	March 31, 2020			December 31, 2019
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related ALL recorded:
Commercial:
Commercial and industrial	$6,332	$6,319	$—	$1,471	$1,460	$—
Commercial real estate	2,968	2,763	—	—	—	—
SBA	1,489	1,426	—	1,439	1,379	—
Consumer:
Single family residential mortgage	29,024	29,183	—	19,319	19,405	—
Other consumer	611	614	—	671	675	—
With an ALL recorded:
Commercial:
Commercial and industrial	18,268	18,275	3,606	18,776	18,776	3,367
SBA	4,050	3,866	2,208	3,921	3,757	2,045
Consumer:
Single family residential mortgage	—	—	—	4,213	4,252	574
Other consumer	—	—	—	4	4	4
Total	$62,742	$62,446	$5,814	$49,814	$49,708	$5,990
The following table presents information on impaired loans, disaggregated by class, for the periods indicated:

	Three Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
March 31, 2020
Commercial:
Commercial and industrial	$22,912	$21	$21
Commercial real estate	2,774	—	—
SBA	5,414	3	3
Consumer:
Single family residential mortgage	29,483	54	45
Other consumer	617	3	3
Total	$61,200	$81	$72

March 31, 2019
Commercial:
Commercial and industrial	$5,048	$—	$—
Commercial real estate	577	—	—
SBA	3,845	4	4
Construction	2,519	—	—
Consumer:
Single family residential mortgage	19,323	58	49
Other consumer	844	3	3
Total	$32,156	$65	$56

Troubled Debt Restructurings
A modification of a loan constitutes a TDR when we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. A concession or concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.
TDR loans consisted of the following as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$21,586	$21,586	$—	$16,245	$16,245
SBA	—	266	266	—	266	266
Consumer:
Single family residential mortgage	2,630	2,176	4,806	2,638	2,394	5,032
Other consumer	294	—	294	294	—	294
Total	$2,924	$24,028	$26,952	$2,932	$18,905	$21,837

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $135 thousand and $135 thousand as of March 31, 2020 and December 31, 2019, respectively. Accruing TDRs were $6.1 million and non-accrual TDRs were $20.9 million at March 31, 2020 compared to accruing TDRs of $6.6 million and non-accrual TDRs of $15.2 million at December 31, 2019. The increase in TDRs during the three months ended March 31, 2020 was primarily due to one commercial and industrial relationship.
The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2020
Commercial:
Commercial and industrial	1	$5,000	$5,000
Total	1	5,000	5,000
March 31, 2019
Total	—	$—	$—
We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three months ended March 31, 2020 and 2019, there were no loans that were modified as TDRs during the past 12 months that had subsequent payment defaults during the periods.
The following table summarizes TDRs by modification type for the periods indicated:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
March 31, 2020
Commercial:
Commercial and industrial	1	$5,000	—	$—	1	$5,000
Total	1	$5,000	—	$—	1	$5,000

March 31, 2019
Total	—	$—	—	$—	—	$—

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value and any reductions in value on transfer are reflected as write-downs to allowance for credit losses. We had no purchases of loans for the three months ended March 31, 2020 and 2019. The following table presents loans transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

Three Months Ended
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
March 31, 2020
Total	$—	$—

March 31, 2019
Commercial:
Commercial and industrial	$—	$—
Multifamily	—	—
Consumer:
Single family residential mortgage	—	(243,364)
Other consumer	—	—
Total	$—	$(243,364)

There were no sales of loans during the three months ended March 31, 2020. Loss on sale of loans during the three months ended totaled $27 thousand and related to certain adjustments for previously sold loans.

During the three months ended March 31, 2019, we sold $243.4 million in SFR loans, resulting in a gain of $1.6 million.

Non-Traditional Mortgage Loans ("NTM")
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (FICO) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVMs) to confirm collateral values. We no longer originate NTM loans.

The following table presents the composition of the NTM portfolio, which are included in the single family residential mortgage portfolio, as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens	65	$45,913	8.2%	69	$49,959	8.3%
Interest-only - first liens	349	509,892	91.0%	376	545,371	90.8%
Negative amortization	8	2,359	0.4%	9	3,027	0.5%
Total NTM - first liens	422	558,164	99.7%	454	598,357	99.6%
Other consumer:
Green Loans (HELOC) - second liens	6	1,894	0.3%	7	2,299	0.4%
Total NTM - second liens	6	1,894	0.3%	7	2,299	0.4%
Total NTM loans	428	$560,058	100.0%	461	$600,656	100.0%
Total loans receivable		$5,667,464			$5,951,885
% of total NTM loans to total loans receivable		9.9%			10.1%

The NTM loans on non-accrual status included $4.7 million of Green loans and $10.9 million of interest-only loans at March 31, 2020 compared to $1.5 million of Green loans and $11.5 million of interest only loans at December 31, 2019.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At March 31, 2020 and December 31, 2019, we had goodwill of $37.1 million. We evaluate goodwill impairment as of August 31 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of August 31, 2019 and determined that no goodwill impairment existed. In the first quarter 2020, due to the observed market volatility resulting from the COVID-19 pandemic, we analyzed indicators related to potential goodwill impairment. Based on this analysis, we did not identify any impairment to goodwill in the first quarter 2020, although there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic or other factors will not result in impairments to goodwill or other intangibles in future periods.

Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of March 31, 2020, the weighted average remaining amortization period for core deposit intangibles was approximately 4.5 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2020
Core deposit intangibles	$30,904	$27,182	$3,722
December 31, 2019
Core deposit intangibles	$30,904	$26,753	$4,151

Aggregate amortization of intangible assets was $429 thousand and $620 thousand for the three months ended March 31, 2020 and 2019. The following table presents estimated future amortization expenses as of March 31, 2020:

($ in thousands)	Remainder of 2020	2021	2022	2023	2024	Total
Estimated future amortization expense	$1,089	$1,082	$799	$517	$235	$3,722

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Fixed rate:
Outstanding balance	$888,000	$730,000
Interest rates ranging from	0.56%	1.82%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.24%	2.66%
Variable rate:
Outstanding balance	90,000	465,000
Weighted average interest rate	0.21%	1.66%

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2020 and December 31, 2019, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.97 billion and $3.05 billion. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $30.1 million and $32.3 million at March 31, 2020 and December 31, 2019. Based on this collateral, the Bank was eligible to borrow an additional $921.4 million at March 31, 2020.
The Bank maintained a line of credit of $15.9 million from the Federal Reserve Discount Window, to which the Bank pledged securities with a carrying value of $22.5 million, with no outstanding borrowings at March 31, 2020. The Bank maintained available unsecured federal funds lines with correspondent banks totaling $185.0 million, with no outstanding borrowings at March 31, 2020.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at March 31, 2020 and December 31, 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	March 31, 2020		December 31, 2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,521)	$175,000	$(1,579)
Total	$175,000	$(1,521)	$175,000	$(1,579)

We were in compliance with all covenants under our 5.25 percent senior notes due April 15, 2025 at March 31, 2020.

NOTE 8 – INCOME TAXES
For the three months ended March 31, 2020, income tax benefit was $2.2 million and the effective tax rate was 24.7%. For the three months ended March 31, 2019, income tax expense was $2.7 million and the effective tax rate was 27.9%. The company’s 24.7% effective tax rate for the three months ended March 31, 2020 differs from the 21% statutory rate is due to the impact of state taxes as well as various tax credits. The income tax benefit during the first quarter of 2020 was mainly due to the $8.8 million pre-tax book loss recognized, as compared to the $9.8 million pre-tax book income recognized during the first quarter of 2019.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the deferred tax assets of $63.8 million and $44.9 million at March 31, 2020 and December 31, 2019, respectively. The overall increase in net deferred tax assets was primarily due to an increase in deferred tax assets of $17.6 million from net unrealized losses on securities available-for-sale and $1.9 million from the adoption of ASU 2016-13, offset by an increase in deferred tax liabilities of $0.6 million resulting from year-to-date temporary book-tax differences.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $1.0 million and $977 thousand at March 31, 2020 and December 31, 2019, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of March 31, 2020, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $794 thousand.
At March 31, 2020 and December 31, 2019, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. federal taxing authorities for years before 2016. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2014 (other state income and franchise tax statutes of limitations vary by state).
NOTE 9 – DERIVATIVE INSTRUMENTS
We use derivative instruments and other risk management techniques to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with our risk management policies.
During the three months ended March 31, 2020 and 2019, changes in fair value on interest rate swaps and caps on loans were $(182) thousand and $(99) thousand, and were included in other income on the consolidated statements of operations.

The following table presents the notional amount and fair value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated.

	March 31, 2020		December 31, 2019
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps and caps on loans	$69,970	$8,242	$70,674	$3,445
Foreign exchange contracts	4,272	369	4,643	138
Total	$74,242	$8,611	$75,317	$3,583
Derivative liabilities:
Interest rate swaps and caps on loans	$69,970	$8,881	$70,674	3,717
Foreign exchange contracts	4,272	182	4,643	136
Total	$74,242	$9,063	$75,317	$3,853

(1)
The fair value of interest rate swaps and cap on loans are included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated statements of financial condition.

We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. However, we elected to account for all derivatives with counterparty institutions on a gross basis.
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (2018 Omnibus Plan). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of March 31, 2020, 3,435,596 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Stock options	$2	$8
Restricted stock awards and units	1,574	845
Total share-based compensation expense	$1,576	$853
Related tax benefits	$464	$251

The following table presents unrecognized stock-based compensation expense as of March 31, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Stock option awards	$2	0.2 years
Restricted stock awards and restricted stock units	10,447	2.5 years
Total	$10,449	2.5 years

Stock Options
We issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price.
The following table represents stock option activity for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	62,521	$13.85	4.3 years
Exercised	(7,452)	$13.05	5.2 years
Outstanding at end of period	55,069	$13.96	4.0 years	$(344)
Exercisable at end of period	52,821	$13.97	3.9 years	$(330)

The following table sets forth information regarding unvested stock options for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	2,248	$13.75
Vested	—	$—
Forfeited	—	$—
Outstanding at end of period	2,248	$13.75

Restricted Stock Awards and Restricted Stock Units
We also have granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	923,482	$15.74
Granted (1)	269,138	$15.33
Vested (2)	(62,333)	$15.44
Forfeited (3)	(47,180)	$15.92
Outstanding at end of period	1,083,107	$15.65

(1)	There were 78,771 performance-based shares/units included in shares granted for the three months ended March 31, 2020.

(2)	There were 5,399 performance-based shares/units included in vested shares for the three months ended March 31, 2020.

(3)	The number of forfeited shares includes aggregate performance-based shares/units of 15,622 for the three months ended March 31, 2020.

Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former chief executive officer, a ten-year stock appreciation right (SAR).
The following table represents SARs activity and the weighted average exercise price per share as of and for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	2.6 years	$8,508
Outstanding at end of period	1,559,012	$11.60	2.4 years	$(6,503)
Exercisable at end of period	1,559,012	$11.60	2.4 years	$(6,503)

NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of our outstanding shares of preferred stock have a $1,000 per share liquidation preference. The following table presents our total outstanding preferred stock as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	94,597	$94,597	$91,202	96,629	$96,629	$93,162
Series E 7.00% non-cumulative perpetual	100,292	100,292	96,485	100,477	100,477	96,663
Total	194,889	$194,889	$187,687	197,106	$197,106	$189,825

During the three months ended March 31, 2020, we repurchased depositary shares (Series D Depositary Shares), each representing a 1/40th interest in a share of Series D Preferred Stock, liquidation amount of $1,000 per share of Series D Preferred Stock, resulting in the repurchase of 81,304 outstanding Series D Depositary Shares and the related retirement of 2,033 outstanding shares of Series D Preferred Stock. The repurchase price aggregated to $1.5 million. The $501 thousand difference between the consideration paid and the carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in an increase to net income allocated to common stockholders.
During the three months ended March 31, 2020, we repurchased depositary shares (Series E Depositary Shares), each representing a 1/40th interest in a share of Series E Preferred Stock, liquidation amount of $1,000 per share of Series E Preferred Stock, resulting in the repurchase of 7,400 outstanding Series E Depositary Shares and the related retirement of 185 outstanding shares of Series E Preferred Stock. The repurchase price aggregated to $153 thousand. The $25 thousand difference between the consideration paid and the carrying value of the Series E Preferred Stock was reclassified to retained earnings and resulted in an increase to net income allocated to common stockholders.
Share Repurchase Program
On February 10, 2020, we announced that our Board of Directors (the “Board”) authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expires in February 2021. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions.
During the three months ended March 31, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and aggregating $12.0 million. Given current macroeconomic conditions and the yet-to-be-determined impacts of the COVID-19 crisis, we have suspended common stock repurchases for the immediate future.
Change in Accumulated Other Comprehensive (Loss) Income

Our AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of tax effect as a component of stockholders' equity. Reclassifications from AOCI are recorded on the consolidated statements of operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Unrealized(loss) gain on securities available-for-sale
Balance at beginning of period	$(11,900)	$(24,117)
Unrealized (loss) gain arising during the period	(59,885)	8,746
Reclassification adjustment from other comprehensive income	—	(208)
Tax effect of current period changes	17,637	(2,512)
Total changes, net of taxes	(42,248)	6,026
Balance at end of period	$(54,148)	$(18,091)

NOTE 12 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships and qualified affordable housing partnerships and have a variable interest in a multifamily securitization trust. We evaluate our interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We have determined that our interests in these entities meet the definition of variable interests.
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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12 percent. We believe that the loss exposure on its multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At March 31, 2020, we have a $4.4 million repurchase reserve related to this VIE.
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

We use the Hypothetical Liquidation at Book Value (HLBV) method to account for these investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $27.3 million and $29.3 million at March 31, 2020 and December 31, 2019.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Fundings	$3,631	$—
Cash distribution from investment	454	460
Loss on investments in alternative energy partnerships	(1,905)	(1,950)
Income tax credits recognized	—	—
Tax benefit recognized from HLBV application	458	527

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Cash	$5,748	$4,224
Equipment, net of depreciation	246,932	248,920
Other assets	6,438	6,301
Total unconsolidated assets	$259,118	$259,445
Total unconsolidated liabilities	$7,009	$7,143
Maximum loss exposure	$27,347	$32,525

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $27.3 million, which is our recorded investment amount at March 31, 2020.
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

The following table presents information regarding balances in our qualified affordable housing partnerships for the periods indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Ending balance(1)	$35,315	$36,462
Aggregate funding commitment	49,278	49,278
Total amount funded	31,464	26,905
Unfunded commitment	17,814	22,373
Maximum loss exposure	35,315	36,462

(1)	Included in other assets in the accompanying consolidated statements of financial condition.
The following table presents information regarding activity in our qualified affordable housing partnerships for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Fundings	$4,559	$454
Proportional amortization recognized	1,147	637
Income tax credits recognized	1,056	555

NOTE 13 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
($ in thousands except per share data)	Common Stock	Class B Common Stock
Loss from operations	$(6,531)	$(62)
Less: participating securities dividends	(93)	(1)
Less: preferred stock dividends	(3,500)	(33)
Less: preferred stock redemption	521	5
Net loss allocated to common stockholders	$(9,603)	$(91)
Weighted average common shares outstanding	49,987,456	477,321
Dilutive effects of restricted shares/units	—	—
Dilutive effects of stock options	—	—
Average shares and dilutive common shares	49,987,456	477,321

Basic loss per common share	$(0.19)	$(0.19)
Diluted loss per common share	$(0.19)	$(0.19)

For the three months ended March 31, 2020, there were 962,566 of restricted shares/units and 55,806 of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
($ in thousands except per share data)	Common Stock	Class B Common Stock
Income from operations	$6,971	$66
Less: participating securities dividends	(200)	(2)
Less: preferred stock dividends	(4,267)	(41)
Net income allocated to common stockholders	$2,504	$23
Weighted average common shares outstanding	50,199,401	477,321
Dilutive effects of stock units	160,299	—
Dilutive effects of stock options	9,700	—
Average shares and dilutive common shares	50,369,400	477,321

Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05

For the three months ended March 31, 2019, there were 180,304, respectively, of stock units that were not considered in computing diluted earnings per common share, because they were anti-dilutive. There were 16,165 stock options that were anti-dilutive during the three months ended March 31, 2019.
NOTE 14 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
Some financial instruments, such as unfunded loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	March 31, 2020		December 31, 2019
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$412	$109,701	$473	$129,495
Unused lines of credit	581	1,162,844	703	1,049,632
Letters of credit	138	5,576	134	5,316

Other Commitments
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to the Banc of California Stadium, a soccer stadium of The Los Angeles Football Club (LAFC), as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. During each of the three months ended March 31, 2020 and 2019, advertising and promotion expense related to the LAFC commitment was $1.7 million. As of March 31, 2020, the Bank has paid $22.1 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $7.1 million as of March 31, 2020, and was included in other assets in the consolidated statements of financial condition.
At March 31, 2020, we had unfunded commitments of $17.8 million, $7.6 million, and $501 thousand for affordable housing fund investments, Small Business Investment Company (SBIC) investments, and other investments, respectively.
NOTE 15 – REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2020	2019
Noninterest income
In scope of Topic 606
Deposit service fees	$539	$667
Debit card fees	177	113
Investment commissions	—	279
Other	49	106
Noninterest income (in-scope of Topic 606)	765	1,165
Noninterest income (out-of-scope of Topic 606)	1,296	5,130
Total noninterest income	$2,061	$6,295

We do not typically enter into long-term revenue contracts with customers. As of March 31, 2020 and December 31, 2019, we did not have any significant contract balances. As of March 31, 2020, we did not capitalize any contract acquisition costs.
NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2020, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
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

Transactions with Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s current or former directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors, (ii) a formal order of investigation issued by the SEC on January 4, 2017 (since resolved) and (iii) any related civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company (collectively, the “Indemnity Matters”).
Indemnification costs were paid on behalf of certain executive officers and directors in amounts less than $120 thousand for the three months ended March 31, 2020. During the three months ended March 31, 2019, indemnification costs paid by the Company included $2.2 million incurred by the Company’s former Chair, President and Chief Executive Officer Steven A. Sugarman; $555 thousand jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner and the Company’s former Chief Financial Officer James J. McKinney; and  $147 thousand incurred by the Company's General Counsel Emeritus John Grosvenor. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the three months ended March 31, 2019.

NOTE 17 – LITIGATION
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. We continue to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. As of March 31, 2020, we have accrued $21.0 million for various litigation filed against the Company and the Bank, including $19.75 million related to the settlement of the securities litigation previously announced by us and described below. There is no expected impact to earnings as a result of the settlement, as the settlement payments will be paid directly by our insurance carriers and we have recorded an insurance receivable for $19.75 million related to this matter.
On October 28, 2019, we entered into a Stipulation of Settlement (“Settlement Stipulation”) with the lead plaintiff to settle class action lawsuits that were previously consolidated in the United District Court for the Central District of California (the “Court”) under the caption In re Banc of California Securities Litigation, Case No. SACV 17-00118 AG, consolidated with SACV 17-00138 AG. Under the terms of the Settlement Stipulation, our insurance carriers will pay $19.75 million, which will be distributed to shareholders who purchased our stock between April 15, 2016 and January 20, 2017, after payment of attorney’s fees and costs, to be determined by the Court. We will not be required to contribute any cash to the settlement payments. Pursuant to the settlement, the action against the Company will be dismissed with prejudice. Plaintiff will also dismiss with prejudice its claims against our former Chief Executive Officer and Chairman Steven Sugarman. While we do not believe the plaintiff’s claims are meritorious, we believe that ending the costs and distraction of the litigation is in the best interests of the Company and our shareholders. On March 16, 2020, the Court gave final approval to the settlement and that order is now final. The foregoing description of the settlement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the complete text of the settlement stipulation that was filed with the Court.
NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on March 31, 2020 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. Our critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Adoption of the Current Expected Credit Loss (CECL) Model

On January 1, 2020, we adopted the new accounting standard, commonly known as CECL, which uses a current expected credit loss model for determining allowance for credit losses (ACL). Upon adoption, we recognized a Day 1 increase in the ACL of $6.4 million and a related after-tax decrease to retained earnings of $4.5 million. Our Day 1 ACL under the new CECL model totaled $68.1 million compared to $61.7 million under the incurred loss model at December 31, 2019, and represented 1.14% of total loans. We recorded a Day 2 provision for credit losses of $15.8 million which reflects the new CECL model using current economic forecasts and the estimated future impact of the COVID-19 pandemic on lifetime credit losses. At March 31, 2020, the ACL totaled $82.1 million resulting in an ACL to total loans coverage ratio of 1.45%, up from 1.04% at December 31, 2019. The ACL and provision for credit losses include amounts for the reserve for unfunded loan commitments.

Recent Accounting Pronouncements Not Yet Adopted
Our recent accounting pronouncements not yet adopted are described in Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 31 full service branches in Orange, Los Angeles, San Diego and Santa Barbara Counties. Through our over 600 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve all of their banking and financial needs. We continue to focus on three main initiatives designed to improve our franchise and profitability on an ongoing basis: reducing our cost of deposits while adding value, optimizing the balance sheet to focus on higher-margin products while managing credit risk, and appropriately managing down expenses to the size and complexity of the business. Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our high credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the three months ended March 31, 2020 and 2019, net (loss) income was $(6.6) million and $7.0 million. Diluted (loss) earnings from operations per common share were $(0.19) and $0.05 for the three months ended March 31, 2020 and 2019. The decrease in net income from operations for the three months ended March 31, 2020 compared to same period last year is largely the result of a $13.7 million increase in our credit loss provision, primarily attributable to a $15.8 million provision for credit losses recognized in the first quarter of 2020 and driven by using the new CECL model, including the estimated future impact of the health crisis on our loans, and net charge-offs, offset by lower period end loan balances as compared to the same period in 2019.

Total assets were $7.66 billion at March 31, 2020, a decrease of $165.8 million from $7.83 billion at December 31, 2019. The decrease was consistent with our strategic shift towards reducing non-core assets and focus on relationship lending and a reduction in lending lines due to economic uncertainty.
Significant financial highlights during the three months ended March 31, 2020 included:

•	Common Equity Tier 1 capital at 11.58%

•	Noninterest-bearing deposit balances increased $167.6 million to 23% of total deposits, up from 20%

•	Total DDA balances increased $206.1 million to 51% of total deposits

•	End of period deposit costs dropped to 0.89%; average total deposit costs decreased 16 basis points to 1.11%

•	Allowance for credit losses increased to 1.45% of total loans, up from 1.04%

•	Day 2 CECL provision for credit losses of $15.8 million

COVID-19 Pandemic Update and Our Efforts to Protect the Health and Welfare of Our Clients and Employees
With the onset of the pandemic, we successfully implemented our business continuity plan to enable our team to work remotely while continuing to serve our clients with as little disruption as possible. Early in March, we took meaningful steps to transition our team members to a "work from home" environment and we have over 80% of our team working remotely. We set up a support website with resources available for our employees to assist with the transition to a "work from home" environment. We successfully deployed our business continuity plans for all areas of the business while internal technology capabilities facilitated a mostly seamless transition for employees. We continue to provide our employees with numerous human resource benefits and programs.

We reduced branch hours and continue to operate 25 of our 31 branches as we temporarily consolidated some overlapping areas to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs.

CARES Act Response Efforts
On March 27, 2020 the U.S. federal government signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
into law. The CARES Act, provides emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic and includes numerous measures which we are utilizing to support our customers, including the Paycheck Protection Program (PPP).

The CARES Act initially allocated nearly $350 billion for the PPP, with an additional $310 billion added through an amendment bill several weeks later. This program is intended to assist small businesses affected by the pandemic and economic downturn with funds to pay payroll and other expenses through June 30, 2020. The loans are 100% guaranteed by the Small Business Administration (SBA) and the full principal amount of the loans may qualify for loan forgiveness if certain conditions are met.

Within seven business days of the announcement of PPP, we redeployed our resources to ensure our clients seeking financial relief had the ability to participate in the PPP. As of May 8, 2020, we estimate we helped our clients save over 22,000 jobs through providing more than $235 million in loan PPP funds. We expect to earn fees of just under 3% on the total amount that ultimately funds, the majority of which are expected to be earned during the second and third quarters of 2020 through interest income.

We are committed to supporting our existing borrowers and customers during the economic downturn.  We are actively engaged with our borrowers who are seeking payment relief and waiving certain fees for impacted clients.  One method we have deployed is offering forbearance to qualifying clients making such requests.  For SFR loans, the deferments are 90 days in length and are patterned after the U.S. Department of Housing and Urban Development (“HUD”) guidelines.  With respect to our non-SFR loan portfolio, deferments are also 90 days in length.  For a discussion of the related risk factors, please refer to Item 1A included in Part II of this Quarterly Report on Form 10-Q.

To support our community, we partnered with Food Finders to provide over 300,000 meals to our most vulnerable neighbors in Southern California. We also made a donation to the Los Angeles Fire Department to help supply critical personal protective equipment to these first-responders.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019:

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$5,780,810	$65,534	4.56%	$6,221,249	$73,930	4.71%	$7,714,751	$90,558	4.76%
Securities	952,966	7,820	3.30%	833,726	7,812	3.72%	1,751,509	17,841	4.13%
Other interest-earning assets (2)	297,444	1,360	1.84%	330,950	1,960	2.35%	321,823	2,313	2.91%
Total interest-earning assets	7,031,220	74,714	4.27%	7,385,925	83,702	4.50%	9,788,083	110,712	4.59%
ACL	(60,470)			(61,642)			(61,924)
BOLI and noninterest earning assets (3)	592,192			630,308			575,558
Total assets	$7,562,942			$7,954,591			$10,301,717
Interest-bearing liabilities:
Savings	$890,830	3,296	1.49%	$981,346	3,889	1.57%	$1,201,802	5,480	1.85%
Interest-bearing checking	1,520,922	3,728	0.99%	1,546,322	4,234	1.09%	1,554,846	4,525	1.18%
Money market	608,926	1,760	1.16%	743,695	2,593	1.38%	887,538	4,128	1.89%
Certificates of deposit	1,151,518	5,827	2.04%	1,332,911	7,531	2.24%	2,982,980	17,310	2.35%
Total interest-bearing deposits	4,172,196	14,611	1.41%	4,604,274	18,247	1.57%	6,627,166	31,443	1.92%
FHLB advances	1,039,055	5,883	2.28%	1,020,478	6,396	2.49%	1,422,100	9,081	2.59%
Securities sold under repurchase agreements	—	—	—%	2,223	15	2.68%	2,350	18	3.11%
Long term debt and other interest-bearing liabilities	174,056	2,359	5.45%	174,092	2,384	5.43%	174,230	2,362	5.50%
Total interest-bearing liabilities	5,385,307	22,853	1.71%	5,801,067	27,042	1.85%	8,225,846	42,904	2.12%
Noninterest-bearing deposits	1,133,306			1,108,077			1,021,741
Non-interest-bearing liabilities	128,282			132,698			97,426
Total liabilities	6,646,895			7,041,842			9,345,013
Total stockholders’ equity	916,047			912,749			956,704
Total liabilities and stockholders’ equity	$7,562,942			$7,954,591			$10,301,717
Net interest income/spread		$51,861	2.56%		$56,660	2.65%		$67,808	2.47%
Net interest margin (4)			2.97%			3.04%			2.81%

(1)
Total loans are net of deferred fees, related direct costs and discounts. Non-accrual loans are included in the average balance. Net (amortization) accretion of deferred loan fees and costs of $(587) thousand, $61 thousand and $(289) thousand and accretion of discount on purchased loans of $8 thousand, $54 thousand and $97 thousand for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $110.0 million, $108.9 million and $107.2 million for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate
Interest and dividend income:
Total loans	$(21,432)	$(3,592)	$(25,024)
Securities	(6,955)	(3,066)	(10,021)
Other interest-earning assets	(163)	(790)	(953)
Total interest and dividend income	$(28,550)	$(7,448)	$(35,998)
Interest expense:
Savings	$(1,246)	$(938)	$(2,184)
Interest-bearing checking	(95)	(702)	(797)
Money market	(1,062)	(1,306)	(2,368)
Certificates of deposit	(9,452)	(2,031)	(11,483)
FHLB advances	(2,214)	(984)	(3,198)
Securities sold under repurchase agreements	(9)	(9)	(18)
Long term debt and other interest-bearing liabilities	—	(3)	(3)
Total interest expense	(14,078)	(5,973)	(20,051)
Net interest income	$(14,472)	$(1,475)	$(15,947)
Three Months Ended March 31, 2020 Compared to Three Months Ended December 31, 2019
Net interest income decreased $4.8 million to $51.9 million for the first quarter due to the combination of lower average interest-earning assets and a lower net interest margin. Average interest-earning assets declined from the prior quarter by $354.7 million to $7.03 billion, including a $440.4 million reduction in average loans to $5.78 billion, and our net interest margin declined 7 basis points (bps) to 2.97%.
Interest income on total loans was $65.5 million for the three months ended March 31, 2020, a decrease of $8.4 million, or 11.4%, from $73.9 million for the three months ended December 31, 2019. The decrease in interest income on loans was primarily due to a $440.4 million decrease in the average balance of total loans and a 15 bps decrease in average yield. The decline in loan yields was due mostly to lower yields across most loan classes due to originating new business and repricing variable rate loans in the lower interest rate environment given the cuts in the federal funds target rates during the current and prior quarters.
Interest income on securities was $7.8 million for the three months ended March 31, 2020, an increase of $8 thousand compared to the prior quarter. During the quarter, the impact from a $119.2 million increase in average securities balance was offset by a 42 bps decrease in average yield. The decrease in average yield is primarily as a result of the lower interest rate environment. The average yield for variable rate collateralized loan obligations ("CLOs"), based on average fair value, was 3.60% for the first quarter compared to 3.81% for the fourth quarter as this investment class reprices quarterly. The increase in average balance during the quarter resulted from purchases of agency mortgage-backed securities and corporate debt securities.

Dividends and interest income on other interest-earning assets was $1.4 million for the three months ended March 31, 2020, a decrease of $600 thousand, or 30.6%, from $2.0 million for the three months ended December 31, 2019. The decrease in dividends and interest income on other interest-earning assets was due to a $33.5 million decrease in average balance and a 51 bps decrease in average yield. The lower average other interest-earning asset yield was due mainly to the lower market interest rates and their impact on deposits with financial institutions.
The 14 basis point decline in the average cost of interest-bearing liabilities to 1.71% for the first quarter from 1.85% for the fourth quarter was driven by the lower average cost of interest-bearing deposits. Interest expense on interest-bearing deposits was $14.6 million for the three months ended March 31, 2020, a decrease of $3.6 million, or 19.9%, from $18.2 million for the three months ended December 31, 2019. The average cost of interest-bearing deposits declined 16 bps to 1.41% from the prior quarter. Additionally, average noninterest-bearing deposits increased by $25.2 million, or 2.3%, and represented 21.4% of total average deposits in the first quarter. Our total cost of deposits decreased 16 bps to 1.11% for the first quarter. The decrease in our funding cost is due to a lower reliance on high cost transaction accounts and wholesale funds as we have managed down the consolidated balance sheet and continue to execute on our strategy to focus on relationship clients.
Interest expense on FHLB advances was $5.9 million for the three months ended March 31, 2020, a decrease of $513 thousand, or 8.0%, from $6.4 million for the three months ended December 31, 2019. The decrease was due mainly to a 21 bps decrease in average cost, offset by a $18.6 million increase in average balance during the quarter. The decrease in average cost was mainly due to a reduction in average overnight borrowing rates during the quarter ended March 31, 2020. The increase in average balance was mainly due to an increase in use of short-term and overnight borrowings.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net interest income was $51.9 million for the three months ended March 31, 2020, a decrease of $15.9 million, or 23.5%, from $67.8 million for the three months ended March 31, 2019. The decrease in net interest income from the prior period was largely due to reductions in yields and average balances of interest-earning assets outpacing the reductions in costs and average balances of our interest-bearing liabilities.
Interest income on total loans was $65.5 million for the three months ended March 31, 2020, a decrease of $25.0 million, or 27.6 percent, from $90.6 million for the three months ended March 31, 2019. The decrease in interest income on loans was primarily due to a $1.93 billion decrease in the average balance of total loans coupled with a 20 bps decrease in average yield. The decrease in average balance was due mainly to sales of loans during 2019, including the sale of $382.8 million in jumbo SFR mortgage loans and $751.6 million of multifamily residential loans. The decrease in average yield was mainly due to lower interest rates on new loans and loans with variable interest rates decreasing due to a lower interest rate environment between periods.
Interest income on securities was $7.8 million for the three months ended March 31, 2020, a decrease of $10.0 million, or 56.2%, from $17.8 million for the three months ended March 31, 2019. The decrease in interest income on securities was due to a $798.5 million decrease in average balance, coupled with an 83 bps decrease in average yield. The decrease in average balance was mainly due to sales of certain longer-duration and fixed-rate mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities during 2019 in response to the changing interest rate environment and our effort to remix our earning assets from investment securities to higher yielding loans. The decrease in average yield was due to quarterly interest rate resets on our CLOs into a lower interest rate environment and the sales of CLOs that occurred during 2019.
Dividends and interest income on other interest-earning assets was $1.4 million for the three months ended March 31, 2020, a decrease of $1.0 million or 41.2% from $2.3 million for the three months ended March 31, 2019. Between periods, there was a 107 bps decrease in average yield, coupled with a $24.4 million decrease in average balance. The decrease in average yield was mainly due to lower interest rates on deposits with financial institutions. The decrease in average balance was mainly due to decreases in interest-bearing deposits in financial institutions partially as a result of the purchases of investment securities during the first quarter of 2020.
The 41 basis point decline in the average cost of interest-bearing liabilities to 1.71% for the three months ended March 31, 2020 from 2.12% for the three months ended March 31, 2019, was driven by the lower average cost of interest-bearing deposits and higher average noninterest-bearing deposits. Interest expense on interest-bearing deposits was $14.6 million for the three months ended March 31, 2020, a decrease of $16.8 million, or 53.5%, from $31.4 million for the three months ended March 31, 2019. The decrease in interest expense on interest-bearing deposits was due to a $2.45 billion decrease in average balance, coupled with a 51 bps decrease in average cost. The decrease in average balance primarily related to the use of proceeds from the sale of loans and investments in 2019 to redeem higher cost brokered certificates of deposits, coupled with the shift in our deposit strategy to focus on relationship-based customers and de-emphasize high-rate transactional customers. The decrease in average cost was mainly due to the lower interest rate environment between periods.
Interest expense on FHLB advances was $5.9 million for the three months ended March 31, 2020, a decrease of $3.2 million, or 35.2%, from $9.1 million for the three months ended March 31, 2019. The decrease was due mainly to a $383.0 million decrease in average balance for the quarter ended March 31, 2020, coupled with a 31 bps decrease in average cost. The decrease in average cost was mainly due to the lower interest rate environment between periods. The decrease in average balance was mainly due to reduced term advances, primarily three- to ten-year duration, based on available cash resulting from sales and calls of investment securities and loans during 2019.

Provision for (Reversal of) Credit Losses
The provision for (reversal of) credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current estimated credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended
($ in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Provision for (reversal of) loan losses	$14,711	$(2,678)	$2,512
Provision for (reversal of) credit losses - unfunded loan commitments	1,050	(298)	(414)
Total provision for (reversal of) credit losses	$15,761	$(2,976)	$2,098
We recorded a provision for (reversal of) loan losses of $14.7 million and $(2.7) million for the three months ended March 31, 2020 and December 31, 2019. During the first quarter, the $14.7 million provision for loan losses was calculated using the new CECL model and reflects the estimated future impact of the COVID-19 pandemic on our loans and net charge-offs, partially offset by lower period end loan balances of $284.4 million. For the first quarter, approximately $19 million of the provision for credit losses was attributed to the change in the economic forecasts, including assumed impacts of the pandemic, offset by a $5.0 million reduction due to other portfolio changes.
Our provision for credit losses includes $1.1 million related to unfunded loan commitments, which was also calculated using the new CECL model and reflects the estimated future impact of the COVID-19 pandemic.
See further discussion in "Allowance for Credit Losses."
Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Customer service fees	$1,096	$1,451	$1,515
Loan servicing income	75	312	118
Income from bank owned life insurance	578	599	525
Net gain on sale of securities available-for-sale	—	3	208
Fair value adjustment on loans held for sale	(1,586)	30	1
Net (loss) gain on sale of loans	(27)	(863)	1,552
Other income	1,925	3,398	2,376
Total noninterest income	$2,061	$4,930	$6,295
Three Months Ended March 31, 2020 Compared to Three Months Ended December 31, 2019
Noninterest income was $2.1 million for the three months ended March 31, 2020, a decrease of $2.9 million, or 58.2%, from $4.9 million for the three months ended December 31, 2019. The decrease was primarily due to the impact of lower market interest rates on certain assets subject to fair value accounting including a $1.6 million decrease in the fair value of loans held for sale, a $333 thousand decrease in the fair value of customer-related loan swaps, and a $166 thousand decrease in the value of servicing assets due mostly to the impact of prepayment assumptions. In addition, the prior quarter included a $650 thousand insurance recovery; there was no similar insurance recovery in the current quarter. These decreases were offset in part by lower net losses on sales of loans of $836 thousand.
Customer fees decreased $355 thousand, or 24.5%, during the three months ended March 31, 2020 due mostly to lower borrower loan fees, such as extension and exit fees.
Net loss on sale of loans, which includes premium recapture of previously sold loans, was $27 thousand for the three months ended March 31, 2020, compared to $863 thousand for the three months ended December 31, 2019. During the three months ended March 31, 2020, there were no loan sales, compared to sales of jumbo SFR mortgage loans of $8.0 million resulting in an aggregate loss of $837 thousand during the previous quarter.
Other income was $1.9 million for the three months ended March 31, 2020, compared to $3.4 million for the three months ended December 31, 2019. The $1.5 million decrease is primarily attributable to a $333 thousand decrease in the fair value of customer-related loan swaps. In addition, the prior quarter included a $650 thousand insurance recovery; there was no similar insurance recovery in the current quarter.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Noninterest income was $2.1 million for the three months ended March 31, 2020, a decrease of $4.2 million, or 67.3%, from $6.3 million for the three months ended March 31, 2019. The decrease in noninterest income during the three months ended March 31, 2020 was mainly due to lower fair value of loans held for sale, customer service fees, net gains on the sale of loans and securities and other income.
Customer fees decreased $419 thousand, or 27.7%, during the three months ended March 31, 2020 due mostly to lower borrower loan fees, such as extension fees.
Net gains on sale of securities available-for-sale decreased $208 thousand due to selling $132.2 million of non-agency commercial mortgage-backed securities resulting in a gain of $9 thousand and $365.3 million in collateralized loan obligations resulting in a gain of $143 thousand for the three months ended March 31, 2019. There were no securities sales in the first quarter of 2020.
Net loss on sale of loans decreased $1.6 million due to no sales of loans during the three months ended March 31, 2020 compared to sales of $243.2 million in jumbo SFR mortgage loans resulting in a gain of $1.6 million in the same 2019 period.
Other income was $1.9 million for the three months ended March 31, 2020, compared to $2.4 million in the comparable 2019 period. The $451 thousand decrease is primarily attributable to changes in interest rate swap fee income which totaled $3 thousand during the three months ended March 31, 2020, compared to $455 thousand in the comparable 2019 period.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Salaries and employee benefits	$23,436	$24,036	$28,439
Occupancy and equipment	7,243	7,900	7,686
Professional fees	5,964	2,611	11,041
Outside service fees	362	285	403
Data processing	1,773	1,684	1,496
Advertising	1,756	2,227	2,057
Regulatory assessments	484	1,854	2,482
Reversal of provision for loan repurchases	(600)	(360)	(116)
Amortization of intangible assets	429	454	620
Restructuring expense	—	1,626	2,795
All other expense	4,167	4,127	3,396
Noninterest expense before loss on investments in alternative energy partnerships	45,014	46,444	60,299
Loss on investments in alternative energy partnerships	1,905	1,039	1,950
Total noninterest expense	$46,919	$47,483	$62,249
Three Months Ended March 31, 2020 Compared to Three Months Ended December 31, 2019
Noninterest expense was $46.9 million for the three months ended March 31, 2020, a decrease of $564 thousand, or 1.2%, from $47.5 million for the three months ended December 31, 2019. The decrease was mainly due to lower salaries and employee benefits, occupancy and equipment, advertising, regulatory assessments, and restructuring expense, offset by higher professional fees, and loss on investments in alternative energy partnerships.
Salaries and employee benefits expense was $23.4 million for the three months ended March 31, 2020, a decrease of $600 thousand, or 2.5%, from $24.0 million for the three months ended December 31, 2019. The decrease was due to a lower number of employees, as the staff needed to drive the current operations continues to be refined, coupled with lower incentives, commissions, and temporary staff expenses.

Occupancy and equipment was $7.2 million for the three months ended March 31, 2020, a decrease of $657 thousand, or 8.3%, from $7.9 million for the three months ended December 31, 2019. The decrease was mainly due to the fourth quarter of 2019 including lease termination costs; there were no similar charges included in the current quarter.
Advertising costs were $1.8 million for the three months ended March 31, 2020, a decrease of $471 thousand, or 21.1%, from $2.2 million for the three months ended December 31, 2019. The decrease was mainly due to reductions in overall events and media spending.
Regulatory assessments were $484 thousand for the three months ended March 31, 2020, a decrease of $1.4 million, or 73.9%, from $1.9 million for the three months ended December 31, 2019. The decrease was mainly due to changes in our FDIC assessment rate as a result of reductions in our asset size and an FDIC assessment credit.
Restructuring expense was zero for the three months ended March 31, 2020, a decrease of $1.6 million, or 100.0%, from $1.6 million for the three months ended December 31, 2019. Restructuring expense during the fourth quarter of 2019 related to severance costs associated with the departure of certain executive officers.
Professional fees were $6.0 million for the three months ended March 31, 2020, an increase of $3.4 million, or 128.4%, from $2.6 million for the three months ended December 31, 2019. The increase was primarily a result of the timing of certain indemnified legal costs and recoveries compared to the prior quarter. The current quarter included $1.7 million of such legal costs compared to $3.6 million of such legal cost recoveries for the prior quarter. When these indemnified legal costs and recoveries are excluded, professional fees would have decreased $1.9 million from the prior quarter and this remaining decrease relates to lower audit fees and other legal costs.
Loss on investments in alternative energy partnerships was $1.9 million for the three months ended March 31, 2020, an increase of $866 thousand, from $1.0 million for the three months ended December 31, 2019. The increase in loss between periods was mainly due to increased loss sharing allocations and resulting higher HLBV losses.
All other expense for the three months ended March 31, 2020 includes an $850 thousand charge to settle and conclude a legacy loan sale claim from an acquired bank; there was no similar item in the prior quarter. All other expense also includes a the reversal of provision for loan repurchases, which increased $240 thousand and resulted in lower expenses. The reversal of provision for loan repurchases totaled $600 thousand for the three months ended March 31, 2020 compared to $360 thousand for the prior quarter.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Noninterest expense was $46.9 million for the three months ended March 31, 2020, a decrease of $15.3 million, or 24.6 percent, from $62.2 million for the three months ended March 31, 2019. The decrease was mainly due to reductions in salaries and employee benefits, professional fees, regulatory assessments, restructuring expense, partially offset by an increase in other expense.
Salaries and employee benefits expense was $23.4 million for the three months ended March 31, 2020, a decrease of $5.0 million, or 17.6 percent, from $28.4 million for the three months ended March 31, 2019. The decrease was primarily due to overall reductions in headcount between periods as a result of exiting the third-party mortgage origination ("TPMO") and brokered single family lending businesses during the first quarter of 2019.
Professional fees were $6.0 million for the three months ended March 31, 2020, a decrease of $5.1 million, or 46.0 percent, from $11.0 million for the three months ended March 31, 2019. The decrease was mainly due to overall reductions in indemnified legal fees, net of insurance recoveries, lower consulting fees for bank projects and initiatives, and lower legal expenses related to the now resolved SEC investigation and various other litigation.
Regulatory assessments were $484 thousand for the three months ended March 31, 2020, a decrease of $2.0 million, or 80.5 percent, from $2.5 million for the three months ended March 31, 2019. The decrease was mainly due to a reduction in our FDIC assessment rate given the decrease in our asset size.
For the three months ended March 31, 2020, there were no restructuring expenses. The comparable 2019 period included restructuring expenses of $2.8 million related to exiting the TPMO and brokered single family lending businesses and new CEO transition.
All other expense was $4.2 million for the three months ended March 31, 2020, an increase of $771 thousand, or 22.7 percent, from $3.4 million for the three months ended March 31, 2019. The increase was mainly due to an $850 thousand settlement to settle and conclude a legacy loan sale claim from an acquired bank recognized in 2020; there was no similar item in the comparable 2019 period. This increase was offset partially by a $486 thousand increase in the reversal of provision for loan repurchases, which totaled $600 thousand for the three months ended March 31, 2020 and $116 thousand for the same 2019 period.

Income Tax (Benefit) Expense
For the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, income tax (benefit) expense was $(2.2) million, $2.8 million and $2.7 million, resulting in an effective tax rate was 24.7%, 16.5% and 27.9%. The company’s 24.7% effective tax rate for the three months ended March 31, 2020 differs from the 21% statutory rate is due to the impact of state taxes as well as various tax credits. The income tax benefit during the first quarter of 2020 was mainly due to the $8.8 million pre-tax book loss recognized, as compared to pre-tax book income of $17.1 million and $9.8 million recognized during the three months ended December 31, 2019 and March 31, 2019. The full year estimated effective tax rate for 2020 is expected to be approximately 25%.
We use the flow-through income statement method to account for the annual investment tax credits forecasted to be earned on the solar investments in our annual effective tax rate. Under this method, the investment tax credits are recognized as a reduction to income tax expense and the initial book-tax difference in the basis of the investments are recognized as additional tax expense in the year they are earned.
For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
FINANCIAL CONDITION
Investment Securities
At March 31, 2020, all of our investment securities were classified as available-for-sale.
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB advances, Federal Reserve Discount Window capacity, repurchase agreements and certain public deposits.
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$100,971	$104,021	$3,050	$37,613	$36,456	$(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	140,797	139,419	(1,378)	91,543	91,299	(244)
Municipal securities	52,985	54,385	1,400	52,997	52,689	(308)
Non-agency residential mortgage-backed securities	163	160	(3)	191	196	5
Collateralized loan obligations	703,605	623,571	(80,034)	733,605	718,361	(15,244)
Corporate debt securities	47,658	47,871	213	13,500	13,579	79
Total securities available-for-sale	$1,046,179	$969,427	$(76,752)	$929,449	$912,580	$(16,869)
Securities available-for-sale were $969.4 million at March 31, 2020, an increase of $56.8 million, or 6.2%, from $912.6 million at December 31, 2019. The increase was mainly due to purchases of $147.4 million including $113.3 million in U.S. government agency securities and $34.2 million in corporate debt securities, offset by a $30.0 million pay-off of one CLO holding and net unrealized losses of $59.9 million.
CLOs totaled $623.6 million and $718.4 million at March 31, 2020 and December 31, 2019. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA rated to equity tranches. At March 31, 2020, all of our CLO holdings were AAA and AA rated. As all CLOs are also rated above investment grade credit ratings and were diversified across issuers, we believe that these CLOs enhance our liquidity position. We also maintain pre-purchase due diligence and ongoing review procedures through a dedicated credit administration team. The ongoing review process includes monitoring of performance factors including external credit ratings, collateralization levels, collateral concentration levels and other performance factors. We only acquire CLOs that we believes are Volcker Rule compliant.

We did not record credit impairment for any investment securities for the three months ended March 31, 2020 or 2019. We monitor our securities portfolio to ensure it has adequate credit support. As of March 31, 2020, we believe there was no credit impairment and did not have the intent to sell securities with fair value below amortized cost at March 31, 2020, and that it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of March 31, 2020, all of our investment securities in an unrealized loss position received an investment grade credit rating. Although credit spreads widened during the quarter, the decline in fair value is attributable to a combination of changes in interest rates and general volatility in the credit market conditions.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and yield information of the investment securities portfolio as of March 31, 2020:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$29,993	2.20%	$74,028	2.36%	$104,021	2.32%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	118,165	2.09%	11,060	2.34%	10,194	2.43%	—	—%	139,419	2.14%
Municipal securities	—	—%	—	—%	—	—%	54,385	2.79%	54,385	2.79%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	160	5.46%	160	5.46%
Collateralized loan obligations	623,571	3.43%	—	—%	—	—%	—	—%	623,571	3.43%
Corporate debt securities	—	—%	28,207	3.70%	19,664	4.21%	—	—%	47,871	3.91%
Total securities available-for-sale	$741,736	3.22%	$39,267	3.32%	$59,851	2.90%	$128,573	2.55%	$969,427	3.14%

Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $20.2 million and $22.6 million, respectively, at March 31, 2020 and December 31, 2019 and consisted mainly of repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that were delinquent more than 90 days and subject to a repurchase option by us. The $2.4 million, or 10.6%, decrease was mainly due to payoffs of $0.8 million and a decrease in fair value of $1.6 million.
Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,578,223	$1,691,270	$(113,047)	(6.7)%
Commercial real estate	810,024	818,817	(8,793)	(1.1)%
Multifamily	1,466,083	1,494,528	(28,445)	(1.9)%
SBA	70,583	70,981	(398)	(0.6)%
Construction	227,947	231,350	(3,403)	(1.5)%
Consumer:
Single family residential mortgage	1,467,375	1,590,774	(123,399)	(7.8)%
Other consumer	47,229	54,165	(6,936)	(12.8)%
Total loans(1)	5,667,464	5,951,885	(284,421)	(4.8)%
Allowance for loan losses	(78,243)	(57,649)	(20,594)	35.7%
Total loans receivable, net	$5,589,221	$5,894,236	$(305,015)	(5.2)%

(1)	Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net of $13.2 million and $14.3 million, respectively, at March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020, loans decreased $305.0 million, or 5.2%, to $5.59 billion due mostly to lower single-family residential mortgage loans of $123.4 million, lower commercial and industrial (C&I) loans of $113.0 million, and lower multifamily loans of $28.4 million. The decline in single-family residential is attributed to accelerated payoffs as the loans refinance away in the lower rate environment and proceeds are invested in other core business loans. The decline in C&I loans is primarily in response to strategically reducing certain credit facilities in response to the changed economic landscape and corresponding lower outstanding balances. The impact of the COVID-19 pandemic tempered loan production for the last part of the quarter and we did not experience any significant increase in credit line usage.
We continue to remix our real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. We are no longer originating single-family residential mortgage loans. Single-family residential mortgage and multifamily loans comprise 51.8% of the total held-for-investment loan portfolio as compared to 58.7% one year ago. Commercial real estate loans comprised 14.3% of the loan portfolio and commercial and industrial loans constituted 27.9%. Currently, loans secured by residential real estate (single-family, multifamily, single-family construction, and credit facilities) represent approximately 83% of our total loans outstanding.

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress, as demonstrated by the following (as a percentage of total outstanding C&I loan balances):

	March 31, 2020
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and insurance	$872,049	55%
Real estate and rental and leasing	205,206	13%
Retail trade	116,202	7%
Manufacturing	73,299	5%
Healthcare and social assistance	54,091	3%
Wholesale trade	43,285	3%
Accommodation and food services	31,867	2%
All other	182,224	12%
	$1,578,223	100%

Non-Traditional Mortgage Portfolio ("NTM")
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2020 and December 31, 2019, the NTM portfolio totaled $560.1 million, or 9.9 percent of the total gross loan portfolio, and $600.7 million, or 10.1 percent of the total gross loan portfolio, respectively. The total NTM portfolio decreased by $40.6 million, or 6.8 percent. during the three months ended March 31, 2020. The decrease was primarily due to principal paydowns and payoffs.
The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (FICO) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVMs) to confirm collateral values. We no longer originate NTM loans.
Green Loans totaled $47.8 million at March 31, 2020, a decrease of $4.5 million, or 8.5% from $52.3 million at December 31, 2019, primarily due to principal paydowns and payoffs. The NTM loans on non-accrual status included $4.7 million of Green loans and $10.9 million of interest-only loans at March 31, 2020 compared to $1.5 million of Green loans and $11.5 million of interest-only loans at December 31, 2019.
The following table presents our Green Loans first lien portfolio at March 31, 2020 by FICO scores that were obtained during the quarter ended March 31, 2020, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2019:

	By FICO Scores Obtained During the Quarter Ended March 31, 2020			By FICO Scores Obtained During the Quarter Ended December 31, 2019			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	13	$2,230	4.9%	13	$3,509	7.0%	—	$(1,279)	(36.4)%
700-799	32	21,200	46.2%	38	27,011	54.1%	(6)	(5,811)	(21.5)%
600-699	13	15,766	34.3%	10	12,400	24.8%	3	3,366	27.1%
<600	4	2,994	6.5%	5	3,286	6.6%	(1)	(292)	(8.9)%
No FICO	3	3,723	8.1%	3	3,753	7.5%	—	(30)	(0.8)%
Totals	65	$45,913	100.0%	69	$49,959	100.0%	(4)	$(4,046)	(8.1)%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per our policy. The table below represents our single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
March 31, 2020
< 61%	53	$38,168	83.1%	212	$322,071	63.2%	8	$2,359	100.0%	273	$362,598	65.0%
61-80%	10	7,119	15.5%	131	177,985	34.9%	—	—	—%	141	185,104	33.2%
81-100%	2	626	1.4%	4	4,535	0.9%	—	—	—%	6	5,161	0.9%
> 100%	—	—	—%	2	5,301	1.0%	—	—	—%	2	5,301	0.9%
Total	65	$45,913	100.0%	349	$509,892	100.0%	8	$2,359	100.0%	422	$558,164	100.0%
December 31, 2019
< 61%	54	$37,804	75.6%	231	$346,899	63.6%	9	$3,027	100.0%	294	$387,730	64.8%
61-80%	12	8,531	17.1%	136	183,664	33.7%	—	—	—%	148	192,195	32.1%
81-100%	3	3,624	7.3%	6	7,081	1.3%	—	—	—%	9	10,705	1.8%
> 100%	—	—	—%	3	7,727	1.4%	—	—	—%	3	7,727	1.3%
Total	69	$49,959	100.0%	376	$545,371	100.0%	9	$3,027	100.0%	454	$598,357	100.0%

Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Non-accrual loans	56,471	43,354	13,117	30.3%
Total non-performing loans	56,471	43,354	13,117	30.3%
Other real estate owned	—	—	—	—%
Total non-performing assets	$56,471	$43,354	$13,117	30.3%
Performing restructured loans (1)	$6,101	$6,621	$(520)	(7.9)%
Total non-performing loans to total loans	1.00%	0.73%
Total non-performing assets to total assets	0.74%	0.55%
ACL to non-performing loans	138.55%	132.97%
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
Additional interest income of approximately $951 thousand would have been recorded during the three months ended March 31, 2020, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
Non-performing loans totaled $56.5 million as of March 31, 2020, of which $21.5 million or 38% of the balance relates to loans in a current payment status. The $13.1 million increase during the first quarter was primarily due to $14.1 million of loans being placed on nonaccrual status, offset by cured loans and payoffs. The quarter-end balance includes two large loans with delinquent payment status that comprise 45% of our total nonperforming loans, consisting of one $16.4 million legacy shared national credit and a $9.1 million SFR loan with a loan-to-value ratio of 67%. Aside from those two loans, nonperforming loans total $31.0 million, of which 49% relates to legacy single-family residential mortgage loans.

Troubled Debt Restructurings
Loans that we modify or restructure where the debtor is experiencing financial difficulties and makes a concession to the borrower in a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness are classified as troubled debt restructurings (“TDRs”). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and us is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.
At March 31, 2020 and December 31, 2019, we had 27 and 25 loans, respectively, with an aggregate balance of $27.0 million and $21.8 million, respectively, classified as TDRs. When a loan becomes a TDR, we cease accruing interest, and classify it as non-accrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the three months ended March 31, 2020 was primarily due to one commercial and industrial relationship.
At March 31, 2020, of the 27 loans classified as TDRs, 13 loans totaling $6.1 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2019, of the 25 loans classified as TDRs, 14 loans totaling $6.6 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
Troubled Debt Restructuring (TDR) Relief: Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking agencies have provided relief from TDR accounting. The main benefits of TDR relief include a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; aging of the loans is frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and the loans are generally not reported as non-accrual during the modification period.

Allowance for Credit Losses (ACL)
We maintain an ACL, which is comprised of our allowance for loan losses (ALL) and reserve for unfunded loan commitments. The allowance for loan losses is established to absorb expected credit losses in the loan portfolio. The ALL is based on an ongoing assessment of the expected credit losses in the loan portfolio. Our ACL methodology uses a nationally-recognized, third party model that includes many assumptions based on our historical and peer loss data, our current loan portfolio risk profile, and economic forecasts. We used economic forecasts released by our model provider during the last week of March which included the onset of the impact of the pandemic and related governmental and other reactions to the pandemic. These forecasts included a sharp contraction in annualized GDP growth and a sharp spike in near-term unemployment rates ranging from 8% to 13%, before returning to moderate long-term economic trends. Our visibility at the end of the quarter indicated that local unemployment was heading higher and that the economic recovery would likely be slower. Accordingly, we incorporated qualitative factors to account for this visibility at quarter end related to actual conditions and an economic outlook that was worse than the late March forecasts incorporated into the CECL model. As a result of the COVID-19 pandemic and adoption of CECL, we expect our ACL to continue to be impacted in future periods by economic volatility and changing economic forecasts, as well as the related impacts to CECL model assumptions, all of which may be better than or worse than our current estimate. The process involves subjective and complex judgments. In addition, we use adjustments for numerous factors including those found in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others. We evaluate all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The ACL also includes a separate reserve for unfunded loan commitments at a level that is considered adequate to cover the expected credit losses for the estimated level of funding of such loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At March 31, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $3.9 million and $4.1 million and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019
Allowance for credit losses:
Allowance for loan losses (ALL)	$78,243	$57,649
Reserve for unfunded loan commitments	3,888	4,064
Total allowance for credit losses (ACL)	$82,131	$61,713

ALL to total loans	1.38%	0.97%
ACL to total loans	1.45%	1.04%
The following table provides a summary of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814
Impact of adopting ASU 2016-13(1)	7,609	(1,226)	6,383	—	—	—
Loans charged off	(2,076)	—	(2,076)	(1,063)	—	(1,063)
Recoveries of loans previously charged off	350	—	350	244	—	244
Net charge-offs	(1,726)	—	(1,726)	(819)	—	(819)
Provision for credit losses	14,711	1,050	15,761	2,512	(414)	2,098
Balance at end of period	$78,243	$3,888	$82,131	$63,885	$4,208	$68,093

(1)
Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020. As a result of adopting ASU 2016-13, our methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather that the previously applied incurred loss methodology.

The ACL, which includes the reserve for unfunded loan commitments, totaled $82.1 million, or 1.45% of total loans at March 31, 2020 compared to $61.7 million or 1.04% at December 31, 2019. The $20.4 million increase in the allowance reflects a higher provision due to the earlier recognition of losses under CECL and the impact of the change in the economic forecast scenarios as of quarter end, including the expected impact of the COVID-19 pandemic on future losses. This increase includes a Day 1 transition adjustment amount of $6.4 million and a Day 2 provision of $15.8 million, offset by net charge-offs of $1.7 million. The net charge-offs included $1.1 million in C&I loans and $401 thousand in SFR mortgages. The allowance for loan losses coverage of non-performing loans was 139% at March 31, 2020 compared to 133% at December 31, 2019.

The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	March 31, 2020			December 31, 2019
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$23,573	$1,578,223	27.9%	$22,353	$1,691,270	28.4%
Commercial real estate	13,620	810,024	14.3%	5,941	818,817	13.8%
Multifamily	20,072	1,466,083	25.9%	11,405	1,494,528	25.1%
SBA	3,652	70,583	1.2%	3,120	70,981	1.2%
Construction	7,052	227,947	4.0%	3,906	231,350	3.9%
Consumer:
Single family residential mortgage	9,593	1,467,375	25.9%	10,486	1,590,774	26.7%
Other consumer	681	47,229	0.8%	438	54,165	0.9%
Total	$78,243	$5,667,464	100.0%	$57,649	$5,951,885	100.0%

The following table provides information regarding activity by loan class in the allowance for loan losses during the periods: indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
ALL at beginning of period	$57,649	$62,192
Impact of adopting ASU 2016-13(1)	7,609	—
Charge-offs:
Commercial and industrial	(1,164)	(93)
SBA	(356)	(356)
Single family residential mortgage	(552)	(526)
Other consumer	(4)	(88)
Total charge-offs	(2,076)	(1,063)
Recoveries:
Commercial and industrial	30	33
SBA	121	41
Lease financing	—	3
Single family residential mortgage	151	150
Other consumer	48	17
Total recoveries	350	244
Net charge-offs	(1,726)	(819)
Provision for credit losses	14,711	2,512
ALL at end of period	$78,243	$63,885
Average total loans held-for-investment	$5,758,537	$7,657,994
Total loans held-for-investment at end of period	$5,667,464	$7,557,200
Ratios:
Annualized net charge-offs to average total loans held-for-investment	0.12%	0.04%
ALL to total loans held-for-investment	1.38%	0.85%

(1)
Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020. As a result of adopting ASU 2016-13, our methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather that the previously applied incurred loss methodology.

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
As our respective investments in these entities are more than minor, we have significant influence, but not control, over the investee’s activities that most significantly impact its economic performance. As a result, we are required to apply the equity method of accounting, which generally prescribes applying the percentage ownership interest to the investee’s GAAP net income in order to determine the investor’s earnings or losses in a given period. However, because the liquidation rights, tax credit allocations and other benefits to investors can change upon the occurrence of specified events, application of the equity method based on the underlying ownership percentages would not accurately represent our investment. As a result, we apply the Hypothetical Liquidation at Book Value (“HLBV”) method of the equity method of accounting.
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

The following table presents the activity related to our investment in alternative energy partnerships for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Balance at beginning of period	$29,300	$28,988
New funding	3,631	—
Change in unfunded commitments	(3,225)	—
Cash distribution from investments	(454)	(460)
Gain (loss) on investments using HLBV method	(1,905)	(1,950)
Balance at end of period	$27,347	$26,578
Unfunded equity commitments	$—	$—
Our returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. The balance of these investments was $27.3 million and $29.3 million at March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020, we funded $3.6 million for our alternative energy partnerships and did not receive any return of capital from its alternative energy partnerships. During the three months ended March 31, 2019, we did not receive any return of capital and did not fund any amounts into these partnerships.
During the three months ended March 31, 2020 and 2019, we recognized a loss on investment of $1.9 million and $2.0 million through its HLBV application. The HLBV losses for the periods were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions. From an income tax benefit perspective, we recognized no investment tax credits during these periods; however, we recorded income tax benefit of $458 thousand and $527 thousand related to these investments for.the three months ended March 31, 2020 and 2019.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

($ in thousands)	March 31, 2020	December 31, 2019	Amount Change	Percentage Change
Noninterest-bearing deposits	$1,256,081	$1,088,516	$167,565	15.4%
Interest-bearing demand deposits	1,572,389	1,533,882	38,507	2.5%
Money market accounts	575,820	715,479	(139,659)	(19.5)%
Savings accounts	877,947	885,246	(7,299)	(0.8)%
Certificates of deposit of $250,000 or less	718,397	582,772	135,625	23.3%
Certificates of deposit of more than $250,000	562,204	621,272	(59,068)	(9.5)%
Total deposits	$5,562,838	$5,427,167	$135,671	2.5%
Total deposits were $5.56 billion at March 31, 2020, an increase of $135.7 million, or 2.5%, from $5.43 billion at December 31, 2019. We continue to focus on growing relationship-based deposits, strategically supplemented by wholesale funding, as we proactively drive our funding costs down. Noninterest-bearing deposits totaled $1.26 billion and represented 22.6% of total deposits at March 31, 2020 compared to $1.09 billion and 20.1% at December 31, 2019.
During the three months ended March 31, 2020, demand deposits increased by $206.1 million, consisting of increases of $167.6 million in noninterest-bearing deposits and $38.5 million in interest-bearing demand deposits. In addition, during the three months ended March 31, 2020, time deposits increased $76.6 million or 6.4% to $1.28 billion.
Brokered deposits were $218.7 million at March 31, 2020, an increase of $208.7 million from $10.0 million at December 31, 2019. The increase between periods is primarily related to brokered time deposits, which increased from zero to $208.7 million in the first quarter as we took advantage of attractive pricing in that market to reduce some of our remaining higher-cost interest bearing deposits.
The following table presents the scheduled maturities of certificates of deposit as of March 31, 2020:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$202,834	$218,159	$251,885	$45,519	$718,397
Certificates of deposit of more than $250,000	233,211	212,071	80,884	36,038	562,204
Total certificates of deposit	$436,045	$430,230	$332,769	$81,557	$1,280,601
Borrowings
We utilized Federal Home Loan Bank (“FHLB”) advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintained additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
Advances from the FHLB decreased $217.0 million, or 18.2%, to $978.0 million as of March 31, 2020, as a result of a $193.0 million net decrease in short-term and overnight advances with the FHLB and $24.0 million in maturities of long-term advances. As of March 31, 2020, the maturity dates of FHLB advances consisted of $90.0 million of overnight, $174.0 million maturing in three months or less, and $714.0 million maturing beyond three months. As of March 31, 2020, the overnight advance interest rate was 0.21%. We did not utilize repurchase agreements at March 31, 2020 or December 31, 2019.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long Term Debt
The following table presents our long term debt as of the dates indicated:

	March 31, 2020		December 31, 2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,521)	$175,000	$(1,579)
Total	$175,000	$(1,521)	$175,000	$(1,579)
We were in compliance with all covenants under our 5.25% senior notes due April 15, 2025 at March 31, 2020.
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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the three months ended March 31, 2020, the Bank paid no dividends to Banc of California, Inc. At March 31, 2020, Banc of California, Inc. had $52.6 million in cash, all of which was on deposit at the Bank.
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expires in February 2021. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. During the three months ended March 31, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and aggregating $12.0 million. Given current macroeconomic conditions and the yet-to-be-determined impacts of the COVID-19 crisis, we have suspended common stock repurchases for the immediate future.
During the three months ended March 31, 2020, we repurchased depositary shares representing shares of our Series D and Series E preferred stock. The aggregate total consideration for each Series D Depositary Share purchased was $1.5 million. The aggregate total consideration for each Series E Depositary Share purchased was $153 thousand. The $526 thousand difference between the consideration paid and the carrying value of the Series D Preferred Stock and Series E Preferred Stock was reclassified to retained earnings and resulted in an increase to net income allocated to common stockholders.
On a consolidated basis, we maintained $436.0 million of cash and cash equivalents, which was 5.7% of total assets at March 31, 2020. Our cash and cash equivalents increased by $62.5 million, or 16.7%, from $373.5 million, or 4.8% of total assets, at December 31, 2019. The increase was mainly due to the decrease in deposits and reductions in FHLB advances, offset by cash received from sales of investment securities and loans.
At March 31, 2020, we had available unused secured borrowing capacities of $921.4 million from FHLB and $15.9 million from Federal Reserve Discount Window, as well as $185.0 million from unused unsecured federal funds lines of credit. We also maintained repurchase agreements and had no outstanding securities sold under repurchase agreements at March 31, 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. We also had unpledged securities available-for-sale of $929.5 million at March 31, 2020.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of March 31, 2020. However, in light of the COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations. For a discussion of the related risk factors, please refer to Item 1A included in Part II of this Quarterly Report on Form 10-Q.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of March 31, 2020:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$110,113	$36,098	$61,310	$2,023	$10,682
Unused lines of credit	1,163,425	1,031,022	66,264	17,646	48,493
Standby letters of credit	5,714	5,490	113	91	20
Total commitments	$1,279,252	$1,072,610	$127,687	$19,760	$59,195
FHLB advances	$978,000	$467,000	$191,000	$20,000	$300,000
Long-term debt	175,000	—	—	—	175,000
Operating and capital lease obligations	25,242	6,879	7,549	4,049	6,765
Certificate of deposits	1,280,601	1,199,044	76,813	4,744	—
Total contractual obligations	$2,458,843	$1,672,923	$275,362	$28,793	$481,765
During the three months ended March 31, 2017, the Bank entered into certain definitive agreements which grant the Bank the exclusive naming rights to Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. In exchange for the Bank’s rights as set forth in the agreements, the Bank agreed to pay LAFC $100.0 million over a period of 15 years, beginning in 2017 and ending in 2032. The advertising benefits of such rights are amortized on a straight-line basis and recorded as advertising and promotion expense beginning in 2018. As of March 31, 2020, the Bank has paid $22.1 million of the $100.0 million commitment. The prepaid commitment balance, net of amortization, was $7.1 million as of March 31, 2020, which was recognized as a prepaid asset and included in other assets in the consolidated statements of financial condition. See Note 14 of Notes to Consolidated Financial Statements (unaudited) for additional information.
At March 31, 2020, we had unfunded commitments of $17.8 million, $7.6 million, and $501 thousand for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.
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
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Banc of California, Inc.
Total risk-based capital	$909,770	16.16%	$450,410	8.00%	N/A	N/A
Tier 1 risk-based capital	839,380	14.91%	337,808	6.00%	N/A	N/A
Common equity tier 1 capital	651,693	11.58%	253,356	4.50%	N/A	N/A
Tier 1 leverage	839,380	11.20%	299,849	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,019,884	18.21%	$448,013	8.00%	$560,016	10.00%
Tier 1 risk-based capital	949,854	16.96%	336,010	6.00%	448,013	8.00%
Common equity tier 1 capital	949,854	16.96%	252,007	4.50%	364,010	6.50%
Tier 1 leverage	949,854	12.67%	299,779	4.00%	374,724	5.00%
December 31, 2019
Banc of California, Inc.
Total risk-based capital	$921,892	15.90%	$463,950	8.00%	N/A	N/A
Tier 1 risk-based capital	860,179	14.83%	347,963	6.00%	N/A	N/A
Common equity tier 1 capital	670,355	11.56%	260,972	4.50%	N/A	N/A
Tier 1 leverage	860,179	10.89%	315,825	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,007,762	17.46%	$461,843	8.00%	$577,304	10.00%
Tier 1 risk-based capital	946,049	16.39%	346,382	6.00%	461,843	8.00%
Common equity tier 1 capital	946,049	16.39%	259,787	4.50%	375,247	6.50%
Tier 1 leverage	946,049	12.02%	314,707	4.00%	393,383	5.00%
Dividend Restrictions
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described below, any near term dividend by the Bank will require OCC approval. During the three months ended March 31, 2020, based on sufficient holding company liquidity, the Bank paid no dividends to Banc of California, Inc.
During the three months ended March 31, 2020, we declared and paid dividends on our common stock of $0.06 per share in addition to dividends on our preferred stock. Last year, in April 2019, our Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share. On August 23, 2019, we completed a partial tender offer of Series D and E Series preferred stock for total consideration of $19.4 million and $26.6 million. In connection with these repurchases, the OCC approved a dividend of $88.5 million from the Bank to Banc of California, Inc. The dividend exceeded the Bank’s eligible amount pursuant to 12 USC 60, as of September 30, 2019, and accordingly, any near term dividend payments by the Bank will require prior OCC approval.

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
At March 31, 2020, our interest rate risk profile reflects an “asset sensitive” position. We are naturally asset sensitive due to our large portfolio of rate-sensitive assets. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.

The following table presents the projected change in the Bank’s net portfolio value at March 31, 2020 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
March 31, 2020
+200 bps	$1,217,550	$105,491	9.5%	$225,414	$22,952	11.3%
+100 bps	1,180,703	68,644	6.2%	214,279	11,817	5.8%
0 bp	1,112,059			202,462
-100 bps	1,030,892	(81,167)	(7.3)%	197,426	(5,036)	(2.5)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2020 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On October 28, 2019, we entered into a Stipulation of Settlement (“Settlement Stipulation”) with the lead plaintiff to settle class action lawsuits that were previously consolidated in the United District Court for the Central District of California (the “Court”) under the caption In re Banc of California Securities Litigation, Case No. SACV 17-00118 AG, consolidated with SACV 17-00138 AG. Under the terms of the Settlement Stipulation, our insurance carriers will pay $19.75 million, which will be distributed to eligible shareholders who purchased Company stock between April 15, 2016 and January 20, 2017, after payment of attorney’s fees and costs, to be determined by the Court. We will not be required to contribute any cash to the settlement payments. Pursuant to the settlement, the action against us will be dismissed with prejudice. Plaintiff will also dismiss with prejudice its claims against our former Chief Executive Officer and Chairman Steven Sugarman. While we do not believe the plaintiff’s claims are meritorious, we believe that ending the costs and distraction of the litigation is in the best interests of the Company and our shareholders. On March 16, 2020 the Court gave final approval to the settlement, and that order is now final. The foregoing description of the settlement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the complete text of the settlement stipulation was filed with the Court.
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
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following risk factor which supplements the risk factors previously disclosed and should be considered in conjunction with the risk factors that appeared in our Annual report on Form 10-K for the year ended December 31, 2019.
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The Coronavirus Disease 2019 (“COVID-19”) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries, including commercial real estate and multifamily; (iv) significant reductions in the targeted federal funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter); and (v) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions.
We are prioritizing the safety of our clients and employees, and have temporarily closed a small number of branches and are operating with limited branch hours at others. Additionally, over 80% of our employees are working remotely. If these measures are not effective in serving our customers or affect the productivity of our associates, they may lead to significant disruptions in our business operations.
Many of our counterparties and third-party service providers have also been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides.
We are actively engaged with borrowers who are seeking payment relief and waiving certain fees for impacted clients. One method we have deployed is offering forbearance to qualifying clients making such requests.  For SFR loans, the deferments are 90 days in length and are patterned after the U.S. Department of Housing and Urban Development (“HUD”) guidelines.  With respect to our non-SFR loan portfolio, deferments are also 90 days in length.  These assistance efforts may adversely affect our revenue and results of operations.  In addition, if such measures are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.
Our earnings and cash flows are dependent to a large degree on net interest income (the difference between interest income from loans and investments and interest expense on deposits and borrowings). Net interest income is significantly affected by market rates of interest. The significant reductions to the federal funds rate has led to a decrease in the rates and yields on U.S. Treasury securities, in some cases declining below zero. If interest rates are reduced further in response to COVID-19, we expect that our net interest income will decline, perhaps significantly. The overall effect of lower interest rates cannot be predicted at this time and depends on future actions the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to the COVID-19 pandemic, and resulting economic conditions.
The effects of the COVID-19 pandemic on economic and market conditions have increased demands on our liquidity as we meet our clients’ needs. In addition, economic forecasts and market conditions have, among other things, negatively affected our capital and leverage ratios, increased our provision for credit losses and negatively impacted our unrealized losses on our investment portfolio. If these adverse developments persist, our capital and leverage ratios may continue to be adversely impacted. We have suspended common stock repurchases for the immediate future to preserve capital and liquidity in order to support our clients and employees.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.
Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the U.S. economy begins to recover. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q. Until the pandemic subsides, we may experience increased draws on credit facilities and we expect continued pressure on new loan production, reduced revenues from our lending businesses and increased credit losses in our lending portfolios. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
Common Stock:
From January 1, 2020 to January 31, 2020	2,256	$17.15	—	—
From February 1, 2020 to February 29, 2020	174,581	$16.83	174,514	—
From March 1, 2020 to March 31, 2020	674,135	$13.79	653,070	—
Total	850,972	$14.42	827,584	—

Preferred Stock (Depositary Shares):
From January 1, 2020 to January 31, 2020	—	$—	—	—
From February 1, 2020 to February 29, 2020	—	$—	—	—
From March 1, 2020 to March 31, 2020	88,704	$18.12	—	—
Total	88,704	$18.12	—	—
During the three months ended March 31, 2020, purchases of shares of common stock related to shares purchased under the previously announced stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
On February 10, 2020, we announced a repurchase program of up to $45 million of our common stock. The repurchase authorization expires in February 2021. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions.

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
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 11, 2020	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	May 11, 2020	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer and Director of Treasury (Principal Accounting Officer)