Form 10-Q
period 2020-06-30
BANC OF CALIFORNIA, INC.
filed 2020-08-10
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 3, 2020, the registrant had outstanding 49,754,330 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2020

Forward-Looking Statements
When used in this report and in public stockholder communications, in other documents of Banc of California, Inc. (the Company, we, us and our) filed with or furnished to the Securities and Exchange Commission (the SEC), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items of Banc of California Inc. and its affiliates (the "Company", "we", "us" or "our"), as well as the continuing effects of the COVID-19 pandemic on the Company’s business, operations, financial performance and prospects. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
i.the costs and effects of litigation, including legal fees and other expenses, settlements and judgments;
ii.the effect of the novel coronavirus (COVID-19) pandemic and steps taken by governmental and other authorities to contain, mitigate, and combat the pandemic on our business, operations, loan portfolio, financial performance, and prospects;
iii.the risk that the benefits we realize from exiting the third party mortgage origination and brokered single family residential lending business will be less than anticipated and that the costs we incur from exiting that business will be greater than anticipated;
iv.the risk that we will not be successful in the implementation of our capital utilization strategy and our other strategies for transitioning to a traditional community bank;
v.our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or our bank subsidiary or repurchases of our common or preferred stock;
vi.risks that any merger and acquisition transactions of the Company may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies, and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;
vii.fluctuations in the demand for loans and fluctuations in commercial and residential real estate values in our market area;
viii.the credit risks of lending activities, which may be affected by deterioration in real estate markets, the financial condition of borrowers, and the operational risk of lending activities, including but not limited to, the effectiveness of our underwriting practices and the risk of fraud; any of which may lead to increased loan delinquencies, losses, and non-performing assets in our loan portfolio which may result in our allowance for credit losses not being adequate and require us to materially increase our credit loss reserves;
ix.the Financial Accounting Standards Board's Current Expected Credit Loss accounting standard, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses;
x.the quality and composition of our securities portfolio, particularly the credit risks within our collateralized loan obligation investment portfolio and other asset classes;
xi.errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;
xii.changes in general economic conditions, either nationally or in our market areas, or changes in financial markets;
xiii.continuation of, or changes in, the short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin, and funding sources;
xiv.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;
xv.results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for credit losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, any of which could adversely affect our liquidity and earnings;
xvi.legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes;
xvii.our ability to control operating costs and expenses;
xviii.staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
xix.the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;
xx.failures or security breaches with respect to the network and computer systems on which we depend;
xxi.our ability to attract and retain key members of our senior management team;
xxii.increased competitive pressures among financial services companies;
xxiii.changes in consumer spending, borrowing and saving habits;
xxiv.the effects of severe weather, natural disasters, pandemics, acts of war or terrorism and other external events on our business;
xxv.the ability of key third-party providers to perform their obligations to us;
xxvi.changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
xxvii.share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us; and
xxviii.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Further, statements about the continuing effects of the COVID-19 pandemic on our business, operations, financial performance, and prospects may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable, and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our clients, third parties, and us.
We undertake no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$23,394	$28,890
Interest-earning deposits in financial institutions	397,246	344,582
Total cash and cash equivalents	420,640	373,472
Securities available-for-sale, at fair value	1,176,029	912,580
Loans held-for-sale, carried at fair value	19,768	22,642
Loans receivable	5,627,696	5,951,885
Allowance for credit losses - loans	(90,370)	(57,649)
Loans receivable, net	5,537,326	5,894,236
Federal Home Loan Bank and other bank stock, at cost	46,585	59,420
Premises, equipment, net	125,247	128,021
Bank owned life insurance	110,487	109,819
Operating lease right-of-use assets	19,408	22,540
Investments in alternative energy partnerships, net	26,967	29,300
Deferred income taxes, net	48,288	44,906
Income tax receivable	13,094	4,233
Goodwill	37,144	37,144
Other intangible assets, net	3,292	4,151
Other assets	185,863	185,946
Total assets	$7,770,138	$7,828,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,391,504	$1,088,516
Interest-bearing deposits	4,645,961	4,338,651
Total deposits	6,037,465	5,427,167
Federal Home Loan Bank advances, net	617,170	1,195,000
Long-term debt, net	173,537	173,421
Reserve for loss on repurchased loans	5,567	6,201
Operating lease liabilities	20,531	23,692
Accrued expenses and other liabilities	68,909	95,684
Total liabilities	6,923,179	6,921,165
Commitments and contingent liabilities
Preferred stock	185,037	189,825
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 52,161,922 shares issued and 49,750,958 shares outstanding at June 30, 2020; 51,997,061 shares issued and 50,413,681 shares outstanding at December 31, 2019	522	520
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at June 30, 2020 and at December 31, 2019	5	5
Additional paid-in capital	632,117	629,848
Retained earnings	85,670	127,733
Treasury stock, at cost (2,410,964 and 1,583,380 shares at June 30, 2020 and December 31, 2019)	(40,827)	(28,786)
Accumulated other comprehensive loss, net	(15,565)	(11,900)
Total stockholders’ equity	846,959	907,245
Total liabilities and stockholders’ equity	$7,770,138	$7,828,410
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
Interest and dividend income
Loans, including fees	$63,642	$65,534	$89,159	$129,176	$179,717
Securities	7,816	7,820	12,457	15,636	30,298
Other interest-earning assets	1,239	1,360	2,424	2,599	4,737
Total interest and dividend income	72,697	74,714	104,040	147,411	214,752
Interest expense
Deposits	10,205	14,611	28,598	24,816	60,041
Federal Home Loan Bank advances	4,818	5,883	8,289	10,701	17,370
Securities sold under repurchase agreements	2	—	16	2	34
Long-term debt and other interest-bearing liabilities	2,357	2,359	2,357	4,716	4,719
Total interest expense	17,382	22,853	39,260	40,235	82,164
Net interest income	55,315	51,861	64,780	107,176	132,588
Provision for (reversal of) credit losses	11,826	15,761	(1,900)	27,587	198
Net interest income after provision for (reversal of) credit losses	43,489	36,100	66,680	79,589	132,390
Noninterest income
Customer service fees	1,224	1,096	1,434	2,320	2,949
Loan servicing income	95	75	121	170	239
Income from bank owned life insurance	591	578	580	1,169	1,105
Net gain on sale of securities available-for-sale	2,011	—	—	2,011	208
Fair value adjustment for loans held-for-sale	25	(1,586)	59	(1,561)	60
Net (loss) gain on sale of loans	—	(27)	2,767	(27)	4,319
Other income (loss)	1,582	1,925	(7,251)	3,507	(4,875)
Total noninterest income (loss)	5,528	2,061	(2,290)	7,589	4,005
Noninterest expense
Salaries and employee benefits	24,260	23,436	27,506	47,696	55,945
Naming rights termination	26,769	—	—	26,769	—
Occupancy and equipment	7,090	7,243	7,955	14,333	15,641
Professional fees	4,596	5,964	(2,903)	10,560	8,138
Data processing	1,536	1,773	1,672	3,309	3,168
Advertising and promotion	1,157	1,756	2,048	2,913	4,105
Regulatory assessments	725	484	2,136	1,209	4,618
(Gain) loss on investments in alternative energy partnerships	(167)	1,905	(355)	1,738	1,595
Reversal of provision for loan repurchases	(34)	(600)	(61)	(634)	(177)
Amortization of intangible assets	430	429	621	859	1,241
Restructuring (reversal) expense	—	—	(158)	—	2,637
All other expense	6,408	4,529	5,039	10,937	8,838
Total noninterest expense	72,770	46,919	43,500	119,689	105,749
(Loss) income from operations before income taxes	(23,753)	(8,758)	20,890	(32,511)	30,646
Income tax (benefit) expense	(5,304)	(2,165)	4,308	(7,469)	7,027
Net (loss) income	(18,449)	(6,593)	16,582	(25,042)	23,619
Preferred stock dividends	3,442	3,533	4,308	6,975	8,616
Income allocated to participating securities	—	—	271	—	153
Participating securities dividends	94	94	94	188	295
Impact of preferred stock redemption	(49)	(526)	—	(575)	—
Net (loss) income available to common stockholders	$(21,936)	$(9,694)	$11,909	$(31,630)	$14,555
(Loss) earnings per common share:
Basic	$(0.44)	$(0.19)	$0.23	$(0.63)	$0.29
Diluted	$(0.44)	$(0.19)	$0.23	$(0.63)	$0.29
(Loss) earnings per class B common share:
Basic	$(0.44)	$(0.19)	$0.23	$(0.63)	$0.29
Diluted	$(0.44)	$(0.19)	$0.23	$(0.63)	$0.29
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
Net (loss) income	$(18,449)	$(6,593)	$16,582	$(25,042)	$23,619
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	40,002	(42,248)	5,423	(2,246)	11,596
Reclassification adjustment for (gain) loss included in net (loss) income	(1,419)	—	—	(1,419)	(147)
Total change in unrealized gain (loss) on available-for-sale securities	38,583	(42,248)	5,423	(3,665)	11,449
Total other comprehensive income (loss)	38,583	(42,248)	5,423	(3,665)	11,449
Comprehensive income (loss)	$20,134	$(48,841)	$22,005	$(28,707)	$35,068

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended June 30, 2020
Balance at March 31, 2020	$187,687	$520	$5	$631,125	$110,640	$(40,827)	$(54,148)	$835,002
Comprehensive loss:
Net loss	—	—	—	—	(18,449)	—	—	(18,449)
Other comprehensive income, net	—	—	—	—	—	—	38,583	38,583
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(2,650)	—	—	—	49	—	—	(2,601)
Share-based compensation expense	—	—	—	1,470	—	—	—	1,470
Restricted stock surrendered due to employee tax liability	—	—	—	(476)	—	—	—	(476)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(28)	—	—	(28)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,006)	—	—	(3,006)
Preferred stock dividends	—	—	—	—	(3,442)	—	—	(3,442)
Balance at June 30, 2020	$185,037	$522	$5	$632,117	$85,670	$(40,827)	$(15,565)	$846,959

Three Months Ended June 30, 2019
Balance at March 31, 2019	$231,128	$518	$5	$626,608	$136,943	$(28,786)	$(18,091)	$948,325
Comprehensive income:
Net income	—	—	—	—	16,582	—	—	16,582
Other comprehensive income, net	—	—	—	—	—	—	5,423	5,423
Issuance of common stock	—	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	—	1,497	—	—	—	1,497
Restricted stock surrendered due to employee tax liability	—	—	—	(797)	—	—	—	(797)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(26)	—	—	(26)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,058)	—	—	(3,058)
Preferred stock dividends	—	—	—	—	(4,308)	—	—	(4,308)
Balance at June 30, 2019	$231,128	$520	$5	$627,306	$146,039	$(28,786)	$(12,668)	$963,544
Six Months Ended June 30, 2020
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)	$(11,900)	$907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive loss:
Net loss	—	—	—	—	(25,042)	—	—	(25,042)
Other comprehensive loss, net	—	—	—	—	—	—	(3,665)	(3,665)
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(4,788)	—	—	—	575	—	—	(4,213)
Purchase of 827,584 shares of treasury stock	—	—	—	—	—	(12,041)	—	(12,041)
Share-based compensation expense	—	—	—	3,046	—	—	—	3,046
Restricted stock surrendered due to employee tax liability	—	—	—	(775)	—	—	—	(775)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(47)	—	—	(47)
Stock appreciation right dividend equivalents	—	—	—	—	(188)	—	—	(188)
Dividends declared ($0.12 per common share)	—	—	—	—	(5,883)	—	—	(5,883)
Preferred stock dividends	—	—	—	—	(6,975)	—	—	(6,975)
Balance at June 30, 2020	$185,037	$522	$5	$632,117	$85,670	$(40,827)	$(15,565)	$846,959

Six Months Ended June 30, 2019
Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)	$945,534
Comprehensive income:
Net income	—	—	—	—	23,619	—	—	23,619
Other comprehensive income, net	—	—	—	—	—	—	11,449	11,449
Issuance of common stock	—	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	—	2,350	—	—	—	2,350
Restricted stock surrendered due to employee tax liability	—	—	—	(876)	—	—	—	(876)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(76)	—	—	(76)
Stock appreciation right dividend equivalents	—	—	—	—	(296)	—	—	(296)
Dividends declared ($0.19 per common share)	—	—	—	—	(9,544)	—	—	(9,544)
Preferred stock dividends	—	—	—	—	(8,616)	—	—	(8,616)
Balance at June 30, 2019	$231,128	$520	$5	$627,306	$146,039	$(28,786)	$(12,668)	$963,544
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(25,042)	$23,619
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Provision for credit losses	27,587	198
Reversal of provision for loan repurchases	(634)	(177)
Depreciation on premises and equipment	8,404	5,290
Amortization of intangible assets	859	1,241
Amortization of debt issuance costs	139	83
Net amortization of premium on securities	258	649
Net amortization of deferred loan costs and fees	(553)	83
Accretion of discounts on purchased loans	(355)	(125)
Write-off of other assets related to naming rights termination, net	6,669	—
Debt extinguishment fee	2,515	—
Deferred income tax (benefit) expense	(71)	1,841
Bank owned life insurance income	(1,169)	(1,105)
Share-based compensation expense	3,046	2,350
Loss on interest rate swaps	288	9,583
Loss on investments in alternative energy partnerships and affordable housing investments	4,033	2,785
Impairment on capitalized software projects	157	835
Fair value adjustment for loans held-for-sale	1,561	(60)
Net loss (gain) on sale of loans	27	(4,319)
Net gain on sale of securities available-for-sale	(2,011)	(208)
Loss on sale or disposal of property and equipment	106	9
Repurchase of mortgage loans	—	(699)
Proceeds from sales of and principal collected on loans held-for-sale	613	3,849
Proceeds from sales of and principal collected on other loans held-for-sale	—	426
Change in accrued interest receivable and other assets	1,119	(14,593)
Change in accrued interest payable and other liabilities	(30,093)	(5,341)
Net cash (used in) provided by operating activities	(2,547)	26,214

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	22,728	782,019
Proceeds from maturities and calls of securities available-for-sale	30,000	38,029
Proceeds from principal repayments of securities available-for-sale	2,971	20,538
Purchases of securities available-for-sale	(322,590)	—
Cash received from bank-owned life insurance	501	—
Loan originations and principal collections, net	349,818	(149,182)
Purchase of loans and leases	(25,839)	—
Redemption of Federal Home Loan Bank stock	22,171	29,760
Purchase of Federal Home Loan Bank and other bank stock	(9,336)	(38,039)
Proceeds from sale of loans	—	558,021
Proceeds from sale of other real estate owned	—	551
Purchases of premises and equipment	(3,467)	(5,967)
Payments of capital lease obligations	(266)	(259)
Funding of equity investment	(14,201)	(1,501)
(Increase) decrease in investments in alternative energy partnerships	(2,630)	760
Net cash provided by investing activities	49,860	1,234,730

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	610,298	(1,624,354)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(447,000)	305,000
Repayment of long-term Federal Home Loan Bank advances	(235,000)	—
Proceeds from long-term Federal Home Loan Bank advances	111,000	—
Debt extinguishment and financing fees paid	(9,368)	—
Redemption of preferred stock	(4,213)	—
Purchase of treasury stock	(12,041)	—
Purchase of restricted stock surrendered due to employee tax liability	(775)	(876)
Dividend equivalents paid on stock appreciation rights	(188)	(296)
Dividends paid on preferred stock	(6,975)	(8,616)
Dividends paid on common stock	(5,883)	(9,544)
Net cash used in financing activities	(145)	(1,338,686)
Net change in cash and cash equivalents	47,168	(77,742)
Cash and cash equivalents at beginning of period	373,472	391,592
Cash and cash equivalents at end of period	$420,640	$313,850

Supplemental cash flow information
Interest paid on deposits and borrowed funds	40,626	85,733
Income taxes paid	62	2,822
Income taxes refunds received	—	7

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	—	276
Transfer of loans held-for-investment to loans held-for-sale	—	1,127,339
Equipment acquired under capital leases	30	40
Operating lease right-of-use assets recognized	—	27,421
Operating lease liabilities recognized	—	28,822
Impact of adoption of ASU 2016-13 on retained earnings	(4,503)	—

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us, and our) is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Santa Ana, California and incorporated under the laws of Maryland. Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”) and its wholly-owned subsidiary, Banc of California, National Association (the Bank), operates under a national bank charter issued by the Office of the Comptroller of the Currency (“OCC”), the Bank's primary regulator. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (“FDIC”).
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 31 full-service branches located throughout Southern California as of June 30, 2020.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by us with the SEC. The December 31, 2019 consolidated statements of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation, including i) reclassification of the provision for losses on unfunded loan commitments from being included in other noninterest expense to being included within provision for credit losses, ii) showing the unrealized fair value adjustment for loans held-for-sale separate from the realized net (loss) gain on sale of loans, and iii) reclassification of outside services expense from "outside services fees" to "all other expense" in the consolidated statements of operations.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Adopted Accounting Pronouncements:
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for available-for-sale (“AFS”) debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit quality.
We adopted ASU 2016-13 using the modified retrospective method for our financial assets measured at cost, including loans receivable and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2020 are reported under ASU 2016-13 (or Accounting Standards Codification 326), while prior period results continue to be reported under the previously applicable GAAP. The adoption of ASU 2016-13 on January 1, 2020 resulted in an increase of $6.4 million to our allowance for credit losses and an after-tax net decrease in retained earnings of $4.5 million. This transition adjustment reflects the development of our models to estimate lifetime expected credit losses on our loans, unfunded commitments, and other off-balance sheet credit exposure primarily using a lifetime loss methodology.

The following table presents the impact of adopting ASU 2016-13 on January 1, 2020:

($ in thousands)	As Reported Under ASC 326	Pre- ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses - loans
Commercial:
Commercial and industrial	$23,015	$22,353	$662
Commercial real estate	10,788	5,941	4,847
Multifamily	13,214	11,405	1,809
SBA	3,508	3,120	388
Construction	4,009	3,906	103
Consumer:
Single family residential mortgage	10,066	10,486	(420)
Other consumer	658	438	220
Total	65,258	57,649	7,609

Liabilities:
Allowance for credit losses - unfunded loan commitments	$2,838	$4,064	$(1,226)
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, except for the accounting for loans and the allowance for credit losses, the allowance for credit losses on unfunded loan commitments, troubled debt restructurings, and available-for-sale debt securities as described below.
Allowance for Credit Losses (ACL): The ACL is a reserve established through a provision for credit loss expense and represents management’s best estimate of the net amount expected to be collected from loans receivable as of the date of the consolidated statements of financial condition. Confirmed losses are charged against the ACL. Subsequent recoveries, if any, are credited to the ACL. We perform an analysis of the adequacy of the ACL at least quarterly. Management estimates the required ACL balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The ACL consists of; (i) a specific allowance established for probable losses on individually identified impaired loans, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the life of loan; and (iii) a qualitative allowance to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of our underwriting, other credit-related processes, and other credit risk factors such as concentration risk. Accrued interest is excluded from our expected credit loss estimates.
Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments, as appropriate. The contractual term excludes expected extensions and renewals unless those extension or renewal options are included in the underlying contract and we do not have the ability to unconditionally cancel. The contractual term also excludes expected modifications unless management has a reasonable expectation, at the reporting period, that a troubled debt restructuring will be executed.
A loan is deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure expected credit losses on all impaired loans individually under the guidance of ASC 326, Receivables, primarily through the evaluation of collateral values and estimated cash flows expected to be collected. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Loans for which the terms have been modified by granting a concession that normally would not be provided and where the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDRs”) and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls, generally, are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The impairment amount on a collateral dependent loan is generally charged-off to the ACL and the impairment amount on a loan, that is not collateral dependent, is set-up as a specific reserve. TDRs are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. For TDRs that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the ACL.
At June 30, 2020, the following loan portfolio segments have been identified:
•Commercial and industrial (general commercial and industrial, warehouse lending, and indirect/direct leveraged lending)
•Commercial real estate
•Multifamily
•Small Business Administration (“SBA”)
•Construction
•SFR - 1st deeds of trust (generally SFR mortgage and other)
•Other consumer (HELOC and other)
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their obligations such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.
Loans secured by multifamily and commercial real estate properties generally involve a greater degree of credit risk than SFR mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial and industrial loans are also considered to have a greater degree of credit risk than SFR mortgage loans due to the fact commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent, in part, upon general economic conditions). SBA loans are similar to commercial and industrial loans, however, they have additional credit enhancement in the form of a guaranty provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150 thousand and 75% of the loan amount for loans of more than $150 thousand. SBA loans originated as part of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) have additional credit enhancement provided by the U.S. Small Business Administration for up to 100% of the loan amount. As of June 30, 2020, we funded $240.7 million in PPP loans. During the three months ended June 30, 2020, we collected $7.5 million in fees on PPP loans funded during the quarter, which will be recognized over their estimated life of 9 months. The 9 months estimated life of PPP loans is based on our understanding of our clients' cash use, expected forgiveness probability, and loan forgiveness process. The availability of funds for the repayment of financing may be substantially dependent on the success of the business itself which is often dependent, in part, upon general economic conditions. Consumer loans may have greater risk than SFR mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Green Loans are considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular third party automated valuation models (“AVMs”) of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the property values have declined to levels less than the original loan to value (“LTV”) ratios, or other levels deemed prudent by us, we may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.
On interest only loans, we project future payment changes to determine if there will be a material increase in the required payment and then monitor the loans for possible delinquency. Individual loans are monitored for possible downgrading of risk rating.
Troubled Debt Restructurings: A loan is identified as a TDR when a borrower is experiencing financial difficulties and, for economic or legal reasons related to these difficulties, we grant a concession to the borrower in the restructuring that we would not otherwise consider. We have granted a concession when, as a result of the restructuring to a troubled borrower, we do not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.
Our policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance under the restructured terms of the loan for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months, through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is our policy to continue to base our measure of loan impairment on the contractual terms specified by the loan agreement.
Troubled Debt Restructuring (TDR) Relief: Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking regulatory agencies have provided relief from TDR accounting. The main benefits of TDR relief include 1) a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; 2) a delinquency status benefit, as the aging of loans are frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and 3) a non-accrual status benefit as the loans are generally not reported as non-accrual during the modification period.
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
Available-for-Sale Debt Securities: Available-for-sale debt securities are analyzed for credit losses under ASC 326, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses is established for losses on available-for-sale debt securities due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Available-for-sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on non-accrual status, unpaid interest recognized as interest income is reversed.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The ACL, reserve for loss on repurchased loans, reserve for unfunded loan commitments, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking, other derivatives, Hypothetical Liquidation at Book Value (“HLBV”) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Recent Accounting Guidance, Not Yet Effective: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in this Update simplify the accounting for income taxes by removing certain exceptions for investments, intra-period allocations, and interim calculations, and add guidance to reduce the complexity of applying Topic 740. This ASU will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We will adopt this guidance on January 1, 2021. We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance, for a limited period of time, to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant topic or industry subtopic within the codification that contains the guidance that otherwise would be required to be applied. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are in the process of evaluating the potential impact the discontinuation of LIBOR will have on our contracts and expect to elect the optional expedients and exceptions set forth in the amendments.

NOTE 2 – FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy
ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The topic describes three levels of inputs that may be used to measure fair value:
•Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at June 30, 2020 or December 31, 2019.
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
Derivative Assets and Liabilities:
Interest Rate Swaps and Caps. We offer interest rate swap and cap products to certain loan clients to allow them to hedge the risk of rising interest rates on their variable rate loans. We originate a variable rate loan and enter into a variable-to-fixed interest rate swap with the client. We also enter into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow us to originate a variable rate loan while providing a contract for fixed interest payments for the client. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.

Foreign Exchange Contracts.
We offer short-term foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products, we also enter into offsetting contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts allow us to offer our customers foreign exchange products while minimizing exposure to foreign exchange rate fluctuations. The fair value of these instruments is determined at each reporting period based on the change in the foreign exchange rate. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the short-term foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of these contracts is classified as Level 2.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$105,555	$—	$105,555	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	201,136	—	201,136	—
Municipal securities	57,174	—	57,174	—
Non-agency residential mortgage-backed securities	164	—	164	—
Collateralized loan obligations	668,353	—	668,353	—
Corporate debt securities	143,647	—	143,647	—
Loans held-for-sale, carried at fair value	19,768	—	3,083	16,685
Derivative assets:
Interest rate swaps and caps (1)	8,598	—	8,598	—
Foreign exchange contracts (1)	137	—	137	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	9,239	—	9,239	—
Foreign exchange contracts (2)	54	—	54	—

December 31, 2019
Assets
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$36,456	$—	$36,456	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,299	—	91,299	—
Municipal securities	52,689	—	52,689	—
Non-agency residential mortgage-backed securities	196	—	196	—
Collateralized loan obligations	718,361	—	718,361	—
Corporate debt securities	13,579	—	13,579	—
Loans held-for-sale, carried at fair value	22,642	—	3,409	19,233
Derivative assets:
Interest rate swaps and caps (1)	3,445	—	3,445	—
Foreign exchange contracts (1)	138	—	138	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	3,717	—	3,717	—
Foreign exchange contracts (2)	136	—	136	—

(1)Included in Other assets in the Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and Other liabilities in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Loans repurchased from GNMA Loan Pools
Balance at beginning of period	$17,127	$23,069	$19,233	$25,040
Total gains (losses) (realized/unrealized):
Included in earnings—fair value adjustment	22	(6)	(1,369)	(3)
Additions	—	—	—	—
Sales, settlements, and other	(464)	(1,988)	(1,179)	(3,962)
Balance at end of period	$16,685	$21,075	$16,685	$21,075

Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $18.6 million and $19.8 million as of June 30, 2020 and December 31, 2019. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at June 30, 2020 and December 31, 2019 included an expected loss rate of 1.55% for insured loans and 20.00% for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: We elected the fair value option for certain SFR mortgage loans held-for-sale. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. We also elected to record loans repurchased from GNMA at fair value, as we intend to sell them after curing any defects and, accordingly, they are classified as held-for-sale. Loans previously sold to GNMA that are delinquent more than 90 days are subject to a repurchase option when that condition exists and typically are repurchased by us. To the extent loans are subject to a repurchase option and not repurchased, the loans are re-recognized at fair value and offset by a secured borrowing, as the loans are still legally owned by GNMA. As of June 30, 2020 and December 31, 2019, there were no loans subject to such repurchase option and accordingly no related secured borrowings.
The following table presents the fair value and aggregate principal balance of certain assets, on a consolidated operations basis, under the fair value option:

	June 30, 2020			December 31, 2019
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value:
Total loans	$19,768	$22,208	$(2,440)	$22,642	$23,455	$(813)
Non-accrual loans (1)	6,147	7,244	(1,097)	8,125	8,370	(245)
(1) Includes loans guaranteed by the U.S. government of $4.4 million and $6.7 million at June 30, 2020 and December 31, 2019.

There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of June 30, 2020 and December 31, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net (losses) gains from fair value changes:
Fair value adjustment for loans held-for-sale	$25	$59	$(1,561)	$60

Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in interest income on loans, including fees in the consolidated statements of operations.
Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans: The fair value of impaired loans with specific allocations of the ACL based on collateral is generally based on recent real estate appraisals and automated valuation models (“AVMs”). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets
Impaired loans:
Commercial and industrial	$10,049	$—	$—	$10,049
SBA	664	—	—	664

December 31, 2019
Assets
Impaired loans:
Single family residential mortgage	$3,678	$—	$—	$3,678
Commercial and industrial	15,409	—	—	15,409
SBA	1,711	—	—	1,711

The following table presents the losses recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Impaired loans:
Single family residential mortgage	$—	$—	$(531)	$(490)
Commercial and industrial	(6,090)	—	(8,514)	—
SBA	(670)	—	(1,544)	(46)
Other consumer	—	—	(4)	(88)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets
Cash and cash equivalents	$420,640	$420,640	$—	$—	$420,640
Securities available-for-sale	1,176,029	—	1,176,029	—	1,176,029
Federal Home Loan Bank and other bank stock	46,585	—	46,585	—	46,585
Loans held-for-sale, carried at fair value	19,768	—	3,083	16,685	19,768
Loans receivable, net of allowance for loan losses	5,537,326	—	—	5,642,634	5,642,634
Accrued interest receivable	29,515	29,515	—	—	29,515
Derivative assets	8,735	—	8,735	—	8,735
Financial liabilities
Deposits	6,037,465	—	—	6,042,349	6,042,349
Advances from Federal Home Loan Bank	617,170	—	666,177	—	666,177
Long-term debt	173,537	—	178,030	—	178,030
Derivative liabilities	9,293	—	9,293	—	9,293
Accrued interest payable	4,297	4,297	—	—	4,297

December 31, 2019
Financial assets
Cash and cash equivalents	$373,472	$373,472	$—	$—	$373,472
Securities available-for-sale	912,580	—	912,580	—	912,580
Federal Home Loan Bank and other bank stock	59,420	—	59,420	—	59,420
Loans held-for-sale	22,642	—	3,409	19,233	22,642
Loans receivable, net of allowance for credit losses	5,894,236	—	—	5,894,732	5,894,732
Accrued interest receivable	24,523	24,523	—	—	24,523
Derivative assets	3,583	—	3,583	—	3,583
Financial liabilities
Deposits	5,427,167	—	—	5,430,536	5,430,536
Advances from Federal Home Loan Bank	1,195,000	—	1,222,709	—	1,222,709
Long-term debt	173,421	—	180,213	—	180,213
Derivative liabilities	3,853	—	3,853	—	3,853
Accrued interest payable	4,687	4,687	—	—	4,687

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$100,128	$5,427	$—	$105,555
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	199,262	1,906	(32)	201,136
Municipal securities	52,973	4,201	—	57,174
Non-agency residential mortgage-backed securities	161	3	—	164
Collateralized loan obligations	703,605	—	(35,252)	668,353
Corporate debt securities	141,962	2,387	(702)	143,647
Total securities available-for-sale	$1,198,091	$13,924	$(35,986)	$1,176,029
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$37,613	$—	$(1,157)	$36,456
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,543	16	(260)	91,299
Municipal securities	52,997	51	(359)	52,689
Non-agency residential mortgage-backed securities	191	5	—	196
Collateralized loan obligations	733,605	—	(15,244)	718,361
Corporate debt securities	13,500	79	—	13,579
Total securities available-for-sale	$929,449	$151	$(17,020)	$912,580

At June 30, 2020, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations, and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of June 30, 2020. Accrued interest receivable on debt securities available-for-sale totaled $5.5 million and $5.6 million at June 30, 2020 and December 31, 2019, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
At June 30, 2020 and December 31, 2019, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Gross realized gains on sales and calls of securities available-for-sale	$2,011	$—	$2,011	$208
Gross realized losses on sales and calls of securities available-for-sale	—	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$2,011	$—	$2,011	$208
Proceeds from sales and calls of securities available-for-sale	$22,728	$298,156	$52,728	$820,048

Investment securities with carrying values of $42.2 million and $44.0 million as of June 30, 2020 and December 31, 2019, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2020
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	$9,416	$(32)	$—	$—	$9,416	$(32)
Collateralized loan obligations	63,040	(1,960)	605,313	(33,292)	668,353	(35,252)
Corporate debt securities	31,798	(702)	—	—	31,798	(702)
Total securities available-for-sale	$104,254	$(2,694)	$605,313	$(33,292)	$709,567	$(35,986)

December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$35,872	$(1,157)	$—	$—	$35,872	$(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	73,379	(260)	—	—	73,379	(260)
Municipal securities	31,723	(359)	—	—	31,723	(359)
Collateralized loan obligations	49,553	(447)	668,808	(14,797)	718,361	(15,244)
Total securities available-for-sale	$190,527	$(2,223)	$668,808	$(14,797)	$859,335	$(17,020)

At June 30, 2020, our securities available-for-sale portfolio consisted of 102 securities, of which 50 securities were in an unrealized loss position. At December 31, 2019, our securities available-for-sale portfolio consisted of 70 securities, of which 60 securities were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We also consider the lowest credit rating for identification of credit impairment for other securities. As of June 30, 2020, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic. We do not currently intend to sell these 50 securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.

The following table presents maturities, based on the earlier of maturity dates or next repricing date, and yield information of the investment securities portfolio as of June 30, 2020:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$30,413	2.20%	$75,142	2.35%	$105,555	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	118,163	0.74%	11,608	2.02%	25,579	1.63%	45,786	0.93%	201,136	0.96%
Municipal securities	—	—%	—	—%	—	—%	57,174	2.79%	57,174	2.79%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	164	6.14%	164	6.14%
Collateralized loan obligations	668,353	2.73%	—	—%	—	—%	—	—%	668,353	2.73%
Corporate debt securities	—	—%	122,301	4.99%	21,346	5.64%	—	—%	143,647	5.08%
Total securities available-for-sale	$786,516	2.45%	$133,909	4.74%	$77,338	2.96%	$178,266	2.11%	$1,176,029	2.68%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Commercial:
Commercial and industrial	$1,436,990	$1,691,270
Commercial real estate	822,694	818,817
Multifamily	1,434,071	1,494,528
SBA(1)	310,784	70,981
Construction	212,979	231,350
Consumer:
Single family residential mortgage	1,370,785	1,590,774
Other consumer	39,393	54,165
Total loans(2)	$5,627,696	$5,951,885
Allowance for loan losses	(90,370)	(57,649)
Loans receivable, net	$5,537,326	$5,894,236
(1)Includes 1,069 PPP loans totaling $240.7 million, which included $5.6 million of net unamortized loan fees at June 30, 2020.
(2)Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net, of $6.0 million and $14.3 million, respectively, at June 30, 2020 and December 31, 2019.

Credit Quality Indicators
We categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We perform a historical loss analysis that is combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. We analyze loans individually and grade each loan for credit risk. This analysis includes all loans delinquent over 60 days and non-homogeneous loans such as commercial and commercial real estate loans. We use the following definitions for credit risk ratings:
Pass: Loans risk rated as pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful”.
Special Mention: Loans risk rated as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date.
Substandard: Loans risk rated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so risk rated have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk categories for total loans by class of loans and origination year as of June 30, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
June 30, 2020
Commercial:
Commercial and industrial
Pass	$59,122	$111,437	$104,299	$63,923	$41,163	$111,761	$851,369	$4,252	$1,347,326
Special mention	—	6,382	5,988	—	—	1,379	812	189	14,750
Substandard	2,117	16,658	—	4,864	20,677	9,632	10,752	10,214	74,914
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	61,239	134,477	110,287	68,787	61,840	122,772	862,933	14,655	1,436,990
Commercial real estate
Pass	15,261	153,017	215,385	72,949	102,465	198,242	36,628	1,586	795,533
Special mention	—	1,829	9,570	—	—	6,732	—	—	18,131
Substandard	—	—	—	—	—	9,030	—	—	9,030
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	15,261	154,846	224,955	72,949	102,465	214,004	36,628	1,586	822,694
Multifamily
Pass	84,873	421,045	334,029	272,657	131,646	187,823	—	—	1,432,073
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,998	—	—	1,998
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	84,873	421,045	334,029	272,657	131,646	189,821	—	—	1,434,071
SBA
Pass	241,305	16,021	1,359	5,195	14,975	19,479	3,238	797	302,369
Special mention	—	—	—	226	417	948	—	6	1,597
Substandard	—	—	—	1,009	1,513	1,440	320	1,126	5,408
Doubtful	—	—	390	—	—	633	—	387	1,410
SBA	241,305	16,021	1,749	6,430	16,905	22,500	3,558	2,316	310,784
Construction
Pass	14,139	33,423	63,217	86,787	—	—	—	—	197,566
Special mention	—	—	10,526	—	4,887	—	—	—	15,413
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Construction	14,139	33,423	73,743	86,787	4,887	—	—	—	212,979
Consumer:
Single family residential mortgage
Pass	31,007	166,668	329,175	204,392	297,182	281,160	20,844	—	1,330,428
Special mention	—	—	1,152	668	4,416	3,503	—	—	9,739
Substandard	—	1,064	1,697	3,414	3,900	20,543	—	—	30,618
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	31,007	167,732	332,024	208,474	305,498	305,206	20,844	—	1,370,785
Other consumer
Pass	26	93	72	—	8	2,485	31,303	2,577	36,564
Special mention	—	—	27	—	—	33	248	147	455
Substandard	—	—	—	—	—	2,016	281	77	2,374
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	26	93	99	—	8	4,534	31,832	2,801	39,393
Total loans	$447,850	$927,637	$1,076,886	$716,084	$623,249	$858,837	$955,795	$21,358	$5,627,696

The following table presents the risk categories for total loans by class of loans as of December 31, 2019:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial:
Commercial and industrial	1,580,269	45,323	65,678	—	1,691,270
Commercial real estate	813,846	2,532	2,439	—	818,817
Multifamily	1,484,931	4,256	5,341	—	1,494,528
SBA	60,982	2,760	5,621	1,618	70,981
Construction	229,771	1,579	—	—	231,350
Consumer:
Single family residential mortgage	1,559,253	10,735	20,269	517	1,590,774
Other consumer	53,331	346	488	—	54,165
Total	$5,782,383	$67,531	$99,836	$2,135	$5,951,885

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
June 30, 2020
Non-Traditional Mortgage (NTM) loans:
Single family residential mortgage	$9,262	$647	$18,552	$28,461	$481,144	$509,605
Other consumer	—	—	—	—	1,598	1,598
Total NTM loans	9,262	647	18,552	28,461	482,742	511,203
Traditional loans:
Commercial:
Commercial and industrial	891	28	13,072	13,991	1,422,999	1,436,990
Commercial real estate	—	1,464	2,189	3,653	819,041	822,694
Multifamily	664	—	—	664	1,433,407	1,434,071
SBA	1,517	—	2,627	4,144	306,640	310,784
Construction	—	—	—	—	212,979	212,979
Consumer:
Single family residential mortgage	29,281	4,286	8,252	41,819	819,361	861,180
Other consumer	285	1,485	692	2,462	35,333	37,795
Total traditional loans	32,638	7,263	26,832	66,733	5,049,760	5,116,493
Total	$41,900	$7,910	$45,384	$95,194	$5,532,502	$5,627,696

December 31, 2019
NTM loans:
Single family residential mortgage	$3,973	$3,535	$13,019	$20,527	$577,830	$598,357
Other consumer	—	—	—	—	2,299	2,299
Total NTM loans	3,973	3,535	13,019	20,527	580,129	600,656
Traditional loans:
Commercial:
Commercial and industrial	780	5,670	3,862	10,312	1,680,958	1,691,270
Commercial real estate	—	—	—	—	818,817	818,817
Multifamily	—	—	—	—	1,494,528	1,494,528
SBA	586	842	2,152	3,580	67,401	70,981
Construction	—	—	—	—	231,350	231,350
Consumer:
Single family residential mortgage	13,752	3,496	5,606	22,854	969,563	992,417
Other consumer	199	40	95	334	51,532	51,866
Total traditional loans	15,317	10,048	11,715	37,080	5,314,149	5,351,229
Total	$19,290	$13,583	$24,734	$57,607	$5,894,278	$5,951,885
In accordance with regulatory guidance, borrowers that received forbearance or deferment, which were current prior to becoming affected by the global pandemic, generally should not be reported as past due. At June 30, 2020, no loans that received forbearance or deferment were considered past due and, accordingly, are not included in the table above.

Non-accrual Loans
The following table presents non-accrual loans as of the dates indicated:

	June 30, 2020				December 31, 2019
($ in thousands)	NTM Loans	Traditional Loans	Total Non-accrual Loans	Non-accrual Loans with no ACL	NTM Loans	Traditional Loans	Total Non-accrual Loans	Non-accrual Loans with no ACL
Non-accrual loans
Commercial:
Commercial and industrial	$—	$30,398	$30,398	$10,728	$—	$19,114	$19,114	$337
Commercial real estate	—	6,633	6,633	6,632	—	—	—	—
SBA	—	5,026	5,026	1,485	—	5,230	5,230	1,474
Construction	—	—	—	—	—	—	—	—
Consumer:
Single family residential mortgage	19,199	9,271	28,470	28,470	13,019	5,606	18,625	14,373
Other consumer	—	2,176	2,176	2,177	—	385	385	380
Total non-accrual loans	$19,199	$53,504	$72,703	$49,492	$13,019	$30,335	$43,354	$16,564

At June 30, 2020 and December 31, 2019, there were no loans that were past due 90 days or more and still accruing.
The non-traditional mortgage (“NTM”) loans on non-accrual status included $4.6 million of Green Loans and $14.6 million of interest-only loans at June 30, 2020 compared to $1.5 million of Green Loans and $11.5 million of interest-only loans at December 31, 2019.

Loans in Process of Foreclosure
At June 30, 2020 and December 31, 2019, consumer mortgage loans of $6.3 million and $15.7 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
Allowance for Credit Losses
Our ACL is comprised of our allowance for loan losses (“ALL”) and reserve for unfunded loan commitments. Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. Our ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on our historical and peer loss data, our current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (“MEVs”). As of June 30, 2020, we used economic forecasts released by our model provider during June 2020. Similar to the late March 2020 forecasts, these June 2020 forecasts reflect the onset of the pandemic, its impact on MEVs and the future economic recovery. These forecasts published by our model provider have deteriorated since the end of the first quarter of 2020, with June baseline unemployment rate forecasts for 2020 and 2021 increasing and real gross domestic product growth rates decreasing. Similar to our methodology used in the first quarter of 2020, we incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by our third-party model, including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, we expect the ACL to be impacted in future periods by economic volatility, changing economic forecasts, actual and projected credit experience, and underlying model assumptions; all of which may be better than or worse than our current estimate.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others. We evaluate all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.

We have established credit risk management processes that include regular management review of the loan portfolio to identify problem loans. During the ordinary course of business, management may become aware of borrowers who may not be able to fulfill their contractual payment requirements within the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing these loans on non-accrual status, assessing the need for additional allowance for loan loss, and partially or fully charging off the principal balance. We maintain the allowance for loan losses at a level that is considered adequate to cover the expected credit losses in the loan portfolio.
The reserve for unfunded loan commitments is established to cover the expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At June 30, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $4.2 million and $4.1 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The credit risk monitoring system is designed to identify impaired and potential problem loans, perform periodic evaluation of impairment, and determine the adequacy of the allowance for credit losses in a timely manner. In addition, management has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that we maintain an adequate allowance for credit losses. Further, the Board of Directors provides oversight and guidance for management’s allowance evaluation process.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$78,243	$3,888	$82,131	$63,885	$4,208	$68,093
Loans charged off	—	—	—	(2,451)	—	(2,451)
Recoveries of loans previously charged off	608	—	608	76	—	76
Net charge-offs	608	—	608	(2,375)	—	(2,375)
Provision for (reversal of) credit losses	11,519	307	11,826	(1,987)	87	(1,900)
Balance at end of period	$90,370	$4,195	$94,565	$59,523	$4,295	$63,818

	Six Months Ended June 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814
Impact of adopting ASU 2016-13	7,609	(1,226)	6,383	—	—	—
Loans charged off	(2,076)	—	(2,076)	(3,514)	—	(3,514)
Recoveries of loans previously charged off	958	—	958	320	—	320
Net charge-offs	(1,118)	—	(1,118)	(3,194)	—	(3,194)
Provision for (reversal of) credit losses	26,230	1,357	27,587	525	(327)	198
Balance at end of period	$90,370	$4,195	$94,565	$59,523	$4,295	$63,818

Accrued interest receivable on loans receivable, net totaled $23.8 million and $18.9 million at June 30, 2020 and December 31, 2019, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and six months ended June 30, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at March 31, 2020	$23,573	$13,620	$20,072	$3,652	$7,052	$9,593	$681	$78,243
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	119	—	—	—	—	488	1	608
Net recoveries (charge-offs)	119	—	—	—	—	488	1	608
Provision for (reversal of) credit losses	2,926	3,752	5,033	532	(377)	(416)	69	11,519
Balance at June 30, 2020	$26,618	$17,372	$25,105	$4,184	$6,675	$9,665	$751	$90,370

Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Impact of adopting ASC 326	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(1,164)	—	—	(356)	—	(552)	(4)	(2,076)
Recoveries	149	—	—	121	—	639	49	958
Net (charge-offs) recoveries	(1,015)	—	—	(235)	—	87	45	(1,118)
Provision (reversal)	4,618	6,584	11,891	911	2,666	(488)	48	26,230
Balance at June 30, 2020	$26,618	$17,372	$25,105	$4,184	$6,675	$9,665	$751	$90,370

Individually evaluated for impairment	$9,697	$—	$—	$2,878	$—	$—	$—	$12,575
Collectively evaluated for impairment	16,921	17,372	25,105	1,306	6,675	9,665	751	77,795
Total ending ALL balance	$26,618	$17,372	$25,105	$4,184	$6,675	$9,665	$751	$90,370
Loans:
Individually evaluated for impairment	$31,129	$5,168	$—	$4,959	$—	$32,999	$970	$75,225
Collectively evaluated for impairment	1,405,861	817,526	1,434,071	305,825	212,979	1,337,786	38,423	5,552,471
Total ending loan balances	$1,436,990	$822,694	$1,434,071	$310,784	$212,979	$1,370,785	$39,393	$5,627,696

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and six months ended June 30, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at March 31, 2019	$18,893	$6,838	$18,898	$3,057	$3,453	$—	$12,142	$604	$63,885
Charge-offs	(2,022)	—	(6)	8	—	—	(425)	(6)	(2,451)
Recoveries	11	—	—	60	—	3	—	2	76
Net (charge-offs) recoveries	(2,011)	—	(6)	68	—	3	(425)	(4)	(2,375)
Provision for (reversal of) credit losses	4,647	39	(6,267)	(5)	262	(3)	(645)	(15)	(1,987)
Balance at June 30, 2019	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523

Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(2,115)	—	(6)	(348)	—	—	(951)	(94)	(3,514)
Recoveries	44	—	—	101	—	6	150	19	320
Net (charge-offs) recoveries	(2,071)	—	(6)	(247)	—	6	(801)	(75)	(3,194)
Provision (reversal)	5,409	203	(5,339)	1,540	254	(6)	(1,255)	(281)	525
Balance at June 30, 2019	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523

Individually evaluated for impairment	$1,239	$—	$—	$1,563	$—	$—	$—	$22	$2,824
Collectively evaluated for impairment	20,290	6,877	12,625	1,557	3,715	—	11,072	563	56,699
Total ending ALL balance	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523
Loans:
Individually evaluated for impairment	$20,429	$—	$—	$3,262	$2,519	$—	$21,021	$1,169	$48,400
Collectively evaluated for impairment	1,931,278	856,497	1,598,978	77,667	206,510	—	1,940,044	60,196	6,671,170
Total ending loan balances	$1,951,707	$856,497	$1,598,978	$80,929	$209,029	$—	$1,961,065	$61,365	$6,719,570

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs and any purchase premium or discount.

	June 30, 2020			December 31, 2019
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related ALL recorded:
Commercial:
Commercial and industrial	$11,455	$11,383	$—	$1,471	$1,460	$—
Commercial real estate	5,418	5,168	—	—	—	—
SBA	1,474	1,417	—	1,439	1,379	—
Consumer:
Single family residential mortgage	32,849	32,999	—	19,319	19,405	—
Other consumer	1,431	970	—	671	675	—
With an ALL recorded:
Commercial:
Commercial and industrial	19,739	19,746	9,697	18,776	18,776	3,367
SBA	3,731	3,542	2,878	3,921	3,757	2,045
Consumer:
Single family residential mortgage	—	—	—	4,213	4,252	574
Other consumer	—	—	—	4	4	4
Total	$76,097	$75,225	$12,575	$49,814	$49,708	$5,990

The following table presents information on impaired loans, disaggregated by class, for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
June 30, 2020
Commercial:
Commercial and industrial	$29,992	$16	$18	$26,452	$37	$39
Commercial real estate	5,210	—	—	3,992	—	—
SBA	5,172	3	4	5,293	6	7
Consumer:
Single family residential mortgage	33,356	56	34	31,420	110	79
Other consumer	2,084	—	—	1,351	3	3
Total	$75,814	$75	$56	$68,508	$156	$128

June 30, 2019
Commercial:
Commercial and industrial	$20,794	$255	$254	$12,921	$255	$254
Commercial real estate	—	—	—	289	—	—
SBA	3,297	4	4	3,571	8	8
Construction	2,519	—	—	2,519	—	—
Consumer:
Single family residential mortgage	21,092	58	48	20,208	116	97
Other consumer	1,177	4	3	1,011	7	6
Total	$48,879	$321	$309	$40,519	$386	$365

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
TDR loans consisted of the following as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$20,808	$20,808	$—	$16,245	$16,245
SBA	—	266	266	—	266	266
Consumer:
Single family residential mortgage	2,628	2,170	4,798	2,638	2,394	5,032
Other consumer	—	—	—	294	—	294
Total	$2,628	$23,244	$25,872	$2,932	$18,905	$21,837

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $135 thousand as of June 30, 2020 and December 31, 2019. Accruing TDRs were $5.6 million and non-accrual TDRs were $20.3 million at June 30, 2020 compared to accruing TDRs of $6.6 million and non-accrual TDRs of $15.2 million at December 31, 2019. The increase in TDRs during the six months ended June 30, 2020 was primarily due to one commercial and industrial relationship.
The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2020
Commercial:
Commercial and industrial	—	$—	$—	1	$5,000	$5,000
Total	—	—	—	1	$5,000	$5,000
June 30, 2019
Commercial:
Commercial and industrial	10	$17,339	$17,020	10	$17,339	$17,020
SBA	2	$3,214	$869	2	$3,214	$869
Total	12	$20,553	$17,889	12	$20,553	$17,889

We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During each of the three and six months ended June 30, 2020, there was one loan that was modified as a TDR during the past 12 months that had subsequent payment defaults. During each of the three and six months ended June 30, 2019, there were no loans that were modified as TDRs during the past 12 months that had subsequent payment defaults.
The following table summarizes TDRs by modification type for the periods indicated:

	Three Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
June 30, 2020
Commercial:
Commercial and industrial	—	$—	—	$—	—	$—
Total	—	$—	—	$—	—	$—

June 30, 2019
Commercial:
Commercial and industrial	10	$17,020	—	$—	10	$17,020
SBA	2	$869	—	$—	2	$869
Total	12	$17,889	—	$—	12	$17,889

	Six Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
June 30, 2020
Commercial:
Commercial and industrial	1	$5,000	—	$—	1	$5,000
Total	1	$5,000	—	$—	1	$5,000

June 30, 2019
Commercial:
Commercial and industrial	10	$17,020	—	$—	10	$17,020
SBA	2	869	—	—	2	869
Consumer:
Single family residential mortgage	—	—	—	—	—	—
Total	12	$17,889	—	$—	12	$17,889

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value and any reductions in value on transfer are reflected as write-downs to allowance for credit losses. During the three and six months ended June 30, 2020 we purchased $25.8 million of single family residential mortgage loans. There were no purchases of loans during the three and six months ended June 30, 2019. The following table presents loans transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Three Months Ended		Six Months Ended
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
June 30, 2020
Total	$—	$—	$—	$—

June 30, 2019
Commercial:
Commercial real estate	$—	$(573)	$—	$(573)
Multifamily	—	(752,087)	—	(752,087)
Consumer:
Single family residential mortgage	—	(131,315)	—	(374,679)
Total	$—	$(883,975)	$—	$(1,127,339)

There were no sales of loans during the three and six months ended June 30, 2020. Loss on sale of loans during the three and six months ended June 30, 2020 totaled zero and $27 thousand and related to certain adjustments for previously sold loans.

During the three and six months ended June 30, 2019, we sold $131.5 million and $374.7 million in single family residential loans, resulting in gains of $125 thousand and $1.8 million.

Non-Traditional Mortgage Loans (“NTM”)
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (“FICO”) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically by refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVMs) to confirm collateral values. We no longer originate NTM loans.
The following table presents the composition of the NTM portfolio, which are included in the single family residential mortgage portfolio, as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens	61	$43,604	8.5%	69	$49,959	8.3%
Interest-only - first liens	329	463,666	90.7%	376	545,371	90.8%
Negative amortization	8	2,335	0.5%	9	3,027	0.5%
Total NTM - first liens	398	509,605	99.7%	454	598,357	99.6%
Other consumer:
Green Loans (HELOC) - second liens	5	1,598	0.3%	7	2,299	0.4%
Total NTM - second liens	5	1,598	0.3%	7	2,299	0.4%
Total NTM loans	403	$511,203	100.0%	461	$600,656	100.0%
Total loans receivable		$5,627,696			$5,951,885
% of total NTM loans to total loans receivable		9.1%			10.1%

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At June 30, 2020 and December 31, 2019, we had goodwill of $37.1 million. We evaluate goodwill impairment as of August 31st each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of August 31, 2019 and determined that no goodwill impairment existed. As a result of the economic volatility caused by COVID-19 pandemic in both the second and first quarters of 2020, we analyzed the risk indicators related to potential goodwill impairment. Based on these analyses, we did not identify any impairment to goodwill during the first six months of 2020, however, there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic or other factors will not result in impairments to goodwill or other intangibles in future periods.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of June 30, 2020, the weighted average remaining amortization period for core deposit intangibles was approximately 4.3 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2020
Core deposit intangibles	$30,904	$27,612	$3,292
December 31, 2019
Core deposit intangibles	$30,904	$26,753	$4,151

Aggregate amortization of intangible assets was $430 thousand and $621 thousand for the three months ended June 30, 2020 and 2019 and $859 thousand and $1.2 million for the six months ended June 30, 2020 and 2019. The following table presents estimated future amortization expenses as of June 30, 2020:

($ in thousands)	Remainder of 2020	2021	2022	2023	2024	Total
Estimated future amortization expense	$659	$1,082	$799	$517	$235	$3,292

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	June 30, 2020		December 31, 2019
Fixed rate:
Outstanding balance	$624,000	(1)	$730,000
Interest rates ranging from	—%	(2)	1.82%
Interest rates ranging to	3.32%		3.32%
Weighted average interest rate	2.24%		2.66%
Variable rate:
Outstanding balance	—		465,000
Weighted average interest rate	—%		1.66%
(1)Excludes $6.8 million of unamortized debt issuance costs at June 30, 2020.
(2)Includes $10.0 million in FHLB recovery advances with an interest rate of 0.00%, consisting of $5.0 million with a maturity date of November 27, 2020 and $5.0 million with a maturity date of May 27, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. In June 2020, we repaid a $100.0 million FHLB term advance with a weighted average interest rate of 2.07% and incurred a $2.5 million extinguishment fee that is included in other noninterest expense. Additionally, in June 2020 we refinanced $111.0 million of FHLB term advances to take advantage of the rapid decline in market interest rates. As a result of this refinancing, our weighted average effective interest rate on such FHLB term advances changed from 2.81% to 2.02% and the weighted average life extended from 2.52 years to 5.18 years. At the end of the second quarter, FHLB advances included no overnight borrowings, $58.0 million maturing within three months, and $566.0 million maturing beyond three months with a weighted average life of 4.1 years and weighted average interest rate of 2.39%.
At June 30, 2020 and December 31, 2019, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.66 billion and $3.05 billion. Based on this collateral, the Bank was eligible to borrow an additional $1.06 billion at June 30, 2020.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $19.4 million and $32.3 million at June 30, 2020 and December 31, 2019.

During the second quarter of 2020, we expanded our existing secured borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) by participating in its Borrower-in-Custody (“BIC”) program. As a result, our borrowing capacity with the Federal Reserve increased to $370.4 million at June 30, 2020. Prior to participating in the BIC program, the Bank only pledged securities as collateral for access to the discount window. At June 30, 2020, the Bank has pledged certain qualifying loans with an unpaid principal balance of $870.1 million and securities with a carrying value of $23.0 million as collateral for this line of credit. Borrowings under this BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and six months ended June 30, 2020 and 2019.
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $185.0 million, with no outstanding borrowings at June 30, 2020.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at June 30, 2020 and December 31, 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	June 30, 2020		December 31, 2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,463)	$175,000	$(1,579)
Total	$175,000	$(1,463)	$175,000	$(1,579)

We were in compliance with all covenants under our 5.25% senior notes due April 15, 2025 at June 30, 2020.

NOTE 8 – INCOME TAXES
For the three and six months ended June 30, 2020, income tax benefit was $5.3 million and $7.5 million and the effective tax rate was 22.3% and 23.0%. For the three and six months ended June 30, 2019, income tax expense was $4.3 million and $7.0 million and the effective tax rate was 20.6% and 22.9%. Our effective tax rate of 22.3% and 23.0% for the three and six months ended June 30, 2020 differs from the 21% federal statutory rate due to the impact of state taxes as well as various tax credits.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $48.3 million and $44.9 million at June 30, 2020 and December 31, 2019, respectively. The overall increase in net deferred tax assets was primarily due to an increase in deferred tax assets of $1.5 million from the increase in net unrealized loss on securities available-for-sale and $1.9 million from the adoption of ASU 2016-13.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $1.0 million and $977 thousand at June 30, 2020 and December 31, 2019, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of June 30, 2020, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $820 thousand.

At June 30, 2020 and December 31, 2019, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
During the three and six months ended June 30, 2020, changes in fair value on interest rate swaps and caps on loans and foreign exchange contracts were $(107) thousand and $(288) thousand, respectively, compared to $(9.7) million and $(9.8) million for the three and six months ended June 30, 2019, respectively, and were included in other income on the consolidated statements of operations.
The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated.

	June 30, 2020		December 31, 2019
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps and caps on loans	$69,266	$8,598	$70,674	$3,445
Foreign exchange contracts	3,657	137	4,643	138
Total	$72,923	$8,735	$75,317	$3,583
Derivative liabilities:
Interest rate swaps and caps on loans	$69,266	$9,239	$70,674	3,717
Foreign exchange contracts	3,657	54	4,643	136
Total	$72,923	$9,293	$75,317	$3,853
(1)The fair value of interest rate swaps and caps on loans are included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated statements of financial condition.
We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. We elect, however, to account for all derivatives with counterparty institutions on a gross basis.
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of June 30, 2020, 3,359,922 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Stock options	$2	$(24)	$4	$(16)
Restricted stock awards and units	1,468	1,521	3,042	2,366
Total share-based compensation expense	$1,470	$1,497	$3,046	$2,350
Related tax benefits	$433	$440	$897	$691

The following table presents unrecognized stock-based compensation expense as of June 30, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Restricted stock awards and restricted stock units	9,530	2.3 years
Total	$9,530	2.3 years

Stock Options
We issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price.
The following table represents stock option activity for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	55,069	$13.96	4.0 years
Outstanding at end of period	55,069	$13.96	3.7 years	$(194)
Exercisable at end of period	52,821	$13.97	3.6 years	$(187)

The following table represents stock option activity for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	62,521	$13.85	4.3 years
Exercised	(7,452)	$13.05	5.2 years
Outstanding at end of period	55,069	$13.96	3.7 years	$(194)
Exercisable at end of period	52,821	$13.97	3.6 years	$(187)

The following table sets forth information regarding unvested stock options for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	2,248	$13.75	2,248	$13.75
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at end of period	2,248	$13.75	2,248	$13.75

Restricted Stock Awards and Restricted Stock Units
We also have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,083,107	$15.65	923,482	$15.74
Granted (1)	84,998	$8.76	354,136	$13.79
Vested (2)	(231,362)	$16.09	(293,695)	$15.95
Forfeited (3)	(24,073)	$18.20	(71,253)	$16.85
Outstanding at end of period	912,670	$14.91	912,670	$14.91
(1)There were zero and 78,771 performance-based shares/units included in shares granted for the three and six months ended June 30, 2020.
(2)There were 13,074 and 18,473 performance-based shares/units included in vested shares for the three and six months ended June 30, 2020.
(3)The number of forfeited shares includes aggregate performance-based shares/units of 1,782 and 17,404 for the three and six months ended June 30, 2020.

Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, a ten-year stock appreciation right (“SAR”).
The following table represents SARs activity and the weighted average exercise price per share as of and for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	2.4 years	$(5,616)
Outstanding at end of period	1,559,012	$11.60	2.1 years	$(1,812)
Exercisable at end of period	1,559,012	$11.60	2.1 years	$(1,812)

The following table represents SARs activity and the weighted average exercise price per share as of and for the six months ended June 30, 2020:

	Six Months Ended June 30,
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	2.6 years	$8,508
Outstanding at end of period	1,559,012	$11.60	2.1 years	$(1,812)
Exercisable at end of period	1,559,012	$11.60	2.1 years	$(1,812)

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

	June 30, 2020			December 31, 2019
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	93,272	$93,272	$89,924	96,629	$96,629	$93,162
Series E 7.00% non-cumulative perpetual	98,865	98,865	95,113	100,477	100,477	96,663
Total	192,137	$192,137	$185,037	197,106	$197,106	$189,825

During the three and six months ended June 30, 2020, we repurchased depositary shares (Series D Depositary Shares), each representing a 1/40th interest in a share of Series D Preferred Stock, liquidation amount of $1,000 per share of Series D Preferred Stock, resulting in the repurchase of 53,006 and 134,310 outstanding Series D Depositary Shares and the related retirement of 1,325 and 3,357 outstanding shares of Series D Preferred Stock. The repurchase price aggregated to $1.2 million and $2.7 million. The $40 thousand and $541 thousand difference between the consideration paid and the carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in an increase to net (loss) income allocated to common stockholders.
During the three and six months ended June 30, 2020, we repurchased depositary shares (Series E Depositary Shares), each representing a 1/40th interest in a share of Series E Preferred Stock, liquidation amount of $1,000 per share of Series E Preferred Stock, resulting in the repurchase of 57,065 and 64,465 outstanding Series E Depositary Shares and the related retirement of 1,427 and 1,612 outstanding shares of Series E Preferred Stock. The repurchase price aggregated to $1.4 million and $1.5 million. The $9 thousand and $34 thousand difference between the consideration paid and the carrying value of the Series E Preferred Stock was reclassified to retained earnings and resulted in an increase to net (loss) income allocated to common stockholders.
Share Repurchase Program
On February 10, 2020, we announced that our Board of Directors (the “Board”) authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expires in February 2021, however given current macroeconomic conditions and the COVID-19 pandemic, we have suspended common stock repurchases for the immediate future. There were no repurchases of common stock for the three months ended June 30, 2020. During the six months ended June 30, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions.
Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of tax effect as a component of stockholders' equity. Reclassifications from AOCI are recorded on the consolidated statements of operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Unrealized(loss) gain on securities available-for-sale
Balance at beginning of period	$(54,148)	$(18,091)	$(11,900)	$(24,117)
Unrealized gain (loss) arising during the period	56,701	7,678	(3,182)	16,422
Reclassification adjustment from other comprehensive income	(2,011)	—	(2,011)	(208)
Tax effect of current period changes	(16,107)	(2,255)	1,528	(4,765)
Total changes, net of taxes	38,583	5,423	(3,665)	11,449
Balance at end of period	$(15,565)	$(12,668)	$(15,565)	$(12,668)

NOTE 12 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships and qualified affordable housing partnerships and have a variable interest in a multifamily securitization trust. We evaluate our interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We have determined that our interests in these entities meet the definition of variable interests.
Unconsolidated VIEs
Multifamily Securitization
During the third quarter of 2019, we transferred $573.5 million of multifamily loans, through a two-step process, to a third-party depositor which placed the multifamily loans into a third-party trust (a VIE) that issued structured pass-through certificates to investors. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860. We determined that we are not the primary beneficiary of this VIE as we do not have the power to direct the activities that will have the most significant economic impact on the entity. Our continuing involvement in this securitization is limited to customary obligations associated with the securitization of loans, including the obligation to cure, repurchase, or substitute loans in the event of a material breach in representations. Additionally, we have the obligation to guarantee credit losses up to 12% of the aggregate unpaid principal balances at cut-off date of the securitization. This obligation is supported by a $68.8 million letter of credit between the Freddie Mac and the FHLB.
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At June 30, 2020, we have a $3.5 million repurchase reserve related to this VIE.
Alternative Energy Partnerships
We invest in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). These entities were formed to invest in newly established residential and commercial solar leases and power purchase agreements. As a result of our investments, we have the right to certain investment tax credits and tax depreciation benefits (recognized on the flow through and income statement method in accordance with ASC 740), and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. While our interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, we have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As we are not the primary beneficiary, we did not consolidate the entities.
We use the Hypothetical Liquidation at Book Value (HLBV) method to account for our investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $27.0 million and $29.3 million at June 30, 2020 and December 31, 2019.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Fundings	$—	$235	$3,631	$235
Cash distribution from investment	547	535	1,001	995
Gain (loss) on investments in alternative energy partnerships	167	355	(1,738)	(1,595)
Income tax credits recognized	—	1,723	—	1,723
Tax (expense) benefit recognized from HLBV application	(38)	380	398	380

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Cash	$2,958	$4,224
Equipment, net of depreciation	244,961	248,920
Other assets	6,751	6,301
Total unconsolidated assets	$254,670	$259,445
Total unconsolidated liabilities	$6,326	$7,143
Maximum loss exposure	$26,967	$32,525

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $27.0 million, which is our recorded investment amount at June 30, 2020.
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
Qualified Affordable Housing Partnerships
We invest in limited partnerships that operate qualified affordable housing projects. The returns on these investments are generated primarily through allocated Federal tax credits and other tax benefits. In addition, these investments contribute to our compliance with the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. As a result, we do not consolidate these partnerships.

The following table presents information regarding balances in our qualified affordable housing partnerships for the periods indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Ending balance(1)	$46,167	$36,462
Aggregate funding commitment	61,278	49,278
Total amount funded	40,776	26,905
Unfunded commitment	20,502	22,373
Maximum loss exposure	46,167	36,462
(1)Included in other assets in the accompanying consolidated statements of financial condition.
The following table presents information regarding activity in our qualified affordable housing partnerships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Fundings	$9,312	$—	$13,871	$454
Proportional amortization recognized	1,148	553	2,295	1,190
Income tax credits recognized	1,152	554	2,208	1,109

NOTE 13 – (LOSS) EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted (loss) earnings per common share ("EPS") for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Loss from operations	$(18,273)	$(176)	$(24,804)	$(238)
Less: participating securities dividends	(93)	(1)	(186)	(2)
Less: preferred stock dividends	(3,409)	(33)	(6,909)	(66)
Less: preferred stock redemption	49	—	570	5
Net loss allocated to common stockholders	$(21,726)	$(210)	$(31,329)	$(301)

Weighted average common shares outstanding	49,553,598	477,321	49,770,527	477,321
Dilutive effects of restricted shares/units	—	—	—	—
Dilutive effects of stock options	—	—	—	—
Average shares and dilutive common shares	49,553,598	477,321	49,770,527	477,321

Basic loss per common share	$(0.44)	$(0.44)	$(0.63)	$(0.63)
Diluted loss per common share	$(0.44)	$(0.44)	$(0.63)	$(0.63)

For the three and six months ended June 30, 2020, there were 960,090 and 960,883 of restricted shares/units and 55,069 and 55,438 of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Income from operations	$16,426	$156	$23,397	$222
Less: income allocated to participating securities	(268)	(3)	(152)	(1)
Less: participating securities dividends	(93)	(1)	(292)	(3)
Less: preferred stock dividends	(4,268)	(40)	(8,535)	(81)
Net income allocated to common stockholders	$11,797	$112	$14,418	$137

Weighted average common shares outstanding	50,379,816	477,321	50,290,107	477,321
Dilutive effects of stock units	103,677	—	119,967	—
Dilutive effects of stock options	4,142	—	7,795	—
Average shares and dilutive common shares	50,487,635	477,321	50,417,869	477,321

Basic earnings per common share	$0.23	$0.23	$0.29	$0.29
Diluted earnings per common share	$0.23	$0.23	$0.29	$0.29

For the three and six months ended June 30, 2019, there were 517,833 and 484,163, respectively, of stock units and 58,859 and 33,013, respectively, of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 14 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
Some financial instruments, such as unfunded loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for originating loans, including obtaining collateral at exercise of the commitment.
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	June 30, 2020		December 31, 2019
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$6,249	$73,844	$473	$129,495
Unused lines of credit	590	1,391,625	703	1,049,632
Letters of credit	336	3,243	134	5,316

Other Commitments
At June 30, 2020, we had unfunded commitments of $20.5 million, $7.1 million, and $501 thousand for affordable housing fund investments, Small Business Investment Company (SBIC) investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Noninterest income (loss)
In scope of Topic 606
Deposit service fees	$420	$575	$959	$1,242
Debit card fees	380	178	557	291
Investment commissions	—	260	—	539
Other	59	109	108	216
Noninterest income (in-scope of Topic 606)	859	1,122	1,624	2,288
Noninterest income (out-of-scope of Topic 606)	4,669	(3,412)	5,965	1,717
Total noninterest income (loss)	$5,528	$(2,290)	$7,589	$4,005

We do not typically enter into long-term revenue contracts with customers. As of June 30, 2020 and December 31, 2019, we did not have any significant contract balances. As of June 30, 2020, we did not capitalize any contract acquisition costs.

NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines. These loans do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2020, no related party loans were categorized as non-accrual, past due, restructured, or potential problem loans.

Transactions with Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s current or former directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement, and/or reimbursement for the costs of separate, independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors, (ii) a formal order of investigation issued by the SEC on January 4, 2017 (since resolved), and (iii) any related civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company (collectively, the “Indemnity Matters”).
Indemnification costs were paid on behalf of certain current and former executive officers and directors in amounts less than $120 thousand for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, indemnification costs paid by the Company included $4.7 million and $6.9 million incurred by the Company’s former Chair, President, and Chief Executive Officer, Steven A. Sugarman; $186 thousand and $741 thousand jointly incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer, J. Francisco A. Turner; and the Company’s former Chief Financial Officer, James J. McKinney; and $139 thousand and $142 thousand incurred by the Bank’s former director, Cynthia Abercrombie. Indemnification costs for the Company's former General Counsel Emeritus John Grosvenor were $149 thousand for the six months ended June 30, 2019. Indemnification costs were paid on behalf of other former executive officers and other former directors in lesser amounts for the three and six months ended June 30, 2019.

NOTE 17 – LITIGATION
From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. We continue to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established.

While the ultimate liability with respect to legal actions cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to the consolidated financial statements.

NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on June 30, 2020 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

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

Adoption of the Current Expected Credit Loss (CECL) Model
On January 1, 2020, we adopted the new accounting standard, commonly known as CECL, which uses a current expected credit loss model for determining allowance for credit losses (ACL). Upon adoption, we recognized a Day 1 increase in the ACL of $6.4 million and a related after-tax decrease to retained earnings of $4.5 million. Our Day 1 ACL under the new CECL model totaled $68.1 million compared to $61.7 million under the incurred loss model at December 31, 2019, and represented 1.14% of total loans. At June 30, 2020, the ACL totaled $94.6 million resulting in an ACL to total loans coverage ratio of 1.68%, up from 1.04% at December 31, 2019. Excluding PPP loans, the ACL to total loans coverage ratio was 1.76% at June 30, 2020. The ACL and provision for credit losses include amounts for the reserve for unfunded loan commitments.

Recent Accounting Pronouncements Not Yet Adopted
Our recent accounting pronouncements not yet adopted are described in Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 31 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our over 600 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve all of their banking and financial needs. We continue to focus on three main initiatives designed to improve our franchise and profitability on an ongoing basis: reducing our cost of deposits while adding value, optimizing the balance sheet to focus on higher-margin products while managing credit risk, and appropriately managing down expenses to the size and complexity of the business. Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint.

Financial Highlights
For the three months ended June 30, 2020 and 2019, net (loss) income was $(18.4) million and $16.6 million. Diluted (loss) earnings from operations per common share were $(0.44) and $0.23 for the three months ended June 30, 2020 and 2019. Financial results for the second quarter of 2020 included a one-time pre-tax charge of $26.8 million related to the restructuring of the Company’s relationship with the Los Angeles Football Club (“LAFC”). The restructuring of the relationship will result in estimated pre-tax cost savings of approximately $89 million over the next 12.5 years, or approximately $7.1 million per year.
Significant financial highlights during the three months ended June 30, 2020 included:

•Noninterest-bearing deposit balances increased $135.4 million during the quarter and represented 23% of total deposits at June 30, 2020, up from 16% a year earlier
•Total checking balances increased $409.7 million during the quarter and represented 54% of total deposits at June 30, 2020, up from 40% a year earlier
•Net interest margin increased 12 basis points from the prior quarter to 3.09%
•Average cost of deposits declined 40 basis points from the prior quarter to 0.71%
•Allowance for credit losses strengthened to 1.68% of total loans
•Common Equity Tier 1 capital at 11.68%

COVID-19 Operational Update
The markets in which we operate are marked by continuing uncertainty about the pace and strength of reopening and recovering from the impacts of the global pandemic. Despite the challenges created by the coronavirus, we continue to execute on our strategic initiatives and the transformation of our balance sheet. We continue to operate 25 of our 31 branches as we temporarily consolidated some overlapping areas at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. The majority of our employees outside of our branches are working offsite with only essential employees onsite. We are classified as an 'essential' business and we have implemented social and physical safeguards for our customers and employees within all of our locations.

CARES Act Response Efforts
On March 27, 2020, the U.S. federal government signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act provides emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic and includes numerous measures which we are utilizing to support our customers, including the Paycheck Protection Program (“PPP”).

The CARES Act initially allocated nearly $350 billion for the PPP, with an additional $310 billion added through an amendment bill several weeks later. This program is intended to assist small businesses affected by the pandemic and economic downturn with funds to pay payroll and other expenses through June 30, 2020. The program has been extended through August 8, 2020. The loans are 100% guaranteed by the Small Business Administration (“SBA”) and the full principal amount of the loans may qualify for loan forgiveness if certain conditions are met.

Within seven business days of the announcement of PPP, we redeployed resources to this program in support of our clients and others seeking financial relief under the program. As of June 30, 2020, we estimate we helped businesses that represent an aggregate workforce of more than 25,000 jobs through approvals of $262 million in PPP funds. We served existing clients with our high touch business framework in addition to successfully attracting many new clients by using the PPP opportunity to differentiate ourselves by demonstrating how true service can make a meaningful difference. As a result, we added many new clients who are consistent with the type of commercial customers that we target in our traditional business development efforts. During the three months ended June 30, 2020, we collected $7.5 million in fees on the 1,069 PPP loans funded, which will be recognized over their estimated life of nine months. We have started the loan forgiveness process with a number of clients and we expect this will be complete early next year.

Borrower Payment Relief Efforts
We are committed to supporting our existing borrowers and customers during this period of economic uncertainty.  We actively engaged with our borrowers seeking payment relief and waived certain fees for impacted clients.  One method we deployed was to offer forbearance and deferments to qualified clients.  For single family residential (“SFR”) loans, the forbearance period is 90 days in length and is patterned after the U.S. Department of Housing and Urban Development (“HUD”) guidelines where applicable.  With respect to our non-SFR loan portfolio, deferments are 90 days in length.

Many of our deferred loans have recently reached the expiration of their initial 90-day deferral period and we are reviewing their current financial condition as we evaluate extension requests of deferral periods. For those commercial borrowers that demonstrate a continuing need for a deferral, we generally expect to obtain credit enhancements such as additional collateral, personal guarantees, and/or reserve requirements in order to grant an additional deferral period. We expect the legacy SFR loans to continue with a higher percentage of forbearances due to the applicable consumer regulations, however, the SFR portfolio is well secured with an average portfolio LTV below 70%.

For a discussion of the related risk factors, please refer to Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The following table presents the composition of our loan portfolio for borrowers that received payment relief as of June 30, 2020:

	Deferment & Forbearances(1)(2)
	June 30, 2020
($ in thousands)	Number of Loans	Amount(1)(2)	% of Loan Category
Commercial:
Commercial and industrial	55	$53,255	3.7%
Commercial real estate	53	218,537	26.6%
Multifamily	30	114,296	8.0%
SBA	6	21,819	7.0%
Construction	8	31,544	14.8%
Total commercial	152	439,451	10.4%
Consumer:
Single family residential mortgage	142	163,815	12.0%
Other consumer	4	969	2.5%
Total consumer	146	164,784	11.7%
Total	298	$604,235	10.7%
(1)Excludes loans in forbearance that are current
(2)Excludes loans delinquent prior to COVID-19

With respect to our commercial portfolio, as of July 31, 2020, 67 loans totaling $192.8 million have reached expiration of their initial deferral period and have not requested an additional 90-day deferral period as of that date. As of July 31, 2020, 18 loans totaling $121.3 million have requested an additional 90-day deferral period, of which 5 loans totaling $35.2 million have been approved. We continue to review the remaining requests and will evaluate additional requests from commercial borrowers that have or will soon reach expiration of their initial deferral period as described above.

With respect to our consumer portfolio, consisting primarily of single family residential mortgage loans, as of July 31, 2020, the number of loans on forbearance remained relatively unchanged compared to June 30, 2020.

Other Efforts
To support our community, we partnered with Food Finders to provide over 300,000 meals to our most vulnerable neighbors in Southern California. We also made a donation to the Los Angeles Fire Department to help supply critical personal protective equipment to these first-responders. We developed online financial literacy classes for young adults and we sponsored five LAFC blood drives in partnership with the American Red Cross and Banc of California Stadium.

Termination of LAFC Agreement
On May 22, 2020, we entered into an agreement (the “Termination Agreement”) with the Los Angeles Football Club (LAFC) to amend and terminate certain agreements that we previously entered into with LAFC in 2017 (the “LAFC Agreements”). Among other things, the LAFC Agreements granted us the exclusive naming rights to the Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. Pursuant to the LAFC Agreements, we agreed to pay LAFC $100 million over a period of 15 years, of which $15.9 million had been recognized as expense from January 1, 2018 through May 22, 2020. In addition to the stated contract amount of $100 million, the LAFC Agreements obligated us to pay for other annual expenses, which have averaged approximately $500 thousand per year.
Under the Termination Agreement, we agreed to restructure our partnership to allow LAFC to expand its roster of sponsors and partners into categories that were previously exclusive to us under the LAFC Agreements and we stepped away from our naming-rights position on LAFC’s soccer stadium. We will continue to serve as LAFC’s primary banking partner, subject to any new sponsor in the financial services space that offers banking services, and remain as a partner on a number of other collaborations. As part of the Termination Agreement, we agreed to pay LAFC a $20.1 million termination fee. The LAFC Agreements will be terminated on December 31, 2020, unless otherwise terminated earlier by LAFC pursuant to the Termination Agreement (the “Termination Date”). We will not have any continuing payment obligations to LAFC following the Termination Date. With respect to the remainder of 2020, we do not expect to have any additional payment obligations except in certain specified circumstances set forth in the Termination Agreement, which amount would not exceed $2.8 million.

The pre-tax impact from our entry into the Termination Agreement was a one-time charge to operations of $26.8 million during the second quarter of 2020. The charge to operations includes the write-off of all of a prepaid advertising asset. As a result of the Termination Agreement, the Bank estimates an aggregate pre-tax cost savings of approximately $89.1 million, or approximately $7.1 million per year, over the remaining 12 ½ year life of the original LAFC Agreements.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019:

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$5,707,619	$63,642	4.48%	$5,780,810	$65,534	4.56%	$7,445,704	$89,159	4.80%
Securities	1,063,941	7,816	2.95%	952,966	7,820	3.30%	1,304,876	12,457	3.83%
Other interest-earning assets (2)	424,776	1,239	1.17%	297,444	1,360	1.84%	342,908	2,424	2.84%
Total interest-earning assets	7,196,336	72,697	4.06%	7,031,220	74,714	4.27%	9,093,488	104,040	4.59%
ACL	(78,528)			(60,470)			(63,046)
BOLI and noninterest-earning assets (3)	622,398			592,192			580,133
Total assets	$7,740,206			$7,562,942			$9,610,575
Interest-bearing liabilities:
Savings	$905,997	2,718	1.21%	$890,830	3,296	1.49%	$1,083,571	4,950	1.83%
Interest-bearing checking	1,710,038	2,186	0.51%	1,520,922	3,728	0.99%	1,580,165	4,554	1.16%
Money market	592,872	850	0.58%	608,926	1,760	1.16%	853,007	3,902	1.83%
Certificates of deposit	1,214,939	4,451	1.47%	1,151,518	5,827	2.04%	2,537,060	15,192	2.40%
Total interest-bearing deposits	4,423,846	10,205	0.93%	4,172,196	14,611	1.41%	6,053,803	28,598	1.89%
FHLB advances	819,166	4,818	2.37%	1,039,055	5,883	2.28%	1,287,121	8,289	2.58%
Securities sold under repurchase agreements	1,024	2	0.79%	—	—	—%	2,173	16	2.95%
Long-term debt and other interest-bearing liabilities	173,977	2,357	5.45%	174,056	2,359	5.45%	174,161	2,357	5.43%
Total interest-bearing liabilities	5,418,013	17,382	1.29%	5,385,307	22,853	1.71%	7,517,258	39,260	2.09%
Noninterest-bearing deposits	1,349,735			1,133,306			1,034,205
Noninterest-bearing liabilities	118,208			128,282			96,179
Total liabilities	6,885,956			6,646,895			8,647,642
Total stockholders’ equity	854,250			916,047			962,933
Total liabilities and stockholders’ equity	$7,740,206			$7,562,942			$9,610,575
Net interest income/spread		$55,315	2.77%		$51,861	2.56%		$64,780	2.50%
Net interest margin (4)			3.09%			2.97%			2.86%

Ratio of interest-earning assets to interest-bearing liabilities	132.82%			130.56%			120.97%
Total deposits(5)	5,773,581	10,205	0.71%	5,305,502	14,611	1.11%	7,088,008	28,598	1.62%
Total funding (6)	6,767,748	17,382	1.03%	6,518,613	22,853	1.41%	8,551,463	39,260	1.84%
(1)Total loans are net of deferred fees, related direct costs and discounts. Non-accrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $1.1 million, $(587) thousand and $106 thousand and accretion of discount on purchased loans of $347 thousand, $8 thousand and $28 thousand for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, respectively, are included in interest income.

(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of bank-owned life insurance of $110.4 million, $110.0 million and $107.8 million for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019.
(4)Annualized net interest income divided by average interest-earning assets.
(5)Total deposits is the sum of interest-bearing deposits and noninterest-bearing deposits. The cost of total deposits is calculated as annualized total interest expense on deposits divided by average total deposits.
(6)Total funding is the sum of interest-bearing liabilities and noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.
Three Months Ended June 30, 2020 Compared to Three Months Ended March 31, 2020
Net interest income increased $3.5 million to $55.3 million for the second quarter of 2020 due mostly to lower funding costs and higher average interest-earning assets, offset by a lower yield on such assets. Compared to the prior quarter, average interest-earning assets increased by $165.1 million to $7.20 billion, due to higher average securities of $111.0 million and other interest-earning assets of $127.3 million, offset by lower average loans of $73.2 million. The average interest-earning assets growth was funded by higher average noninterest-bearing deposits of $216.4 million and interest-bearing deposits of $251.7 million, partially offset by lower average FHLB advances of $219.9 million.
The net interest margin increased 12 basis points to 3.09% for the second quarter from 2.97% for the prior quarter. The increase was due to the 42 basis point decline on the average cost of interest-bearing liabilities outpacing the 21 basis point decline in the average yield on interest-earning assets. The decrease in the average interest-earning asset yield to 4.06% for the second quarter from 4.27% for the first quarter was due to lower yields on most interest-earning asset classes and the change in the mix of interest-earning assets. The lower yields on total loans, securities and other interest-earning assets was due to originating new business and repricing variable rate loans and investments in the lower interest rate environment given the rate cuts by the Federal Reserve in March 2020. Our average yield on loans declined 8 basis points to 4.48% and our average yield on securities decreased 35 basis points to 2.95%. The second quarter includes $1.7 million of PPP fee income, which increased the net interest margin by 3 basis points. The lower securities yield is due mostly to a 38 basis point decrease in the collateralized loan obligations (“CLOs”) yield to 3.22% for the second quarter from 3.60% for the first quarter as these CLOs reprice quarterly.
The average cost of funds decreased 39 basis points to 1.03% for the second quarter from 1.41% for the first quarter. This decrease was driven by the lower average cost of interest-bearing liabilities and improved funding mix, including higher average noninterest-bearing deposits. We have reduced our reliance on high cost transaction accounts, non-brokered certificates of deposits, and wholesale funds as we continue to execute on our relationship-focused business banking strategy. The 42 basis point decline in the average cost of interest-bearing liabilities to 1.29% for the second quarter, from 1.71% for the first quarter, was driven by the lower average cost of interest-bearing deposits. The average cost of interest-bearing deposits declined 48 basis points to 0.93% from the prior quarter due to actively managing down deposit rates in response to the interest rate cuts by the Federal Reserve in March 2020. Additionally, average noninterest-bearing deposits increased by $216.4 million and represented 23.4% of total average deposits in the second quarter compared to 21.4% of total average deposits for the first quarter. Our total cost of average deposits decreased 40 basis points to 0.71% for the second quarter. The spot rate of total deposits at the end of the second quarter of 2020 was 0.59%.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net interest income was $55.3 million for the three months ended June 30, 2020, a decrease of $9.5 million, or 14.6%, from $64.8 million for the three months ended June 30, 2019. The decrease in net interest income from the prior period was due to lower average interest-earning assets, as a result of targeted sales of securities and loans during 2019, in line with our strategy of remixing the loan portfolio towards relationship based-lending, offset by a higher net interest margin. For the three months ended June 30, 2020, average interest-earning assets declined $1.90 billion to $7.20 billion and the net interest margin increased 23 basis points to 3.09% for the three months ended June 30, 2020 compared to 2.86% for the same 2019 period.
Our average yield on interest-earning assets decreased 53 basis points to 4.06% for the three months ended June 30, 2020, as compared to 4.59% during the same 2019 period. The decrease in yield was primarily attributable to lower average yields on the loan and securities portfolios, partially offset by an increased mix of loans versus securities. Our average yield on loans was 4.48% for the three months ended June 30, 2020, compared to 4.80% for the same 2019 period, primarily due to lower market interest rates and a lower percentage of higher-yielding commercial and industrial balances in the portfolio due to the market interest rate cuts totaling 225 basis points by the Federal Reserve in the third quarter of 2019 through March of 2020. Our average yield on securities decreased 88 basis points due mostly to CLOs repricing into the lower rate environment and a decrease in average CLO balances.
The average cost of funds decreased to 1.03% for the three months ended June 30, 2020 from 1.84% for the same 2019 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits. The 80 basis point decline in the average cost of interest-bearing liabilities to 1.29% for the three months ended June 30, 2020 from 2.09% for the same 2019 period was driven by the lower average cost of interest-bearing deposits and rates paid on our FHLB term advances. The average cost of interest-bearing deposits declined 96 basis points to 0.93% from the prior period due to actively managing down deposit rates in response to the previously described interest rate cuts by the Federal Reserve and a lower reliance on brokered deposits. Additionally, average noninterest-bearing deposits increased by $315.5 million when compared to the same 2019 period. Our cost of average total deposits decreased 91 basis points to 0.71% for the three months ended June 30, 2020 when compared to the same 2019 period due to the lower cost of interest-bearing deposits and a higher mix of noninterest-bearing deposits. Average noninterest-bearing deposits represented 23.4% of total average deposits for the three months ended June 30, 2020 compared to 14.6% of total average deposits for the first quarter of 2019.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)	$5,744,214	$129,176	4.52%	$7,579,485	$179,717	4.78%
Securities	1,008,454	15,636	3.12%	1,526,959	30,298	4.00%
Other interest-earning assets (2)	361,110	2,599	1.45%	332,424	4,737	2.87%
Total interest-earning assets	7,113,778	147,411	4.17%	9,438,868	214,752	4.59%
ACL	(69,499)			(62,488)
BOLI and non-interest earning assets (3)	607,296			577,858
Total assets	$7,651,575			$9,954,238
Interest-bearing liabilities:
Savings	$898,414	6,013	1.35%	$1,142,360	10,429	1.84%
Interest-bearing checking	1,615,480	5,915	0.74%	1,567,575	9,079	1.17%
Money market	600,899	2,610	0.87%	870,177	8,031	1.86%
Certificates of deposit	1,183,229	10,278	1.75%	2,758,789	32,502	2.38%
Total interest-bearing deposits	4,298,022	24,816	1.16%	6,338,901	60,041	1.91%
FHLB advances	929,110	10,701	2.32%	1,354,238	17,370	2.59%
Securities sold under repurchase agreements	512	2	0.79	2,261	34	3.03%
Long-term debt and other interest-bearing liabilities	174,017	4,716	5.45%	174,195	4,719	5.46%
Total interest-bearing liabilities	5,401,661	40,235	1.50%	7,869,595	82,164	2.11%
Noninterest-bearing deposits	1,241,521			1,028,008
Noninterest-bearing liabilities	123,244			96,801
Total liabilities	6,766,426			8,994,404
Total stockholders’ equity	885,149			959,834
Total liabilities and stockholders’ equity	$7,651,575			$9,954,238
Net interest income/spread		$107,176	2.67%		$132,588	2.48%
Net interest margin (4)			3.03%			2.83%

Ratio of interest-earning assets to interest-bearing liabilities	131.70%			119.94%
Total deposits(5)	5,539,543	24,816	0.90%	7,366,909	60,041	1.64%
Total funding (6)	6,643,182	40,235	1.22%	8,897,603	82,164	1.86%
(1)Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for credit losses. Non-accrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $553 thousand and $(83) thousand and accretion of discount on purchased loans of $355 thousand and $125 thousand for the six months ended June 30, 2020 and 2019, respectively, are included in interest income.
(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.

(3)Includes average balance of bank-owned life insurance of $110.2 million and $107.5 million for the six months ended June 30, 2020 and 2019.
(4)Annualized net interest income divided by average interest-earning assets.
(5)Total deposits is the sum of interest-bearing deposits and noninterest-bearing deposits. The cost of total deposits is calculated as annualized total interest expense on deposits divided by average total deposits.
(6)Total funding is the sum of interest-bearing liabilities and noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net interest income for the six months ended June 30, 2020 decreased $25.4 million to $107.2 million from $132.6 million for the same 2019 period. This decrease was due to lower average interest-earning assets, as a result of targeted sales of securities and loans during 2019, in line with our strategy of remixing the loan portfolio towards relationship based-lending, partially offset by a higher net interest margin. For the six months ended June 30, 2020, average interest-earning assets declined $2.33 billion to $7.11 billion, and the net interest margin increased 20 basis points to 3.03% for the six months ended June 30, 2020 compared to 2.83% for the same 2019 period.
Our average yield on interest-earning assets decreased 42 basis points to 4.17% for the six months ended June 30, 2020 as compared to 4.59% during the same 2019 period. The decrease in yield was primarily attributable to lower average yields on the loan and securities portfolios, partially offset by an increased mix of loans versus securities. Our average yield on loans was 4.52% for the six months ended June 30, 2020, compared to 4.78% for the same 2019 period, primarily due to lower market interest rates and a lower percentage of higher-yielding commercial and industrial balances in the portfolio. Our average yield on securities decreased 88 basis points due mostly to CLOs repricing into the lower rate environment and a decrease in average CLO balances.
The average cost of funds decreased to 1.22% for the six months ended June 30, 2020 from 1.86% for the same 2019 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits. The 61 basis point decline in the average cost of interest-bearing liabilities to 1.50% for the six months ended June 30, 2020 from 2.11% for the same 2019 period was driven by the lower average cost of interest-bearing deposits and rates paid on our FHLB term advances. The average cost of interest-bearing deposits declined 75 basis points to 1.16% from the prior period due to actively managing down deposit rates in response to the previously described market interest rate cuts by the Federal Reserve and a lower reliance on brokered deposits. Additionally, average noninterest-bearing deposits increased by $213.5 million when compared to the same 2019 period. Our cost of average total deposits decreased 74 basis points to 0.90% for the six months ended June 30, 2020 when compared to the same 2019 period due to the lower cost of interest-bearing deposits and higher noninterest-bearing deposits. Average noninterest-bearing deposits represented 22.4% of total average deposits for the six months ended June 30, 2020 compared to 14.0% of total average deposits for the same 2019 period.

Rate/Volume Analysis
The following table presents the changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities. The information provided presents the changes attributable to: (i) changes in volume multiplied by the prior rate; and (ii) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2020 vs. 2019			Six Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$(19,848)	$(5,669)	$(25,517)	$(41,270)	$(9,271)	$(50,541)
Securities	(2,068)	(2,573)	(4,641)	(8,897)	(5,765)	(14,662)
Other interest-earning assets	480	(1,665)	(1,185)	379	(2,517)	(2,138)
Total interest and dividend income	$(21,436)	$(9,907)	$(31,343)	$(49,788)	$(17,553)	$(67,341)
Interest expense:
Savings	$(728)	$(1,504)	$(2,232)	$(1,965)	$(2,451)	$(4,416)
Interest-bearing checking	351	(2,719)	(2,368)	272	(3,436)	(3,164)
Money market	(942)	(2,110)	(3,052)	(1,993)	(3,428)	(5,421)
Certificates of deposit	(6,161)	(4,580)	(10,741)	(15,186)	(7,038)	(22,224)
FHLB advances	(2,837)	(634)	(3,471)	(5,007)	(1,662)	(6,669)
Securities sold under repurchase agreements	(6)	(8)	(14)	(16)	(16)	(32)
Long-term debt and other interest-bearing liabilities	(2)	2	—	(1)	(2)	(3)
Total interest expense	(10,325)	(11,553)	(21,878)	(23,896)	(18,033)	(41,929)
Net interest income	$(11,111)	$1,646	$(9,465)	$(25,892)	$480	$(25,412)

Provision for (Reversal of) Credit Losses
The provision for (reversal of) credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current estimated credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
Provision for (reversal of) loan losses	$11,519	$14,711	$(1,987)	$26,230	$525
Provision for (reversal of) credit losses - unfunded loan commitments	307	1,050	87	1,357	(327)
Total provision for (reversal of) credit losses	$11,826	$15,761	$(1,900)	$27,587	$198

We recognized a provision for credit losses of $11.8 million during the second quarter of 2020, compared to $15.8 million during the first quarter of 2020 and a reversal of credit losses of $1.9 million for the second quarter of 2019. Our provision for credit losses during the second quarter of 2020 included $307 thousand related to unfunded commitments, compared to $1.1 million during the first quarter. The remaining second quarter of 2020 provision for credit losses was comprised of $5.0 million of general reserves and $6.8 million related to specific reserves, primarily related to a previously reported non-accrual, shared national credit. The general provision is due to a continued deterioration in key macro-economic forecast variables, such as unemployment and gross domestic product, and loan risk rating downgrades, offset by lower period end loan balances.
During the six months ended June 30, 2020, we recognized a provision for credit losses of $27.6 million under the CECL model, compared to $198 thousand under the incurred loss model during 2019. Our provision for credit losses included $1.4 million related to unfunded commitments during the six months ended June 30, 2020, compared to provision reversal of $327 thousand during the six months ended June 30, 2019. The higher provision for credit losses was driven by using the new CECL model, the estimated future impact of the health crisis on our loans, net charge-offs, and an increase in specific reserves, partially offset by lower period end loan balances of $1.09 billion as compared to June 30, 2019.
See further discussion in "Allowance for Credit Losses."

Noninterest Income (Loss)
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
Customer service fees	$1,224	$1,096	$1,434	$2,320	$2,949
Loan servicing income	95	75	121	170	239
Income from bank owned life insurance	591	578	580	1,169	1,105
Net gain on sale of securities available-for-sale	2,011	—	—	2,011	208
Fair value adjustment on loans held-for-sale	25	(1,586)	59	(1,561)	60
Net (loss) gain on sale of loans	—	(27)	2,767	(27)	4,319
Other income	1,582	1,925	(7,251)	3,507	(4,875)
Total noninterest income (loss)	$5,528	$2,061	$(2,290)	$7,589	$4,005

Three Months Ended June 30, 2020 Compared to Three Months Ended March 31, 2020
Noninterest income was $5.5 million for the three months ended June 30, 2020; an increase of $3.5 million, or 168.2%, from $2.1 million for the three months ended March 31, 2020. The increase was primarily due to a gain on the sale of securities of $2.0 million compared to $0 in the prior quarter and lower net unrealized losses of $1.6 million for the change in fair value adjustment on loans held-for sale. During the three months ended June 30, 2020, we sold $20.7 million in securities, primarily consisting of corporate securities, resulting in a gain of $2.0 million. There were no sales of securities during the prior quarter.
In addition, during the three months ended June 30, 2020, customer service fees increased $128 thousand due mostly to higher depositor-related fees. Other income increased $343 thousand due mostly to lower sublease income of $423 thousand.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Noninterest income was $5.5 million for the three months ended June 30, 2020, an increase of $7.8 million, or 341.4%, from $(2.3) million for the three months ended June 30, 2019. The increase in noninterest income during the three months ended June 30, 2020 was mainly due to the aforementioned 2020 sale of securities and the 2019 second quarter $9.6 million unrealized loss from interest rate swap agreements entered into in order to offset the variability in the fair value of the Freddie Mac securitization completed during the third quarter of 2019, offset by lower net gain on sale of loans of $2.8 million.
Customer service fees decreased $210 thousand, or 14.6%, during the three months ended June 30, 2020 due mostly to lower borrower loan fees, such as extension and exit fees, offset by higher deposit-related transactional fees.
Net gains on sale of securities available-for-sale increased to $2.0 million during the three months ended June 30, 2020 from zero during the three months ended June 30, 2019. The increase between periods was due to the aforementioned $20.7 million sale of securities during the three months ended June 30, 2020, primarily consisting of corporate securities. There were no securities sales in the first quarter of 2019.
Net loss on sale of loans, which includes premium recapture of previously sold loans, was zero during the three months ended June 30, 2020 compared to $2.8 million during the comparable 2019 period. There were no sales of loans during the second quarter of 2020. During the second quarter of 2019, we sold jumbo SFR mortgage loans of $131.5 million resulting in a gain of $125 thousand and $178.2 million of multifamily residential loans resulting in a gain of $2.9 million.
Other income was $1.6 million for the three months ended June 30, 2020, compared to a loss of $7.3 million in the comparable 2019 period. The $8.8 million decrease was primarily attributable to the 2019 period including the aforementioned $9.6 million unrealized loss from interest rate swap agreements entered into in order to offset variability in the fair value of the Freddie Mac securitization completed during the third quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Noninterest income was $7.6 million for the six months ended June 30, 2020, an increase of $3.6 million, or 89.5%, from $4.0 million for the six months ended June 30, 2019. The increase in noninterest income was mainly due to the $1.8 million increase in net gain on the securities available-for-sale, coupled with a $8.4 million decrease in other income (loss), partially offset by higher unrealized net losses on loans held-for-sale of $1.6 million and lower net gains on sale of loans of between periods of $4.3 million.
Customer service fees decreased $629 thousand, or 21.3%, during the three months ended June 30, 2020 due mostly to lower borrower loan fees, such as extension and exit fees.
Net gain on sale of securities available-for-sale was $2.0 million for the six months ended June 30, 2020, compared to $208 thousand for the six months ended June 30, 2019. During the six months ended June 30, 2020 we sold $20.7 million in securities, primarily consisting of corporate securities, resulting in a gain of $2.0 million. During the six months ended June 30, 2019, we sold $132.2 million of non-agency commercial mortgage-backed securities resulting in a gain of $9 thousand and $644.5 million in collateralized loan obligations resulting in a gain of $143 thousand.
Net (loss) gain on sale of loans, which includes premium recapture of previously sold loans, was $27 thousand for the six months ended June 30, 2020, compared to a gain of $4.3 million for the six months ended June 30, 2019. There were no sales of loans during the six months ended June 30, 2020. During the six months ended June 30, 2019, we sold jumbo SFR mortgage loans of $374.7 million resulting in a gain of $1.8 million and $178.2 million of multifamily residential loans resulting in a gain of $2.9 million.
Other income (loss) was $3.5 million for the six months ended June 30, 2020, compared to $(4.9) million for the six months ended June 30, 2019. The $8.4 million increase was primarily attributable to the aforementioned $9.6 million unrealized loss from interest rate swap agreements entered into in order to offset variability in the fair value of the Freddie Mac securitization completed during the third quarter of 2019, offset by lower sublease income of $312 thousand.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2020	March 31, 2020	June 30, 2019	2020	2019
Salaries and employee benefits	$24,260	$23,436	$27,506	$47,696	$55,945
Naming rights termination	26,769	—	—	26,769	—
Occupancy and equipment	7,090	7,243	7,955	14,333	15,641
Professional fees	4,596	5,964	(2,903)	10,560	8,138
Data processing	1,536	1,773	1,672	3,309	3,168
Advertising	1,157	1,756	2,048	2,913	4,105
Regulatory assessments	725	484	2,136	1,209	4,618
Reversal of provision for loan repurchases	(34)	(600)	(61)	(634)	(177)
Amortization of intangible assets	430	429	621	859	1,241
Restructuring expense	—	—	(158)	—	2,637
All other expense	6,408	4,529	5,039	10,937	8,838
Noninterest expense before loss on investments in alternative energy partnerships	72,937	45,014	43,855	117,951	104,154
(Gain) loss on investments in alternative energy partnerships	(167)	1,905	(355)	1,738	1,595
Total noninterest expense	$72,770	$46,919	$43,500	$119,689	$105,749

Three Months Ended June 30, 2020 Compared to Three Months Ended March 31, 2020
Noninterest expense was $72.8 million for the three months ended June 30, 2020, an increase of $25.9 million, or 55.1%, from $46.9 million for the three months ended March 31, 2020. The increase was mainly due to the aforementioned $26.8 million one-time charge related to the termination of our LAFC naming rights agreements and a $2.5 million debt extinguishment fee associated with the early repayment of certain FHLB term advances. There were no similar charges in any of the other periods presented. When these charges are excluded, noninterest expense decreased $3.4 million, due to (i) lower professional fees of $1.4 million as a result of the timing of certain indemnified legal costs and recoveries compared to the prior quarter, (ii) higher net gains on investments in alternative energy partnerships of $2.1 million, and (iii) lower advertising costs of $599 thousand, offset by (iv) higher salaries and benefits expense of $824 thousand due mostly to higher incentive accruals, (v) lower reversals of loan repurchases, and (vi) higher regulatory assessments of $241 thousand.
Professional fees were $4.6 million for the three months ended June 30, 2020, a decrease of $1.4 million, or 22.9%, from $6.0 million for the three months ended March 31, 2020. The decrease included lower indemnified legal costs and recoveries as the current quarter included $875 thousand of such legal costs compared to $1.7 million for the prior quarter. When these indemnified legal costs and recoveries are excluded, professional fees would have decreased $565 thousand from the prior quarter. The remaining decrease relates to lower audit fees and other legal costs.
Advertising costs were $1.2 million for the three months ended June 30, 2020, a decrease of $599 thousand, or 34.1%, from $1.8 million for the three months ended March 31, 2020. The decrease was mainly due to reductions in overall events and media spending due, in part, to the termination of the LAFC Agreement on May 22, 2020. Refer to the earlier discussion in the "Termination of LAFC Agreement" section.
Regulatory assessments were $725 thousand for the three months ended June 30, 2020, an increase of $241 thousand, or 49.8%, from $484 thousand for the three months ended March 31, 2020. The increase was mainly due to the first quarter of 2020 having a FDIC small bank assessment credit.
Reversal of provision for loan repurchases decreased $566 thousand and resulted in higher expenses. The reversal of provision for loan repurchases totaled $34 thousand for the three months ended June 30, 2020 compared to $600 thousand for the prior quarter. The decrease was due to changes in the credit quality of the previously sold loans resulting in a lower release of reserve amount.

The (gain) loss on investments in alternative energy partnerships was a gain of $167 thousand for the three months ended June 30, 2020, an increase of $2.1 million, from a loss of $1.9 million for the three months ended March 31, 2020. The gain between periods was mainly due to decreased loss sharing allocations and resulting lower HLBV losses.
All other expense for the three months ended June 30, 2020 increased $1.9 million or 41.5%, to $6.4 million from $4.5 million for the three months ended March 31, 2020. The increase was primarily attributable to a $2.5 million debt extinguishment fee, partially offset by decreases in other expenses such as legal settlements, business travel, and the write-off of certain capitalized software cost. During the three months ended June 30, 2020, we repaid a $100.0 million FHLB term advance with a weighted average interest rate of 2.07% and incurred a $2.5 million debt extinguishment fee. All other expense for the three months ended March 31, 2020 included an $850 thousand charge to settle and conclude a legacy loan sale claim from an acquired bank.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Noninterest expense was $72.8 million for the three months ended June 30, 2020, an increase of $29.3 million, or 67.3%, from $43.5 million for the three months ended June 30, 2019. The increase was mainly due to the $26.8 million LAFC naming rights termination fee, coupled with higher professional fees of $7.5 million and other expenses of $1.4 million, offset by lower salaries and employee benefits of $3.2 million and lower regulatory assessments of $1.4 million.
Salaries and employee benefits expense was $24.3 million for the three months ended June 30, 2020, a decrease of $3.2 million, or 11.8%, from $27.5 million for the three months ended June 30, 2019. The decrease was primarily due to overall reductions in headcount between periods.
As discussed above, we terminated our naming rights agreements with LAFC and incurred a pre-tax, one-time charge to operations of $26.8 million. Refer to earlier discussion in "Termination of LAFC Agreement."
Occupancy and equipment was $7.1 million for the three months ended June 30, 2020, a decrease of $865 thousand or 10.9% from $8.0 million for the three months ended June 30, 2019. The decrease was primarily due to overall reductions in costs between periods as a result of exiting the TPMO and brokered single family lending businesses during the first quarter of 2019.
Professional fees were $4.6 million for the three months ended June 30, 2020, an increase of $7.5 million, or 258.3%, from recoveries of $2.9 million for the three months ended June 30, 2019. The increase was mainly due the 2019 period including net recoveries of legal fees of $6.4 million due to the timing of insurance recoveries related to securities litigation, indemnification, investigation and other legal expenses compared to legal fees of $1.7 million during the 2020 period. Offsetting this increase was a $677 thousand decrease in other professional fees.
Advertising costs were $1.2 million for the three months ended June 30, 2020, a decrease of $891 thousand, or 43.5%, from $2.0 million for the three months ended June 30, 2019. The decrease was mainly due to reductions in overall events and media spending due in part to the termination of the LAFC Agreement on May 22, 2020.
Regulatory assessments were $725 thousand for the three months ended June 30, 2020, a decrease of $1.4 million, or 66.1%, from $2.1 million for the three months ended June 30, 2019. The decrease was mainly due to a reduction in our FDIC assessment rate given the decrease in our asset size.
All other expense was $6.4 million for the three months ended June 30, 2020, an increase of $1.4 million, or 27.2%, from $5.0 million for the three months ended June 30, 2019. The increase was primarily attributable to the aforementioned $2.5 million debt extinguishment fee associated with the early repayment of certain FHLB term advances in the second quarter of 2020. All other expense during the same 2019 period included a $797 impairment of capitalized software projects. There were no similar impairment charges during the three months ended June 30, 2020.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Noninterest expense was $119.7 million for the six months ended June 30, 2020, an increase of $13.9 million, or 13.2%, from $105.7 million for the six months ended June 30, 2019. The increase was mainly due to the $26.8 million LAFC naming rights termination, coupled with a $2.4 million increase in professional fees and $2.1 million increase in all other expense, offset by a $8.2 million decrease in salaries and employee benefits, a $3.4 million decrease in regulatory assessments and a $2.6 million decrease in restructuring expense, as well as decreases in occupancy and equipment, and advertising expenses.
Salaries and employee benefits expense was $47.7 million for the six months ended June 30, 2020, a decrease of $8.2 million, or 14.7%, from $55.9 million for the six months ended June 30, 2019. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses, including overall reductions in headcount between periods as a result of exiting the TPMO and brokered single family lending businesses during the first quarter of 2019.

Occupancy and equipment was $14.3 million for the three months ended June 30, 2020, a decrease of $1.3 million or 8.4% from $15.6 million for the six months ended June 30, 2019. The decrease was primarily due to overall reductions in costs between periods as a result of exiting the TPMO and brokered single family lending businesses during the first quarter of 2019.
Professional fees were $10.6 million for the six months ended June 30, 2020, an increase of $2.4 million, or 29.8%, from $8.1 million for the six months ended June 30, 2019. The increase in fees was primarily the result of higher legal fees (net of recoveries of $2.5 million) due to the timing of insurance recoveries related to securities litigation, indemnification, investigation and other legal expenses of $6.6 million, offset by lower other professional fees of $2.4 million.
Advertising costs were $2.9 million for the six months ended June 30, 2020, a decrease of $1.2 million, or 29.0%, from $4.1 million for the six months ended June 30, 2019. The decrease was mainly due to overall reductions in reductions in overall events and media spending, as well as a decrease in advertising costs related to the now-terminated LAFC naming rights commitment. Advertising costs for the six months ended June 30, 2020 included $2.6 million related to the now-terminated LAFC naming rights agreement compared to $3.3 million during six months ended June 30, 2019.
Regulatory assessments were $1.2 million for the six months ended June 30, 2020, a decrease of $3.4 million, or 73.8%, from $4.6 million for the six months ended June 30, 2019. The decrease was mainly due to a reduction in our FDIC assessment rate given the decrease in our asset size and an FDIC small bank assessment credit.
Restructuring expense was zero for the six months ended June 30, 2020. For the six months ended June 30, 2019, restructuring expense was $2.6 million and consisted of severance and retention costs associated with our exit from the TPMO and brokered single family lending businesses and CEO transition during the first quarter of 2019.
All other expenses were $10.9 million for the six months ended June 30, 2020, an increase of $2.1 million, or 23.7%, from $8.8 million for the six months ended June 30, 2019. The increase was mainly due to the aforementioned $2.5 million debt extinguishment fee associated with the early repayment of $100 million in FHLB term advances, combined with the aforementioned $850 thousand charge to settle and conclude a legacy loan sale claim from an acquired bank; All other expense during the comparable 2019 period included a $835 thousand impairment of capitalized software projects, compared to $157 thousand during the six months ended June 30, 2020. Offsetting these increases were overall expense reductions from our efforts to manage expenses on supplies, business travel, directors' fees, and other administrative expenditures.

Income Tax (Benefit) Expense
For the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, income tax (benefit) expense was $(5.3) million, $(2.2) million, and $4.3 million, resulting in an effective tax rate of 22.3%, 24.7% and 20.6%. Our 22.3% effective tax rate for the three months ended June 30, 2020 differs from the 21% federal statutory rate was due to the impact of state taxes offset by various tax credits. The full year estimated effective tax rate for 2020 is expected to be approximately 23%.
For the six months ended June 30, 2020 and 2019, the income tax benefit was $7.5 million and the income tax expense was $7.0 million, resulting in an effective tax rate of 23.0% and 22.9%, respectively.
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
For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
At June 30, 2020, all of our investment securities were classified as available-for-sale.
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB advances, Federal Reserve Discount Window capacity, repurchase agreements, and certain public deposits.
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$100,128	$105,555	$5,427	$37,613	$36,456	$(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	199,262	201,136	1,874	91,543	91,299	(244)
Municipal securities	52,973	57,174	4,201	52,997	52,689	(308)
Non-agency residential mortgage-backed securities	161	164	3	191	196	5
Collateralized loan obligations	703,605	668,353	(35,252)	733,605	718,361	(15,244)
Corporate debt securities	141,962	143,647	1,685	13,500	13,579	79
Total securities available-for-sale	$1,198,091	$1,176,029	$(22,062)	$929,449	$912,580	$(16,869)

Securities available-for-sale were $1.18 billion at June 30, 2020, an increase of $263.4 million, or 28.9%, from $912.6 million at December 31, 2019. The increase was mainly due to purchases of $322.6 million, including $174.0 million in U.S. government agency securities and $148.6 million in corporate debt securities, offset by a $30.0 million pay-off of one CLO holding, $20.7 million in sales, and higher net unrealized losses of $5.2 million.
CLOs totaled $668.4 million and $718.4 million at June 30, 2020 and December 31, 2019. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA-rated to equity-grade tranches. At June 30, 2020, all of our CLO holdings were AAA and AA rated. We also perform pre-purchase due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors. We only acquire CLOs that we believe are Volcker Rule compliant.
We did not record credit impairment for any investment securities for the three and six months ended June 30, 2020 or 2019. We monitor our securities portfolio to ensure it has adequate credit support. As of June 30, 2020, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at June 30, 2020, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of June 30, 2020, all of our investment securities in an unrealized loss position received an investment grade credit rating. Credit spreads for CLOs widened during the first quarter of 2020 and have narrowed during the second quarter. The overall net decline in fair value during 2020 was attributable to a combination of changes in interest rates and general volatility in the credit market conditions.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and yield information of the investment securities portfolio as of June 30, 2020:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$30,413	2.20%	$75,142	2.35%	$105,555	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	118,163	0.74%	11,608	2.02%	25,579	1.63%	45,786	0.93%	201,136	0.96%
Municipal securities	—	—%	—	—%	—	—%	57,174	2.79%	57,174	2.79%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	164	6.14%	164	6.14%
Collateralized loan obligations	668,353	2.73%	—	—%	—	—%	—	—%	668,353	2.73%
Corporate debt securities	—	—%	122,301	4.99%	21,346	5.64%	—	—%	143,647	5.08%
Total securities available-for-sale	$786,516	2.45%	$133,909	4.74%	$77,338	2.96%	$178,266	2.11%	$1,176,029	2.68%

Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $19.8 million and $22.6 million, respectively, at June 30, 2020 and December 31, 2019 and consisted mainly of repurchased conforming SFR mortgage loans that were previously sold and loans previously sold to GNMA that were delinquent more than 90 days and subject to a repurchase option by us. The $2.9 million, or 12.7%, decrease was mainly due to payoffs of $613 thousand and a decrease in fair value of $1.6 million.

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,436,990	$1,691,270	$(254,280)	(15.0)%
Commercial real estate	822,694	818,817	3,877	0.5%
Multifamily	1,434,071	1,494,528	(60,457)	(4.0)%
SBA(1)	310,784	70,981	239,803	337.8%
Construction	212,979	231,350	(18,371)	(7.9)%
Consumer:
Single family residential mortgage	1,370,785	1,590,774	(219,989)	(13.8)%
Other consumer	39,393	54,165	(14,772)	(27.3)%
Total loans(2)	5,627,696	5,951,885	(324,189)	(5.4)%
Allowance for loan losses	(90,370)	(57,649)	(32,721)	56.8%
Total loans receivable, net	$5,537,326	$5,894,236	$(356,910)	(6.1)%
(1)Includes PPP loans totaling $240.7 million, which included $5.6 million of net unamortized loan fees at June 30, 2020. There were no PPP loans outstanding at December 31, 2019.
(2)Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net of $6.0 million and $14.3 million, respectively, at June 30, 2020 and December 31, 2019.

Gross loans decreased $324.2 million to $5.63 billion during the year, due mostly to lower single family residential mortgage loans of $220.0 million, lower commercial and industrial (“C&I“) loans of $254.3 million, and lower multifamily loans of $60.5 million. The decline in single family residential mortgage loans was attributed to payoffs as the loans refinance away in the lower rate environment and these proceeds are invested in other core business loans. The decline in C&I loans was primarily in response to strategically reducing certain credit facilities in response to the changed economic landscape and corresponding lower outstanding balances. These decreases were partially offset by a $239.8 million increase in SBA loans attributable to the funding of loans under the SBA's PPP. Our focus on processing PPP loans, in addition to the impact of the COVID-19, pandemic tempered other loan production; additionally, we did not experience any significant increase in credit line usage.
We continue to remix our real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. Single family residential mortgage and multifamily loans comprised 49.9% of the total held-for-investment loan portfolio as compared to 53.0% one year ago. Commercial real estate loans comprised 14.6% of the loan portfolio and commercial and industrial loans constituted 25.5%. As of June 30, 2020, loans secured by residential real estate (single family, multifamily, single family construction, and warehouse credit facilities) represent approximately 66% of our total loans outstanding.

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress, as demonstrated by the following (as a percentage of total outstanding C&I loan balances):

	June 30, 2020
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and insurance (includes Warehouse lending)	$777,015	54%
Real estate and rental leasing	201,630	14%
Gas stations	76,510	5%
Manufacturing	60,128	4%
Healthcare	43,256	3%
Wholesale trade	39,740	3%
Other retail trade	37,699	3%
Television/motion pictures	33,590	2%
Food services	30,216	2%
Professional services	14,975	1%
Transportation	5,363	—%
Accommodations	1,496	—%
All other	115,372	8%
Total	$1,436,990	100%

Non-Traditional Mortgage Portfolio ("NTM")
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2020 and December 31, 2019, the NTM portfolio totaled $511.2 million, or 9.1% of the total gross loan portfolio, and $600.7 million, or 10.1% of the total gross loan portfolio. The total NTM portfolio decreased by $89.5 million, or 14.9% during the six months ended June 30, 2020. The decrease was primarily due to principal paydowns and payoffs.
The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (“FICO”) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (“AVMs”) to confirm collateral values. We no longer originate NTM loans.
Green Loans totaled $45.2 million at June 30, 2020, a decrease of $7.1 million, or 13.5% from $52.3 million at December 31, 2019, primarily due to principal paydowns and payoffs. The NTM loans on non-accrual status included $4.6 million of Green Loans and $14.6 million of interest-only loans at June 30, 2020 compared to $1.5 million of Green Loans and $11.5 million of interest-only loans at December 31, 2019.
The following table presents our Green Loans first lien portfolio at June 30, 2020 by FICO scores that were obtained during the quarter ended June 30, 2020, compared to the FICO scores for those same loans that were obtained during the quarter ended March 31, 2020:

	By FICO Scores Obtained During the Quarter Ended June 30, 2020			By FICO Scores Obtained During the Quarter Ended December 31, 2019			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	12	$2,870	6.6%	13	$3,509	7.0%	(1)	$(639)	(18.2)%
700-799	31	21,756	49.9%	38	27,011	54.1%	(7)	(5,255)	(19.5)%
600-699	10	11,974	27.4%	10	12,400	24.8%	—	(426)	(3.4)%
<600	5	3,253	7.5%	5	3,286	6.6%	—	(33)	(1.0)%
No FICO	3	3,751	8.6%	3	3,753	7.5%	—	(2)	(0.1)%
Totals	61	$43,604	100.0%	69	$49,959	100.0%	(8)	$(6,355)	(12.7)%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing the current unpaid principal balance by the latest estimated property value received per our policy. The table below represents our single family residential NTM first lien portfolio by LTV ratio ranges as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
June 30, 2020
< 61%	49	$32,547	74.7%	208	$294,171	63.4%	8	$2,335	100.0%	265	$329,053	64.6%
61-80%	10	9,257	21.2%	116	158,111	34.1%	—	—	—%	126	167,368	32.8%
81-100%	2	1,800	4.1%	3	4,875	1.1%	—	—	—%	5	6,675	1.3%
> 100%	—	—	—%	2	6,509	1.4%	—	—	—%	2	6,509	1.3%
Total	61	$43,604	100.0%	329	$463,666	100.0%	8	$2,335	100.0%	398	$509,605	100.0%
December 31, 2019
< 61%	54	$37,804	75.6%	231	$346,899	63.6%	9	$3,027	100.0%	294	$387,730	64.8%
61-80%	12	8,531	17.1%	136	183,664	33.7%	—	—	—%	148	192,195	32.1%
81-100%	3	3,624	7.3%	6	7,081	1.3%	—	—	—%	9	10,705	1.8%
> 100%	—	—	—%	3	7,727	1.4%	—	—	—%	3	7,727	1.3%
Total	69	$49,959	100.0%	376	$545,371	100.0%	9	$3,027	100.0%	454	$598,357	100.0%

Non-Performing Assets
The following table presents a summary of total non-performing assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Non-accrual loans	72,703	43,354	29,349	67.7%
Total non-performing loans	72,703	43,354	29,349	67.7%
Other real estate owned	—	—	—	—%
Total non-performing assets	$72,703	$43,354	$29,349	67.7%
Performing restructured loans (1)	$5,597	$6,621	$(1,024)	(15.5)%
Total non-performing loans to total loans	1.29%	0.73%
Total non-performing assets to total assets	0.94%	0.55%
ALL to non-performing loans	124.30%	132.97%
ACL to non-performing loans	130.07%	142.35%
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
Additional interest income of approximately $952 thousand and $1.7 million would have been recorded during the three and six months ended June 30, 2020, had these loans been paid in accordance with their original terms throughout the periods indicated.
Non-performing loans totaled $72.7 million as of June 30, 2020, of which $21.9 million, or 30% of the balance relates to loans in a current payment status. The $16.2 million increase during the second quarter was primarily due to $18.6 million of loans being placed on non-accrual status, offset by cured loans and payoffs. The quarter-end balance included three large loan relationships totaling $36.9 million, or 51% of our total non-performing loans, which consist of one $16.4 million legacy shared national credit, a $9.1 million single family mortgage residential loan with a loan-to-value ratio of 58%, and an $11.5 million legacy relationship well-secured by commercial real estate and single family residential properties with an average loan-to-value ratio of 51%. Aside from those three loan relationships, non-performing single family residential loans totaled $19.4 million and the remaining non-performing loans totaled $16.4 million.

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
At June 30, 2020 and December 31, 2019, we had 26 and 25 loans, respectively, with an aggregate balance of $25.9 million and $21.8 million, respectively, classified as TDRs. When a loan becomes a TDR, we cease accruing interest, and classify it as non-accrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the three and six months ended June 30, 2020 was primarily due to one commercial and industrial relationship totaling $3.7 million.
At June 30, 2020, of the 26 loans classified as TDRs, 12 loans totaling $5.6 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2019, of the 25 loans classified as TDRs, 14 loans totaling $6.6 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
Troubled Debt Restructuring (TDR) Relief: Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking regulatory agencies have provided relief from TDR accounting. The main benefits of TDR relief include 1) a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; 2) a delinquency status benefit, as the aging of loans are frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and 3) a non-accrual status benefit as the loans are generally not reported as non-accrual during the modification period. Refer to "Borrower Payment Relief Efforts" above for additional information regarding CARES Act deferrals.

Allowance for Credit Losses (ACL)
Our ACL is comprised of our allowance for loan losses ("ALL") and reserve for unfunded loan commitments. Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. Our ACL methodology uses a nationally recognized third-party model that includes many assumptions based on our historical and peer loss data, our current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables ("MEVs"). As of June 30, 2020, we used economic forecasts released by our model provider during June 2020. Similar to the late March 2020 forecasts, these June 2020 forecasts reflect the onset of the pandemic, its impact on the MEVs, and the future economic recovery. These forecasts published by our model provider have deteriorated since the end of the first quarter, with June baseline unemployment rate forecasts for 2020 and 2021 increasing and real gross domestic product growth rates decreasing. Similar to the first quarter of 2020, we incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by our third-party model including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, we expect the ACL to be impacted in future periods by economic volatility, changing economic forecasts, actual and projected credit experience, and underlying model assumptions, all of which may be better than or worse than our current estimate.
The ACL process involves subjective and complex judgments. In addition, we use adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others. We evaluate all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The ACL, which includes the reserve for unfunded loan commitments, totaled $94.6 million, or 1.68% of total loans at June 30, 2020 compared to $82.1 million or 1.45% at March 31, 2020. The $12.4 million increase in the allowance for expected credit losses was due to: (i) $6.8 million provided for specific reserves, primarily related to one previously reported non-accrual shared national credit, (ii) $5.0 million provided for general reserves related to the continued deterioration in key macro-economic forecast variables, offset by the impact of lower loan balances, and (iii) net recoveries of $608 thousand. The ACL coverage of non-performing loans was 130% at June 30, 2020 compared to 145% at March 31, 2020 and 142% at December 31, 2019.
The reserve for unfunded loan commitments is established to cover the expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. The reserve for unfunded loan commitments is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
Allowance for credit losses:
Allowance for loan losses (ALL)	$90,370	$57,649
Reserve for unfunded loan commitments	4,195	4,064
Total allowance for credit losses (ACL)	$94,565	$61,713

ALL to total loans	1.61%	0.97%
ACL to total loans	1.68%	1.04%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$78,243	$3,888	$82,131	$63,885	$4,208	$68,093
Loans charged off	—	—	—	(2,451)	—	(2,451)
Recoveries of loans previously charged off	608	—	608	76	—	76
Net charge-offs	608	—	608	(2,375)	—	(2,375)
Provision for credit losses	11,519	307	11,826	(1,987)	87	(1,900)
Balance at end of period	$90,370	$4,195	$94,565	$59,523	$4,295	$63,818

	Six Months Ended June 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814
Impact of adopting ASU 2016-13(1)	7,609	(1,226)	6,383	—	—	—
Loans charged off	(2,076)	—	(2,076)	(3,514)	—	(3,514)
Recoveries of loans previously charged off	958	—	958	320	—	320
Net charge-offs	(1,118)	—	(1,118)	(3,194)	—	(3,194)
Provision for (reversal of) credit losses	26,230	1,357	27,587	525	(327)	198
Balance at end of period	$90,370	$4,195	$94,565	$59,523	$4,295	$63,818

(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020. As a result of adopting ASU 2016-13, our methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather that the previously applied incurred loss methodology.
The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	June 30, 2020			December 31, 2019
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$26,618	$1,436,990	25.5%	$22,353	$1,691,270	28.4%
Commercial real estate	17,372	822,694	14.6%	5,941	818,817	13.8%
Multifamily	25,105	1,434,071	25.5%	11,405	1,494,528	25.1%
SBA	4,184	310,784	5.5%	3,120	70,981	1.2%
Construction	6,675	212,979	3.8%	3,906	231,350	3.9%
Consumer:
Single family residential mortgage	9,665	1,370,785	24.4%	10,486	1,590,774	26.7%
Other consumer	751	39,393	0.7%	438	54,165	0.9%
Total	$90,370	$5,627,696	100.0%	$57,649	$5,951,885	100.0%

The following table provides information regarding activity by loan class in the allowance for loan losses during the periods: indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
ALL at beginning of period	$78,243	$63,885	$57,649	$62,192
Impact of adopting ASU 2016-13(1)	—	—	7,609	—
Charge-offs:
Commercial and industrial	—	(2,022)	(1,164)	(2,115)
SBA	—	8	(356)	(348)
Single family residential mortgage	—	(425)	(552)	(951)
Other consumer	—	(6)	(4)	(94)
Total charge-offs	—	(2,451)	(2,076)	(3,514)
Recoveries:
Commercial and industrial	119	11	149	44
SBA	—	60	121	101
Lease financing	—	3	—	6
Single family residential mortgage	488	—	639	150
Other consumer	1	2	49	19
Total recoveries	608	76	958	320
Net charge-offs	608	(2,375)	(1,118)	(3,194)
Provision for credit losses	11,519	(1,987)	26,230	525
ALL at end of period	$90,370	$59,523	$90,370	$59,523
Average total loans held-for-investment	$5,687,652	$7,398,471	$5,723,094	$7,540,145
Total loans held-for-investment at end of period	$5,627,696	$6,719,570	$5,627,696	$6,719,570
Ratios:
Annualized net charge-offs (recoveries) to average total loans held-for-investment	(0.04)%	0.13%	0.04%	0.08%
ALL to total loans held-for-investment	1.61%	0.89%	1.61%	0.89%
(1)Represents the impact of adopting ASU 2016-13, Financial Instruments - Credit Losses on January 1, 2020. As a result of adopting ASU 2016-13, our methodology to compute our allowance for credit losses is based on a current expected credit loss methodology, rather that the previously applied incurred loss methodology.

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

The following table presents the activity related to our investment in alternative energy partnerships for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Balance at beginning of period	$27,347	$26,578	$29,300	$28,988
New funding	—	235	3,631	235
Change in unfunded commitments	—	—	(3,225)	—
Cash distribution from investments	(547)	(535)	(1,001)	(995)
Gain (loss) on investments using HLBV method	167	355	(1,738)	(1,595)
Balance at end of period	$26,967	$26,633	$26,967	$26,633
Unfunded equity commitments at end of period	$—	$3,796	$—	$3,796

Our returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. The balance of these investments was $27.0 million and $29.3 million at June 30, 2020 and December 31, 2019.
During the three and six months ended June 30, 2020, we funded zero and $3.6 million for our alternative energy partnerships and did not receive any return of capital from our alternative energy partnerships. During each of the three and six months ended June 30, 2019, we did not receive any return of capital and funded $235 thousand into these partnerships.
During the three months ended June 30, 2020 and 2019, we recognized a gain on investment of $167 thousand and a loss on investment of $355 thousand through its HLBV application. During the six months ended June 30, 2020 and 2019, we recognized a loss on investment of $1.7 million and $1.6 million through our application of the HLBV method of accounting. The HLBV losses for the six months ended June 30, 2020 were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions. From an income tax benefit perspective, we recognized no investment tax credits during these periods; however, we recorded income tax (expense) benefit related to these investments of $(38) thousand and $398 thousand for the three and six months ended June 30, 2020 and $380 thousand for each of the three and six months ended June 30, 2019.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2020		December 31, 2019
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$1,391,504	23.0%	$1,088,516	20.1%	$302,988
Interest-bearing demand deposits	1,846,698	30.6%	1,533,882	28.3%	312,816
Money market accounts	765,854	12.7%	715,479	13.2%	50,375
Savings accounts	939,018	15.6%	885,246	16.3%	53,772
Certificates of deposit of $250,000 or less	585,314	9.7%	582,772	10.7%	2,542
Certificates of deposit of more than $250,000	509,077	8.4%	621,272	11.4%	(112,195)
Total deposits	$6,037,465	100.0%	$5,427,167	100.0%	$610,298

Total deposits were $6.04 billion at June 30, 2020, an increase of $610.3 million, or 11.2%, from $5.43 billion at December 31, 2019. We continue to focus on growing relationship-based deposits, strategically supplemented by wholesale funding, as we proactively drive our funding costs down. Noninterest-bearing deposits totaled $1.39 billion and represented 23.0% of total deposits at June 30, 2020 compared to $1.09 billion and 20.1% at December 31, 2019.
During the six months ended June 30, 2020, demand deposits increased by $615.8 million, consisting of increases of $303.0 million in noninterest-bearing deposits and $312.8 million in interest-bearing demand deposits. In addition, money market accounts increased $50.4 million and savings accounts increased $53.8 million, offset by a decrease of $109.7 million in time deposits.
Brokered deposits were $179.8 million at June 30, 2020, an increase of $169.8 million from $10.0 million at December 31, 2019. The increase between periods related to brokered time deposits as we took advantage of attractive pricing in that market to reduce some of our remaining higher-cost interest bearing deposits.
The following table presents the scheduled maturities of certificates of deposit as of June 30, 2020:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$222,856	$169,487	$150,881	$42,090	$585,314
Certificates of deposit of more than $250,000	211,569	193,671	60,687	43,150	509,077
Total certificates of deposit	$434,425	$363,158	$211,568	$85,240	$1,094,391

Borrowings
We utilized Federal Home Loan Bank (“FHLB”) advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintained additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
Advances from the FHLB decreased $577.8 million, or 48.4%, to $617.2 million as of June 30, 2020, due to repayment of $447.0 million in short-term and overnight advances with the FHLB and $124.0 million in maturities and early repayments of long-term advances. During the three months ended June 30, 2020, we repaid a $100.0 million FHLB long-term advance with a weighted average interest rate of 2.07% and incurred a $2.5 million extinguishment fee. Additionally, in June 2020 we refinanced $111.0 million of FHLB term advances to take advantage of the rapid decline in market interest rates. As a result of this refinancing, our weighted average effective interest rate on such FHLB term advances changed from 2.81% to 2.02% and the weighted average life extended from 2.52 years to 5.18 years.
At June 30, 2020, FHLB advances included no overnight borrowings, $58.0 million maturing within three months, and $566.0 million maturing beyond three months with a weighted average life of 4.1 years and weighted average interest rate of 2.39%.
We did not utilize repurchase agreements at June 30, 2020 or December 31, 2019.

For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

	June 30, 2020		December 31, 2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,463)	$175,000	$(1,579)
Total	$175,000	$(1,463)	$175,000	$(1,579)

We were in compliance with all covenants under our 5.25% senior notes due April 15, 2025 at June 30, 2020.

Liquidity Management
We are required to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including both expected and unexpected cash flow needs such as funding loan commitments, potential deposit outflows and dividend payments. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.
As a result of current economic conditions, including government stimulus in response to the pandemic, the Company has participated in the elevated levels of liquidity in the marketplace. A portion of the additional liquidity is viewed as short-term as it is expected to be used by clients in the near term and, accordingly, the Company has maintained higher levels of liquid assets. We have not observed a change in the level of clients' credit line usage and as the Bank's PPP loans are expected to be forgiven over the next 9 to 12 months, we expect additional liquidity that will likely be used to lower wholesale funding as it matures.
Banc of California, N.A.
During the second quarter of 2020, we expanded our existing secured borrowing capacity with the Federal Reserve by participating in its Borrower-in-Custody (“BIC”) program. As a result, our borrowing capacity with the Federal Reserve increased to $370.4 million at June 30, 2020. Prior to participating in the BIC program, the Bank had only pledged certain securities as collateral for access to the discount window. At June 30, 2020, the Bank has pledged certain qualifying loans with an unpaid principal balance of $870.1 million and securities with a carrying value of $23.0 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and six months ended June 30, 2020 and 2019.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans and investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances from pre-established secured lines of credit and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits and collect deposits through its wholesale and treasury operations as well as secured borrowings advances through the Federal Reserve BIC program. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.

Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the six months ended June 30, 2020, the Bank paid $25.0 million of dividends to Banc of California, Inc. At June 30, 2020, Banc of California, Inc. had $61.1 million in cash, all of which was on deposit at the Bank.
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expires in February 2021, however given current macroeconomic conditions and the COVID-19 pandemic, we have suspended common stock repurchases for the immediate future. There were no repurchases of common stock for the three months ended June 30, 2020. During the six months ended June 30, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions.
During the three months ended June 30, 2020, we repurchased depositary shares representing shares of our Series D and Series E preferred stock. The aggregate total consideration for each Series D Depositary Share purchased was $1.2 million. The aggregate total consideration for each Series E Depositary Share purchased was $1.4 million. The $49 thousand difference between the consideration paid and the $2.7 million aggregate carrying value of the Series D Preferred Stock and Series E Preferred Stock was reclassified to retained earnings and resulted in an increase to net income allocated to common stockholders.
During the six months ended June 30, 2020, we repurchased depositary shares representing shares of our Series D and Series E preferred stock. The aggregate total consideration for the Series D depositary shares purchased was $2.7 million. The aggregate total consideration for the Series E depositary shares purchased was $1.5 million. The $575 thousand difference between the consideration paid and the $4.8 million aggregate carrying value of the Series D Preferred Stock and Series E Preferred Stock was reclassified to retained earnings and resulted in an increase to net income allocated to common stockholders.
On a consolidated basis, we maintained $420.6 million of cash and cash equivalents, which was 5.4% of total assets at June 30, 2020. Our cash and cash equivalents increased by $47.2 million, or 12.6%, from $373.5 million, or 4.8% of total assets, at December 31, 2019. The increase was mainly due to the increase in deposits and runoff of our legacy single family residential mortgage portfolio, offset by reductions in FHLB advances.
At June 30, 2020, we had available unused secured borrowing capacities of $1.06 billion from the FHLB and $370.4 million from the Federal Reserve, as well as $185.0 million from unsecured federal funds lines of credit. We also maintained repurchase agreements of which none were outstanding at June 30, 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. We also had unpledged securities available-for-sale of $1.13 billion at June 30, 2020.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of June 30, 2020. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations. For a discussion of the related risk factors, please refer to Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of June 30, 2020:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$80,093	$36,078	$36,785	$1,842	$5,388
Unused lines of credit	1,392,215	1,225,270	70,385	52,710	43,850
Standby letters of credit	3,579	3,258	210	111	—
Total commitments	$1,475,887	$1,264,606	$107,380	$54,663	$49,238
FHLB advances	$624,000	$213,000	$—	$291,000	$120,000
Long-term debt	175,000	—	—	175,000	—
Operating and capital lease obligations	23,274	6,461	6,787	3,805	6,221
Certificate of deposits	1,094,391	1,009,151	80,783	4,457	—
Total contractual obligations	$1,916,665	$1,228,612	$87,570	$474,262	$126,221

At June 30, 2020, we had unfunded commitments of $20.5 million, $7.1 million, and $501 thousand for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.

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

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Banc of California, Inc.
Total risk-based capital	$884,558	16.35%	$432,780	8.00%	N/A	N/A
Tier 1 risk-based capital	816,655	15.10%	324,585	6.00%	N/A	N/A
Common equity tier 1 capital	631,618	11.68%	243,439	4.50%	N/A	N/A
Tier 1 leverage	816,655	10.56%	309,388	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$981,477	18.17%	$432,124	8.00%	$540,155	10.00%
Tier 1 risk-based capital	913,785	16.92%	324,093	6.00%	432,124	8.00%
Common equity tier 1 capital	913,785	16.92%	243,070	4.50%	351,100	6.50%
Tier 1 leverage	913,785	11.84%	308,586	4.00%	385,732	5.00%
December 31, 2019
Banc of California, Inc.
Total risk-based capital	$921,892	15.90%	$463,950	8.00%	N/A	N/A
Tier 1 risk-based capital	860,179	14.83%	347,963	6.00%	N/A	N/A
Common equity tier 1 capital	670,355	11.56%	260,972	4.50%	N/A	N/A
Tier 1 leverage	860,179	10.89%	315,825	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,007,762	17.46%	$461,843	8.00%	$577,304	10.00%
Tier 1 risk-based capital	946,049	16.39%	346,382	6.00%	461,843	8.00%
Common equity tier 1 capital	946,049	16.39%	259,787	4.50%	375,247	6.50%
Tier 1 leverage	946,049	12.02%	314,707	4.00%	393,383	5.00%

Dividend Restrictions
Payment of dividends by the Company are subject to guidance provided by the Federal Reserve. That guidance provides that bank holding companies that plan to pay dividends that exceed net earnings for a given period should first consult with the Federal Reserve. Because the Company’s current and, for the near term, future quarterly dividends are expected to exceed the applicable quarterly net earnings, payment of dividends in respect of the Company’s common and preferred stock will be subject to prior consultation and non-objection from the Federal Reserve.
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described below, any near term dividend by the Bank will require OCC approval. During the three and six months ended June 30, 2020, the Bank received approval from the OCC and paid $25.0 million in dividends to Banc of California, Inc.
During the three and six months ended June 30, 2020, we declared and paid dividends on our common stock of $0.06 and $0.12 per share in addition to dividends on our preferred stock. Last year, in April 2019, our Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share.

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
We maintain both a management asset/liability committee (“Management ALCO”), comprised of select members of senior management, and a joint asset/liability committee of the Boards of Directors of the Company and the Bank (“Board ALCO”, together with Management ALCO, “ALCOs”). In order to manage the risk of potential adverse effects of material and prolonged or volatile changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the ALCOs monitor adherence to those guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet no less than quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we evaluate various strategies including:
•Originating and purchasing adjustable rate mortgage loans,
•Selling longer duration fixed or hybrid mortgage loans,
•Originating shorter-term consumer loans,
•Managing the duration of investment securities,
•Managing our deposits to establish stable deposit relationships,
•Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and
•Managing the percentage of fixed rate loans in our portfolio.
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
•Repricing risk - timing differences in the repricing and maturity of interest-earning assets and interest-bearing liabilities;
•Option risk - changes in the expected maturities of assets and liabilities, such as borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity;
•Yield curve risk - changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
•Basis risk - changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate and London Interbank Offered Rate.
Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Board ALCO. Board ALCO delegates the day to day management of interest rate risk to the Management ALCO. Management ALCO ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Board ALCO reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of the Asset Liability Management policy, our Board of Directors periodically reviews the interest rate risk policy limits.
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
Our interest rate risk exposure is measured and monitored through various risk management tools, including a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The simulation model is based on the actual maturities and re-pricing characteristics of the Bank’s interest-rate sensitive assets and liabilities. The simulated interest rate scenarios include an instantaneous parallel shift in the yield curve (“Rate Shock”). We then evaluate the simulation results using two approaches: Net Interest Income at Risk (“NII at Risk”), and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled utilizing various assumptions for assets, liabilities, and derivatives.
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
At June 30, 2020, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Bank’s economic value of equity at June 30, 2020 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
June 30, 2020
+200 bps	$1,332,616	$196,900	17.3%	$222,391	$14,467	7.0%
+100 bps	1,249,336	113,620	10.0%	215,258	7,334	3.5%
0 bps	1,135,716			207,924
-100 bps	1,024,455	(111,261)	(9.8)%	205,107	(2,817)	(1.4)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2020 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On April 2, 2019, the first of three shareholder derivative actions, Gordon v. Benett, No. 8:19-cv-621, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Gordon action asserts claims for breach of fiduciary duty against Halle J. Benett, Jonah Schnel, Jeffrey Karish, Robert Sznewajs, Eric Holoman, Chad Brownstein, Steven Sugarman, Richard Lashley, Douglas Bowers and John Grosvenor. On June 10, 2019, a second shareholder derivative action, Johnston v. Sznewajs, No. 8:19-cv-01152, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Johnston action asserts claims for breach of fiduciary duty and unjust enrichment against Robert Sznewajs, Jonah Schnel, Halle Benett, Richard Lashley, Steven Sugarman, John Grosvenor, Chad Brownstein, Jeffrey Karish and Eric Holoman. On June 18, 2019, a third shareholder derivative action, Witmer v. Sugarman, No. 19STCV21088, was filed against current and former officers and directors of Banc of California, Inc. in Los Angeles County Superior Court. The Witmer action asserts claims for breach of fiduciary duty, unjust enrichment and corporate waste against Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Chad Brownstein, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schnel, Eric Holoman and Jeffrey Seabold. On June 24, 2019, the Witmer Action was removed to the United States District Court for the Central District of California and assigned docket number 2:19-cv-5488. On September 23, 2019, the Court, ordered that the Gordon, Johnston, and Witmer actions are consolidated for all purposes, including pre-trial proceedings and trial. On November 22, 2019, plaintiffs filed a consolidated complaint. The Company’s motion to dismiss is currently due on August 14, 2020.
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

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
Common Stock:
From April 1, 2020 to April 30, 2020	47,939	$8.19	—	—
From May 1, 2020 to May 31, 2020	2,188	$11.40	—	—
From June 1, 2020 to June 30, 2020	7,610	$10.62	—	—
Total	57,737	$8.63	—	—

Preferred Stock (Depositary Shares):
From April 1, 2020 to April 30, 2020	94,813	$23.39	—	—
From May 1, 2020 to May 31, 2020	12,269	$24.80	—	—
From June 1, 2020 to June 30, 2020	2,989	$24.97	—	—
Total	110,071	$23.59	—	—

During the three months ended June 30, 2020, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans. There were no purchases of shares of common stock during the three months ended June 30, 2020 related to the Company's previously announced stock repurchase program discussed below.
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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

3.1	Second Articles of Restatement of the charter of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.)
3.2	Fifth Amended and Restated Bylaws of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.)
10.1	Amendment and Termination of LAFC-Banc of California Agreements dated May 22, 2020
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 7, 2020	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2020	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)