Form 10-Q
period 2020-09-30
BANC OF CALIFORNIA, INC.
filed 2020-11-06
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 2, 2020, the registrant had outstanding 49,762,971 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2020

Forward-Looking Statements -
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
v.risks that the Company's merger and acquisition transactions may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies, and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;
vi.the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to, the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and nonperforming assets in our loan portfolio, and may result in our allowance for credit losses not being adequate and require us to materially increase our credit loss reserves;
vii.the quality and composition of our securities portfolio, particularly the credit risks within our collateralized loan obligation investment portfolio and other asset classes;
viii.changes in general economic conditions, either nationally or in our market areas, or changes in financial markets;
ix.continuation of, or changes in, the short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin, and funding sources;
x.fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
xi.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;
xii.results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, restrict our ability to invest in certain assets, increase our allowance for credit losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, or impose fines, penalties or sanctions, any of which could adversely affect our liquidity and earnings;
xiii.legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes;
xiv.our ability to control operating costs and expenses;
xv.staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
xvi.the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;
xvii.errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;
xviii.failures or security breaches with respect to the network and computer systems on which we depend, including but not limited to, due to cybersecurity threats;
xix.our ability to attract and retain key members of our senior management team;
xx.increased competitive pressures among financial services companies;
xxi.changes in consumer spending, borrowing and saving habits;
xxii.the effects of severe weather, natural disasters, pandemics, acts of war or terrorism, civil unrest, and other external events on our business;
xxiii.the ability of key third-party providers to perform their obligations to us;
xxiv.changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
xxv.the continuing impact of the Financial Accounting Standards Board's Current Expected Credit Loss accounting standard, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses;
xxvi.share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;
xxvii.our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or our bank subsidiary, or repurchases of our common or repurchases or redemption of depositary shares representing factional interests in our preferred stock; and
xxviii.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
We undertake no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statements are made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$40,330	$28,890
Interest-earning deposits in financial institutions	252,160	344,582
Total cash and cash equivalents	292,490	373,472
Securities available-for-sale, at fair value	1,245,867	912,580
Loans held-for-sale, carried at fair value	1,849	22,642
Loans receivable	5,678,002	5,951,885
Allowance for credit losses - loans	(90,927)	(57,649)
Loans receivable, net	5,587,075	5,894,236
Federal Home Loan Bank and other bank stock, at cost	44,809	59,420
Premises, equipment, net	123,812	128,021
Bank owned life insurance	111,115	109,819
Operating lease right-of-use assets	18,909	22,540
Investments in alternative energy partnerships, net	27,786	29,300
Deferred income taxes, net	43,744	44,906
Income tax receivable	10,701	4,233
Goodwill	37,144	37,144
Other intangible assets, net	2,939	4,151
Other assets	189,866	185,946
Total assets	$7,738,106	$7,828,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,450,744	$1,088,516
Interest-bearing deposits	4,581,522	4,338,651
Total deposits	6,032,266	5,427,167
Federal Home Loan Bank advances, net	559,482	1,195,000
Long-term debt, net	173,623	173,421
Reserve for loss on repurchased loans	5,487	6,201
Operating lease liabilities	19,938	23,692
Accrued expenses and other liabilities	73,056	95,684
Total liabilities	6,863,852	6,921,165
Commitments and contingent liabilities
Preferred stock	184,878	189,825
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 52,171,507 shares issued and 49,760,543 shares outstanding at September 30, 2020; 51,997,061 shares issued and 50,413,681 shares outstanding at December 31, 2019	522	520
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at September 30, 2020 and at December 31, 2019	5	5
Additional paid-in capital	633,409	629,848
Retained earnings	95,001	127,733
Treasury stock, at cost (2,410,964 and 1,583,380 shares at September 30, 2020 and December 31, 2019)	(40,827)	(28,786)
Accumulated other comprehensive income (loss), net	1,266	(11,900)
Total stockholders’ equity	874,254	907,245
Total liabilities and stockholders’ equity	$7,738,106	$7,828,410
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
Interest and dividend income
Loans, including fees	$62,019	$63,642	$80,287	$191,195	$260,004
Securities	6,766	7,816	10,024	22,402	40,322
Other interest-earning assets	881	1,239	2,346	3,480	7,083
Total interest and dividend income	69,666	72,697	92,657	217,077	307,409
Interest expense
Deposits	7,564	10,205	22,811	32,380	82,852
Federal Home Loan Bank advances	3,860	4,818	8,519	14,561	25,889
Securities sold under repurchase agreements	2	2	13	4	47
Long-term debt and other interest-bearing liabilities	2,385	2,357	2,399	7,101	7,118
Total interest expense	13,811	17,382	33,742	54,046	115,906
Net interest income	55,855	55,315	58,915	163,031	191,503
Provision for credit losses	1,141	11,826	38,607	28,728	38,805
Net interest income after provision for credit losses	54,714	43,489	20,308	134,303	152,698
Noninterest income
Customer service fees	1,498	1,224	1,582	3,818	4,531
Loan servicing income	186	95	128	356	367
Income from bank owned life insurance	629	591	588	1,798	1,693
Impairment loss on investment securities	—	—	(731)	—	(731)
Net gain (loss) on sale of securities available-for-sale	—	2,011	(5,063)	2,011	(4,855)
Fair value adjustment for loans held-for-sale	24	25	16	(1,537)	76
Net gain on sale of loans	272	—	4,310	245	8,629
Other income (loss)	1,345	1,582	2,351	4,852	(2,524)
Total noninterest income	3,954	5,528	3,181	11,543	7,186
Noninterest expense
Salaries and employee benefits	23,277	24,260	25,934	70,973	81,879
Naming rights termination	—	26,769	—	26,769	—
Occupancy and equipment	7,457	7,090	7,767	21,790	23,408
Professional fees	5,147	4,596	1,463	15,707	9,601
Data processing	1,657	1,536	1,568	4,966	4,736
Advertising and promotion	219	1,157	2,090	3,132	6,195
Regulatory assessments	784	725	1,239	1,993	5,857
(Gain) loss on investments in alternative energy partnerships	(1,430)	(167)	(940)	308	655
Reversal of provision for loan repurchases	(91)	(34)	(123)	(725)	(300)
Amortization of intangible assets	353	430	500	1,212	1,741
Restructuring expense	—	—	—	—	2,637
All other expense	3,021	6,408	3,742	13,958	12,580
Total noninterest expense	40,394	72,770	43,240	160,083	148,989
Income (loss) from operations before income taxes	18,274	(23,753)	(19,751)	(14,237)	10,895
Income tax expense (benefit)	2,361	(5,304)	(5,619)	(5,108)	1,408
Net income (loss)	15,913	(18,449)	(14,132)	(9,129)	9,487
Preferred stock dividends	3,447	3,442	3,403	10,422	12,019
Income allocated to participating securities	281	—	—	—	—
Participating securities dividends	94	94	94	282	390
Impact of preferred stock redemption	7	(49)	5,093	(568)	5,093
Net income (loss) available to common stockholders	$12,084	$(21,936)	$(22,722)	$(19,265)	$(8,015)
Earnings (loss) per common share:
Basic	$0.24	$(0.44)	$(0.45)	$(0.38)	$(0.16)
Diluted	$0.24	$(0.44)	$(0.45)	$(0.38)	$(0.16)
Earnings (loss) per class B common share:
Basic	$0.24	$(0.44)	$(0.45)	$(0.38)	$(0.16)
Diluted	$0.24	$(0.44)	$(0.45)	$(0.38)	$(0.16)
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
Net income (loss)	$15,913	$(18,449)	$(14,132)	$(9,129)	$9,487
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	16,831	40,002	(994)	14,585	10,602
Reclassification adjustment for (gain) loss included in net income (loss)	—	(1,419)	3,575	(1,419)	3,428
Total change in unrealized gain (loss) on available-for-sale securities	16,831	38,583	3,097	13,166	14,546
Total other comprehensive income	16,831	38,583	3,097	13,166	14,546
Comprehensive income (loss)	$32,744	$20,134	$(11,035)	$4,037	$24,033

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended September 30, 2020
Balance at June 30, 2020	$185,037	$522	$5	$632,117	$85,670	$(40,827)	$(15,565)	$846,959
Comprehensive income:
Net income	—	—	—	—	15,913	—	—	15,913
Other comprehensive income, net	—	—	—	—	—	—	16,831	16,831
Redemption of preferred stock	(159)	—	—	—	(7)	—	—	(166)
Share-based compensation expense	—	—	—	1,346	—	—	—	1,346
Restricted stock surrendered due to employee tax liability	—	—	—	(54)	—	—	—	(54)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(27)	—	—	(27)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,007)	—	—	(3,007)
Preferred stock dividends	—	—	—	—	(3,447)	—	—	(3,447)
Balance at September 30, 2020	$184,878	$522	$5	$633,409	$95,001	$(40,827)	$1,266	$874,254

Three Months Ended September 30, 2019
Balance at June 30, 2019	$231,128	$520	$5	$627,306	$146,039	$(28,786)	$(12,668)	$963,544
Comprehensive loss:
Net loss	—	—	—	—	(14,132)	—	—	(14,132)
Other comprehensive income, net	—	—	—	—	—	—	3,097	3,097
Redemption of preferred stock	(41,303)	—	—	—	(5,093)	—	—	(46,396)
Share-based compensation expense	—	—	—	1,494	—	—	—	1,494
Restricted stock surrendered due to employee tax liability	—	—	—	(26)	—	—	—	(26)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(23)	—	—	(23)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,073)	—	—	(3,073)
Preferred stock dividends	—	—	—	—	(3,403)	—	—	(3,403)
Balance at September 30, 2019	$189,825	$520	$5	$628,774	$120,221	$(28,786)	$(9,571)	$900,988
Nine Months Ended September 30, 2020
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)	$(11,900)	$907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive income:
Net loss	—	—	—	—	(9,129)	—	—	(9,129)
Other comprehensive income, net	—	—	—	—	—	—	13,166	13,166
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(4,947)	—	—	—	568	—	—	(4,379)
Purchase of 827,584 shares of treasury stock	—	—	—	—	—	(12,041)	—	(12,041)
Share-based compensation expense	—	—	—	4,392	—	—	—	4,392
Restricted stock surrendered due to employee tax liability	—	—	—	(829)	—	—	—	(829)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(74)	—	—	(74)
Stock appreciation right dividend equivalents	—	—	—	—	(282)	—	—	(282)
Dividends declared ($0.18 per common share)	—	—	—	—	(8,890)	—	—	(8,890)
Preferred stock dividends	—	—	—	—	(10,422)	—	—	(10,422)
Balance at September 30, 2020	$184,878	$522	$5	$633,409	$95,001	$(40,827)	$1,266	$874,254

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)	$945,534
Comprehensive income:
Net income	—	—	—	—	9,487	—	—	9,487
Other comprehensive income, net	—	—	—	—	—	—	14,546	14,546
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(41,303)	—	—	—	(5,093)	—	—	(46,396)
Share-based compensation expense	—	—	—	3,844	—	—	—	3,844
Restricted stock surrendered due to employee tax liability	—	—	—	(902)	—	—	—	(902)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(99)	—	—	(99)
Stock appreciation right dividend equivalents	—	—	—	—	(390)	—	—	(390)
Dividends declared ($0.25 per common share)	—	—	—	—	(12,617)	—	—	(12,617)
Preferred stock dividends	—	—	—	—	(12,019)	—	—	(12,019)
Balance at September 30, 2019	$189,825	$520	$5	$628,774	$120,221	$(28,786)	$(9,571)	$900,988

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(9,129)	$9,487
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Provision for credit losses	28,728	38,805
Reversal of provision for loan repurchases	(725)	(300)
Depreciation on premises and equipment	12,378	7,800
Amortization of intangible assets	1,212	1,741
Amortization of debt issuance costs	537	165
Net amortization of premium on securities	676	738
Impairment loss on investment securities	—	731
Net amortization of deferred loan costs and fees	(2,007)	479
Accretion of discounts on purchased loans	(361)	(311)
Write-off of other assets related to naming rights termination, net	6,669	—
Debt extinguishment fee	2,515	—
Deferred income tax benefit	(2,553)	(2,600)
Bank owned life insurance income	(1,798)	(1,693)
Share-based compensation expense	4,392	3,844
Loss on interest rate swaps	285	8,964
Loss on investments in alternative energy partnerships and affordable housing investments	4,327	3,308
Impairment on capitalized software projects	157	986
Fair value adjustment for loans held-for-sale	1,537	(76)
Net gain on sale of loans	(245)	(8,629)
Net gain (loss) on sale of securities available-for-sale	(2,011)	4,855
Loss on sale or disposal of property and equipment	106	20
Repurchase of mortgage loans	—	(1,929)
Proceeds from sales of and principal collected on loans held-for-sale	18,853	4,905
Proceeds from sales of and principal collected on other loans held-for-sale	—	426
Change in accrued interest receivable and other assets	(1,175)	(15,223)
Change in accrued interest payable and other liabilities	(24,273)	3,633
Net cash provided by operating activities	38,095	60,126

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	22,727	822,979
Proceeds from maturities and calls of securities available-for-sale	30,000	38,029
Proceeds from principal repayments of securities available-for-sale	5,075	35,337
Purchases of securities available-for-sale	(371,092)	—
Cash received from bank-owned life insurance	502	—
Loan originations and principal collections, net	427,308	151,655
Purchase of loans	(154,864)	—
Redemption of Federal Home Loan Bank stock	23,972	56,551
Purchase of Federal Home Loan Bank and other bank stock	(9,361)	(60,136)
Proceeds from sale of loans	—	1,140,851
Proceeds from sale of other real estate owned	1,078	843
Purchases of premises and equipment	(4,547)	(8,391)
Payments of capital lease obligations	(398)	(347)
Funding of equity investment	(17,346)	(14,599)
(Increase) decrease in investments in alternative energy partnerships	(2,019)	1,294
Net cash (used in) provided by investing activities	(48,965)	2,164,066

Cash flows from financing activities:
Net increase (decrease) in deposits	605,099	(2,146,586)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(505,000)	155,000
Repayment of long-term Federal Home Loan Bank advances	(235,000)	(25,000)
Proceeds from long-term Federal Home Loan Bank advances	111,000	—
Debt extinguishment and financing fees paid	(9,368)	—
Redemption of preferred stock	(4,379)	(46,396)
Purchase of treasury stock	(12,041)	—
Purchase of restricted stock surrendered due to employee tax liability	(829)	(902)
Dividend equivalents paid on stock appreciation rights	(282)	(390)
Dividends paid on preferred stock	(10,422)	(12,019)
Dividends paid on common stock	(8,890)	(12,617)
Net cash used in financing activities	(70,112)	(2,088,910)
Net change in cash and cash equivalents	(80,982)	135,282
Cash and cash equivalents at beginning of period	373,472	391,592
Cash and cash equivalents at end of period	$292,490	$526,874

Supplemental cash flow information
Interest paid on deposits and borrowed funds	52,577	120,042
Income taxes paid	758	2,822
Income taxes refunds received	—	142

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	1,116	276
Transfer of loans held-for-investment to loans held-for-sale	—	1,127,898
Equipment acquired under capital leases	30	40
Operating lease right-of-use assets recognized	(960)	28,664
Operating lease liabilities recognized	960	30,065
Impact of adoption of ASU 2016-13 on retained earnings	(4,503)	—
Receivable on unsettled securities sales	—	334,769

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us, and our) is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Santa Ana, California and incorporated under the laws of Maryland. Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”) and its wholly-owned subsidiary, Banc of California, National Association (the “Bank”), operates under a national bank charter issued by the Office of the Comptroller of the Currency (“OCC”), the Bank's primary regulator. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (“FDIC”).
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 31 full-service branches located throughout Southern California as of September 30, 2020.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Adopted Accounting Pronouncements:
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses relating to available-for-sale (“AFS”) debt securities to be recorded through an allowance for credit losses. In addition, ASU 2016-13 modifies the other-than-temporary impairment (“OTTI”) model for AFS debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit quality.
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
Allowance for Credit Losses (ACL): The ACL is a reserve established through a provision for credit loss expense and represents management’s best estimate of the net amount expected to be collected from loans receivable as of the date of the consolidated statements of financial condition. Confirmed losses are charged against the ACL. Subsequent recoveries, if any, are credited to the ACL. We perform an analysis of the adequacy of the ACL at least quarterly. Management estimates the required ACL balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The ACL consists of: (i) a specific allowance established for probable losses on individually identified impaired loans, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the life of loan; and (iii) a qualitative allowance to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of our underwriting, other credit-related processes, and other credit risk factors such as concentration risk. Accrued interest is excluded from our expected credit loss estimates.
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
At September 30, 2020, the following loan portfolio segments have been identified:
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
Loans secured by multifamily and commercial real estate properties generally involve a greater degree of credit risk than SFR mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial and industrial loans are also considered to have a greater degree of credit risk than SFR mortgage loans due to the fact commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent, in part, upon general economic conditions). SBA loans are similar to commercial and industrial loans, however, they have additional credit enhancement in the form of a guaranty provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150 thousand and 75% of the loan amount for loans of more than $150 thousand. SBA loans originated as part of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) have additional credit enhancement provided by the U.S. Small Business Administration for up to 100% of the loan amount. As of September 30, 2020, PPP loans totaled $255.8 million, net of $4.1 million in unamortized fees which are being amortized over their estimated life. During the three months ended September 30, 2020, the Company extended its estimate for the average life of our PPP loans to twelve months from nine months. The twelve month estimated life of PPP loans is based on our understanding of our clients' cash use, expected forgiveness probability, and loan forgiveness process. The availability of funds for the repayment of financing may be substantially dependent on the success of the business itself which is often dependent, in part, upon general economic conditions. Consumer loans may have greater risk than SFR mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
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
Our policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on nonaccrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on nonaccrual status. Loans qualify for return to accrual status once they have demonstrated performance under the restructured terms of the loan for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months, through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is our policy to continue to base our measure of loan impairment on the contractual terms specified by the loan agreement.

Troubled Debt Restructuring (TDR) Relief: Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking regulatory agencies have provided relief from TDR accounting on loans which qualify under section 4013 of the CARES Act or the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and revised April 7, 2020. The main provisions of TDR relief include 1) a capital provision in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; 2) a delinquency status provision, as the aging of loans are frozen, i.e., they will continue to be reported in the same delinquency status they were in at the time of modification; and 3) a nonaccrual status provision as the loans are generally not reported as nonaccrual or TDRs during the modification period.
Reserve for Unfunded Loan Commitments: The reserve for unfunded loan commitments provides for estimated credit losses for the unused portion of lending commitments expected to be funded, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. The reserve for unfunded loan commitments includes factors that are consistent with the ACL methodology for loans using the expected loss factors and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded loan commitments are reported as a component of provision for credit losses in the consolidated statements of operations and the reserve for unfunded loan commitments is included in accrued expenses and other liabilities in the consolidated statements of financial condition.
Available-for-Sale Debt Securities: Available-for-sale debt securities are analyzed for credit losses under ASC 326, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses is established for losses on available-for-sale debt securities due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.
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
Recent Accounting Guidance, Not Yet Effective: In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions for investments, intra-period allocations, and interim calculations, and adding guidance to reduce the complexity of applying Topic 740. ASU 2019-12 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We will adopt this guidance on January 1, 2021. We do not expect that the adoption of these amendments will have a material effect on our consolidated financial statements.
In March 2020, the Financial Accounting Standards Board FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance, for a limited period of time, to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant topic or industry subtopic within the codification that contains the guidance that otherwise would be required to be applied. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are in the process of evaluating the potential impact the discontinuation of LIBOR will have on our contracts and have elected the optional expedients and exceptions set forth in the amendments.

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at September 30, 2020 or December 31, 2019.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets
Securities available-for-sale:
SBA loan pools securities	$17,807	$—	$17,807	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	107,431	—	107,431	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	218,396	—	218,396	—
Municipal securities	69,233	—	69,233	—
Non-agency residential mortgage-backed securities	163	—	163	—
Collateralized loan obligations	685,931	—	685,931	—
Corporate debt securities	146,906	—	146,906	—
Loans held-for-sale, carried at fair value	1,849	—	466	1,383
Derivative assets:
Interest rate swaps and caps (1)	8,163	—	8,163	—
Foreign exchange contracts (1)	45	—	45	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	8,749	—	8,749	—
Foreign exchange contracts (2)	14	—	14	—

December 31, 2019
Assets
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$36,456	$—	$36,456	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,299	—	91,299	—
Municipal securities	52,689	—	52,689	—
Non-agency residential mortgage-backed securities	196	—	196	—
Collateralized loan obligations	718,361	—	718,361	—
Corporate debt securities	13,579	—	13,579	—
Loans held-for-sale, carried at fair value	22,642	—	3,409	19,233
Derivative assets:
Interest rate swaps and caps (1)	3,445	—	3,445	—
Foreign exchange contracts (1)	138	—	138	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	3,717	—	3,717	—
Foreign exchange contracts (2)	136	—	136	—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Loans repurchased from GNMA Loan Pools
Balance at beginning of period	$16,685	$21,075	$19,233	$25,040
Total gains (losses) (realized/unrealized):
Included in earnings—fair value adjustment	18	2	(1,351)	(1)
Additions	—	406	—	406
Sales, settlements, and other	(15,320)	(978)	(16,499)	(4,940)
Balance at end of period	$1,383	$20,505	$1,383	$20,505

Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $1.5 million and $19.8 million as of September 30, 2020 and December 31, 2019. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at September 30, 2020 and December 31, 2019 included an expected loss rate of 1.55% for insured loans and 20.00% for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	September 30, 2020			December 31, 2019
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value:
Total loans	$1,849	$2,149	$(300)	$22,642	$23,455	$(813)
Nonaccrual loans (1)	651	750	(99)	8,125	8,370	(245)
(1)    Includes loans guaranteed by the U.S. government of $0.2 million and $6.7 million at September 30, 2020 and December 31, 2019.

There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of September 30, 2020 and December 31, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net gains (losses) from fair value changes:
Fair value adjustment for loans held-for-sale	$24	$17	$(1,537)	$77

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets
Impaired loans:
Single family residential mortgage	$1,881	$—	$—	$1,881
Commercial and industrial	17,015	—	—	17,015
SBA	3,299	—	—	3,299

December 31, 2019
Assets
Impaired loans:
Single family residential mortgage	$3,678	$—	$—	$3,678
Commercial and industrial	15,409	—	—	15,409
SBA	1,711	—	—	1,711

The following table presents the losses recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Impaired loans:
Single family residential mortgage	$(191)	$—	$(722)	$(490)
Commercial and industrial	(3,106)	—	(11,620)	—
SBA	(1,534)	—	(3,078)	(46)
Other consumer	—	—	(4)	(88)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2020
Financial assets
Cash and cash equivalents	$292,490	$292,490	$—	$—	$292,490
Securities available-for-sale	1,245,867	—	1,245,867	—	1,245,867
Federal Home Loan Bank and other bank stock	44,809	—	44,809	—	44,809
Loans held-for-sale, carried at fair value	1,849	—	466	1,383	1,849
Loans receivable, net of allowance for loan losses	5,587,075	—	—	5,716,880	5,716,880
Accrued interest receivable	32,416	32,416	—	—	32,416
Derivative assets	8,208	—	8,208	—	8,208
Financial liabilities
Deposits	6,032,266	—	—	6,035,348	6,035,348
Advances from Federal Home Loan Bank	559,482	—	608,081	—	608,081
Long-term debt	173,623	—	180,924	—	180,924
Derivative liabilities	8,763	—	8,763	—	8,763
Accrued interest payable	6,156	6,156	—	—	6,156

December 31, 2019
Financial assets
Cash and cash equivalents	$373,472	$373,472	$—	$—	$373,472
Securities available-for-sale	912,580	—	912,580	—	912,580
Federal Home Loan Bank and other bank stock	59,420	—	59,420	—	59,420
Loans held-for-sale	22,642	—	3,409	19,233	22,642
Loans receivable, net of allowance for credit losses	5,894,236	—	—	5,894,732	5,894,732
Accrued interest receivable	24,523	24,523	—	—	24,523
Derivative assets	3,583	—	3,583	—	3,583
Financial liabilities
Deposits	5,427,167	—	—	5,430,536	5,430,536
Advances from Federal Home Loan Bank	1,195,000	—	1,222,709	—	1,222,709
Long-term debt	173,421	—	180,213	—	180,213
Derivative liabilities	3,853	—	3,853	—	3,853
Accrued interest payable	4,687	4,687	—	—	4,687

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Securities available-for-sale:
SBA loan pool securities	$17,853	$3	$(49)	$17,807
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,862	7,569	—	107,431
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	216,250	2,182	(36)	218,396
Municipal securities	64,373	4,890	(30)	69,233
Non-agency residential mortgage-backed securities	159	4	—	163
Collateralized loan obligations	703,605	—	(17,674)	685,931
Corporate debt securities	141,968	5,220	(282)	146,906
Total securities available-for-sale	$1,244,070	$19,868	$(18,071)	$1,245,867
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$37,613	$—	$(1,157)	$36,456
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,543	16	(260)	91,299
Municipal securities	52,997	51	(359)	52,689
Non-agency residential mortgage-backed securities	191	5	—	196
Collateralized loan obligations	733,605	—	(15,244)	718,361
Corporate debt securities	13,500	79	—	13,579
Total securities available-for-sale	$929,449	$151	$(17,020)	$912,580

At September 30, 2020, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations, and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of September 30, 2020. Accrued interest receivable on debt securities available-for-sale totaled $6.0 million and $5.6 million at September 30, 2020 and December 31, 2019, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
At September 30, 2020 and December 31, 2019, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Gross realized gains on sales and calls of securities available-for-sale	$—	$71	$2,011	$279
Gross realized losses on sales and calls of securities available-for-sale	—	(5,134)	—	(5,134)
Net realized (losses) gains on sales and calls of securities available-for-sale	$—	$(5,063)	$2,011	$(4,855)
Proceeds from sales and calls of securities available-for-sale	$—	$43,252	$52,727	$861,008

Investment securities with carrying values of $43.1 million and $44.0 million as of September 30, 2020 and December 31, 2019, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
Securities available-for-sale:
SBA loan pool securities	$13,351	$(49)	$—	$—	$13,351	$(49)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	10,153	(36)	—	—	10,153	(36)
Municipal securities	11,381	(30)	—	—	11,381	(30)
Collateralized loan obligations	64,372	(628)	621,559	(17,046)	685,931	(17,674)
Corporate debt securities	17,218	(282)	—	—	17,218	(282)
Total securities available-for-sale	$116,475	$(1,025)	$621,559	$(17,046)	$738,034	$(18,071)

December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$35,872	$(1,157)	$—	$—	$35,872	$(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	73,379	(260)	—	—	73,379	(260)
Municipal securities	31,723	(359)	—	—	31,723	(359)
Collateralized loan obligations	49,553	(447)	668,808	(14,797)	718,361	(15,244)
Total securities available-for-sale	$190,527	$(2,223)	$668,808	$(14,797)	$859,335	$(17,020)

At September 30, 2020, our securities available-for-sale portfolio consisted of 104 securities, of which 51 securities were in an unrealized loss position. At December 31, 2019, our securities available-for-sale portfolio consisted of 70 securities, of which 60 securities were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We also consider the lowest credit rating for identification of credit impairment for other securities. As of September 30, 2020, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic. We do not currently intend to sell these 51 securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.
During the three and nine months ended September 30, 2020, no allowance for credit losses related to securities available-for-sale was recorded. During the three and nine months ended September 30, 2019, we recorded OTTI for our remaining portfolio of mortgage-backed securities of $731 thousand. This OTTI was recognized as a result of our strategic decision to liquidate this longer duration portfolio.

The following table presents the fair value and yield information of the investment securities portfolio, based on the earlier of maturity dates or next repricing date, as of September 30, 2020:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$17,807	1.79%	$—	—%	$—	—%	$—	—%	$17,807	1.79%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	30,575	2.20%	76,856	2.35%	107,431	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	117,175	0.71%	11,499	2.01%	44,743	1.38%	44,979	0.39%	218,396	0.85%
Municipal securities	—	—%	—	—%	9,526	2.60%	59,707	2.62%	69,233	2.62%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	163	6.35%	163	6.35%
Collateralized loan obligations	685,931	1.91%	—	—%	—	—%	—	—%	685,931	1.91%
Corporate debt securities	—	—%	129,960	5.01%	16,946	5.73%	—	—%	146,906	5.08%
Total securities available-for-sale	$820,913	1.74%	$141,459	4.77%	$101,790	2.41%	$181,705	1.93%	$1,245,867	2.16%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Commercial:
Commercial and industrial	$1,586,824	$1,691,270
Commercial real estate	826,683	818,817
Multifamily	1,476,803	1,494,528
SBA(1)	320,573	70,981
Construction	197,629	231,350
Consumer:
Single family residential mortgage	1,234,479	1,590,774
Other consumer	35,011	54,165
Total loans(2)	$5,678,002	$5,951,885
Allowance for loan losses	(90,927)	(57,649)
Loans receivable, net	$5,587,075	$5,894,236
(1)Includes 1,128 PPP loans totaling $255.8 million, net of unamortized loan fees totaling $4.1 million at September 30, 2020.
(2)Includes net deferred loan origination costs/(fees) and premiums/(discounts) of $6.2 million and $14.3 million at September 30, 2020 and December 31, 2019.

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

The following table presents the risk categories for total loans by class of loans and origination year as of September 30, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
September 30, 2020
Commercial:
Commercial and industrial
Pass	$78,237	$103,445	$65,134	$62,783	$47,497	$98,676	$1,053,219	$10,546	$1,519,537
Special mention	—	473	4,605	—	—	1,367	—	—	6,445
Substandard	1,332	13,946	1,204	4,650	11,224	9,420	13,803	4,669	60,248
Doubtful	—	—	—	—	—	—	594	—	594
Commercial and industrial	79,569	117,864	70,943	67,433	58,721	109,463	1,067,616	15,215	1,586,824
Commercial real estate
Pass	30,740	152,605	214,445	68,904	100,223	193,518	5,791	31,191	797,417
Special mention	—	1,857	9,512	—	—	5,943	—	—	17,312
Substandard	—	—	—	—	—	11,954	—	—	11,954
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	30,740	154,462	223,957	68,904	100,223	211,415	5,791	31,191	826,683
Multifamily
Pass	216,104	420,664	318,417	233,685	108,405	176,740	—	—	1,474,015
Special mention	—	—	—	—	—	803	—	—	803
Substandard	—	—	—	—	—	1,985	—	—	1,985
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	216,104	420,664	318,417	233,685	108,405	179,528	—	—	1,476,803
SBA
Pass	256,444	15,949	1,327	4,258	11,855	19,136	3,021	445	312,435
Special mention	—	—	—	219	417	914	—	6	1,556
Substandard	—	—	—	1,722	701	1,260	304	1,185	5,172
Doubtful	—	—	391	—	—	632	—	387	1,410
SBA	256,444	15,949	1,718	6,199	12,973	21,942	3,325	2,023	320,573
Construction
Pass	31,662	30,008	45,230	70,171	—	—	—	—	177,071
Special mention	—	—	13,733	667	6,158	—	—	—	20,558
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Construction	31,662	30,008	58,963	70,838	6,158	—	—	—	197,629
Consumer:
Single family residential mortgage
Pass	29,067	155,695	294,764	178,386	264,039	254,219	17,548	—	1,193,718
Special mention	—	—	1,842	668	4,589	5,249	—	—	12,348
Substandard	—	1,040	493	1,018	5,394	20,468	—	—	28,413
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	29,067	156,735	297,099	180,072	274,022	279,936	17,548	—	1,234,479
Other consumer
Pass	43	—	60	—	—	1,929	29,453	2,326	33,811
Special mention	—	—	20	—	—	31	314	—	365
Substandard	—	—	—	—	—	480	279	76	835
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	43	—	80	—	—	2,440	30,046	2,402	35,011
Total loans	$643,629	$895,682	$971,177	$627,131	$560,502	$804,724	$1,124,326	$50,831	$5,678,002

The following table presents the risk categories for total loans by class of loans as of December 31, 2019:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial:
Commercial and industrial	$1,580,269	$45,323	$65,678	$—	$1,691,270
Commercial real estate	813,846	2,532	2,439	—	818,817
Multifamily	1,484,931	4,256	5,341	—	1,494,528
SBA	60,982	2,760	5,621	1,618	70,981
Construction	229,771	1,579	—	—	231,350
Consumer:
Single family residential mortgage	1,559,253	10,735	20,269	517	1,590,774
Other consumer	53,331	346	488	—	54,165
Total	$5,782,383	$67,531	$99,836	$2,135	$5,951,885

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
September 30, 2020
Non-Traditional Mortgage (NTM) loans:
Single family residential mortgage	$8,344	$1,080	$19,004	$28,428	$438,460	$466,888
Other consumer	—	—	—	—	1,608	1,608
Total NTM loans	8,344	1,080	19,004	28,428	440,068	468,496
Traditional loans:
Commercial:
Commercial and industrial	142	18	5,641	5,801	1,581,023	1,586,824
Commercial real estate	—	—	—	—	826,683	826,683
Multifamily	—	803	—	803	1,476,000	1,476,803
SBA	845	910	2,535	4,290	316,283	320,573
Construction	—	—	—	—	197,629	197,629
Consumer:
Single family residential mortgage	33,387	4,628	4,629	42,644	724,947	767,591
Other consumer	846	226	—	1,072	32,331	33,403
Total traditional loans	35,220	6,585	12,805	54,610	5,154,896	5,209,506
Total	$43,564	$7,665	$31,809	$83,038	$5,594,964	$5,678,002

December 31, 2019
NTM loans:
Single family residential mortgage	$3,973	$3,535	$13,019	$20,527	$577,830	$598,357
Other consumer	—	—	—	—	2,299	2,299
Total NTM loans	3,973	3,535	13,019	20,527	580,129	600,656
Traditional loans:
Commercial:
Commercial and industrial	780	5,670	3,862	10,312	1,680,958	1,691,270
Commercial real estate	—	—	—	—	818,817	818,817
Multifamily	—	—	—	—	1,494,528	1,494,528
SBA	586	842	2,152	3,580	67,401	70,981
Construction	—	—	—	—	231,350	231,350
Consumer:
Single family residential mortgage	13,752	3,496	5,606	22,854	969,563	992,417
Other consumer	199	40	95	334	51,532	51,866
Total traditional loans	15,317	10,048	11,715	37,080	5,314,149	5,351,229
Total	$19,290	$13,583	$24,734	$57,607	$5,894,278	$5,951,885
In accordance with regulatory guidance, borrowers that received forbearance or deferment, which were current prior to becoming affected by the global pandemic should not be reported as past due.

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	September 30, 2020				December 31, 2019
($ in thousands)	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$—	$28,042	$28,042	$11,027	$—	$19,114	$19,114	$337
Commercial real estate	—	6,471	6,471	6,471	—	—	—	—
SBA	—	4,919	4,919	1,621	—	5,230	5,230	1,474
Construction	—	—	—	—	—	—	—	—
Consumer:
Single family residential mortgage	20,619	5,648	26,267	24,385	13,019	5,606	18,625	14,373
Other consumer	—	638	638	638	—	385	385	380
Total nonaccrual loans	$20,619	$45,718	$66,337	$44,142	$13,019	$30,335	$43,354	$16,564

At September 30, 2020 and December 31, 2019, there were $547 thousand of loans that were past due 90 days or more and still accruing.
The non-traditional mortgage (“NTM”) loans on nonaccrual status included $4.5 million of Green Loans and $16.1 million of interest-only loans at September 30, 2020 compared to $1.5 million of Green Loans and $11.5 million of interest-only loans at December 31, 2019.

Loans in Process of Foreclosure
At September 30, 2020 and December 31, 2019, consumer mortgage loans of $3.7 million and $15.7 million, respectively, were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Allowance for Credit Losses
Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. Our ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables ("MEVs") released by our model provider during September 2020. In contrast to the June 2020 forecasts, these September forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates). Despite this, the Company-specific economic view recognizes that the foreseeable future is uncertain with respect to the search for a vaccine and effective treatments for COVID-19; the lack of clarity regarding the timing and amount of a potential government stimulus; the unknown impact of the COVID-19 pandemic on the economy and industry segments; and the unknown benefit from Federal Reserve and other government actions. Accordingly, the ACL level and resulting provision reflect these uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
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

We have established credit risk management processes that include regular management review of the loan portfolio to identify problem loans. During the ordinary course of business, management may become aware of borrowers who may not be able to fulfill their contractual payment requirements within the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing these loans on nonaccrual status, assessing the need for additional allowance for loan loss, and partially or fully charging off the principal balance. We maintain the allowance for loan losses at a level that is considered adequate to cover the expected credit losses in the loan portfolio.
The reserve for unfunded loan commitments is established to cover the expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At September 30, 2020 and December 31, 2019, the reserve for unfunded loan commitments was $3.2 million and $4.1 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$90,370	$4,195	$94,565	$59,523	$4,295	$63,818
Loans charged off	(1,821)	—	(1,821)	(35,546)	—	(35,546)
Recoveries of loans previously charged off	248	—	248	410	—	410
Net charge-offs	(1,573)	—	(1,573)	(35,136)	—	(35,136)
Provision for (reversal of) credit losses	2,130	(989)	1,141	38,540	67	38,607
Balance at end of period	$90,927	$3,206	$94,133	$62,927	$4,362	$67,289

	Nine Months Ended September 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814
Impact of adopting ASU 2016-13	7,609	(1,226)	6,383	—	—	—
Loans charged off	(3,897)	—	(3,897)	(39,060)	—	(39,060)
Recoveries of loans previously charged off	1,206	—	1,206	730	—	730
Net charge-offs	(2,691)	—	(2,691)	(38,330)	—	(38,330)
Provision for (reversal of) credit losses	28,360	368	28,728	39,065	(260)	38,805
Balance at end of period	$90,927	$3,206	$94,133	$62,927	$4,362	$67,289

During the three months ended September 30, 2019, the Company recorded a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. Included in the 2019 loan loss provision was $3.0 million due to this charge-off increasing the loss factor for commercial and industrial loans used in our allowance for loan loss calculation.
On October 22, 2019, in connection with this matter, the Bank filed a complaint in the U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago

Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. On October 1, 2020, the case was re-filed in the Superior Court of the State of California, Count of San Diego (Case No. 37-2020-00034947), asserting claims for Fraud, Aiding and Abetting Fraud, Conspiracy to Defraud, Negligent Misrepresentation, Breach of Fiduciary Duty, Negligence, Money Had And Received, and Conversion. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard.
During the third quarter of 2019, we undertook an extensive collateral review of all commercial lending relationships $5.0 million and above not secured by real estate, consisting of 53 loans representing $536.0 million in commitments. The collateral review focused on security and collateral documentation and confirmation of the Bank's collateral interest. The review was performed within the Bank's Internal Audit division and the work was validated by an independent third party. Our review and outside validation did not identify any other instances of apparent fraud for the credits reviewed or concerns over the existence of collateral held by the Bank or on our behalf at third parties; however, there are no assurances that our internal review and third party validation will be sufficient to identify all such issues.

Accrued interest receivable on loans receivable, net totaled $25.8 million and $18.9 million at September 30, 2020 and December 31, 2019, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and nine months ended September 30, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at June 30, 2020	$26,618	$17,372	$25,105	$4,184	$6,675	$9,665	$751	$90,370
Charge-offs	(1,597)	—	—	(224)	—	—	—	(1,821)
Recoveries	116	—	—	132	—	—	—	248
Net charge-offs	(1,481)	—	—	(92)	—	—	—	(1,573)
Provision for (reversal of) credit losses	1,454	2,001	454	(535)	(470)	(689)	(85)	2,130
Balance at September 30, 2020	$26,591	$19,373	$25,559	$3,557	$6,205	$8,976	$666	$90,927

Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Impact of adopting ASC 326	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(2,761)	—	—	(580)	—	(552)	(4)	(3,897)
Recoveries	265	—	—	253	—	639	49	1,206
Net (charge-offs) recoveries	(2,496)	—	—	(327)	—	87	45	(2,691)
Provision for (reversal of) credit losses	6,072	8,585	12,345	376	2,196	(1,177)	(37)	28,360
Balance at September 30, 2020	$26,591	$19,373	$25,559	$3,557	$6,205	$8,976	$666	$90,927

Individually evaluated for impairment	$11,162	$—	$—	$2,409	$—	$191	$—	$13,762
Collectively evaluated for impairment	15,429	19,373	25,559	1,148	6,205	8,785	666	77,165
Total ending ALL balance	$26,591	$19,373	$25,559	$3,557	$6,205	$8,976	$666	$90,927
Loans:
Individually evaluated for impairment	$28,475	$6,471	$—	$4,865	$—	$31,055	$638	$71,504
Collectively evaluated for impairment	1,558,349	820,212	1,476,803	315,708	197,629	1,203,424	34,373	5,606,498
Total ending loan balances	$1,586,824	$826,683	$1,476,803	$320,573	$197,629	$1,234,479	$35,011	$5,678,002

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three and nine months ended September 30, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at June 30, 2019	$21,529	$6,877	$12,625	$3,120	$3,715	$—	$11,072	$585	$59,523
Charge-offs	(34,673)	—	—	(738)	—	—	(135)	—	(35,546)
Recoveries	59	—	—	50	—	3	—	298	410
Net (charge-offs) recoveries	(34,614)	—	—	(688)	—	3	(135)	298	(35,136)
Provision (reversal)	37,660	(298)	(660)	1,686	165	(3)	342	(352)	38,540
Balance at September 30, 2019	$24,575	$6,579	$11,965	$4,118	$3,880	$—	$11,279	$531	$62,927

Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(36,788)	—	(6)	(1,086)	—	—	(1,086)	(94)	(39,060)
Recoveries	103	—	—	151	—	9	150	317	730
Net (charge-offs) recoveries	(36,685)	—	(6)	(935)	—	9	(936)	223	(38,330)
Provision (reversal)	43,069	(95)	(5,999)	3,226	419	(9)	(913)	(633)	39,065
Balance at September 30, 2019	$24,575	$6,579	$11,965	$4,118	$3,880	$—	$11,279	$531	$62,927

Individually evaluated for impairment	$4,614	$—	$—	$2,858	$—	$—	$—	$21	$7,493
Collectively evaluated for impairment	19,961	6,579	11,965	1,260	3,880	—	11,279	510	55,434
Total ending ALL balance	$24,575	$6,579	$11,965	$4,118	$3,880	$—	$11,279	$531	$62,927
Loans:
Individually evaluated for impairment	$22,042	$—	$—	$5,696	$2,519	$—	$20,641	$822	$51,720
Collectively evaluated for impairment	1,767,436	891,029	1,563,757	69,663	226,042	—	1,755,312	58,300	6,331,539
Total ending loan balances	$1,789,478	$891,029	$1,563,757	$75,359	$228,561	$—	$1,775,953	$59,122	$6,383,259

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and net of any deferred fees and costs and any purchase premium or discount.

	September 30, 2020			December 31, 2019
($ in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses
With no related ALL recorded:
Commercial:
Commercial and industrial	$11,533	$11,460	$—	$1,471	$1,460	$—
Commercial real estate	6,741	6,471	—	—	—	—
SBA	1,622	1,566	—	1,439	1,379	—
Consumer:
Single family residential mortgage	29,048	29,174	—	19,319	19,405	—
Other consumer	1,093	638	—	671	675	—
With an ALL recorded:
Commercial:
Commercial and industrial	17,020	17,015	11,162	18,776	18,776	3,367
SBA	3,482	3,299	2,409	3,921	3,757	2,045
Consumer:
Single family residential mortgage	1,869	1,881	191	4,213	4,252	574
Other consumer	—	—	—	4	4	4
Total	$72,408	$71,504	$13,762	$49,814	$49,708	$5,990

The following table presents information on impaired loans, disaggregated by class, for the periods indicated:

	Three Months Ended			Nine Months Ended
($ in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
September 30, 2020
Commercial:
Commercial and industrial	$22,016	$10	$11	$24,973	$47	$50
Commercial real estate	6,593	—	—	4,859	—	—
SBA	5,235	3	3	5,274	9	10
Consumer:
Single family residential mortgage	31,457	72	20	31,432	182	99
Other consumer	1,775	—	—	1,492	3	3
Total	$67,076	$85	$34	$68,030	$241	$162

September 30, 2019
Commercial:
Commercial and industrial	$22,619	$40	$32	$16,154	$295	$286
Commercial real estate	—	—	—	193	—	—
SBA	5,843	4	4	4,328	12	12
Construction	2,519	—	—	2,519	—	—
Consumer:
Single family residential mortgage	20,706	59	53	20,374	175	150
Other consumer	827	3	4	950	10	10
Total	$52,514	$106	$93	$44,518	$492	$458

Troubled Debt Restructurings
TDR loans consisted of the following as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$20,355	$20,355	$—	$16,245	$16,245
SBA	—	266	266	—	266	266
Consumer:
Single family residential mortgage	2,620	2,169	4,789	2,638	2,394	5,032
Other consumer	—	—	—	294	—	294
Total	$2,620	$22,790	$25,410	$2,932	$18,905	$21,837

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $157 thousand and $135 thousand as of September 30, 2020 and December 31, 2019. Accruing TDRs were $5.4 million and nonaccrual TDRs were $20.0 million at September 30, 2020, compared to accruing TDRs of $6.6 million and nonaccrual TDRs of $15.2 million at December 31, 2019. The increase in TDRs during the nine months ended September 30, 2020 was primarily due to one commercial and industrial relationship.
The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Nine Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2020
Commercial:
Commercial and industrial	—	$—	$—	1	$5,000	$5,000
Total	—	—	—	1	$5,000	$5,000
September 30, 2019
Commercial:
Commercial and industrial	—	$—	$—	10	$17,339	$17,020
SBA	—	$—	$—	2	$3,214	$869
Total	—	$—	$—	12	$20,553	$17,889

We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During each of the three and nine months ended September 30, 2020, there was zero and one loan that was modified as a TDR during the past 12 months that had subsequent payment defaults. During each of the three and nine months ended September 30, 2019, there were no loans that were modified as TDRs during the past 12 months that had subsequent payment defaults.
The following table summarizes TDRs by modification type for the periods indicated:

Three Months Ended
Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
September 30, 2020
Total	—	$—	—	$—	—	$—

September 30, 2019
Total	—	$—	—	$—	—	$—

	Nine Months Ended
	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
September 30, 2020
Commercial:
Commercial and industrial	1	$5,000	—	$—	1	$5,000
Total	1	$5,000	—	$—	1	$5,000

September 30, 2019
Commercial:
Commercial and industrial	10	$17,020	—	$—	10	$17,020
SBA	2	869	—	—	2	869
Total	12	$17,889	—	$—	12	$17,889

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value and any reductions in value on transfer are reflected as write-downs to allowance for credit losses. During the three and nine months ended September 30, 2020 we purchased loans aggregating $129.0 million and $154.9 million. There were no purchases of loans during the three and nine months ended September 30, 2019.
The following table presents loans transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in thousands)	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale	Transfers from Held-For-Sale	Transfers (to) Held-For-Sale
September 30, 2020
Total	$—	$—	$—	$—

September 30, 2019
Commercial:
Commercial real estate	$—	$—	$—	$(573)
Multifamily	—	—	—	(752,087)
SBA	—	(559)	—	(559)
Consumer:
Single family residential mortgage	—	—	—	(374,679)
Total	$—	$(559)	$—	$(1,127,898)

During the three and nine months ended September 30, 2020, we sold $17.6 million in single family residential mortgage loans resulting in a gain of $297 thousand.

Included in transfers to loans held for sale for the nine months ended September 30, 2019 is $573.9 million in multifamily loans from loans held-for-investment related to our completed Freddie Mac multifamily securitization which closed during the third quarter of 2019.

During the three and nine months ended September 30, 2019, we sold $573.5 million and $751.6 million, respectively, in multifamily residential loans, resulting in a gross gain of $8.9 million and $11.7 million.

During the three and nine months ended September 30, 2019, we sold $144 thousand and $374.8 million in single family residential mortgage loans, resulting in gains of $8 thousand and $1.8 million.

Non-Traditional Mortgage Loans (“NTM”)
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of loans with the potential for negative amortization. The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (“FICO”) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically by refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVMs) to confirm collateral values. We no longer originate NTM loans.
The following table presents the composition of the NTM portfolio, which are included in the single family residential mortgage portfolio, as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens	57	$39,180	8.4%	69	$49,959	8.3%
Interest-only - first liens	295	425,406	90.8%	376	545,371	90.8%
Negative amortization	8	2,302	0.5%	9	3,027	0.5%
Total NTM - first liens	360	466,888	99.7%	454	598,357	99.6%
Other consumer:
Green Loans (HELOC) - second liens	5	1,608	0.3%	7	2,299	0.4%
Total NTM - second liens	5	1,608	0.3%	7	2,299	0.4%
Total NTM loans	365	$468,496	100.0%	461	$600,656	100.0%
Total loans receivable		$5,678,002			$5,951,885
% of total NTM loans to total loans receivable		8.3%			10.1%

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At September 30, 2020 and December 31, 2019, we had goodwill of $37.1 million. We evaluate goodwill impairment as of August 31st each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of August 31, 2020 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of September 30, 2020, the weighted average remaining amortization period for core deposit intangibles was approximately 4.1 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2020
Core deposit intangibles	$30,904	$27,965	$2,939
December 31, 2019
Core deposit intangibles	$30,904	$26,753	$4,151

Aggregate amortization of intangible assets was $353 thousand and $500 thousand for the three months ended September 30, 2020 and 2019 and $1.2 million and $1.7 million for the nine months ended September 30, 2020 and 2019. The following table presents estimated future amortization expenses as of September 30, 2020:

($ in thousands)	Remainder of 2020	2021	2022	2023	2024	Total
Estimated future amortization expense	$306	$1,082	$799	$517	$235	$2,939

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	September 30, 2020		December 31, 2019
Fixed rate:
Outstanding balance	$566,000	(1)	$730,000
Interest rates ranging from	—%	(2)	1.82%
Interest rates ranging to	3.32%		3.32%
Weighted average interest rate	2.39%		2.66%
Variable rate:
Outstanding balance	$—		$465,000
Weighted average interest rate	—%		1.66%
(1)Excludes $6.5 million of unamortized debt issuance costs at September 30, 2020.
(2)Includes $10.0 million in FHLB recovery advances with an interest rate of 0.00%, consisting of $5.0 million with a maturity date of November 27, 2020 and $5.0 million with a maturity date of May 27, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. In June 2020, we repaid early a $100.0 million FHLB term advance with a weighted average interest rate of 2.07% and incurred a $2.5 million debt extinguishment fee that is included in other noninterest expense in the consolidated statements of operations. Additionally, in June 2020 we refinanced $111.0 million of FHLB term advances to take advantage of the rapid decline in market interest rates. At the end of the third quarter of 2020, FHLB advances included no overnight borrowings, $105.0 million maturing within three months, and $461.0 million maturing beyond three months with a weighted average life of 4.7 years and weighted average interest rate of 2.51%.
At September 30, 2020 and December 31, 2019, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.41 billion and $3.05 billion. Based on this collateral, the Bank was eligible to borrow an additional $890.0 million at September 30, 2020.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.6 million and $32.3 million at September 30, 2020 and December 31, 2019.
During the second quarter of 2020, we expanded our existing secured borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) by participating in its Borrower-in-Custody (“BIC”) program. As a result, our borrowing capacity with the Federal Reserve increased to $427.7 million at September 30, 2020. Prior to participating in the BIC program, the Bank only pledged securities as collateral for access to the discount window. At September 30, 2020, the Bank has pledged certain qualifying loans with an unpaid principal balance of $879.9 million and securities with a carrying value of $23.5 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and nine months ended September 30, 2020 and 2019.
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $185.0 million, with no outstanding borrowings at September 30, 2020.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at September 30, 2020 and December 31, 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	September 30, 2020		December 31, 2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,377)	$175,000	$(1,579)
Total	$175,000	$(1,377)	$175,000	$(1,579)

We were in compliance with all covenants under our 5.25% senior notes due April 15, 2025 at September 30, 2020.

NOTE 8 – INCOME TAXES
For the three and nine months ended September 30, 2020, income tax expense (benefit) was $2.4 million and $(5.1) million, resulting in an effective tax rate of 12.9% and 35.9%. For the three and nine months ended September 30, 2019, income tax (benefit) expense was $(5.6) million and $1.4 million and the effective tax rate was 28.4% and 12.9%. Our effective tax rate for the three and nine months ended September 30, 2020 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences.
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and nine months ended September 30, 2020, we utilized the discrete effective tax rate method for recording income taxes. We believe the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method as minor changes in the Company's estimated ordinary income for the entire year would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pretax accounting income (loss). Based on our actual and projected level of earnings and permanent tax differences for 2020, our estimated effective tax rate for the full year was refined this quarter to a negative tax rate ranging from approximately 10% to 15%. As a result of the change, we expect our fourth quarter effective tax rate to be approximately 25%.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $43.7 million and $44.9 million at September 30, 2020 and December 31, 2019, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $1.1 million and $977 thousand at September 30, 2020 and December 31, 2019, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of September 30, 2020, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $846 thousand.
At September 30, 2020 and December 31, 2019, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
During the three and nine months ended September 30, 2020, changes in fair value of interest rate swaps and caps on loans and foreign exchange contracts were a gain of $3 thousand and loss of $285 thousand, compared to a gain of $517 thousand and a loss of $9.3 million for the three and nine months ended September 30, 2019, and were included in other income on the consolidated statements of operations.
For the three and nine months ended September 30, 2019, other income included a $603 thousand gain and $9.0 million loss on interest rate swaps related to the Freddie Mac multifamily securitization in which we sold the associated mortgage servicing rights. The $9.0 million loss on these interest rate swaps was due to a decline in interest rates since their execution and was offset by the $8.9 million gross gain realized on the loans sold into the securitization in the third quarter of 2019.

The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated.

	September 30, 2020		December 31, 2019
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps and caps on loans	$68,556	$8,163	$70,674	$3,445
Foreign exchange contracts	3,548	45	4,643	138
Total	$72,104	$8,208	$75,317	$3,583
Derivative liabilities:
Interest rate swaps and caps on loans	$68,556	$8,749	$70,674	3,717
Foreign exchange contracts	3,548	14	4,643	136
Total	$72,104	$8,763	$75,317	$3,853
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
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of September 30, 2020, 3,372,588 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Stock options	$—	$3	$4	$(13)
Restricted stock awards and units	1,346	1,491	4,388	3,857
Total share-based compensation expense	$1,346	$1,494	$4,392	$3,844
Related tax benefits	$396	$439	$1,293	$1,130

The following table presents unrecognized stock-based compensation expense as of September 30, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Restricted stock awards and restricted stock units	$8,189	2.1 years
Total	$8,189	2.1 years

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
The following table represents stock option activity for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	55,069	$13.96	3.7 years
Outstanding at end of period	55,069	$13.96	3.5 years	$(210)
Exercisable at end of period	55,069	$13.96	3.5 years	$(210)

The following table represents stock option activity for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	62,521	$13.85	4.3 years
Exercised	(7,452)	$13.05	5.2 years
Outstanding at end of period	55,069	$13.96	3.5 years	$(210)
Exercisable at end of period	55,069	$13.96	3.5 years	$(210)

The following table sets forth information regarding unvested stock options for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	2,248	$13.75	2,248	$13.75
Vested	(2,248)	$13.75	(2,248)	$13.75
Forfeited	—	$—	—	$—
Outstanding at end of period	—	$—	—	$—

Restricted Stock Awards and Restricted Stock Units
We also have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	912,670	$14.91	923,482	$15.74
Granted (1)	4,457	$11.22	358,593	$13.76
Vested (2)	(15,881)	$15.42	(309,576)	$15.92
Forfeited (3)	(18,005)	$16.09	(89,258)	$16.69
Outstanding at end of period	883,241	$14.86	883,241	$14.86
(1)There were zero and 78,771 performance-based shares/units included in shares granted for the three and nine months ended September 30, 2020.
(2)There were zero and 18,473 performance-based shares/units included in vested shares for the three and nine months ended September 30, 2020.
(3)The number of forfeited shares includes aggregate performance-based shares/units of zero and 17,404 for the three and nine months ended September 30, 2020.

Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, a ten-year stock appreciation right (“SAR”).
The following table represents SARs activity and the weighted average exercise price per share as of and for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	2.1 years	$(1,812)
Outstanding at end of period	1,559,012	$11.60	1.9 years	$(2,264)
Exercisable at end of period	1,559,012	$11.60	1.9 years	$(2,264)

The following table represents SARs activity and the weighted average exercise price per share as of and for the nine months ended September 30, 2020:

	Nine Months Ended September 30,
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	1,559,012	$11.60	2.6 years	$8,508
Outstanding at end of period	1,559,012	$11.60	1.9 years	$(2,264)
Exercisable at end of period	1,559,012	$11.60	1.9 years	$(2,264)

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

	September 30, 2020			December 31, 2019
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	93,270	$93,270	$89,922	96,629	$96,629	$93,162
Series E 7.00% non-cumulative perpetual	98,702	98,702	94,956	100,477	100,477	96,663
Total	191,972	$191,972	$184,878	197,106	$197,106	$189,825

Series D Preferred Stock
During the three and nine months ended September 30, 2020, we repurchased depositary shares (Series D Depositary Shares), each representing a 1/40th interest in a share of Series D Preferred Stock, liquidation amount of $1,000 per share of Series D Preferred Stock, resulting in the repurchase of 100 and 134,410 outstanding Series D Depositary Shares and the related retirement of 3 and 3,360 outstanding shares of Series D Preferred Stock. During the three and nine months ended September 30, 2020 we paid $2 thousand and $2.7 million to repurchase Series D Preferred Stock, resulting in a $0 and $541 thousand difference between the consideration paid and the repurchased shares' carrying value. When the consideration paid to repurchase shares exceeds the repurchased shares' carrying value, the difference reduces net income allocated to common shareholders. When the consideration paid to repurchase shares is less than the repurchased shares' carrying value, the difference increases net income allocated to common shareholders.
On August 23, 2019, the Company completed a tender offer for Series D Depositary Shares, resulting in the repurchase of 734,823 outstanding Series D Depository Shares and the related retirement of 18,371 outstanding shares of Series D Preferred Stock. During the nine-month period ended September 30, 2019 we paid $19.4 million to repurchase Series D Preferred Stock, resulting in a $1.7 million difference between the consideration paid and the repurchased shares' carrying value.
Series E Preferred Stock
During the three and nine months ended September 30, 2020, we repurchased depositary shares (Series E Depositary Shares), each representing a 1/40th interest in a share of Series E Preferred Stock, liquidation amount of $1,000 per share of Series E Preferred Stock, resulting in the repurchase of 6,502 and 70,967 outstanding Series E Depositary Shares and the related retirement of 163 and 1,774 outstanding shares of Series E Preferred Stock. During the three and nine months ended September 30, 2020, we paid $163 thousand and $1.7 million to repurchase Series E Preferred Stock, resulting in a $6 thousand and $27 thousand difference between the consideration paid and the repurchased shares' carrying value.
On August 23, 2019, the Company completed a tender offer for Series E Depositary Shares, resulting in the repurchase of 980,928 outstanding Series E Depository Shares and the related retirement of 24,523 outstanding shares of Series E Preferred Stock. During the nine months ended September 30, 2019. we paid $26.6 million to repurchase Series E Preferred Stock, resulting in a $3.4 million difference between the consideration paid and the repurchased shares' carrying value.
Share Repurchase Program
On February 10, 2020, we announced that our Board of Directors (the “Board”) authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expires in February 2021, however given current macroeconomic conditions and the COVID-19 pandemic, we have suspended common stock repurchases for the immediate future. There were no repurchases of common stock for the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions.
Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of the tax effect as a component of stockholders' equity. Reclassifications from AOCI occur when a security is sold, called or matures and are recorded on the consolidated statements of operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Unrealized (loss) gain on securities available-for-sale
Balance at beginning of period	$(15,565)	$(12,668)	$(11,900)	$(24,117)
Unrealized gain (loss) arising during the period	23,859	(1,408)	20,677	15,014
Unrealized gain arising from the reclassification of securities held-to-maturity to securities available-for-sale	—	—	—	—
Impairment loss on investment securities	—	731	—	731
Reclassification adjustment from other comprehensive income	—	5,063	(2,011)	4,855
Tax effect of current period changes	(7,028)	(1,289)	(5,500)	(6,054)
Total changes, net of taxes	16,831	3,097	13,166	14,546
Balance at end of period	$1,266	$(9,571)	$1,266	$(9,571)

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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At September 30, 2020, we have a $3.5 million repurchase reserve related to this VIE.
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

We use the Hypothetical Liquidation at Book Value (HLBV) method to account for our investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $27.8 million and $29.3 million at September 30, 2020 and December 31, 2019.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Fundings	$—	$—	$3,631	$235
Cash distribution from investment	611	534	1,612	1,529
Gain (loss) on investments in alternative energy partnerships	1,430	940	(308)	(655)
Income tax credits recognized	—	862	—	2,585
Tax expense (benefit) recognized from HLBV application	185	254	(111)	(177)

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Cash	$3,101	$4,224
Equipment, net of depreciation	242,988	248,920
Other assets	7,291	6,301
Total unconsolidated assets	$253,380	$259,445
Total unconsolidated liabilities	$6,048	$7,143
Maximum loss exposure	$27,786	$32,525

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $27.8 million, which is our recorded investment amount at September 30, 2020.
We believe that the loss exposure on our investments is reduced considering our return on our investment is provided not only by the cash flows of the underlying client leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits generated from the investments. In addition, our exposure is further limited as the arrangements include a transition manager to support any transition of the solar company sponsor, whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.).
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

The following table presents information regarding balances in our qualified affordable housing partnerships for the periods indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Ending balance(1)	$44,443	$36,462
Aggregate funding commitment	61,278	49,278
Total amount funded	42,378	26,905
Unfunded commitment	18,900	22,373
Maximum loss exposure	44,443	36,462
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our qualified affordable housing partnerships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Fundings	$1,602	$8,325	$15,473	$8,779
Proportional amortization recognized	1,724	1,464	4,019	2,654
Income tax credits recognized	1,007	724	3,215	1,833

NOTE 13 – EARNINGS (LOSS) PER COMMON SHARE
The following table presents computations of basic and diluted earnings (loss) per common share ("EPS") for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income (loss)	$15,761	$152	$(9,043)	$(86)
Less: Income allocated to participating securities	(278)	(3)	—	—
Less: participating securities dividends	(93)	(1)	(279)	(3)
Less: preferred stock dividends	(3,414)	(33)	(10,323)	(99)
Less: preferred stock redemption	(7)	—	563	5
Net income (loss) allocated to common stockholders	$11,969	$115	$(19,082)	$(183)

Weighted average common shares outstanding	49,631,334	477,321	49,723,791	477,321
Dilutive effects of restricted shares/units	82,278	—	—	—
Dilutive effects of stock options	—	—	—	—
Average shares and dilutive common shares	49,713,612	477,321	49,723,791	477,321

Basic earnings (loss) per common share	$0.24	$0.24	$(0.38)	$(0.38)
Diluted earnings (loss) per common share	$0.24	$0.24	$(0.38)	$(0.38)

For the three and nine months ended September 30, 2020, there were 643,901 and 938,526 of restricted shares/units and 55,069 and 55,314 of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net (loss) income	$(13,999)	$(133)	$9,398	$89
Less: income allocated to participating securities	—	—	—	—
Less: participating securities dividends	(93)	(1)	(386)	(4)
Less: preferred stock dividends	(3,371)	(32)	(11,906)	(113)
Less: preferred stock redemption	(5,045)	(48)	(5,045)	(48)
Net loss allocated to common stockholders	$(22,508)	$(214)	$(7,939)	$(76)

Weighted average common shares outstanding	50,404,906	477,321	50,327,108	477,321
Dilutive effects of stock units	—	—	—	—
Dilutive effects of stock options	—	—	—	—
Average shares and dilutive common shares	50,404,906	477,321	50,327,108	477,321

Basic earnings per common share	$(0.45)	$(0.45)	$(0.16)	$(0.16)
Diluted earnings per common share	$(0.45)	$(0.45)	$(0.16)	$(0.16)

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	September 30, 2020		December 31, 2019
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$20,181	$49,274	$473	$129,495
Unused lines of credit	1,778	1,334,060	703	1,049,632
Letters of credit	157	9,202	134	5,316

Other Commitments
At September 30, 2020, we had unfunded commitments of $18.9 million, $5.6 million, and $10.5 million for affordable housing fund investments, Small Business Investment Company (SBIC) investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Noninterest income
In scope of Topic 606
Deposit service fees	$648	$599	$1,607	$1,841
Debit card fees	384	138	941	429
Investment commissions	—	146	—	685
Other	49	93	157	309
Noninterest income (in-scope of Topic 606)	1,081	976	2,705	3,264
Noninterest income (out-of-scope of Topic 606)	2,873	2,205	8,838	3,922
Total noninterest income	$3,954	$3,181	$11,543	$7,186

We do not typically enter into long-term revenue contracts with customers. As of September 30, 2020 and December 31, 2019, we did not have any significant contract balances. As of September 30, 2020, we did not capitalize any contract acquisition costs.
NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines. These loans do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2020, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.

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
During the three and nine months ended September 30, 2020, indemnification costs paid by the Company included $298 thousand and $302 thousand incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer, J. Francisco A. Turner. Indemnification costs paid by the Company for the Company's former Chair, President, and Chief Executive Officer, Steven A. Sugarman were $198 thousand for the nine months ended September 30, 2020. Indemnification costs were also paid on behalf of certain current and former executive officers and directors in amounts less than $120 thousand for the three and nine months ended September 30, 2020.
During the three and nine months ended September 30, 2019, indemnification costs paid by the Company included $3.5 million and $10.5 million incurred by the Company’s former Chair, President, and Chief Executive Officer, Steven A. Sugarman; and $497 thousand and $646 thousand incurred by the Company's former General Counsel Emeritus John Grosvenor. Indemnification costs for the Company’s former Interim Chief Financial Officer and Chief Strategy Officer, J. Francisco A. Turner and the Company’s former Chief Financial Officer, James J. McKinney were $769 thousand, jointly incurred for the nine months ended September 30, 2019; and $180 thousand for the Bank’s former director, Cynthia Abercrombie for the nine months ended September 30, 2019. Indemnification costs were also paid on behalf of certain current and former executive officers and directors in amounts less than $120 thousand for the three and nine months ended September 30, 2019.

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

NOTE 18 – SUBSEQUENT EVENTS
On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of 4.375% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”), at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Notes will mature on October 30, 2030. From and including the issue date to, but excluding, October 30, 2025 or the date of earlier redemption, the Notes will bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. From and including October 30, 2025 to, but excluding, the maturity date or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term Secured Overnight Financing Rate (SOFR) (as defined in the Indenture), plus a spread. The Notes are subordinated in right of payment to the payment of the Company’s existing and future Senior Debt and structurally subordinated to all of the Company’s subsidiaries’ existing and future indebtedness and other obligations. The Company may, at its option, redeem the Notes in whole or in part on October 30, 2025 and on any interest payment date thereafter.
We have evaluated events from the date of the consolidated financial statements on September 30, 2020 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2020. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.
For a discussion of the risk factors, please also refer to Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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

Adoption of the Current Expected Credit Loss (CECL) Model
On January 1, 2020, we adopted the new accounting standard, commonly known as CECL, which uses a current expected credit loss model for determining the allowance for credit losses (ACL). Upon adoption, we recognized a Day 1 increase in the ACL of $6.4 million and a related after-tax decrease to retained earnings of $4.5 million. Our Day 1 ACL under the new CECL model totaled $68.1 million compared to $61.7 million under the incurred loss model at December 31, 2019, and represented 1.14% of total loans. At September 30, 2020, the ACL totaled $94.1 million resulting in an ACL to total loans coverage ratio of 1.66%, up from 1.04% at December 31, 2019. Excluding PPP loans, the ACL to total loans coverage ratio was 1.74% at September 30, 2020. The ACL and provision for credit losses include amounts and changes from both the allowance for loan losses ("ALL") and reserve for unfunded loan commitments.

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

Financial Highlights
For the three months ended September 30, 2020 and 2019, net income (loss) was $15.9 million and $(14.1) million. Diluted earnings (loss) from operations per common share were $0.24 and $(0.45) for the three months ended September 30, 2020 and 2019. Financial results for the third quarter of 2020 included:
•Noninterest-bearing deposit balances increased $59.2 million during the quarter and represented 24% of total deposits at September 30, 2020, up from 19% a year earlier
•Total checking balances increased $257.7 million during the quarter and represented 58% of total deposits at September 30, 2020, up from 45% a year earlier
•Net interest margin remained stable at 3.09% on a linked-quarter basis
•Average cost of total deposits declined 20 basis points on a linked-quarter basis to 0.51%, with period-end cost of deposits at 0.39%
•Total deferrals/forbearances declined to $282.5 million at September 30, 2020 from $604.2 million at June 30, 2020
•Allowance for credit losses remained strong at 1.66% of total loans
•Common Equity Tier 1 capital at 11.59%

COVID-19 Operational Update
The markets in which we operate are impacted by continuing uncertainty about the pace and strength of reopening and recovering from the global pandemic. Despite the challenges created by the coronavirus, we continue to execute on our strategic initiatives and the transformation of our balance sheet. We continue to operate 25 of our 31 branches as we temporarily consolidated some overlapping areas at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. The majority of our employees outside of our branches are working offsite with only essential employees onsite. We are classified as an 'essential' business and we have implemented social and physical safeguards for our customers and employees within all of our locations.

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

The CARES Act initially allocated nearly $350 billion for the PPP, with an additional $310 billion added through an amendment bill several weeks later. This program was intended to assist small businesses affected by the pandemic and economic downturn with funds to pay payroll and other expenses through June 30, 2020. The program was extended through August 8, 2020. The loans are 100% guaranteed by the Small Business Administration (“SBA”) and the full principal amount of the loans may qualify for loan forgiveness if certain conditions are met.

Within seven business days of the announcement of PPP, we redeployed resources to this program in support of our clients and others seeking financial relief under the program. As of September 30, 2020, we estimate we helped businesses that represent an aggregate workforce of more than 25,000 jobs through approvals of $262 million in PPP funds. We served existing clients with our high touch business framework in addition to successfully attracting many new clients by using the PPP opportunity to differentiate ourselves by demonstrating how true service can make a meaningful difference. As a result, we added many new clients who are consistent with the type of commercial customers that we target in our traditional business development efforts. We continue to work through the PPP loan forgiveness process with our clients, all of which we expect will be substantially complete by the first half of next year.

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

For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The following table presents the composition of our loan portfolio for borrowers that received payment relief as of September 30, 2020:

	Deferment & Forbearances(1)(2)
	September 30, 2020			June 30, 2020
($ in thousands)	Number of Loans	Amount(1)(2)	% of Loan Category	Number of Loans	Amount(1)(2)	% of Loan Category
Commercial:
Commercial and industrial	12	$19,175	1.2%	55	$53,255	3.7%
Commercial real estate	15	89,127	10.8%	53	218,537	26.6%
Multifamily	2	17,988	1.2%	30	114,296	8.0%
SBA	3	17,841	5.6%	6	21,819	7.0%
Construction	—	—	—%	8	31,544	14.8%
Total commercial	32	144,131	3.3%	152	439,451	10.4%
Consumer:
Single family residential mortgage	123	137,510	11.1%	142	163,815	12.0%
Other consumer	3	905	2.6%	4	969	2.5%
Total consumer	126	138,415	10.9%	146	164,784	11.7%
Total	158	$282,546	5.0%	298	$604,235	10.7%
(1)Excludes loans in forbearance that are current
(2)Excludes loans delinquent prior to COVID-19

During the three months ended September 30, 2020, commercial deferments decreased from $439.5 million to $144.1 million and consumer deferments, consisting primarily of SFR forbearances, decreased from $164.8 million to $138.4 million. Of these balances, at September 30, 2020, the majority of the loans are on a second deferment or forbearance period.

Of the total commercial deferments as of September 30, 2020, 18 loans totaling $45.3 million were under review and pending approval for a second deferral. We continue to actively monitor and manage all lending relationships in a manner that supports our clients and protects the Bank.

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

Termination of LAFC Agreement
On May 22, 2020, we entered into an agreement (the “Termination Agreement”) with the Los Angeles Football Club ("LAFC") to amend and terminate certain agreements that we previously entered into with LAFC in 2017 (the “LAFC Agreements”). Among other things, the LAFC Agreements granted us the exclusive naming rights to the Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. Pursuant to the LAFC Agreements, we agreed to pay LAFC $100 million over a period of 15 years, of which $15.9 million had been recognized as expense from January 1, 2018 through May 22, 2020. In addition to the stated contract amount of $100 million, the LAFC Agreements obligated us to pay for other annual expenses, which have averaged approximately $500 thousand per year.
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
The pre-tax impact from our entry into the Termination Agreement was a one-time charge to operations of $26.8 million during the second quarter of 2020. The charge to operations includes the write-off of a prepaid advertising asset. As a result of the Termination Agreement, the Bank estimates an aggregate pre-tax cost savings of approximately $89.1 million, or approximately $7.1 million per year, over the remaining 12 ½ year life of the original LAFC Agreements.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019:

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$5,533,576	$62,019	4.46%	$5,707,619	$63,642	4.48%	$6,699,312	$80,287	4.75%
Securities	1,190,765	6,766	2.26%	1,063,941	7,816	2.95%	1,105,499	10,024	3.60%
Other interest-earning assets (2)	457,558	881	0.77%	424,776	1,239	1.17%	362,613	2,346	2.57%
Total interest-earning assets	7,181,899	69,666	3.86%	7,196,336	72,697	4.06%	8,167,424	92,657	4.50%
ACL	(89,679)			(78,528)			(55,976)
BOLI and noninterest-earning assets (3)	594,885			622,398			584,190
Total assets	$7,687,105			$7,740,206			$8,695,638
Interest-bearing liabilities:
Savings	$948,898	2,353	0.99%	$905,997	2,718	1.21%	$1,055,086	4,722	1.78%
Interest-bearing checking	1,919,327	1,660	0.34%	1,710,038	2,186	0.51%	1,511,432	4,483	1.18%
Money market	681,421	645	0.38%	592,872	850	0.58%	755,114	3,093	1.63%
Certificates of deposit	1,030,829	2,906	1.12%	1,214,939	4,451	1.47%	1,750,970	10,513	2.38%
Total interest-bearing deposits	4,580,475	7,564	0.66%	4,423,846	10,205	0.93%	5,072,602	22,811	1.78%
FHLB advances	608,169	3,860	2.52%	819,166	4,818	2.37%	1,333,739	8,519	2.53%
Securities sold under repurchase agreements	1,309	2	0.61%	1,024	2	0.79%	1,922	13	2.68%
Long-term debt and other interest-bearing liabilities	173,911	2,385	5.46%	173,977	2,357	5.45%	174,111	2,399	5.47%
Total interest-bearing liabilities	5,363,864	13,811	1.02%	5,418,013	17,382	1.29%	6,582,374	33,742	2.03%
Noninterest-bearing deposits	1,357,411			1,349,735			1,047,858
Noninterest-bearing liabilities	100,424			118,208			103,667
Total liabilities	6,821,699			6,885,956			7,733,899
Total stockholders’ equity	865,406			854,250			961,739
Total liabilities and stockholders’ equity	$7,687,105			$7,740,206			$8,695,638
Net interest income/spread		$55,855	2.84%		$55,315	2.77%		$58,915	2.47%
Net interest margin (4)			3.09%			3.09%			2.86%

Ratio of interest-earning assets to interest-bearing liabilities	133.89%			132.82%			124.08%
Total deposits(5)	5,937,886	7,564	0.51%	5,773,581	10,205	0.71%	6,120,460	22,811	1.48%
Total funding (6)	6,721,275	13,811	0.82%	6,767,748	17,382	1.03%	7,630,232	33,742	1.75%
(1)Total loans are net of deferred fees, related direct costs and discounts. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $1.5 million, $1.1 million and $323 thousand and accretion of discount on purchased loans of $6 thousand, $347 thousand and $186 thousand for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively, are included in interest income.

(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of bank-owned life insurance of $110.7 million, $110.4 million and $108.3 million for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019.
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

Three Months Ended September 30, 2020 Compared to Three Months Ended June 30, 2020
Net interest income increased $0.5 million to $55.9 million for the third quarter due mostly to lower funding costs, offset by lower yields on interest-earning assets. Compared to the prior quarter, average interest-earning assets declined by $14.4 million to $7.18 billion, due to lower average loans of $174.0 million, offset by higher average securities of $126.8 million and other interest-earning assets of $32.8 million. During the third quarter, average deposits increased $164.3 million, consisting of higher average interest-bearing deposits of $156.6 million and higher average noninterest-bearing deposits of $7.7 million. Average FHLB advances decreased $211.0 million due to current quarter deposit growth and the impact of the early payoff of $100.0 million in FHLB advances at the end of the second quarter.
The net interest margin remained unchanged compared to the prior quarter at 3.09% for the third quarter as the average cost of funds decreased 21 basis points, offset by a 20 basis point decrease in the average earning-assets yield. The yield on average interest-earning assets decreased to 3.86% for the third quarter from 4.06% for the second quarter due to lower yields on most interest-earning asset classes and the change in the mix of interest-earning assets. The average yield on loans declined only 2 basis points to 4.46% during the third quarter as higher prepayment penalty fees and PPP fee income helped to offset the decrease in the overall loan yield due to the mix of loans and lower interest rate environment. The third quarter includes $2.1 million of PPP fee income, which increased the net interest margin by 11 basis points, compared to $1.7 million in the second quarter which increased the net interest margin by 10 basis points. The average yield on securities decreased 69 basis points to 2.26% due mostly to a 106 basis point decrease in the collateralized loan obligations (CLOs) yield to 2.16% for the third quarter from 3.22% for the second quarter as these securities reprice quarterly.
The average cost of funds decreased 21 basis points to 0.82% for the third quarter from 1.03% for the second quarter. This decrease was driven by the lower average cost of interest-bearing liabilities and improved funding mix, including higher average noninterest-bearing deposits during the third quarter. We continue to reduce our reliance on high cost transaction accounts, non-brokered certificates of deposits, and wholesale funds as we continue to execute on our relationship-focused business banking strategy. The average cost of interest-bearing liabilities decreased 27 basis points to 1.02% for the third quarter from 1.29% for the second quarter due to actively managing down the cost of interest-bearing deposits into the current rate environment. The average cost of interest-bearing deposits also declined 27 basis points to 0.66% for the third quarter from 0.93% for the prior quarter. Additionally, average noninterest-bearing deposits represented 22.9% of total average deposits in the third quarter compared to 23.4% of total average deposits for the second quarter. Our total cost of average deposits decreased 20 basis points to 0.51% for the third quarter. The spot rate of total deposits at the end of the third quarter of 2020 was 0.39%.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net interest income was $55.9 million for the three months ended September 30, 2020, a decrease of $3.1 million, or 5.2%, from $58.9 million for the three months ended September 30, 2019. The decrease in net interest income from the same period in 2019 was due to lower average interest-earning assets, as a result of targeted loans sales during 2019, in line with our strategy of remixing the loan portfolio towards relationship based-lending, partially offset by a higher net interest margin. For the three months ended September 30, 2020, average interest-earning assets declined $985.5 million to $7.18 billion and the net interest margin increased 23 basis points to 3.09% for the three months ended September 30, 2020 compared to 2.86% for the same 2019 period.

Our average yield on interest-earning assets decreased 64 basis points to 3.86% for the three months ended September 30, 2020, as compared to 4.50% during the same 2019 period. The decrease in yield was primarily attributable to lower average yields on the loan and securities portfolios, partially offset by an increased mix of loans versus securities. Our average yield on loans was 4.46% for the three months ended September 30, 2020, compared to 4.75% for the same 2019 period, primarily due to lower market interest rates as a result of the Federal Reserve cutting market interest rates 225 basis points in the third quarter of 2019 through March of 2020. Our average yield on securities decreased 134 basis points due mostly to CLOs repricing into the lower rate environment and a decrease in average CLO balances.
The average cost of funds decreased to 0.82% for the three months ended September 30, 2020 from 1.75% for the same 2019 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits. The average cost of interest-bearing liabilities decreased 101 basis point to 1.02% for the three months ended September 30, 2020 from 2.03% for the same 2019 period due to the lower average cost of interest-bearing deposits and rates paid on our FHLB term advances. The average cost of interest-bearing deposits declined 112 basis points to 0.66% from the prior period due to actively managing down deposit rates in response to interest rate cuts by the Federal Reserve and a lower reliance on brokered deposits. Additionally, average noninterest-bearing deposits increased by $309.6 million when compared to the same 2019 period. Our cost of average total deposits decreased 97 basis points to 0.51% for the three months ended September 30, 2020 when compared to the same 2019 period due to the lower cost of interest-bearing deposits and a higher mix of noninterest-bearing deposits. Average noninterest-bearing deposits represented 22.9% of total average deposits for the three months ended September 30, 2020 compared to 17.1% of total average deposits for the third quarter of 2019.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)	$5,673,488	$191,195	4.50%	$7,282,869	$260,004	4.77%
Securities	1,069,668	22,402	2.80%	1,384,928	40,322	3.89%
Other interest-earning assets (2)	393,495	3,480	1.18%	342,597	7,083	2.76%
Total interest-earning assets	7,136,651	217,077	4.06%	9,010,394	307,409	4.56%
ACL	(76,275)			(60,294)
BOLI and noninterest-earning assets (3)	603,128			579,992
Total assets	$7,663,504			$9,530,092
Interest-bearing liabilities:
Savings	$915,364	8,366	1.22%	$1,112,949	15,152	1.82%
Interest-bearing checking	1,717,483	7,575	0.59%	1,548,655	13,562	1.17%
Money market	627,927	3,255	0.69%	831,401	11,124	1.79%
Certificates of deposit	1,132,058	13,184	1.56%	2,419,158	43,014	2.38%
Total interest-bearing deposits	4,392,832	32,380	0.98%	5,912,163	82,852	1.87%
FHLB advances	821,349	14,561	2.37%	1,347,330	25,889	2.57%
Securities sold under repurchase agreements	779	4	0.69	2,146	47	2.93%
Long-term debt and other interest-bearing liabilities	173,981	7,101	5.45%	174,167	7,118	5.46%
Total interest-bearing liabilities	5,388,941	54,046	1.34%	7,435,806	115,906	2.08%
Noninterest-bearing deposits	1,280,461			1,034,697
Noninterest-bearing liabilities	115,582			99,113
Total liabilities	6,784,984			8,569,616
Total stockholders’ equity	878,520			960,476
Total liabilities and stockholders’ equity	$7,663,504			$9,530,092
Net interest income/spread		$163,031	2.72%		$191,503	2.48%
Net interest margin (4)			3.05%			2.84%

Ratio of interest-earning assets to interest-bearing liabilities	132.43%			121.18%
Total deposits(5)	5,673,293	32,380	0.76%	6,946,860	82,852	1.59%
Total funding (6)	6,669,402	54,046	1.08%	8,470,503	115,906	1.83%
(1)Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $2.0 million and $(479) thousand and accretion of discount on purchased loans of $361 thousand and $311 thousand for the nine months ended September 30, 2020 and 2019, respectively, are included in interest income.
(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.

(3)Includes average balance of bank-owned life insurance of $110.4 million and $107.8 million for the nine months ended September 30, 2020 and 2019.
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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net interest income for the nine months ended September 30, 2020 decreased $28.5 million to $163.0 million from $191.5 million for the same 2019 period. Net interest income was impacted by the overall decrease in market interest rates between periods and lower average interest-earning assets, as a result of targeted sales of securities and loans during 2019, in line with our strategy of remixing the loan portfolio towards relationship-based business lending, offset by a higher net interest margin. For the nine months ended September 30, 2020, average interest-earning assets declined $1.87 billion to $7.14 billion, and the net interest margin increased 21 basis points to 3.05% for the nine months ended September 30, 2020 compared to 2.84% for the same 2019 period.
Our average yield on interest-earning assets decreased 50 basis points to 4.06% for the nine months ended September 30, 2020 as compared to 4.56% during the same 2019 period. The decrease in yield was primarily attributable to lower average yields on the loan and securities portfolios due primarily to impact of the Federal Reserve cutting market interest rates 225 basis points as previously described. Our average yield on loans was 4.50% for the nine months ended September 30, 2020, compared to 4.77% for the same 2019 period. Our average yield on securities decreased 109 basis points to 2.80% due mostly to CLOs repricing into the lower rate environment and a decrease in average CLO balances.
The average cost of funds decreased to 1.08% for the nine months ended September 30, 2020 from 1.83% for the same 2019 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits. The average cost of interest-bearing liabilities decreased 74 basis points to 1.34% for the nine months ended September 30, 2020 from 2.08% for the same 2019 period due to the lower average cost of interest-bearing deposits as they repriced into the lower interest rate environment and the lower average cost and volume of FHLB term advances. resulting from maturities, early repayments and refinancing of such advances since the end of the third quarter of 2019. The average cost of interest-bearing deposits declined 89 basis points to 0.98% for the nine months ended September 30, 2020 from the same 2019 period due to actively managing down deposit rates in response to the interest rate cuts by the Federal Reserve in March of 2020 and a lower reliance on brokered deposits. Additionally, average noninterest-bearing deposits increased by $245.8 million when compared to the same 2019 period. Our cost of average total deposits decreased 83 basis points to 0.76% for the nine months ended September 30, 2020 when compared to the same 2019 period.

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

	Three Months Ended September 30, 2020 vs. 2019			Nine Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$(13,523)	$(4,745)	$(18,268)	$(54,778)	$(14,031)	$(68,809)
Securities	719	(3,977)	(3,258)	(8,033)	(9,887)	(17,920)
Other interest-earning assets	494	(1,959)	(1,465)	928	(4,531)	(3,603)
Total interest and dividend income	$(12,310)	$(10,681)	$(22,991)	$(61,883)	$(28,449)	$(90,332)
Interest expense:
Savings	$(438)	$(1,931)	$(2,369)	$(2,375)	$(4,411)	$(6,786)
Interest-bearing checking	979	(3,802)	(2,823)	1,345	(7,332)	(5,987)
Money market	(276)	(2,172)	(2,448)	(2,241)	(5,628)	(7,869)
Certificates of deposit	(3,326)	(4,281)	(7,607)	(18,105)	(11,725)	(29,830)
FHLB advances	(4,625)	(34)	(4,659)	(9,445)	(1,883)	(11,328)
Securities sold under repurchase agreements	(4)	(7)	(11)	(20)	(23)	(43)
Long-term debt and other interest-bearing liabilities	(5)	(9)	(14)	(6)	(11)	(17)
Total interest expense	(7,695)	(12,236)	(19,931)	(30,847)	(31,013)	(61,860)
Net interest income	$(4,615)	$1,555	$(3,060)	$(31,036)	$2,564	$(28,472)

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
Provision for loan losses	$2,130	$11,519	$38,540	$28,360	$39,065
(Reversal of) provision for credit losses - unfunded loan commitments	(989)	307	67	368	(260)
Total provision for credit losses	$1,141	$11,826	$38,607	$28,728	$38,805

We recognized a provision for credit losses of $1.1 million during the third quarter of 2020, compared to $11.8 million during the second quarter of 2020 and $38.6 million for the third quarter of 2019. Our provision for credit losses during the third quarter of 2020 was comprised of $0.9 million in general reserves and $1.2 million related to specific reserves, offset by provision release of $1.0 million related to unfunded commitments. The general provision for the third quarter of 2020 was due to changes in key macro-economic forecast variables, such as unemployment and gross domestic product, improved credit quality metrics, and higher period end loan balances of $50.3 million.
During the nine months ended September 30, 2020, we recognized a provision for credit losses of $28.7 million under the CECL model, compared to $38.8 million under the incurred loss model during 2019. The lower provision for credit losses was primarily the result of lower net charge-offs and lower period end loan balances of $705.3 million, offset by increases from using the new CECL model, the estimated future impact of the health crisis on our loans, and higher specific reserves.
During the three and nine months ended September 30, 2019, the Company recorded a $38.6 million and $38.8 million provision for credit losses. The provision for credit losses was driven by a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. Included in the 2019 loan loss provision was $3.0 million due to this charge-off increasing the loss factor for commercial and industrial loans used in our allowance for loan loss calculation.
See further discussion in "Allowance for Credit Losses."

Noninterest Income (Loss)
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
Customer service fees	$1,498	$1,224	$1,582	$3,818	$4,531
Loan servicing income	186	95	128	356	367
Income from bank owned life insurance	629	591	588	1,798	1,693
Impairment loss on investment securities	—	—	(731)	—	(731)
Net gain (loss) on sale of securities available-for-sale	—	2,011	(5,063)	2,011	(4,855)
Fair value adjustment on loans held-for-sale	24	25	16	(1,537)	76
Net gain on sale of loans	272	—	4,310	245	8,629
Other income (loss)	1,345	1,582	2,351	4,852	(2,524)
Total noninterest income	$3,954	$5,528	$3,181	$11,543	$7,186

Three Months Ended September 30, 2020 Compared to Three Months Ended June 30, 2020
Noninterest income was $4.0 million for the three months ended September 30, 2020, a decrease of $1.6 million, or 28.5%, from $5.5 million for the three months ended June 30, 2020. The decrease was primarily due to a decrease of $2.0 million in gain on the sale of securities to zero as there were no sales of securities during the period. During the three months ended June 30, 2020, we sold $20.7 million in securities, primarily consisting of corporate securities, resulting in a gain of $2.0 million. Other income decreased $237 thousand due mostly to the conclusion in the second quarter of the three-year earn-out from the sale of the our mortgage banking division, which contributed $791 thousand in the prior quarter. This decrease was offset in part by higher sublease income of $210 thousand.
Offsetting these decreases was an increase in customer service fees of $274 thousand due mostly to higher depositor and loan-related fees. Additionally, the third quarter included a $272 thousand gain on sale of $17.6 million in SFR mortgage loans held for sale. There were no sales of loans during second quarter of 2020.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Noninterest income was $4.0 million for the three months ended September 30, 2020, an increase of $773 thousand, or 24.3%, from $3.2 million for the three months ended September 30, 2019. The increase in noninterest income during the three months ended September 30, 2020 was mainly due to lower losses on sale of securities of $5.1 million and a lower impairment loss on investment securities of $731 thousand, partially offset by lower net gains on sale of loans of $4.0 million.
Net gains on sale of securities available-for-sale was zero during the three months ended September 30, 2020, compared to $5.1 million during the three months ended September 30, 2019. During the three months ended September 30, 2019, the Company sold securities available-for-sale of $380.9 million and recognized $731 thousand of OTTI on certain MBS securities that were ultimately liquidated in the fourth quarter of 2019. There were no securities sales during the three months ended September 30, 2020.
Net gain on sale of loans, which includes premium recapture of previously sold loans, was $272 thousand from the sale of $17.6 million in SFR mortgage loans held for sale during the three months ended September 30, 2020 compared to a $4.3 million net gain primarily from the sale of $573.5 million of multifamily residential loans during the comparable 2019 period.
Other income was $1.3 million for the three months ended September 30, 2020, compared to $2.4 million in the comparable 2019 period. The $1.0 million decrease was primarily attributable to the third quarter of 2020 not including income associated with the three-year earn-out from the sale of the bank’s mortgage banking division. This income, which provided an average quarterly fee income contribution of approximately $800 thousand, concluded during the second quarter of 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Noninterest income was $11.5 million for the nine months ended September 30, 2020, an increase of $4.4 million, or 60.6%, from $7.2 million for the nine months ended September 30, 2019. The increase in noninterest income was mainly due to the $6.9 million increase in net gain on the securities available-for-sale, coupled with a $7.4 million increase in other income (loss) and a $731 thousand decrease in impairment loss on investment securities, partially offset by lower customer service fees of $713 thousand, higher unrealized net losses on loans held-for-sale of $1.6 million and lower net gains on sale of loans of between periods of $8.4 million.
Customer service fees decreased $713 thousand, or 15.7%, during the three months ended September 30, 2020 due mostly to lower borrower loan fees, such as extension and exit fees.
Net gain on sale of securities available-for-sale was $2.0 million for the nine months ended September 30, 2020, compared to a loss of $4.9 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we sold $20.7 million in securities, primarily consisting of corporate securities, resulting in a gain of $2.0 million. During the nine months ended September 30, 2019, we sold securities available-for-sale of $1.16 billion, which included $132.2 million of non-agency commercial mortgage-backed securities sold for a gain of $9 thousand and $385.8 million in agency mortgage-backed securities sold for a loss of $5.0 million. During the nine months ended September 30, 2019, $731 thousand of OTTI was recognized on certain MBS securities that were ultimately liquidated in the fourth quarter of 2019. Additionally, during the nine months ended September 30, 2019, we reduced our collateralized loan obligations exposure by selling $644.5 million of these investments for a net gain of $143 thousand.
Net (loss) gain on sale of loans, which includes premium recapture of previously sold loans, was $245 thousand for the nine months ended September 30, 2020, compared to a gain of $8.6 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we sold $17.6 million in single-family residential mortgage loans held for sale, resulting in a gain of $297 thousand. During the nine months ended September 30, 2019, we sold jumbo SFR mortgage loans of $374.8 million resulting in a gain of $1.6 million and $751.6 million of multifamily residential loans resulting in a gain of $7.3 million.
Other income was $4.9 million for the nine months ended September 30, 2020, compared to a loss of $2.5 million for the nine months ended September 30, 2019. The $7.4 million increase was primarily attributable to the nine months ended September 30, 2019 including a $9.0 million realized loss on interest rate swaps related to the Freddie Mac multifamily securitization which was completed during the third quarter of 2019. We realized a gross gain on fair value of the associated loans sold into the securitization of $8.9 million, which is included in net gain on sale of loans. Excluding the $9.0 million realized loss on interest rate swaps, noninterest income decreased $1.6 million due to a $0.5 million decrease in the earn-out income related to the sale of our mortgage banking division which concluded during the second quarter of 2020, a $0.5 million decrease in sublease income and a $0.6 million decrease in other miscellaneous income.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
Salaries and employee benefits	$23,277	$24,260	$25,934	$70,973	$81,879
Naming rights termination	—	26,769	—	26,769	—
Occupancy and equipment	7,457	7,090	7,767	21,790	23,408
Professional fees	5,147	4,596	1,463	15,707	9,601
Data processing	1,657	1,536	1,568	4,966	4,736
Advertising	219	1,157	2,090	3,132	6,195
Regulatory assessments	784	725	1,239	1,993	5,857
Reversal of provision for loan repurchases	(91)	(34)	(123)	(725)	(300)
Amortization of intangible assets	353	430	500	1,212	1,741
Restructuring expense	—	—	—	—	2,637
All other expense	3,021	6,408	3,742	13,958	12,580
Noninterest expense before loss on investments in alternative energy partnerships	41,824	72,937	44,180	159,775	148,334
(Gain) loss on investments in alternative energy partnerships	(1,430)	(167)	(940)	308	655
Total noninterest expense	$40,394	$72,770	$43,240	$160,083	$148,989

Three Months Ended September 30, 2020 Compared to Three Months Ended June 30, 2020
Noninterest expense was $40.4 million for the three months ended September 30, 2020, a decrease of $32.4 million, or 44.5%, from $72.8 million for the three months ended June 30, 2020. The decrease was mainly due to the previous quarter including a $26.8 million one-time charge related to the termination of our LAFC naming rights agreements and a $2.5 million debt extinguishment fee, included in all other expenses, associated with the early repayment of certain FHLB term advances. There were no similar charges during the third quarter. When these previous quarter charges are excluded, noninterest expense decreased $3.1 million, due to (i) lower salaries and benefits expense of $1.0 million due mostly to lower headcount and incentive accruals, (ii) higher net gains on investments in alternative energy partnerships of $1.3 million due to lower loss sharing allocations, (iii) lower advertising costs of $938 thousand due to the termination of the LAFC agreement and overall reductions in associated events and media spending, and (iv) lower all other expense of $872 thousand. These decreases were partially offset by higher professional fees of $551 thousand.
Professional fees were $5.1 million for the three months ended September 30, 2020, an increase of $551 thousand, or 12.0%, from $4.6 million for the three months ended June 30, 2020. The increase included $297 thousand in higher indemnified legal costs and recoveries as the current quarter included $1.2 million of such legal costs compared to $875 thousand for the prior quarter. When these indemnified legal costs and recoveries are excluded, professional fees would have increased $254 thousand from the prior quarter due to higher other legal costs and other professional service fees.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Noninterest expense was $40.4 million for the three months ended September 30, 2020, a decrease of $2.8 million, or 6.6%, from $43.2 million for the three months ended September 30, 2019. The decrease was mainly due to lower salaries and employee benefits of $2.7 million, lower advertising costs of $1.9 million, lower regulatory assessments of $0.5 million and lower other expenses of $721 thousand, partially offset by higher professional fees of $3.7 million.
Salaries and employee benefits expense was $23.3 million for the three months ended September 30, 2020, a decrease of $2.7 million, or 10.2%, from $25.9 million for the three months ended September 30, 2019. The decrease was primarily due to overall reductions in headcount between periods and resulting decreases in salaries, benefits and incentives.
Professional fees were $5.1 million for the three months ended September 30, 2020, an increase of $3.7 million, or 251.8%, from $1.5 million for the three months ended September 30, 2019. The increase was mainly due the 2019 period including net recoveries of legal fees of $2.6 million related to securities litigation, indemnification and investigation and other legal expenses compared to legal fees of $1.2 million during the 2020 period. Additionally, there were decreases in other legal fees of $0.4 million, offset by a $0.2 million increase in other professional fees.
Advertising costs were $219 thousand for the three months ended September 30, 2020, a decrease of $1.9 million, or 89.5%, from $2.1 million for the three months ended September 30, 2019. The decrease was mainly due to the termination of the LAFC Agreement and resulting reductions in overall events and media spending.
Regulatory assessments were $784 thousand for the three months ended September 30, 2020, a decrease of $455 thousand, or 36.7%, from $1.2 million for the three months ended September 30, 2019. The decrease was mainly due to a reduction in our FDIC assessment rate given the decrease in our asset size.
All other expense was $3.0 million for the three months ended September 30, 2020, a decrease of $721 thousand, or 19.3%, from $3.7 million for the three months ended September 30, 2019. All other expense during the same 2019 period included a $151 thousand impairment of capitalized software projects. There were no similar impairment charges during the three months ended September 30, 2020. Additionally, we had decreases in various other expense categories, including travel, supplies and other miscellaneous expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Noninterest expense was $160.1 million for the nine months ended September 30, 2020, an increase of $11.1 million, or 7.4%, from $149.0 million for the nine months ended September 30, 2019. The increase was mainly due to: (i) the $26.8 million LAFC naming rights termination, (ii) a $2.5 million debt extinguishment fee, included in all other expenses, associated with the early repayment of certain FHLB term advances, and (iii) a $6.1 million increase in professional fees due to overall reductions in recoveries of $18.4 million related to indemnified legal fees for resolved legal proceedings and various other litigation. These increases were offset by: (i) a $10.9 million decrease in salaries and employee benefits, (ii) a $1.6 million decrease in occupancy and equipment, (iii) a $3.1 million decrease in advertising expenses, (iv) a $3.9 million decrease in regulatory assessments, (v) a $2.6 million decrease in restructuring expense, and, to a lesser extent, (vi) decreases among several other noninterest expense categories.
Salaries and employee benefits expense was $71.0 million for the nine months ended September 30, 2020, a decrease of $10.9 million, or 13.3%, from $81.9 million for the nine months ended September 30, 2019. The decrease was mainly due to decreases in number of employees, commissions, and temporary staff expenses, including overall reductions in headcount between periods as a result of exiting the third-party mortgage origination (“TPMO”) and brokered single family lending businesses during the first quarter of 2019.
Occupancy and equipment was $21.8 million for the three months ended September 30, 2020, a decrease of $1.6 million or 6.9% from $23.4 million for the nine months ended September 30, 2019. The decrease was primarily due to overall reductions in costs between periods as a result of exiting the TPMO and brokered single family lending businesses during the first quarter of 2019.
Professional fees were $15.7 million for the nine months ended September 30, 2020, an increase of $6.1 million, or 63.6%, from $9.6 million for the nine months ended September 30, 2019. The increase in fees was primarily the result of $9.7 million in higher legal fees due to the timing of insurance recoveries related to securities litigation, indemnification and investigation and an increase in other legal expenses of $1.7 million, offset by lower other professional fees of $3.9 million.
Advertising costs were $3.1 million for the nine months ended September 30, 2020, a decrease of $3.1 million, or 49.4%, from $6.2 million for the nine months ended September 30, 2019. The decrease was mainly due to reductions in overall events and media spending, and lower advertising costs related to the now-terminated LAFC naming rights commitment. Advertising costs for the nine months ended September 30, 2020 included $2.6 million related to the now-terminated LAFC naming rights agreement compared to $5.0 million during the nine months ended September 30, 2019.
Regulatory assessments were $2.0 million for the nine months ended September 30, 2020, a decrease of $3.9 million, or 66.0%, from $5.9 million for the nine months ended September 30, 2019. The decrease was mainly due to a reduction in our FDIC assessment rate given the decrease in our asset size and an FDIC small bank assessment credit.
Restructuring expense was zero for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, restructuring expense was $2.6 million and consisted of severance and retention costs associated with our exit from the TPMO and brokered single family lending businesses and CEO transition during the first quarter of 2019.
All other expenses were $14.0 million for the nine months ended September 30, 2020, an increase of $1.4 million, or 11.0%, from $12.6 million for the nine months ended September 30, 2019. The increase was mainly due to the aforementioned $2.5 million debt extinguishment fee associated with the early repayment of $100 million in FHLB term advances, combined with an

$850 thousand charge to settle and conclude a legacy loan sale claim from an acquired bank; All other expense decreased due to lower impairment charges of capitalized software which totaled $157 thousand during the nine months ended September 30, 2020 compared to $986 thousand for the comparable 2019 period. In addition, there were overall expense reductions during the nine months ended September 30, 2020 from our efforts to manage expenses on supplies, business travel, directors' fees, and other administrative expenditures.

Income Tax (Benefit) Expense
For the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, income tax (benefit) expense was $2.4 million, $(5.3) million, and $(5.6) million, resulting in an effective tax rate of 12.9%, 22.3% and 28.4%. Our 12.9% effective tax rate for the three months ended September 30, 2020 differs from the 21% federal statutory rate was due to the impact of state taxes as well as various permanent tax differences.
For the nine months ended September 30, 2020 and 2019, the income tax benefit was $5.1 million and the income tax expense was $1.4 million, resulting in an effective tax rate of 35.9% and 12.9%, respectively.
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and nine months ended September 30, 2019, we utilized the discrete effective tax rate method for recording income taxes. We believe the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method as minor changes in the Company's estimated ordinary income for the entire year would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pretax accounting income (loss). Based on our actual and projected level of earnings and permanent tax differences for 2020, our estimated effective tax rate for the full year was refined this quarter to a negative tax rate ranging from approximately 10% to 15%. As a result of the change, we expect our fourth quarter effective tax rate to be approximately 25%.
For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
At September 30, 2020, all of our investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$17,853	$17,807	$(46)	$—	$—	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,862	107,431	7,569	37,613	36,456	(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	216,250	218,396	2,146	91,543	91,299	(244)
Municipal securities	64,373	69,233	4,860	52,997	52,689	(308)
Non-agency residential mortgage-backed securities	159	163	4	191	196	5
Collateralized loan obligations	703,605	685,931	(17,674)	733,605	718,361	(15,244)
Corporate debt securities	141,968	146,906	4,938	13,500	13,579	79
Total securities available-for-sale	$1,244,070	$1,245,867	$1,797	$929,449	$912,580	$(16,869)

Securities available-for-sale were $1.25 billion at September 30, 2020, an increase of $333.3 million, or 36.5%, from $912.6 million at December 31, 2019. The increase was mainly due to purchases of $371.1 million, including $193.2 million in U.S. government agency securities, $17.9 million in SBA loan pool securities, $11.4 million in municipal securities and $148.6 million in corporate debt securities, and higher net unrealized gains of $18.6 million, offset by principal reductions of $5.1 million, a $30.0 million pay-off of one CLO holding and $20.7 million in sales.
CLOs totaled $685.9 million and $718.4 million at September 30, 2020 and December 31, 2019. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA-rated to equity-grade tranches. At September 30, 2020, all of our CLO holdings were AAA and AA rated. We also perform pre-purchase due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors. We only acquire CLOs that we believe are Volcker Rule compliant.
We did not record credit impairment for any investment securities for the three and nine months ended September 30, 2020 or 2019. We monitor our securities portfolio to ensure it has adequate credit support. As of September 30, 2020, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at September 30, 2020, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of September 30, 2020, all of our investment securities in an unrealized loss position received an investment grade credit rating. Credit spreads for CLOs widened during the first quarter of 2020 and have since narrowed through the third quarter. The overall net decline in fair value during 2020 was attributable to a combination of changes in interest rates and general volatility in the credit market conditions.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and yield information of the investment securities portfolio as of September 30, 2020:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$17,807	1.79%	$—	—%	$—	—%	$—	—%	$17,807	1.79%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	30,575	2.20%	76,856	2.35%	107,431	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	117,175	0.71%	11,499	2.01%	44,743	1.38%	44,979	0.39%	218,396	0.85%
Municipal securities	—	—%	—	—%	9,526	2.60%	59,707	2.62%	69,233	2.62%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	163	6.35%	163	6.35%
Collateralized loan obligations	685,931	1.91%	—	—%	—	—%	—	—%	685,931	1.91%
Corporate debt securities	—	—%	129,960	5.01%	16,946	5.73%	—	—%	146,906	5.08%
Total securities available-for-sale	$820,913	1.74%	$141,459	4.77%	$101,790	2.41%	$181,705	1.93%	$1,245,867	2.16%

Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $1.8 million and $22.6 million at September 30, 2020 and December 31, 2019 and consisted mainly of repurchased conforming SFR mortgage loans that were previously sold and repurchased GNMA loans that were previously sold and became delinquent more than 90 days. The $20.8 million, or 91.8%, decrease was mainly due to sales and payoffs of $18.6 million and a decrease in fair value of $1.5 million.

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,586,824	$1,691,270	$(104,446)	(6.2)%
Commercial real estate	826,683	818,817	7,866	1.0%
Multifamily	1,476,803	1,494,528	(17,725)	(1.2)%
SBA(1)	320,573	70,981	249,592	351.6%
Construction	197,629	231,350	(33,721)	(14.6)%
Consumer:
Single family residential mortgage	1,234,479	1,590,774	(356,295)	(22.4)%
Other consumer	35,011	54,165	(19,154)	(35.4)%
Total loans(2)	5,678,002	5,951,885	(273,883)	(4.6)%
Allowance for loan losses	(90,927)	(57,649)	(33,278)	57.7%
Total loans receivable, net	$5,587,075	$5,894,236	$(307,161)	(5.2)%
(1)Includes PPP loans totaling $255.8 million, which included $4.1 million of net unamortized loan fees at September 30, 2020. There were no PPP loans outstanding at December 31, 2019.
(2)Total loans include net deferred loan origination costs/(fees) and premiums/(discounts) of $6.2 million and $14.3 million at September 30, 2020 and December 31, 2019.

Gross loans decreased $273.9 million to $5.68 billion during the year, due mostly to lower single family residential mortgage loans of $356.3 million, lower commercial and industrial (“C&I”) loans of $104.4 million, lower multifamily loans of $17.7 million, and lower construction loans of $33.7 million. The decline in single family residential mortgage loans was attributed to payoffs as the loans refinance away in the lower rate environment and we no longer originate this loan type. The decline in C&I loans was primarily in response to strategically reducing certain credit facilities in response to the changed economic landscape and corresponding lower outstanding balances. The decline in multifamily and construction loans is attributed to general fluctuations in volume and certain payoffs. These decreases were partially offset by a $249.6 million increase in SBA loans attributable to the funding of loans under the SBA's PPP. At September 30, 2020, SBA loans included $255.8 million of PPP loans, net of fees. Our focus on processing PPP loans, in addition to the impact of the COVID-19, pandemic tempered other loan production; additionally, we did not experience any significant increase in credit line usage.
We continue to remix our real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. Single family residential mortgage and multifamily loans comprised 47.7% of the total held-for-investment loan portfolio as compared to 52.3% one year ago. Commercial real estate loans comprised 14.6% of the loan portfolio and commercial and industrial loans constituted 28.0%. As of September 30, 2020, loans secured by residential real estate (single family, multifamily, single family construction, and warehouse credit facilities) represent approximately 67% of our total loans outstanding.

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The following table summarizes the balances of the C&I portfolio by industry concentration and the percentage of total outstanding C&I loan balances:

	September 30, 2020
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and insurance (includes Warehouse lending)	$932,887	59%
Real estate and rental leasing	204,182	13%
Gas stations	70,630	4%
Manufacturing	50,747	3%
Healthcare	67,789	4%
Wholesale trade	40,232	3%
Other retail trade	37,157	2%
Television/motion pictures	31,310	2%
Food services	29,835	2%
Professional services	13,878	1%
Transportation	5,480	—%
Accommodations	1,473	—%
All other	101,224	6%
Total	$1,586,824	100%

Non-Traditional Mortgage Portfolio ("NTM")
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2020 and December 31, 2019, the NTM portfolio totaled $468.5 million, or 8.3% of the total gross loan portfolio, and $600.7 million, or 10.1% of the total gross loan portfolio. The total NTM portfolio decreased by $132.2 million, or 22.0% during the nine months ended September 30, 2020. The decrease was primarily due to principal paydowns and payoffs with no new production as we longer originate NTM loans.
The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (“FICO”) score, loan-to-value ("LTV") ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (“AVMs”) to confirm collateral values.
Green Loans totaled $40.8 million at September 30, 2020, a decrease of $11.5 million, or 21.9% from $52.3 million at December 31, 2019, primarily due to principal paydowns and payoffs. The NTM loans on nonaccrual status included $4.5 million of Green Loans and $16.1 million of interest-only loans at September 30, 2020 compared to $1.5 million of Green Loans and $11.5 million of interest-only loans at December 31, 2019.
The following table presents our Green Loans first lien portfolio at September 30, 2020 by FICO scores that were obtained during the quarter ended September 30, 2020, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2019:

	By FICO Scores Obtained During the Quarter Ended September 30, 2020			By FICO Scores Obtained During the Quarter Ended December 31, 2019			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	11	$5,239	13.4%	13	$3,499	8.9%	(2)	$1,740	49.7%
700-799	32	21,814	55.7%	30	22,156	56.6%	2	(342)	(1.5)%
600-699	9	10,019	25.6%	8	10,422	26.6%	1	(403)	(3.9)%
<600	3	1,580	4.0%	4	2,575	6.6%	(1)	(995)	(38.6)%
No FICO	2	528	1.3%	2	528	1.3%	—	—	—%
Totals	57	$39,180	100.0%	57	$39,180	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing the current unpaid principal balance by the latest estimated property value received per our policy. The table below represents our single family residential NTM first lien portfolio by LTV ratio ranges as of the dates indicated:

($ in thousands)	Green			Interest Only			Negative Amortization			Total
LTV ratio range	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
September 30, 2020
< 61%	48	$31,651	80.8%	193	$281,688	66.2%	8	$2,302	100.0%	249	$315,641	67.6%
61-80%	8	6,903	17.6%	96	131,097	30.8%	—	—	—%	104	138,000	29.6%
81-100%	1	626	1.6%	4	6,862	1.6%	—	—	—%	5	7,488	1.6%
> 100%	—	—	—%	2	5,759	1.4%	—	—	—%	2	5,759	1.2%
Total	57	$39,180	100.0%	295	$425,406	100.0%	8	$2,302	100.0%	360	$466,888	100.0%
December 31, 2019
< 61%	54	$37,804	75.6%	231	$346,899	63.6%	9	$3,027	100.0%	294	$387,730	64.8%
61-80%	12	8,531	17.1%	136	183,664	33.7%	—	—	—%	148	192,195	32.1%
81-100%	3	3,624	7.3%	6	7,081	1.3%	—	—	—%	9	10,705	1.8%
> 100%	—	—	—%	3	7,727	1.4%	—	—	—%	3	7,727	1.3%
Total	69	$49,959	100.0%	376	$545,371	100.0%	9	$3,027	100.0%	454	$598,357	100.0%

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$547	$—	$547	—%
Nonaccrual loans	66,337	43,354	22,983	53.0%
Total nonperforming loans	66,884	43,354	23,530	54.3%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$66,884	$43,354	$23,530	54.3%
Performing restructured loans (1)	$5,408	$6,621	$(1,213)	(18.3)%
Total nonperforming loans to total loans	1.18%	0.73%
Total nonperforming assets to total assets	0.86%	0.55%
ALL to nonperforming loans	135.95%	132.97%
ACL to nonperforming loans	140.74%	142.35%
(1) Excluded from nonperforming loans

Loans are generally placed on nonaccrual status when they become 90 days past due, unless management believes the loan is well secured and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.
Additional interest income of approximately $1.2 million and $2.8 million would have been recorded during the three and nine months ended September 30, 2020, had these loans been paid in accordance with their original terms throughout the periods indicated.
Nonperforming loans totaled $66.9 million as of September 30, 2020, compared to $72.7 million as of June 30, 2020 and $43.4 million as of December 31, 2019. The $5.8 million decrease during the third quarter was primarily due to $10.2 million in cured loans and payoffs, offset by $4.4 million of loans placed on nonaccrual status. As of September 30, 2020, $31.5 million, or 47% of nonperforming loans relates to loans in a current payment status. As of September 30, 2020, the balance included three large loan relationships totaling $34.9 million, or 52% of total nonperforming loans, which consist of one $16.1 million legacy shared national credit, a $9.1 million single-family mortgage residential loan with a loan-to-value ratio of 58%, and a $9.6 million legacy relationship well-secured by commercial real estate and single-family residential properties with an average loan-to-value ratio of 51%. Aside from those three loan relationships, nonperforming single-family residential loans totaled $17.7 million and the remaining nonperforming loans totaled $14.3 million. The $16.1 million legacy shared national credit was resolved subsequent to quarter end at its carrying value. Additionally, subsequent to quarter end, our second largest nonperforming loan, a $9.1 million loan secured by a first trust deed on a single family residence in Malibu, CA, was foreclosed upon by the second trust deed holder, subject to our first lien. We believe that the loan is fully secured and intend to continue foreclosure proceedings. Before the end of the fourth quarter, we expect to resolve this loan with no loss related to the carrying value of our note either through the loan being reinstated prior to completion of the foreclosure, or by a completed foreclosure sale.

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
At September 30, 2020 and December 31, 2019, we had 27 and 25 loans, respectively, with an aggregate balance of $25.4 million and $21.8 million, respectively, classified as TDRs. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the three and nine months ended September 30, 2020 was primarily due to one commercial and industrial relationship totaling $3.7 million.
At September 30, 2020, of the 27 loans classified as TDRs, 12 loans totaling $5.4 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2019, of the 25 loans classified as TDRs, 14 loans totaling $6.6 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
Troubled Debt Restructuring (TDR) Relief: In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking regulatory agencies have provided relief from TDR accounting. The main benefits of TDR relief include 1) a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; 2) a delinquency status benefit, as the aging of loans are frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and 3) a nonaccrual status benefit as the loans are generally not reported as nonaccrual during the modification period. Refer to "Borrower Payment Relief Efforts" above for additional information regarding CARES Act deferrals.

Allowance for Credit Losses (ACL)
Our ACL is comprised of our allowance for loan losses ("ALL") and reserve for unfunded loan commitments. Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. Our ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables ("MEVs") released by our model provider during September 2020. In contrast to the June 2020 forecasts, these September forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates). Despite this, the Company-specific economic view recognizes that the foreseeable future is uncertain with respect to the search for a vaccine and effective treatments for COVID-19; the lack of clarity regarding the timing and amount of a potential government stimulus; the unknown impact of the COVID-19 pandemic on the economy and industry segments; and the unknown benefit from Federal Reserve and other government actions. Accordingly, the ACL level and resulting provision reflect these uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments. In addition, we use adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others. In addition, we evaluate all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The ACL, which includes the reserve for unfunded loan commitments, totaled $94.1 million, or 1.66% of total loans at September 30, 2020 compared to $94.6 million or 1.68% at June 30, 2020 and $61.7 million or 1.04% at December 31, 2019. The $0.4 million decrease in the ACL during the third quarter of 2020 was due to: (i) net charge-offs of $1.6 million and (ii) a negative provision for unfunded loan commitments of $1.0 million, offset by (iii) specific reserves of $1.2 million, and (iv) general reserves of $0.9 million due to the impact of higher loan balances, updated forecasts, and improved credit quality metrics. The ACL coverage of nonperforming loans was 141% at September 30, 2020 compared to 130% at June 30, 2020 and 142% at December 31, 2019.
The reserve for unfunded loan commitments was established to cover the expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
Allowance for credit losses:
Allowance for loan losses (ALL)	$90,927	$57,649
Reserve for unfunded loan commitments	3,206	4,064
Total allowance for credit losses (ACL)	$94,133	$61,713

ALL to total loans	1.60%	0.97%
ACL to total loans	1.66%	1.04%
ACL to total loans, excluding PPP loans	1.74%	1.04%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$90,370	$4,195	$94,565	$59,523	$4,295	$63,818
Loans charged off	(1,821)	—	(1,821)	(35,546)	—	(35,546)
Recoveries of loans previously charged off	248	—	248	410	—	410
Net charge-offs	(1,573)	—	(1,573)	(35,136)	—	(35,136)
Provision for (reversal of) credit losses	2,130	(989)	1,141	38,540	67	38,607
Balance at end of period	$90,927	$3,206	$94,133	$62,927	$4,362	$67,289

	Nine Months Ended September 30,
($ in thousands)	2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814
Impact of adopting ASU 2016-13(1)	7,609	(1,226)	6,383	—	—	—
Loans charged off	(3,897)	—	(3,897)	(39,060)	—	(39,060)
Recoveries of loans previously charged off	1,206	—	1,206	730	—	730
Net charge-offs	(2,691)	—	(2,691)	(38,330)	—	(38,330)
Provision for (reversal of) credit losses	28,360	368	28,728	39,065	(260)	38,805
Balance at end of period	$90,927	$3,206	$94,133	$62,927	$4,362	$67,289

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

The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	September 30, 2020			December 31, 2019
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$26,591	$1,586,824	28.0%	$22,353	$1,691,270	28.4%
Commercial real estate	19,373	826,683	14.6%	5,941	818,817	13.8%
Multifamily	25,559	1,476,803	26.0%	11,405	1,494,528	25.1%
SBA	3,557	320,573	5.6%	3,120	70,981	1.2%
Construction	6,205	197,629	3.5%	3,906	231,350	3.9%
Consumer:
Single family residential mortgage	8,976	1,234,479	21.7%	10,486	1,590,774	26.7%
Other consumer	666	35,011	0.6%	438	54,165	0.9%
Total	$90,927	$5,678,002	100.0%	$57,649	$5,951,885	100.0%
The following table provides information regarding activity by loan class in the allowance for loan losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
ALL at beginning of period	$90,370	$59,523	$57,649	$62,192
Impact of adopting ASU 2016-13(1)	—	—	7,609	—
Charge-offs:
Commercial and industrial	(1,597)	(34,673)	(2,761)	(36,788)
Multifamily	—	—	—	(6)
SBA	(224)	(738)	(580)	(1,086)
Single family residential mortgage	—	(135)	(552)	(1,086)
Other consumer	—	—	(4)	(94)
Total charge-offs	(1,821)	(35,546)	(3,897)	(39,060)
Recoveries:
Commercial and industrial	116	59	265	103
SBA	132	50	253	151
Lease financing	—	3	—	9
Single family residential mortgage	—	—	639	150
Other consumer	—	298	49	317
Total recoveries	248	410	1,206	730
Net charge-offs	(1,573)	(35,136)	(2,691)	(38,330)
Provision for credit losses - loans	2,130	38,540	28,360	39,065
ALL at end of period	$90,927	$62,927	$90,927	$62,927
Average total loans held-for-investment	$5,514,032	$6,482,566	$5,652,897	$7,183,739
Total loans held-for-investment at end of period	$5,678,002	$6,383,259	$5,678,002	$6,383,259
Ratios:
Annualized net charge-offs to average total loans held-for-investment	0.11%	2.17%	0.06%	0.71%
ALL to total loans held-for-investment	1.60%	0.99%	1.60%	0.99%
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
The following table presents the activity related to our investment in alternative energy partnerships for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Balance at beginning of period	$26,967	$26,633	$29,300	$28,988
New funding	—	—	3,631	235
Change in unfunded commitments	—	—	(3,225)	—
Cash distribution from investments	(611)	(534)	(1,612)	(1,529)
Gain (loss) on investments using HLBV method	1,430	940	(308)	(655)
Balance at end of period	$27,786	$27,039	$27,786	$27,039
Unfunded equity commitments at end of period	$—	$3,796	$—	$3,796

Our returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. The balance of these investments was $27.8 million and $29.3 million at September 30, 2020 and December 31, 2019.
During the three and nine months ended September 30, 2020, we funded zero and $3.6 million for our alternative energy partnerships and did not receive any return of capital from our alternative energy partnerships. During each of the three and nine months ended September 30, 2019, we did not receive any return of capital and funded zero and $235 thousand into these partnerships.
During the three months ended September 30, 2020 and 2019, we recognized a gain on investment of $1.4 million and $940 thousand through its HLBV application. During the nine months ended September 30, 2020 and 2019, we recognized a loss on investment of $308 thousand and $655 thousand through our application of the HLBV method of accounting. The HLBV losses for the nine months ended September 30, 2020 were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions. From an income tax benefit perspective, we recognized no investment tax credits during these periods; however, we recorded income tax benefit (expense) related to these investments of $185 thousand and $(111) thousand for the three and nine months ended September 30, 2020 and $254 thousand and $(177) thousand for the three and nine months ended September 30, 2019.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2020		December 31, 2019
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$1,450,744	24.1%	$1,088,516	20.1%	$362,228
Interest-bearing demand deposits	2,045,115	33.9%	1,533,882	28.3%	511,233
Money market accounts	689,769	11.4%	715,479	13.2%	(25,710)
Savings accounts	946,293	15.7%	885,246	16.3%	61,047
Certificates of deposit of $250,000 or less	426,677	7.1%	582,772	10.7%	(156,095)
Certificates of deposit of more than $250,000	473,668	7.8%	621,272	11.4%	(147,604)
Total deposits	$6,032,266	100.0%	$5,427,167	100.0%	$605,099

Total deposits were $6.03 billion at September 30, 2020, an increase of $605.1 million, or 11.1%, from $5.43 billion at December 31, 2019. We continue to focus on growing relationship-based deposits, strategically supplemented by wholesale funding, as we proactively drive our funding costs down. Noninterest-bearing deposits totaled $1.45 billion and represented 24.1% of total deposits at September 30, 2020 compared to $1.09 billion and 20.1% at December 31, 2019.
During the nine months ended September 30, 2020, demand deposits increased by $873.5 million, consisting of increases of $362.2 million in noninterest-bearing deposits and $511.2 million in interest-bearing demand deposits. In addition, savings accounts increased $61.0 million, offset by a decrease of $25.7 million in money market accounts and $303.7 million in time deposits.
Brokered deposits were $89.8 million at September 30, 2020, an increase of $79.8 million from $10.0 million at December 31, 2019. The increase between periods related to brokered time deposits as we took advantage of attractive pricing in that market to reduce some of our remaining higher-cost interest bearing deposits.
The following table presents the scheduled maturities of certificates of deposit as of September 30, 2020:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$179,027	$117,439	$92,054	$38,157	$426,677
Certificates of deposit of more than $250,000	348,435	50,241	32,261	42,731	473,668
Total certificates of deposit	$527,462	$167,680	$124,315	$80,888	$900,345

Borrowings
We utilized Federal Home Loan Bank (“FHLB”) advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintained additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
Advances from the FHLB decreased $635.5 million, or 53.2%, to $559.5 million, net of unamortized debt issuance costs of $6.5 million, as of September 30, 2020, primarily due to repayment of $505.0 million in short-term and overnight advances with the FHLB and $124.0 million in maturities and early repayments of long-term advances. In June 2020, we repaid a $100.0 million FHLB long-term advance with a weighted average interest rate of 2.07% and incurred a $2.5 million extinguishment fee. Additionally, in June 2020 we refinanced $111.0 million of FHLB term advances to take advantage of the rapid decline in market interest rates.
At September 30, 2020, FHLB advances included no overnight borrowings, $105.0 million maturing within three months, and $461.0 million maturing beyond three months with a weighted average life of 4.7 years and weighted average interest rate of 2.51%.
We did not utilize repurchase agreements at September 30, 2020 or December 31, 2019.

For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

	September 30, 2020		December 31, 2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,377)	$175,000	$(1,579)
Total	$175,000	$(1,377)	$175,000	$(1,579)

We were in compliance with all covenants under our 5.25% senior notes due April 15, 2025 at September 30, 2020.
On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of 4.375% Fixed-to-Floating Rate Subordinated Notes due 2030, at a public offering price equal to 100% of the aggregate principal amount of the Notes.
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
As a result of current economic conditions, including government stimulus in response to the pandemic, we have participated in the elevated levels of liquidity in the marketplace. A portion of the additional liquidity is viewed as short-term as it is expected to be used by clients in the near term and, accordingly, we have maintained higher levels of liquid assets. We have not observed a change in the level of clients' credit line usage and as the Bank's PPP loans are expected to be forgiven over the next 9 to 12 months, we expect additional liquidity that will likely be used to lower wholesale funding as it matures.
Banc of California, N.A.
During the second quarter of 2020, we expanded our existing secured borrowing capacity with the Federal Reserve by participating in its Borrower-in-Custody (“BIC”) program. As a result, our borrowing capacity with the Federal Reserve increased to $427.7 million at September 30, 2020. Prior to participating in the BIC program, the Bank had only pledged certain securities as collateral for access to the discount window. At September 30, 2020, the Bank has pledged certain qualifying loans with an unpaid principal balance of $879.9 million and securities with a carrying value of $23.5 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and nine months ended September 30, 2020 and 2019.

The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans and investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances from pre-established secured lines of credit as a secondary source of liquidity to provide funds for its lending activities and to enhance its interest rate risk management. The Bank also has additional sources of secondary liquidity through its ability to obtain brokered deposits, use securities sold under repurchase agreements to leverage its capital base, and a pre-established secured line of credit through the Federal Reserve BIC program. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the nine months ended September 30, 2020, the Bank paid $25.0 million of dividends to Banc of California, Inc. At September 30, 2020, Banc of California, Inc. had $53.6 million in cash, all of which was on deposit at the Bank.
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expires in February 2021, however given current macroeconomic conditions and the COVID-19 pandemic, we have suspended common stock repurchases for the immediate future. There were no repurchases of common stock for the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions.
During the three months ended September 30, 2020, we repurchased depositary shares representing shares of our Series D and Series E preferred stock. The aggregate total consideration for each Series D Depositary Share purchased was $2 thousand. The aggregate total consideration for each Series E Depositary Share purchased was $163 thousand. The $7 thousand difference between the consideration paid and the $159 thousand aggregate carrying value of the Series D Preferred Stock and Series E Preferred Stock was reclassified to retained earnings and resulted in a decrease to net income allocated to common stockholders.
During the nine months ended September 30, 2020, we repurchased depositary shares representing shares of our Series D and Series E preferred stock. The aggregate total consideration for the Series D depositary shares purchased was $2.7 million. The aggregate total consideration for the Series E depositary shares purchased was $1.7 million. The $568 thousand difference between the consideration paid and the $4.9 million aggregate carrying value of the Series D Preferred Stock and Series E Preferred Stock was reclassified to retained earnings and resulted in an increase to net income allocated to common stockholders.
On a consolidated basis, we maintained $292.5 million of cash and cash equivalents, which was 3.8% of total assets at September 30, 2020. Our cash and cash equivalents decreased by $81.0 million from $373.5 million, or 4.8% of total assets, at December 31, 2019. The decrease was mainly due to the increase in deposits and runoff of our legacy single family residential mortgage portfolio, offset by reductions in FHLB advances.

At September 30, 2020, we had available unused secured borrowing capacities of $890.0 million from the FHLB and $427.7 million from the Federal Reserve, as well as $185.0 million from unsecured federal funds lines of credit. We also maintained repurchase agreements of which none were outstanding at September 30, 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. We also had unpledged securities available-for-sale of $1.20 billion at September 30, 2020.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of September 30, 2020. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations. For a discussion of the related risk factors, please refer to Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of September 30, 2020:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$69,455	$27,221	$29,089	$10,522	$2,623
Unused lines of credit	1,335,838	1,159,142	68,682	62,167	45,847
Standby letters of credit	9,359	8,992	147	220	—
Total commitments	$1,414,652	$1,195,355	$97,918	$72,909	$48,470
FHLB advances	$566,000	$155,000	$—	$291,000	$120,000
Long-term debt	175,000	—	—	175,000	—
Operating and capital lease obligations	22,476	5,944	6,656	3,964	5,912
Certificate of deposits	900,345	819,457	77,033	3,855	—
Total contractual obligations	$1,663,821	$980,401	$83,689	$473,819	$125,912

At September 30, 2020, we had unfunded commitments of $18.9 million, $5.6 million, and $10.5 million for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively. On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of 4.375% Fixed-to-Floating Rate Subordinated Notes due 2030, at a public offering price equal to 100% of the aggregate principal amount of the Notes.

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

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Banc of California, Inc.
Total risk-based capital	$894,002	16.19%	$441,650	8.00%	N/A	N/A
Tier 1 risk-based capital	824,724	14.94%	331,237	6.00%	N/A	N/A
Common equity tier 1 capital	639,846	11.59%	248,428	4.50%	N/A	N/A
Tier 1 leverage	824,724	10.79%	305,662	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,001,050	18.14%	$441,388	8.00%	$551,735	10.00%
Tier 1 risk-based capital	931,932	16.89%	331,041	6.00%	441,388	8.00%
Common equity tier 1 capital	931,932	16.89%	248,281	4.50%	358,628	6.50%
Tier 1 leverage	931,932	12.21%	305,304	4.00%	381,630	5.00%
December 31, 2019
Banc of California, Inc.
Total risk-based capital	$921,892	15.90%	$463,950	8.00%	N/A	N/A
Tier 1 risk-based capital	860,179	14.83%	347,963	6.00%	N/A	N/A
Common equity tier 1 capital	670,355	11.56%	260,972	4.50%	N/A	N/A
Tier 1 leverage	860,179	10.89%	315,825	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,007,762	17.46%	$461,843	8.00%	$577,304	10.00%
Tier 1 risk-based capital	946,049	16.39%	346,382	6.00%	461,843	8.00%
Common equity tier 1 capital	946,049	16.39%	259,787	4.50%	375,247	6.50%
Tier 1 leverage	946,049	12.02%	314,707	4.00%	393,383	5.00%

On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of 4.375% Fixed-to-Floating Rate Subordinated Notes due 2030, at a public offering price equal to 100% of the aggregate principal amount of the Notes which qualifies as Tier II capital.
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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described below, any near term dividend by the Bank will require OCC approval. During the three and nine months ended September 30, 2020, the Bank received approval from the OCC and paid $25.0 million in dividends to Banc of California, Inc.
During the three and nine months ended September 30, 2020, we declared and paid dividends on our common stock of $0.06 and $0.18 per share in addition to dividends on our preferred stock. Last year, in April 2019, our Board of Directors approved a plan to reduce the quarterly dividend from $0.13 to $0.06 per common share.

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
We maintain both a management asset/liability committee (“Management ALCO”), comprised of select members of senior management, and a joint asset/liability committee of the Boards of Directors of the Company and the Bank (“Board ALCO”, together with Management ALCO, “ALCOs”). In order to manage the risk of potential adverse effects of material and prolonged or volatile changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while management monitors adherence to those guidelines with oversight by the ALCOs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet no less than quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis.
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
At September 30, 2020, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Bank’s economic value of equity at September 30, 2020 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
September 30, 2020
+200 bps	$1,429,698	$182,948	14.7%	$235,725	$12,650	5.7%
+100 bps	1,350,643	103,893	8.3%	228,486	5,411	2.4%
0 bps	1,246,750			223,075
-100 bps	1,142,019	(104,731)	(8.4)%	220,297	(2,778)	(1.2)%
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of September 30, 2020 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On April 2, 2019, the first of three shareholder derivative actions, Gordon v. Benett, No. 8:19-cv-621, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Gordon action asserts claims for breach of fiduciary duty against Halle J. Benett, Jonah Schnel, Jeffrey Karish, Robert Sznewajs, Eric Holoman, Chad Brownstein, Steven Sugarman, Richard Lashley, Douglas Bowers and John Grosvenor. On June 10, 2019, a second shareholder derivative action, Johnston v. Sznewajs, No. 8:19-cv-01152, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Johnston action asserts claims for breach of fiduciary duty and unjust enrichment against Robert Sznewajs, Jonah Schnel, Halle Benett, Richard Lashley, Steven Sugarman, John Grosvenor, Chad Brownstein, Jeffrey Karish and Eric Holoman. On June 18, 2019, a third shareholder derivative action, Witmer v. Sugarman, No. 19STCV21088, was filed against current and former officers and directors of Banc of California, Inc. in Los Angeles County Superior Court. The Witmer action asserts claims for breach of fiduciary duty, unjust enrichment and corporate waste against Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Chad Brownstein, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schnel, Eric Holoman and Jeffrey Seabold. On June 24, 2019, the Witmer Action was removed to the United States District Court for the Central District of California and assigned docket number 2:19-cv-5488. On September 23, 2019, the Court, ordered that the Gordon, Johnston, and Witmer actions are consolidated for all purposes, including pre-trial proceedings and trial. On November 22, 2019, plaintiffs filed a consolidated complaint. The Company’s motion to dismiss is currently due on November 25, 2020.
In general, the consolidated complaint alleges that our board wrongfully refused demands that the plaintiffs made to our board of directors that we should initiate litigation against the various current and former officers and directors based on their alleged role in the purported concealment of the Company's alleged relationship with Jason Galanis and various statements made by the Company alleged to be false and misleading. The plaintiffs seek an unspecified amount of damages to be paid by the named defendants to the Company, adoption of corporate governance reforms, and equitable and injunctive relief. We do not believe that the demands made by these shareholder derivative plaintiffs were wrongfully refused, and we intend to vigorously contest these actions on that basis.

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From July 1, 2020 to July 31, 2020	349	$10.83	—	$33,000
From August 1, 2020 to August 31, 2020	1,379	$11.24	—	$33,000
From September 1, 2020 to September 30, 2020	1,165	$11.47	—	$33,000
Total	2,893	$11.28	—

Preferred Stock (Depositary Shares):
From July 1, 2020 to July 31, 2020	6,602	$25.00	—	—
From August 1, 2020 to August 31, 2020	—	$—	—	—
From September 1, 2020 to September 30, 2020	—	$—	—	—
Total	6,602	$25.00	—	—

During the three months ended September 30, 2020, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans. There were no purchases of shares of common stock during the three months ended September 30, 2020 related to the Company's previously announced stock repurchase program discussed below.
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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
On November 4, 2020, the Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “CNG Committee”) of the Company adopted the Banc of California, Inc. Executive Change in Control Severance Plan (the “Severance Plan”). The purpose of the Severance Plan is to retain officers and employees of the Company and its subsidiaries by providing appropriate severance benefits and to ensure their continued dedication to their duties, including in the event of a Change in Control (as such term is defined in the Severance Plan).
The participants under the Severance Plan (each, a “Participant”) include those initial Participants as specified in the Severance Plan and other officers and employees to be designated as Participants from time to time by CNG Committee in its sole discretion. The initial Participants in the Severance Plan include Ido Dotan (Executive Vice President, General Counsel and Corporate Secretary), Michael A. Smith (Chief Accounting Officer) and Lynn A. Sullivan (Executive Vice President and Chief Risk Officer). Jared M. Wolff (President and Chief Executive Officer) and Lynn M. Hopkins (Executive Vice President and Chief Financial Officer), who are parties to employment agreements with the Company that provide for severance benefits, are not Participants in the Severance Plan.

Under the Severance Plan, the Company will provide a Participant with the payments and benefits set forth in the Severance Plan in the event of a qualifying termination during the period of twelve months following a Change in Control. Such qualifying termination generally includes a termination of a Participant’s employment by the Company other than for Cause (as such term is defined in the Severance Plan) or by the Participant for Good Reason (as such term is defined in the Severance Plan).
The payments and benefits under the Severance Plan include (i) a lump sum cash payment equal to the product of (y) a specified multiple (“Severance Multiple”) and (z) the sum of the Participant’s annual rate of base salary as in effect on the Participant’s date of termination or on the date of the Change in Control, whichever is greater, and the Participant’s target annual cash incentive bonus awarded to such Participant under the annual incentive plan by the Company or its affiliates for the fiscal year in which the date of termination occurs regardless of actual performance, which will generally be paid within 60 days following the date of termination; and (ii) in equal monthly installments for a period following the date of termination (the “COBRA Coverage Period”), an amount equal to the monthly COBRA premium less an amount equal to the portion of the monthly health-care premium the Participant was paying prior to the date of termination. However, such welfare benefits will cease prior to the expiration of the COBRA Coverage Period in the event the Participant becomes employed with another employer and becomes eligible to receive welfare benefits from such employer. The Severance Multiple and COBRA Coverage Period applicable to each of the initial Participants is set forth in the Severance Plan. With respect to other Participants, the Severance Multiple and COBRA Coverage Period will be determined by the CNG Committee on an individual basis.
A Participant’s right to receive the severance payments and benefits described above is subject to such Participant’s delivery and non-revocation of a general release and waiver in favor of the Company and the Participant’s continued compliance with any applicable restrictive covenants set forth in the Severance Plan. In addition, in the event that any payment under the Severance Plan, together with any other amounts paid to a Participant by us, would subject such Participant to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the amount that is one dollar less than the amount that would subject the Participant to the excise tax, but only if such reduction would result in the Participant receiving a higher net after-tax amount.
The foregoing description of the Severance Plan is qualified in its entirety by reference to the complete copy of the Severance Plan filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6 - EXHIBITS

3.1	Second Articles of Restatement of the charter of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.)
3.2	Fifth Amended and Restated Bylaws of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.)
10.1	Banc of California, Inc. Executive Change in Control Severance Plan
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 6, 2020	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2020	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)