Form 10-K
period 2020-12-31
BANC OF CALIFORNIA, INC.
filed 2021-02-26
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 30, 2020, was $483.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of February 23, 2021, the registrant had outstanding 50,136,630 shares of voting common stock and 477,321 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2021.

BANC OF CALIFORNIA, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2020

Forward-Looking Statements
When used in this report and in documents filed with or furnished to the Securities and Exchange Commission (the “SEC”), in press releases or other public stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements. These statements may relate to future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items of Banc of California, Inc. and its affiliates (“BANC,” the “Company”, “we”, “us” or “our”), as well as the continuing effects of the COVID-19 pandemic on the Company’s business, operations, financial performance and prospects. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
i.the effect of the COVID-19 pandemic and steps taken by governmental and other authorities to contain, mitigate, and combat the pandemic on our business, operations, financial performance and prospects;
ii.the costs and effects of litigation generally, including legal fees and other expenses, settlements and judgments;
iii.the risk that we will not be successful in the implementation of our capital utilization strategy, new lines of business, new products and services, or other strategic project initiatives;
iv.risks that the Company’s merger and acquisition transactions may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies, and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;
v.the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to, the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and nonperforming assets in our loan portfolio, and may result in our allowance for credit losses not being adequate and require us to materially increase our credit loss reserves;
vi.the quality and composition of our securities portfolio;
vii.changes in general economic conditions, either nationally or in our market areas, or changes in financial markets;
viii.continuation of, or changes in, the short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin, and funding sources;
ix.fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
x.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;
xi.results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, restrict our ability to invest in certain assets, increase our allowance for credit losses, write-down asset values, increase our capital levels, affect our ability to borrow funds or maintain or increase deposits, or impose fines, penalties or sanctions, any of which could adversely affect our liquidity and earnings;
xii.legislative or regulatory changes that adversely affect our business, including, without limitation, changes in tax laws and policies, changes in privacy laws, and changes in regulatory capital or other rules, and the availability of resources to address or respond to such changes;
xiii.our ability to control operating costs and expenses;
xiv.staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
xv.the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;
xvi.errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;
xvii.failures or security breaches with respect to the network and computer systems on which we depend, including but not limited to, due to cybersecurity threats;
xviii.our ability to attract and retain key members of our senior management team;
xix.increased competitive pressures among financial services companies;
xx.changes in consumer spending, borrowing and saving habits;
xxi.the effects of severe weather, natural disasters, pandemics, acts of war or terrorism, and other external events on our business;
xxii.the ability of key third-party providers to perform their obligations to us;
xxiii.changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting standards;
xxiv.continuing impact of the Financial Accounting Standards Board’s credit loss accounting standard, referred to as Current Expected Credit Loss, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses;
xxv.share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common shares and attempting to generate negative publicity about us;
xxvi.our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or our bank subsidiary, or repurchases of our common or preferred stock; and
xxvii.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

ACL	Allowance for credit losses	FRB	Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Committee	GAAP	Generally Accepted Accounting Principles
ALL	Allowance for loan losses	GLBA	Gramm-Leach-Bliley Act
AOCI	Accumulated Other Comprehensive Income	GNMA	Government National Mortgage Association
ARM	Adjustable Rate Mortgage	GSE	Government Sponsored Entity
ASC	Accounting Standards Codification	HELOC	Home Equity Lines of Credit
ASU	Accounting Standards Update	HLBV	Hypothetical Liquidation at Book Value
ATO	Account Take-Overs	HUD	Housing and Urban Development
AVMs	Automated Valuation Models	IRC	Internal Revenue Code
Bank	Banc of California, National Association	LAFC	The Los Angeles Football Club
BHCA	Bank Holding Company Act of 1956, as amended	LIBOR	London Inter-Bank Offered Rate
BIC	Borrower-in-Custody	LTV	Loan-to-Value
Board	Board of Director's	MSRs	Mortgage Servicing Rights
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NBV	Net Book Value
CCPA	California Consumer Privacy Act	NII	Net Interest Income
CDC	Certified Development Company	NTM	Non-Traditional Mortgage
CECL	Current Expected Credit Losses	NYSE	New York Stock Exchange
CEO	Chief Executive Officer	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1	OTTI	Other-than-Temporary-Impairment
CFO	Chief Financial Officer	PCAOB	Public Company Accounting Oversight Board
CFPB	Consumer Financial Protection Bureau	PCD	Purchased Credit Deteriorated
CLOs	Collateralized Loan Obligations	PPP	Payment Protection Program
CMBS	Commercial Mortgage-Backed Securities	Prime Rate	Wall Street Journal’s prime rate
COSO	Committee of Sponsoring Organizations	ROU	Right of Use
COVID-19	Coronavirus Disease 2019	S&P	Standard and Poor’s
CRA	Community Reinvestment Act of 1977, as amended	SAR	Stock Appreciation Right
DC Plan	Deferred Compensation Plan	SBA	Small Business Administration
DIF	Federal Deposit Insurance Fund	SBIC	Small Business Investment Company
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
DTA	Deferred Tax Asset	SFR	Single Family Residential
EEOP	Employee Equity Ownership Plan	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TCE	Tangible Common Equity
EY	Ernst & Young LLP	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TEUs	Tangible Equity Units
FDIC	Federal Deposit Insurance Corporation	the “2013 Plan”	2013 Omnibus Stock Incentive Plan
Federal Reserve Bank	Federal Reserve Bank of San Francisco	the “2018 Plan”	2018 Omnibus Stock Incentive Plan
FHLB	Federal Home Loan Bank	the Company	Banc of California, Inc.
FICO	Fair Isaac Corporation	TPMO	Third-Party Mortgage Origination
		VIE	Variable Interest Entity

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
Business Overview
The Bank is a relationship-focused business bank. We deliver comprehensive products and solutions for businesses, business owners, and individuals within our footprint through our 29 full service branches extending from San Diego to Santa Barbara. We have served California markets since 1941 through the Bank and its predecessors. The Bank offers a variety of financial products and services designed around our clients in order to serve their banking and financial needs.
Strategy
Our strategic objective is to be the premier relationship-focused business bank in Southern California by delivering outstanding service to our banking clients through our team's ability to collaborate, execute and perform superior to our competition. This involves listening to our clients to understand their needs so that we can actively develop and deliver customized solutions to meet their business objectives. It also involves executing promptly and holding ourselves accountable to the promises we make our clients. We are focused on fostering relationships with businesses in our markets and verticals to establish this understanding and provide an exceptional level of service. We offer a wide variety of deposit, loan and other financial services to both large and small businesses, non-profit organizations, business owners, entrepreneurs, professionals, and high-net worth individuals. Our deposit products include checking, savings, money market, certificates of deposit, retirement accounts and safe deposit boxes. Additional products and services leverage other technology and include automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, card payment services, remote and mobile deposit capture, automated clearing house origination, wire transfer, and direct deposit. Our lending activities are focused on providing thoughtful financing solutions to our clients. We consistently invest in automated solutions and our technology infrastructure to gain operating efficiencies and to improve the client experience as we deliver our high standard of service.
Products Offered
We offer a full array of competitively priced and client-tailored commercial loan and deposit products and services.
Loan Products
We offer a number of commercial loan products including commercial and industrial loans; commercial real estate loans and multifamily loans; SBA loans; construction loans; and other consumer loans. In addition, we have a SFR mortgage loan portfolio that we service, however we no longer originate this type of loan product, although we may purchase SFR loans from time to time.
At December 31, 2020, our total loans held-for-investment and loans held-for-sale were $5.90 billion, or 74.9% of total assets, and $1.4 million, or 0.02% of total assets, respectively, compared to $5.95 billion or 76.0% of total assets and $22.6 million or 0.3% of total assets at December 31, 2019, respectively. For additional information concerning changes in our loan portfolio, see "Loans Receivable, Net" and "Loans Held-for-Sale" included in Item 7 of this Annual Report on Form 10-K.
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
Commercial and industrial loans may be unsecured for well-capitalized and highly profitable borrowers. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate (Prime Rate) and will vary based on market conditions and be commensurate to the perceived credit risk. Loans are generally written with a floor rate of interest typically set at the initial rate on the loan. Some of the owner-occupied commercial real estate loans may be fixed for periods of up to 10 years and many have prepayment penalties. Commercial and industrial loans generally are made to businesses that have had profitable operations and have a conservative debt-to-net worth ratio, good payment histories as evidenced by credit reports, acceptable working capital, and operating cash flow sufficient to demonstrate the ability to pay obligations as they become due.
Our commercial credit banking standard includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of macro- and microeconomic conditions affecting the borrower and the industry in which they participate. Detailed analysis of the borrower’s past, present and future cash flow is also an important aspect of the credit analysis, as it is the primary source of repayment. In addition, commercial and industrial loans are typically monitored periodically to provide an early warning for deteriorating cash flow. All commercial and industrial loans must have well-defined primary and secondary or, at times, tertiary sources of repayment.
In order to mitigate the risk of borrower default, we generally require collateral to support the credit and, in the case of loans made to businesses, we typically obtain personal guarantees from their owners. We attempt to control the risk by generally requiring LTV ratios as of the origination date to be lower than 80%, or in the case of SBA loans that are secured by owner occupied commercial real estate loans, to be lower than 75%, and by regularly monitoring the amount and value of the collateral in order to maintain that ratio. However, the collateral securing the loans may depreciate over time, may be difficult to appraise or may fluctuate in value based on the success of a business. Because of the potential value reduction, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent, in part, upon general economic conditions. See “Asset Quality” under "Loans Receivable, Net" included in Item 7 of this Annual Report on Form 10-K.
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

Small Business Administration Loans
We provide SBA loan products through the Bank and have earned the Preferred Lender Program designation which delegates loan approval, as well as closing and most servicing and liquidation authority to the Bank. We currently provide the following SBA products:
•7(a)—These loans generally provide the Bank with a guarantee from the SBA for up to 85% of the loan amount for loans up to $150,000 and 75% of the loan amount for loans of more than $150,000, with a maximum loan amount of $5 million. The CARES Act temporarily increased the guarantee to 90% for SBA 7(a) loans funded through September 30, 2021. These are term loans that can be used for a variety of purposes including commercial real estate, business acquisition, working capital, expansion, renovation, new construction, and equipment purchases. Depending on collateral, these loans can have terms ranging from 7 to 25 years. The guaranteed portion of these loans is often sold into the secondary market.
•PPP— These SBA loans are originated as part of the program established by the CARES Act have additional credit enhancement provided by the U.S. Small Business Administration for up to 100% of the loan amount. PPP loans may be forgiven in full depending on use of funds and eligibility. PPP loans have a term of two to five years.
•504 Loans—These are real estate loans in which the lender can advance up to 90% of the purchase price; retain 50% as a first trust deed; and have a CDC retain the second trust deed for 40% of the total cost. CDCs are licensed by the SBA. Required equity of the borrower is 10%. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.
SBA loans are subject to federal legislation that can affect the availability and funding of the program. This dependence on legislative funding might cause future limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business. Our portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower's or guarantor's financial capabilities. We attempt to mitigate these risks through: (i) reviewing each loan request and renewal individually; (ii) adhering to written loan policies; (iii) adhering to SBA policies and regulations; (iv) obtaining independent third party appraisals; and (v) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, we review financial statements and other documents of borrowers on an ongoing basis during the term of the relationship and respond to any identified deterioration. We may, in the future, originate small business loans and small business lines of credit utilizing a digital lending platform.
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
The majority of the SFR mortgage loans in the portfolio are Adjustable Rate Mortgage (ARM) loans tied to a variety of indices which were offered with flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. During the year ended December 31, 2020, we purchased $149.7 million of held-for-investment SFR ARM loans with terms up to 30 years. At December 31, 2020, $1.13 billion, or 91.6% of the SFR mortgage portfolio, were adjustable rate and this compares to $1.56 billion, or 97.9% of the SFR mortgage portfolio, at December 31, 2019.

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
Other Consumer Loans
We previously originated consumer loans but discontinued offering this loan product during 2019. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduces our exposure to changes in interest rates, and carry higher rates of interest than SFR mortgage loans.
Lending Limits
Our lending is subject to legal lending limits. Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests any amount that exceeds 15% of a bank’s capital and surplus, plus an additional 10% of a bank’s capital and surplus, if the amount that exceeds a bank’s 15% general limit is fully secured by readily marketable collateral. At December 31, 2020, the Bank’s authorized legal lending limits for loans to one borrower were $151.7 million for unsecured loans and an additional $101.2 million for specific secured loans.
Deposit Products and Sources of Funds
General
Our primary sources of funds are deposits, certificates of deposits, payments (including interest and principal) on outstanding loans and investment securities, other short-term investments and funds provided from operations and sales of loans and investment securities. While scheduled payments from loans and investment securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet known and unknown lending commitments and deposit flows of our clients. We also generate cash through borrowings mainly by utilizing the FHLB advances to leverage our capital base, to provide funds for our lending activities, as a source of liquidity, and to enhance our interest rate risk management.
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
Core deposits, which we define as low interest-bearing and noninterest-bearing demand deposits, savings, money market deposit accounts, and certificates of deposits, excluding brokered deposits, increased $642 million during the year ended December 31, 2020 and totaled $6.1 billion at December 31, 2020 representing 99.6% of total deposits on that date. We held brokered deposits of $26.2 million, or 0.4% of total deposits at December 31, 2020, compared to 0.2% at December 31, 2019.
FHLB Advances, Other Secured and Unsecured Borrowing Arrangements, and Long Term Debt
Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals to diversify funding sources and enhance interest rate risk management.
We utilize FHLB advances and securities sold under repurchase agreements to leverage our capital base, to provide funds for our lending activities, to provide a source of liquidity, and to enhance our interest rate risk management activities. We may obtain advances from the FHLB by collateralizing the advances with certain of our loans and investment securities. These advances may be made pursuant to several different credit programs each of which has its own interest rate, range of maturities and call features. At December 31, 2020, we had $546.0 million in FHLB advances outstanding and the ability to borrow an additional $821.7 million.
In addition, we also have the ability to borrow from the Federal Reserve Bank and other correspondent banks and counterparties through pre-established secured and unsecured lines of credit and securities sold repurchases agreements. The availability and terms on securities sold under repurchase agreements are subject to the counterparties' discretion and our pledging of investment securities. At December 31, 2020, we had no securities sold under repurchase agreements. We also have the ability to borrow $422.4 million from the Federal Reserve Bank and $185.0 million from unsecured federal funds lines with correspondent banks as of December 31, 2020.
Further, we have outstanding unsecured long term senior notes with an April 15, 2025 maturity date at a stated rate of 5.25% totaling $173.7 million as of December 31, 2020. We also have outstanding unsecured long term fixed-to floating rate subordinated notes with an October 30, 2030 maturity date at a stated rate of 4.375% totaling $82.6 million as of December 31, 2020.
For additional information, see Note 12 — Federal Home Loan Bank and Short-Term Borrowings and Note 13 — Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8.
Investment Activities
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. For additional information, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk of this Annual Report on Form 10-K.
Currently, we primarily invest in agency securities, municipal bonds, agency residential mortgage-backed securities, corporate debt securities, and CLOs. For additional discussion of the risks associated with our CLO portfolio, please refer to Part I, Item 1A. - Risk Factors in this Annual Report.
Competition and Market Area
We face strong competition in originating all of our loan products and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and credit unions. With respect to commercial and industrial lending we also encounter vigorous competition from finance companies. We attract deposits through our relationships from our lending activities, community banking branch network, and our treasury management services. Consequently, we have the ability to service client needs with a variety of deposit accounts and products at competitive rates. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds, broker dealers, registered investment advisors, investment banks, financial institutions, financial service companies, and other alternative investments.
Based on the most recent branch deposit data as of June 30, 2020, provided by the Federal Deposit Insurance Corporation (FDIC), the Bank's share of deposits in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2020
Los Angeles County	0.41%
Orange County	2.34%
San Diego County	0.30%
Santa Barbara County	0.33%
Human Capital Resources
We believe that our employees are vital to our success in the banking industry. As a relationship-focused business, the long-term success of our company is tied to our people. Our goal is to ensure that we have the right talent, in the right place, working together to serve our clients and communities. We do that through our focus on attracting, developing and retaining our employees.
We strive to attract and develop individuals who are people-focused and share our values for building relationships among our employees and across our clients and communities. In our recruiting efforts, we strive to have a diverse group of candidates to consider for our roles that reflect the diversity of the Southern California communities we serve. To that end, we post our open positions to dozens of minority-specific recruiting websites. In addition, we recently formed an employee-led Inclusion, Diversity, Engagement, and Awareness (IDEA) Committee to bring together voices and ideas to help fuel and foster a culture of openness and inclusion in all that we do.

We seek to retain our employees by, among other things, soliciting their feedback with respect to employee-based initiatives that support their needs. In that regard, we prioritize training, communications, recruitment, mentorship and wellness programs. We conduct annual bank-wide employee engagement surveys and host periodic town halls to solicit feedback from our employees in understanding what we are doing well and what we can do better. We also have a formal annual goal setting and performance review process for our employees.
Furthermore, we believe that our compensation structure, including an array of benefit plans and programs, is attractive to our current and prospective employees. We also offer our employees the opportunity to participate in a variety of professional and leadership development programs. In addition, we have offered numerous health and wellness programs to help ensure the physical and mental health of our employees.
As of December 31, 2020, we had 611 full-time employees, almost exclusively in California.
Available Information
We file with the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, an annual proxy statement and other reports and information. We invite you to visit our website at www.bancofcal.com via the "Investor Relations" link, to access free of charge these filings and amendments to these filings, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also make available on that website our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for all committees of our Board of Directors. Any changes to our Code of Business Conduct and Ethics or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of these reports or other documents at Banc of California, 3 MacArthur Place, Santa Ana, CA 92707, Attn: Investor Relations. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at www.sec.gov.
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
The Board of Directors establishes our strategic objectives and approves our risk appetite statement, which is developed in collaboration with our executive leadership. The executive team translates the Board-approved strategic objectives and the risk appetite statement into targets and constraints for business lines of business.
Our risk appetite framework includes policies, procedures, controls, and management information systems; through which the risk appetite is established, communicated, managed, and monitored. We utilize a risk assessment process to identify inherent risks across the Company, gauge the effectiveness of internal controls, and establish tolerances for residual risk in each of the following risk categories: strategic, reputational, earnings, capital, liquidity, asset quality (credit), market, operational, compliance, and diversification/concentration.
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
We integrate risk appetite and enterprise risk management under a common framework. Key elements of this framework that support our risk management activities include:
•Executive management governance committees that govern the management of risks within the organization and within the established risk appetite. These committees review and drive risk and control decisions, address escalated issues and actively oversee our risk mitigation activities with an escalation path to the Board.
•Policies and programs that articulate the culture and risk limits of our business and provides clarity around encouraged and discouraged activities. Additional policies cover key risk disciplines (for example, our Commercial Real Estate

Policy) and other important aspects that support the Bank's activities (for example, policies relating to appraisals, risk ratings, fair lending, etc.).
•Processes, personnel and control systems are in place to promote the identification, measurement, assessment, and control of both current and emerging risk.
•Three lines of defense that are integrated, include specific roles and responsibilities for risk management activities, and provide credible challenge and appropriate identification and escalation of critical information and issues.
•Credit Approval Authorities—All of our material credit exposures are approved by a credit risk management group that is independent of the business units. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint enterprise risk committee of the Company's Board of Directors and the Bank's Board of Directors review and approve material loan pool purchases, divestitures, and any other transactions as appropriate.
Asset Quality
•Concentration Risk Management Policy—To mitigate and manage the risk within our loan portfolio, the Board adopted a concentration risk management policy, pursuant to which it expects to review and revise concentration risk to tolerance thresholds at least annually and otherwise from time to time as appropriate. It is anticipated that these concentration risk to tolerance thresholds may change at any time when the Board of Directors is considering material strategic initiatives such as acquisitions, new product launches and terminations of products or other factors as the Board of Directors believes appropriate. We developed procedures relating to the appropriate actions to be taken should management seek to increase the concentration guidelines or exceed the guideline maximum based on various factors. Concentration risk to tolerance thresholds are intended to aid management and the Board to ensure that the loan concentrations are consistent with the Board’s risk appetite.
•Stress Testing—We have developed a Stress Testing Policy and stress testing methodology as a tool to evaluate our loan portfolio, capital levels and strategic plan with the objective of ensuring that our loan portfolio and balance sheet concentrations are consistent with the Board-approved risk appetite and strategic and capital plans.
•Loan Portfolio Management—Our management credit committee formally reviews the loan portfolio on a regular basis. Risk rating trends, loan portfolio performance, including delinquency status, and the resolution of problem assets are reviewed and closely managed.
•Regular discussions occur between the areas of Executive Management, Treasury, Treasury Management, Credit and Risk Management and the business units with regard to the pricing of our loan products. These groups meet to ensure that pricing of our products is appropriate and consistent with our strategic and capital plans.
Regulation and Supervision
General
We are extensively regulated under federal laws. As a financial holding company, Banc of California, Inc. is subject to the BHCA, and its primary regulator is the FRB. As a national bank, the Bank is overseen by the OCC, which has responsibility to ensure safety and soundness of the national banking system; ensure fair and equal access to financial services; to enforce anti-money and anti-terrorism finance laws; and for banks under $10 billion in assets to enforce consumer protection regulations. In addition, as an insured depository institution the Bank is also subject to regulation by the FDIC.
Federal and state laws and regulations generally applicable to financial institutions regulate the Company’s and the Bank’s scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This regulation and supervision by the federal banking agencies is intended primarily for the protection of clients and depositors, the stability of the U.S. financial system, and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders or debt holders. Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations in this Form 10-K, is not complete and is qualified in its entirety by reference to applicable laws and regulations.
Banc of California, Inc.
    Permissible Activities. In general, the BHCA limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the FRB has determined to be so closely related to banking as to be properly incidental thereto.
As a bank holding company that has elected to be a financial holding company pursuant to the BHCA, Banc of California, Inc. may also engage in activities permitted for bank holding companies and may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking.
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
    Capital Requirements. As a bank holding company, Banc of California, Inc. is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements” below. As of December 31, 2020, Banc of California, Inc. had capital ratios in excess of the minimums required to be considered "well capitalized".
Repurchases/Redemptions; Dividends. A bank holding company must give the FRB prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10% or more of its consolidated net worth. Notice to the FRB would include, but may not be limited to, background information on a redemption, pro-forma financial statements that reflect the planned transaction including impact to the Company and stress testing that incorporates the transaction. The FRB may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, FRB order, or condition imposed in writing by the FRB. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue. In addition, federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Under the FRB’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with its capital needs, asset quality, and overall financial condition. FRB policy also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Regarding dividends, see “Capital Requirements” below.
    Source of Strength. Under FRB policy and federal law, a bank holding company, such as the Company, must act as a source of financial and managerial strength for their insured depository institution subsidiaries, such as the Bank, particularly when such subsidiaries are in financial distress.
The Bank
    Liquidity. The Bank is subject to a variety of requirements under federal law. The Bank is required to maintain sufficient liquidity to ensure safe and sound operations. For additional information, see Liquidity included in Item 7 of this Annual Report on Form 10-K.
    Safety and Soundness. The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.
    Reserve Requirements. The FRB previously required all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. On March 15, 2020, the FRB announced that it had reduced reserve requirement ratios to 0 percent effective on March 26, 2020, which represented the beginning of the next reserve maintenance period. The FRB took this action in light of the Federal Open Market Committee's announcement in 2019 that it intends to implement monetary policy in an ample reserves regime, where reserve requirements do not play a role. The FRB's action is intended to help support lending to households and businesses.
    Acquisitions. The OCC must approve an acquisition of the Bank and the Bank’s acquisition of other financial institutions and certain other acquisitions. For a discussion of the factors considered by the OCC in connection with such acquisitions, see “--Banc of California, Inc.-Acquisitions” above. Generally, the Bank may branch de novo nationwide, but branching by acquisition may be restricted by applicable state law.
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
    Dividends. The Company’s primary source of liquidity is dividend payments from the Bank. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision. Dividends can also be restricted if the capital conservation buffer requirement is not met. Regarding dividends, see “Capital Requirements” below.
FDIC Insurance
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
CET1 capital generally consists of common stock, retained earnings, AOCI, except where an institution elects to exclude AOCI from regulatory capital, and certain minority interests, subject to applicable regulatory adjustments and deductions, including deduction of certain amounts of mortgage servicing assets and certain deferred tax assets that exceed specified thresholds. We elected to permanently opt out of including AOCI in regulatory capital. Tier 1 capital generally consists of CET1 capital plus noncumulative perpetual preferred stock and certain additional items less applicable regulatory adjustments and deductions. Tier 2 capital generally consists of subordinated debt, certain other preferred stock, and allowance for loan losses up to 1.25% of risk-weighted assets, less applicable regulatory adjustments and deductions. Total capital is the sum of Tier 1 capital and Tier 2 capital.
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
To be considered "well-capitalized", the Company must maintain on a consolidated basis a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more and not be subject to any written agreement, capital directive or prompt corrective action directive issued by the FRB to meet and maintain a specific capital level for any capital measure. For the well-capitalized standard applicable to the Bank, see Prompt Corrective Action below.

In addition, the Company and the Bank are subject to the final rule adopted by the FRB, OCC and FDIC in July 2019 relating to simplifications of the capital rules applicable to non-advanced approaches banking organizations. These rules were effective for the Company on April 1, 2020, and provided simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.
In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the Day 1 adverse regulatory capital effects of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The final rule was adopted and became effective in September 2020. As a result, entities have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. We implemented its CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.
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
Anti-Money Laundering and Suspicious Activity
Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) require all financial institutions, including banks, to implement policies and procedures relating to anti-money laundering and anti-terrorism compliance, suspicious activity and currency transaction reporting and conduct due diligence on clients. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition.
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

Performance under the CRA also is considered when the FRB or the OCC reviews applications to acquire, merge or consolidate with another banking institution or, in the case of the FRB, its holding company. In the case of a bank holding company applying for approval to acquire a bank, the FRB will assess the records of each subsidiary depository institution of the applicant bank holding company, and that record may be the basis for denying the application.
On May 20, 2020 the OCC issued a final rule to “strengthen and modernize” its existing Community Reinvestment Act regulation. The final rule is designed to increase CRA-related lending, investment and services in low- and moderate-income communities where there is significant need for credit, responsible lending, and greater access to banking services. The OCC has issued this ruling without achieving consensus with the FDIC and FRB. The final rule went into effect October 1, 2020 and banks subject to the general performance standard banks must comply by January 1, 2023.
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
Consumer Protection Laws and Regulations; Other Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers, including but not limited to the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement the foregoing. Among other things, these laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, servicing loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties.
The Dodd-Frank Act established the CFPB as an independent bureau within the Federal Reserve System that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws. While the Company and the Bank are below $10 billion in assets and therefore are not subject to supervision and examination by the CFPB, we continue to be subject to CFPB regulation regarding consumer financial services and products. The CFPB has issued numerous regulations, and is expected to continue to do so in the next few years. The CFPB’s rulemaking, examination and enforcement authority has significantly affected, and is expected to continue to significantly affect, financial institutions involved in the provision of consumer financial products and services, including the Company and the Bank.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020 and an additional law strengthening the protection was passed in November 2020. We expect this trend of state-level activity and consumer expectations in those areas to continue to heighten, and we are continually monitoring for developments in the states in which our clients are located.
The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or mortgage-backed securities. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2020, the Bank had $17.3 million in FHLB stock, which was in compliance with this requirement.
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
Future Legislation or Regulation
In light of recent conditions in the United States economy and the financial services industry, the Biden administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been, and will likely continue to be, introduced. We cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, our operations or financial condition.

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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Risks Relating to Our Operations
•Adverse effects of the COVID-19 pandemic.
•New lines of business, new products and services, or strategic project initiatives may subject us to additional risks.
•We are subject to certain risks in connection with our use of technology, including but not limited to, failures or security breaches and other cyber threats with respect to the network and computer systems on which we depend.
•To the extent we acquire other assets or other businesses, we may be negatively impacted by certain risks inherent with such acquisitions.
•We face significant operational risks.
•Our enterprise risk management framework may not be effective in mitigating risk.
•Managing reputational risk is important to attracting and maintaining clients, investors and employees.
•We depend on key management personnel and numerous external vendors.
•We have a net deferred tax asset that may or may not be fully realized.
Interest Rate and Credit Risks
•Our allowance for credit losses may prove to be insufficient to absorb actual credit losses and our business, financial condition and profitability may suffer.
•Our business may be adversely affected by credit risk associated with residential property and a decline in property values.
•Our loan portfolio possesses increased risk due to our level of adjustable rate loans.
•Our underwriting practices may not protect us against losses in our loan portfolio.
•Our non-traditional and interest only SFR loans expose us to increased lending risk.
•Risk of environmental liabilities with respect to real properties acquired.
•Secondary mortgage market conditions could have a material adverse impact on us.
•Any breach of representations and warranties made by us to our residential mortgage loan purchasers or credit default on our loan sales may require us to repurchase such loans.
•Impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.
•Collateralized loan obligations represent a significant portion of our assets.
•Our business may be adversely affected by credit risk and other factors affecting our commercial real estate and multifamily loan portfolio.
•Our business is subject to interest rate risk.
•Uncertainty relating to the LIBOR transition process and potential phasing out of LIBOR may adversely affect us.
Funding and Liquidity Risks
•If our investments in other real estate owned are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.
•Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower and the collateral securing these loans, if any, may not be sufficient to repay the loan in the event of default.
•Inability to develop and maintain a strong core deposit base or low cost funding sources.
•Liquidity risk could impair our ability to fund operations.
•We may elect or be compelled to seek additional capital in the future, but that additional capital may not be available when it is needed or on acceptable terms.
•Our holding company relies on dividends from the Bank for substantially all of its income and as the primary source of funds for cash dividends to our stockholders, which is subject to regulatory approval and may be limited.
Legal and Compliance Risks
•The costs and effects of litigation.
•Changes in tax laws, or audits from tax authorities, could negatively affect our financial condition and results of operations.

•We operate in a highly regulated environment and we may be affected adversely by changes in laws, rules and regulations governing our operations, including changes in accounting standards, or by failure to obtain regulatory approvals for capital actions.
•Rulemaking changes may result in higher regulatory and compliance costs.
•Non-compliance with laws and regulations, including fair lending laws, could result in fines or sanctions or operating restrictions.
•The Volcker Rule covered fund provisions could adversely affect us.
Risks Relating to Markets and External Events
•Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events.
•We are dependent on the national and local economy, particularly in our market areas.
•Our income property loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
•A worsening in economic conditions in the market areas we serve may impact our earnings adversely and could increase the credit risk of our loan portfolio.
•Strong competition within our market areas may limit our growth and profitability.
•Our business could be negatively affected as a result of actions by activist stockholders.
•Short sellers of our stock may drive down the market price of our common stock.
The foregoing summary of risks should be read in conjunction with the more detailed Risk Factors below and is not an exhaustive summary of all risks facing our business.
Risks Relating to Our Operations
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The Coronavirus Disease 2019 (COVID-19) pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries, including commercial real estate and multifamily; (iv) significant reductions in the targeted federal funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter of 2020); and (v) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions.
We are prioritizing the safety of our clients and employees, and have temporarily closed a small number of branches and are operating with limited branch hours at others. Additionally, over 75% of our employees are working remotely. If these measures are not effective in serving our customers or affect the productivity of our employees, they may lead to significant disruptions in our business operations.
Many of our counterparties and third-party service providers have also been, and likely further will be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides.
We are actively engaged with borrowers who are seeking payment relief and waiving certain fees for impacted clients. One method we have deployed is offering forbearance or deferment to qualifying clients making such requests. For SFR loans, the deferments are 90 days in length, subject to extension, and are patterned after the U.S. Department of Housing and Urban Development (HUD) guidelines.
With respect to our non-SFR loan portfolio, deferments are also 90 days in length and subject to extension. These assistance efforts may adversely affect our revenue and results of operations. In addition, if such measures are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.

Our earnings and cash flows are dependent to a large degree on net interest income (the difference between interest income from loans and investments and interest expense on deposits and borrowings). Net interest income is significantly affected by market rates of interest. The significant reductions to the federal funds rate have led to a decrease in the rates and yields on U.S. Treasury securities, in some cases declining below zero. If interest rates are reduced further in response to COVID-19, we expect that our net interest income will decline, perhaps significantly. The overall effect of lower interest rates cannot be predicted at this time and depends on future actions the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to the COVID-19 pandemic, and resulting economic conditions.
The effects of the COVID-19 pandemic on economic and market conditions have increased demands on our liquidity as we meet our clients’ needs. In addition, economic forecasts and market conditions have, and may among other things, negatively affect our capital and leverage levels and ratios, increase our provision for credit losses and negatively impact the fair value of our investment portfolio. If these adverse developments persist, our capital and leverage ratios, financial condition and results of operations may be adversely impacted.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.
Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the U.S. economy begins to recover. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this Risk Factors section. Until the pandemic subsides, we may experience increased draws on credit facilities and we expect continued pressure on new loan production, reduced revenues from our lending businesses and increased credit losses in our lending portfolios. Even after the pandemic subsides, it is possible that the U.S. and other major economies may experience a recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
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
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks are vulnerable to breaches, unauthorized access either directly or indirectly through our vendors, misuse, computer viruses, or other malicious code and other types of cyber-attacks. Such risks have increased with the work-from-home arrangements implemented in response to the COVID-19 pandemic. If one or more of these events occur, this could jeopardize our clients' confidential and other information that we process and store, or otherwise cause interruptions in our operations or the operations of our clients or counterparties. The occurrence of cyber-attacks may require us to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through our current insurance policies. If a cyber-attack succeeds in disrupting our operations or disclosing confidential data, we could also suffer significant reputational damage in addition to possible regulatory fines or client lawsuits.
We provide internet banking services to our clients which have additional cyber risks related to our client’s personal electronic devices and electronic communication. Any compromise of personal electronic device security could jeopardize the confidential information of our clients (including user names and passwords) and expose our clients to account take-overs (ATO) and the possibility for financial crimes such as fraud or identity theft and deter clients from using our internet banking services. We rely on and employ industry-standard tools and processes to safeguard data. These precautions may not protect our systems from future vulnerabilities, data breaches or other cyber threats. Losses due to unauthorized account activity could harm our reputation and may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We rely on third party providers to help ensure the confidentiality of our client information and acknowledge the additional risks these third parties expose us to. Third party providers may experience unauthorized access to and disclosure of our consumer or client information or result in the destruction or corruption of company information. In addition, we may be exposed indirectly through our third party providers who may experience their own cyber breach and as a result compromise our data and/or lead to service interruptions. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our client relationship management, general ledger, deposit, loan origination and servicing systems, thereby harming our business reputation, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing clients to terminate their banking relationships with us and could make it more difficult for us to attract new banking clients in the future.
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
We face significant operational risks.
We operate many different financial service functions and rely on the ability of our employees, third party vendors and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. These risks have increased in light of work-from-home arrangements implemented in response to the COVID-19 pandemic.
Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our enterprise risk management framework seeks to mitigate risk and loss to us. We have established comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and price risks), liquidity risk, operational risk, compliance risk, strategic risk, and reputational risk. However, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. In certain instances, we rely on models to measure, monitor and predict risks. However, these models are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. There is no assurance that these models will appropriately capture all relevant risks or accurately predict future events or exposures. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. If our enterprise risk management framework proves ineffective we could suffer unexpected losses, which could materially adversely affect our results of operations or financial condition. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets or fail to adequately or timely enhance our enterprise risk framework to address those changes. If our enterprise risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates.
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
We depend on key management personnel.
Our success will, to a large extent, depend on the continued employment of our key management personnel. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. Although we have entered into employment agreements with our Chief Executive Officer and our Chief Financial Officer, no assurance can be given that these individuals, or any of our key management personnel, will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our business plan and could have a material adverse effect on our results of operations and financial condition.
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
We have a net DTA and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under GAAP to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2020, we had a net DTA of $46.0 million. For additional information, see Note 14 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8.

Risks Related to Interest Rate and Credit
If actual losses on our loans exceed our estimates used to establish our allowance for credit losses, our business, financial condition and profitability may suffer.
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, fraud and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for credit losses was 1.43% of total loans held-for-investment and 229.91% of nonperforming loans as of December 31, 2020. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for credit losses if the charge-offs exceed the allowance for credit losses), based on judgments different than that of management. Any increases in the provision for credit losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020, substantially changes the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changed the previous incurred loss impairment methodology in GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. CECL is generally thought to result in the earlier recognition of credit losses in financial statements.  Under the incurred loss model, we recognized losses when they were incurred. CECL represents a departure from the incurred loss model. CECL requires loans held for investment and held-to-maturity securities to be presented at the net amount expected to be collected (net of the allowance for credit losses). CECL also requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In addition, the measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
The CECL model materially impacts how we determine our allowance for credit losses and required us to significantly increase our allowance for credit losses. Furthermore, we may experience more fluctuations in our allowance for credit losses, which may be significant. We have developed our models to estimate lifetime expected credit losses on our loans primarily using a lifetime loss methodology. We have used these models to execute our process for estimating the allowance for credit losses under the new standard and have developed an appropriate governance process for our estimate of expected credit losses under the new standard. The adoption of this standard has been applied through a cumulative effect adjustment to retained earnings as of January 1, 2020.
Future provisions under the CECL model could have a material adverse effect on our results of operations and financial condition. It is also possible that our ongoing lending activity will be negatively impacted in periods following adoption. The FRB, OCC and FDIC have adopted a rule that gives a banking organization the option to phase in over a five-year period the day-one adverse effects of CECL on its regulatory capital. We adopted this phase in option during 2020.
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
Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•Cash flow of the borrower and/or the project being financed;
•In the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
•The credit history of a particular borrower;
•Changes in interest rates;
•Changes in economic and industry conditions; and
•The duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for probable incurred losses inherent in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:
•An ongoing review of the quality, size and diversity of the loan portfolio;
•Evaluation of nonperforming loans;
•Historical default and loss experience;
•Historical recovery experience;
•Existing and forecasted economic conditions;
•Risk characteristics of the various classifications of loans; and
•The amount and quality of collateral, including guarantees, securing the loans.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
As of December 31, 2020, $1.26 billion, or 21.4% of our total loans held-for-investment, was secured by SFR mortgage loans and HELOCs, as compared with $1.64 billion, or 27.6% of our total loans held-for-investment, as of December 31, 2019. This type of lending is particularly sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the California housing markets may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
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
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Notwithstanding these practices, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior. In addition, our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage, and underwrite our clients become less predictive of future behaviors, or in the case of borrower fraud. During the year ended December 31, 2018, we recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15 million dollar line of credit originated in February 2018 to a borrower that made false representations and provided false documentation to us. In addition, during the year ended December 31, 2019, we recorded a provision for credit losses of $35.8 million, primarily attributable to a $35.1 million line of credit originated in November 2017 to a borrower who was purportedly the subject of a fraudulent scheme. We are actively evaluating all available sources of recovery, although no assurance can be given that we will be successful in that regard. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. As of December 31, 2020, 73.2% of our commercial real estate loans, 77.9% of our multifamily loans and 67.9% of our originated SFR mortgage loans were secured by collateral in southern California. Deterioration in real estate values and underlying economic conditions in southern California could result in significantly higher credit losses to our portfolio.
Our non-traditional and interest only SFR loans expose us to increased lending risk.
Many of the residential mortgage loans we have originated for investment consist of non-traditional SFR mortgage loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan-to-value ratios or debt-to-income ratios, loan terms, loan size (exceeding agency limits) or other exceptions from agency underwriting guidelines. Moreover, many of these loans do not meet the qualified mortgage definition established by the CFPB, and therefore contain additional regulatory and legal risks. See “Rulemaking changes implemented by the CFPB in particular have resulted in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.” In addition, the secondary market demand for nonconforming mortgage loans generally is limited, and consequently, we may have a difficult time selling the nonconforming loans in our portfolio should we decide to do so.
In the case of interest only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest only loans decreased during the year ended December 31, 2020, to $401.6 million, or 6.8% of our total loans held-for-investment from $545.4 million, or 9.2% of our total loans held-for-investment, as of December 31, 2019.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value and in the event we are required to assume direct responsibility for the collateral, including but not limited to residential mortgage loans in the case of warehouse credit facilities that we provide to non-bank financial institutions, our allowance for credit losses may increase, which may, in turn, adversely affect our financial condition and results of operations. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its clients. As of December 31, 2020, our commercial and industrial loans totaled $2.09 billion, or 35.3% of our total loans held-for-investment.
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
From time to time, as part of our balance sheet management process, we may also sell SFR loans and other types of mortgage loans from our portfolio, including multifamily loans. We may use the proceeds of loan sales for generating new loans or for other purposes. If secondary mortgage market conditions were to deteriorate in the future and we cannot sell loans at our desired levels, our balance sheet management objectives might not be met. As a result, our business, results of operations, financial condition or liquidity may be adversely affected.
Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require us to repurchase loans we have sold.
We have sold or securitized loans we originated into the secondary market pursuant to agreements that generally require us to repurchase loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any fraud or misrepresentation during the loan origination process, whether by us, the borrower, or other party in the transaction, or, in some cases, upon any early payment default on such loans, may require us to repurchase such loans.
We believe that, as a result of the increased defaults and foreclosures during the last recession resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of loans are particularly sensitive to obtaining indemnification or the requirement of originators to repurchase loans, and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2020, 2019 and 2018, we sold multifamily and SFR mortgage loans aggregating $17.4 million, $1.13 billion, and $14.5 million. To recognize the potential loan repurchase or indemnification losses on all SFR mortgage and multifamily loans sold in 2019 and prior to 2019, we maintained a total reserve of $5.5 million as of December 31, 2020. Increases to this reserve as a result of the sale of loans are a reduction in our gain on the sale of loans. Increases and decreases to this reserve subsequent to the sale are included as a component of noninterest expense. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
Deterioration in the economy, an increase in interest rates or a decrease in home and collateral values could increase client defaults on loans that were sold and increase demand for repurchases and indemnification and increase our losses from loan repurchases and indemnification. If we are required to indemnify loan purchasers or repurchase loans and incur losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations. In addition, any claims asserted against us in the future by loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.
Credit impairment in our investment securities portfolio could result in losses and adversely affect our continuing operations.
As of December 31, 2020, we had $1.23 billion of securities available-for-sale, as compared with $912.6 million of securities available-for-sale as of December 31, 2019.
As of December 31, 2020, securities available-for-sale that were in an unrealized loss position had a total fair value of $725.6 million with unrealized losses of $10.0 million. These unrealized losses related primarily to collateralized loan obligations.
As of December 31, 2019, securities available-for-sale that were in an unrealized loss position had a fair value of $859.3 million and aggregate unrealized losses of $17.0 million.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2020 we believed there was no credit losses and did not have the intent to sell any of its securities in an unrealized loss position and it is likely that it will not be required to sell such securities before their anticipated recovery. Beginning January 1, 2020, available-for-sale debt securities are analyzed for credit losses under ASC 326 Financial Instruments - Credit Losses, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses is established for losses on available-for-sale debt securities due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. For more information about ASC 326, see Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8.
Prior to January 1, 2020, our portfolio was evaluated using either OTTI guidance provided by FASB ASC 320, Investments-Debt and Equity Securities, or ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. Investment securities classified as available-for-sale or held-to-maturity were generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below AA were evaluated using the model outlined in ASC 325. The collateralized loan obligations in our portfolio referenced above were rated AA or above at purchase and are not within the scope of ASC 325.
We previously recorded a loss of $3.3 million during the year ended December 31, 2018 following our decision to sell our entire CMBS portfolio, which was completed in January 2019. We also recorded a loss of $731 thousand during the year ended December 31, 2019 as a result of our decision to sell its U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities.
We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of SEC and FASB guidance on fair value accounting. Accordingly, if market conditions deteriorate further and we determine our holdings of other investment securities have experienced credit losses, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Collateralized loan obligations represent a significant portion of our assets.
As of December 31, 2020, based on fair value, $677.8 million, or 8.6% of our total assets, was invested in CLOs. Our CLO portfolio consists entirely of variable rate securities, which we believe supports our interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. However, in a decreasing interest rate environment, our interest income may be negatively impacted.
As of December 31, 2020, based on amortized cost, $24.0 million of our CLO holdings were AAA rated and $663.5 million were AA rated. As of December 31, 2020, there were no CLOs rated below AA and none of the CLOs were subject to ratings downgrade in 2020. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.
As an investor in CLOs, we purchase specific tranches of debt instruments that are secured by professionally managed portfolios of senior secured loans to corporations. CLOs are not secured by residential or commercial mortgages. CLO managers are typically large non-bank financial institutions or banks. CLOs are typically $300 million to $1 billion in size, contain 100 or more loans, and have five to six credit tranches including AAA, AA, A, BBB, BB, and B and an equity tranche. Interest and principal are typically paid to the AAA tranche first then move down the capital stack. Losses are typically borne by the equity tranche first then move up the capital stack. CLOs typically have subordination levels that range from approximately 33% to 39% for AAA, 20% to 28% for AA, 15% to 18% for A and 10% to 14% for BBB. The market value of CLOs may be affected by, among other things, perceived changes in the economy, performance by the manager and performance of the underlying loans.
The CLOs we currently hold may, from time to time, not be actively traded, and under certain market conditions may be relatively illiquid investments, and volatility in the CLO trading market may cause the value of these investments to decline. Although we attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of AA or higher and by maintaining a pre-purchase due diligence and ongoing review process by a dedicated credit administration team, no assurance can be given that these risk mitigation efforts will be successful. A deterioration in market conditions and decline in the market value of CLOs could adversely impact our financial condition, results of operations and stockholders' equity.
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
If we foreclose on a commercial real estate or multifamily loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate and multifamily loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and multifamily loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Our commercial real estate and multifamily loans decreased during the year ended December 31, 2020, to $2.10 billion, or 35.6% of our total loans held-for-investment from $2.31 billion, or 38.9% of our total loans held-for-investment, as of December 31, 2019.
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

Uncertainty relating to the LIBOR transition process and potential phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. On November 30, 2020, the benchmark administrator for the U.S. Dollar LIBOR announced a proposal to extend the publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with clients over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.
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
Funding and Liquidity Risks
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
Beginning in 2019, the Bank focused on remixing the deposit base towards core relationship deposits. The Bank experienced net deposit outflows from high-rate large balance accounts (defined as $100 million or more in balances) primarily in the former Institutional Banking business unit.
The Bank increased its focus and attention toward expanding its core relationship deposit business, including recruiting sales and product personnel and adding subject matter expertise. The competitive landscape for deposits continued throughout 2020. Outflows were offset by new account and client acquisitions. In a competitive market, depositors have many choices as to where to place their deposit accounts. As the Bank continues to grow its core deposit base and seeks to reduce its exposure to high rate/high volatility accounts, it may experience a net deposit outflow, which could negatively impact our business, financial condition and results of operations.
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
The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to us without obtaining prior approval from the OCC under applicable regulations, which requires prior approval if a cash dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting dividends previously declared (among other amounts). Further, the Bank’s ability to pay dividends can be restricted or eliminated if the Bank does not meet the capital conservation buffer requirement or for other supervisory reasons. If the Bank is unable to pay dividends to the holding company, then we may not be able to service our debt, including our senior notes and subordinated notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.
There can be no assurance as to the level of dividends we may pay on our common stock.
Holders of our common stock are only entitled to receive such dividends as our board of directors declares out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and there may be circumstances under which we would eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.
In addition, the Federal Reserve issued Federal Reserve Supervision and Regulation Letter SR-09-4, which reiterates and heightens expectations that bank holding companies inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. If the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Company's regulators will approve the payment of such dividends.
Legal and Compliance Risks
We are a party to a variety of litigation and other actions.
We are subject to a variety of litigation pertaining to fiduciary and other claims and legal proceedings. Currently, there are certain legal proceedings pending against us in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, we believe that any liabilities arising from pending legal matters would be immaterial based on information currently available. However, if actual results differ from our expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3 —Legal Proceedings, and Note 28 — Litigation of the Notes to Consolidated Financial Statements included in Item 8.
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
We operate in a highly regulated environment and our operations and income may be adversely affected by changes in laws, rules and regulations governing our operations.
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
The Company and the Bank are heavily regulated. This oversight is to protect depositors, the federal DIF and the banking system as a whole, and not stockholders or debt holders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements and restrictions on a bank’s operations, to reclassify assets, to determine the adequacy of a bank’s allowance for loan losses and to set the level of deposit insurance premiums assessed.
Congress, state legislatures and federal and state agencies continually review banking, lending and other laws, regulations and policies for possible changes. We face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modifications of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, that applies to us or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations including the California Consumer Privacy Act (CCPA) could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
The CFPB is an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions, their affiliates, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies if the assets of the institution exceed the $10 billion threshold. As a smaller financial institution with assets under $10 billion, we are generally subject to supervision and enforcement by the OCC with respect to compliance with federal consumer financial protection laws and regulations. However, we are still subject to regulations issued by the CFPB.
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
Non-compliance with laws and regulations could result in fines or sanctions or operating restrictions.
We are subject to government legislation and regulation, including but not limited to the USA PATRIOT and Bank Secrecy Acts, which require financial institutions to develop programs to detect money laundering, terrorist financing, and other financial crimes. If detected, financial institutions are obligated to report such activity to the Financial Crimes Enforcement Network, a bureau of the United States Department of the Treasury. These regulations require financial institutions to establish procedures for identifying and verifying the identity of clients and beneficial owners of clients that establish and maintain a relationship with a financial institution. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a material adverse effect on our strategic initiatives and operating results, and could require us to make changes to our operations and the clients that we serve. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies, procedures and processes designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in detecting violations of these laws and regulations.
Our federal regulators have extensive discretion in connection with their supervisory and enforcement activities over our operations and compliance with the USA PATRIOT and Bank Secrecy Acts. Any new laws and regulations could make compliance more difficult or expensive or otherwise adversely affect our business. One aspect of our business that we believe presents risks in this particular area is the conflict between federal and state law, including but not limited to cannabis and cannabis related businesses, which are legal in the State of California and prohibited by federal law. If our risk management and compliance programs prove to be ineffective, incomplete or inaccurate, we could suffer unexpected losses and/or incur fines, penalties or restrictions to operations, which could materially adversely affect our results of operations or financial condition. As part of our federal regulators' enforcement authority, significant civil or criminal monetary penalties, consent orders, or other regulatory actions can be assessed against the Bank. Such actions could require us to make changes to our operations, including the clients that we serve, and may have an adverse impact on our operating results.
The Volcker Rule covered fund provisions could adversely affect us.
The so-called “Volcker Rule” (adopted pursuant to the Dodd-Frank Act) restricts our ability to sponsor or invest in “covered funds” (as defined in the applicable regulations). The Volcker Rule excludes from the definition of “covered fund” loan securitizations that meet specified investment criteria and do not invest in impermissible assets. Accordingly, investments in CLOs that qualify for the loan securitization exclusion are not prohibited by the Volcker Rule. It is our practice to invest only in CLOs that meet the Volcker Rule’s definition of permissible loan securitizations and therefore are Volcker Rule compliant. However, the Volcker Rule and its implementing regulations are relatively new and untested, and it is possible that certain CLOs in which we have invested may be found subsequently to be covered funds. If so, we may be required to divest our interest in nonconforming CLOs, and we could incur losses on such divestitures.
Risks Relating to Markets and External Factors
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.
Severe weather, natural disasters such as earthquakes and wildfires, acts of war or terrorism, pandemics (including the COVID-19 pandemic) and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery and business continuity plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our results of operations and our financial condition.
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

A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:
•Demand for our products and services may decline;
•Loan delinquencies, problem assets and foreclosures may increase;
•Collateral for our loans may decline in value; and
•The amount of our low cost or noninterest-bearing deposits may decrease.
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
During late 2016, we became aware of certain allegations posted anonymously in various financial blog posts. The authors of the blog posts have typically disclosed that they hold a short position in our stock. Following the blog posting in late 2016, the market price of our common stock initially dropped significantly. While the price of our common stock subsequently increased, any additional postings and other negative publicity that have previously led to intense public scrutiny, may cause further volatility in our stock price and a decline in the value of a stockholder’s investment in us.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2020, we conduct our operations from our main and executive offices at 3 MacArthur Place, Santa Ana, California and 29 branch offices in Los Angeles, Orange, San Diego, Santa Barbara counties in California. We also lease additional office space outside of our headquarters and branch locations. For additional information, see Note 6 — Premises and Equipment, net and Note 7— Leases of the Notes to Consolidated Financial Statements included Item 8.
Item 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.
On April 2, 2019, the first of three shareholder derivative actions, Gordon v. Benett, No. 8:19-cv-621, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Gordon action asserts claims for breach of fiduciary duty against Halle J. Benett, Jonah Schnel, Jeffrey Karish, Robert Sznewajs, Eric Holoman, Chad Brownstein, Steven Sugarman, Richard Lashley, Douglas Bowers and John Grosvenor. On June 10, 2019, a second shareholder derivative action, Johnston v. Sznewajs, No. 8:19-cv-01152, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Johnston action asserts claims for breach of fiduciary duty and unjust enrichment against Robert Sznewajs, Jonah Schnel, Halle Benett, Richard Lashley, Steven Sugarman, John Grosvenor, Chad Brownstein, Jeffrey Karish and Eric Holoman. On June 18, 2019, a third shareholder derivative action, Witmer v. Sugarman, No. 19STCV21088, was filed against current and former officers and directors of Banc of California, Inc. in Los Angeles County Superior Court. The Witmer action asserts claims for breach of fiduciary duty, unjust enrichment and corporate waste against Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Chad Brownstein, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schnel, Eric Holoman and Jeffrey Seabold. On June 24, 2019, the Witmer Action was removed to the United States District Court for the Central District of California and assigned docket number 2:19-cv-5488. On September 23, 2019, the Court, ordered that the Gordon, Johnston, and Witmer actions are consolidated for all purposes, including pre-trial proceedings and trial. On November 22, 2019, plaintiffs filed a consolidated complaint. The Company’s motion to dismiss is currently due on April 12, 2021 and a hearing on that motion is scheduled for July 23, 2021.
In general, the consolidated complaint alleges that our board wrongfully refused demands that the plaintiffs made to our board of directors that we should initiate litigation against the various then-current and former officers and directors based on their alleged role in the purported concealment of the Company's alleged relationship with Jason Galanis and various statements made by the Company alleged to be false and misleading. The plaintiffs seek an unspecified amount of damages to be paid by the named defendants to the Company, adoption of corporate governance reforms, and equitable and injunctive relief. We do not believe that the demands made by these shareholder derivative plaintiffs were wrongfully refused and they are not meritorious, and we intend to vigorously contest these actions on that basis.

Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our voting common stock (symbol BANC) is listed on the NYSE. Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of our voting common stock as of December 31, 2020 was 1,302. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There were three holders of record of our Class B non-voting common stock as of December 31, 2020. At December 31, 2020 there were 52,178,453 shares and 49,767,489 shares of voting common stock issued and outstanding, respectively, and 477,321 shares of Class B non-voting common stock issued and outstanding.
As of December 31, 2020, we had 191,972 shares of preferred stock issued and outstanding, consisting of 93,270 shares of 7.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation amount $1,000 per share (Series D Preferred Stock), and 98,702 shares of 7.00% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation amount $1,000 per share (Series E Preferred Stock and together with the Series D Preferred Stock, the Preferred Stock). Each series of the Preferred Stock ranks equally (pari passu) with the other series of the Preferred Stock and are senior to our common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.
Dividend Policy
The timing and amount of cash dividends paid to our preferred and common stockholders depends on our earnings, capital requirements, financial condition, regulatory approval and other relevant factors, including the discretion of the Board of Directors with respect to common stockholder dividends. Our primary source of revenue at the holding company level is dividends from the Bank, and to a lesser extent our ability to raise capital or debt. To the extent we are unable to access dividends from the Bank or are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders would likely be limited. See in Item 1A. — Risk Factors of this Annual Report on Form 10-K for a discussion regarding the holding company's reliance on dividends from the Bank for substantially all of its income and as a result the primary source of funds for cash dividends to our preferred and common stockholders. During the year ended December 31, 2020, the holding company has paid dividends in the amount of $11.8 million to its common stockholders and $13.9 million to its Series D and Series E preferred stockholders. The Bank paid dividends of $37.0 million to the holding company during the year ended December 31, 2020. For a description of the regulatory restriction on the ability of the Bank to pay dividends to the holding company, and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see Item 1 — Regulation and Supervision included in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

	Purchases of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From October 1, 2020 to October 31, 2020	5,756	$11.00	—	$33,000
From November 1, 2020 to November 30, 2020	282	$12.35	—	$33,000
From December 1, 2020 to December 31, 2020	2,183	$14.43	—	$33,000
Total	8,221	$11.96	—

Preferred Stock (Depositary Shares):
From October 1, 2020 to October 31, 2020	—	$—	—	—
From November 1, 2020 to November 30, 2020	—	$—	—	—
From December 1, 2020 to December 31, 2020	—	$—	—	—
Total	—	$—	—	—

During the three months ended December 31, 2020, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans. There were no purchases of shares of common stock during the three months ended December 31, 2020 related to the Company's previously announced stock repurchase program discussed below.
On February 10, 2020, we announced a repurchase program of up to $45 million of our common stock. The repurchase authorization expired in February 2021. Purchases were made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program depended on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions.

Stock Performance Graph
The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a comparison of stockholder total return on Banc of California, Inc.’s voting common stock with the cumulative total returns for: (i) the NYSE Composite Index; (ii) S&P 500 Financials, (iii) the Keefe, Bruyette, and Woods, Inc.'s (KBW) Bank Index, (iv) the KBW Nasdaq Regional Banking Index, and (v) the SNL Western Bank Index. The KBW Regional Banking Index and SNL Western Bank Index were added to the graph to provide additional comparisons for peers more closely associated with our size and geographic operations. The S&P 500 Financials and KBW Bank Index will be removed in the year ended December 31, 2021. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

Total Return Performance
Index Value
$200
$175
$150
$125
$100
$75
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Banc of California, Inc.
NYSE Composite
S&P 500 Financials
KBW Bank Index
KBW Nasdaq Regional Banking Index
SNL Western Bank Index

	December 31,
Index	2015	2016	2017	2018	2019	2020
Banc of California, Inc.	$100.00	$122.00	$148.90	$98.75	$130.16	$113.80
NYSE Composite	$100.00	$111.94	$132.90	$121.01	$151.87	$162.49
S&P 500 Financials	$100.00	$122.80	$150.04	$130.49	$172.41	$169.49
KBW Bank Index	$100.00	$128.51	$152.40	$125.41	$170.71	$153.11
KBW Nasdaq Regional Banking Index	$100.00	$139.02	$141.45	$116.70	$144.49	$131.91
SNL Western Bank Index	$100.00	$110.86	$123.61	$97.86	$119.35	$88.08

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
We follow accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified our most critical accounting policies and accounting estimates as: investment securities, allowance for credit losses and deferred income taxes. See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 for a description of these policies.
Adoption of the Current Expected Credit Loss (CECL) Model
On January 1, 2020, we adopted the new accounting standard, commonly known as CECL, which uses a current expected credit loss model for determining the ACL. Upon adoption, we recognized a Day 1 increase in the ACL of $6.4 million and a related after-tax decrease to retained earnings of $4.5 million. Our Day 1 ACL under the new CECL model totaled $68.1 million, or 1.14% of total loans compared to $61.7 million or 1.04% of total loans under the incurred loss model at December 31, 2019.
At December 31, 2020, the ACL totaled $84.2 million resulting in an ACL to total loans coverage ratio of 1.43%, up from 1.04% at December 31, 2019. Excluding PPP loans, the ACL to total loans coverage ratio was 1.48% at December 31, 2020. The ACL and provision for credit losses include amounts and changes from both the ALL and reserve for unfunded loan commitments.
Recent Accounting Pronouncements
See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.

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
Return on average tangible common equity, tangible common equity to tangible assets, and tangible common equity per common share constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management, investors and analysts in the analysis of our performance.
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

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.
Return on Average Tangible Common Equity

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Average total stockholders' equity	$882,050	$948,446	$995,320
Less average preferred stock	(186,209)	(216,304)	(257,428)
Less average goodwill	(37,144)	(37,144)	(37,144)
Less average other intangible assets	(3,392)	(5,246)	(7,799)
Average tangible common equity	$655,305	$689,752	$692,949

Net income	$12,574	$23,759	$45,472
Less preferred stock dividends and impact of preferred stock redemption	(13,301)	(20,652)	(21,811)
Add amortization of intangible assets	1,518	2,195	3,007
Less tax effect on amortization and impairment of intangible assets (1)	(319)	(461)	(631)
Adjusted net income	$472	$4,841	$26,037

Return on average equity	1.43%	2.51%	4.57%
Return on average tangible common equity	0.07%	0.70%	3.76%
(1) Utilized a 21% Federal statutory tax rate.

Tangible Common Equity to Tangible Assets and Tangible Common Equity per Common Share

	December 31,
($ in thousands, except per share data)	2020	2019	2018
Total stockholders' equity	$897,207	$907,245	$945,534
Less goodwill	(37,144)	(37,144)	(37,144)
Less other intangible assets	(2,633)	(4,151)	(6,346)
Less preferred stock	(184,878)	(189,825)	(231,128)
Tangible common equity (TCE)	$672,552	$676,125	$670,916

Total assets	$7,877,334	$7,828,410	$10,630,067
Less goodwill	(37,144)	(37,144)	(37,144)
Less other intangible assets	(2,633)	(4,151)	(6,346)
Tangible assets	$7,837,557	$7,787,115	$10,586,577

Total stockholders' equity to total assets	11.39%	11.59%	8.89%
Tangible common equity to tangible assets	8.58%	8.68%	6.34%

Common stock outstanding	49,767,489	50,413,681	50,172,018
Class B non-voting non-convertible common stock outstanding	477,321	477,321	477,321
Total common stock outstanding	50,244,810	50,891,002	50,649,339

Book value per common share	$14.18	$14.10	$14.10
TCE per common share	$13.39	$13.29	$13.25

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 29 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our over 600 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve all of their banking and financial needs. We continue to focus on three main initiatives designed to improve our franchise and profitability on an ongoing basis: attracting noninterest-bearing deposits and reducing our cost of deposits, optimizing the balance sheet to focus on higher-margin products while managing credit risk, and appropriately managing down expenses to the size and complexity of the business. Through these efforts, we continue to transform our franchise into a relationship-focused business bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the years ended December 31, 2020, 2019 and 2018, net (loss) income available to common stockholders was $(1.1) million, $2.6 million and $22.9 million. Diluted (loss) earnings per common share were $(0.02), $0.05 and $0.45 for the years ended December 31, 2020, 2019 and 2018. The decrease in net income available to common stockholders for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was mainly due to lower net interest income due to the strategic reduction in our balance sheet size during 2019 combined with a lower interest rate environment, higher provision for credit losses due to expected impact of the pandemic on lifetime credit losses, and higher noninterest expense related to the termination of our LAFC agreements.
Total assets were $7.88 billion at December 31, 2020, an increase of $48.9 million, or 0.6%, from $7.83 billion at December 31, 2019.
Significant financial highlights include:
•Securities available-for-sale were $1.23 billion at December 31, 2020, an increase of $318.9 million, or 34.9%, from $912.6 million at December 31, 2019. The increase was primarily the result of purchase activities, offset by call and net sale activities between periods. We lowered the amount of collateralized loan obligations in the investment securities portfolio and repositioned our securities available-for-sale portfolio in the overall lower rate environment.
•Loans receivable, net, totaled $5.82 billion at December 31, 2020, a decrease of $76.9 million, or 1.30%, from $5.89 billion at December 31, 2019. The decrease was mainly due to elevated runoff activity in our SFR mortgage and multifamily loan portfolios which decreased $360.5 million and $204.7 million, offset by growth in our commercial and industrial portfolio of $397.0 million and in our SBA portfolio of $202.5 million, the latter consisting primarily of PPP loans.
•Total deposits were $6.09 billion at December 31, 2020, an increase of $658.6 million, or 12.14%, from $5.43 billion at December 31, 2019. The increase was mainly due to our continued focus on growing relationship-based deposits, strategically augmented by wholesale funding, as we actively managed down deposit costs in response to the interest rate cuts by the Federal Reserve in March of 2020.
•Total stockholders' equity was $897.2 million at December 31, 2020, a decrease of $10.0 million, or 1.11%, from $907.2 million at December 31, 2019. The decrease was primarily the result of cash dividends on common stock of $11.8 million and preferred stock of $13.9 million, repurchases of common stock of $12.0 million, the repurchases of our Series D and Series E Preferred Stock at a price equal to or lower than par value for an aggregate amount of $4.4 million, and a $4.5 million CECL adoption charge to retained earnings, partially offset by $19.6 million of other comprehensive income on securities available-for-sale and net income of $12.6 million during the year ended December 31, 2020.
Refer to the 2019 Form 10-K filed on March 2, 2020 for discussion related to 2019 activity compared to 2018 activity.
COVID-19 Operational Update
The markets in which we operate are impacted by continuing uncertainty about the pace and strength of reopening and recovering from the COVID-19 pandemic. Despite the challenges created by the pandemic, we continue to execute on our strategic initiatives and the transformation of our balance sheet. We continue to operate 24 of our 29 branches as we temporarily consolidated some overlapping areas at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. The majority of our employees outside of our branches are working offsite with only essential employees onsite. We are classified as an 'essential' business and we have implemented social and physical safeguards for our customers and employees within all of our locations.

CARES Act Response Efforts
On March 27, 2020, the U.S. federal government signed the CARES Act into law. The CARES Act provides emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic and includes numerous measures which we are utilizing to support our customers, including deferment/forbearance provisions and the PPP.
The CARES Act initially allocated nearly $350 billion for the PPP, with an additional $310 billion added through an amendment bill several weeks later. This program was intended to assist small businesses negatively affected by the pandemic and economic downturn by providing funds for payroll and other qualifying expenses made through June 30, 2020. The program was extended through August 8, 2020. The loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for loan forgiveness if certain conditions are met.
Within seven business days of the announcement of PPP, we redeployed resources to this program in support of our clients and others seeking financial relief under the program. As of December 31, 2020, we estimate we helped businesses that represent an aggregate workforce of more than 25,000 jobs through approvals of $262 million in PPP funds. The PPP provided an opportunity to differentiate ourselves by demonstrating how true service can make a meaningful difference. We assisted several existing clients with our high touch business framework in addition to successfully attracting many new clients who are consistent with the type of commercial customers that we target in our traditional business development efforts. We continue to work through the loan forgiveness process with our clients for round one PPP loans, all of which we expect will be substantially complete by the first half of 2021.
Paycheck Protection Program Flexibility Act of 2020
On October 7, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). The extension of the deferral period under the Flexibility Act automatically applied to all PPP loans.
Economic Aid Act
The Economic Aid Act became law December 27, 2020 extending the SBA authority to make PPP loans through March 31, 2021. The SBA issued an Interim Final Rule (IFR) January 6, 2021. The IFR allows for PPP First and Second Draw Loans for eligible applicants. We have elected to continue our participation in the PPP and resumed the origination of PPP loans effective January 11, 2021.
Borrower Payment Relief Efforts
We are committed to supporting our existing borrowers and customers during this period of economic uncertainty. We actively engaged with our borrowers seeking payment relief and waived certain fees for impacted clients. One method we deployed was to offer forbearance and deferments to qualified clients.  For SFR mortgage loans, the forbearance period was initially 90 days in length and was patterned after the HUD guidelines where applicable.  With respect to our non-SFR loan portfolio, the forbearance and deferment periods were also initially 90 days in length and were permitted to be extended.
Many of our deferred loans reached the expiration of their initial 90-day deferral period and have or are nearing the expiration of their second 90 day deferral period. We are reviewing their current financial condition as we evaluate additional extension requests of deferral periods. For those commercial borrowers that demonstrate a continuing need for a deferral, we generally expect to obtain credit enhancements such as additional collateral, personal guarantees, and/or reserve requirements in order to grant an additional deferral period. We expect the legacy SFR loans to continue with a higher percentage of forbearances due to the applicable consumer regulations, however, the SFR portfolio is well secured with an average portfolio LTV below 70%.
For a discussion of the risk factors related to COVID-19, please refer to Part I, Item 1A. - Risk Factors in this Annual Report.

The following table presents the composition of our loan portfolio for borrowers that received payment relief as of December 31, 2020:

	Deferment & Forbearance(1)(2)
	December 31, 2020
($ in thousands)	Number of Loans	Amount	% of Loan Category
Commercial:
Commercial and industrial	8	$39,240	1.9%
Commercial real estate	12	57,159	7.1%
Multifamily	1	803	0.1%
SBA	10	15,302	5.6%
Total commercial	31	112,504	2.4%
Consumer:
Single family residential mortgage	123	138,771	11.3%
Other consumer	2	659	2.0%
Total consumer	125	139,430	11.0%
Total	156	$251,934	4.3%
(1)Excludes loans in forbearance that are current
(2)Excludes loans delinquent prior to COVID-19

Of the commercial loan balances on deferment as of December 31, 2020, $40.3 million are on their third deferment, $59.5 million are on their second deferment or under review, and $12.7 million are on their first deferment or under review. The loans on third deferment relate to one lending relationship and are well secured.
Our SFR mortgage portfolio has loans in both forbearance and deferral. As of December 31, 2020, SFR mortgage loans included $56.4 million of loans on forbearance and $82.4 million of loans on deferment.
We continue to actively monitor and manage all lending relationships in order to support our clients and protect the Bank.
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
Termination of LAFC Agreement
On May 22, 2020, we entered into an agreement (the “Termination Agreement”) with the LAFC to amend and terminate certain agreements that we previously entered into with LAFC in 2017 (the “LAFC Agreements”). Among other things, the LAFC Agreements had granted us the exclusive naming rights to the Banc of California Stadium, a soccer stadium of LAFC, as well as the right to be the official bank of LAFC. Pursuant to the LAFC Agreements, we agreed to pay LAFC $100 million over a period of 15 years, of which $15.9 million had been recognized as expense from January 1, 2018 through May 22, 2020. In addition to the stated contract amount of $100 million, the LAFC Agreements had obligated us to pay for other annual expenses, which have averaged approximately $500 thousand per year.
Under the Termination Agreement, we agreed to restructure our partnership to allow LAFC to expand its roster of sponsors and partners into categories that were previously exclusive to us under the LAFC Agreements and we stepped away from our naming-rights position on LAFC’s soccer stadium. We will continue to serve as LAFC’s primary banking partner, subject to any new sponsor in the financial services space that offers banking services, and remain as a partner on a number of other collaborations. As part of the Termination Agreement, we agreed to pay LAFC a $20.1 million termination fee. The LAFC Agreements are terminated, effective as of December 31, 2020 (the “Termination Date”). We will not have any continuing payment obligations to LAFC following the Termination Date.
The pre-tax impact from the Termination Agreement was a one-time charge to operations of $26.8 million during the second quarter of 2020. The charge to operations included the write-off of a prepaid advertising asset. On the date of the Termination Agreement, the Bank estimated an aggregate pre-tax cost savings of approximately $89.1 million, or approximately $7.1 million per year, over the remaining 12 ½ year life of the original LAFC Agreements.

Results of Operations
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2020	2019	2018
Interest and dividend income	$290,607	$391,111	$422,796
Interest expense	66,013	142,948	136,720
Net interest income	224,594	248,163	286,076
Provision for credit losses	29,719	35,829	31,121
Noninterest income	18,518	12,116	23,915
Noninterest expense	199,033	196,472	231,879
Income from continuing operations before income taxes	14,360	27,978	46,991
Income tax expense	1,786	4,219	4,844
Income from continuing operations	12,574	23,759	42,147
Income from discontinued operations before income taxes	—	—	4,596
Income tax expense	—	—	1,271
Income from discontinued operations	—	—	3,325
Net income	12,574	23,759	45,472
Preferred stock dividends	13,869	15,559	19,504
Less: participating securities dividends	376	483	811
Impact of preferred stock redemption	(568)	5,093	2,307
Net (loss) income available to common stockholders	$(1,103)	$2,624	$22,850
Basic earnings per common share
(Loss) income from continuing operations	$(0.02)	$0.05	$0.38
Income from discontinued operations	—	—	0.07
Net (loss) income	$(0.02)	$0.05	$0.45
Diluted earnings per common share
(Loss) income from continuing operations	$(0.02)	$0.05	$0.38
Income from discontinued operations	—	—	0.07
Net (loss) income	$(0.02)	$0.05	$0.45
Selected financial data:
Return on average assets	0.16%	0.26%	0.44%
Return on average equity	1.43%	2.51%	4.57%
Return on average tangible common equity (1)	0.07%	0.70%	3.76%
Dividend payout ratio (2)	(1,200.00)%	620.00%	115.56%
Average equity to average assets	11.47%	10.38%	9.73%
	December 31,
	2020	2019	2018
Book value per common share	$14.18	$14.10	$14.10
TCE per common share (1)	$13.39	$13.29	$13.25
Total stockholders' equity to total assets	11.39%	11.59%	8.89%
Tangible common equity to tangible assets	8.58%	8.68%	6.34%
(1)Non-GAAP measure. See non-GAAP measures for reconciliation of the calculation.
(2)Ratio of dividends declared per common share to basic earnings per common share.

Management's Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with 3 year financial performance, accompanied by narrative for 2020 and 2019 periods. For further discussion of prior period financial results presented herein, refer to prior annual reports filed on Form 10-K.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the years indicated:

	Year Ended December 31,
	2020			2019			2018
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$5,691,444	$257,300	4.52%	$7,015,283	$333,934	4.76%	$7,108,600	$329,937	4.64%
Securities	1,112,306	29,038	2.61%	1,245,995	48,134	3.86%	2,248,488	83,567	3.72%
Other interest-earning assets (2)	360,532	4,269	1.18%	339,661	9,043	2.66%	362,927	9,957	2.74%
Total interest-earning assets	7,164,282	290,607	4.06%	8,600,939	391,111	4.55%	9,720,015	423,461	4.36%
Allowance for loan losses	(78,152)			(60,633)			(54,777)
BOLI and noninterest-earning assets (3)	602,886			592,674			559,675
Total assets	$7,689,016			$9,132,980			$10,224,913
Interest-bearing liabilities:
Savings	$920,966	10,495	1.14%	$1,079,778	19,040	1.76%	$1,156,292	17,971	1.55%
Interest-bearing checking	1,810,152	8,705	0.48%	1,548,067	17,797	1.15%	1,812,980	18,261	1.01%
Money market	638,992	3,669	0.57%	809,295	13,717	1.69%	994,103	13,146	1.32%
Certificates of deposit	1,063,705	14,947	1.41%	2,145,363	50,545	2.36%	2,272,093	41,858	1.84%
Total interest-bearing deposits	4,433,815	37,816	0.85%	5,582,503	101,099	1.81%	6,235,468	91,236	1.46%
FHLB advances	749,195	18,040	2.41%	1,264,945	32,285	2.55%	1,627,608	34,995	2.15%
Securities sold under repurchase agreements	584	4	0.68%	2,166	62	2.86%	39,336	1,033	2.63%
Long-term debt and other interest-bearing liabilities	190,140	10,153	5.34%	174,148	9,502	5.46%	174,340	9,456	5.42%
Total interest-bearing liabilities	5,373,734	66,013	1.23%	7,023,762	142,948	2.04%	8,076,752	136,720	1.69%
Noninterest-bearing deposits	1,322,681			1,053,193			1,034,937
Noninterest-bearing liabilities	110,551			107,579			117,904
Total liabilities	6,806,966			8,184,534			9,229,593
Total stockholders’ equity	882,050			948,446			995,320
Total liabilities and stockholders’ equity	$7,689,016			$9,132,980			$10,224,913
Net interest income/spread		$224,594	2.83%		$248,163	2.51%		$286,741	2.67%
Net interest margin (4)			3.13%			2.89%			2.95%
Ratio of interest-earning assets to interest-bearing liabilities	133.32%			122.45%			120.35%
Total deposits(5)	$5,756,496	$37,816	0.66%	$6,635,696	$101,099	1.52%	$7,270,405	$91,236	1.25%
Total funding(6)	$6,696,415	$66,013	0.99%	$8,076,955	$142,948	1.77%	$9,111,689	$136,720	1.50%

(1)Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan losses. Nonaccrual loans are included in the average balance. Interest income includes net accretion of deferred loan (fees) and costs of $3.8 million, $(916) thousand and $612 thousand and net discount accretion on purchased loans of $500 thousand, $364 thousand and $637 thousand for the years ended December 31, 2020, 2019 and 2018. Total loans includes income from discontinued operations for the year ended December 31, 2018
(2)Includes average balance of FHLB and Federal Reserve Bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of BOLI of $110.6 million, $108.1 million and $105.8 million for the years ended December 31, 2020, 2019 and 2018.
(4)Net interest income divided by average interest-earning assets.
(5)Total deposits is the sum of interest-bearing deposits and noninterest-bearing deposits. The cost of total deposits is calculated as total interest expense on interest-bearing deposits divided by average total deposits.
(6)Total funding is the sum of interest-bearing liabilities and noninterest-bearing deposits. The cost of total funding is calculated as total interest expense on interest-bearing liabilities divided by average total funding.

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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Total loans (1)	$(60,476)	$(16,158)	$(76,634)	$(4,398)	$8,395	$3,997
Securities	(4,752)	(14,344)	(19,096)	(38,481)	3,048	(35,433)
Other interest-earning assets	525	(5,299)	(4,774)	(628)	(286)	(914)
Total interest-earning assets	(64,703)	(35,801)	(100,504)	(43,507)	11,157	(32,350)
Interest-bearing liabilities:
Savings	(2,517)	(6,028)	(8,545)	(1,243)	2,312	1,069
Interest-bearing checking	2,624	(11,716)	(9,092)	(2,843)	2,379	(464)
Money market	(2,422)	(7,626)	(10,048)	(2,705)	3,276	571
Certificates of deposit	(19,794)	(15,804)	(35,598)	(2,463)	11,150	8,687
FHLB advances	(12,554)	(1,691)	(14,245)	(8,573)	5,863	(2,710)
Securities sold under repurchase agreements	(28)	(30)	(58)	(1,054)	83	(971)
Long-term debt and other interest-bearing liabilities	863	(212)	651	(12)	58	46
Total interest-bearing liabilities	(33,828)	(43,107)	(76,935)	(18,893)	25,121	6,228
Net interest income	$(30,875)	$7,306	$(23,569)	$(24,614)	$(13,964)	$(38,578)
(1)Total loans includes income from discontinued operations for the year ended December 31, 2018.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net interest income for the year ended December 31, 2020 decreased $23.6 million to $224.6 million from $248.2 million for 2019. Net interest income was impacted by lower average interest-earning assets, as a result of targeted sales of securities and loans during 2019, in line with our strategy of remixing the loan portfolio towards relationship-based lending, offset by improved funding costs. For the year ended December 31, 2020, average interest-earning assets declined $1.44 billion to $7.16 billion, and the net interest margin increased 24 basis points to 3.13% for the year ended December 31, 2020 compared to 2.89% for 2019.
The net interest margin expanded due to a 78 basis point decrease in the average cost of funds, outpacing a 49 basis point decline in the average interest-earning assets yield. The average fed funds rate for the year ended December 31, 2020 declined to 0.36% from 2.16% for the year ended December 31, 2019. The average yield on interest-earning assets decreased to 4.06% for the year ended December 31, 2020, from 4.55% for 2019 due mostly to the impact of lower market interest rates on loan and securities yields over this time period. The average yield on loans was 4.52% for the year ended December 31, 2020, compared to 4.76% for 2019 and the average yield on securities decreased 125 basis points due mostly to CLOs repricing into the lower rate environment.
The average cost of funds decreased to 0.99% for the year ended December 31, 2020, from 1.77% for 2019. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits. The average cost of interest-bearing liabilities decreased 81 basis points to 1.23% for the year ended December 31, 2020 from 2.04% for 2019 due to the combination of actively managing deposit pricing down into the lower interest rate environment and the lower average cost of FHLB term advances resulting from maturities and refinancing certain term advances during 2020. Compared to the prior year, the average cost of interest-bearing deposits declined 96 basis points to 0.85% and the average cost of total deposits decreased 86 basis points to 0.66%. Additionally, average noninterest-bearing deposits increased by $269.5 million when compared to 2019.

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Provision for credit losses	$29,374	$36,387	$30,215
Provision for (reversal of) credit losses - unfunded loan commitments	345	(558)	906
Total provision for credit losses	$29,719	$35,829	$31,121

During the year ended December 31, 2020, the provision for credit losses totaled $29.7 million under the CECL model, compared to $35.8 million under the incurred loss model during 2019. The lower provision for credit losses was primarily the result of lower net charge-offs and lower period end loan balances of $53.5 million, offset by increases from using the new CECL model, the estimated impact of the health crisis, and higher specific reserves.
During the year ended December 31, 2019, the Company recorded a $35.8 million provision for credit losses. The provision for credit losses was driven by a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. Included in the 2019 loan loss provision was $3.0 million due to this charge-off increasing the loss factor for commercial and industrial loans used in our allowance for loan loss calculation offset by the impact of lower period end loan balances of $1.75 billion.
See further discussion in Allowance for Credit Losses included in this Item 7.

Noninterest Income
The following table presents noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Customer service fees	$5,771	$5,982	$6,315
Loan servicing income	505	679	3,720
Income from bank owned life insurance	2,489	2,292	2,176
Impairment loss on investment securities	—	(731)	(3,252)
Net gain (loss) on sale of securities available-for-sale	2,011	(4,852)	5,532
Fair value adjustment for loans held-for-sale	(1,501)	106	—
Net gain on sale of loans	245	7,766	1,932
Net loss on sale of mortgage servicing rights	—	—	(2,260)
Other income	8,998	874	9,752
Total noninterest income	$18,518	$12,116	$23,915

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Noninterest income for the year ended December 31, 2020 increased $6.4 million to $18.5 million compared to the prior year. Noninterest income in 2019 included a $4.5 million loss on the multifamily loans securitization, which was comprised of a $9.0 million loss on an interest rate swap, offset by the $4.5 million related gain on sale of loans. The loss on the multifamily loan securitization included in noninterest income was offset by a reduction in the provision for credit losses of $5.1 million. There was no similar securitization activity in 2020.
Excluding the impact of the 2019 multifamily loans securitization, noninterest income increased $1.9 million as a result of the items discussed below:
Net gain on sale of investment securities increased $6.9 million during the year ended December 31, 2020 to $2.0 million. The $2.0 million net gain on sale of investment securities resulting from the sale of $20.7 million in securities, comprised primarily of corporate securities. During the year ended December 31, 2019, in response to a changing interest rate environment we repositioned our securities available-for-sale portfolio by reducing the overall duration through sales of certain longer-duration and fixed-rate mortgage-backed securities. Additionally, we continued to strategically reduce our collateralized loan obligations exposure. During the year ended December 31, 2019, net loss on sale of investment securities was $4.9 million resulting from the sale of non-agency commercial mortgage-backed securities of $132.2 million for a gain of $9 thousand, agency mortgage-backed securities of $423.6 million for a loss of $5.0 million and collateralized loan obligations of $644.0 million for a net gain of $143 thousand. A portion of the funds from sales of investment securities during 2019 and other available cash balances were reinvested into a mix of security classes, resulting in an overall shorter duration for the securities portfolio.
Impairment losses on investment securities decreased $731 thousand to zero during the year ended December 31, 2020. During the year ended December 31, 2019, we changed our intent to sell our U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities due to our strategy to reposition the securities profile and shorten the duration of certain securities within the portfolio. As a result, we recognized impairment of $731 thousand for the year ended December 31, 2019.
Fair value adjustment for loans held for sale was lower during the year ended December 31, 2020 by $1.6 million due to decreases in the fair value of SFR mortgage loans during the year.
Excluding the above-noted $4.5 million net gain on sale of loans related to the multifamily loan securitization, net gains on sales of loans decreased $3.0 million during the year ended December 31, 2020 to $245 thousand. During the year ended December 31, 2020, we sold approximately $17.4 million in SFR mortgage loans for a net gain of approximately $245 thousand. During the year ended December 31, 2019, other net gains on sales of loans were $3.4 million resulting primarily from sales of jumbo SFR mortgage loans of $382.8 million resulting in a gain of $787 thousand and other multifamily residential loans of $178.2 million resulting in a gain of $2.9 million.
Other income was also impacted during 2020 by (i) an increase of $2.5 million related to legacy legal settlements for the benefit of the Company, (ii) lower earn-out income related to the sale of our mortgage banking division of $1.4 million, and (iii) lower other income of $2.0 million due in part to lower rental income.

Noninterest Expense
The following table presents noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Salaries and employee benefits	$96,809	$105,915	$109,974
Naming rights termination	26,769	—	—
Occupancy and equipment	29,350	31,308	31,847
Professional fees	15,736	12,212	33,652
Data processing	6,574	6,420	6,951
Advertising and promotion	3,303	8,422	12,664
Regulatory assessments	2,741	7,711	7,678
Reversal of provision for loan repurchases	(697)	(660)	(2,488)
Amortization of intangible assets	1,518	2,195	3,007
Restructuring expense	—	4,263	4,431
All other expense	17,295	16,992	19,119
Noninterest expense before (gain) loss on alternative energy partnership investments, net	199,398	194,778	226,835
(Gain) loss on alternative energy partnership investments	(365)	1,694	5,044
Total noninterest expense	$199,033	$196,472	$231,879

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Noninterest expense was $199.0 million for the year ended December 31, 2020, an increase of $2.6 million, or 1.3%, from $196.5 million for the year ended December 31, 2019. The increase was mainly due to: (i) the $26.8 million LAFC naming rights termination, (ii) a $2.5 million debt extinguishment fee, included in all other expenses, associated with the early repayment of certain FHLB term advances, and (iii) a $3.5 million increase in professional fees.. These increases were partially offset by: (i) a $9.1 million decrease in salaries and employee benefits, (ii) a $2.0 million decrease in occupancy and equipment, (iii) a $5.1 million decrease in advertising expenses, (iv) a $5.0 million decrease in regulatory assessments, (v) a $4.3 million decrease in restructuring expense, and, to a lesser extent, (vi) decreases among several other noninterest expense categories.
Salaries and employee benefits expense was $96.8 million for the year ended December 31, 2020, a decrease of $9.1 million, or 8.6%, from $105.9 million for the year ended December 31, 2019. The decrease was mainly due to decreases in commissions and temporary staff expenses, including overall reductions in headcount between periods.
Occupancy and equipment was $29.4 million for the year ended December 31, 2020, a decrease of $2.0 million or 6.3% from $31.3 million for the year ended December 31, 2019. The decrease was primarily due to overall reductions in costs, including depreciation, rent and maintenance costs between periods. These decreases were partially a result of exiting the TPMO and brokered single family lending businesses during the first quarter of 2019, as well as reductions in items such as maintenance costs attributable to decreased utilization of premises as a larger portion of employees worked remotely as a result of the pandemic.
Professional fees were $15.7 million for the year ended December 31, 2020, an increase of $3.5 million, or 28.9%, from $12.2 million for the year ended December 31, 2019. The increase in fees was the result of $8.3 million in higher legal fees due mostly to the timing of insurance recoveries related to securities litigation, indemnification and investigation between periods, offset by lower other professional service fees of $4.8 million.
Advertising costs were $3.3 million for the year ended December 31, 2020, a decrease of $5.1 million, or 60.8%, from $8.4 million for the year ended December 31, 2019. The decrease was mainly due to reductions in overall events and media spending, and lower advertising costs related to the now-terminated LAFC naming rights commitment. Advertising costs for the year ended December 31, 2020 included $2.6 million related to the now-terminated LAFC naming rights agreement compared to $6.7 million during the year ended December 31, 2019.
Regulatory assessments were $2.7 million for the year ended December 31, 2020, a decrease of $5.0 million, or 64.5%, from $7.7 million for the year ended December 31, 2019. The decrease was mainly due to a reduction in our FDIC assessment rate given the decrease in our asset size and an FDIC small bank assessment credit.
Restructuring expense was zero for the year ended December 31, 2020. For the year ended December 31, 2019, restructuring expense was $4.3 million and consisted of severance and retention costs associated with our exit from the TPMO and brokered single family lending businesses and CEO transition during the first quarter of 2019.
All other expenses were $17.3 million for the year ended December 31, 2020, an increase of $303 thousand, or 1.8%, from $17.0 million for the year ended December 31, 2019. The increase was mainly due to (i) the aforementioned $2.5 million debt extinguishment fee associated with the early repayment of $100 million in FHLB term advances, (ii) combined with $1.2 million charge to settle and conclude two legacy legal matters, partially offset by (iii) a $1.0 million decrease in capitalized software impairment charges, (iv) a $0.9 million decrease in business travel due as a result of the global pandemic and (v) $1.5 million in overall expense reductions during the year ended December 31, 2020 from our efforts to manage expenses on supplies, directors' fees, and other administrative expenditures.
Income Tax Expense
For the years ended December 31, 2020, 2019 and 2018, income tax expense from continuing operations was $1.8 million, $4.2 million and $4.8 million, resulting in an effective tax rate of 12.4%, 15.1% and 10.3%, respectively. Our 12.4% effective tax rate for the year ended December 31, 2020 differs from the 21% federal and applicable state statutory rate due to the impact of state taxes as well as various permanent tax differences.
Our effective tax rate for the year ended December 31, 2020 was lower than the effective tax rate of continuing operations for the year ended December 31, 2019 due mainly to (i) lower pre-tax income, (ii) lower state tax deductions, and (iii) the net tax effects of our qualified affordable housing partnerships and investments in alternative energy partnerships. During the year ended December 31, 2020, our qualified affordable housing partnerships resulted in a reduction of our effective tax rate as the tax deductions and credits outpaced the increase in the effective tax rate due to higher proportional amortization. This net decrease in effective tax rate due to qualified affordable housing projects was partially offset by a higher effective tax rate due to a reduction in tax credits from our investments in alternative energy partnerships.
For additional information, see Note 14 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8.

Financial Condition
Investment Securities
At December 31, 2020, 2019 and 2018, all of our investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,436	$—	$(82)	$17,354
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,591	6,793	—	106,384
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	209,426	2,571	(166)	211,831
Municipal securities	64,355	4,272	(4)	68,623
Non-agency residential mortgage-backed securities	156	4	—	160
Collateralized loan obligations	687,505	—	(9,720)	677,785
Corporate debt securities	141,975	7,319	—	149,294
Total securities available-for-sale	$1,220,444	$20,959	$(9,972)	$1,231,431
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$37,613	$—	$(1,157)	$36,456
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,543	16	(260)	91,299
Municipal securities	52,997	51	(359)	52,689
Non-agency residential mortgage-backed securities	191	5	—	196
Collateralized loan obligations	733,605	—	(15,244)	718,361
Corporate debt securities	13,500	79	—	13,579
Total securities available-for-sale	$929,449	$151	$(17,020)	$912,580
December 31, 2018
Securities available-for-sale:
SBA loan pool securities	$1,056	$2	$—	$1,058
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	492,255	10	(15,336)	476,929
Non-agency residential mortgage-backed securities	741	16	(1)	756
Non-agency commercial mortgage-backed securities	305,172	5,339	—	310,511
Collateralized loan obligations	1,691,455	11,129	(266)	1,702,318
Corporate debt securities	76,714	7,183	—	83,897
Total securities available-for-sale	$2,567,393	$23,679	$(15,603)	$2,575,469

Securities available-for-sale were $1.23 billion at December 31, 2020, an increase of $318.9 million, or 34.9%, from $912.6 million at December 31, 2019. The increase was mainly due to purchases of $371.1 million, including $193.2 million in U.S. government agency securities, $17.9 million in SBA loan pool securities, $11.4 million in municipal securities and $148.6 million in corporate debt securities, and higher net unrealized gains of $27.8 million, partially offset by principal reductions of $12.1 million, $46.1 million in calls and maturities of CLOs and $20.7 million in sales.
CLOs totaled $677.8 million and $718.4 million at December 31, 2020 and December 31, 2019. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA-rated to equity-grade tranches. At December 31, 2020, all of our CLO holdings were AAA and AA rated. We also perform ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors. We only acquire CLOs that we believe are Volcker Rule compliant.
We did not record credit impairment for any investment securities for the year ended December 31, 2020. During the year ended December 31, 2019, we changed our intent to sell our U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities due to our strategy to reposition the securities profile and shorten the duration of certain securities within the portfolio. As a result, we recognized $731 thousand of OTTI for the year ended December 31, 2019. As of December 31, 2018, we changed our intent to sell our non-agency commercial mortgage-backed securities in an unrealized loss position due to our strategy to reposition our securities profile and recognized $3.3 million of OTTI for the year ended December 31, 2018.
We monitor our securities portfolio to ensure it has adequate credit support. As of December 31, 2020, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at December 31, 2020, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of December 31, 2020, all of our investment securities received an investment grade credit rating.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and yield information of the investment securities portfolio as of December 31, 2020:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$17,354	1.71%	$—	—%	$—	—%	$—	—%	$17,354	1.71%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	30,243	2.20%	76,141	2.35%	106,384	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	113,227	0.71%	11,438	2.01%	44,451	1.36%	42,715	0.31%	211,831	0.83%
Municipal securities	—	—%	—	—%	9,456	2.60%	59,167	2.62%	68,623	2.62%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	160	6.35%	160	6.35%
Collateralized loan obligations	677,785	1.86%	—	—%	—	—%	—	—%	677,785	1.86%
Corporate debt securities	—	—%	131,829	5.01%	17,465	5.73%	—	—%	149,294	5.08%
Total securities available-for-sale	$808,366	1.70%	$143,267	4.77%	$101,615	2.40%	$178,183	1.93%	$1,231,431	2.14%
Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $1.4 million and $22.6 million at December 31, 2020 and December 31, 2019 and consisted mainly of repurchased conforming SFR mortgage loans and repurchased GNMA loans that were previously sold and became delinquent more than 90 days. The $21.2 million, or 93.8%, decrease was mainly due to sales and payoffs of $19.0 million and a decrease in fair value of $1.5 million. At December 31, 2020, there was $654 thousand in loans held-for-sale on non-accrual status.

Loans Receivable, Net
The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Commercial and industrial	$2,088,308	35.3%	$1,691,270	28.4%	$1,944,142	25.2%	$1,701,951	25.5%	$1,522,960	25.2%
Commercial real estate	807,195	13.7%	818,817	13.7%	867,013	11.3%	717,415	10.8%	729,959	12.1%
Multifamily	1,289,820	21.9%	1,494,528	25.2%	2,241,246	29.2%	1,816,141	27.3%	1,365,262	22.6%
SBA (1)	273,444	4.6%	70,981	1.2%	68,741	0.9%	78,699	1.2%	73,840	1.2%
Construction	176,016	3.0%	231,350	3.9%	203,976	2.6%	182,960	2.7%	125,100	2.1%
Lease financing	—	—%	—	—%	—	—%	13	—%	379	0.1%
Consumer:
Single family residential mortgage	1,230,236	20.9%	1,590,774	26.7%	2,305,490	29.9%	2,055,649	30.9%	2,106,630	34.9%
Other consumer	33,386	0.6%	54,165	0.9%	70,265	0.9%	106,579	1.6%	110,622	1.8%
Total loans (2)	5,898,405	100.0%	5,951,885	100.0%	7,700,873	100.0%	6,659,407	100.0%	6,034,752	100.0%
Allowance for loan losses	(81,030)		(57,649)		(62,192)		(49,333)		(40,444)
Total loans receivable, net	$5,817,375		$5,894,236		$7,638,681		$6,610,074		$5,994,308
(1)Includes PPP loans totaling $210.0 million, which included $1.6 million of net unamortized loan fees at December 31, 2020. There were no PPP loans outstanding at December 31, 2019, 2018, 2017, and 2016.
(2)Total loans includes deferred loan origination costs/(fees) and premiums/(discounts), net of $6.2 million, $14.3 million, $17.7 million, $6.4 million, and $9.2 million at December 31, 2020, 2019, 2018, 2017 and 2016.
Total loans were $5.90 billion at December 31, 2020, a decrease of $53.5 million, or 0.9%, from $5.95 billion at December 31, 2019. The decrease was mainly due to lower SFR mortgage loans of $360.5 million, multifamily loans of $204.7 million, and construction loans of $55.3 million offset by a higher commercial and industrial (“C&I”) loans of $397.0 million and SBA loans of $202.5 million. The decline in SFR mortgage loans was attributed to payoffs as the loans were refinanced away in the lower rate environment, offset by loan purchases given we no longer originate this loan type. The decline in multifamily and construction loans is attributed to general fluctuations in volume and payoffs due to the low interest rate environment, offset by both loan originations and purchases. The increase in C&I loans was primarily the result of our focus on attracting new relationships and expanding of existing relationships, as well as increases in warehouse credit facilities driven by the refinancing activity in the lower interest rate environment. The increase in SBA loans was attributable to the funding of loans under the SBA's PPP. At December 31, 2020, SBA loans included $210.0 million of PPP loans, net of fees.
During the year ended December 31, 2020, we originated $902.2 million, excluding our warehouse credit facility volumes, and purchased $285.3 million in loans, including $149.7 million of SFR mortgage loans, $120.9 million of multifamily loans, and $14.8 million in construction loans. The loan purchases were designed to augment originations as we continue to remix our loan portfolio and manage down our SFR and multifamily loan portfolios.
We continue to remix our real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. SFR mortgage and multifamily loans comprised 42.8% of the total held-for-investment loan portfolio as compared to 51.9% one year ago. Commercial real estate loans comprised 13.7% of the loan portfolio and commercial and industrial loans constituted 35.3%. As of December 31, 2020, loans secured by residential real estate (single family, multifamily, single family construction, and warehouse credit facilities) represent approximately 68% of our total loans outstanding.

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The following table summarizes the balances of the C&I portfolio by industry concentration and the percentage of total outstanding C&I loan balances:

	December 31, 2020
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and insurance (includes Warehouse lending)	$1,397,278	67%
Real Estate & Rental Leasing	245,748	12%
Gas Stations	69,743	3%
Healthcare	69,381	3%
Wholesale Trade	38,700	2%
Television / Motion Pictures	38,416	2%
Manufacturing	34,276	2%
Food Services	30,280	1%
Other Retail Trade	20,759	1%
Professional Services	16,572	1%
Transportation	5,286	—%
Accommodations	1,452	—%
All other	120,417	6%
Total	$2,088,308	100%

The following table presents the contractual maturity with the weighted-average contractual yield of the loan portfolio as of December 31, 2020:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Commercial:
Commercial and industrial	$1,477,330	3.52%	$395,036	4.17%	$186,501	3.94%	$29,441	3.25%	$2,088,308	3.68%
Commercial real estate	39,182	4.79%	205,250	4.63%	522,678	4.50%	40,085	3.54%	807,195	4.50%
Multifamily	44,986	5.58%	43,042	4.32%	154,589	3.81%	1,047,203	4.26%	1,289,820	4.25%
SBA	1,819	4.82%	223,001	1.21%	29,549	4.92%	19,075	4.65%	273,444	1.87%
Construction	103,755	4.93%	72,261	4.51%	—	—%	—	—%	176,016	4.76%
Consumer:
Single family residential mortgage	12,249	3.30%	19,404	3.64%	106	4.35%	1,198,477	4.47%	1,230,236	4.45%
Other consumer	5,429	4.87%	3,355	3.73%	1,464	4.58%	23,138	4.29%	33,386	4.34%
Total	$1,684,750	3.69%	$961,349	3.60%	$894,887	4.28%	$2,357,419	4.35%	$5,898,405	4.03%

The following table presents the interest rate profile of the loan portfolio due after one year at December 31, 2020:

	Due After One Year
($ in thousands)	Fixed Rate	Variable Rate	Total
Commercial:
Commercial and industrial	$222,745	$388,233	$610,978
Commercial real estate	433,049	334,964	768,013
Multifamily	26,102	1,218,732	1,244,834
SBA	233,758	37,867	271,625
Construction	31,484	40,777	72,261
Consumer:
Single family residential mortgage	103,247	1,114,740	1,217,987
Other consumer	433	27,524	27,957
Total	$1,050,818	$3,162,837	$4,213,655
Loan Originations, Purchases, Sales and Repayments
The following table presents loan originations, purchases, sales, and repayment activities, excluding loans originated for sale, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Origination by rate type:
Variable rate:
Commercial and industrial	$272,616	$356,052	$257,735
Commercial real estate	44,806	141,377	93,530
Multifamily	132,836	442,525	738,291
SBA	6,393	15,313	1,964
Construction	8,139	12,792	22,281
Single family residential mortgage	5,404	315,920	1,013,087
Other consumer	37	1,350	7,204
Total variable rate	470,231	1,285,329	2,134,092
Fixed rate:
Commercial and industrial	71,388	93,583	178,663
Commercial real estate	59,565	17,455	159,726
Multifamily	22,773	5,900	—
SBA	265,609	11,148	350
Construction	12,594	—	90,675
Total fixed rate	431,929	128,086	429,414
Total loans originated	902,160	1,413,415	2,563,506
Purchases:
Multifamily	120,900	—	—
Construction	14,750	—	—
Single family residential mortgage	149,687	—	59,481
Total loans purchased	285,337	—	59,481
Transferred to loans held-for-sale	—	(1,139,597)	(376,561)
Other items:
Net repayment activity (1)	(1,640,193)	(2,011,889)	(1,503,819)
Warehouse credit facilities activity, net (2)	399,216	(10,917)	298,859
Total other items	(1,240,977)	(2,022,806)	(1,204,960)
Net (decrease) increase	$(53,480)	$(1,748,988)	$1,041,466
(1)Amounts represent disbursements on credit lines, principal paydowns and payoffs and other net activity for loans subsequent to origination (excluding our warehouse credit facilities).
(2)Amounts represent net disbursement and repayment activity subsequent to origination for our warehouse credit facilities which are included in commercial and industrial loans.

Non-Traditional Mortgage Portfolio
Our NTM portfolio is comprised of three interest only products: Green Loans, fixed or adjustable rate hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2020 and 2019, the NTM loans totaled $437.1 million, or 7.4% of total loans, and $600.7 million, or 10.1% of total loans, respectively. Total NTM portfolio decreased by $163.5 million, or 27.2%, during the period. The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2020			2019			2018			2017			2016
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	48	$31,587	7.2%	69	$49,959	8.3%	88	$67,729	8.2%	101	$82,197	10.2%	107	$87,469	9.9%
Interest only - first liens	283	401,640	91.9%	376	545,371	90.8%	519	753,061	91.1%	468	717,484	88.9%	522	784,364	88.6%
Negative amortization	8	2,288	0.5%	9	3,027	0.5%	11	3,528	0.4%	11	3,674	0.5%	22	9,756	1.1%
Total NTM - first liens	339	435,515	99.6%	454	598,357	99.6%	618	824,318	99.7%	580	803,355	99.6%	651	881,589	99.6%
Green Loans (HELOC) - second liens	5	1,598	0.4%	7	2,299	0.4%	10	2,413	0.3%	12	3,578	0.4%	12	3,559	0.4%
Total NTM loans	344	$437,113	100.0%	461	$600,656	100.0%	628	$826,731	100.0%	592	$806,933	100.0%	663	$885,148	100.0%
Percentage to total loans	7.4%			10.1%			10.7%			12.1%			14.7%

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

The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2020:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens (1)	21	$12,240	27	$19,347	—	$—	—	$—	48	$31,587
Interest only - first liens (2)	—	—	—	—	—	—	283	401,640	283	401,640
Negative amortization (3)	—	—	—	—	—	—	8	2,288	8	2,288
Total NTM - first liens	21	12,240	27	19,347	—	—	291	403,928	339	435,515
Green Loans (HELOC) - second liens (1)	1	—	4	1,598	—	—	—	—	5	1,598
Total NTM loans	22	$12,240	31	$20,945	—	$—	291	$403,928	344	$437,113
(1)Green Loans typically have a 15 year balloon maturity.
(2)Interest Only loans typically switch to an amortizing basis after 5, 7, or 10 years.
(3)At December 31, 2020, all negative amortization loans had outstanding balances less than their original principal balances.

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
At December 31, 2020, Green Loans totaled $33.2 million, a decrease of $19.1 million, or 36.5% from $52.3 million at December 31, 2019, primarily due to reductions in principal balance and payoffs. As of December 31, 2020 and 2019, $4.0 million and $1.5 million of our Green Loans were nonperforming. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through our loan terms and underwriting standards, including our policies on loan-to-value ratios and our contractual ability to curtail loans when the value of underlying collateral declines.
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
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $401.6 million at December 31, 2020, a decrease of $143.7 million, or 26.4%, from $545.4 million at December 31, 2019. The decrease between periods was primarily due to paydowns and amortization. As of December 31, 2020 and 2019, $4.7 million and $11.5 million of the interest only loans were nonperforming.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $2.3 million at December 31, 2020, a decrease of $739 thousand, or 24.4%, from $3.0 million as of December 31, 2019. We discontinued origination of negative amortization loans in 2007. At December 31, 2020 and 2019, none of the loans with the potential for negative amortization were nonperforming. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the loan terms and underwriting standards, including our policies on LTV ratios.

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
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM are LTV ratios and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10% or more and a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which may require an increase in the ALL we need to establish for potential losses. A report is prepared and regularly monitored.
We proactively manage the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. We conduct regular meetings to review the loans classified as special mention, substandard, or doubtful and determine whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. During the year ended December 31, 2020, we made no curtailment in available commitments on Green Loans.
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
NTM loans may entail greater risk than do traditional SFR mortgage loans. For additional information regarding NTMs, see Note 5 — Loans and Allowance for Credit Losses of the Notes to Consolidated Financial Statements included in Item 8.

Asset Quality
Past Due Loans
The following table presents a summary of total loans that were past due at least 30 days but less than 90 days as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Traditional loans:
Commercial:
Commercial and industrial	$67	$6,450	$1,946	$3,731	$875
Commercial real estate	—	—	582	—	—
Multifamily	—	—	356	—	—
SBA	980	1,428	628	3,578	17
Construction	—	—	939	—	1,529
Consumer:
Single family residential mortgage	7,816	17,248	10,481	10,232	12,570
Other consumer	277	239	3,705	3,607	10,956
Total traditional loans	9,140	25,365	18,637	21,148	25,947
NTM loans:
Single family residential mortgage:
Green Loans (HELOC) - first liens	2,512	4,438	4,099	5,999	—
Interest only - first liens	2,329	3,070	3,948	4,940	4,193
Total NTM loans	4,841	7,508	8,047	10,939	4,193
Purchased credit impaired loans(1):
SBA	—	—	—	—	532
Single family residential mortgage	—	—	—	—	14,546
Total purchased credit impaired loans	—	—	—	—	15,078
Total Loans	$13,981	$32,873	$26,684	$32,087	$45,218
(1)Purchased credit impaired loans relates to methodology under the previous incurred loss model of GAAP. Subsequent to the adoption of CECL on January 1, 2020, purchased credit impaired was replaced with methodology related to purchased credit deteriorated.
Traditional loans that were past due at least 30 days but less than 90 days totaled $9.1 million at December 31, 2020, a decrease of $16.2 million, or 64.0%, from $25.4 million at December 31, 2019. The decrease was mainly due to decreases in commercial and industrial, SBA and SFR loans. The decrease in commercial and industrial loans for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily the result of the migration to non-accrual status of one loan with a real estate developer totaling $5.0 million. The decrease in SFR mortgage for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily the result of one $9.0 million loan returning to accrual status.
The decrease in NTM loans that were past due at least 30 days but less than 90 days was due to decreases in total NTM loans between periods. There were 4 Green Loans that were past due at least 30 days but less than 90 days at December 31, 2020.

Non-performing Assets
The following table presents a summary of nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Commercial:
Commercial and industrial	$13,821	$19,114	$5,455	$3,723	$3,544
Commercial real estate	4,654	—	—	—	—
SBA	3,749	5,230	2,574	1,781	619
Lease financing	—	—	—	—	109
Consumer:
Single family residential mortgage	13,519	18,625	12,929	9,347	10,287
Other consumer	157	385	627	4,531	383
Total nonaccrual loans	35,900	43,354	21,585	19,382	14,942
Loans past due over 90 days or more and still on accrual	728	—	470	—	—
Other real estate owned	—	—	672	1,796	2,502
Total nonperforming assets	$36,628	$43,354	$22,727	$21,178	$17,444
Performing troubled debt restructured loans	$4,733	$6,621	$5,745	$5,646	$4,827

The $7.5 million decrease in nonaccrual loans during the year was primarily due to $49.4 million in loans returned to accrual status and other pay offs or pay downs, offset by $41.9 million of loans placed on nonaccrual status. As of December 31, 2020, $17.7 million, or 48% of nonperforming loans relates to loans in a current payment status.
At December 31, 2020, non-performing loans included (i) a legacy relationship totaling $7.5 million, or 20% of total non-performing loans, that is well-secured by a combination of commercial real estate and single-family residential properties with an average loan-to-value ratio of 51%, (ii) other single-family residential loans totaling $13.5 million, or 37% of total non-performing loans, and (iii) other commercial loans of $15.6 million, or 43% of total non-performing loans.
With respect to loans that were on nonaccrual status as of December 31, 2020, the gross interest income that would have been recorded during the year ended December 31, 2020 had such loans been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2020 (or since origination, if held for part of the year ended December 31, 2020), was $2.4 million. The amount of interest income on such loans that was included in net income for the year ended December 31, 2020 was $375 thousand.
The following table presents a summary of nonperforming NTM loans that are included in the above table as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Green Loans (HELOC) - first liens	$3,967	$1,539	$—	$—	$—
Interest only - first liens	4,730	11,480	—	1,171	467
Negative amortization	—	—	—	—	—
Total NTM - first liens	8,697	13,019	—	1,171	467
Green Loans (HELOC) - second liens	—	—	—	—	—
Total NTM - second liens	—	—	—	—	—
Total NTM loans	$8,697	$13,019	$—	$1,171	$467

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

At December 31, 2020 and 2019, we had 13 and 25 loans with an aggregate balance of $9.0 million and $21.8 million classified as TDRs. When a loan becomes a TDR we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing.
At December 31, 2020, of the 13 loans classified as TDRs, 10 loans totaling $4.7 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status. At December 31, 2019, of the 25 loans classified as TDRs, 14 loans totaling $6.6 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status.
As of December 31, 2020, we had $170.4 million of loans that would have been considered a TDR under GAAP but were provided relief from TDR accounting under the CARES Act.
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
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allocation allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allocation allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its specific allocation allowances are subject to review by their regulators, which may order the establishment of additional general or specific loss allocation allowances.
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for the Bank's classification of assets, the Bank regularly reviews the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2020 and 2019, we had classified assets (including OREO) totaling $90.7 million and $102.0 million. The total amount classified represented 1.15% and 1.30% of our total assets at December 31, 2020 and 2019.
The following table presents the risk categories for total loans as of December 31, 2020:

	December 31, 2020
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$2,019,701	$17,232	$51,375	$—	$2,088,308
Commercial real estate	760,612	30,485	16,098	—	807,195
Multifamily	1,284,995	2,853	1,972	—	1,289,820
SBA	264,851	3,275	4,837	481	273,444
Construction	167,485	8,531	—	—	176,016
Consumer:
Single family residential mortgage	1,202,758	11,853	15,625	—	1,230,236
Other consumer	31,823	1,215	348	—	33,386
Total loans	$5,732,225	$75,444	$90,255	$481	$5,898,405

The following table presents the risk categories for total loans as of December 31, 2019:

	December 31, 2019
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	1,580,269	45,323	65,678	—	1,691,270
Commercial real estate	813,846	2,532	2,439	—	818,817
Multifamily	1,484,931	4,256	5,341	—	1,494,528
SBA	60,982	2,760	5,621	1,618	70,981
Construction	229,771	1,579	—	—	231,350
Consumer:
Single family residential mortgage	1,559,253	10,735	20,269	517	1,590,774
Other consumer	53,331	346	488	—	54,165
Total loans	$5,782,383	$67,531	$99,836	$2,135	$5,951,885

Allowance for Credit Losses (ACL)
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses:
Allowance for loan losses (ALL)	$81,030	$57,649	$62,192	$49,333	$40,444
Reserve for unfunded loan commitments	3,183	4,064	4,622	3,716	2,385
Total allowance for credit losses (ACL)	$84,213	$61,713	$66,814	$53,049	$42,829

ALL to total loans	1.37%	0.97%	0.81%	0.74%	0.67%
ACL to total loans	1.43%	1.04%	0.87%	0.80%	0.71%
ACL to total loans, excluding PPP loans	1.48%	1.04%	0.87%	0.80%	0.71%
Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. We adopted CECL on January 1, 2020 and in calculating our ACL under this methodology we use a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during December 2020 (i.e.GDP growth rates, unemployment rates, etc.). Our Company-specific economic view recognizes that the foreseeable future continues to be uncertain with respect to the rollout of the approved vaccines for COVID-19; the lack of clarity regarding the impact of the most recent government stimulus; the continued unknown impact of the COVID-19 pandemic on the economy and certain industry segments; and the unknown benefit from Federal Reserve and other government actions. Accordingly, the ACL level and resulting provision reflect these uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL, which includes the reserve for unfunded loan commitments, totaled $84.2 million, or 1.43% of total loans at December 31, 2020 compared to $61.7 million or 1.04% at December 31, 2019. The $22.5 million increase in the ACL during the year ended December 31, 2020 was due to (i) a $6.4 million charge to retained earnings as a result of the adoption of ASU No. 2016-13, and (ii) provisions of $29.7 million due to the impact of changes in loan balances, updated forecasts due to the deterioration in the economic forecast with the onset of the pandemic during 2020, and changes in credit quality metrics and specific reserves, offset by (iii) net charge-offs of $13.6 million. The ACL coverage of nonperforming loans was 230% at December 31, 2020 compared to 142% at December 31, 2019.
We recorded a provision for credit losses of $29.7 million, $35.8 million and $31.1 million, for the years ended December 31, 2020, 2019 and 2018. The 2020 provision for credit losses of $29.7 million was comprised of $18.6 million in general reserves,

$10.8 million in specific reserves, and $345 thousand related to unfunded commitments. The general provision is due mostly to updated forecasts due to the deterioration in the economic forecast with the onset of the pandemic during 2020.In comparison, the 2019 provision for credit losses of $35.8 million was due mostly to a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. In addition, this charge-off increased the loss factor used in our allowance for loan loss for commercial and industrial loans, resulting in an additional loan loss provision of $3.0 million. Excluding this charge-off, during the year ended December 31, 2019, the provision for credit losses and ACL were positively impacted by the $1.75 billion reduction in loan balances, partially offset by higher classified loans which increased from $80.8 million at December 31, 2018 to $102.0 million at December 31, 2019. In particular, a $24.9 million commercial and industrial loan was downgraded during the fourth quarter of 2019 and was subsequently resolved by the end of 2020.
In connection with the $35.1 million charge-off, on October 22, 2019, the Bank filed a complaint in U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. On October 2, 2020, the case was re-filed in the Superior Court of the State of California, County of San Diego (Case 37-2020-00034947) asserting claims for Fraud, Aiding and Abetting Fraud, Conspiracy to Defraud, Negligent Misrepresentation, Breach of Fiduciary Duty, Negligence, Money Had And Received, and Conversion. On February 9, 2021, an Amended Complaint was filed asserting claims for Fraud, Aiding and Abetting Fraud, Conspiracy to Defraud, Negligent Misrepresentation, Breach of Fiduciary Duty, Negligence, Money Had And Received, Conversion, Violation of Penal Code Section 496, Violation of Corporations Code Section 25504.1, and Violation of Business & Professions Code Section 17200.We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard.
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
The following table presents information regarding nonperforming assets as of the periods indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Loans past due over 90 days or more still on accrual	$728	$—	$470	$—	$—
Nonaccrual loans	35,900	43,354	21,585	19,382	14,942
Total nonperforming loans	36,628	43,354	22,055	19,382	14,942
Other real estate owned	—	—	672	1,796	2,502
Total nonperforming assets	$36,628	$43,354	$22,727	$21,178	$17,444

The following table presents information regarding activity in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses (ALL)
Balance at beginning of year	$57,649	$62,192	$49,333	$40,444	$35,533
Impact of adopting ASU 2016-13	7,609	—	—	—	—
Charge-offs	(15,417)	(41,766)	(18,499)	(5,581)	(2,618)
Recoveries	1,815	836	1,143	771	2,258
Net charge-offs	(13,602)	(40,930)	(17,356)	(4,810)	(360)
Provision for credit losses	29,374	36,387	30,215	13,699	5,271
Balance at end of year	$81,030	$57,649	$62,192	$49,333	$40,444

Reserve for unfunded loan commitments
Balance at beginning of year	$4,064	$4,622	$3,716	$2,385	$2,067
Impact of adopting ASU 2016-13	(1,226)	—	—	—	—
Provision for (reversal of) credit losses	345	(558)	906	1,331	318
Balance at end of year	$3,183	$4,064	$4,622	$3,716	$2,385

Allowance for credit losses (ACL)	$84,213	$61,713	$66,814	$53,049	$42,829

Ratio of net charge-offs to average loans	0.24%	0.59%	0.25%	0.07%	0.01%

The following table presents the ALL allocation among loans portfolio as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
($ in thousands)	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans
Commercial:
Commercial and industrial	$20,608	35.3%	$22,353	28.4%	$18,191	25.2%	$14,280	25.5%	$7,584	25.2%
Commercial real estate	19,074	13.7%	5,941	13.8%	6,674	11.3%	4,971	10.8%	5,467	12.1%
Multifamily	22,512	21.9%	11,405	25.1%	17,970	29.2%	13,265	27.3%	11,376	22.6%
SBA	3,145	4.6%	3,120	1.2%	1,827	0.9%	1,701	1.2%	939	1.2%
Construction	5,849	3.0%	3,906	3.9%	3,461	2.6%	3,318	2.7%	2,015	2.1%
Lease financing	—	—%	—	—%	—	—%	—	—%	6	0.1%
Consumer:
Single family residential mortgage	9,191	20.9%	10,486	26.7%	13,128	29.9%	10,996	30.9%	12,075	34.9%
Other consumer	651	0.6%	438	0.9%	941	0.9%	802	1.6%	982	1.8%
Total	$81,030	100.0%	$57,649	100.0%	$62,192	100.0%	$49,333	100.0%	$40,444	100.0%

Alternative Energy Partnerships
We invest in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits) and other tax benefits. These investments help promote the development of renewable energy sources and lower the cost of housing for residents by lowering homeowners’ monthly utility costs.
The following table presents the activity related to our investment in alternative energy partnerships for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of period	$29,300	$28,988	$48,826
New funding	3,631	806	—
Return of unused capital	—	—	(1,027)
Change in unfunded equity commitments	(3,225)	3,225	—
Cash distribution from investments	(2,094)	(2,025)	(13,767)
Gain (loss) on investments using HLBV method	365	(1,694)	(5,044)
Balance at end of period	$27,977	$29,300	$28,988
Unfunded equity commitments	$—	$3,225	$—

Our returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. The balance of these investments was $28.0 million and $29.3 million at December 31, 2020 and December 31, 2019.
During the year ended December 31, 2020, we funded $3.6 million for our alternative energy partnerships and did not receive any return of capital from our alternative energy partnerships. During the year ended December 31, 2019, we did not receive any return of capital and funded $806 thousand into these partnerships. During the year ended December 31, 2018, we received a return of capital of $1.0 million and did not fund into these partnerships.
During the years ended December 31, 2020, 2019 and 2018, we recognized a gain on investment of $365 thousand and losses on investment of $1.7 million and $5.0 million through our application of the HLBV method of accounting. The HLBV gains for the year ended December 31, 2020 were largely driven by lower tax depreciation on equipment and fewer energy tax credits utilized which reduces the amount distributable to the investee in a hypothetical liquidation under the contractual liquidation provisions. Included in income tax expense are investment tax credits of zero, $3.4 million and $9.6 million and tax expense (benefit) related to the gains (losses) on investments of $45 thousand, $(362) thousand, and $1.0 million for the years ended December 31, 2020, 2019 and 2018.
For additional information, see Note 1 — Summary of Significant Accounting Policies and Note 21 — Variable Interest Entities of the Notes to the Consolidated Financial Statements included in Item 8.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	December 31, 2020		December 31, 2019
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$1,559,248	25.6%	$1,088,516	20.1%	$470,732
Interest-bearing demand deposits	2,107,942	34.6%	1,533,882	28.2%	574,060
Money market accounts	714,297	11.7%	715,479	13.2%	(1,182)
Savings accounts	932,363	15.3%	885,246	16.3%	47,117
Certificates of deposit of $250,000 or less	316,585	5.2%	582,772	10.7%	(266,187)
Certificates of deposit of more than $250,000	455,365	7.6%	621,272	11.5%	(165,907)
Total deposits	$6,085,800	100.0%	$5,427,167	100.0%	$658,633

Total deposits were $6.09 billion at December 31, 2020, an increase of $658.6 million, or 12.1%, from $5.43 billion at December 31, 2019. We continue to focus on growing relationship-based deposits, strategically augmented by wholesale funding, as we actively managed down deposit costs in response to the interest rate cuts by the Federal Reserve in March of 2020. Noninterest-bearing deposits totaled $1.56 billion and represented 25.6% of total deposits at December 31, 2020 compared to $1.09 billion and 20.1% at December 31, 2019.
During the year ended December 31, 2020, demand deposits increased by $1.04 billion, consisting of increases of $470.7 million in noninterest-bearing deposits and $574.1 million in interest-bearing demand deposits. In addition, savings accounts increased $47.1 million, offset by a decrease of $1.2 million in money market accounts and $432.1 million in time deposits.
Brokered deposits were $26.2 million at December 31, 2020, an increase of $16.2 million from $10.0 million at December 31, 2019.
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2020:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$124,316	$66,609	$78,934	$46,726	$316,585
Certificates of deposit of more than $250,000	359,680	24,112	29,338	42,235	455,365
Total certificates of deposit	$483,996	$90,721	$108,272	$88,961	$771,950

For additional information, see Note 11 — Deposits of the Notes to Consolidated Financial Statements included in Item 8.
Borrowings
We utilize FHLB advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintain additional borrowing availabilities from the Federal Reserve Discount Window and unsecured federal funds lines of credit.
Advances from the FHLB decreased $655.2 million, or 54.8%, to $539.8 million, net of unamortized debt issuance costs of $6.2 million, as of December 31, 2020, primarily due to maturities of short-term and overnight advances of $425.0 million and net repayment of long-term advances of $224.0 million, including the early repayment of $100.0 million in FHLB long-term advances with a weighted average interest rate of 2.07% for which we incurred a $2.5 million extinguishment fee. In addition, during the year ended December 31, 2020, we refinanced $111.0 million of our term advances into the lower market interest rates.
At December 31, 2020, FHLB advances included $85.0 million overnight borrowings, $50.0 million maturing within six months, and $411.0 million maturing beyond six months with a weighted average life of 5.0 years and weighted average interest rate of 2.53%.
We did not utilize repurchase agreements at December 31, 2020 or 2019.
For additional information, see Note 12 — Federal Home Loan Bank Advances and Short-term Borrowings of the Notes to Consolidated Financial Statements included in Item 8.
Long-Term Debt
The following table presents our long-term debt as of the dates indicated:

	December 31,
	2020		2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,291)	$175,000	$(1,579)
4.375% subordinated notes due October 30, 2030	85,000	(2,394)	—	—
Total	$260,000	$(3,685)	$175,000	$(1,579)
At December 31, 2020, we were in compliance with all covenants under our long-term debt agreements.

On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of our 4.375% fixed-to-floating rate subordinated notes due October 30, 2030 (the “Subordinated Notes”). Net proceeds after debt issuance costs were approximately $82.6 million.
For additional information, see Note 13 – Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 8.
Loan Repurchase Reserve
We maintain a reserve for potential losses on loans that are off of our balance sheet, but are subject to certain repurchase provisions, which we refer to as the "Loan Repurchase Reserve." This reserve totaled $5.5 million at December 31, 2020, a decrease of $686 thousand, or 11.1%, from $6.2 million at December 31, 2019. The decrease was due to pay downs and run-off of the underlying off balance sheet portfolio. During the year ended December 31, 2019, we established new loan repurchase reserves of $4.6 million, which included $4.4 million associated with our multifamily securitization.
Provisions added to the loan repurchase reserve are initially recorded against noninterest income at the time of sale, and any subsequent increase or decrease in the provision is then recorded under noninterest expense on the consolidated statements of operations as an increase or decrease to provision for loan repurchases. Initial provisions for loan repurchases were $11 thousand, $4.6 million and $126 thousand, respectively, and subsequent reversals in the provision were $697 thousand, $660 thousand and $2.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018.
We believe that all repurchase demands received were adequately reserved for at December 31, 2020. For additional information, see Note 15 — Loan Repurchase Reserve of the Notes to Consolidated Financial Statements included in Item 8.
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
As a result of current economic conditions, including government stimulus in response to the pandemic, we have participated in the elevated levels of liquidity in the marketplace. A portion of the additional liquidity is viewed as short-term as it is expected to be used by clients in the near term and, accordingly, we have maintained higher levels of liquid assets. We have not observed a change in the level of clients' credit line usage and as the Bank's first and second draw PPP loans are expected to be forgiven over a range of approximately 3 to 15 months, we expect additional liquidity that will likely be used to lower wholesale funding as it matures.
Banc of California, N.A.
During the second quarter of 2020, we expanded our existing secured borrowing capacity with the Federal Reserve Bank through its BIC program. As a result, our borrowing capacity with the Federal Reserve Bank increased from $16.7 million at December 31, 2019 to $422.4 million at December 31, 2020. Prior to participating in the BIC program, the Bank had pledged certain securities as collateral for access to the discount window. At December 31, 2020, the Bank has pledged certain qualifying loans with an unpaid principal balance of $856.2 million and securities with a carrying value of $23.7 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the years December 31, 2020 and 2019.

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
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the year ended December 31, 2020, the Bank paid $37.0 million of dividends to Banc of California, Inc. At December 31, 2020, Banc of California, Inc. had $138.0 million in cash, all of which was on deposit at the Bank.
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expired in February 2021. During the year ended December 31, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million.
During the year ended December 31, 2020, we repurchased depositary shares representing shares of our Series D and Series E preferred stock. The aggregate total consideration for the Series D and Series E depositary shares purchased was $2.7 million and $1.7 million. The $568 thousand difference between the consideration paid and the $4.9 million aggregate carrying value of the Series D Preferred Stock and Series E Preferred Stock was reclassified to retained earnings and resulted in an increase to net income allocated to common stockholders. On February 11, 2021, we issued a redemption notice to redeem all of our outstanding Series D Preferred Stock, and the corresponding Series D Depositary Shares, on March 15, 2021. The redemption price for the Series D Preferred Stock will be $1,000 per share (equivalent to $25 per Series D Depositary Share). Upon redemption, the Series D Preferred Stock and the Series D Depositary Shares will no longer be outstanding and all rights with respect to such stock and depositary shares will cease and terminate, except the right to payment of the redemption price. Also upon redemption, the Series D Depositary Shares will be delisted from trading on the New York Stock Exchange.
On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of our 4.375% fixed-to-floating rate subordinated notes due October 30, 2030 (the “Subordinated Notes”). Net proceeds after debt issuance costs were approximately $82.6 million. The Subordinated Notes are unsecured debt obligations and subordinated to our present and future Senior Debt and subordinated to all of our subsidiaries’ present and future indebtedness and other obligations. The Subordinated Notes bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. Beginning in October 2025 the Subordinated Notes bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 419.5 basis points, payable quarterly in arrears. We may, at our option, redeem the Subordinated Notes in whole or in part on October 30, 2025 and on any interest payment date thereafter. We may also, at our option, redeem the Subordinated Notes at any time, including prior to October 30, 2025, in whole but not in part, upon the occurrence of certain events (each as defined in the Supplemental Indenture). Any early redemption of the Subordinated Notes will be subject to obtaining the prior approval of the FRB to the extent then required under the rules of the FRB, and will be at a redemption price equal to 100% of the principal amount of the Subordinated Notes plus any accrued and unpaid interest to, but excluding, the redemption date.

On a consolidated basis, we maintained $220.8 million of cash and cash equivalents, which was 2.8% of total assets at December 31, 2020. Our cash and cash equivalents decreased by $152.7 million from $373.5 million, or 4.8% of total assets, at December 31, 2019. The decrease in cash and cash equivalents was due mainly to deploying liquidity to repay FHLB advances, buy investments and fund loan originations and purchases, offset by net deposit growth and loan portfolio paydowns. Additionally, we added liquidity through the issuance of subordinated debt and this was offset in part by repurchases of common and preferred stock in the open market.
At December 31, 2020, we had available secured borrowing capacities from the FHLB and Federal Reserve of $821.7 million and $422.4 million, and pre-established unsecured federal funds lines of credit with other correspondent banks of $185.0 million. We also maintained repurchase agreements with respect to which no amounts were outstanding at December 31, 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and our pledging additional investment securities. We also had unpledged securities available-for-sale of $1.19 billion at December 31, 2020. During 2020, the Bank established the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $196.0 million at December 31, 2020.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of December 31, 2020. However, we cannot predict at this time the extent to which the ongoing COVID-19 pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations. For a discussion of the related risk factors, please refer to Part I, Item 1A. — Risk Factors.
Commitments
The following table presents information as of December 31, 2020 regarding our commitments and contractual obligations:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	One to Three Years	Over Three Years to Five Years	More than Five Years
Commitments to extend credit	$55,696	$21,160	$25,277	$8,182	$1,077
Unused lines of credit	1,349,921	1,161,800	86,047	63,631	38,443
Standby letters of credit	8,508	5,331	3,157	20	—
Total commitments	$1,414,125	$1,188,291	$114,481	$71,833	$39,520

FHLB advances	$546,000	$135,000	$—	$291,000	$120,000
Long-term debt	260,000	—	—	175,000	85,000
Operating and capital lease obligations	23,097	5,584	7,290	4,536	5,687
Certificates of deposit	771,950	682,989	85,574	3,387	—
Total contractual obligations	$1,601,047	$823,573	$92,864	$473,923	$210,687

We had unfunded commitments of $18.3 million, $5.6 million, and $2.5 million for qualified affordable housing partnerships, SBIC investments, and other investments at December 31, 2020.
Stockholders’ Equity
Stockholders’ equity totaled $897.2 million at December 31, 2020, a decrease of $10.0 million, or 1.1%, from $907.2 million at December 31, 2019. The decrease was primarily the result of the partial redemption of our Series D Preferred Stock and Series E Preferred Stock for an aggregate amount of $4.4 million, repurchases of common stock of $12.0 million, a reduction in retained earnings of $4.5 million due to the adoption of ASU 2016-13, cash dividends for common stock of $11.8 million and cash dividends for preferred stock of $13.9 million, partially offset by net income of $12.6 million, share-based compensation of $5.8 million and other comprehensive income of $19.6 million on securities available-for-sale due primarily to decreases in market interest rates during the year ended December 31, 2020. For additional information, see Note 19 — Stockholders' Equity of the Notes to Consolidated Financial Statements included in Item 8.
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

Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increased risk-based capital requirements, made selected changes to the calculation of risk-weighted assets, and adjusted the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule were phased in through January 1, 2019. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. For additional information on Basel III capital rules, see Note 20 — Regulatory Capital Matters of the Notes to Consolidated Financial Statements included in Item 8.
The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well-Capitalized Requirements (Bank)
December 31, 2020
Total risk-based capital ratio	17.01%	17.27%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.35%	16.02%	6.00%	8.00%
Common equity tier 1 capital ratio	11.19%	16.02%	4.50%	6.50%
Tier 1 leverage ratio	10.90%	12.19%	4.00%	5.00%
December 31, 2019
Total risk-based capital ratio	15.90%	17.46%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.83%	16.39%	6.00%	8.00%
Common equity tier 1 capital ratio	11.56%	16.39%	4.50%	6.50%
Tier 1 leverage ratio	10.89%	12.02%	4.00%	5.00%

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
Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Board ALCO. Board ALCO delegates the day to day management of interest rate risk to the Management ALCO. Management ALCO ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Board ALCO reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of our asset liability management policy, our Board of Directors periodically reviews the interest rate risk policy limits.
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
At December 31, 2020, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.

The following table presents the projected change in the Bank’s economic value of equity at December 31, 2020 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
December 31, 2020
+200 bps	$1,559,278	$214,013	15.9%	$250,846	$16,874	7.2%
+100 bps	1,470,297	125,032	9.3%	241,471	7,499	3.2%
0 bps	1,345,265			233,972
-100 bps	1,211,741	(133,524)	(9.9)%	228,465	(5,507)	(2.4)%
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
December 31, 2020, 2019, and 2018

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Banc of California, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020. See below for discussion of our related critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Allowance for Credit Losses

Description of the Matter
As discussed above and in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses. The Company’s loan portfolio totaled $5.9 billion as of December 31, 2020 and the associated allowance for credit losses (ACL) was $81 million. The ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses in the Company’s loan portfolio. Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. Management’s estimate of the ACL consists of a specific allowance established for current expected credit losses on loans individually evaluated, a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the life of loan, and a qualitative allowance including management overlays to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of underwriting, other credit-related processes, and other credit risk factors such as concentration risk.
Auditing management’s estimate of the ACL is subjective due to the judgmental nature of the management overlays within the qualitative allowance. Management’s identification and measurement of the overlays are highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of related controls over the calculation and recording of the ACL. This included testing controls over the underlying data and inputs to the management overlays, management’s review of significant assumptions, and the Company’s ACL governance process, including management’s review of whether the management overlays are warranted, calculated correctly, and whether the ACL reflected expected losses in the loan portfolio as of the statement of financial condition date. This included observing key management meetings where such items were discussed.
To test the management overlays within the qualitative allowance, our audit procedures included, among others, assessing the methodology used by the Company to estimate the overlays and testing the completeness and accuracy of the underlying data used by the Company in its calculation. For example, we evaluated the accuracy of management overlays by comparing the inputs to the supporting schedules, third-party macroeconomic data, reviewing management’s analysis over expected losses specific to certain loan portfolios, and tested the mathematical accuracy of the calculation of the management overlays. We also obtained independent data to consider whether new or contrary information existed. In addition, we evaluated the overall ACL, inclusive of the management overlays, as compared to peer coverage ratios and whether the amount reflects expected losses in the loan portfolio as of the statement of financial condition date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Irvine, California
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply certain reclasses to the statement of operations for the change in accounting described in Note 1 related to the Allowance for Credit Losses as a result of the adoption of ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326),” on January 1, 2020, the consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Banc of California, Inc. and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply certain reclasses to the statement of operations for the change in accounting described in Note 1, present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply certain reclasses to the statement of operations for the change in accounting described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KPMG LLP KPMG LLP
We have served as the Company’s auditor from 2012 to 2019.
Irvine, California
February 28, 2019

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$38,330	$28,890
Interest-earning deposits in financial institutions	182,489	344,582
Total cash and cash equivalents	220,819	373,472
Securities available-for-sale, carried at fair value	1,231,431	912,580
Loans held-for-sale, carried at fair value	1,413	22,642
Loans receivable	5,898,405	5,951,885
Allowance for loan losses	(81,030)	(57,649)
Loans receivable, net	5,817,375	5,894,236
Federal Home Loan Bank and other bank stock, at cost	44,506	59,420
Premises and equipment, net	121,520	128,021
Bank owned life insurance	111,807	109,819
Operating lease right-of-use assets	19,633	22,540
Goodwill	37,144	37,144
Investments in alternative energy partnerships, net	27,977	29,300
Deferred income taxes, net	45,957	44,906
Income tax receivable	1,105	4,233
Other intangible assets, net	2,633	4,151
Other assets	194,014	185,946
Total Assets	$7,877,334	$7,828,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,559,248	$1,088,516
Interest-bearing deposits	4,526,552	4,338,651
Total deposits	6,085,800	5,427,167
Federal Home Loan Bank advances, net	539,795	1,195,000
Long-term debt, net	256,315	173,421
Loan repurchase reserve	5,515	6,201
Operating lease liabilities	20,647	23,692
Accrued expenses and other liabilities	72,055	95,684
Total liabilities	6,980,127	6,921,165
Commitments and contingent liabilities (Note 23)	—	—
Preferred stock	184,878	189,825
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 52,178,453 shares issued and 49,767,489 shares outstanding at December 31, 2020; 51,997,061 shares issued and 50,413,681 shares outstanding at December 31, 2019	522	520
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at December 31, 2020 and at December 31, 2019	5	5
Additional paid-in capital	634,704	629,848
Retained earnings	110,179	127,733
Treasury stock, at cost (2,410,964 and 1,583,380 shares at December 31, 2020 and December 31, 2019)	(40,827)	(28,786)
Accumulated other comprehensive income (loss), net	7,746	(11,900)
Total stockholders’ equity	897,207	907,245
Total liabilities and stockholders’ equity	$7,877,334	$7,828,410
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Interest and dividend income
Loans, including fees	$257,300	$333,934	$329,272
Securities	29,038	48,134	83,567
Other interest-earning assets	4,269	9,043	9,957
Total interest and dividend income	290,607	391,111	422,796
Interest expense
Deposits	37,816	101,099	91,236
Federal Home Loan Bank advances	18,040	32,285	34,995
Securities sold under repurchase agreements	4	62	1,033
Long-term debt and other interest-bearing liabilities	10,153	9,502	9,456
Total interest expense	66,013	142,948	136,720
Net interest income	224,594	248,163	286,076
Provision for credit losses	29,719	35,829	31,121
Net interest income after provision for credit losses	194,875	212,334	254,955
Noninterest income
Customer service fees	5,771	5,982	6,315
Loan servicing income	505	679	3,720
Income from bank owned life insurance	2,489	2,292	2,176
Impairment loss on investment securities	—	(731)	(3,252)
Net gain (loss) on sale of securities available-for-sale	2,011	(4,852)	5,532
Fair value adjustment for loans held-for-sale	(1,501)	106	—
Net gain on sale of loans	245	7,766	1,932
Net loss on sale of mortgage servicing rights	—	—	(2,260)
Other income	8,998	874	9,752
Total noninterest income	18,518	12,116	23,915
Noninterest expense
Salaries and employee benefits	96,809	105,915	109,974
Naming rights termination	26,769	—	—
Occupancy and equipment	29,350	31,308	31,847
Professional fees	15,736	12,212	33,652
Data processing	6,574	6,420	6,951
Advertising and promotion	3,303	8,422	12,664
Regulatory assessments	2,741	7,711	7,678
(Gain) loss on investments in alternative energy partnerships	(365)	1,694	5,044
Reversal of provision for loan repurchases	(697)	(660)	(2,488)
Amortization of intangible assets	1,518	2,195	3,007
Restructuring expense	—	4,263	4,431
All other expense	17,295	16,992	19,119
Total noninterest expense	199,033	196,472	231,879
Income from continuing operations before income taxes	14,360	27,978	46,991
Income tax expense	1,786	4,219	4,844
Income from continuing operations	12,574	23,759	42,147
Income from discontinued operations before income taxes (including net gain on disposal of $0, $0 and 1,439 for the years ended December 31, 2020, 2019 and 2018)	—	—	4,596
Income tax expense	—	—	1,271
Income from discontinued operations	—	—	3,325
Net income	12,574	23,759	45,472
Preferred stock dividends	13,869	15,559	19,504
Less participating securities dividends	376	483	811
Impact of preferred stock redemption	(568)	5,093	2,307
Net (loss) income available to common stockholders	$(1,103)	$2,624	$22,850
Basic (loss) earnings per common share
(Loss) income from continuing operations	$(0.02)	$0.05	$0.38
Income from discontinued operations	—	—	0.07
Net (loss) income	$(0.02)	$0.05	$0.45
Diluted (loss) earnings per common share
(Loss) income from continuing operations	$(0.02)	$0.05	$0.38
Income from discontinued operations	—	—	0.07
Net (loss) income	$(0.02)	$0.05	$0.45
Basic (loss) earnings per class B common share
(Loss) income from continuing operations	$(0.02)	$0.05	$0.38
Income from discontinued operations	—	—	0.07
Net (loss) income	$(0.02)	$0.05	$0.45
Diluted (loss) earnings per class B common share
(Loss) income from continuing operations	$(0.02)	$0.05	$0.38
Income from discontinued operations	—	—	0.07
Net (loss) income	$(0.02)	$0.05	$0.45

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$12,574	$23,759	$45,472
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	21,064	8,285	(28,230)
Reclassification adjustment for (gain) loss included in net income	(1,418)	3,426	(3,906)
Reclassification adjustment for OTTI loss included in net income	—	506	2,296
Total other comprehensive income (loss)	19,646	12,217	(29,840)
Comprehensive income	$32,220	$35,976	$15,632

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2017	$269,071	$517	$5	$621,435	$144,343	$(28,786)		$5,723		$1,012,308
Comprehensive income (loss):
Net income	—	—	—	—	45,472	—		—		45,472
Other comprehensive loss, net	—	—	—	—	—	—		(29,840)		(29,840)
Issuance of common stock	—	2	—	(2)	—	—		—		—
Redemption of preferred stock	(37,943)	—	—	—	(2,307)	—		—		(40,250)
Stock-based compensation expense	—	—	—	6,565	—	—		—		6,565
Restricted stock surrendered due to employee tax liability	—	(1)	—	(2,365)	—	—		—		(2,366)
Shares purchased under Dividend Reinvestment Plan	—	—	—	201	(254)	—		—		(53)
Stock appreciation right dividend equivalents	—	—	—	—	(811)	—		—		(811)
Dividends declared ($0.52 per common share)	—	—	—	—	(25,987)	—		—		(25,987)
Preferred stock dividends	—	—	—	—	(19,504)	—		—		(19,504)
Balance at December 31, 2018	231,128	518	5	625,834	140,952	(28,786)	—	(24,117)	—	945,534
Comprehensive income:
Net income	—	—	—	—	23,759	—		—		23,759
Other comprehensive income, net	—	—	—	—	—	—		12,217		12,217
Issuance of common stock	—	2	—	(2)	—	—		—		—
Redemption of preferred stock	(41,303)	—	—	—	(5,093)	—		—		(46,396)
Stock-based compensation expense	—	—	—	5,039	—	—		—		5,039
Restricted stock surrendered due to employee tax liability	—	—	—	(1,023)	—	—		—		(1,023)
Shares purchased under Dividend Reinvestment Plan	—	—	—	—	(99)	—		—		(99)
Stock appreciation right dividend equivalents	—	—	—	—	(483)	—		—		(483)
Dividends declared ($0.31 per common share)	—	—	—	—	(15,744)	—		—		(15,744)
Preferred stock dividends	—	—	—	—	(15,559)	—		—		(15,559)
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)		$(11,900)		$907,245

Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)		$(11,900)		$907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—		—		(4,503)
Comprehensive income:
Net income	—	—	—	—	12,574	—		—		12,574
Other comprehensive income, net	—	—	—	—	—	—		19,646		19,646
Issuance of common stock	—	2	—	(2)	—	—		—		—
Purchase of 827,584 shares of common stock	—	—	—	—	—	(12,041)		—		(12,041)
Redemption of preferred stock	(4,947)	—	—	—	568	—		—		(4,379)
Stock-based compensation expense	—	—	—	5,781	—	—		—		5,781
Restricted stock surrendered due to employee tax liability	—	—	—	(923)	—	—		—		(923)
Shares purchased under Dividend Reinvestment Plan	—	—	—	—	(101)	—		—		(101)
Stock appreciation right dividend equivalents	—	—	—	—	(376)	—		—		(376)
Dividends declared ($0.24 per common share)	—	—	—	—	(11,847)	—		—		(11,847)
Preferred stock dividends	—	—	—	—	(13,869)	—		—		(13,869)
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)		$7,746		$897,207
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$12,574	$23,759	$45,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,719	35,829	31,121
Reversal of provision for loan repurchases	(697)	(660)	(2,488)
Depreciation and amortization on premises, equipment and operating lease right-of-use assets	16,298	16,427	10,878
Amortization of intangible assets	1,518	2,195	3,007
Amortization of debt issuance cost	972	247	233
Net amortization of premium and discount on securities	1,145	783	1,213
Impairment loss on investment securities	—	731	3,252
Net (accretion) amortization of deferred loans cost and fees	(2,938)	916	(612)
Accretion of discounts on purchased loans	(517)	(365)	(637)
Write-off of other assets related to naming rights termination, net	6,669	—	—
Debt extinguishment fee	2,515	—	—
Deferred income tax benefit	(9,259)	(622)	(5,911)
Bank owned life insurance income	(2,489)	(2,292)	(2,176)
Share-based compensation expense	5,781	5,039	6,565
Loss on interest rate swaps	200	8,964	—
Loss on investments in alternative energy partnerships and affordable housing investments	4,888	5,214	5,044
Impairment on capitalized software projects	512	1,481	1,975
Net revenue on mortgage banking activities	—	—	(428)
Fair value adjustment for loans held-for-sale	1,501	(106)	—
Net gain on sale of loans	(245)	(7,766)	(1,932)
Net (gain) loss on sale of securities available for sale	(2,011)	4,852	(5,532)
Loss from change of fair value on mortgage servicing rights	—	—	1,533
Loss (gain) on sale or disposal of property and equipment	188	67	(1,741)
Loss on sale of mortgage servicing rights	—	—	2,260
Net gain on disposal of discontinued operations	—	—	(1,439)
Repurchase of mortgage loans	—	(1,929)	(12,666)
Originations of other loans held-for-sale	—	—	(5,839)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage	19,325	6,210	25,216
Proceeds from sales of and principal collected on other loans held-for-sale	—	426	7,037
Change in accrued interest receivable and other assets	17,217	(15,447)	24,860
Change in accrued interest payable and other liabilities	(28,004)	(3,698)	(5,262)
Net cash provided by operating activities	74,862	80,255	123,003
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	22,729	1,196,498	417,870
Proceeds from maturities and calls of securities available-for-sale	46,100	53,090	607,601
Proceeds from principal repayments of securities available-for-sale	12,132	36,541	43,378
Purchases of securities available-for-sale	(371,092)	(195,258)	(521,575)
Purchases of bank owned life insurance	—	(500)	—
Loan originations and principal collections, net	327,554	573,490	(1,374,702)
Purchases of loans	(285,337)	—	(59,481)
Redemption of Federal Home Loan Bank stock	24,296	82,835	66,710
Purchases of Federal Home Loan Bank and other bank stocks	(9,382)	(74,161)	(59,150)
Proceeds from sale of loans held-for-sale/held-for-investment	—	1,146,562	376,837
Proceeds from sale of other real estate owned	1,078	843	1,795
Proceeds from sale of mortgage servicing rights	—	—	30,056
Proceeds from sale of premises and equipment	—	—	4,193
Additions to premises and equipment	(5,092)	(10,478)	(9,001)
Payments of capital lease obligations	(532)	(574)	(463)
Funding of equity investment	(27,832)	(14,800)	(6,361)
Net (increase) decrease in investments in alternative energy partnerships	(1,537)	1,219	12,547
Net cash (used in) provided by investing activities	(266,915)	2,795,307	(469,746)
Cash flows from financing activities:
Net increase (decrease) in deposits	658,633	(2,489,477)	623,741
Net decrease in short-term Federal Home Loan Bank advances	(425,000)	(200,000)	(430,000)
Repayment of long-term Federal Home Loan Bank advances	(335,000)	(125,000)	(125,000)
Proceeds from long-term Federal Home Loan Bank advances	111,000	—	380,000
Debt extinguishment and financing fees paid	(9,368)	—	—
Net proceeds from issuance of long-term debt	82,570	—	—
Redemption of preferred stock	(4,379)	(46,396)	(40,250)
Purchase of common stock	(12,041)	—	—
Restricted stock surrendered to pay employee tax liability	(923)	(1,023)	(2,366)
Dividend equivalents paid on stock appreciation rights	(376)	(483)	(810)
Dividends paid on preferred stock	(13,869)	(15,559)	(21,954)
Dividends paid on common stock	(11,847)	(15,744)	(32,725)
Net cash provided by (used in) financing activities	39,400	(2,893,682)	350,636
Net change in cash and cash equivalents	(152,653)	(18,120)	3,893
Cash and cash equivalents at beginning of year	373,472	391,592	387,699
Cash and cash equivalents at end of year	$220,819	$373,472	$391,592
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$66,014	$151,508	$130,793
Income taxes paid	762	2,924	8,324
Income taxes refunds received	—	202	4,532
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	1,116	276	672
Transfer of loans held-for-investment to loans held-for-sale	—	1,139,597	376,995
Equipment acquired under capital leases	30	76	82
Reclassification of stranded tax effects to retained earnings	—	—	496
Operating lease right of use assets received in exchange for lease liabilities	3,289	28,664	—
Operating lease liabilities recognized	3,289	30,065	—

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California, National Association (the Bank), a California-based bank. When we refer to the “parent” or the “holding company", we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company”, we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. We are regulated as a bank holding company by the FRB and the Bank operates under a national bank charter issued by the OCC, the Bank's primary regulator. The Bank is a member of the FHLB system, and maintains insurance on deposit accounts with the FDIC.
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 29 full-service branches located throughout Southern California as of December 31, 2020.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles, which we may refer to as “GAAP,” and conform to predominant practices within the financial services industry. Certain prior period amounts have been reclassified to conform to current period presentation, including i) reclassification of the provision for losses on unfunded loan commitments from being included in other noninterest expense to being included within provision for credit losses, ii) presenting the fair value adjustment for loans held-for-sale separate from the realized net (loss) gain on sale of loans, and iii) reclassification of outside services expense from “outside services fees” to “all other expense” in the consolidated statements of operations. Significant accounting policies followed by the Company are presented below.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The ACL (which includes the ALL and the reserve for unfunded loan commitments), provision for credit losses, loan repurchase reserve, realization of deferred tax assets, the valuation of goodwill and other intangible assets, other derivatives, HLBV of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Discontinued Operations: During the year ended December 31, 2017, we completed the sale of the Banc Home Loans division, which largely represented our previous Mortgage Banking segment. In accordance with ASC 205-20, we determined that the sale of the Banc Home Loans division and certain other mortgage banking related assets and liabilities that were sold or settled separately within one year met the criteria to be classified as a discontinued operation and the related operating results and financial condition have been presented as discontinued operations on the consolidated financial statements. See Note 2 — Sales of Branch, Subsidiary and Business Units for additional information. Unless otherwise indicated, information included in these notes to consolidated financial statements is presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented. There were no assets, liabilities or operating income as of and for the year ended December 31, 2020 and 2019 related to discontinued operations.
Segment Reporting: We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. As of December 31, 2020 and since December 31, 2017, we operated one reportable segment, Commercial Banking. The factors considered in making this determination include the nature of products and services offered, geographic regions in which we operate and how information is reviewed by the chief executive officer and other key decision makers. As a result, we determined that all services we offer relate to Commercial Banking.

Variable Interest Entities: We hold ownership interests in certain special purpose entities. We evaluate our interest in these entities to determine whether they meet the definition of a VIE and whether we meet the criteria as their primary beneficiary and are therefore required to consolidate these entities. A primary beneficiary of a VIE is defined as, the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest we hold could be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We analyze whether we are the primary beneficiary of a VIE on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 21 — Variable Interest Entities for additional information.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank and other financial institutions, and federal funds sold with original maturities less than 90 days. Banking regulations previously required that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. On March 15, 2020, the FRB announced that it had reduced reserve requirement ratios to 0 percent effective on March 26, 2020, which represented the beginning of the next reserve maintenance period. The FRB took this action in light of the Federal Open Market Committee's announcement in 2019 that it intends to implement monetary policy in an ample reserves regime, where reserve requirements do not play a role. The FRB's action is intended to help support lending to households and businesses.
Time Deposits in Financial Institutions: Time deposits in financial institutions have original maturities over 90 days and are carried at cost.
Available-for-Sale Debt Securities: Available-for-sale debt securities are carried at fair value. Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses from sales of securities are calculated using the specific identification method.
Available-for-sale debt securities are analyzed for credit losses under ASC 326, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses would be established for losses on available-for-sale debt securities due to credit losses and would be reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.
Loans Held-For-Sale, Carried at Fair Value: Loans held-for-sale, carried at fair value, are generally conforming SFR mortgage loans that are originated and intended for sale in the secondary market, repurchased loans that were previously sold to GNMA and other GSEs, and loans sold to GNMA that are delinquent more than 90 days and subject to a unilateral purchase option by us. The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary market investors are currently offering for portfolios with similar characteristics. Interest income on loans held-for-sale under the fair value option is measured based on the contractual interest rate and reported in interest income on loans, including fees in the consolidated statements of operations.
Loans: When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is our intent to hold these loans to maturity or for the foreseeable future, subject to periodic review under our management evaluation processes, including asset/liability management. Loans, excluding purchase credit deteriorated (PCD) loans, that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs.
Amortization of deferred loan origination fees and costs or purchase premiums and discounts are recognized in interest income as an adjustment to yield over the terms of loans using the effective interest method. Deferred loan origination fees and costs on revolving lines of credit are amortized using the straight-line method. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status.
Generally, loans are placed on nonaccrual status when scheduled payments become past due for 90 days or more. When accrual of interest is discontinued, any unpaid accrued interest receivable is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A charge-off is generally recorded at 180 days past due for SFR mortgage loans if the unpaid principal balance exceeds the fair value of the collateral less costs to sell. Commercial and industrial and commercial real estate loans financings are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan on nonaccrual status. A charge-off for commercial and industrial and commercial real estate loans is recorded when a loss is confirmed. Consumer loans, other than those secured by real estate, are typically charged off no later than 120 days past due.
Allowance for Credit Losses (ACL): The ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses in the Company's loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. The ACL is established through the provision for credit loss expense. Loans deemed uncollectible are charged off and deducted from the allowance. Recoveries on loans previously charged off are added to the allowance. The ACL process involves subjective and complex judgments. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the life of loan; and (iii) a qualitative allowance including management overlays to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of our underwriting, other credit-related processes, and other credit risk factors such as concentration risk.
The need for a loan to be individually evaluated, based on current information and events, is when it no longer meets the risk characteristics of the similarly identified pool of financial assets to be collectively evaluated. We measure expected credit losses on all individually evaluated loans under the guidance of ASC 326, Receivables, primarily through the evaluation of collateral values and estimated cash flows expected to be collected. Cash receipts on individually evaluated loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Prior to the adoption of ASC 326, individually evaluated loans were referred to as impaired loans.
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
The allowance for loan losses includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including including those described in the federal banking agencies' joint interagency policy statement on ALL. These factors include, among others, inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables; qualitative adjustments based on our evaluation of different forecast scenarios and known recent events impacting relevant economic variables; data factors that address the risk that certain model inputs may not reflect all available information including (i) risk factors that have not been fully addressed in internal risk ratings, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) imprecision in the risk rating system and (v) limitations in data available for certain loan portfolios. The ACL process also includes challenging and calibrating the model and model results against observed information, trends and events within the loan portfolio, among others.
Prior to the adoption of ASC 326, we maintained an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses was based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considered the types of loans and the amount of loans in the portfolio, peer group information, historical loss experience, adverse situations that may have affected the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.
We have established credit risk management processes that include regular management review of the loan portfolio to identify problem loans. During the ordinary course of business, management may become aware of borrowers who may not be able to fulfill their contractual payment requirements within the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing these loans on nonaccrual status, assessing the need for additional allowance for credit loss, and partially or fully charging off the principal balance.
The credit risk monitoring system is designed to identify loans with credit deterioration and potential problem loans, perform periodic evaluation of impairment, and determine the adequacy of the allowance for credit losses in a timely manner. In addition, management has adopted a credit policy that includes a credit review and control system that it believes should be effective in ensuring that we maintain an adequate ACL. Further, the Board of Directors provides oversight and guidance for the ACL process.
At December 31, 2020, the following loan portfolio segments have been identified:
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
Loans secured by multifamily and commercial real estate properties generally involve a greater degree of credit risk. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. In addition, commercial and industrial loans are also considered to have a greater degree of credit risk due to the fact commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent, in part, upon general economic conditions). Within the commercial and industrial portfolio, warehouse credit facilities are considered to have a lesser degree of risk then other commercial and industrial loans. Warehouse credit facilities are secured by newly granted single family residential mortgages underwritten with current borrower financial information. SBA loans are similar to commercial and industrial loans, however, they have additional credit enhancement in the form of a guaranty provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150 thousand and 75% of the loan amount for loans of more than $150 thousand. We often sell the guaranteed portion of certain SBA loans into the secondary market. The availability of funds for the repayment of financing may be substantially dependent on the success of the business itself which is often dependent, in part, upon general economic conditions.
Included in SBA loans are the loans originated as part of the PPP established by the CARES Act have additional credit enhancement provided by the U.S. Small Business Administration for up to 100% of the loan amount. As of December 31, 2020, PPP loans totaled $210.0 million, net of $1.6 million in unamortized fees which are being amortized over their estimated life. The Company estimated the average life of our PPP loans to be 12 months based on our understanding of our clients' cash use, expected forgiveness probability, and loan forgiveness process.
Consumer loans have credit risk given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Within our SFR portfolio, Green Loans are considered to carry a higher degree of credit risk than the general SFR portfolio due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular third party AVMs of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the property values have declined to levels less than the original LTV ratios, or other levels deemed prudent by us, we may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.
On interest only loans, we project future payment changes to determine if there will be a material increase in the required payment and then monitor the loans for possible delinquency. Individual loans are monitored for possible downgrading of risk rating.
Troubled Debt Restructurings: A loan is identified as a TDR when a borrower is experiencing financial difficulties and, for economic or legal reasons related to these difficulties, we grant a concession (or we reasonably expect to grant a concession) to the borrower in the restructuring that we would not otherwise consider. We have granted a concession when, as a result of the restructuring to a troubled borrower, we do not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

This evaluation is performed under our internal underwriting policy. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, and charged down to the fair value of collateral less cost to sell. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.
Our policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on nonaccrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place them on nonaccrual status. Loans qualify for return to accrual status once they have demonstrated performance under the restructured terms of the loan for a minimum of 6 months. Generally, TDRs are reported as TDRs for the remaining life of the loan. TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months, through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is our policy to continue to base our measure of loan impairment on the contractual terms specified by the loan agreement.
TDR Relief: In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking regulatory agencies have provided relief from TDR accounting on loans which qualify under the relevant provisions of the CARES Act or the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and revised April 7, 2020. The main provisions of TDR relief include 1) a capital provision in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; 2) a delinquency status provision, as the aging of loans are frozen, i.e., they will continue to be reported in the same delinquency status they were in at the time of modification; and 3) a nonaccrual status provision as the loans are generally not reported as nonaccrual or TDRs during the modification period.
Acquired Loans: Loans acquired through purchase are recorded at their fair value at the acquisition date. We perform an assessment of acquired loans to first determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loans. For loans that have not experienced more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, we record such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, we measure and record an ACL based on our methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.
Reserve for Unfunded Loan Commitments: The reserve for unfunded loan commitments provides for current estimated credit losses for the unused portion of collective pools of lending commitments expected to be funded, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. The reserve for unfunded loan commitments includes reserve factors that are consistent with the ACL methodology for loans using the expected loss factors and an estimated utilization or probability of draw factor, which are based on historical experience. Changes in the reserve for unfunded loan commitments are reported as a component of provision for credit losses in the consolidated statements of operations and the reserve for unfunded loan commitments is included in accrued expenses and other liabilities in the consolidated statements of financial condition.
Fair Values of Financial Instruments: We measure certain assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC Topic 825, "Financial Instruments." Examples of these include loans individually evaluated for credit losses, long-lived assets, OREO, goodwill, and core deposit intangible assets as well as loans held-for-sale accounted for at the lower of cost or fair value.
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
Other Real Estate Owned: OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged off against the ACL. A valuation allowance is established for any subsequent declines in fair value less estimated selling costs and adjusted as applicable. Gains and losses on the sale of OREO and reductions in fair value subsequent to foreclosure, and any subsequent operating expenses or income of such properties are included in all other expense on the consolidated statements of operations.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value.
Premises and Equipment: Land is carried at cost. Premises and equipment are recorded at cost less accumulated depreciation. The straight-line method is used for depreciation with the following estimated useful lives: building - 40 years and leasehold improvements - life of lease, and furniture, fixtures, and equipment - 3 to 7 years. Maintenance and repairs are expensed as incurred and improvements that extend the useful lives of assets are capitalized.
Leases: If an arrangement contains a lease at contract inception an operating lease ROU asset is recognized and corresponding operating lease liability is established based on the present value of lease payments over the lease term, except leases with initial terms less than or equal to 12 months. While the operating leases may include options to extend the term, these options are not included when calculating the operating lease right-of-use asset and lease liability unless it is reasonably certain such options will be exercised. The present value of lease payments is determined using our incremental borrowing rate. The incremental borrowing rate is determined using an actual borrowing rate with comparable terms. If we did not incur borrowings with comparable terms, we will use the published FHLB Advance borrowing rate at or near the lease commencement date with a comparable maturity. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Our lease agreements include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. We choose to not separate lease and non-lease components for all of our leases and to not reassess prior conclusions about lease identifications, lease classification and initial direct costs. We do not apply the hindsight practical expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment. Sublease income is included as a component of lease expense. Operating lease ROU assets are regularly reviewed for impairment.
Servicing Rights - Mortgage (Carried at Fair Value): A servicing asset or liability is recognized when undertaking an obligation to service a loan under a mortgage servicing contract, as a result of the transfer of our financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value based on either market prices for comparable servicing contracts or alternatively is based on a valuation model that is based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related loan rate and is recorded on the consolidated statements of financial condition.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization and is evaluated for impairment at least annually, normally during the fourth fiscal quarter, or more frequently in the interim if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value. During the fourth quarter of 2020, the Company voluntarily changed the date of its annual goodwill impairment test from August 31st to October 1st. We conducted our annual impairment test as of August 31, 2020 and again as of October 1, 2020 for this transition and concluded that there was no impairment as of those dates. This voluntary change is preferable under the circumstances as it better aligns with the Company’s annual operating and strategic planning processes. This voluntary change in accounting principle which is related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
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
As our respective investments in these entities are more than minor, we have significant influence, but not control, over the investee’s activities that most significantly impact its economic performance. As a result, we are required to apply the equity method of accounting, which generally prescribes applying the percentage ownership interest to the investee’s GAAP net income in order to determine the investor’s earnings or losses in a given period. However, because the liquidation rights, tax credit allocations and other benefits to investors can change upon the occurrence of specified events, application of the equity method based on the underlying ownership percentages would not accurately represent our investment. As a result, we apply the HLBV method of the equity method of accounting. The HLBV method is a balance sheet approach where a calculation is prepared at each balance sheet date to estimate the amount that we would receive if the equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period.
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
Affordable Housing Fund Investment: We have invested in limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. We account for these investments under the proportional amortization method. Our ownership in each limited partnership varies from 8% to 26%. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
As part of the 2017 Tax Cuts and Jobs Act, investments accounted for under the proportional amortization method are required to be tested for impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. Impairment is measured as the difference between the investment’s carrying amount and its fair value and would be recorded in other noninterest expense in the consolidated statements of operations.
Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value, less selling costs. For impairment purposes, fair value is determined utilizing market values of similar assets or replacement cost as applicable.
Loan Repurchase Reserve: We maintain a reserve for expected losses on loans that were sold and are no longer on our balance sheet for loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers) which we refer to as the loan repurchase reserve. When we sell loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Deferred Financing Costs: Deferred financing costs associated with our senior notes and subordinated notes are included in long-term debt, net on the consolidated statements of financial condition. The deferred financing costs are being amortized on a basis that approximates a level yield method over the 8 year term of the senior notes and the 10 year term of the subordinated notes.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet client financing needs. The face amount for these items represents the exposure to loss, before considering client collateral or ability to repay. Such financial instruments are recorded as loans when they are funded.
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
We and our subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. Federal taxing authorities for years before 2017. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2014; other state income and franchise tax statutes of limitations vary by state.

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
We reclassify stranded tax effects from accumulated other comprehensive income to retained earnings in periods in which there is a change in corporate income tax rates.
(Loss) Earnings Per Common Share: (Loss) earnings per common share is computed under the two-class method. Basic EPS is computed by dividing net (loss) income allocated to common stockholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing net (loss) income allocated to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units and outstanding stock options. Net (loss) income allocated to common stockholders is computed by subtracting (loss) income allocated to participating securities, participating securities dividends, preferred stock dividend and preferred stock redemption from net income. Participating securities are instruments granted in stock-based payment transactions that contain rights to receive non-forfeitable dividends or dividend equivalents, which includes the SARs to the extent they confer dividend equivalent rights.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale, net of tax, which are recognized as a separate component of stockholders’ equity.
Derivative Instruments: We record our derivative instruments at fair value as either assets or liabilities on the consolidated statements of financial condition in other assets and accrued expenses and other liabilities, respectively, and have elected to present all derivatives with counterparties on a gross basis. For fair value derivatives that qualify for hedge accounting, we record changes in the fair value in other income. For derivatives that do not qualify for hedge accounting, the fair value impact is recorded in other income in the income statement.
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
Interest Rate Swaps and Caps on Mortgage-backed Securities: During the third quarter of 2019, we partially hedged the fair value of the MBS portfolio using interest rate swaps. At the end of the third quarter of 2019, we took advantage of the decline in long term interest rates and sold the majority of the MBS portfolio and unwound the majority of the interest rate swaps. The remaining balance of the MBS portfolio and the related interest rate swap were sold and unwound in the fourth quarter 2019. The unsold portion of the MBS portfolio was deemed other–than–temporarily impaired and, along with the fair value adjustment on the swap, was recorded as a loss in noninterest income with a net impact of $731 thousand for the year ended December 31, 2019 and was included in the carrying value of MBS.
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
Advertising Costs: Advertising costs are expensed as incurred.
Adopted Accounting Pronouncements:
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects CECL and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities and off-balance sheet credit exposures. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recorded through an allowance for credit losses. In addition, ASU 2016-13 modifies the OTTI model for AFS debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit quality.
We adopted ASU 2016-13 using the modified retrospective method for our financial assets measured at cost, including loans receivable and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2020 are reported under ASU 2016-13 (or Accounting Standards Codification 326), while prior period results continue to be reported under the previously applicable GAAP. The adoption of ASU 2016-13 on January 1, 2020 resulted in an increase of $6.4 million to our allowance for credit losses and an after-tax net decrease in retained earnings of $4.5 million. This transition adjustment reflects the results of our models in estimating lifetime expected credit losses on our loans, unfunded commitments, and other off-balance sheet credit exposure primarily using a lifetime loss methodology.
In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the Day 1 adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The final rule was adopted and became effective in September 2020. As a result, entities have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. We implemented our CECL model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.
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

Recent Accounting Guidance Not Yet Effective
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
In March 2020, the Financial Accounting Standards Board FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance, for a limited period of time, to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. Typically, entities must evaluate whether a loan contract modification results in a modified loan or a new loan for accounting purposes. Topic 848 allows entities to bypass this evaluation for qualifying modifications related to reference rate reform. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant topic or industry subtopic within the codification that contains the guidance that otherwise would be required to be applied. We will apply the relief provided by Topic 848 to qualifying contract modifications. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. We are in the process of evaluating the potential impact the discontinuation of LIBOR will have on our contracts and have elected the optional expedients and exceptions set forth in the amendments.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848)(ASU 2021-01). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. The amendments in ASU 2021-01 are effective immediately for all entities. ASU 2021-01 is not expected to have a material effect on our consolidated financial statements.

NOTE 2 – SALES OF BRANCH, SUBSIDIARY AND BUSINESS UNITS
Banc Home Loans Sale
On March 30, 2017, we completed the sale of specific assets and activities related to our Banc Home Loans division to Caliber Home Loans, Inc. (Caliber). The Banc Home Loans division largely represented our Mortgage Banking segment, the activities of which related to originating, servicing, underwriting, funding and selling single family residential (SFR) mortgage loans. We received a $25.0 million cash premium payment, in addition to the net book value of certain assets acquired by Caliber, totaling $2.5 million, upon the closing of the transaction. Additionally, we were entitled to receive an earn-out, payable quarterly, based on future performance over the 38 months following completion of the transaction, with the final payment received in the second quarter of 2020.
During the years ended December 31, 2020, 2019 and 2018, we recorded $0, $0 and $1.4 million to net gain on disposal of discontinued operations. Since the completion of the transaction, we have recognized a net gain on disposal of $15.2 million.
The following table summarizes the calculation of the net gain on disposal of discontinued operations:

	Year Ended December 31,
($ in thousands)	2020	2019	2018	Total Net Gain on Disposal After Completion of Sale
Proceeds from the transaction	$—	$—	$—	$63,054
Compensation expense related to the transaction	—	—	1,003	(2,497)
Other transaction costs	—	—	436	(2,995)
Net cash proceeds	—	—	1,439	57,562
Book value of certain assets sold	—	—	—	(2,455)
Book value of MSRs sold	—	—	—	(37,772)
Goodwill	—	—	—	(2,100)
Net gain on disposal	$—	$—	$1,439	$15,235
The following tables present the financial information of discontinued operations as of the dates and for the periods indicated:
Statements of Financial Condition of Discontinued Operations
There were no assets or liabilities of discontinued operations as of December 31, 2020 or 2019.

Statements of Operations of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Interest income
Loans, including fees	$—	$—	$665
Total interest income	—	—	665
Noninterest income
Net gain on disposal	—	—	1,439
Net revenue on mortgage banking activities	—	—	428
All other income	—	—	2,200
Total noninterest income	—	—	4,067
Noninterest expense
Salaries and employee benefits	—	—	20
Data processing	—	—	8
All other expenses	—	—	108
Total noninterest expense	—	—	136
Income from discontinued operations before income taxes	—	—	4,596
Income tax expense	—	—	1,271
Income from discontinued operations	$—	$—	$3,325

Statements of Cash Flows of Discontinued Operations

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net cash provided by operating activities	$—	$—	$14,916
Net cash provided by discontinued operations	$—	$—	$14,916
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

Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). We had no securities available-for-sale classified as Level 1 at December 31, 2020 and 2019. If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. All securities available-for-sale were classified as Level 2 at December 31, 2020 and 2019. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at December 31, 2020 and 2019.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets
Securities available-for-sale:
SBA loan pools securities	$17,354	$—	$17,354	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	106,384	—	106,384	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	211,831	—	211,831	—
Municipal securities	68,623	—	68,623	—
Non-agency residential mortgage-backed securities	160	—	160	—
Collateralized loan obligations	677,785	—	677,785	—
Corporate debt securities	149,294	—	149,294	—
Loans held-for-sale, carried at fair value	1,413	—	468	945
Mortgage servicing rights (1)	566	—	—	566
Derivative assets:
Interest rate swaps and caps (1)	7,304	—	7,304	—
Foreign exchange contracts (1)	328	—	328	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	7,789	—	7,789	—
Foreign exchange contracts (2)	313	—	313	—

December 31, 2019
Assets
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$36,456	$—	$36,456	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,299	—	91,299	—
Municipal securities	52,689	—	52,689	—
Non-agency residential mortgage-backed securities	196	—	196	—
Collateralized loan obligations	718,361	—	718,361	—
Corporate debt securities	13,579	—	13,579	—
Loans held-for-sale, carried at fair value	22,642	—	3,409	19,233
Mortgage servicing rights (1)	1,157	—	—	1,157
Derivative assets:
Interest rate swaps and caps (1)	3,445	—	3,445	—
Foreign exchange contracts (1)	138	—	138	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	3,717	—	3,717	—
Foreign exchange contracts (2)	136	—	136	—
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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Mortgage servicing rights
Balance at beginning of period	$1,157	$1,770	$31,852
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment (1)	(308)	(264)	(1,155)
Sales, paydowns, and other	(283)	(349)	(28,927)
Balance at end of period	$566	$1,157	$1,770
Loans repurchased from GNMA Loan Pools (2)
Balance at beginning of period	$19,233	$25,040	$98,940
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment (3)	(1,347)	(16)	(1,378)
Additions	—	406	23,678
Sales, settlements, and other (4)	(16,941)	(6,197)	(96,200)
Balance at end of period	$945	$19,233	$25,040
(1)Included in loan servicing income in the consolidated statements of operations.
(2)Includes loans repurchased from GNMA loan pools of discontinued operations, which is included in assets of discontinued operations on the consolidated statements of financial condition, of $0, $17.3 million and $32.3 million in balance at beginning of period, and $0, $0 and $17.3 million in balance at end of period for the years ended December 31, 2020, 2019 and 2018.
(3)Included in fair value adjustment for loans held-for-sale in the consolidated statements of operations.
(4)Included in sales, settlements and other are $66.0 million of GNMA loans subject to repurchase option that were derecognized when the associated mortgage servicing rights were sold during the year ended December 31, 2018.
Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $1.1 million and $19.8 million at December 31, 2020 and 2019. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at December 31, 2020 and December 31, 2019 included an expected loss rate of 1.55% for insured loans and 20.00% for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Fair Value Option
Loans Held-for-Sale, Carried at Fair Value: We elected the fair value option for certain SFR mortgage loans held-for-sale. Electing to measure SFR mortgage loans held-for-sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets, if any. We also elected to record loans repurchased from GNMA at fair value, as we intend to sell them after curing any defects and, accordingly, they are classified as held-for-sale.
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	December 31,
	2020			2019
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$1,413	$1,680	$(267)	$22,642	$23,455	$(813)
Nonaccrual loans (1)	654	750	(96)	8,125	8,370	(245)
(1)    Includes loans guaranteed by the U.S. government of $190 thousand and $6.7 million at December 31, 2020 and 2019.
There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of December 31, 2020 and 2019.

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

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net gains (losses) from fair value changes (1)
Fair value adjustment for loans held-for-sale	$(1,501)	$106	$204
Net revenue on mortgage banking activities (discontinued operations)	—	—	159
(1)    Amounts for the year ended December 31, 2018 are included in income from discontinued operations.

Assets and Liabilities Measured on a Non-Recurring Basis
Individually Evaluated Loans: The fair value of individually evaluated loans (previously referred to as impaired loans prior to the adoption of ASC 326) with specific allocations of the ALL based on collateral values is generally based on recent real estate appraisals and AVMs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
Other Real Estate Owned Assets: OREO assets initially are recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of OREO assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches and adjustments are routinely made in the appraisal process resulting in a Level 3 classification due to the unobservable inputs used for determining fair value. We recorded impairment expense for OREO assets of zero, $145 thousand and $53 thousand for the years ended December 31, 2020, 2019 and 2018 in all other expense on the consolidated statements of operations.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets
Collateral dependent loans:
SBA	$629	$—	$—	$629
December 31, 2019
Assets
Collateral dependent loans:
Single family residential mortgage	$3,678	$—	$—	$3,678
Commercial and industrial	15,409	—	—	15,409
SBA	1,711	—	—	1,711

The following table presents the net losses recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Individually evaluated loans:
Single family residential mortgage	$(169)	$(490)	$(115)
Commercial and industrial	(10,292)	—	(1,752)
SBA	(2,052)	(46)	(1,048)
Other consumer	—	(88)	(141)
Other real estate owned:
Single family residential mortgage	—	(104)	229

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets
Cash and cash equivalents	$220,819	$220,819	$—	$—	$220,819
Securities available-for-sale	1,231,431	—	1,231,431	—	1,231,431
Federal Home Loan Bank and other bank stock	44,506	—	44,506	—	44,506
Loans held-for-sale	1,413	—	468	945	1,413
Loans receivable, net of allowance	5,817,375	—	—	5,936,708	5,936,708
Accrued interest receivable	29,445	29,445	—	—	29,445
Derivative assets	7,632	—	7,632	—	7,632
Financial liabilities
Deposits	6,085,800	—	—	6,087,714	6,087,714
Advances from Federal Home Loan Bank	539,795	—	585,416	—	585,416
Long-term debt	256,315	—	273,230	—	273,230
Derivative liabilities	8,102	—	8,102	—	8,102
Accrued interest payable	3,714	3,714	—	—	3,714
December 31, 2019
Financial assets
Cash and cash equivalents	$373,472	$373,472	$—	$—	$373,472
Securities available-for-sale	912,580	—	912,580	—	912,580
Federal Home Loan Bank and other bank stock	59,420	—	59,420	—	59,420
Loans held-for-sale	22,642	—	3,409	19,233	22,642
Loans receivable, net of allowance	5,894,236	—	—	5,894,732	5,894,732
Accrued interest receivable	24,523	24,523	—	—	24,523
Derivative assets	3,583	—	3,583	—	3,583
Financial liabilities
Deposits	5,427,167	—	—	5,430,536	5,430,536
Advances from Federal Home Loan Bank	1,195,000	—	1,222,709	—	1,222,709
Long-term debt	173,421	—	180,213	—	180,213
Derivative liabilities	3,853	—	3,853	—	3,853
Accrued interest payable	4,687	4,687	—	—	4,687

The methods and assumptions used to estimate fair value for our financial instruments recorded at fair value on a recurring or non-recurring basis are described as follows:
Cash and Cash Equivalents and Interest-earning Deposits in Financial Institutions: The carrying amounts of cash and cash equivalents and interest-earning deposits in financial institutions approximate fair value due to the short-term nature of these instruments (Level 1).
Federal Home Loan Bank and Other Bank Stock: FHLB, Federal Reserve Bank and other bank stock are recorded at cost, which approximates fair value. Ownership of FHLB and Federal Reserve Bank stock is restricted to member banks, and purchases and sales of these securities are at par value with the issuer (Level 2).
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,436	$—	$(82)	$17,354
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,591	6,793	—	106,384
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	209,426	2,571	(166)	211,831
Municipal securities	64,355	4,272	(4)	68,623
Non-agency residential mortgage-backed securities	156	4	—	160
Collateralized loan obligations	687,505	—	(9,720)	677,785
Corporate debt securities	141,975	7,319	—	149,294
Total securities available-for-sale	$1,220,444	$20,959	$(9,972)	$1,231,431
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$37,613	$—	$(1,157)	$36,456
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	91,543	16	(260)	91,299
Municipal securities	52,997	51	(359)	52,689
Non-agency residential mortgage-backed securities	191	5	—	196
Collateralized loan obligations	733,605	—	(15,244)	718,361
Corporate debt securities	13,500	79	—	13,579
Total securities available-for-sale	$929,449	$151	$(17,020)	$912,580
At December 31, 2020, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations, and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of December 31, 2020. Accrued interest receivable on debt securities available-for-sale totaled $4.5 million and $5.6 million at December 31, 2020 and December 31, 2019, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
At December 31, 2020 and December 31, 2019, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Gross realized gains on sales and calls of securities available-for-sale	$2,011	$556	$5,532
Gross realized losses on sales and calls of securities available-for-sale	—	(5,408)	—
Net realized gains (losses) on sales and calls of securities available-for-sale	$2,011	$(4,852)	$5,532
Proceeds from sales and calls of securities available-for-sale	$68,829	$1,249,588	$1,025,471

Investment securities with carrying values of $43.7 million and $44.0 million as of December 31, 2020 and December 31, 2019 were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,354	$(82)	$—	$—	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	19,033	(166)	—	—	19,033	(166)
Municipal securities	11,401	(4)	—	—	11,401	(4)
Collateralized loan obligations	64,775	(225)	613,010	(9,495)	677,785	(9,720)
Corporate debt securities	—	—	—	—	—	—
Total securities available-for-sale	$112,563	$(477)	$613,010	$(9,495)	$725,573	$(9,972)
December 31, 2019
Securities available-for-sale:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$35,872	$(1,157)	$—	$—	$35,872	$(1,157)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	73,379	(260)	—	—	73,379	(260)
Municipal securities	31,723	(359)	—	—	31,723	(359)
Collateralized loan obligations	49,553	(447)	668,808	(14,797)	718,361	(15,244)
Total securities available-for-sale	$190,527	$(2,223)	$668,808	$(14,797)	$859,335	$(17,020)

At December 31, 2020, our securities available-for-sale portfolio consisted of 103 securities, 50 of which were in an unrealized loss position. At December 31, 2019, our securities available-for-sale portfolio consisted of 70 securities, 60 of which were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. As of December 31, 2020, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery.
During the year ended December 31, 2020, no allowance for credit losses related to securities available-for-sale was recorded. Prior to the adoption of CECL on January 1, 2020, losses related to securities available-for-sale were evaluated for OTTI. During the year ended December 31, 2019, we recorded OTTI for our remaining portfolio of mortgage-backed securities of $731 thousand. This OTTI was recognized as a result of our strategic decision to liquidate this longer duration portfolio. During the year ended December 31, 2018, we recorded OTTI for our remaining portfolio of non-agency commercial mortgage-backed securities of $3.3 million. This OTTI was recognized as a result of decision to liquidate this portfolio.

The following table presents the fair value and yield information of the investment securities portfolio, based on the earlier of maturity dates or next repricing date, as of December 31, 2020:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$17,354	1.71%	$—	—%	$—	—%	$—	—%	$17,354	1.71%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	30,243	2.20%	76,141	2.35%	106,384	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	113,227	0.71%	11,438	2.01%	44,451	1.36%	42,715	0.31%	211,831	0.83%
Municipal securities	—	—%	—	—%	9,456	2.60%	59,167	2.62%	68,623	2.62%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	160	6.35%	160	6.35%
Collateralized loan obligations	677,785	1.86%	—	—%	—	—%	—	—%	677,785	1.86%
Corporate debt securities	—	—%	131,829	5.01%	17,465	5.73%	—	—%	149,294	5.08%
Total securities available-for-sale	$808,366	1.70%	$143,267	4.77%	$101,615	2.40%	$178,183	1.93%	$1,231,431	2.14%

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	Traditional Loans	NTM Loans	Total Loans Receivable
December 31, 2020
Commercial:
Commercial and industrial	$2,088,308	$—	$2,088,308
Commercial real estate	807,195	—	807,195
Multifamily	1,289,820	—	1,289,820
SBA (1)	273,444	—	273,444
Construction	176,016	—	176,016
Consumer:
Single family residential mortgage	794,721	435,515	1,230,236
Other consumer	31,788	1,598	33,386
Total loans (2)	$5,461,292	$437,113	$5,898,405
Percentage to total loans	92.6%	7.4%	100.0%
Allowance for loan losses			(81,030)
Loans receivable, net			5,817,375

December 31, 2019
Commercial:
Commercial and industrial	$1,691,270	$—	$1,691,270
Commercial real estate	818,817	—	818,817
Multifamily	1,494,528	—	1,494,528
SBA	70,981	—	70,981
Construction	231,350	—	231,350
Consumer:
Single family residential mortgage	992,417	598,357	1,590,774
Other consumer	51,866	2,299	54,165
Total loans (2)	$5,351,229	$600,656	$5,951,885
Percentage to total loans	89.9%	10.1%	100.0%
Allowance for loan losses			(57,649)
Loans receivable, net			5,894,236

(1)Includes 949 PPP loans totaling $210.0 million, net of unamortized loan fees totaling $1.6 million at December 31, 2020.
(2)Total loans include deferred loan origination costs/(fees) and premiums/(discounts), net of $6.2 million and $14.3 million at December 31, 2020 and 2019.

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2020
Commercial:
Commercial and industrial
Pass	$99,015	$78,783	$70,248	$52,786	$44,536	$92,129	$1,572,259	$9,945	$2,019,701
Special mention	—	928	2,748	7,986	1,574	2,271	1,500	225	17,232
Substandard	—	13,937	6,262	4,618	—	9,264	12,598	4,696	51,375
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	99,015	93,648	79,258	65,390	46,110	103,664	1,586,357	14,866	2,088,308
Commercial real estate
Pass	75,432	150,731	192,831	63,144	91,454	182,756	2,682	1,582	760,612
Special mention	—	—	9,452	—	2,518	14,754	3,761	—	30,485
Substandard	—	—	—	—	—	16,098	—	—	16,098
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	75,432	150,731	202,283	63,144	93,972	213,608	6,443	1,582	807,195
Multifamily
Pass	239,449	407,532	275,881	110,105	97,160	154,841	27	—	1,284,995
Special mention	—	2,050	—	—	—	803	—	—	2,853
Substandard	—	—	—	—	—	1,972	—	—	1,972
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	239,449	409,582	275,881	110,105	97,160	157,616	27	—	1,289,820
SBA
Pass	211,962	14,082	1,260	3,746	11,087	18,589	3,111	1,014	264,851
Special mention	—	1,768	—	212	415	874	—	6	3,275
Substandard	—	—	—	1,319	682	1,855	226	755	4,837
Doubtful	—	—	390	—	—	—	—	91	481
SBA	211,962	15,850	1,650	5,277	12,184	21,318	3,337	1,866	273,444

Construction
Pass	41,677	30,387	45,397	50,024	—	—	—	—	167,485
Special mention	—	—	1,537	—	6,994	—	—	—	8,531
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	41,677	30,387	46,934	50,024	6,994	—	—	—	176,016
Consumer:
Single family residential mortgage
Pass	149,382	140,129	271,667	161,332	237,285	227,711	15,252	—	1,202,758
Special mention	—	—	1,837	688	4,868	4,460	—	—	11,853
Substandard	—	157	491	1,079	4,978	8,920	—	—	15,625
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	149,382	140,286	273,995	163,099	247,131	241,091	15,252	—	1,230,236
Other consumer
Pass	38	—	47	—	—	1,876	27,644	2,218	31,823
Special mention	—	—	—	—	—	30	1,185	—	1,215
Substandard	—	—	—	—	—	—	274	74	348
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	38	—	47	—	—	1,906	29,103	2,292	33,386
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

The following table presents the risk categories for total loans as of December 31, 2019:

	December 31, 2019
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$1,580,269	$45,323	$65,678	$—	$1,691,270
Commercial real estate	813,846	2,532	2,439	—	818,817
Multifamily	1,484,931	4,256	5,341	—	1,494,528
SBA	60,982	2,760	5,621	1,618	70,981
Construction	229,771	1,579	—	—	231,350
Consumer:
Single family residential mortgage	1,559,253	10,735	20,269	517	1,590,774
Other consumer	53,331	346	488	—	54,165
Total loans	$5,782,383	$67,531	$99,836	$2,135	$5,951,885

Past Due Loans
The following table presents the aging of the recorded investment in past due loans as of December 31, 2020, excluding accrued interest receivable (which is not considered to be material), by class of loans:

	December 31, 2020
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$4,200	$641	$6,548	$11,389	$424,126	$435,515
Other consumer	—	—	—	—	1,598	1,598
Total NTM loans	4,200	641	6,548	11,389	425,724	437,113
Traditional loans:
Commercial:
Commercial and industrial	67	—	4,284	4,351	2,083,957	2,088,308
Commercial real estate	—	—	—	—	807,195	807,195
Multifamily	—	—	—	—	1,289,820	1,289,820
SBA	354	626	3,062	4,042	269,402	273,444
Construction	—	—	—	—	176,016	176,016
Consumer:
Single family residential mortgage	6,836	980	3,742	11,558	783,163	794,721
Other consumer	216	61	—	277	31,511	31,788
Total traditional loans	7,473	1,667	11,088	20,228	5,441,064	5,461,292
Total loans	$11,673	$2,308	$17,636	$31,617	$5,866,788	$5,898,405

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019, excluding accrued interest receivable (which is not considered to be material), by class of loans:

	December 31, 2019
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
NTM loans:
Single family residential mortgage	$3,973	$3,535	$13,019	$20,527	$577,830	$598,357
Other consumer	—	—	—	—	2,299	2,299
Total NTM loans	3,973	3,535	13,019	20,527	580,129	600,656
Traditional loans:
Commercial:
Commercial and industrial	780	5,670	3,862	10,312	1,680,958	1,691,270
Commercial real estate	—	—	—	—	818,817	818,817
Multifamily	—	—	—	—	1,494,528	1,494,528
SBA	586	842	2,152	3,580	67,401	70,981
Construction	—	—	—	—	231,350	231,350
Consumer:
Single family residential mortgage	13,752	3,496	5,606	22,854	969,563	992,417
Other consumer	199	40	95	334	51,532	51,866
Total traditional loans	15,317	10,048	11,715	37,080	5,314,149	5,351,229
Total loans	$19,290	$13,583	$24,734	$57,607	$5,894,278	$5,951,885

Nonaccrual Loans
The following table presents the composition of nonaccrual loans as of the dates indicated:

	December 31, 2020				December 31, 2019
($ in thousands)	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$—	$13,821	$13,821	$13,088	$—	$19,114	$19,114	$337
Commercial real estate	—	4,654	4,654	4,654	—	—	—	—
SBA	—	3,749	3,749	648	—	5,230	5,230	1,474
Consumer:
Single family residential mortgage	8,697	4,822	13,519	13,519	13,019	5,606	18,625	14,373
Other consumer	—	157	157	157	—	385	385	380
Total nonaccrual loans	$8,697	$27,203	$35,900	$32,066	$13,019	$30,335	$43,354	$16,564
At December 31, 2020 and 2019, $728 thousand and zero of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At December 31, 2020 and 2019, consumer mortgage loans of zero and $15.7 million were secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
Allowance for Credit Losses
Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. We adopted CECL on January 1, 2020 and in calculating our ACL under this methodology we use a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during December 2020 (i.e.GDP growth rates, unemployment rates, etc.). Our Company-specific economic view recognizes that the foreseeable future continues to be uncertain with respect to the rollout of the approved vaccines for COVID-19; the lack of clarity regarding the impact of the most recent government stimulus; the continued unknown impact of the COVID-19 pandemic on the economy and certain industry segments; and the unknown benefit from Federal Reserve and other government actions. Accordingly, the ACL level and resulting provision reflect these uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The following table presents a summary of activity in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020			2019			2018
	Allowance for Loan Losses	Reserve for Unfunded Loan Commit-ments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commit-ments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commit-ments	Allowance for Credit Losses
Balance at beginning of year	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814	$49,333	$3,716	$53,049
Impact of adopting ASU 2016-13	7,609	(1,226)	6,383	—	—	—	—	—	—
Loans charged off	(15,417)	—	(15,417)	(41,766)	—	(41,766)	(18,499)	—	(18,499)
Recoveries of loans previously charged off	1,815	—	1,815	836	—	836	1,143	—	1,143
Net charge-offs	(13,602)	—	(13,602)	(40,930)	—	(40,930)	(17,356)	—	(17,356)
Provision for (reversal of) credit losses	29,374	345	29,719	36,387	(558)	35,829	30,215	906	31,121
Balance at end of year	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814

During 2020, a $16.1 million legacy shared national credit was resolved resulting in a charge-off of $10.7 million.
During 2019, we recorded a $35.1 million charge-off of a line of credit originated in November 2017 to a borrower purportedly the subject of a fraudulent scheme. In connection with the $35.1 million charge-off, on October 22, 2019, the Bank filed a complaint in the U.S. District Court for the Southern District of California (Case CV '19 02031 GPC KSC) seeking to recover its losses and other monetary damages against Chicago Title Insurance Company and Chicago Title Company, asserting claims under RICO, 18 U.S.C § 1962 and for RICO Conspiracy, Fraud, Aiding and Abetting Fraud, Negligent Misrepresentation, Breach of Fiduciary Duty and Negligence. On October 2, 2020, the case was re-filed in the Superior Court of the State of California, County of San Diego (Case 37-2020-00034947) asserting claims for Fraud, Aiding and Abetting Fraud, Conspiracy to Defraud, Negligent Misrepresentation, Breach of Fiduciary Duty, Negligence, Money Had And Received, and Conversion. On February 9, 2021, an Amended Complaint was filed asserting claims for Fraud, Aiding and Abetting Fraud, Conspiracy to Defraud, Negligent Misrepresentation, Breach of Fiduciary Duty, Negligence, Money Had And Received, Conversion, Violation of Penal Code Section 496, Violation of Corporations Code Section 25504.1, and Violation of Business & Professions Code Section 17200. We are actively considering and pursuing available sources of recovery and other potential means of mitigating the loss; however, no assurance can be given that we will be successful in that regard.
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
During 2018, we recorded a charge-off of $13.9 million, which reflected the outstanding balance under a $15.0 million line of credit that was originated during the three months ended March 31, 2018. Subsequent to the granting of the line of credit, representations from the borrower in applying for the line of credit were determined by the Bank to be false, and third party bank account statements provided by the borrower to secure the line of credit were found to be fraudulent. The line of credit was granted after the borrower appeared to have satisfied a precondition that the line of credit be fully cash collateralized and secured by a bank account at a third party financial institution pledged to the Bank. As part of the Bank’s credit review and portfolio management process, the line of credit and disbursements were reviewed subsequent to closing and compliance with the borrower’s covenants was monitored. As part of this process, on March 9, 2018, the Bank received information that caused it to believe the existence of the pledged bank account had been misrepresented by the borrower and that the account had previously been closed. The Bank commenced litigation against the borrower and other parties. The Bank recently secured orders from the court granting summary adjudication against the borrower on the Bank's fraud, contract, and contract-related claims, and the Bank previously resolved its claims against other parties. Once judgment is entered, the litigation will conclude and the Bank may then pursue available means of collection against the borrower, if any. At the same time, the Bank is continuing to pursue other available sources of collection and other means of mitigating the loss; however, no assurance can be given that we will be successful in this regard.

Accrued interest receivable on loans receivable, net totaled $24.7 million and $18.8 million at December 31, 2020 and 2019, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL as of or for the year ended December 31, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Impact of adopting ASU 2016-13	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(13,588)	—	—	(1,083)	—	(742)	(4)	(15,417)
Recoveries	604	—	—	328	—	664	219	1,815
Net (charge-offs) recoveries	(12,984)	—	—	(755)	—	(78)	215	(13,602)
Provision (reversal of provision)	10,577	8,286	9,298	392	1,840	(797)	(222)	29,374
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2019:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2018	$18,191	$6,674	$17,970	$1,827	$3,461	$—	$13,128	$941	$62,192
Charge-offs	(36,787)	—	(6)	(2,121)	(371)	—	(2,369)	(112)	(41,766)
Recoveries	138	—	—	217	—	12	150	319	836
Net (charge-offs) recoveries	(36,649)	—	(6)	(1,904)	(371)	12	(2,219)	207	(40,930)
Provision (reversal of provision)	40,811	(733)	(6,559)	3,197	816	(12)	(423)	(710)	36,387
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$—	$10,486	$438	$57,649

Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are evaluated individually and the ACL is determined based on the amount by which amortized costs exceed the estimated fair value of the collateral, adjusted for estimated selling costs.
Collateral dependent loans consisted of the following as of December 31, 2020:

	December 31, 2020
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	5,492	—	4,965	10,457
Commercial real estate	2,644	2,010	—	4,654
Multifamily	—	—	—	—
SBA	349	497	2,750	3,596
Construction	—	—	—	—
Consumer:
Single family residential mortgage	—	17,820	—	17,820
Other consumer	—	157	—	157
Total loans	$8,485	$20,484	$7,715	$36,684

Troubled Debt Restructurings (TDRs)
Troubled debt restructured loans consisted of the following as of the dates indicated:

	December 31,
	2020			2019
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$3,884	$3,884	$—	$16,245	$16,245
SBA	—	265	265	—	266	266
Consumer:
Single family residential mortgage	2,631	2,217	4,848	2,638	2,394	5,032
Other consumer	—	—	—	294	—	294
Total	$2,631	$6,366	$8,997	$2,932	$18,905	$21,837

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $63 thousand and $135 thousand as of December 31, 2020 and 2019. Accruing TDRs were $4.7 million and nonaccrual TDRs were $4.3 million at December 31, 2020, compared to accruing TDRs of $6.6 million and nonaccrual TDRs of $15.2 million at December 31, 2019. The decrease in TDRs during the year ended December 31, 2020 was primarily due to one commercial and industrial relationship.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2020			2019			2018
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$5,000	$5,000	12	$18,512	$18,193	2	$171	$163
SBA	—	—	—	2	3,214	869	1	187	187
Total	1	$5,000	$5,000	14	$21,726	$19,062	3	$358	$350

For the year ended December 31, 2020, there was one SBA loan that was modified as a TDR during the past 12 months that had a subsequent payment default. For the years ended December 31, 2019, and 2018, there were no loans that were modified as TDRs during the past 12 months that had a subsequent payment default. The following table summarizes the TDRs by modification type for the periods indicated:

	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Extension of Maturity(1)		Other		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Year ended December 31, 2020
Commercial:
Commercial and industrial	—	$—	—	$—	1	$5,000	—	$—	1	$5,000
Total	—	$—	—	$—	1	$5,000	—	$—	1	$5,000
Year ended December 31, 2019
Commercial:
Commercial and industrial	12	$18,193	—	$—	—	$—	—	$—	12	$18,193
SBA	2	869	—	—	—	—	—	—	2	869
Total	14	$19,062	—	$—	—	$—	—	$—	14	$19,062
Year ended December 31, 2018
Commercial:
Commercial and industrial	—	$—	2	$163	—	$—	—	$—	2	$163
SBA	—	—	—	—	—	—	1	187	1	187
Total	—	$—	2	$163	—	$—	1	$187	3	$350
(1)Excludes loans in forbearance or deferment that received an extension of maturity through the CARES Act during the year ended December 31, 2020.

Purchases and Sales
The following table presents loans purchased and/or sold by portfolio segment, excluding loans held-for-sale for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
($ in thousands)	Purchases	Sales	Purchases	Sales	Purchases	Sales
Commercial:
Multifamily	$120,900	$—	$—	$—	$—	$—
Construction	14,750	—	—	—	—	—
Consumer:
Single family residential mortgage	149,687	—	—	—	59,481	—
Total	$285,337	$—	$—	$—	$59,481	$—

Loan purchases during the years ended December 31, 2020, 2019, and 2018 were made at a net premium of $4.7 million, zero and $2.3 million.
The following table presents loans transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
($ in thousands)	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$(1,133)
Commercial real estate	—	—	—	(573)	—	—
Multifamily	—	—	—	(752,087)	—	(81,449)
SBA	—	—	—	(559)	—	—
Construction	—	—	—	(2,519)	—	(434)
Consumer:
Single family residential mortgage	—	—	—	(383,859)	—	(289,617)
Other consumer	—	—	—	—	—	(4,362)
Total	$—	$—	$—	$(1,139,597)	$—	$(376,995)

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

Non-Traditional Mortgage (NTM) Loans
Our NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2020 and 2019, the NTM loans totaled $437.1 million, or 7.4% of total loans, and $600.7 million, or 10.1% of total loans, respectively. The total NTM portfolio decreased by $163.5 million, or 27.2%, during the year ended December 31, 2020.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2020			2019
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Green Loans (HELOC) - first liens	48	$31,587	7.2%	69	$49,959	8.3%
Interest Only - first liens	283	401,640	91.9%	376	545,371	90.8%
Negative amortization	8	2,288	0.5%	9	3,027	0.5%
Total NTM - first liens	339	435,515	99.6%	454	598,357	99.6%
Green Loans (HELOC) - second liens	5	1,598	0.4%	7	2,299	0.4%
Total NTM - second liens	5	1,598	0.4%	7	2,299	0.4%
Total NTM loans	344	$437,113	100.0%	461	$600,656	100.0%
Total loans		$5,898,405			$5,951,885
Percentage to total loans		7.4%			10.1%

Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only for a 15-year term with a balloon payment due at maturity. At December 31, 2020 and 2019, Green Loans totaled $33.2 million and $52.3 million. At December 31, 2020 and 2019, $4.0 million and $1.5 million of our Green Loans were nonperforming. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through our loan terms and underwriting standards, including our policies on LTV ratios and our contractual ability to curtail loans when the value of the underlying collateral declines. We discontinued origination of the Green Loans products in 2011.
Interest Only Loans
Interest Only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2020 and 2019, Interest Only loans totaled $401.6 million and $545.4 million. At December 31, 2020 and 2019, $4.7 million and $11.5 million of the Interest Only loans were nonperforming.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $2.3 million and $3.0 million at December 31, 2020 and 2019. We discontinued origination of negative amortization loans in 2007. At December 31, 2020 and 2019, none of the loans with the potential for negative amortization were nonperforming. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including our policies on LTV ratios.

Risk Management of Non-Traditional Mortgages
We proactively manage the NTM portfolio by performing detailed analyses on the portfolio. We have determined that significant performance indicators for NTMs are LTV ratios and FICO scores. Accordingly, we manage credit risk in the NTM portfolio through periodic review of the loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs, as needed in conjunction with portfolio management, and ordering third party AVMs. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10% or more and/or a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which will increase the reserves established for potential losses.
For revolving lines of credit, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, we could suspend the borrowing privileges or reduce the credit limit at any time we reasonably believe that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO score is the first indication that the borrower may have difficulty in making their future payment obligations.
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
Non-Traditional Mortgage Performance Indicators
The following table presents our Green Loans first lien portfolio at December 31, 2020 by FICO scores that were obtained during the quarter ended December 31, 2020, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2019:

	By FICO Scores Obtained During the Quarter Ended December 31, 2020			By FICO Scores Obtained During the Quarter Ended December 31, 2019			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO score
800+	11	$5,773	18.3%	12	$3,130	9.9%	(1)	$2,643	84.4%
700-799	24	16,472	52.1%	24	17,408	55.1%	—	(936)	(5.4)%
600-699	9	7,717	24.4%	6	7,959	25.2%	3	(242)	(3.0)%
<600	2	1,097	3.5%	4	2,562	8.1%	(2)	(1,465)	(57.2)%
No FICO score	2	528	1.7%	2	528	1.7%	—	—	—%
Total	48	$31,587	100.0%	48	$31,587	100.0%	—	$—	—%

The current loan to value ratio is determined by dividing the current unpaid principal balance by the most recent estimated property value received per our policy. A lower LTV represents lower risk. The table below represents our SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

LTV Ratios	Green			Interest Only			Negative Amortization			Total
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
December 31, 2020
< 61	42	$25,946	82.1%	190	$271,108	67.5%	8	$2,288	100.0%	240	$299,342	68.7%
61-80	6	5,641	17.9%	91	126,281	31.4%	—	—	—%	97	131,922	30.3%
81-100	—	—	—%	2	4,251	1.1%	—	—	—%	2	4,251	1.0%
> 100	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	48	$31,587	100.0%	283	$401,640	100.0%	8	$2,288	100.0%	339	$435,515	100.0%
December 31, 2019
< 61	54	$37,804	75.6%	231	$346,899	63.6%	9	$3,027	100.0%	294	$387,730	64.8%
61-80	12	8,531	17.1%	136	183,664	33.7%	—	—	—%	148	192,195	32.1%
81-100	3	3,624	7.3%	6	7,081	1.3%	—	—	—%	9	10,705	1.8%
> 100	—	—	—%	3	7,727	1.4%	—	—	—%	3	7,727	1.3%
Total	69	$49,959	100.0%	376	$545,371	100.0%	9	$3,027	100.0%	454	$598,357	100.0%

NOTE 6 – PREMISES AND EQUIPMENT, NET
The following table summarizes premises and equipment, net, as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Land	$9,020	$9,020
Building and improvement	109,896	109,450
Furniture, fixtures, and equipment	49,495	48,923
Leasehold improvements	13,471	15,052
Construction in process	482	221
Total	182,364	182,666
Less accumulated depreciation	(60,844)	(54,645)
Premises and equipment, net	$121,520	$128,021

During the years ended December 31, 2020, 2019, and 2018, we recorded an impairment loss of $512 thousand, $1.5 million, and $2.0 million on abandoned capitalized software projects. This impairment charge is included in all other expense on the consolidated statements of operations.
We recognized depreciation expense of $10.2 million, $10.3 million and $10.9 million for the years ended December 31, 2020, 2019, and 2018.
NOTE 7 – LEASES

We have operating leases for corporate offices, branches and loan production offices. Our leases have remaining lease terms of three months to 18 years, some of which include options to extend the leases generally for periods of three years to five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Operating Lease Expense	$6,024	$6,622
Variable Lease Expense	279	356
Sublease Income	—	(250)
Total Lease Expense	$6,303	$6,728
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$6,812	$6,989
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities	$3,289	5,332
ROU assets recognized upon adoption of new lease standard	$—	23,332
Supplemental balance sheet information related to leases was as follows:

	December 31,
($ in thousands)	2020	2019
Operating Leases:
Operating lease right-of-use assets	$19,633	$22,540
Operating lease liabilities	20,647	23,692

	December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	6.60 years	6.69 years
Weighted-average discount rate:
Operating leases	2.78%	2.92%

Maturities of operating lease liabilities at December 31, 2020 were as follows:

($ in thousands)	Operating Leases
2021	$5,553
2022	4,029
2023	3,231
2024	2,350
2025	2,184
Thereafter	5,514
Total lease payments	22,861
Less: present value discount	(2,214)
Total Lease Liability	$20,647

We lease certain equipment under finance leases. Finance lease obligations totaled $83 thousand and $585 thousand at December 31, 2020 and 2019. The finance lease arrangements require monthly payments through 2024.

NOTE 8 – SERVICING RIGHTS
The following table presents a composition of total income from servicing rights, which is reported in loan servicing income on the consolidated statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Servicing fees for sold loans with servicing retained	$1,096	$1,291	$5,048
Losses on the fair value and amortization of servicing rights	(591)	(612)	(1,328)
Total income from servicing rights	$505	$679	$3,720

The following table presents a composition of servicing rights as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Mortgage servicing rights, at fair value	$566	$1,157
SBA servicing rights, at cost	888	1,142
Total	$1,454	$2,299

Mortgage loans sold with servicing retained are subserviced by a third party vendor. The unpaid principal balance of these loans, which are not included in assets, totaled $104.9 million and $150.6 million at December 31, 2020 and 2019. Custodial escrow balances maintained in connection with serviced loans were $138 thousand and $198 thousand at December 31, 2020 and 2019. The unpaid principal balance of the loans underlying our SBA servicing rights at December 31, 2020 and 2019 was $62.7 million and $75.2 million.

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

	December 31,
($ in thousands)	2020	2019
Fair value of retained MSRs	$566	$1,157
Discount rate	13.00%	13.00%
Constant prepayment rate	25.68%	18.96%
Weighted-average life (in years)	3.11	4.41

The following table presents activity in the MSRs for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of year	$1,157	$1,770	$31,852
Changes in fair value resulting from valuation inputs or assumptions	(309)	(265)	(1,155)
Sales of servicing rights	—	—	(28,549)
Other—loans paid off	(282)	(348)	(378)
Balance at end of year	$566	$1,157	$1,770

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

	December 31,
($ in thousands)	2020	2019
Servicing rights	$888	$1,142
Discount rate	7.25%	8.75%
Constant prepayment rate	8.00%	8.00%
Weighted-average life (in years)	3.36	3.75
The following table presents activity in the SBA servicing rights for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of year	$1,142	$1,658	$1,856
Additions	—	—	127
Amortization, including prepayments	(254)	(493)	(298)
Impairment	—	(23)	(27)
Balance at end of year	$888	$1,142	$1,658

NOTE 9 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of year	$—	$672	$1,796
Additions	1,116	276	672
Sales and net direct write-downs	(1,116)	(803)	(2,038)
Net change in valuation allowance	—	(145)	242
Balance at end of year	$—	$—	$672

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of year	$—	$—	$242
Additions	—	145	143
Recoveries	—	—	(90)
Net direct write-downs and removals from sale	—	(145)	(295)
Balance at end of year	$—	$—	$—

The following table presents expenses related to foreclosed assets included in all other expense on the consolidated statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net (loss) gain on sales	$(38)	$40	$(13)
Operating expenses, net of rental income	—	—	(134)
Total	$(38)	$40	$(147)

We did not provide loans to finance the purchase of our OREO properties during the years ended December 31, 2020, 2019 or 2018.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At December 31, 2020 and 2019, we had goodwill of $37.1 million, which included accumulated impairment losses of $2.1 million recognized in 2017 as a result of us discontinuing our mortgage banking division.
We conducted our annual impairment test as of August 31, 2020 and again as of October 1, 2020 for this transition and concluded that there was no impairment as of those dates.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of December 31, 2020, the weighted-average remaining amortization period for core deposit intangibles was approximately 3.8 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2020
Core deposit intangibles	$30,904	$28,271	$2,633
December 31, 2019
Core deposit intangibles	$30,904	$26,753	$4,151

There was no impairment of goodwill for the years ended December 31, 2020, 2019 and 2018.
Aggregate amortization of intangible assets was $1.5 million, $2.2 million and $3.0 million for the years ended December 31, 2020, 2019, and 2018. The following table presents estimated future amortization expenses as of December 31, 2020:

($ in thousands)	2021	2022	2023	2024	2025	Total
Estimated future amortization expense	$1,082	$799	$517	$235	$—	$2,633

NOTE 11 – DEPOSITS
The following table presents the components of deposits as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Noninterest-bearing deposits	$1,559,248	$1,088,516
Interest-bearing deposits
Interest-bearing demand deposits	2,107,942	1,533,882
Money market accounts	714,297	715,479
Savings accounts	932,363	885,246
Certificates of deposit of $250,000 or less	316,585	582,772
Certificates of deposit of more than $250,000	455,365	621,272
Total interest-bearing deposits	4,526,552	4,338,651
Total deposits	$6,085,800	$5,427,167

The aggregate amount of deposits reclassified as loans, such as overdrafts, was $441 thousand and $300 thousand at December 31, 2020 and 2019.
We had California State Treasurer’s deposits of $300.0 million, and accrued interest on these deposits, in certificates of deposit of more than $250,000 at both December 31, 2020 and 2019. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. In addition, we had other public deposits of $24.4 million and $23.3 million at December 31, 2020 and 2019. At December 31, 2020 and 2019, we provided letters of credit of $335.0 million and $330.0 million through the FHLB of San Francisco as collateral for California State Treasurer’s deposits and other public deposits. There were no securities with carrying values pledged as collateral for these deposits at December 31, 2020 and 2019.

The following table presents a summary of brokered deposits as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Interest-bearing demand deposits	$—	$—
Money market accounts	10,000	10,000
Certificates of deposit of $250,000 or less	16,223	—
Certificates of deposit of more than $250,000	—	—
Total brokered deposits	$26,223	$10,000
The following table presents scheduled maturities of certificates of deposit as of December 31, 2020:

($ in thousands)	2021	2022	2023	2024	2025	Total
Certificates of deposit of $250,000 or less	$269,858	$39,563	$3,776	$1,674	$1,714	$316,585
Certificates of deposit of more than $250,000	413,130	41,412	823	—	—	455,365
Total certificates of deposit	$682,988	$80,975	$4,599	$1,674	$1,714	$771,950

NOTE 12 – FEDERAL HOME LOAN BANK ADVANCES AND SHORT-TERM BORROWINGS
The following table presents the advances from the FHLB as of the dates indicated:

($ in thousands)	December 31, 2020		December 31, 2019
Fixed rate:
Outstanding balance	$461,000	(1)	$730,000
Interest rates ranging from	—%	(2)	1.82%
Interest rates ranging to	3.32%		3.32%
Weighted average interest rate	2.51%		2.66%
Variable rate:
Outstanding balance	85,000		465,000
Weighted average interest rate	0.17%		1.66%
(1)Excludes $6.2 million of unamortized debt issuance costs at December 31, 2020.
(2)Includes $5.0 million in FHLB recovery advances with an interest rate of 0.00% and maturity date of May 27, 2021.
The following table presents contractual maturities by year of the FHLB advances as of December 31, 2020:

($ in thousands)	2021	2022	2023	2024	2025 and After	Total
Fixed rate	$50,000	$—	$—	$—	$411,000	$461,000
Variable rate	85,000	—	—	—	—	85,000
Total	$135,000	$—	$—	$—	$411,000	$546,000

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. In June 2020, we repaid early a $100.0 million FHLB term advance with a weighted average interest rate of 2.07% and incurred a $2.5 million debt extinguishment fee that is included in other noninterest expense in the consolidated statements of operations. Additionally, in June 2020 we refinanced $111.0 million of our term advances into the lower market interest rates.
At December 31, 2020, FHLB advances included $85.0 million in overnight borrowings, $50.0 million in advances maturing within six months, and $411.0 million maturing beyond six months with a weighted average life of 5.0 years and weighted average interest rate of 2.53%.
At December 31, 2020 and 2019, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.37 billion and $3.05 billion. Based on this collateral the Bank was eligible to borrow an additional $821.7 million at December 31, 2020.

The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million and $32.3 million at December 31, 2020 and 2019.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2020		2019	2018
Weighted-average interest rate at end of year	2.15%		2.27%	2.57%
Average interest rate during the year	2.41%		2.55%	2.15%
Average balance	$749,195		$1,264,945	$1,627,608
Maximum amount outstanding at any month-end	$1,210,000		$1,850,000	$2,030,000
Balance at end of year	$546,000	(1)	$1,195,000	$1,520,000
(1)Excludes $6.2 million of unamortized debt issuance costs at December 31, 2020.
During the second quarter of 2020, we expanded our existing secured borrowing capacity with the Federal Reserve Bank by participating in its BIC program. As a result, our borrowing capacity with the Federal Reserve Bank increased to $422.4 million at December 31, 2020. Prior to participating in the BIC program, the Bank only pledged securities as collateral for access to the discount window. At December 31, 2020, the Bank has pledged certain qualifying loans with an unpaid principal balance of $856.2 million and securities with a carrying value of $23.7 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the years ended December 31, 2020 and 2019.
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $185.0 million, with no outstanding borrowings at December 31, 2020.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at December 31, 2020 and 2019. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities. During 2020, the Bank established the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $196.0 million at December 31, 2020.
NOTE 13 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	December 31,
	2020		2019
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,291)	$175,000	$(1,579)
4.375% subordinated notes due October 30, 2030	85,000	(2,394)	—	—
Total	$260,000	$(3,685)	$175,000	$(1,579)

Senior Notes
On April 6, 2015, we completed the issuance and sale of $175.0 million aggregate principal amount of our 5.25% senior notes due April 15, 2025 (the “Senior Notes”). Net proceeds after debt issuance costs and discount were approximately $172.8 million.
The Senior Notes are unsecured debt obligations which rank equally with all of our other present and future unsecured unsubordinated obligations. We make interest payments on the Senior Notes semi-annually in arrears.
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

The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Senior Notes Base Indenture”), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the “Senior Notes Supplemental Indenture” and together with the “Senior Notes Base Indenture”, the “Senior Notes Indenture”). The Senior Notes Indenture contains several covenants which, among other things, restrict our ability and the ability of our subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. We were in compliance with all covenants under the Senior Notes Indenture at December 31, 2020.
Subordinated Notes
On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of our 4.375% fixed-to-floating rate subordinated notes due October 30, 2030 (the “Subordinated Notes”). Net proceeds after debt issuance costs were approximately $82.6 million.
The Subordinated Notes are unsecured debt obligations and subordinated to our present and future Senior Debt (as defined in the Subordinated Notes Indenture (as defined below)) and subordinated to all of our subsidiaries’ present and future indebtedness and other obligations. The Subordinated Notes bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. From and including October 30, 2025 to, but excluding, the maturity date or the date of earlier redemption, the Subordinated Notes bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 419.5 basis points, payable quarterly in arrears.
We may, at our option, redeem the Subordinated Notes in whole or in part on October 30, 2025 and on any interest payment date thereafter. We may also, at our option, redeem the Subordinated Notes at any time, including prior to October 30, 2025, in whole but not in part, upon the occurrence of certain events. Any early redemption of the Subordinated Notes will be subject to obtaining the prior approval of the FRB to the extent then required under the rules of the FRB, and will be at a redemption price equal to 100% of the principal amount of the Subordinated Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
The Subordinated Notes were issued under the Subordinated Debt Securities Indenture, dated as of October 30, 2020 (the “Subordinated Notes Base Indenture”), as supplemented by the Supplemental Indenture relating to the Subordinated Notes, dated as of October 30, 2020 (the “Subordinated Notes Supplemental Indenture,” and together with the Subordinated Notes Base Indenture, the “Subordinated Notes Indenture”). The Subordinated Notes Indenture contains several covenants and customary events of default. We were in compliance with all covenants under the Subordinated Notes Indenture at December 31, 2020.

NOTE 14 – INCOME TAXES
The following table presents the components of income tax expense of continuing operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Current income taxes:
Federal	$7,332	$3,900	$5,720
State	3,713	941	5,035
Total current income tax expense	11,045	4,841	10,755
Deferred income taxes:
Federal	(5,663)	(1,492)	(4,418)
State	(3,596)	870	(1,493)
Total deferred income tax benefit	(9,259)	(622)	(5,911)
Income tax expense	$1,786	$4,219	$4,844

The following table presents a reconciliation of the recorded income tax expense of continuing operations to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 21.0% to income from continuing operations before income taxes for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Computed expected income tax expense (benefit) at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Proportional amortization	24.1%	12.6%	4.3%
Other permanent book-tax differences	1.9%	(2.4)%	0.4%
State tax expense, net of federal benefit	0.6%	5.1%	5.9%
Income tax credits (investment tax credits and other)	(30.6)%	(20.0)%	(23.2)%
Bank owned life insurance policies	(3.6)%	(1.7)%	(1.0)%
Equity compensation shortfall (windfall) tax impact	2.2%	0.6%	(0.5)%
Reserve for uncertain tax positions	(0.9)%	(1.0)%	0.1%
Other, net	(2.3)%	0.9%	3.3%
Effective tax rates	12.4%	15.1%	10.3%

Our effective tax rate for the year ended December 31, 2020 was lower than the effective tax rate of continuing operations for the year ended December 31, 2019 due mainly to (i) lower pre-tax income, (ii) lower state tax deductions, and (iii) the net tax effects of our qualified affordable housing partnerships and investments in alternative energy partnerships. During the year ended December 31, 2020, our qualified affordable housing partnerships resulted in a reduction of our effective tax rate as the tax deductions and credits outpaced the increase in the effective tax rate due to higher proportional amortization. This net decrease in effective tax rate due to qualified affordable housing projects was partially offset by a higher effective tax rate due to a reduction in tax credits from our investments in alternative energy partnerships.
The Company’s effective tax rate of continuing operations for the year ended December 31, 2019 was higher than the effective tax rate of continuing operations for the year ended December 31, 2018 due mainly to the reduction in the recognition of tax credits on investments in alternative energy partnerships to $3.4 million, partially offset by tax expense from tax basis reduction of $362 thousand related to investments in alternative energy partnerships for the year ended December 31, 2019, compared to $9.6 million of tax credits recognized, partially offset by tax expense from tax basis reduction of $1.0 million for the year ended December 31, 2018.

At December 31, 2020, we had available gross unused federal NOL carryforwards of $2.8 million that may be applied against future taxable income through 2031. At December 31, 2020, we had available gross unused state NOL carryforwards of $5.2 million that may be applied against future taxable income through 2032. Utilization of these NOL carryforwards are subject to annual limitations set forth in Section 382 of the U.S. Internal Revenue Code (IRC). The tax attributes acquired in the Gateway Bancorp acquisition are subject to an annual IRC Section 382 limitation of $474 thousand.
In addition, as of December 31, 2020 and 2019, we had income tax credit carryforwards of $30.2 million and $30.7 million. These tax credits, if unused, will expire in 2037.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
($ in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$24,032	$15,874
Stock-based compensation expense	2,182	2,222
Accrued expenses	4,168	3,831
Loan repurchase reserve	1,625	1,826
Federal net operating losses	272	372
State net operating losses	686	725
Federal income tax credits	30,225	30,661
Unrealized loss on securities available-for-sale	—	4,968
Deferred loan fees	1,998	2,104
Amortization of intangible assets	1,198	1,248
Prior year state tax deduction	443	85
Lease liability	6,082	6,978
Other deferred tax assets	2,824	2,835
Total deferred tax assets	75,735	73,729
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(3,236)	—
Investments in partnerships	(8,139)	(7,455)
Mortgage servicing rights	(167)	(341)
Deferred loan costs	(5,154)	(6,623)
Depreciation on premises and equipment	(5,618)	(5,796)
Right of use asset	(5,784)	(6,638)
Other deferred tax liabilities	(1,680)	(1,970)
Total deferred tax liabilities	(29,778)	(28,823)
Valuation allowance	—	—
Net deferred tax assets	$45,957	$44,906
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income: (i) future reversal of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carryforwards, (iii) taxable income in prior carryback year(s), and (iv) future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets at December 31, 2020 and 2019.
During the year ended December 31, 2020, estimated taxable income before utilization of NOLs of $32.0 million allowed us to utilize $474 thousand of federal NOLs (representing approximately 5.9% of the total NOLs included in our deferred tax assets), $250 thousand of federal research credit, $4.7 million investment tax credit, $350 thousand of state research credits, and $151 thousand of state low income housing tax credits. We believe that the future reversing taxable temporary differences, the ability for the Company to utilize tax credits in 2020, and our projection of future taxable income should be considered significant positive evidence that the deferred tax assets for income tax credits will be realized in future periods prior to their expiration dates.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $924 thousand and $977 thousand at December 31, 2020 and 2019. We do not believe that the unrecognized tax benefits will change materially within the next twelve months. As of December 31, 2020, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $701 thousand.

At December 31, 2020 and 2019, we had no accrued interest or penalties, respectively. The table below summarizes the activity related to our unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Beginning balance	$977	$1,227	$1,047
Increase related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	(6)	(101)	—
Increase in current year tax positions	120	120	180
Decrease related to lapsing of statute of limitations	(167)	(269)	—
Ending balance	$924	$977	$1,227

In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified on the consolidated financial statements as income tax expense.
We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. federal taxing authorities for years before 2017. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2014 (other state income and franchise tax statutes of limitations vary by state).
We account for qualified affordable housing investments under the proportional amortization method. The aggregate funding commitment in these investments totaled $61.3 million and the unfunded portion was $18.3 million at December 31, 2020. The balances of these investments were $43.2 million and $36.5 million as of December 31, 2020 and 2019. The tax deduction from these investments totaled $7.2 million and $7.8 million in 2020 and 2019. The unused tax credit carryforwards for these investments totaled $9.0 million and $3.1 million as of December 31, 2020 and 2019. The proportional amortization of these investments amounted to $5.3 million, $3.5 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018. For additional information on qualified affordable housing investments, see Note 21 — Variable Interest Entities.

NOTE 15 – LOAN REPURCHASE RESERVE
The following table presents a summary of activity in the loan repurchase reserve for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Balance at beginning of year	$6,201	$2,506	$6,306
Initial provision for loan repurchases (1)	11	4,563	126
Subsequent change in the reserve	(697)	(660)	(2,488)
Utilization of reserve for loan repurchases	—	(208)	(1,438)
Balance at end of year	$5,515	$6,201	$2,506

(1)During the year ended December 31, 2019, amount includes a $4.4 million initial provision for loan repurchases related to the Freddie Mac multifamily loan securitization completed in the third quarter of 2019. Refer to Note 21 — Variable Interest Entities for additional information.

We believe that our obligations for loan repurchases or loss reimbursements were adequately reserved for at December 31, 2020.
NOTE 16 – DERIVATIVE INSTRUMENTS
We use derivative instruments and other risk management techniques to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with our risk management policies. Refer to Note 1 — Significant Accounting Policies for additional information on our derivative instruments.
During the years ended December 31, 2020, 2019 and 2018, changes in fair value of interest rate swaps and caps on loans and foreign exchange contracts were a net loss of $200 thousand, $9.2 million, and $38 thousand, and were included in other income on the consolidated statements of operations.

During the year ended December 31, 2019, other income included a $9.0 million loss on interest rate swaps related to the Freddie Mac multifamily securitization in which we sold the associated mortgage servicing rights. The $9.0 million loss on these interest rate swaps was due to a decline in interest rates since their execution and was offset by the $8.9 million gross gain realized on the loans sold into the securitization in 2019.
The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated. Note 3 — Fair Values of Financial Instruments contains further disclosures pertaining to the fair value of derivatives.

	December 31,
	2020		2019
($ in thousands)	Notional Amount	Fair Value (1)	Notional Amount	Fair Value (1)
Included in assets:
Interest rate swaps and cap on loans	$67,840	$7,304	$70,674	$3,445
Foreign exchange contracts	7,010	328	4,643	138
Total included in assets	$74,850	$7,632	$75,317	$3,583
Included in liabilities:
Interest rate swaps and caps on loans	$67,840	$7,789	$70,674	$3,717
Foreign exchange contracts	7,010	313	4,643	136
Total included in liabilities	$74,850	$8,102	$75,317	$3,853
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
NOTE 17 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of December 31, 2020, 3,384,793 shares were available for future awards under the 2018 Omnibus Plan.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Stock options	$4	$(8)	$174
Restricted stock awards and units	5,777	5,047	6,391
Total stock-based compensation expense	$5,781	$5,039	$6,565
Related tax benefits	$1,703	$1,481	$1,929

The following table presents unrecognized stock-based compensation expense as of December 31, 2020:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Restricted stock awards and restricted stock units	6,869	2.0 years
Total	$6,869	2.0 years

Stock Options
We issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price. There have been no stock options granted since 2016.
The weighted-average estimated fair value per share options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Year Ended December 31,
($ in thousands, except per share data)	2020	2019	2018
Grant date fair value of options granted	$—	$—	$—
Fair value of options vested	$8	$67	$160
Total intrinsic value of options exercised	$29	$87	$96
Cash received from options exercised	$—	$—	$—
Weighted-average estimated fair value per share of options granted	$—	$—	$—
The following table represents stock option activity and weighted-average exercise price per share at and for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	62,521	$13.85	186,973	$13.54	210,973	$13.99
Exercised	(7,452)	$13.05	(74,836)	$13.41	(24,000)	$17.50
Forfeited	—	$—	(49,616)	$13.34	—	$—
Outstanding at end of year	55,069	$13.96	62,521	$13.85	186,973	$13.54
Exercisable at end of year	55,069	$13.96	60,273	$13.86	123,125	$13.67
The following table represents changes in unvested stock options and related information at and for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	2,248	$13.75	63,848	$13.30	105,432	$13.31
Vested	(2,248)	$13.75	(17,600)	$13.26	(41,584)	$13.32
Forfeited	—	$—	(44,000)	$13.29	—	$—
Outstanding at end of year	—	$—	2,248	$13.75	63,848	$13.30

The following table presents a summary of stock options outstanding as of December 31, 2020:

	Options Outstanding				Options Exercisable
($ in thousands)	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
$10.90 to $12.12	3,672	14	$10.90	3.5 years	3,672	14	$10.90	3.5 years
$12.13 to $13.35	—	—	$—	0.0 years	—	—	$—	0.0 years
$13.36 to $14.58	35,232	45	$13.44	4.4 years	35,232	45	$13.44	4.4 years
$14.59 to $15.81	16,165	—	$15.81	0.5 years	16,165	—	$15.81	0.5 years
Total	55,069	$59	$13.96	3.2 years	55,069	$59	$13.96	3.2 years
Restricted Stock Awards and Restricted Stock Units
We also have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of profitability and other performance metrics. The actual amounts of performance-related stock released upon vesting is certified by the Compensation Committee of our Board of Directors once the pre-established profitability and other performance metrics have been achieved. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, when vested or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share
Outstanding at beginning of year	923,482	$15.74	833,601	$18.96	911,633	$18.73
Granted (1)	358,593	$13.85	796,547	$14.40	650,676	$18.89
Vested (2)	(331,998)	$15.83	(273,904)	$18.37	(415,994)	$18.65
Forfeited (3)	(101,775)	$15.43	(432,762)	$17.93	(312,714)	$18.54
Outstanding at end of year	848,302	$14.42	923,482	$15.74	833,601	$18.96
(1)     There were 78,771, 174,935 and 306,801 performance stock units included in shares granted for the years ended December 31, 2020, 2019 and 2018.
(2)    There were 18,473, 37,572 and 44,817 performance stock units included in vested shares for the years ended December 31, 2020, 2019 and 2018
(3)    There were 24,242, 233,999 and 86,936 performance stock units included in forfeited shares for the years ended December 31, 2020, 2019 and 2018.
Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, a ten-year SAR.
The following table represents SARs activity and the weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	1,559,012	$11.60	1,559,012	$11.60	1,559,012	$11.60
Outstanding at end of year	1,559,012	$11.60	1,559,012	$11.60	1,559,012	$11.60
Exercisable at end of year	1,559,012	$11.60	1,559,012	$11.60	1,559,012	$11.60

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
For the years ended December 31, 2020, 2019 and 2018, expense attributable to our 401(k) plan amounted to $2.1 million, $2.1 million and $2.1 million.
Employee Equity Ownership Plan
We established the EEOP effective October 15, 2013 for the benefit of employees. The EEOP is administered under our 2013 Omnibus Stock Incentive Plan and the awards thereunder were issued upon the terms and conditions and subject to the restrictions of our 2013 Omnibus Stock Incentive Plan. The EEOP provided that employees eligible to receive restricted stock awards or units under the EEOP are any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program, with grants generally vesting in five equal annual installments beginning on the first anniversary of the date of grant. After evaluation of all then-current equity plans, we discontinued the EEOP effective January 1, 2018.  On April 2, 2018, all final stock awards due under the EEOP were granted to eligible employees, including employees who were eligible for a five-year service award during 2018 calendar year. We issued 72,561 shares with respect to restricted stock awards and units under the EEOP for the year ended December 31, 2018. At December 31, 2020, there were 20,612 unvested shares of restricted stock and restricted stock units with an unrecognized stock-based compensation expense of $259 thousand.
NOTE 19 – STOCKHOLDERS’ EQUITY
Warrants
As of December 31, 2020 and 2019, there were no warrants outstanding.
On November 1, 2010, we issued warrants for the purchase of up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. Under the terms of the respective warrants, the warrants were exercisable for voting common stock in lieu of non-voting common stock following a transfer of the warrants under certain circumstances described in the terms of the warrants.
During the year ended December 31, 2018, the remaining 260,000 warrants that were outstanding at December 31, 2017 were exercised, resulting in the issuance of 145,702 shares of our non-voting common stock. The exercise prices ranged from $8.38 to $8.44 per share. During the year ended December 31, 2018, it was determined that an aggregate of 176,488 shares of non-voting common stock that was issued upon exercise of warrants during the year ended December 31, 2017 was eligible for the issuance of voting common stock. As a result, the 176,488 shares of our non-voting common stock were canceled and 176,488 shares of our voting common stock were issued in lieu thereof.
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

	December 31,
	2020			2019
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	93,270	$93,270	$89,922	96,629	$96,629	$93,162
Series E 7.00% non-cumulative perpetual	98,702	98,702	94,956	100,477	100,477	96,663
Total	191,972	$191,972	$184,878	197,106	$197,106	$189,825

Series D Preferred Stock
During the year ended December 31, 2020, we repurchased depositary shares (Series D Depositary Shares), each representing a 1/40th interest in a share of Series D Preferred Stock, liquidation amount of $1,000 per share of Series D Preferred Stock, resulting in the repurchase of 134,410 outstanding Series D Depositary Shares and the related retirement of 3,360 outstanding shares of Series D Preferred Stock. During the year ended December 31, 2020, we paid $2.7 million to repurchase Series D Preferred Stock, resulting in consideration paid of $541 thousand less than the repurchased shares' carrying value. When the consideration paid to repurchase shares exceeds the repurchased shares' carrying value, the difference reduces net income allocated to common stockholders. When the consideration paid to repurchase shares is less than the repurchased shares' carrying value, the difference increases net income allocated to common stockholders.
On August 23, 2019, the Company completed a tender offer for Series D Depositary Shares, resulting in the repurchase of 734,823 outstanding Series D Depository Shares and the related retirement of 18,371 outstanding shares of Series D Preferred Stock. During the year ended December 31, 2019, we paid $19.4 million to repurchase Series D Preferred Stock, resulting in consideration paid of $1.7 million greater than the repurchased shares' carrying value.
Series E Preferred Stock
During the year ended December 31, 2020, we repurchased depositary shares (Series E Depositary Shares), each representing a 1/40th interest in a share of Series E Preferred Stock, liquidation amount of $1,000 per share of Series E Preferred Stock, resulting in the repurchase of 70,967 outstanding Series E Depositary Shares and the related retirement of 1,774 outstanding shares of Series E Preferred Stock. During the year ended December 31, 2020, we paid $1.7 million to repurchase Series E Preferred Stock, resulting in consideration paid of $27 thousand less than the repurchased shares' carrying value.
On August 23, 2019, the Company completed a tender offer for Series E Depositary Shares, resulting in the repurchase of 980,928 outstanding Series E Depository Shares and the related retirement of 24,523 outstanding shares of Series E Preferred Stock. During the year ended December 31, 2019, we paid $26.6 million to repurchase Series E Preferred Stock, resulting in consideration paid of $3.4 million greater than the repurchased shares' carrying value.
Series C Preferred Stock
On September 17, 2018, we completed the redemption of all 40,250 outstanding shares of our 8.00% Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), which resulted in the simultaneous redemption of all 1,610,000 of the outstanding related depositary shares (Series C Depository Shares), each representing a 1/40th interest in a share of Series C Preferred Stock, at a redemption price of the liquidation amount of $1,000 per share of Series C Preferred Stock (equivalent to $25 per Series C Depository Share). The redemption price represented an aggregate amount of $40.3 million and did not accrue interest on or after the regularly scheduled dividend payment date of September 15, 2018. Deferred stock issuance costs of $2.3 million originally recorded as a reduction to preferred stock upon issuance of the Series C Preferred Stock were reclassified to retained earnings and resulted in a reduction to net income allocated to common stockholders.
Share Repurchase Program
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. This repurchase authorization expired on February 10, 2021. During the year ended December 31, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million. Purchases were authorized to be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program depended on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions.

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

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Unrealized (loss) gain on securities available-for -sale
Balance at beginning of period	$(11,900)	$(24,117)	$5,227
Unrealized gain (loss) arising during the period	29,867	11,734	(40,476)
Reclassification adjustment from other comprehensive income	(2,011)	4,852	(5,532)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	731	3,252
Tax effect of current period changes	(8,210)	(5,100)	12,916
Total changes, net of taxes	19,646	12,217	(29,840)
Reclassification of stranded tax effects to retained earnings	—	—	496
Balance at end of period	$7,746	$(11,900)	$(24,117)
NOTE 20 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending on the regulatory capital levels, banks are subject to limitations such as requiring regulatory approval to accept brokered deposits if an institution is only adequately capitalized or limiting capital distributions or asset growth and expansion and requiring a capital restoration plan if an institution is undercapitalized. At December 31, 2020, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. Inclusive of the fully phased-in capital conservation buffer, the CET1, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Banc of California, Inc.
Total risk-based capital	$996,466	17.01%	$468,628	8.00%	N/A	N/A
Tier 1 risk-based capital	840,501	14.35%	351,471	6.00%	N/A	N/A
Common equity tier 1 capital	655,623	11.19%	263,603	4.50%	N/A	N/A
Tier 1 leverage	840,501	10.90%	308,555	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,011,587	17.27%	$468,698	8.00%	$585,873	10.00%
Tier 1 risk-based capital	938,346	16.02%	351,524	6.00%	468,698	8.00%
Common equity tier 1 capital	938,346	16.02%	263,643	4.50%	380,817	6.50%
Tier 1 leverage	938,346	12.19%	307,894	4.00%	384,868	5.00%
December 31, 2019
Banc of California, Inc.
Total risk-based capital	$921,892	15.90%	$463,950	8.00%	N/A	N/A
Tier 1 risk-based capital	860,179	14.83%	347,963	6.00%	N/A	N/A
Common equity tier 1 capital	670,355	11.56%	260,972	4.50%	N/A	N/A
Tier 1 leverage	860,179	10.89%	315,825	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,007,762	17.46%	$461,843	8.00%	$577,304	10.00%
Tier 1 risk-based capital	946,049	16.39%	346,382	6.00%	461,843	8.00%
Common equity tier 1 capital	946,049	16.39%	259,787	4.50%	375,247	6.50%
Tier 1 leverage	946,049	12.02%	314,707	4.00%	393,383	5.00%

Dividend Restrictions
Payment of dividends by the Company are subject to guidance provided by the Federal Reserve. That guidance provides that bank holding companies that plan to pay dividends that exceed net earnings for a given period should first consult with the Federal Reserve. To the extent the Company's future quarterly dividend exceeds net earnings, less prior dividends, over the applicable quarterly time periods, the payment of the Company’s common and preferred stock dividends will be subject to prior consultation and non-objection from the Federal Reserve.
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described below, any near term dividend by the Bank will require OCC approval. During the year ended December 31, 2020, the Bank received approval from the OCC and paid $37.0 million in dividends to the holding company.
During the year ended December 31, 2020, we declared and paid dividends on our common stock of $0.24 per share, representing a quarterly dividend of $0.06 per share, in addition to dividends on our preferred stock. During the year ended December 31, 2019, we declared and paid dividends on our common stock of $0.31 per share, with the quarterly dividend ranging from $0.13 per share in the first quarter of 2019 to $0.06 per share for each of the subsequent 2019 quarters.

NOTE 21 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships and qualified affordable housing partnerships and have a variable interest in a multifamily securitization trust. We evaluate our interests in these entities to determine whether they meet the definition of a VIE and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We have determined that our interests in these entities meet the definition of variable interests, however none of the VIE's meet the criteria for consolidation.
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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At December 31, 2020, we have a $3.6 million loan repurchase reserve related to this VIE. There have been no losses associated with the multifamily securitization through December 31, 2020.
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
We use the HLBV method to account for our investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense in the year the investment is made and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $28.0 million and $29.3 million at December 31, 2020 and December 31, 2019.

The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Fundings	$3,631	$806	$—
Cash distribution from investment	2,094	2,025	13,767
Gain (loss) on investments in alternative energy partnerships	365	(1,694)	5,044
Tax expense (benefit) recognized from HLBV application	45	(362)	1,023
Income tax credits recognized	—	3,446	9,647
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	December 31, 2020	December 31, 2019
Cash	$3,228	$4,224
Equipment, net of depreciation	241,015	248,920
Other assets	7,470	6,301
Total unconsolidated assets	$251,713	$259,445
Total unconsolidated liabilities	$6,357	$7,143
Maximum loss exposure	$27,977	$32,525
The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $28.0 million, which is our recorded investment amount at December 31, 2020.
We believe that the loss exposure on our investments is reduced considering our return on our investment is provided not only by the cash flows of the underlying client leases and power purchase agreements, but also through the significant tax benefits, including federal tax credits previously generated from the investments. In addition, our exposure is further limited as the arrangements include a transition manager to support any transition of the solar company sponsor, whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.).
Qualified Affordable Housing Partnerships
We invest in limited partnerships that operate qualified affordable housing projects. The returns on these investments are generated primarily through allocated Federal tax credits and other tax benefits. In addition, these investments contribute to our goals under the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. As a result, we do not consolidate these partnerships.
The following table presents information regarding balances in our qualified affordable housing partnerships for the periods indicated:

($ in thousands)	December 31, 2020	December 31, 2019
Ending balance(1)	$43,209	$36,462
Aggregate funding commitment	61,278	49,278
Total amount funded	42,991	26,905
Unfunded commitment	18,287	22,373
Maximum loss exposure	43,209	36,462
(1)Included in other assets in the accompanying consolidated statements of financial condition.

The following table presents information regarding activity in our qualified affordable housing partnerships for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Fundings	$16,086	$9,143	$4,102
Proportional amortization recognized	5,253	3,521	2,010
Income tax credits recognized	4,300	2,410	1,882

NOTE 22 – (LOSS) EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
($ in thousands, except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Income from continuing operations	$12,454	$120	$23,535	$224	$41,732	$415
Less: income allocated to participating securities	—	—	—	—	—	—
Less: participating securities dividends	(372)	(4)	(478)	(5)	(803)	(8)
Less: preferred stock dividends	(13,737)	(132)	(15,412)	(147)	(19,312)	(192)
Less: impact of preferred stock redemption	563	5	(5,045)	(48)	(2,284)	(23)
(Loss) income from continuing operations allocated to common stockholders	(1,092)	(11)	2,600	24	19,333	192
Income from discontinued operations	—	—	—	—	3,292	33
Net (loss) income allocated to common stockholders	$(1,092)	$(11)	$2,600	$24	$22,625	$225
Weighted-average common shares outstanding	49,704,775	477,321	50,144,464	477,321	50,125,132	498,090
Add: Dilutive effects of restricted stock units	—	—	97,842	—	135,644	—
Add: Dilutive effects of stock options	—	—	5,324	—	39,036	—
Add: Dilutive effects of warrants	—	—	—	—	53,692	—
Average shares and dilutive common shares	49,704,775	477,321	50,247,630	477,321	50,353,504	498,090
Basic (loss) earnings per common share
(Loss) income from continuing operations	$(0.02)	$(0.02)	$0.05	$0.05	$0.38	$0.38
Income from discontinued operations	—	—	—	—	0.07	0.07
Net (loss) income	$(0.02)	$(0.02)	$0.05	$0.05	$0.45	$0.45
Diluted (loss) earnings per common share
(Loss) income from continuing operations	$(0.02)	$(0.02)	$0.05	$0.05	$0.38	$0.38
Income from discontinued operations	—	—	—	—	0.07	0.07
Net (loss) income	$(0.02)	$(0.02)	$0.05	$0.05	$0.45	$0.45

For the years ended December 31, 2020, 2019, and 2018, there were 918,188, 710,082, and zero restricted stock units and 55,252, 16,165 and 267,834 stock options that were not considered in computing diluted (loss) earnings per common share, because they were anti-dilutive.

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	December 31,
	2020		2019
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit (1)	$17,555	$38,141	$473	$129,495
Unused lines of credit	1,783	1,348,138	703	1,049,632
Letters of credit	234	8,274	134	5,316

Other Commitments
At December 31, 2020, we had unfunded commitments of $18.3 million, $5.6 million, and $2.5 million for qualified affordable housing partnerships, SBIC investments, and other investments.

NOTE 24 – RESTRUCTURING
We recognized no restructuring costs for the year ended December 31, 2020.
During fiscal year 2019, we continued to implement our strategic objective to de-emphasize the production of low margin loan products through our exit from the TPMO and brokered single family lending business. We recognized restructuring costs of $4.3 million for the year ended December 31, 2019 associated with the exit from the TPMO and brokered single family lending business and the transition of the CEO and CFO.
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
We had outstanding unpaid accrued liabilities of zero and $1.2 million at December 31, 2020 and 2019. The following table presents activities in accrued liabilities and related expenses for the restructuring as of and for the years ended December 31, 2020, 2019 and 2018:

	As of and for the year ended December 31,
($ in thousands)	2020	2019	2018

Balance at beginning of period	$1,204	$117	$202
Accrual/Expense	—	4,263	4,431
Payments	(1,204)	(3,176)	(4,516)
Balance at end of period	$—	$1,204	$117

NOTE 25 - REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Noninterest Income
In scope of Topic 606
Deposit Service Fees	$2,264	$2,414	$3,000
Debit Card Fees	1,325	533	659
Investment Commissions	—	685	1,625
Other	220	340	320
Noninterest Income (in-scope of Topic 606)	3,809	3,972	5,604
Noninterest Income (out-of-scope of Topic 606)	14,709	8,144	18,311
Total Noninterest Income	$18,518	$12,116	$23,915
Noninterest income and expense considered to be within the scope of Topic 606 are discussed below.
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
Investment Commissions
We acted as an agent for a third party vendor that provides investment services and products to clients. Upon completion of a sale of investment services or products to a client, we received a commission from the third party vendor. The performance obligation to the third party vendor was satisfied and the commission income was recognized at that point in time. The Bank stopped offering this service after July 2019.
Other
Other noninterest income primarily consists of other recurring revenue streams from merchant referral commissions. Our performance obligation for merchant referral commissions is satisfied with the successful sale of services to those referred merchants, which is when the commission is received and the income is recognized.
Gains and Losses on Sales of OREO
All other noninterest expense includes gains or losses on sales of OREO. Our performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized. Gains or losses on sales of OREO are presented in Note 9 — Other Real Estate Owned.
We do not typically enter into long-term revenue contracts with clients. As of December 31, 2020 and 2019, we did not have any significant contract balances. As of December 31, 2020 and 2019, we did not capitalize any contract acquisition costs.

NOTE 26 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2020 and 2019, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2020, 2019, and 2018 are presented below:
Condensed Statements of Financial Condition

	December 31,
($ in thousands)	2020	2019
ASSETS
Cash and cash equivalents	$138,006	$73,971
Other assets	28,447	42,243
Investment in subsidiaries	996,577	994,600
Total assets	$1,163,030	$1,110,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, net	$256,315	$173,421
Accrued expenses and other liabilities	9,508	30,148
Stockholders’ equity	897,207	907,245
Total liabilities and stockholders’ equity	$1,163,030	$1,110,814

Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Income
Dividends from subsidiaries	$37,000	$142,467	$94,250
Legal settlement income	2,013	—	—
Other operating income	211	62	76
Total income	39,224	142,529	94,326
Expenses
Interest expense for notes payable and other borrowings	10,141	9,480	9,421
Other operating expense	5,794	3,311	19,507
Total expenses	15,935	12,791	28,928
Income before income taxes and excess dividends in undistributed earnings of subsidiaries	23,289	129,738	65,398
Income tax benefit	(5,812)	(3,670)	(9,017)
Income before excess dividends in undistributed earnings of subsidiaries	29,101	133,408	74,415
Excess dividends in undistributed earnings of subsidiaries	(16,527)	(109,649)	(28,943)
Net income	$12,574	$23,759	$45,472

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$12,574	$23,759	$45,472
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends in undistributed earnings of subsidiaries	16,527	109,649	28,943
Stock-based compensation expense	3,269	1,446	2,814
Amortization of debt issuance cost	324	247	233
Deferred income tax benefit	(417)	(86)	(30,188)
Net change in other assets and liabilities	(7,377)	(2,095)	35,591
Net cash provided by operating activities	24,900	132,920	82,865
Cash flows from investing activities:
Purchase of investments	—	(5,000)	—
Net cash used in investing activities	—	(5,000)	—
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	82,570	—	—
Redemption of preferred stock	(4,379)	(46,396)	(40,250)
Purchase of treasury stock	(12,041)	—	—
Restricted stock surrendered due to employee tax liability	(923)	(1,023)	(2,366)
Dividend equivalents paid on stock appreciation rights	(376)	(483)	(810)
Dividends paid on common stock	(11,847)	(15,744)	(32,725)
Dividends paid on preferred stock	(13,869)	(15,559)	(21,954)
Net cash provided by (used in) financing activities	39,135	(79,205)	(98,105)
Net change in cash and cash equivalents	64,035	48,715	(15,240)
Cash and cash equivalents at beginning of year	73,971	25,256	40,496
Cash and cash equivalents at end of year	$138,006	$73,971	$25,256
Supplemental disclosure of noncash activities:
Reclassification of stranded tax effects to retained earnings	$—	$—	$496

NOTE 27 – RELATED-PARTY TRANSACTIONS
General.
Certain of our executive officers and directors, and their related interests, are clients of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2020, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
Deposits from related parties and their affiliates amounted to $24.1 million and $11.6 million at December 31, 2020 and 2019. There are certain deposits described below, which are not included in the foregoing amounts.
Indemnification for Costs of Counsel for Current and Former Directors and Former Executive Officers in Connection with the Special Committee Investigation, SEC Investigation and Related Matters. As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement, and/or reimbursement for the costs of separate, independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors, (ii) a formal order of investigation issued by the SEC on January 4, 2017 (since resolved), and (iii) any related civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company.
During the year ended December 31, 2020, indemnification costs paid by us included $511 thousand incurred by Company director Jonah F. Schnel; $511 thousand incurred by Company director Robert D. Sznewajs; and $497 thousand incurred by Company director Richard Lashley. Such indemnification costs also included $198 thousand incurred by our former Chair, President and Chief Executive Officer Steven A. Sugarman; $1.1 million incurred by our former Interim Chief Financial Officer and Chief Strategy Officer J. Francisco A. Turner; $497 thousand incurred by our former Interim Chief Executive Officer and Chief Risk Officer Hugh Boyle; $544 thousand incurred by our former General Counsel Emeritus John C. Grosvenor; $511 thousand incurred by former Company director Halle J. Benett; and $511 thousand incurred by former Company director Jeffrey Karish. Indemnification costs were paid on behalf of other former Bank and Company directors in lesser amounts during the year ended December 31, 2020.
During the year ended December 31, 2019, indemnification costs paid by us included $11.9 million incurred by Mr. Sugarman; $795 thousand jointly incurred by Mr. Turner and our former Chief Financial Officer James J. McKinney; $879 thousand incurred by Mr. Grosvenor; and $180 thousand incurred by former Bank director Cynthia Abercrombie. Indemnification costs were paid on behalf of other then current and former executive officers and directors in lesser amounts during the year ended December 31, 2019.
During the year ended December 31, 2018, indemnification costs paid by us included $854 thousand incurred by Mr. Schnel and $854 thousand incurred by Mr. Sznewajs. Such indemnification costs also included $8.5 million incurred by Mr. Sugarman; $497 thousand incurred by our former Management Vice Chair Jeffrey T. Seabold; $400 thousand jointly incurred by Mr. Turner and Mr. McKinney; $415 thousand incurred by Mr. Grosvenor; $292 thousand incurred by Ms. Abercrombie; $854 thousand incurred by Mr. Benett and $854 thousand incurred by Mr. Karish. Indemnification costs were paid on behalf of other then current and former executive officers and directors in lesser amounts during the year ended December 31, 2018.

NOTE 28 – LITIGATION
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

NOTE 29 – SUBSEQUENT EVENTS
On February 11, 2021, we issued a redemption notice to redeem all of our outstanding Series D Preferred Stock, and the corresponding Series D Depositary Shares, on March 15, 2021. The redemption price for the Series D Preferred Stock will be $1,000 per share (equivalent to $25 per Series D Depositary Share). Upon redemption, the Series D Preferred Stock and the Series D Depositary Shares will no longer be outstanding and all rights with respect to such stock and depositary shares will cease and terminate, except the right to payment of the redemption price. Also upon redemption, the Series D Depositary Shares will be delisted from trading on the New York Stock Exchange.
On February 9, 2021, we announced that our Board of Directors had declared a quarterly cash dividend of $0.06 per share on our outstanding common stock. The dividend will be payable on April 1, 2021 to stockholders of record as of March 15, 2021.
We evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of December 31, 2020 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria established in our Internal Control-Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP (EY), an independent registered public accounting firm, as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Banc of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Banc of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Audit Committee and Audit Committee Financial Experts. Information concerning the audit committee of our Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Code of Ethics. We adopted a written Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Business Conduct and Ethics applies to all of our directors, officers and employees. A full text of the Code is available on our website at investors.bancofcal.com, by clicking “Corporate Overview” and then “Governance Documents.”
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Nomination Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(1)
Equity compensation plans approved by security holders	1,614,081	$11.68	3,384,793
Equity compensation plans not approved by security holders	—	$—	—
(1)    The 2018 Omnibus Plan, which is the only equity compensation plan approved by our stockholders under which awards could be made as of December 31, 2020, provides that the maximum number of shares that are available for awards is 4,417,882.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

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

4.7
Indenture, dated as of October 30, 2020, by and between the Registrant and U.S. Bank National Association, as trustee, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2020 and incorporated herein by reference.

4.8
Supplemental Indenture, dated as of October 30, 2020, by and between the Registrant and U.S. Bank National Association, as trustee, with respect to the Registrant’s 4.375% Fixed-to-Floating Rate Subordinated Notes due 2030, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2020 and incorporated herein by reference.

10.1*
Employment Agreement, dated as of March 4, 2019, by and among the Registrant, Banc of California, N.A. and Jared Wolff, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 6, 2019 and incorporated herein by reference.

10.2*
Employment Agreement, dated as of November 13, 2019, by and among the Registrant, Banc of California, N.A. and Lynn Hopkins, filed as an exhibit to the Registrant's Annual report on Form 10-K filed on March 2, 2020 and incorporated herein by reference

10.3*	Banc of California, Inc. Executive Incentive Compensation Plan, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 2, 2019 and incorporated herein by reference.

10.4*
Banc of California, Inc. Executive Change in Control Severance Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.5*	Registrant’s 2013 Omnibus Stock Incentive Plan, filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

10.6*
Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

10.7*
Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

10.8*
Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.9*
Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.10*
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

10.11*
Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

10.12*
Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

10.13*
Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

10.14*	Registrant’s 2018 Omnibus Stock Incentive Plan, included as an appendix to the Registrant’s definitive proxy statement filed on April 19, 2018 and incorporated herein by reference.

10.15*
Form of Incentive Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.16*
Form of Performance-Based Incentive Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.17*
Form of Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.18*
Form of Performance-Based Non-Qualified Stock Option Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.19*
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.20*
Form of Restricted Stock Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.21*
Form of Performance-Based Restricted Stock Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.22*
Form of Restricted Stock Agreement for Non-Employee Directors under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.23*
Form of Restricted Stock Unit Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.24*
Form of Performance Unit Agreement under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.25*
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2018 Omnibus Plan, filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2018 and incorporated herein by reference.

10.26*
Form Director and Executive Officer Indemnification Agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.27
Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

10.28
Amendment and Termination of LAFC-Banc of California Agreements, dated May 22, 2020, filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

21.0	Subsidiaries of the Registrant

23.0	Consent of Ernst & Young LLP

23.1	Consent of KPMG LLP

24.0	Power of Attorney, included on signatory pages of this report.

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification

101.0
The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104.0	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).
*Management contract or compensatory plan or arrangement.
ITEM 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: February 26, 2021	/s/ Jared Wolff
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

Date: February 26, 2021	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer/Director (Principal Executive Officer)

Date: February 26, 2021	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2021	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)

Date: February 26, 2021	/s/ Robert D. Sznewajs
Robert D. Sznewajs, Chairman of the Board of Directors

Date: February 26, 2021	/s/ James A. "Conan" Barker
James A. "Conan" Barker, Director

Date: February 26, 2021	/s/ Mary A. Curran
Mary A. Curran, Director

Date: February 26, 2021	/s/ Barbara Fallon-Walsh
Barbara Fallon-Walsh, Director

Date: February 26, 2021	/s/ Bonnie G. Hill
Bonnie G. Hill, Director

Date: February 26, 2021	/s/ Richard J. Lashley
Richard J. Lashley, Director

Date: February 26, 2021	/s/ Jonah F. Schnel
Jonah F. Schnel, Director

Date: February 26, 2021	/s/ Andrew Thau
Andrew Thau, Director

Date: February 26, 2021	/s/ W. Kirk Wycoff
W. Kirk Wycoff, Director