Form 10-Q
period 2021-03-31
BANC OF CALIFORNIA, INC.
filed 2021-05-10
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 5, 2021, the registrant had outstanding 50,187,520 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2021

Forward-Looking Statements -
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
xxvi.our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or our bank subsidiary, or repurchases of our common or preferred stock; and
xxvii.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Further, statements about the potential effects of the proposed acquisition of Pacific Mercantile Bancorp (“PMBC”) on our business, financial results and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially,from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including (i) the possibility that the merger does not close when expected or at all because required regulatory, shareholder or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all; (ii) changes in BANC’s or PMBC’s stock price before closing, including as a result of its financial performance prior to closing, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies; (iii) the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which BANC and PMBC operate; (iv) the ability to promptly and effectively integrate the businesses of BANC and PMBC; (v) the reaction to the transaction of the companies’ customers, employees and counterparties; (vi) diversion of management time on merger-related issues; (vii) lower than expected revenues, credit quality deterioration or a reduction in real estate values or a reduction in net earnings; and (viii) other risks that are described in BANC’s and PMBC’s public filings with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$21,754	$38,330
Interest-earning deposits in financial institutions	357,755	182,489
Total cash and cash equivalents	379,509	220,819
Securities available-for-sale, at fair value	1,270,830	1,231,431
Loans held-for-sale, carried at fair value	1,408	1,413
Loans receivable	5,764,401	5,898,405
Allowance for loan losses	(79,353)	(81,030)
Loans receivable, net	5,685,048	5,817,375
Federal Home Loan Bank and other bank stock, at cost	44,964	44,506
Premises and equipment, net	120,071	121,520
Bank owned life insurance	112,479	111,807
Operating lease right-of-use assets	22,069	19,633
Investments in alternative energy partnerships, net	23,809	27,977
Deferred income taxes, net	47,877	45,957
Goodwill	37,144	37,144
Other intangible assets, net	2,351	2,633
Other assets	185,900	195,119
Total assets	$7,933,459	$7,877,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,700,343	$1,559,248
Interest-bearing deposits	4,441,699	4,526,552
Total deposits	6,142,042	6,085,800
Federal Home Loan Bank advances, net	635,105	539,795
Long-term debt, net	256,441	256,315
Reserve for loss on repurchased loans	5,383	5,515
Operating lease liabilities	23,173	20,647
Accrued expenses and other liabilities	66,622	72,055
Total liabilities	7,128,766	6,980,127
Commitments and contingent liabilities
Preferred stock	94,956	184,878
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 52,561,411 shares issued and 50,150,447 shares outstanding at March 31, 2021; 52,178,453 shares issued and 49,767,489 shares outstanding at December 31, 2020	526	522
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at March 31, 2021 and at December 31, 2020	5	5
Additional paid-in capital	629,844	634,704
Retained earnings	115,004	110,179
Treasury stock, at cost (2,410,964 and 2,410,964 shares at March 31, 2021 and December 31, 2020)	(40,827)	(40,827)
Accumulated other comprehensive income, net	5,185	7,746
Total stockholders’ equity	804,693	897,207
Total liabilities and stockholders’ equity	$7,933,459	$7,877,334
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Interest and dividend income
Loans, including fees	$61,345	$66,105	$65,534
Securities	6,501	6,636	7,820
Other interest-earning assets	772	789	1,360
Total interest and dividend income	68,618	73,530	74,714
Interest expense
Deposits	4,286	5,436	14,611
Federal Home Loan Bank advances	3,112	3,479	5,883
Long-term debt and other interest-bearing liabilities	3,304	3,052	2,359
Total interest expense	10,702	11,967	22,853
Net interest income	57,916	61,563	51,861
(Reversal of) provision for credit losses	(1,107)	991	15,761
Net interest income after (reversal of) provision for credit losses	59,023	60,572	36,100
Noninterest income
Customer service fees	1,758	1,953	1,096
Loan servicing income	268	149	75
Income from bank owned life insurance	672	691	578
Fair value adjustment for loans held-for-sale	—	36	(1,586)
Net loss on sale of loans	—	—	(27)
Other income	1,683	4,146	1,925
Total noninterest income	4,381	6,975	2,061
Noninterest expense
Salaries and employee benefits	25,719	25,836	23,436
Occupancy and equipment	7,196	7,560	7,243
Professional fees	4,022	29	5,964
Data processing	1,655	1,608	1,773
Advertising and promotion	118	171	1,756
Regulatory assessments	774	748	484
Loss (gain) on investments in alternative energy partnerships	3,630	(673)	1,905
(Reversal of) provision for loan repurchases	(132)	28	(600)
Amortization of intangible assets	282	306	429
Merger-related costs	700	—	—
All other expense	2,771	3,337	4,529
Total noninterest expense	46,735	38,950	46,919
Income (loss) from operations before income taxes	16,669	28,597	(8,758)
Income tax expense (benefit)	2,294	6,894	(2,165)
Net income (loss)	14,375	21,703	(6,593)
Preferred stock dividends	3,141	3,447	3,533
Income allocated to participating securities	62	456	—
Participating securities dividends	—	94	94
Impact of preferred stock redemption	3,347	—	(526)
Net income (loss) available to common stockholders	$7,825	$17,706	$(9,694)
Earnings (loss) per common share:
Basic	$0.16	$0.35	$(0.19)
Diluted	$0.15	$0.35	$(0.19)
Earnings (loss) per class B common share:
Basic	$0.16	$0.35	$(0.19)
Diluted	$0.15	$0.35	$(0.19)
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Net income (loss)	$14,375	$21,703	$(6,593)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(2,561)	6,480	(42,248)
Total change in unrealized (loss) gain on available-for-sale securities	(2,561)	6,480	(42,248)
Total other comprehensive (loss) income	(2,561)	6,480	(42,248)
Comprehensive income (loss)	$11,814	$28,183	$(48,841)

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended March 31, 2021
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207
Comprehensive income:
Net income	—	—	—	—	14,375	—	—	14,375
Other comprehensive income, net	—	—	—	—	—	—	(2,561)	(2,561)
Issuance of common stock	—	1	—	(1)	—	—	—	—
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of stock appreciation rights	—	3	—	(5,375)	—	—	—	(5,372)
Share-based compensation expense	—	—	—	1,544	—	—	—	1,544
Restricted stock surrendered due to employee tax liability	—	—	—	(1,328)	—	—	—	(1,328)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(29)	—	—	(29)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,033)	—	—	(3,033)
Preferred stock dividends	—	—	—	—	(3,141)	—	—	(3,141)
Balance at March 31, 2021	$94,956	$526	$5	$629,844	$115,004	$(40,827)	$5,185	$804,693

Three Months Ended March 31, 2020
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)	$(11,900)	$907,245
Adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive loss:
Net loss	—	—	—	—	(6,593)	—	—	(6,593)
Other comprehensive income, net	—	—	—	—	—	—	(42,248)	(42,248)
Redemption of preferred stock	(2,138)	—	—	—	526	—	—	(1,612)
Repurchase of 0 shares of common stock		—	—	—	—	(12,041)	—	(12,041)
Share-based compensation expense	—	—	—	1,576	—	—	—	1,576
Restricted stock surrendered due to employee tax liability	—	—	—	(299)	—	—	—	(299)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(19)	—	—	(19)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(2,877)	—	—	(2,877)
Preferred stock dividends	—	—	—	—	(3,533)	—	—	(3,533)
Balance at March 31, 2020	$187,687	$520	$5	$631,125	$110,640	$(40,827)	$(54,148)	$835,002

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$14,375	$(6,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Reversal of) provision for credit losses	(1,107)	15,761
Reversal of provision for loan repurchases	(132)	(600)
Depreciation on premises and equipment	3,885	4,524
Amortization of intangible assets	282	429
Amortization of debt issuance costs	385	58
Net amortization of premium on securities	432	77
Net (accretion) amortization of deferred loan costs and fees	(1,315)	587
Accretion of discounts on purchased loans	426	(8)
Deferred income tax (benefit) expense	(845)	573
Bank owned life insurance income	(672)	(578)
Share-based compensation expense	1,544	1,576
(Income) loss on interest rate swaps	(271)	182
Loss on investments in alternative energy partnerships and affordable housing investments	4,812	3,052
Impairment on capitalized software projects	—	157
Fair value adjustment for loans held-for-sale	—	1,586
Net gain on sale of loans	—	27
Loss on sale or disposal of property and equipment	—	106
Proceeds from sales of and principal collected on loans held-for-sale	5	822
Change in accrued interest receivable and other assets	4,985	(5,865)
Change in accrued interest payable and other liabilities	(2,853)	(8,824)
Net cash provided by operating activities	23,936	7,049

Cash flows from investing activities:
Proceeds from maturities and calls of securities available-for-sale	—	30,000
Proceeds from principal repayments of securities available-for-sale	9,378	602
Purchases of securities available-for-sale	(52,845)	(147,410)
Loan originations and principal collections, net	267,366	282,116
Purchase of loans	(132,866)	—
Redemption of Federal Home Loan Bank stock	—	11,490
Purchase of Federal Home Loan Bank and other bank stock	(458)	(9,307)
Purchases of premises and equipment	(849)	(2,487)
Payments of capital lease obligations	(33)	(134)
Funding of equity investment	(876)	(4,437)
(Increase) decrease in investments in alternative energy partnerships	538	(3,177)
Net cash provided by investing activities	89,355	157,256

Cash flows from financing activities:
Net increase in deposits	56,242	135,671
Net increase (decrease) in short-term Federal Home Loan Bank advances	95,000	(193,000)
Repayment of long-term Federal Home Loan Bank advances	—	(24,000)
Redemption of preferred stock	(93,269)	(1,612)
Purchase of treasury stock	—	(12,041)
Proceeds from exercise of stock options	300	—
Purchase of stock surrendered due to employee tax liability	(6,700)	(299)
Dividend equivalents paid on participating securities	—	(94)
Dividends paid on preferred stock	(3,141)	(3,533)
Dividends paid on common stock	(3,033)	(2,877)
Net cash provided by (used in) financing activities	45,399	(101,785)
Net change in cash and cash equivalents	158,690	62,520
Cash and cash equivalents at beginning of period	220,819	373,472
Cash and cash equivalents at end of period	$379,509	$435,992

Supplemental cash flow information
Interest paid on deposits and borrowed funds	7,313	20,331
Income taxes paid	—	—

Supplemental disclosure of non-cash activities
Equipment acquired under capital leases	256	30
Operating lease right-of-use assets recognized	4,023	—
Operating lease liabilities recognized	4,023	—
Impact of adoption of ASU 2016-13 on retained earnings	—	(4,503)

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2021

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 29 full-service branches located throughout Southern California as of March 31, 2021.
Proposed Merger with Pacific Mercantile Bancorp: In March 2021, we entered into an agreement to merge (the “Merger Agreement”) with Pacific Mercantile Bancorp (“PMB”), pursuant to which PMB will merge (the “Merger”) with and into the Company, with the Company as the surviving corporation. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of PMB common stock, excluding certain specified shares, will be converted into the right to receive 0.50 (the “Exchange Ratio”) of a share of the Company's common stock. In addition, at the effective time of the Merger, the Company will cash out all outstanding share-based awards based on formulas using the average price of the Company's common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory and shareholder approval, the transaction is expected to close during the third quarter of 2021.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by us with the SEC. The December 31, 2020 consolidated statements of financial condition presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation, including i) reclassification of income taxes receivable to other assets in the consolidated statement of financial condition, and ii) reclassification of outside services expense from "outside services fees" to "all other expense" in the consolidated statements of operations.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Adopted Accounting Pronouncements: On January 1, 2021, we adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which simplifies the accounting for income taxes by removing certain exceptions for investments, intra-period allocations, and interim calculations, and adding guidance to reduce the complexity of applying Topic 740. The adoption of these amendments did not have a material effect on our consolidated financial statements.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for credit losses (“ACL”) (which includes the allowance for loan losses (“ALL”) and the reserve for unfunded loan commitments), provision for credit losses, loan repurchase reserve, realization of deferred tax assets, the valuation of goodwill and other intangible assets, other derivatives, Hypothetical Liquidation at Book Value (“HLBV”) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Recent Accounting Guidance: Beginning in June 2023, the London Interbank Offered Rate (“LIBOR”) will be discontinued. To assist entities with the transition away from LIBOR, the Financial Accounting Standards Board (“FASB”) has issued accounting guidance to clarify GAAP and provide practical expedients for entities to utilize during the time of transition. We are in the process of evaluating the potential impact the discontinuation of LIBOR will have on our consolidated financial statements. The optional expedients and exceptions provided through this relief are set forth below and were effective immediately; however, certain provisions from this relief are not yet determined due to the fact that LIBOR has not yet been discontinued.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), ("ASU 2020-04") which provided optional guidance, for a limited period of time, to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 were elective and applied to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant topic or industry subtopic within the codification that contains the guidance that otherwise would be required to be applied. The amendments in ASU 2020-04 were effective for all entities as of March 12, 2020 through December 31, 2022.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848)("ASU 2021-01"). The amendments in ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. The amendments in ASU 2021-01 were effective immediately for all entities. ASU 2021-01 is not expected to have a material effect on our consolidated financial statements.

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at March 31, 2021 or December 31, 2020.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$16,733	$—	$16,733	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	123,300	—	123,300	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	210,956	—	210,956	—
Municipal securities	85,538	—	85,538	—
Non-agency residential mortgage-backed securities	158	—	158	—
Collateralized loan obligations	683,873	—	683,873	—
Corporate debt securities	150,272	—	150,272	—
Loans held-for-sale, carried at fair value	1,408	—	465	943
Derivative assets:
Interest rate swaps and caps (1)	4,452	—	4,452	—
Foreign exchange contracts (1)	255	—	255	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	4,663	—	4,663	—
Foreign exchange contracts (2)	243	—	243	—

December 31, 2020
Assets
Securities available-for-sale:
SBA loan pools securities	$17,354	$—	$17,354	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	106,384	—	106,384	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	211,831	—	211,831	—
Municipal securities	68,623	—	68,623	—
Non-agency residential mortgage-backed securities	160	—	160	—
Collateralized loan obligations	677,785	—	677,785	—
Corporate debt securities	149,294	—	149,294	—
Loans held-for-sale, carried at fair value	1,413	—	468	945
Derivative assets:
Interest rate swaps and caps (1)	7,304	—	7,304	—
Foreign exchange contracts (1)	328	—	328	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	7,789	—	7,789	—
Foreign exchange contracts (2)	313	—	313	—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Loans repurchased from GNMA Loan Pools
Balance at beginning of period	$945	$19,233
Total gains (losses) (realized/unrealized):
Included in earnings—fair value adjustment	—	(1,391)
Sales, settlements, and other	(2)	(715)
Balance at end of period	$943	$17,127

Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $1.1 million and $1.1 million as of March 31, 2021 and December 31, 2020. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at March 31, 2021 and December 31, 2020 included an expected loss rate of 1.55% for insured loans and 20.00% for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	March 31, 2021			December 31, 2020
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value:
Total loans	$1,408	$1,674	$(266)	$1,413	$1,680	$(267)
Nonaccrual loans (1)	654	750	(96)	654	750	(96)
(1)Includes loans guaranteed by the U.S. government of $181 thousand and $190 thousand at March 31, 2021 and December 31, 2020.

There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of March 31, 2021 and December 31, 2020.
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

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net gains (losses) from fair value changes:
Fair value adjustment for loans held-for-sale	$—	$(1,586)

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets
Collateral dependent loans:
SBA	$794	$—	$—	$794

December 31, 2020
Assets
Collateral dependent loans:
SBA	$629	$—	$—	$629

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Collateral dependent loans:
Single family residential mortgage	$—	$22
Commercial and industrial	18	(1,331)
SBA	(133)	(519)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2021
Financial assets
Cash and cash equivalents	$379,509	$379,509	$—	$—	$379,509
Securities available-for-sale	1,270,830	—	1,270,830	—	1,270,830
Federal Home Loan Bank and other bank stock	44,964	—	44,964	—	44,964
Loans held-for-sale, carried at fair value	1,408	—	465	943	1,408
Loans receivable, net of allowance for credit losses	5,685,048	—	—	5,754,031	5,754,031
Accrued interest receivable	30,270	30,270	—	—	30,270
Derivative assets	4,707	—	4,707	—	4,707
Financial liabilities
Deposits	6,142,042	—	—	6,143,213	6,143,213
Advances from Federal Home Loan Bank	635,105	—	669,799	—	669,799
Long-term debt	256,441	—	272,260	—	272,260
Derivative liabilities	4,906	—	4,906	—	4,906
Accrued interest payable	6,718	6,718	—	—	6,718

December 31, 2020
Financial assets
Cash and cash equivalents	$220,819	$220,819	$—	$—	$220,819
Securities available-for-sale	1,231,431	—	1,231,431	—	1,231,431
Federal Home Loan Bank and other bank stock	44,506	—	44,506	—	44,506
Loans held-for-sale	1,413	—	468	945	1,413
Loans receivable, net of allowance for credit losses	5,817,375	—	—	5,936,708	5,936,708
Accrued interest receivable	29,445	29,445	—	—	29,445
Derivative assets	7,632	—	7,632	—	7,632
Financial liabilities
Deposits	6,085,800	—	—	6,087,714	6,087,714
Advances from Federal Home Loan Bank	539,795	—	585,416	—	585,416
Long-term debt	256,315	—	273,230	—	273,230
Derivative liabilities	8,102	—	8,102	—	8,102
Accrued interest payable	3,714	3,714	—	—	3,714

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Securities available-for-sale:
SBA loan pool securities	$16,812	$—	$(79)	$16,733
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	122,300	1,419	(419)	123,300
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	210,343	2,079	(1,466)	210,956
Municipal securities	84,385	2,242	(1,089)	85,538
Non-agency residential mortgage-backed securities	154	4	—	158
Collateralized loan obligations	687,505	—	(3,632)	683,873
Corporate debt securities	141,982	8,302	(12)	150,272
Total securities available-for-sale	$1,263,481	$14,046	$(6,697)	$1,270,830
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,436	$—	$(82)	$17,354
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,591	6,793	—	106,384
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	209,426	2,571	(166)	211,831
Municipal securities	64,355	4,272	(4)	68,623
Non-agency residential mortgage-backed securities	156	4	—	160
Collateralized loan obligations	687,505	—	(9,720)	677,785
Corporate debt securities	141,975	7,319	—	149,294
Total securities available-for-sale	$1,220,444	$20,959	$(9,972)	$1,231,431

At March 31, 2021, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations (“CLOs”), and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of March 31, 2021 and December 31, 2020. Accrued interest receivable on debt securities available-for-sale totaled $5.8 million and $4.5 million at March 31, 2021 and December 31, 2020, and is included within other assets in the accompanying consolidated statements of financial condition.
At March 31, 2021 and December 31, 2020, there were no holdings of any one issuer, other than the U.S. government sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Gross realized gains on sales and calls of securities available-for-sale	$—	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—
Net realized (losses) gains on sales and calls of securities available-for-sale	$—	$—
Proceeds from sales and calls of securities available-for-sale	$—	$30,000

Investment securities with carrying values of $43.9 million and $43.7 million as of March 31, 2021 and December 31, 2020, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
Securities available-for-sale:
SBA loan pool securities	$16,733	$(79)	$—	$—	$16,733	$(79)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage-backed securities	47,975	(419)	—	—	47,975	(419)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	42,339	(1,466)	—	—	42,339	(1,466)
Municipal securities	30,357	(1,089)	—	—	30,357	(1,089)
Collateralized loan obligations	37,446	(54)	427,177	(3,578)	464,623	(3,632)
Corporate debt securities	4,988	(12)	—	—	4,988	(12)
Total securities available-for-sale	$179,838	$(3,119)	$427,177	$(3,578)	$607,015	$(6,697)

December 31, 2020
SBA loan pool securities	$17,354	$(82)	$—	$—	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	19,033	(166)	—	—	19,033	(166)
Municipal securities	11,401	(4)	—	—	11,401	(4)
Collateralized loan obligations	64,775	(225)	613,010	(9,495)	677,785	(9,720)
Total securities available-for-sale	$112,563	$(477)	$613,010	$(9,495)	$725,573	$(9,972)

At March 31, 2021, our securities available-for-sale portfolio consisted of 111 securities, of which 47 securities were in an unrealized loss position. At December 31, 2020, our securities available-for-sale portfolio consisted of 103 securities, of which 50 securities were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. As of March 31, 2021, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The decline in fair value was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. Securities that are in an unrealized gain position or are trading at par are evaluated for continued inclusion in our portfolio based on interest rate, liquidity and yield objectives of the Company.
During the three months ended March 31, 2021 and 2020, no allowance for credit losses related to securities available-for-sale was recorded.

The following table presents the fair value and yield information of the investment securities portfolio, based on the earlier of maturity dates or next repricing date, as of March 31, 2021:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$16,733	1.34%	$—	—%	$—	—%	$—	—%	$16,733	1.34%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	29,238	2.20%	94,062	2.35%	123,300	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	110,147	0.67%	11,193	1.99%	42,747	1.35%	46,869	1.76%	210,956	1.12%
Municipal securities	—	—%	—	—%	9,193	2.60%	76,345	2.49%	85,538	2.51%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	158	6.36%	158	6.36%
Collateralized loan obligations	683,873	1.86%	—	—%	—	—%	—	—%	683,873	1.86%
Corporate debt securities	—	—%	132,244	5.01%	18,028	5.73%	—	—%	150,272	5.08%
Total securities available-for-sale	$810,753	1.69%	$143,437	4.77%	$99,206	2.40%	$217,434	2.28%	$1,270,830	2.18%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Commercial:
Commercial and industrial	$1,878,325	$2,088,308
Commercial real estate	839,965	807,195
Multifamily	1,258,278	1,289,820
SBA(1)	338,903	273,444
Construction	169,122	176,016
Consumer:
Single family residential mortgage	1,253,251	1,230,236
Other consumer	26,557	33,386
Total loans(2)	$5,764,401	$5,898,405
Allowance for loan losses	(79,353)	(81,030)
Loans receivable, net	$5,685,048	$5,817,375
(1)Includes 1,228 PPP loans totaling $276.0 million, net of unamortized loan fees totaling $5.1 million at March 31, 2021 and 949 PPP loans totaling $210.0 million, net of unamortized loan fees totaling $1.6 million at December 31, 2020.
(2)Includes net deferred loan origination costs/(fees) and premiums/(discounts) of $4.6 million and $6.2 million at March 31, 2021 and December 31, 2020.

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

The following table presents the risk categories for total loans by class of loans and origination year as of March 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
March 31, 2021
Commercial:
Commercial and industrial
Pass	$42,010	$81,257	$74,627	$67,474	$51,189	$118,729	$1,342,027	$13,507	$1,790,820
Special mention	—	3,501	3,984	2,702	12,399	6,007	1,500	7,506	37,599
Substandard	—	—	17,057	6,076	—	9,010	13,792	3,971	49,906
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	42,010	84,758	95,668	76,252	63,588	133,746	1,357,319	24,984	1,878,325
Commercial real estate
Pass	111,377	66,607	147,993	171,212	62,798	229,419	2,682	1,580	793,668
Special mention	—	—	—	9,390	—	16,964	3,761	—	30,115
Substandard	—	—	512	—	—	14,451	—	—	14,963
Doubtful	—	—	—	—	—	1,219	—	—	1,219
Commercial real estate	111,377	66,607	148,505	180,602	62,798	262,053	6,443	1,580	839,965
Multifamily
Pass	16,566	235,977	383,314	268,034	109,761	221,183	40	—	1,234,875
Special mention	—	—	3,050	—	—	801	—	—	3,851
Substandard	—	—	—	—	—	19,552	—	—	19,552
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	16,566	235,977	386,364	268,034	109,761	241,536	40	—	1,258,278
SBA
Pass	130,594	151,088	13,995	1,224	3,648	27,863	953	384	329,749
Special mention	—	—	1,755	—	206	1,265	—	5	3,231
Substandard	—	—	—	—	1,272	2,595	269	1,306	5,442
Doubtful	—	—	—	391	—	—	—	90	481
SBA	130,594	151,088	15,750	1,615	5,126	31,723	1,222	1,785	338,903
Construction
Pass	1,177	45,148	29,576	32,931	48,817	—	—	—	157,649
Special mention	—	—	—	4,037	—	7,436	—	—	11,473
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Construction	1,177	45,148	29,576	36,968	48,817	7,436	—	—	169,122
Consumer:
Single family residential mortgage
Pass	116,087	165,321	120,880	225,492	147,342	415,134	14,442	—	1,204,698
Special mention	—	—	901	3,144	685	9,456	—	—	14,186
Substandard	—	—	—	9,181	3,083	21,846	257	—	34,367
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	116,087	165,321	121,781	237,817	151,110	446,436	14,699	—	1,253,251
Other consumer
Pass	—	—	—	34	—	1,865	22,256	2,137	26,292
Special mention	—	—	—	—	—	30	64	—	94
Substandard	—	—	—	—	—	—	99	72	171
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	34	—	1,895	22,419	2,209	26,557
Total loans	$417,811	$748,899	$797,644	$801,322	$441,200	$1,124,825	$1,402,142	$30,558	$5,764,401

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2020
Commercial:
Commercial and industrial
Pass	$99,015	$78,783	$70,248	$52,786	$44,536	$92,129	$1,572,259	$9,945	$2,019,701
Special mention	—	928	2,748	7,986	1,574	2,271	1,500	225	17,232
Substandard	—	13,937	6,262	4,618	—	9,264	12,598	4,696	51,375
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	99,015	93,648	79,258	65,390	46,110	103,664	1,586,357	14,866	2,088,308
Commercial real estate
Pass	75,432	150,731	192,831	63,144	91,454	182,756	2,682	1,582	760,612
Special mention	—	—	9,452	—	2,518	14,754	3,761	—	30,485
Substandard	—	—	—	—	—	16,098	—	—	16,098
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	75,432	150,731	202,283	63,144	93,972	213,608	6,443	1,582	807,195
Multifamily
Pass	239,449	407,532	275,881	110,105	97,160	154,841	27	—	1,284,995
Special mention	—	2,050	—	—	—	803	—	—	2,853
Substandard	—	—	—	—	—	1,972	—	—	1,972
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	239,449	409,582	275,881	110,105	97,160	157,616	27	—	1,289,820
SBA
Pass	211,962	14,082	1,260	3,746	11,087	18,589	3,111	1,014	264,851
Special mention	—	1,768	—	212	415	874	—	6	3,275
Substandard	—	—	—	1,319	682	1,855	226	755	4,837
Doubtful	—	—	390	—	—	—	—	91	481
SBA	211,962	15,850	1,650	5,277	12,184	21,318	3,337	1,866	273,444
Construction
Pass	41,677	30,387	45,397	50,024	—	—	—	—	167,485
Special mention	—	—	1,537	—	6,994	—	—	—	8,531
Substandard	—	—	—	—	—	—	—	—	—

Doubtful	—	—	—	—	—	—	—	—	—
Construction	41,677	30,387	46,934	50,024	6,994	—	—	—	176,016
Consumer:
Single family residential mortgage
Pass	149,382	140,129	271,667	161,332	237,285	227,711	15,252	—	1,202,758
Special mention	—	—	1,837	688	4,868	4,460	—	—	11,853
Substandard	—	157	491	1,079	4,978	8,920	—	—	15,625
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	149,382	140,286	273,995	163,099	247,131	241,091	15,252	—	1,230,236
Other consumer
Pass	38	—	47	—	—	1,876	27,644	2,218	31,823
Special mention	—	—	—	—	—	30	1,185	—	1,215
Substandard	—	—	—	—	—	—	274	74	348
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	38	—	47	—	—	1,906	29,103	2,292	33,386
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
March 31, 2021
Non-Traditional Mortgage (NTM) loans:
Single family residential mortgage	$6,799	$2,441	$6,997	$16,237	$394,293	$410,530
Other consumer	—	—	—	—	1,606	1,606
Total NTM loans	6,799	2,441	6,997	16,237	395,899	412,136
Traditional loans:
Commercial:
Commercial and industrial	14	517	3,517	4,048	1,874,277	1,878,325
Commercial real estate	2,644	923	—	3,567	836,398	839,965
Multifamily	801	—	—	801	1,257,477	1,258,278
SBA	1,520	997	2,457	4,974	333,929	338,903
Construction	—	—	—	—	169,122	169,122
Consumer:
Single family residential mortgage	11,729	2,536	17,321	31,586	811,135	842,721
Other consumer	84	—	—	84	24,867	24,951
Total traditional loans	16,792	4,973	23,295	45,060	5,307,205	5,352,265
Total	$23,591	$7,414	$30,292	$61,297	$5,703,104	$5,764,401

December 31, 2020
NTM loans:
Single family residential mortgage	$4,200	$641	$6,548	$11,389	$424,126	$435,515
Other consumer	—	—	—	—	1,598	1,598
Total NTM loans	4,200	641	6,548	11,389	425,724	437,113
Traditional loans:
Commercial:
Commercial and industrial	67	—	4,284	4,351	2,083,957	2,088,308
Commercial real estate	—	—	—	—	807,195	807,195
Multifamily	—	—	—	—	1,289,820	1,289,820
SBA	354	626	3,062	4,042	269,402	273,444
Construction	—	—	—	—	176,016	176,016
Consumer:
Single family residential mortgage	6,836	980	3,742	11,558	783,163	794,721
Other consumer	216	61	—	277	31,511	31,788
Total traditional loans	7,473	1,667	11,088	20,228	5,441,064	5,461,292
Total	$11,673	$2,308	$17,636	$31,617	$5,866,788	$5,898,405
In accordance with regulatory guidance, borrowers that are on forbearance or deferment, which were current prior to becoming affected by the global pandemic are not be reported as past due.

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	March 31, 2021				December 31, 2020
($ in thousands)	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$—	$13,475	$13,475	$13,324	$—	$13,821	$13,821	$13,088
Commercial real estate	—	5,834	5,834	5,834	—	4,654	4,654	4,654
SBA	—	4,179	4,179	796	—	3,749	3,749	648
Construction	—	—	—	—	—	—	—	—
Consumer:
Single family residential mortgage	11,652	20,780	32,432	32,431	8,697	4,822	13,519	13,519
Other consumer	—	—	—	—	—	157	157	157
Total nonaccrual loans	$11,652	$44,268	$55,920	$52,385	$8,697	$27,203	$35,900	$32,066

At March 31, 2021 and December 31, 2020, there were zero and $728 thousand of loans that were past due 90 days or more and still accruing.
The non-traditional mortgage (“NTM”) loans on nonaccrual status included $4.5 million of Green Loans and $7.1 million of Interest Only loans at March 31, 2021 compared to $4.0 million of Green Loans and $4.7 million of Interest Only loans at December 31, 2020.

Loans in Process of Foreclosure
At March 31, 2021, there was one consumer mortgage loan secured by residential real estate properties totaling $3.3 million for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction. At December 31, 2020, there were none.

Allowance for Credit Losses
Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during March 2021. In contrast to the December 2020 forecasts, the March forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates). While the forecasts are improving and the economy is showing signs of recovery with the rollout of the vaccine and additional government stimulus, there remains uncertainty regarding the ultimate impact of the pandemic and the pace of the recovery. Accordingly, our economic assumptions and the resulting ACL level and provision reflect these uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others. .
We have established credit risk management processes that include regular management review of the loan portfolio to identify problem loans. During the ordinary course of business, management may become aware of borrowers who may not be able to fulfill their contractual payment requirements within the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing these loans on nonaccrual status, assessing the need for additional allowance for loan loss, and partially or fully charging off the principal balance. We maintain the allowance for loan losses at a level that is considered adequate to cover the current expected credit losses in the loan portfolio.
The reserve for unfunded loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At March 31, 2021 and December 31, 2020, the reserve for unfunded loan commitments was $3.4 million and $3.2 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
Impact of adopting ASU 2016-13	—	—	—	7,609	(1,226)	6,383
Loans charged off	(565)	—	(565)	(2,076)	—	(2,076)
Recoveries of loans previously charged off	172	—	172	350	—	350
Net charge-offs	(393)	—	(393)	(1,726)	—	(1,726)
Provision for (reversal of) credit losses	(1,284)	177	(1,107)	14,711	1,050	15,761
Balance at end of period	$79,353	$3,360	$82,713	$78,243	$3,888	$82,131

Accrued interest receivable on loans receivable, net totaled $23.7 million and $24.7 million at March 31, 2021 and December 31, 2020, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three months ended March 31, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Charge-offs	(565)	—	—	—	—	—	—	(565)
Recoveries	45	—	—	126	—	—	1	172
Net (charge-offs) recoveries	(520)	—	—	126	—	—	1	(393)
(Reversal of) provision for credit losses	(385)	(1,974)	1,372	180	(297)	(30)	(150)	(1,284)
Balance at March 31, 2021	$19,703	$17,100	$23,884	$3,451	$5,552	$9,161	$502	$79,353

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans based on the impairment methodology as of or for the three months ended March 31, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Adoption of ASU N. 2016-13	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(1,164)	—	—	(356)	—	(552)	(4)	(2,076)
Recoveries	30	—	—	121	—	151	48	350
Net (charge-offs) recoveries	(1,134)	—	—	(235)	—	(401)	44	(1,726)
Provision for (reversal of ) credit losses	1,692	2,832	6,858	379	3,043	(72)	(21)	14,711
Balance at March 31, 2020	$23,573	$13,620	$20,072	$3,652	$7,052	$9,593	$681	$78,243

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
Collateral dependent loans consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	5,368	—	4,924	10,292
Commercial real estate	3,864	1,971	—	5,835
SBA	74	1,208	2,682	3,964
Consumer:
Single family residential mortgage	—	38,544	—	38,544
Total loans	$9,306	$41,723	$7,606	$58,635

	December 31, 2020
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	5,492	—	4,965	10,457
Commercial real estate	2,644	2,010	—	4,654
SBA	349	497	2,750	3,596
Consumer:
Single family residential mortgage	—	17,820	—	17,820
Other consumer	—	157	—	157
Total loans	$8,485	$20,484	$7,715	$36,684

Troubled Debt Restructurings
TDR loans consisted of the following as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$3,565	$3,565	$—	$3,884	$3,884
SBA	—	265	265	—	265	265
Consumer:
Single family residential mortgage	4,409	2,238	6,647	2,631	2,217	4,848
Other consumer	—	—	—	—	—	—
Total	$4,409	$6,068	$10,477	$2,631	$6,366	$8,997

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $63 thousand at both March 31, 2021 and December 31, 2020. Accruing TDRs were $6.3 million and nonaccrual TDRs were $4.1 million at March 31, 2021, compared to accruing TDRs of $4.7 million and nonaccrual TDRs of $4.3 million at December 31, 2020. The increase in TDRs during the three months ended March 31, 2021 was primarily due to one commercial and industrial relationship.
The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2021
Consumer:
Single family residential mortgage	1	$1,800	$1,800
Total	1	1,800	1,800
March 31, 2020
Commercial:
Commercial and industrial	1	$5,000	$5,000
Total	1	$5,000	$5,000

We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three months ended March 31, 2021 and 2020, there were no loans that were modified as a TDR during the past 12 months that had subsequent payment defaults.
The following table summarizes TDRs by modification type for the periods indicated:

	Three Months Ended
	Modification Type
	Extension of Maturity		Total
($ in thousands)	Count	Amount	Count	Amount
March 31, 2021
Consumer:
Single family residential mortgage	1	1,800	1	1,800
Total	1	1,800	1	$1,800

March 31, 2020
Commercial:
Commercial and industrial	1	5,000	1	$5,000
Total	1	5,000	1	$5,000

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. Certain loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value and any reductions in value on transfer are reflected as write-downs to allowance for credit losses. During the three months ended March 31, 2021 we purchased loans aggregating $132.9 million. There were no purchases of loans during the three months ended March 31, 2020.
There were no loans transferred from (to) loans held-for-sale and there were no sales of loans for the three months ended March 31, 2021 and 2020.

Non-Traditional Mortgage Loans (“NTM”)
Our NTM portfolio is comprised of three interest-only products: Green Loans, Interest Only loans and a small number of loans with the potential for negative amortization. The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (“FICO”) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically by refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models ("AVMs") to confirm collateral values. We no longer originate NTM loans.
The following table presents the composition of the NTM portfolio, which are included in the single family residential mortgage portfolio, as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens	46	$30,293	7.4%	48	$31,587	7.2%
Interest Only - first liens	263	378,088	91.7%	283	401,640	91.9%
Negative amortization	6	2,149	0.5%	8	2,288	0.5%
Total NTM - first liens	315	410,530	99.6%	339	435,515	99.6%
Other consumer:
Green Loans (HELOC) - second liens	5	1,606	0.4%	5	1,598	0.4%
Total NTM - second liens	5	1,606	0.4%	5	1,598	0.4%
Total NTM loans	320	$412,136	100.0%	344	$437,113	100.0%
Total loans receivable		$5,764,401			$5,898,405
% of total NTM loans to total loans receivable		7.1%			7.4%

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At March 31, 2021 and December 31, 2020, we had goodwill of $37.1 million. We evaluate goodwill impairment as of October 1st each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2020 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of March 31, 2021, the weighted average remaining amortization period for core deposit intangibles was approximately 3.6 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2021
Core deposit intangibles	$30,904	$28,553	$2,351
December 31, 2020
Core deposit intangibles	$30,904	$28,271	$2,633

Aggregate amortization of intangible assets was $282 thousand and $429 thousand for the three months ended March 31, 2021 and 2020. The following table presents estimated future amortization expenses as of March 31, 2021:

($ in thousands)	Remainder of 2021	2022	2023	2024	2025	Total
Estimated future amortization expense	$800	$799	$517	$235	$—	$2,351

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Fixed rate:
Outstanding balance (1)(2)	$416,000	$461,000
Interest rates ranging from (2)	—%	—%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.50%	2.51%
Variable rate:
Outstanding balance	$225,000	$85,000
Weighted average interest rate	0.09%	0.17%
(1)Excludes $5.9 million and $6.2 million of unamortized debt issuance costs at March 31, 2021 and December 31, 2020.
(2)Includes $5.0 million in FHLB recovery advances with an interest rate of 0.00% and a maturity date of May 27, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At the end of the first quarter of 2021, FHLB advances included $225.0 million overnight borrowings, $5.0 million maturing within three months, and $411.0 million maturing beyond three months with a weighted average life of 4.7 years and weighted average interest rate of 2.53%.
At March 31, 2021 and December 31, 2020, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.23 billion and $2.37 billion. Based on this collateral, the Bank was eligible to borrow an additional $584.2 million at March 31, 2021.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.7 million and $17.3 million at March 31, 2021 and December 31, 2020.
We participate in the Federal Reserve Bank of San Francisco (“Federal Reserve”) Borrower-in-Custody (“BIC”) program. Our borrowing capacity with the Federal Reserve was $384.9 million at March 31, 2021. At March 31, 2021, the Bank has pledged certain qualifying loans with an unpaid principal balance of $745.3 million and securities with a carrying value of $23.9 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three months ended March 31, 2021 and 2020.
The Bank maintained available unsecured federal funds lines with four correspondent banks totaling $175.0 million, with no outstanding borrowings at March 31, 2021. The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $231.0 million and $196.0 million at March 31, 2021 and December 31, 2020.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at March 31, 2021 and December 31, 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	March 31, 2021		December 31, 2020
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,255)	$175,000	$(1,291)
4.375% subordinated notes due October 30, 2030	85,000	(2,304)	85,000	(2,394)
Total	$260,000	$(3,559)	$260,000	$(3,685)

At March 31, 2021, we were in compliance with all covenants under our long-term debt agreements.

NOTE 8 – INCOME TAXES
For the three months ended March 31, 2021, income tax expense was $2.3 million, resulting in an effective tax rate of 13.8%. For the three months ended March 31, 2020, income tax benefit was $2.2 million and the effective tax rate was 24.7%. For the three months ended March 31, 2021, income tax expense included a benefit resulting from the exercise of all previously issued outstanding stock appreciation rights, including a net benefit of $2.1 million in the first quarter. The effective tax rate is expected to be in the 25% to 27% range for the remaining quarters in 2021.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $47.9 million and $46.0 million at March 31, 2021 and December 31, 2020, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $954 thousand and $924 thousand at March 31, 2021 and December 31, 2020, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of March 31, 2021, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $727 thousand.
At March 31, 2021 and December 31, 2020, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
During the three months ended March 31, 2021, changes in fair value of interest rate swaps and caps on loans and foreign exchange contracts were a gain of $271 thousand, compared to a loss of $182 thousand for the three months ended March 31, 2020, and were included in other income on the consolidated statements of operations.

The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated.

	March 31, 2021		December 31, 2020
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps and caps on loans	$64,911	$4,452	$67,840	$7,304
Foreign exchange contracts	6,647	255	7,010	328
Total	$71,558	$4,707	$74,850	$7,632
Derivative liabilities:
Interest rate swaps and caps on loans	$64,911	$4,663	$67,840	7,789
Foreign exchange contracts	6,647	243	7,010	313
Total	$71,558	$4,906	$74,850	$8,102
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
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of March 31, 2021, 3,183,000 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Stock options	$—	$2
Restricted stock awards and units	1,544	1,574
Total share-based compensation expense	$1,544	$1,576
Related tax benefits	$455	$464

The following table presents unrecognized stock-based compensation expense as of March 31, 2021:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Restricted stock awards and restricted stock units	$8,861	2.5 years
Total	$8,861	2.5 years

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
The following table represents stock option activity for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	55,069	$13.96
Exercised	(40,165)	$14.30
Outstanding at end of period	14,904	$13.05	4.0 years	$75
Exercisable at end of period	14,904	$13.05	4.0 years	$75

There were no unvested stock options as of March 31, 2021 and December 31, 2020.

Restricted Stock Awards and Restricted Stock Units
We also have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled. The following table presents unvested restricted stock awards and restricted stock units activity for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	848,302	$14.42
Granted (1)	220,457	$20.63
Vested (2)	(152,248)	$14.82
Forfeited (3)	(50,532)	$11.17
Outstanding at end of period	865,979	$16.12
(1)There were 58,839 performance-based shares/units included in shares granted for the three months ended March 31, 2021.
(2)There were 69,109 performance-based shares/units included in vested shares for the three months ended March 31, 2021.
(3)The number of forfeited shares includes aggregate performance-based shares/units of 40,160 for the three months ended March 31, 2021.

Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, a ten-year stock appreciation right (“SAR”), which were fully exercised during the three months ended March 31, 2021, resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 8 - Income Taxes). The following table represents SARs activity and the weighted average exercise price per share as of and for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	1,559,012	$11.60
Exercised	(1,559,012)	$11.60
Outstanding at end of period	—	$—
Exercisable at end of period	—	$—

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

	March 31, 2021			December 31, 2020
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	—	$—	$—	93,270	$93,270	$89,922
Series E 7.00% non-cumulative perpetual	98,702	98,702	94,956	98,702	98,702	94,956
Total	98,702	$98,702	$94,956	191,972	$191,972	$184,878

During certain periods, we have repurchased Series D Depositary Shares and Series E Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred Stock and Series E Preferred Stock. When the consideration paid to repurchase shares exceeds the repurchased shares' carrying value, the difference reduces net income allocated to common shareholders. When the consideration paid to repurchase shares is less than the repurchased shares' carrying value, the difference increases net income allocated to common shareholders. The following table summarizes repurchases of these depositary shares for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Series D Preferred Stock:
Depositary shares repurchased	3,730,767	81,304
Preferred Stock retired (shares)	93,269	2,033

Consideration paid	$93,269	$1,458
Carrying value	89,922	1,959
Impact of preferred stock redemption	$3,347	$(501)

Series E Preferred Stock:
Depositary shares repurchased	—	7,400
Preferred Stock retired (shares)	—	185

Consideration paid	$—	$153
Carrying value	—	178
Impact of preferred stock redemption	$—	$(25)

During the three months ended March 31, 2021, we repurchased all of our outstanding Series D Depositary Shares, resulting in an impact of preferred stock redemption of $3.3 million in the accompanying consolidated statements of operations.

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

	Three Months Ended March 31,
($ in thousands)	2021	2020
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$7,746	$(11,900)
Unrealized loss arising during the period	(3,638)	(59,885)
Tax effect of current period changes	1,077	17,637
Total changes, net of taxes	(2,561)	(42,248)
Balance at end of period	$5,185	$(54,148)
NOTE 12 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships and qualified affordable housing partnerships and have a variable interest in a multifamily securitization trust. We evaluate our interests in these entities to determine whether they meet the definition of a variable interest entity ("VIE") and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We have determined that our interests in these entities meet the definition of variable interests.

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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At March 31, 2021, we have a $3.6 million repurchase reserve related to this VIE.
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
We use the Hypothetical Liquidation at Book Value ("HLBV") method to account for our investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $23.8 million and $28.0 million at March 31, 2021 and December 31, 2020.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Fundings	$—	$3,631
Cash distribution from investment	538	454
Loss on investments in alternative energy partnerships	(3,630)	(1,905)
Income tax credits recognized	—	—
Tax expense (benefit) recognized from HLBV application	(992)	(458)

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Cash	$4,469	$3,228
Equipment, net of depreciation	239,043	241,015
Other assets	7,708	7,470
Total unconsolidated assets	$251,220	$251,713
Total unconsolidated liabilities	$6,347	$6,357
Maximum loss exposure	$23,809	$27,977

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $23.8 million, which is our recorded investment amount at March 31, 2021.
We believe that the loss exposure on our investments is reduced considering our return on our investment is provided not only by the cash flows of the underlying client leases and power purchase agreements, but also through the significant tax benefits, including the federal tax credit carryover that resulted from the investments. In addition, our exposure is further limited as the arrangements include a transition manager to support any transition of the solar company sponsor, whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.).
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
The following table presents information regarding balances in our qualified affordable housing partnerships for the periods indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Ending balance(1)	$42,027	$43,209
Aggregate funding commitment	61,278	61,278
Total amount funded	43,994	42,991
Unfunded commitment	17,284	18,287
Maximum loss exposure	42,027	43,209
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our qualified affordable housing partnerships for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Fundings	$1,003	$4,559
Proportional amortization recognized	1,182	1,147
Income tax credits recognized	1,116	1,056

NOTE 13 – EARNINGS (LOSS) PER COMMON SHARE
The following table presents computations of basic and diluted earnings (loss) per common share ("EPS") for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
($ in thousands except per share data)	Common Stock	Class B Common Stock
Net income	$14,239	$136
Less: Income allocated to participating securities	(61)	(1)
Less: preferred stock dividends	(3,111)	(30)
Less: preferred stock redemption	(3,316)	(31)
Net income allocated to common stockholders	$7,751	$74

Weighted average common shares outstanding	49,873,576	477,321
Dilutive effects of restricted shares/units	391,206	—
Dilutive effects of stock options	8,419	—
Average shares and dilutive common shares	50,273,201	477,321

Basic earnings per common share	$0.16	$0.16
Diluted earnings per common share	$0.15	$0.15

For the three months ended March 31, 2021, there were 56,839 of restricted shares/units and zero stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
During the three months ended March 31, 2021 all outstanding stock appreciation rights were exercised resulting in the net issuance of 305,772 shares of voting common stock. Prior to this exercise, stock appreciation rights were considered participating securities and income was allocated to the respective holder and not part of income (loss) available to common stockholders. Subsequent to this exercise, there are no longer any participating securities and the net shares issued are included in the computation of average common shares for both basic and diluted earnings per share.
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
($ in thousands except per share data)	Common Stock	Class B Common Stock
Net loss	$(6,531)	$(62)
Less: participating securities dividends	(93)	(1)
Less: preferred stock dividends	(3,500)	(33)
Less: preferred stock redemption	521	5
Net loss allocated to common stockholders	$(9,603)	$(91)

Weighted average common shares outstanding	49,987,456	477,321
Dilutive effects of stock units	—	—
Dilutive effects of stock options	—	—
Average shares and dilutive common shares	49,987,456	477,321

Basic loss per common share	$(0.19)	$(0.19)
Diluted loss per common share	$(0.19)	$(0.19)

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	March 31, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$18,703	$31,658	$17,555	$38,141
Unused lines of credit	1,793	1,625,253	1,783	1,348,138
Letters of credit	535	7,472	234	8,274

Other Commitments
At March 31, 2021, we had unfunded commitments of $17.3 million, $5.6 million, and $2.5 million for qualified affordable housing fund partnerships, Small Business Investment Company ("SBIC") investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Noninterest income
In scope of Topic 606
Deposit service fees	$810	$539
Debit card fees	387	177
Other	79	49
Noninterest income (in-scope of Topic 606)	1,276	765
Noninterest income (out-of-scope of Topic 606)	3,105	1,296
Total noninterest income	$4,381	$2,061

We do not typically enter into long-term revenue contracts with customers. As of March 31, 2021 and December 31, 2020, we did not have any significant contract balances. As of March 31, 2021, we did not capitalize any contract acquisition costs.

NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2021, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

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
Indemnification costs were paid on behalf of certain former directors and former executive officers in amounts each less than $120 thousand for the three months ended March 31, 2021.
Indemnification costs were paid on behalf of certain current and former directors and former executive officers in amounts each less than $120 thousand for the three months ended March 31, 2020.

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

NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on March 31, 2021 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 29 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our over 600 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve their banking and financial needs. We continue to grow average loans and earning assets, improve our deposit mix, reduce our cost of deposits, and maintain disciplined expense control. Strong loan production helped to offset runoff in certain legacy areas of our portfolio. Our loan pipeline is steadily building which is expected to support continued loan and earning asset growth through the year, assuming economic trends continue. During the first quarter, we also announced that we entered into a definitive agreement to acquire Pacific Mercantile Bancorp. Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, net income (loss) was $14.4 million, $21.7 million and $(6.6) million. Diluted earnings (loss) from operations per common share were $0.15, $0.35 and $(0.19) for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020.
Financial results for the first quarter of 2021 included:
•Return on average assets of 0.74%
•Average cost of total deposits of 0.28%, an 8 basis point decrease from the prior quarter and an 83 basis point decrease from the year ago period
•Period-end total cost of deposits of 0.24%, a 5 basis point decrease since year-end and a 65 basis point decrease since the end of the first quarter of 2020.
•Noninterest-bearing deposit balances represented 28% of total deposits at March 31, 2021, up from 23% a year earlier
•Allowance for credit losses at 1.43% of total loans and 148% of non-performing loans
•Total deferrals/forbearances declined to $108.7 million at March 31, 2021 from $251.9 million at December 31, 2020
•Common Equity Tier 1 capital at 11.50%
•Entered into an agreement and plan of merger with Pacific Mercantile Bancorp, a commercial bank headquartered in Costa Mesa, California with total assets of $1.6 billion at December 31, 2020
•Redemption of all Series D Preferred Stock for total consideration of $93.3 million
Proposed Merger with Pacific Mercantile Bancorp: In March 2021, we entered into an agreement to merge (the “Merger Agreement”) with Pacific Mercantile Bancorp (“PMB”), pursuant to which PMB will merge (the “Merger”) with and into the Company, with the Company as the surviving corporation. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of PMB common stock, excluding certain specified shares, will be converted into the right to receive 0.50 (the “Exchange Ratio”) of a share of the Company's common stock. In addition, at the effective time of the Merger, the Company will cash out all outstanding share-based awards based on formulas using the average price of the Company's common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory and shareholder approval, the transaction is expected to close during the third quarter of 2021.
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

CARES Act Response Efforts
On March 27, 2020, the U.S. federal government signed the CARES Act into law, which provided emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic. The CARES Act allocated nearly $660 billion for the PPP and was intended to assist small businesses negatively affected by the pandemic and economic downturn by providing funds for payroll and other qualifying expenses made through August 8, 2020. The loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for loan forgiveness if certain conditions are met.

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

Economic Aid Act
The Economic Aid Act became law December 27, 2020 extending the SBA authority to make PPP loans through March 31, 2021. The SBA issued an Interim Final Rule (IFR) January 6, 2021. The IFR allows for PPP First and Second Draw Loans for eligible applicants. We elected to continue our participation in the PPP and resumed the origination of PPP loans effective January 11, 2021.

The PPP has provided an opportunity to differentiate ourselves by demonstrating how true service can make a meaningful difference. We assisted numerous existing clients with our high touch business framework in addition to successfully attracting many new clients who are consistent with the type of commercial customers that we target in our traditional business development efforts.

As of March 31, 2021, we have helped businesses through the approvals of $262 million in PPP funds during the first round and the related processing of forgiveness by the SBA totaling $109 million. We have also supported our clients in obtaining $132 million in PPP fund under the second round of the PPP program, of which no amounts have yet to be forgiven. We continue to work through the loan forgiveness process with our clients for PPP loans. We expect will be substantially complete with loan forgiveness for the first round of PPP by the end of 2021. At March 31, 2021, PPP loans totaled $276.0 million, net of fees.

Borrower Payment Relief Efforts
We are committed to supporting our existing borrowers and customers during this period of economic uncertainty. We actively engaged with our borrowers seeking payment relief and waived certain fees for impacted clients. One method we deployed was to offer forbearance and deferments to qualified clients. For single family residential mortgage loans, the forbearance period was initially 90 days in length and was patterned after the HUD guidelines where applicable. With respect to our non-SFR loan portfolio, the forbearance and deferment periods were also initially 90 days in length and were permitted to be extended.

Although many of our loans on assistance have reached the expiration of their deferral and forbearance periods, the Bank continues to work with our borrowers to provide reasonable solutions to assist each unique situation during this period of economic uncertainty. We are reviewing their current financial condition as we evaluate additional extension requests of deferral periods. For those commercial borrowers that demonstrate a continuing need for a deferral, we generally expect to obtain credit enhancements such as additional collateral, personal guarantees, and/or reserve requirements in order to grant an additional deferral period. We expect the legacy SFR loans to continue with a higher percentage of forbearances due to the applicable consumer regulations, however, the SFR portfolio is well secured with an average portfolio LTV below 70%.

For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents the composition of our loan portfolio for borrowers that received payment relief as of March 31, 2021 and December 31, 2020:

	Deferment & Forbearances(1)(2)
	March 31, 2021			December 31, 2020
($ in thousands)	Number of Loans	Amount(1)(2)	% of Loan Category	Number of Loans	Amount(1)(2)	% of Loan Category
Commercial:
Commercial and industrial	5	$25,427	1.4%	8	$39,240	1.9%
Commercial real estate	3	3,765	0.4%	12	57,159	7.1%
Multifamily	2	17,000	1.4%	1	803	0.1%
SBA	3	13,238	3.9%	10	15,302	5.6%
Construction	—	—	—%	—	—	—%
Total commercial	13	59,430	1.3%	31	112,504	2.4%
Consumer:
Single family residential mortgage	47	48,831	3.9%	123	138,771	11.3%
Other consumer	2	428	1.6%	2	659	2.0%
Total consumer	49	49,259	3.8%	125	139,430	11.0%
Total	62	$108,689	1.9%	156	$251,934	4.3%
(1)Excludes loans in forbearance that are current
(2)Excludes loans delinquent prior to COVID-19

Loans on deferment or forbearance status decreased $143.2 million, or 57%, during the first quarter of 2021. Of the balances as of March 31, 2021, all other loans include 8 commercial loans totaling $34.0 million under review and pending approval for deferral, of which 3 loans totaling $17.3 million were initial deferral requests. The bank experienced an overall increase in SFR delinquencies as loans exited deferment and forbearance programs without plans for extension of the current program or intention to resume payments during the period. The bank is in contact with borrowers to provide additional assistance as needed. In the event borrowers return to deferral status there is an expectation of a corresponding reduction to delinquencies within the impacted loan segments. We continue to actively monitor and manage all lending relationships in a manner that supports our clients and protects the Bank.

Other Efforts
To support our community, we continue to meet the immediate needs of our most vulnerable neighbors. We meet these needs by providing donations, grants and sponsorships that support affordable housing, workforce and economic development and community services. Our volunteers have continued to provide financial literacy classes in a virtual environment as well as developing a virtual tour of the Bank’s headquarters that introduces students to a variety of different career paths and business unit leaders.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with GAAP and general practices within the banking industry. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. Our critical accounting policies are described in Note 1 to Consolidated Financial Statements and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements Not Yet Adopted
Our recent accounting pronouncements not yet adopted are described in Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
Under Item 10(e) of SEC Regulation S-K, public companies disclosing financial measures in filings with the SEC that are not calculated in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a presentation of the most directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP financial measure, as well as a statement of the reasons why the company's management believes that presentation of the non-GAAP financial measure provides useful information to investors regarding the company's financial condition and results of operations and, to the extent material, a statement of the additional purposes, if any, for which the company's management uses the non-GAAP financial measure.
Tangible assets, tangible equity, tangible common equity, tangible equity to tangible assets, tangible common equity to tangible assets, tangible common equity per common share, return on average tangible common equity, adjusted noninterest income, adjusted noninterest expense, adjusted noninterest expense to average assets, pre-tax pre-provision (PTPP) income (loss), adjusted PTPP income (loss), PTPP income (loss) ROAA, adjusted PTPP income (loss) ROAA, efficiency ratio, adjusted efficiency ratio, adjusted net income, adjusted net income available to common stockholders, adjusted diluted earnings per share (EPS) and adjusted return on average assets (ROAA) constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
Tangible assets and tangible equity are calculated by subtracting goodwill and other intangible assets from total assets and total equity. Tangible common equity is calculated by subtracting preferred stock from tangible equity. Return on average tangible common equity is computed by dividing net income (loss) available to common stockholders by average tangible common equity. Banking regulators also exclude goodwill and other intangible assets from stockholders' equity when assessing the capital adequacy of a financial institution.
PTPP income is calculated by adding net interest income and noninterest income (total revenue) and subtracting noninterest expense. Adjusted PTPP income is calculated by adding net interest income and adjusted noninterest income (adjusted total revenue) and subtracting adjusted noninterest expense. PTPP income ROAA is computed by dividing annualized PTPP income by average assets. Adjusted PTPP income ROAA is computed by dividing annualized adjusted PTPP income by average assets. Efficiency ratio is computed by dividing noninterest expense by total revenue. Adjusted efficiency ratio is computed by dividing adjusted noninterest expense by adjusted total revenue.
Adjusted net income (loss) is calculated by adjusting net income (loss) for tax-effected noninterest income and expense adjustments and the tax impact from the exercise of stock appreciation rights. Adjusted ROAA is computed by dividing annualized adjusted net income by average assets. Adjusted net income (loss) available to common shareholders is computed by removing the impact of preferred stock redemptions from adjusted net income (loss).
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

(Dollars in thousands, except per share data) (Unaudited)	March 31, 2021	December 31, 2020
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$7,933,459	$7,877,334
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(2,351)	(2,633)
Tangible assets(1)	$7,893,964	$7,837,557

Total stockholders' equity	$804,693	$897,207
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(2,351)	(2,633)
Tangible equity(1)	765,198	857,430
Less preferred stock	(94,956)	(184,878)
Tangible common equity(1)	$670,242	$672,552

Total stockholders' equity to total assets	10.14%	11.39%
Tangible equity to tangible assets(1)	9.69%	10.94%
Tangible common equity to tangible assets(1)	8.49%	8.58%

Common shares outstanding	50,150,447	49,767,489
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	50,627,768	50,244,810

Tangible common equity per common share(1)	$13.24	$13.39
Book value per common share	$14.02	$14.18
(1)Non-GAAP measure.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2021	December 31, 2020	March 31, 2020
Return on tangible common equity
Average total stockholders' equity	$888,174	$892,565	$916,047
Less average preferred stock	(164,895)	(184,878)	(189,607)
Less average goodwill	(37,144)	(37,144)	(37,144)
Less average other intangible assets	(2,517)	(2,826)	(4,003)
Average tangible common equity(1)	$683,618	$667,717	$685,293

Net income (loss)	$14,375	$21,703	$(6,593)
Less preferred stock dividends and impact of preferred stock redemption	(6,488)	(3,447)	(3,007)
Add amortization of intangible assets	282	306	429
Less tax effect on amortization of intangible assets	(59)	(64)	(90)
Net income (loss) available to common stockholders(1)	$8,110	$18,498	$(9,261)

Return on average equity	6.56%	9.67%	(2.89)%
Return on average tangible common equity(1)	4.81%	11.02%	(5.44)%

Statutory Federal tax rate utilized for calculating tax effect on amortization of intangible assets	21.00%	21.00%	21.00%
(1)Non-GAAP measure.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2021	December 31, 2020	March 31, 2020
Adjusted noninterest income and expense
Total noninterest income	$4,381	$6,975	$2,061
Noninterest income adjustments:
Fair value adjustment on legacy SFR loans held for sale	—	(36)	1,586
Total noninterest income adjustments	—	(36)	1,586
Adjusted noninterest income(1)	$4,381	$6,939	$3,647

Total noninterest expense	$46,735	$38,950	$46,919
Noninterest expense adjustments:
Professional (fees) recoveries	(721)	4,398	(1,678)
Merger-related costs	(700)	—	—
Adjusted noninterest expense before gain (loss) in alternative energy partnership investments	(1,421)	4,398	(1,678)
Gain (loss) in alternative energy partnership investments	(3,630)	673	(1,905)
Total noninterest expense adjustments	(5,051)	5,071	(3,583)
Adjusted noninterest expense(1)	$41,684	$44,021	$43,336

Average assets	$7,860,952	$7,764,997	$7,562,942
Noninterest expense to average total assets	2.41%	2.00%	2.50%
Adjusted noninterest expense to average total assets(1)	2.15%	2.26%	2.30%
(1)Non-GAAP measure.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2021	December 31, 2020	March 31, 2020
Adjusted pre-tax pre-provision income
Net interest income	$57,916	$61,563	$51,861
Noninterest income	4,381	6,975	2,061
Total revenue	62,297	68,538	53,922
Noninterest expense	46,735	38,950	46,919
Pre-tax pre-provision income (loss)(1)	$15,562	$29,588	$7,003

Total revenue	$62,297	$68,538	$53,922
Total noninterest income adjustments	—	(36)	1,586
Adjusted total revenue(1)	62,297	68,502	55,508

Noninterest expense	46,735	38,950	46,919
Total noninterest expense adjustments	(5,051)	5,071	(3,583)
Adjusted noninterest expense(1)	41,684	44,021	43,336
Adjusted pre-tax pre-provision income(1)	$20,613	$24,481	$12,172

Average assets	$7,860,952	$7,764,997	$7,562,942
Pre-tax pre-provision income (loss) ROAA(1)	0.80%	1.52%	0.37%
Adjusted pre-tax pre-provision income ROAA(1)	1.06%	1.25%	0.65%
Efficiency ratio(1)	75.02%	56.83%	87.01%
Adjusted efficiency ratio(1)	66.91%	64.26%	78.07%
(1)Non-GAAP measure.

	Three Months Ended
(Dollars in thousands, except per share data) (Unaudited)	March 31, 2021	December 31, 2020	March 31, 2020
Adjusted net income (loss)
Net income (loss)	$14,375	$21,703	$(6,593)
Adjustments, net:(1)
Noninterest income	—	27	(1,190)
Noninterest expense	3,788	(3,803)	2,687
Adjusted net income (loss) before tax adjustment	18,163	17,927	(5,096)
Tax adjustment: tax impact from exercise of stock appreciation rights	2,093	—	—
Adjusted net income (loss)(2)	$16,070	$17,927	$(5,096)

Average assets	$7,860,952	$7,764,997	$7,562,942
ROAA	0.74%	1.11%	(0.35)%
Adjusted ROAA(2)	0.83%	0.92%	(0.27)%

Adjusted net income (loss) available to common stockholders
Net income (loss) available to common stockholders	$7,825	$17,706	$(9,694)
Adjustments to net income (loss)(3)	1,695	(3,776)	1,497
Adjustments for impact of preferred stock redemption	3,347	—	(526)
Adjusted net income (loss) available to common stockholders(2)	$12,867	$13,930	$(8,723)

Average diluted common shares	50,750,522	50,335,271	50,464,777
Diluted EPS	$0.15	$0.35	$(0.19)
Adjusted diluted EPS(2)	$0.25	$0.28	$(0.17)

(1)Adjustments shown net of an effective tax rate of 25%
(2)Non-GAAP measure.
(3)Represents the difference between net income and adjusted net income

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020:

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$5,784,041	$61,345	4.30%	$5,744,919	$66,105	4.58%	$5,780,810	$65,534	4.56%
Securities	1,236,138	6,501	2.13%	1,239,295	6,636	2.13%	952,966	7,820	3.30%
Other interest-earning assets (2)	336,443	772	0.93%	262,363	789	1.20%	297,444	1,360	1.84%
Total interest-earning assets	7,356,622	68,618	3.78%	7,246,577	73,530	4.04%	7,031,220	74,714	4.27%
ACL	(81,111)			(83,745)			(60,470)
BOLI and noninterest-earning assets (3)	585,441			602,165			592,192
Total assets	$7,860,952			$7,764,997			$7,562,942
Interest-bearing liabilities:
Savings	$928,446	2,013	0.88%	$937,649	2,128	0.90%	$890,830	3,296	1.49%
Interest-bearing checking	2,140,314	901	0.17%	2,086,146	1,131	0.22%	1,520,922	3,728	0.99%
Money market	726,079	377	0.21%	671,949	414	0.25%	608,926	1,760	1.16%
Certificates of deposit	720,180	995	0.56%	860,131	1,763	0.82%	1,151,518	5,827	2.04%
Total interest-bearing deposits	4,515,019	4,286	0.38%	4,555,875	5,436	0.47%	4,172,196	14,611	1.41%
FHLB advances	446,618	3,112	2.83%	534,303	3,479	2.59%	1,039,055	5,883	2.28%
Securities sold under repurchase agreements	—	—	—%	—	—	—%	—	—	—%
Long-term debt and other interest-bearing liabilities	260,488	3,304	5.14%	238,265	3,052	5.10%	174,056	2,359	5.45%
Total interest-bearing liabilities	5,222,125	10,702	0.83%	5,328,443	11,967	0.89%	5,385,307	22,853	1.71%
Noninterest-bearing deposits	1,653,517			1,448,422			1,133,306
Noninterest-bearing liabilities	97,136			95,567			128,282
Total liabilities	6,972,778			6,872,432			6,646,895
Total stockholders’ equity	888,174			892,565			916,047
Total liabilities and stockholders’ equity	$7,860,952			$7,764,997			$7,562,942
Net interest income/spread		$57,916	2.95%		$61,563	3.15%		$51,861	2.56%
Net interest margin (4)			3.19%			3.38%			2.97%

Ratio of interest-earning assets to interest-bearing liabilities	141%			136%			131%
Total deposits(5)	6,168,536	4,286	0.28%	6,004,297	5,436	0.36%	5,305,502	14,611	1.11%
Total funding (6)	6,875,642	10,702	0.63%	6,776,865	11,967	0.70%	6,518,613	22,853	1.41%
(1)Total loans are net of deferred fees, related direct costs and discounts. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $1.4 million, $1.8 million and $(587) thousand and accretion of discount on purchased loans of $(411) thousand, $198 thousand and $8 thousand for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively, are included in interest income.

(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of bank-owned life insurance of $112.0 million, $111.4 million and $110.0 million for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020.
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

Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020
Net interest income decreased $3.6 million to $57.9 million for the first quarter due to lower prepayment fees, higher net nonaccrual interest reversal, lower amortized fee income from PPP loan forgiveness, and 2 less days in the current quarter, partially offset by higher average interest-earning assets and lower interest expense. Compared to the prior quarter, average interest-earning assets increased by $110.0 million to $7.36 billion, including higher average loans of $39.1 million and higher other interest-earning assets of $74.1 million.
The net interest margin decreased 19 basis points to 3.19% for the first quarter of 2021 from 3.38% for the fourth quarter of 2020 as the average earning-assets yield decreased 26 basis points and the average cost of total funding decreased 7 basis points. The yield on average interest-earning assets decreased to 3.78% for the first quarter from 4.04% for the fourth quarter due mostly to lower loan yields. The average yield on loans decreased 28 basis points to 4.30% during the first quarter due to impact of lower prepayment penalty fees, higher net reversal of nonaccrual loan interest, and lower amortized fees from PPP loan forgiveness; these items totaled $1.9 million in the first quarter of 2021 and increased the first quarter loan yield by 13 basis points compared to $4.9 million in the fourth quarter, which increased the fourth quarter loan yield by 34 basis points. The average yield on securities remained flat at 2.13% between quarters. The average yield on our collateralized loan obligations (CLOs) decreased 3 basis points to 1.91% for the first quarter from 1.94% for the fourth quarter as these securities reprice quarterly.
The average cost of total funding decreased 7 basis points to 0.63% for the first quarter from 0.70% for the fourth quarter. This decrease was driven by the lower average cost of interest-bearing liabilities and improved funding mix, including higher average noninterest-bearing deposits during the first quarter. During the first quarter, average deposits increased $164.2 million, consisting of higher average noninterest-bearing deposits of $205.1 million and lower average interest-bearing deposits of $40.9 million. Average FHLB advances decreased $87.7 million primarily due to maturities of $105.0 million in advances during the prior quarter. The average cost of interest-bearing liabilities decreased 6 basis points to 0.83% for the first quarter of 2021 from 0.89% for the fourth quarter of 2020 due to actively managing down the cost of interest-bearing deposits into the current rate environment. The average cost of interest-bearing deposits declined 9 basis points to 0.38% for the first quarter from 0.47% for the prior quarter. Additionally, average noninterest-bearing deposits represented 27% of total average deposits for the first quarter compared to 24% of total average deposits for the fourth quarter. The average cost of total deposits decreased 8 basis points to 0.28% for the first quarter. The spot rate of total deposits at March 31, 2021 was 0.24%.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net interest income increased $6.1 million to $57.9 million for the first quarter of 2021 compared to $51.9 million for the first quarter of 2020 due to higher average interest-earning assets, including higher average loans and investment securities, and a higher net interest margin. Compared to the first quarter of 2020, average interest-earning assets increased $325.4 million to $7.36 billion, including higher average investment securities of $283.2 million and higher other interest-earning assets of $39.0 million.
The net interest margin increased 22 basis points to 3.19% for the first quarter of 2021 from 2.97% for the first quarter of 2020 as the average earning-assets yield decreased 49 basis points and the average cost of total funding decreased 78 basis points. The yield on average interest-earning assets decreased to 3.78% for the first quarter of 2021 from 4.27% for the first quarter of 2020 due mostly to lower loan and investment securities yields and an increase in mix of average securities versus average loans. The average yield on loans was 4.30% for the first quarter of 2021, compared to 4.56% for the first quarter of 2020, primarily due to the lower market interest rates between periods. Our average yield on securities decreased 117 basis points due mostly to CLOs repricing into the lower rate environment and a decrease in average CLO balances.
The average cost of total funding decreased 78 basis points to 0.63% for the first quarter of 2021 from 1.41% for the first quarter of 2020. This decrease was driven by the lower average cost of interest-bearing liabilities and improved funding mix, including higher average noninterest-bearing deposits between quarters. During the first quarter of 2021 average deposits increased $863.0 million, consisting of higher average noninterest-bearing deposits of $520.2 million and higher average interest-bearing deposits of $342.8 million. Average FHLB advances decreased $592.4 million due mostly to maturities of term advances between periods. The average cost of interest-bearing liabilities decreased 88 basis points to 0.83% for the first quarter of 2021 from 1.71% for the first quarter of 2020 period due to actively managing down the cost of interest-bearing deposits into the current rate environment. The average cost of interest-bearing deposits declined 103 basis points to 0.38% for the first quarter of 2021 from 1.41% for the first quarter of 2020 due to actively managing down the cost of interest-bearing deposits into the current rate environment. Additionally, average noninterest-bearing deposits represented 27% of total average deposits for the first quarter of 2021, compared to 21% of total average deposits for the first quarter of 2020. The average cost of total deposits decreased 83 basis points to 0.28% for the first quarter of 2021, when compared to the first quarter of 2020 period due to the lower cost of interest-bearing deposits and a higher mix of noninterest-bearing deposits.

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

	Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate
Interest and dividend income:
Total loans	$31	$(4,220)	$(4,189)
Securities	1,905	(3,224)	(1,319)
Other interest-earning assets	156	(744)	(588)
Total interest and dividend income	$2,092	$(8,188)	$(6,096)
Interest expense:
Savings	$130	$(1,413)	$(1,283)
Interest-bearing checking	1,095	(3,922)	(2,827)
Money market	279	(1,662)	(1,383)
Certificates of deposit	(1,646)	(3,186)	(4,832)
FHLB advances	(3,927)	1,156	(2,771)
Securities sold under repurchase agreements	—	—	—
Long-term debt and other interest-bearing liabilities	1,087	(142)	945
Total interest expense	(2,982)	(9,169)	(12,151)
Net interest income	$5,074	$981	$6,055

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended
($ in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
(Reversal of) provision for loan losses	$(1,284)	$1,014	$14,711
Provision for (reversal of) credit losses - unfunded loan commitments	177	(23)	1,050
Total (reversal of) provision for credit losses	$(1,107)	$991	$15,761

Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020
The provision for credit losses was a reversal of $1.1 million for the first quarter of 2021, compared to a provision for credit losses of $1.0 million for the fourth quarter of 2020. The first quarter reversal of credit losses was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, consideration of credit quality metrics, and lower period end loan balances of $134.0 million.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The provision for credit losses was a reversal of $1.1 million for the first quarter of 2021, compared to a provision for credit losses of $15.8 million for the same 2020 period. The $15.8 million provision for credit losses during the first quarter of 2020 reflected the estimated impact of the COVID-19 pandemic on our loans and net charge-offs, partially offset by lower period end loan balances of $284.4 million.

See further discussion in "Allowance for Credit Losses."

Noninterest Income (Loss)
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Customer service fees	$1,758	$1,953	$1,096
Loan servicing income	268	149	75
Income from bank owned life insurance	672	691	578
Fair value adjustment on loans held-for-sale	—	36	(1,586)
Net loss on sale of loans	—	—	(27)
Other income	1,683	4,146	1,925
Total noninterest income	$4,381	$6,975	$2,061

Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020
Noninterest income decreased $2.6 million, to $4.4 million for the first quarter due mostly to lower other income from legacy legal settlements for the benefit of the Company which totaled $2.8 million during the fourth quarter of 2020. Customer service fees decreased by $195 thousand due to lower loan fees of $367 thousand, offset by higher deposit activity fees of $172 thousand. The increase in deposit activity fees is attributed to higher balances and our initiative to bring our service fee schedules more in line with market.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Noninterest income for the first quarter of 2021 increased $2.3 million, or 112.6%, from $2.1 million for the three months ended March 31, 2020. The increase in noninterest income during the three months ended March 31, 2021 was mainly due to higher customer service fees and loan servicing income, lower fair value adjustment for loans held for sale, offset by lower other income. The $662 thousand increase in customer services fees was due to (i) higher loan fees of $153 thousand, (ii) higher debit card interchange fees of $210 thousand and (iii) higher deposit activity fees of $299 thousand. The increase in deposit activity fees is attributed to higher balances, and our initiative to bring our service fee schedules more in line with market. Loan servicing income increased $193 thousand due to servicing valuation changes. Fair value adjustment for loans held for sale improved $1.6 million as the comparable period included valuation losses on loans held for sale due to the impact of the decreases in market interest rates. Other income decreased $242 thousand due to lower rental income of $204 thousand and lower earn-out income of $843 thousand related to the 2017 sale of Bank's mortgage banking business which ended in mid-2020, offset by higher customer-related loan swap income of $439 thousand and higher loan processing fees of $308 thousand.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Salaries and employee benefits	$25,719	$25,836	$23,436
Occupancy and equipment	7,196	7,560	7,243
Professional fees	4,022	29	5,964
Data processing	1,655	1,608	1,773
Advertising	118	171	1,756
Regulatory assessments	774	748	484
Reversal of provision for loan repurchases	(132)	28	(600)
Amortization of intangible assets	282	306	429
Merger-related costs	700	—	—
All other expense	2,771	3,337	4,529
Noninterest expense before loss (gain) on investments in alternative energy partnerships	43,105	39,623	45,014
Loss (gain) on investments in alternative energy partnerships	3,630	(673)	1,905
Total noninterest expense	$46,735	$38,950	$46,919

Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020
Noninterest expense increased $7.8 million to $46.7 million for the first quarter compared to the prior quarter. The increase was primarily due to higher professional fees of $4.0 million, higher merger-related costs of $700 thousand, and higher net losses in alternative energy partnership investments of $4.3 million. Professional fees included indemnified legal expenses, net of recoveries, of $721 thousand in the first quarter compared to net recoveries of $4.2 million during the fourth quarter. These increases were offset by lower occupancy and equipment of $364 thousand due mostly to lower rent and other facility-related expenses and a $566 thousand decrease in all other expense. The fourth quarter all other expenses included the write-off of capitalized software costs of $336 thousand; there were no similar charges in the first quarter. Total operating costs, defined as noninterest expense adjusted for certain non-core items (refer to section Non-GAAP Measures), decreased $2.3 million to $41.7 million for the first quarter compared to $44.0 million for the prior quarter primarily due to lower professional fees, occupancy and equipment, and other expenses.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Noninterest expense was $46.7 million for the first quarter of 2021, a decrease of $184 thousand from $46.9 million for the comparable 2020 period. The decrease was mainly due to (i) lower professional fees of $1.9 million, (ii) lower advertising costs of $1.6 million due to the termination of our LAFC agreements in May 2020 and (iii) lower other expenses of $1.8 million resulting from overall expense reduction efforts, a $461 thousand decrease in loss on equity investments between quarters, and the comparable 2020 period including a $850 thousand charge to settle and conclude a legacy loan sale claim from an acquired bank.
These increases were offset by (i) higher salaries and employee benefits of $2.3 million due to higher commissions and incentive-based compensation, (ii) a lower reversal of provision for loan repurchases of $468 thousand, (iii) higher merger-related costs of $700 thousand associated with our proposed merger with PMB, and (iv) a higher loss on alternative energy partnerships of $1.7 million from increased loss sharing allocations.

Income Tax (Benefit) Expense
For the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, income tax expense (benefit) was $2.3 million, $6.9 million, and $(2.2) million, resulting in an effective tax rate of 13.8%, 24.1% and 24.7%, respectively. Our 13.8% effective tax rate for the three months ended March 31, 2021 differs from the 29.5% statutory rate due to the impact of various permanent tax differences, tax credits and other discrete items. During the three months ended March 31, 2021, income tax expense included a $2.1 million tax benefit from the exercise of all previously issued outstanding stock appreciation rights, which lowered our effective tax rate by 12.6%. Our effective tax rate is expected to be in the 25% to 27% range for the remaining quarters in 2021.

For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
At March 31, 2021, all of our investment securities were classified as available-for-sale.
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
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$16,812	$16,733	$(79)	$17,436	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	122,300	123,300	1,000	99,591	106,384	6,793
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	210,343	210,956	613	209,426	211,831	2,405
Municipal securities	84,385	85,538	1,153	64,355	68,623	4,268
Non-agency residential mortgage-backed securities	154	158	4	156	160	4
Collateralized loan obligations	687,505	683,873	(3,632)	687,505	677,785	(9,720)
Corporate debt securities	141,982	150,272	8,290	141,975	149,294	7,319
Total securities available-for-sale	$1,263,481	$1,270,830	$7,349	$1,220,444	$1,231,431	$10,987

Securities available-for-sale were $1.27 billion at March 31, 2021, an increase of $39.4 million, or 3.2%, from $1.23 billion at December 31, 2020. The increase was mainly due to purchases of $52.8 million, including $32.8 million in U.S. government agency securities and $20.0 million in municipal securities, offset by principal reductions of $9.4 million and lower net unrealized gains of $3.6 million. The lower net unrealized gains was due mostly to decreases in the value of mortgage-backed securities as a result of increases in longer term interest rates, offset by improved pricing of CLOs and corporate debt securities due to lower credit spreads.
CLOs totaled $683.9 million and $677.8 million and were all AAA and AA rated at March 31, 2021 and December 31, 2020. We perform pre-purchase due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors..
We did not record credit impairment for any investment securities for the three months ended March 31, 2021 or 2020. We monitor our securities portfolio to ensure it has adequate credit support. As of March 31, 2021, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at March 31, 2021, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of March 31, 2021, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decrease in fair value during first quarter of 2021 was attributable to a combination of changes in interest rates and credit market conditions.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and yield information of the investment securities portfolio as of March 31, 2021:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$16,733	1.34%	$—	—%	$—	—%	$—	—%	$16,733	1.34%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	29,238	2.20%	94,062	2.35%	123,300	2.31%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	110,147	0.67%	11,193	1.99%	42,747	1.35%	46,869	1.76%	210,956	1.12%
Municipal securities	—	—%	—	—%	9,193	2.60%	76,345	2.49%	85,538	2.51%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	158	6.36%	158	6.36%
Collateralized loan obligations	683,873	1.86%	—	—%	—	—%	—	—%	683,873	1.86%
Corporate debt securities	—	—%	132,244	5.01%	18,028	5.73%	—	—%	150,272	5.08%
Total securities available-for-sale	$810,753	1.69%	$143,437	4.77%	$99,206	2.40%	$217,434	2.28%	$1,270,830	2.18%

Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $1.4 million at March 31, 2021 and December 31, 2020 and consisted mainly of repurchased conforming SFR mortgage loans that were previously sold and repurchased GNMA loans that were previously sold and became delinquent more than 90 days.

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$1,878,325	$2,088,308	$(209,983)	(10.1)%
Commercial real estate	839,965	807,195	32,770	4.1%
Multifamily	1,258,278	1,289,820	(31,542)	(2.4)%
SBA(1)	338,903	273,444	65,459	23.9%
Construction	169,122	176,016	(6,894)	(3.9)%
Consumer:
Single family residential mortgage	1,253,251	1,230,236	23,015	1.9%
Other consumer	26,557	33,386	(6,829)	(20.5)%
Total loans(2)	5,764,401	5,898,405	(134,004)	(2.3)%
Allowance for loan losses	(79,353)	(81,030)	1,677	(2.1)%
Total loans receivable, net	$5,685,048	$5,817,375	$(132,327)	(2.3)%
(1)Includes 1,228 PPP loans totaling $276.0 million, net of unamortized loan fees totaling $5.1 million at March 31, 2021 and 949 PPP loans totaling $210.0 million, net of unamortized loan fees totaling $1.6 million at December 31, 2020.
(2)Total loans include net deferred loan origination costs/(fees) and premiums/(discounts) of $4.6 million and $6.2 million at March 31, 2021 and December 31, 2020.

Held-for-investment loans decreased $134.0 million to $5.76 billion from the prior quarter, resulting from lower commercial and industrial (C&I) loans of $210.0 million due, in part, to decreased utilization of credit facilities and lower multifamily loans of $31.5 million and construction loans of $6.9 million due to prepayment activity. The decreases were partially offset by higher commercial real estate loans of $32.8 million and SBA loans of $65.5 million. The increase in SBA loans includes $131.9 million in new PPP loans originated, offset by the SBA processing forgiveness requests of $62.5 million during the quarter. At March 31, 2021, SBA loans included $276.0 million of PPP loans, net of fees.

We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. Currently, loans secured by residential real estate (single-family, multifamily, single-family construction, and credit facilities) represent approximately 66% of our total loans outstanding.

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
The following table presents the risk categories for total loans by class of loans as of March 31, 2021 and December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial:
Commercial and industrial	$1,790,820	$37,599	$49,906	$—	$1,878,325
Commercial real estate	793,668	30,115	14,963	1,219	839,965
Multifamily	1,234,875	3,851	19,552	—	1,258,278
SBA	329,749	3,231	5,442	481	338,903
Construction	157,649	11,473	—	—	169,122
Consumer:
Single family residential mortgage	1,204,698	14,186	34,367	—	1,253,251
Other consumer	26,292	94	171	—	26,557
Total	$5,537,751	$100,549	$124,401	$1,700	$5,764,401

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial:
Commercial and industrial	$2,019,701	$17,232	$51,375	$—	$2,088,308
Commercial real estate	760,612	30,485	16,098	—	807,195
Multifamily	1,284,995	2,853	1,972	—	1,289,820
SBA	264,851	3,275	4,837	481	273,444
Construction	167,485	8,531	—	—	176,016
Consumer:
Single family residential mortgage	1,202,758	11,853	15,625	—	1,230,236
Other consumer	31,823	1,215	348	—	33,386
Total	$5,732,225	$75,444	$90,255	$481	$5,898,405

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The C&I industry concentrations in dollars and as a percentage of total outstanding C&I loan balances are summarized below:

	March 31, 2021
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and insurance (includes $1.12 billion for Warehouse lending)	$1,220,408	65%
Real Estate & Rental Leasing	230,781	12%
Gas Stations	68,672	4%
Healthcare	68,964	4%
Wholesale Trade	40,803	2%
Television / Motion Pictures	34,067	2%
Manufacturing	25,198	1%
Food Services	31,366	2%
Other Retail Trade	21,167	1%
Professional Services	16,993	1%
Transportation	4,773	—%
Accommodations	2,427	—%
All other	112,706	6%
Total	$1,878,325	100%

Non-Traditional Mortgage Portfolio ("NTM")
Our NTM portfolio is comprised of three interest-only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2021 and December 31, 2020, the NTM portfolio totaled $412.1 million, or 7.1% of the total gross loan portfolio, and $437.1 million, or 7.4% of the total gross loan portfolio. The total NTM portfolio decreased by $25.0 million, or 5.7% during the three months ended March 31, 2021. The decrease was primarily due to principal paydowns and payoffs with no new production as we no longer originate NTM loans. However, pools of loans may be purchased that include certain loans that meet the criteria to be considered NTM loans. NTM loans on nonaccrual status included $4.5 million of Green Loans and $7.1 million of Interest Only loans at March 31, 2021 compared to $4.0 million of Green Loans and $4.7 million of Interest Only loans at December 31, 2020.
The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (“FICO”) score, loan-to-value ("LTV") ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio at least quarterly, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (“AVMs”) to confirm collateral values.
Green Loans totaled $31.9 million at March 31, 2021, a decrease of $1.3 million, or 3.9% from $33.2 million at December 31, 2020. The following table presents our Green Loans first lien portfolio at March 31, 2021 by FICO scores that were obtained during the quarter ended March 31, 2021, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2020:

	By FICO Scores Obtained During the Quarter Ended March 31, 2021			By FICO Scores Obtained During the Quarter Ended December 31, 2020			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	10	$5,192	17.1%	10	$4,623	15.3%	—	$569	12.3%
700-799	23	15,671	51.8%	23	16,356	54.0%	—	(685)	(4.2)%
600-699	9	7,806	25.8%	9	7,690	25.4%	—	116	1.5%
<600	2	1,097	3.6%	2	1,097	3.6%	—	—	—%
No FICO	2	527	1.7%	2	527	1.7%	—	—	—%
Totals	46	$30,293	100.0%	46	$30,293	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing the current unpaid principal balance by the latest estimated property value received per our policy. The table below represents our single family residential NTM first lien portfolio by LTV ratio ranges as of the dates indicated:

($ in thousands)	Green			Interest Only			Negative Amortization			Total
LTV ratio range	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
March 31, 2021
< 61%	41	$26,276	86.7%	190	$275,446	72.9%	6	$2,149	100.0%	237	$303,871	74.0%
61-80%	5	4,017	13.3%	70	98,159	26.0%	—	—	—%	75	102,176	24.9%
81-100%	—	—	—%	2	3,183	0.8%	—	—	—%	2	3,183	0.8%
> 100%	—	—	—%	1	1,300	0.3%	—	—	—%	1	1,300	0.3%
Total	46	$30,293	100.0%	263	$378,088	100.0%	6	$2,149	100.0%	315	$410,530	100.0%
December 31, 2020
< 61%	42	$25,946	82.1%	190	$271,108	67.5%	8	$2,288	100.0%	240	$299,342	68.7%
61-80%	6	5,641	17.9%	91	126,281	31.4%	—	—	—%	97	131,922	30.3%
81-100%	—	—	—%	2	4,251	1.1%	—	—	—%	2	4,251	1.0%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	48	$31,587	100.0%	283	$401,640	100.0%	8	$2,288	100.0%	339	$435,515	100.0%

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$728	$(728)	(100.0)%
Nonaccrual loans	55,920	35,900	20,020	55.8%
Total nonperforming loans	55,920	36,628	19,292	52.7%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$55,920	$36,628	$19,292	52.7%
Performing restructured loans (1)	$6,347	$4,733	$1,614	34.1%
Total nonperforming loans to total loans	0.97%	0.62%
Total nonperforming assets to total assets	0.70%	0.46%
ALL to nonperforming loans	141.90%	221.22%
ACL to nonperforming loans	147.91%	229.91%
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
Additional interest income of approximately $633 thousand would have been recorded during the three months ended March 31, 2021, had these loans been paid in accordance with their original terms throughout the periods indicated.
Non-performing loans increased $19.3 million to $55.9 million as of March 31, 2021, of which $18.1 million, or 32%, relates to loans in a current payment status. The first quarter increase was due to $22.5 million of loans placed on non-accrual status, offset by $3.2 million in cured loans and payoffs. Of the $22.5 million of loans placed on non-accrual status, $20.0 million, or 88.7%, of such loans, related to SFR loans.
At March 31, 2021, non-performing loans included (i) a legacy relationship totaling $7.3 million, or 13% of total non-performing loans, that is well-secured by a combination of commercial real estate and SFR properties with an average loan-to-value ratio of 51%, (ii) SFR loans totaling $32.4 million, or 58% of total non-performing loans, and (iii) other commercial loans of $16.1 million, or 29% of total non-performing loans.

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
At March 31, 2021 and December 31, 2020, we had 14 and 13 loans, respectively, with an aggregate balance of $10.5 million and $9.0 million, respectively, classified as TDRs. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the three months ended March 31, 2021 was primarily due to one single family residential loan totaling $1.8 million.
At March 31, 2021, of the 14 loans classified as TDRs, 10 loans totaling $6.3 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2020, of the 13 loans classified as TDRs, 10 loans totaling $4.7 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
Troubled Debt Restructuring (TDR) Relief: In order to encourage banks to work with impacted borrowers, the CARES Act and U.S. banking regulatory agencies have provided relief from TDR accounting. The main benefits of TDR relief include i) a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; ii) a delinquency status benefit, as the aging of loans are frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and iii) a nonaccrual status benefit as the loans are generally not reported as nonaccrual during the modification period. Refer to "Borrower Payment Relief Efforts" above for additional information regarding CARES Act deferrals.

Allowance for Credit Losses (ACL)
Our ACL methodology and resulting provision continues to be impacted by the current economic uncertainty and volatility caused by the COVID-19 pandemic. The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during March 2021. In contrast to the December 2020 forecasts, the March forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates). While the forecasts are improving and the economy is showing signs of recovery with the rollout of the vaccine and additional government stimulus, there remains uncertainty regarding the ultimate impact of the pandemic and the pace of the recovery. Accordingly, our economic assumptions and the resulting ACL level and provision reflect these uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others. .
The allowance for expected credit losses (ACL), which includes the reserve for unfunded loan commitments, totaled $82.7 million, or 1.43% of total loans, at March 31, 2021, compared to $84.2 million, or 1.43% of total loans, at December 31, 2020. The $1.5 million decrease in the ACL was due to: (i) lower general reserves of $1.0 million from portfolio mix, (ii) net charge-offs of $393 thousand, and (iii) lower specific reserves of $58 thousand. The ACL coverage of non-performing loans was 148% at March 31, 2021 compared to 230% at December 31, 2020.
The reserve for unfunded loan commitments was established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	March 31, 2021	December 31, 2020
Allowance for credit losses:
Allowance for loan losses (ALL)	$79,353	$81,030
Reserve for unfunded loan commitments	3,360	3,183
Total allowance for credit losses (ACL)	$82,713	$84,213

ALL to total loans	1.38%	1.37%
ACL to total loans	1.43%	1.43%
ACL to total loans, excluding PPP loans	1.51%	1.48%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
Impact of adopting ASU 2016-13(1)	—	—	—	7,609	(1,226)	6,383
Loans charged off	(565)	—	(565)	(2,076)	—	(2,076)
Recoveries of loans previously charged off	172	—	172	350	—	350
Net charge-offs	(393)	—	(393)	(1,726)	—	(1,726)
Provision for (reversal of) credit losses	(1,284)	177	(1,107)	14,711	1,050	15,761
Balance at end of period	$79,353	$3,360	$82,713	$78,243	$3,888	$82,131

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
The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	March 31, 2021			December 31, 2020
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$19,703	$1,878,325	32.6%	$20,608	$2,088,308	35.3%
Commercial real estate	17,100	839,965	14.6%	19,074	807,195	13.7%
Multifamily	23,884	1,258,278	21.8%	22,512	1,289,820	21.9%
SBA	3,451	338,903	5.9%	3,145	273,444	4.6%
Construction	5,552	169,122	2.9%	5,849	176,016	3.0%
Consumer:
Single family residential mortgage	9,161	1,253,251	21.7%	9,191	1,230,236	20.9%
Other consumer	502	26,557	0.5%	651	33,386	0.6%
Total	$79,353	$5,764,401	100.0%	$81,030	$5,898,405	100.0%

The following table provides information regarding activity by loan class in the allowance for loan losses during the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
ALL at beginning of period	$81,030	$57,649
Impact of adopting ASU 2016-13(1)	—	7,609
Charge-offs:
Commercial and industrial	(565)	(1,164)
SBA	—	(356)
Single family residential mortgage	—	(552)
Other consumer	—	(4)
Total charge-offs	(565)	(2,076)
Recoveries:
Commercial and industrial	45	30
SBA	126	121
Single family residential mortgage	—	151
Other consumer	1	48
Total recoveries	172	350
Net charge-offs	(393)	(1,726)
(Reversal of) provision for credit losses - loans	(1,284)	14,711
ALL at end of period	$79,353	$78,243
Average total loans held-for-investment	$5,782,628	$5,758,537
Total loans held-for-investment at end of period	$5,764,401	$5,667,464
Ratios:
Annualized net charge-offs to average total loans held-for-investment	0.03%	0.12%
ALL to total loans held-for-investment	1.38%	1.38%
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

The following table presents the activity related to our investment in alternative energy partnerships for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Balance at beginning of period	$27,977	$29,300
New funding	—	3,631
Change in unfunded commitments	—	(3,225)
Cash distribution from investments	(538)	(454)
Gain (loss) on investments using HLBV method	(3,630)	(1,905)
Balance at end of period	$23,809	$27,347
Unfunded equity commitments at end of period	$—	$—

Our returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. The balance of these investments was $23.8 million and $28.0 million at March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2021 and 2020, we funded zero and $3.6 million for our alternative energy partnerships.
During the three months ended March 31, 2021 and 2020, we recognized losses on investment of $3.6 million and $1.9 million through its HLBV application. The HLBV losses for the three months ended March 31, 2021 and 2020 were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions. From an income tax benefit perspective, we recognized no investment tax credits during these periods; however, we recorded income tax benefit related to these investments of $992 thousand and $458 thousand for the three months ended March 31, 2021 and 2020.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2021		December 31, 2020
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$1,700,343	27.7%	$1,559,248	25.6%	$141,095
Interest-bearing demand deposits	2,088,528	34.0%	2,107,942	34.6%	(19,414)
Money market accounts	775,072	12.6%	714,297	11.7%	60,775
Savings accounts	909,631	14.8%	932,363	15.3%	(22,732)
Certificates of deposit of $250,000 or less	264,632	4.3%	316,585	5.2%	(51,953)
Certificates of deposit of more than $250,000	403,836	6.6%	455,365	7.6%	(51,529)
Total deposits	$6,142,042	100.0%	$6,085,800	100.0%	$56,242

Total deposits were $6.14 billion at March 31, 2021, an increase of $56.2 million, or 0.9%, from $6.09 billion at December 31, 2020. We continue to focus on growing relationship-based deposits, strategically augmented by wholesale funding, as we actively managed down deposit costs in response to the current interest rate environment. Noninterest-bearing deposits totaled $1.70 billion and represented 27.7% of total deposits at March 31, 2021 compared to $1.56 billion and 25.6% at December 31, 2020.
During the three months ended March 31, 2021, demand deposits increased by $121.7 million, due to higher noninterest-bearing deposits of $141.1 million and lower interest-bearing demand deposits of $19.4 million. In addition, money market accounts increased by $60.8 million, savings accounts decreased by $22.7 million and time deposits decreased by $103.5 million.
Brokered deposits were $10.0 million at March 31, 2021, and $26.2 million at December 31, 2020. The decrease between periods related to maturities of brokered time deposits.
The following table presents the scheduled maturities of certificates of deposit as of March 31, 2021:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$80,229	$60,572	$82,626	$41,205	$264,632
Certificates of deposit of more than $250,000	208,742	124,684	30,293	40,117	403,836
Total certificates of deposit	$288,971	$185,256	$112,919	$81,322	$668,468

Borrowings
We utilized FHLB advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintained additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
During the first quarter of 2021, FHLB advances increased $95.3 million, or 17.7%, to $635.1 million, net of unamortized debt issuance costs of $5.9 million, as of March 31, 2021, primarily due to higher overnight advances of $140.0 million, offset by lower term advances of $45.0 million due to maturities.
At March 31, 2021, FHLB advances included $225.0 million overnight borrowings, $5.0 million maturing within three months, and $411.0 million maturing beyond three months with a weighted average life of 4.7 years and weighted average interest rate of 2.53%.
We did not utilize repurchase agreements at March 31, 2021 or December 31, 2020.

For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

	March 31, 2021		December 31, 2020
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,255)	$175,000	$(1,291)
4.375% subordinated notes due October 30, 2030	85,000	(2,304)	85,000	(2,394)
Total	$260,000	$(3,559)	$260,000	$(3,685)

At March 31, 2021, we were in compliance with all covenants under our long-term debt agreements.

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
Banc of California, N.A.
We participate in the Federal Reserve Bank's Borrower-in-Custody (“BIC”) program. Our borrowing capacity under the BIC program was $384.9 million at March 31, 2021. At March 31, 2021, the Bank has pledged certain qualifying loans with an unpaid principal balance of $745.3 million and securities with a carrying value of $23.9 million as collateral for this line of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three months ended March 31, 2021.
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

Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the three months ended March 31, 2021, the Bank paid $12.0 million of dividends to Banc of California, Inc. At March 31, 2021, Banc of California, Inc. had $46.1 million in cash, all of which was on deposit at the Bank.
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expired in February 2021.
During the three months ended March 31, 2021, we repurchased all outstanding depositary shares representing shares of our Series D. The aggregate total consideration for the Series D depositary shares purchased was $93.3 million. The $3.3 million difference between the consideration paid and the $89.9 million aggregate carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in a decrease to net income allocated to common stockholders.
On a consolidated basis, cash and cash equivalents totaled $379.5 million, or 4.8% of total assets at March 31, 2021. This compared to $220.8 million, or 2.8% of total assets, at December 31, 2020. The $158.7 million increase was mainly due mainly to the increase in deposits and overnight FHLB advances.
At March 31, 2021, we had available unused secured borrowing capacities of $584.2 million from the FHLB and $384.9 million from the Federal Reserve, as well as $175.0 million from unsecured federal funds lines of credit. We also maintained repurchase agreements of which none were outstanding at March 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. We also had unpledged securities available-for-sale of $1.23 billion at March 31, 2021. We also have the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $231.0 million at March 31, 2021
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of March 31, 2021. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of March 31, 2021:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$50,361	$18,473	$24,260	$5,081	$2,547
Unused lines of credit	1,627,046	1,388,001	129,923	69,645	39,477
Standby letters of credit	8,007	4,927	3,060	20	—
Total commitments	$1,685,414	$1,411,401	$157,243	$74,746	$42,024
FHLB advances	$641,000	$230,000	$—	$291,000	$120,000
Long-term debt	260,000	—	—	175,000	85,000
Operating and capital lease obligations	25,704	5,491	8,174	5,541	6,498
Certificates of deposit	668,468	587,146	77,999	3,323	—
Total contractual obligations	$1,595,172	$822,637	$86,173	$474,864	$211,498

At March 31, 2021, we had unfunded commitments of $17.3 million, $5.6 million, and $2.5 million for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.

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
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Banc of California, Inc.
Total risk-based capital	$904,630	15.87%	$455,963	8.00%	N/A	N/A
Tier 1 risk-based capital	750,548	13.17%	341,972	6.00%	N/A	N/A
Common equity tier 1 capital	655,592	11.50%	256,479	4.50%	N/A	N/A
Tier 1 leverage	750,548	9.62%	312,012	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,015,916	17.82%	$456,175	8.00%	$570,218	10.00%
Tier 1 risk-based capital	944,622	16.57%	342,131	6.00%	456,175	8.00%
Common equity tier 1 capital	944,622	16.57%	256,598	4.50%	370,642	6.50%
Tier 1 leverage	944,622	12.13%	311,618	4.00%	389,523	5.00%
December 31, 2020
Banc of California, Inc.
Total risk-based capital	$921,892	15.90%	$463,950	8.00%	N/A	N/A
Tier 1 risk-based capital	860,179	14.83%	347,963	6.00%	N/A	N/A
Common equity tier 1 capital	670,355	11.56%	260,972	4.50%	N/A	N/A
Tier 1 leverage	860,179	10.89%	315,825	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,007,762	17.46%	$461,843	8.00%	$577,304	10.00%
Tier 1 risk-based capital	946,049	16.39%	346,382	6.00%	461,843	8.00%
Common equity tier 1 capital	946,049	16.39%	259,787	4.50%	375,247	6.50%
Tier 1 leverage	946,049	12.02%	314,707	4.00%	393,383	5.00%

On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of 4.375% Fixed-to-Floating Rate Subordinated Notes due 2030, at a public offering price equal to 100% of the aggregate principal amount of the Notes which qualifies as Tier II capital.

Dividend Restrictions
Payment of dividends by the Company are subject to guidance provided by the Federal Reserve. That guidance provides that bank holding companies that plan to pay dividends that exceed net earnings for a given period should first consult with the Federal Reserve. To the extent future quarterly dividends exceed quarterly net earnings, payment of dividends in respect of the Company’s common and preferred stock will be subject to prior consultation and non-objection from the Federal Reserve.
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described below, any near term dividend by the Bank will require OCC approval. During the three months ended March 31, 2021, the Bank received approval from the OCC and paid $12.0 million in dividends to Banc of California, Inc.
During the three months ended March 31, 2021, we declared and paid dividends on our common stock of $0.06 per share in addition to dividends on our preferred stock.

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
At March 31, 2021, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.

The following table presents the projected change in the Bank’s economic value of equity at March 31, 2021 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
March 31, 2021
+200 bps	$1,553,119	$160,661	11.5%	$246,144	$16,209	7.0%
+100 bps	1,478,330	85,872	6.2%	236,982	7,047	3.1%
0 bps	1,392,458			229,935
-100 bps	1,283,959	(108,499)	(7.8)%	223,730	(6,205)	(2.7)%
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2021 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On April 2, 2019, the first of three shareholder derivative actions, Gordon v. Benett, No. 8:19-cv-621, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Gordon action asserts claims for breach of fiduciary duty against Halle J. Benett, Jonah Schnel, Jeffrey Karish, Robert Sznewajs, Eric Holoman, Chad Brownstein, Steven Sugarman, Richard Lashley, Douglas Bowers and John Grosvenor. On June 10, 2019, a second shareholder derivative action, Johnston v. Sznewajs, No. 8:19-cv-01152, was filed against current and former officers and directors of Banc of California, Inc. in the United States District Court for the Central District of California. The Johnston action asserts claims for breach of fiduciary duty and unjust enrichment against Robert Sznewajs, Jonah Schnel, Halle Benett, Richard Lashley, Steven Sugarman, John Grosvenor, Chad Brownstein, Jeffrey Karish and Eric Holoman. On June 18, 2019, a third shareholder derivative action, Witmer v. Sugarman, No. 19STCV21088, was filed against current and former officers and directors of Banc of California, Inc. in Los Angeles County Superior Court. The Witmer action asserts claims for breach of fiduciary duty, unjust enrichment and corporate waste against Steven Sugarman, Ronald Nicolas, Jr., Robert Sznewajs, Chad Brownstein, Halle Benett, Douglas Bowers, Jeffrey Karish, Richard Lashley, Jonah Schnel, Eric Holoman and Jeffrey Seabold. On June 24, 2019, the Witmer Action was removed to the United States District Court for the Central District of California and assigned docket number 2:19-cv-5488. On September 23, 2019, the Court, ordered that the Gordon, Johnston, and Witmer actions are consolidated for all purposes, including pre-trial proceedings and trial, and the matter was captioned In re Banc of California Inc. Stockholder Derivative Litigation, No. SA CV 19-621. On November 22, 2019, plaintiffs filed a consolidated complaint.
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
On April 5, 2021, the parties informed the Court that they had reached agreement on a Memorandum of Understanding to resolve the action and hoped to be able to file a Stipulation of Settlement within 90 days. The proposed settlement, which requires Court approval, requires only governance changes by the Company and does not contain a monetary component except for a potential award of attorneys’ fees. On April 7, 2021, the Court stayed the time for the Company to respond to the consolidated complaint and ordered the parties to file a Joint Status Report by July 6, 2021 if a Motion for Preliminary Approval of a settlement has not been filed by that time. The parties are currently negotiating the amount of attorney’s fees, if any, that the Company will cause its insurance carriers to pay to counsel for plaintiffs as part of the settlement that is being negotiated.

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From January 1, 2021 to January 31, 2021	387	$14.71	—	$33,000
From February 1, 2021 to February 28, 2021	33,261	$19.32	—	$—
From March 1, 2021 to March 31, 2021	34,416	$19.76	—	$—
Total	68,064	$19.52	—

Preferred Stock (Depositary Shares):
From January 1, 2021 to January 31, 2021	—	$—	—	—
From February 1, 2021 to February 28, 2021	—	$—	—	—
From March 1, 2021 to March 31, 2021	3,730,767	$25.00	—	—
Total	3,730,767	$25.00	—	—

During the three months ended March 31, 2021, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans. There were no purchases of shares of common stock during the three months ended March 31, 2021 related to the Company's previously announced stock repurchase program discussed below.
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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

2.1
Agreement and Plan of Merger, dated March 22, 2021, between Banc of California and Pacific Mercantile Bancorp (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 23, 2021 and incorporated herein by reference.)

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
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 10, 2021	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2021	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2021	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)