Form 10-Q
period 2021-06-30
BANC OF CALIFORNIA, INC.
filed 2021-08-06
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 4, 2021, the registrant had outstanding 50,314,976 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2021

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
i.the continuing effects of the COVID-19 pandemic and steps taken by governmental and other authorities to contain, mitigate, and combat the pandemic on our business, operations, financial performance and prospects;
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

Further, statements about the potential effects of the proposed acquisition of Pacific Mercantile Bancorp (“PMBC”) on our business, financial results and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including (i) the possibility that the merger does not close when expected or at all because required regulatory or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all; (ii) changes in BANC’s or PMBC’s stock price before closing, including as a result of its financial performance prior to closing, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies; (iii) the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which BANC and PMBC operate; (iv) the ability to promptly and effectively integrate the businesses of BANC and PMBC; (v) the reaction to the transaction of the companies’ customers, employees and counterparties; (vi) diversion of management time on merger-related issues; (vii) lower than expected revenues, credit quality deterioration or a reduction in real estate values or a reduction in net earnings; and (viii) other risks that are described in BANC’s and PMBC’s public filings with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$28,166	$38,330
Interest-earning deposits in financial institutions	135,166	182,489
Total cash and cash equivalents	163,332	220,819
Securities available-for-sale, at fair value	1,353,154	1,231,431
Loans held-for-sale, carried at fair value	2,853	1,413
Loans receivable	5,985,477	5,898,405
Allowance for loan losses	(75,885)	(81,030)
Loans receivable, net	5,909,592	5,817,375
Federal Home Loan Bank and other bank stock, at cost	44,569	44,506
Other real estate owned, net	3,253	—
Premises and equipment, net	118,649	121,520
Bank owned life insurance	113,168	111,807
Operating lease right-of-use assets	20,364	19,633
Investments in alternative energy partnerships, net	24,068	27,977
Deferred income taxes, net	41,628	45,957
Goodwill	37,144	37,144
Other intangible assets, net	2,069	2,633
Other assets	193,570	195,119
Total assets	$8,027,413	$7,877,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,808,918	$1,559,248
Interest-bearing deposits	4,397,626	4,526,552
Total deposits	6,206,544	6,085,800
Federal Home Loan Bank advances, net	490,419	539,795
Other borrowings	125,000	—
Long-term debt, net	256,554	256,315
Reserve for loss on repurchased loans	5,095	5,515
Operating lease liabilities	21,588	20,647
Accrued expenses and other liabilities	92,851	72,055
Total liabilities	7,198,051	6,980,127
Commitments and contingent liabilities
Preferred stock	94,956	184,878
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 52,724,192 shares issued and 50,313,228 shares outstanding at June 30, 2021; 52,178,453 shares issued and 49,767,489 shares outstanding at December 31, 2020	527	522
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at June 30, 2021 and at December 31, 2020	5	5
Additional paid-in capital	630,654	634,704
Retained earnings	129,307	110,179
Treasury stock, at cost (2,410,964 and 2,410,964 shares at June 30, 2021 and December 31, 2020)	(40,827)	(40,827)
Accumulated other comprehensive income, net	14,740	7,746
Total stockholders’ equity	829,362	897,207
Total liabilities and stockholders’ equity	$8,027,413	$7,877,334
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Interest and dividend income
Loans, including fees	$61,900	$61,345	$63,642	$123,245	$129,176
Securities	6,986	6,501	7,816	13,487	15,636
Other interest-earning assets	791	772	1,239	1,563	2,599
Total interest and dividend income	69,677	68,618	72,697	138,295	147,411
Interest expense
Deposits	3,543	4,286	10,205	7,829	24,816
Federal Home Loan Bank advances	2,944	3,112	4,818	6,056	10,701
Securities sold under repurchase agreements	—	—	2	—	2
Long-term debt and other interest-bearing liabilities	3,343	3,304	2,357	6,647	4,716
Total interest expense	9,830	10,702	17,382	20,532	40,235
Net interest income	59,847	57,916	55,315	117,763	107,176
(Reversal of) provision for credit losses	(2,154)	(1,107)	11,826	(3,261)	27,587
Net interest income after (reversal of) provision for credit losses	62,001	59,023	43,489	121,024	79,589
Noninterest income
Customer service fees	1,990	1,758	1,224	3,748	2,320
Loan servicing income	38	268	95	306	170
Income from bank owned life insurance	690	672	591	1,362	1,169
Net gain on sale of securities available-for-sale	—	—	2,011	—	2,011
Fair value adjustment for loans held-for-sale	20	—	25	20	(1,561)
Net loss on sale of loans	—	—	—	—	(27)
Other income	1,432	1,683	1,582	3,115	3,507
Total noninterest income	4,170	4,381	5,528	8,551	7,589
Noninterest expense
Salaries and employee benefits	25,042	25,719	24,260	50,761	47,696
Naming rights termination	—	—	26,769	—	26,769
Occupancy and equipment	7,277	7,196	7,090	14,473	14,333
Professional fees	1,749	4,022	4,596	5,771	10,560
Data processing	1,621	1,655	1,536	3,276	3,309
Advertising and promotion	78	118	1,157	196	2,913
Regulatory assessments	769	774	725	1,543	1,209
(Gain) loss on investments in alternative energy partnerships	(829)	3,630	(167)	2,801	1,738
Reversal of provision for loan repurchases	(99)	(132)	(34)	(231)	(634)
Amortization of intangible assets	282	282	430	564	859
Merger-related costs	700	700	—	1,400	—
All other expense	3,969	2,771	6,408	6,740	10,937
Total noninterest expense	40,559	46,735	72,770	87,294	119,689
Income (loss) from operations before income taxes	25,612	16,669	(23,753)	42,281	(32,511)
Income tax expense (benefit)	6,562	2,294	(5,304)	8,856	(7,469)
Net income (loss)	19,050	14,375	(18,449)	33,425	(25,042)
Preferred stock dividends	1,727	3,141	3,442	4,868	6,975
Income allocated to participating securities	—	62	—	122	—
Participating securities dividends	—	—	94	—	188
Impact of preferred stock redemption	—	3,347	(49)	3,347	(575)
Net income (loss) available to common stockholders	$17,323	$7,825	$(21,936)	$25,088	$(31,630)
Earnings (loss) per common share:
Basic	$0.34	$0.16	$(0.44)	$0.50	$(0.63)
Diluted	$0.34	$0.15	$(0.44)	$0.49	$(0.63)
Earnings (loss) per class B common share:
Basic	$0.34	$0.16	$(0.44)	$0.50	$(0.63)
Diluted	$0.34	$0.15	$(0.44)	$0.50	$(0.63)
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Net income (loss)	$19,050	$14,375	$(18,449)	$33,425	$(25,042)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	9,555	(2,561)	40,002	6,994	(2,246)
Reclassification adjustment for gain included in net income (loss)	—	—	(1,419)	—	(1,419)
Total change in unrealized gain (loss) on available-for-sale securities	9,555	(2,561)	38,583	6,994	(3,665)
Total other comprehensive income (loss)	9,555	(2,561)	38,583	6,994	(3,665)
Comprehensive income	$28,605	$11,814	$20,134	$40,419	$(28,707)

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended June 30, 2021
Balance at March 31, 2021	$94,956	$526	$5	$629,844	$115,004	$(40,827)	$5,185	$804,693
Comprehensive income:
Net income	—	—	—	—	19,050	—	—	19,050
Other comprehensive income, net	—	—	—	—	—	—	9,555	9,555
Issuance of common stock	—	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	—	1,338	—	—	—	1,338
Restricted stock surrendered due to employee tax liability	—	—	—	(527)	—	—	—	(527)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(30)	—	—	(30)
Dividends declared ($0.06 per common share)	—	—	—	—	(2,990)	—	—	(2,990)
Preferred stock dividends	—	—	—	—	(1,727)	—	—	(1,727)
Balance at June 30, 2021	$94,956	$527	$5	$630,654	$129,307	$(40,827)	$14,740	$829,362

Three Months Ended June 30, 2020
Balance at March 31, 2020	$187,687	$520	$5	$631,125	$110,640	$(40,827)	$(54,148)	$835,002
Comprehensive (loss) income:
Net loss	—	—	—	—	(18,449)	—	—	(18,449)
Other comprehensive income, net	—	—	—	—	—	—	38,583	38,583
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(2,650)	—	—	—	49	—	—	(2,601)
Share-based compensation expense	—	—	—	1,470	—	—	—	1,470
Restricted stock surrendered due to employee tax liability	—	—	—	(476)	—	—	—	(476)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(28)	—	—	(28)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,006)	—	—	(3,006)
Preferred stock dividends	—	—	—	—	(3,442)	—	—	(3,442)
Balance at June 30, 2020	$185,037	$522	$5	$632,117	$85,670	$(40,827)	$(15,565)	$846,959

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Six Months Ended June 30, 2021
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207
Comprehensive income:
Net income	—	—	—	—	33,425	—	—	33,425
Other comprehensive income, net	—	—	—	—	—	—	6,994	6,994
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of SSARs	—	3	—	(5,375)	—	—	—	(5,372)
Share-based compensation expense	—	—	—	2,882	—	—	—	2,882
Restricted stock surrendered due to employee tax liability	—	—	—	(1,855)	—	—	—	(1,855)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(59)	—	—	(59)
Dividends declared ($0.12 per common share)	—	—	—	—	(6,023)	—	—	(6,023)
Preferred stock dividends	—	—	—	—	(4,868)	—	—	(4,868)
Balance at June 30, 2021	$94,956	$527	$5	$630,654	$129,307	$(40,827)	$14,740	$829,362

Six Months Ended June 30, 2020
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)	$(11,900)	$907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive loss:
Net loss	—	—	—	—	(25,042)	—	—	(25,042)
Other comprehensive loss, net	—	—	—	—	—	—	(3,665)	(3,665)
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(4,788)	—	—	—	575	—	—	(4,213)
Repurchase of 827,584 shares of common stock	—	—	—	—	—	(12,041)	—	(12,041)
Share-based compensation expense	—	—	—	3,046	—	—	—	3,046
Restricted stock surrendered due to employee tax liability	—	—	—	(775)	—	—	—	(775)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(47)	—	—	(47)
Stock appreciation right dividend equivalents	—	—	—	—	(188)	—	—	(188)
Dividends declared ($0.12 per common share)	—	—	—	—	(5,883)	—	—	(5,883)
Preferred stock dividends	—	—	—	—	(6,975)	—	—	(6,975)
Balance at June 30, 2020	$185,037	$522	$5	$632,117	$85,670	$(40,827)	$(15,565)	$846,959

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$33,425	$(25,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Reversal of) provision for credit losses	(3,261)	27,587
Reversal of provision for loan repurchases	(231)	(634)
Depreciation on premises and equipment	7,741	8,404
Amortization of intangible assets	564	859
Amortization of debt issuance costs	812	139
Net amortization of premium on securities	774	258
Net accretion of deferred loan costs and fees	(1,983)	(553)
Net amortization (accretion) of premiums (discounts) on purchased loans	1,434	(355)
Write-off of other assets related to naming rights termination, net	—	6,669
Debt extinguishment fee	—	2,515
Deferred income tax benefit	(1,963)	(71)
Bank owned life insurance income	(1,362)	(1,169)
Share-based compensation expense	2,882	3,046
(Income) loss on interest rate swaps	(200)	288
Loss on investments in alternative energy partnerships and affordable housing investments	4,864	4,033
Impairment on capitalized software projects	—	157
Fair value adjustment for loans held-for-sale	(20)	1,561
Net loss on sale of loans	—	27
Net gain on sale of securities available-for-sale	—	(2,011)
Loss on disposal of property and equipment	—	106
Repurchase of mortgage loans	(1,433)	—
Proceeds from sales of and principal collected on loans held-for-sale	13	613
Change in accrued interest receivable and other assets	(3,246)	1,620
Change in accrued interest payable and other liabilities	25,279	(30,093)
Net cash provided by (used in) operating activities	64,089	(2,046)

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	22,728
Proceeds from maturities and calls of securities available-for-sale	100,230	30,000
Proceeds from principal repayments of securities available-for-sale	14,000	2,971
Purchases of securities available-for-sale	(226,813)	(322,590)
Loan originations and principal collections, net	274,971	349,818
Purchase of loans	(366,000)	(25,839)
Redemption of Federal Home Loan Bank stock	436	22,171
Purchase of Federal Home Loan Bank and other bank stock	(499)	(9,336)
Purchases of premises and equipment	(1,718)	(3,467)
Payments of capital lease obligations	(69)	(266)
Funding of equity investment	(1,879)	(14,201)
Decrease (increase) in investments in alternative energy partnerships	1,108	(2,630)
Net cash provided by investing activities	(206,233)	49,359

Cash flows from financing activities:
Net increase in deposits	120,744	610,298
Net increase (decrease) in short-term Federal Home Loan Bank advances	(50,000)	(447,000)
Repayment of long-term Federal Home Loan Bank advances	—	(235,000)
Proceeds from long-term Federal Home Loan Bank advances	—	111,000
Debt extinguishment and financing fees paid	—	(9,368)
Net increase in other borrowings	125,000	—
Redemption of preferred stock	(93,269)	(4,213)
Purchase of treasury stock	—	(12,041)
Proceeds from exercise of stock options	300	—
Purchase of stock surrendered to pay tax liability	(7,227)	(775)
Dividend equivalents paid on participating securities	—	(188)
Dividends paid on preferred stock	(4,868)	(6,975)
Dividends paid on common stock	(6,023)	(5,883)
Net cash provided by (used in) financing activities	84,657	(145)
Net change in cash and cash equivalents	(57,487)	47,168
Cash and cash equivalents at beginning of period	220,819	373,472
Cash and cash equivalents at end of period	$163,332	$420,640

Supplemental cash flow information
Interest paid on deposits and borrowed funds	19,996	40,626
Income taxes paid	8,932	62

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	3,253	—
Equipment acquired under capital leases	256	30
Operating lease right-of-use assets recognized	3,883	—
Operating lease liabilities recognized	3,883	—
Impact of adoption of ASU 2016-13 on retained earnings	—	(4,503)

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2021

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 30 full-service branches located throughout Southern California as of June 30, 2021.
Proposed Merger with Pacific Mercantile Bancorp: In March 2021, we entered into an agreement to merge (the “Merger Agreement”) with Pacific Mercantile Bancorp (“PMBC”), pursuant to which PMBC will merge (the “Merger”) with and into the Company, with the Company as the surviving corporation. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of PMBC common stock, excluding certain specified shares, will be converted into the right to receive 0.50 (the “Exchange Ratio”) of a share of the Company's common stock. In addition, at the effective time of the Merger, the Company will cash out all outstanding share-based awards based on formulas using the average price of the Company's common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory approval, the transaction is expected to close during the third quarter of 2021.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
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
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for credit losses (“ACL”) (which includes the allowance for loan losses (“ALL”) and the reserve for unfunded loan commitments), provision for credit losses, loan repurchase reserve, realization of deferred tax assets, valuation of goodwill and other intangible assets, valuation of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at June 30, 2021 or December 31, 2020.
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
Foreign Exchange Contracts.
We offer short-term foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products, we also enter into offsetting back-to-back contracts with institutional counterparties to hedge the Company’s foreign exchange rate risk. These back-to-back contracts are intended to offset each other and allow us to offer our customers foreign exchange products. The fair value of both of these offsetting asset and liability instruments is based on the change in the underlying foreign exchange rate. We are subject to counterparty risk in the event our customers or institutional counterparties default under these contracts. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and typically result in no adjustments to the valuation of the short-term foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of these contracts is classified as Level 2.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$16,223	$—	$16,223	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	197,685	—	197,685	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	265,184	—	265,184	—
Municipal securities	120,980	—	120,980	—
Non-agency residential mortgage-backed securities	155	—	155	—
Collateralized loan obligations	584,307	—	584,307	—
Corporate debt securities	168,620	—	168,620	—
Loans held-for-sale, carried at fair value	2,853	—	1,912	941
Derivative assets:
Interest rate swaps and caps (1)	4,960	—	4,960	—
Foreign exchange contracts (1)	224	—	224	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	5,242	—	5,242	—
Foreign exchange contracts (2)	212	—	212	—

December 31, 2020
Assets
Securities available-for-sale:
SBA loan pools securities	$17,354	$—	$17,354	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	106,384	—	106,384	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	211,831	—	211,831	—
Municipal securities	68,623	—	68,623	—
Non-agency residential mortgage-backed securities	160	—	160	—
Collateralized loan obligations	677,785	—	677,785	—
Corporate debt securities	149,294	—	149,294	—
Loans held-for-sale, carried at fair value	1,413	—	468	945
Derivative assets:
Interest rate swaps and caps (1)	7,304	—	7,304	—
Foreign exchange contracts (1)	328	—	328	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	7,789	—	7,789	—
Foreign exchange contracts (2)	313	—	313	—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Loans repurchased from GNMA Loan Pools
Balance at beginning of period	$943	$17,127	$945	$19,233
Total gains (losses) (realized/unrealized):
Included in earnings—fair value adjustment	—	22	—	(1,369)
Sales, settlements, and other	(2)	(464)	(4)	(1,179)
Balance at end of period	$941	$16,685	$941	$16,685

Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $1.1 million as of June 30, 2021 and December 31, 2020. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at June 30, 2021 and December 31, 2020 included an expected loss rate of 1.55% for insured loans and 20.00% for uninsured loans. There may be inherent weaknesses in any valuation technique and/or changes in the underlying assumptions used such as discount rates and estimates of future cash flows could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	June 30, 2021			December 31, 2020
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value:
Total loans	$2,853	$3,267	$(414)	$1,413	$1,680	$(267)
Nonaccrual loans (1)	1,008	1,126	(118)	654	750	(96)
(1)Includes loans guaranteed by the U.S. government of $189 thousand and $190 thousand at June 30, 2021 and December 31, 2020.

There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of June 30, 2021 and December 31, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net gains (losses) from fair value changes:
Fair value adjustment for loans held-for-sale	$20	$25	$20	$(1,561)

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets
Collateral dependent loans:
Single family residential mortgage	$2,319	$—	$—	$2,319
Commercial and industrial	130	—	—	130
SBA	5,402	—	—	5,402

December 31, 2020
Assets
Collateral dependent loans:
SBA	$629	$—	$—	$629

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Collateral dependent loans:
Single family residential mortgage	$(211)	$—	$(211)	$22
Commercial and industrial	20	(6,091)	38	(7,422)
SBA	(376)	(670)	(509)	(1,189)
Commercial real estate	(140)	—	(140)	—

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets
Cash and cash equivalents	$163,332	$163,332	$—	$—	$163,332
Securities available-for-sale	1,353,154	—	1,353,154	—	1,353,154
Federal Home Loan Bank and other bank stock	44,569	—	44,569	—	44,569
Loans held-for-sale, carried at fair value	2,853	—	1,912	941	2,853
Loans receivable, net of allowance for credit losses	5,909,592	—	—	6,002,472	6,002,472
Accrued interest receivable	28,312	28,312	—	—	28,312
Derivative assets	5,184	—	5,184	—	5,184
Financial liabilities
Deposits	6,206,544	—	—	6,207,271	6,207,271
Advances from Federal Home Loan Bank	490,419	—	524,874	—	524,874
Other borrowings	125,000	—	125,000	—	125,000
Long-term debt	256,554	—	274,219	—	274,219
Derivative liabilities	5,454	—	5,454	—	5,454
Accrued interest payable	3,348	3,348	—	—	3,348

December 31, 2020
Financial assets
Cash and cash equivalents	$220,819	$220,819	$—	$—	$220,819
Securities available-for-sale	1,231,431	—	1,231,431	—	1,231,431
Federal Home Loan Bank and other bank stock	44,506	—	44,506	—	44,506
Loans held-for-sale	1,413	—	468	945	1,413
Loans receivable, net of allowance for credit losses	5,817,375	—	—	5,936,708	5,936,708
Accrued interest receivable	29,445	29,445	—	—	29,445
Derivative assets	7,632	—	7,632	—	7,632
Financial liabilities
Deposits	6,085,800	—	—	6,087,714	6,087,714
Advances from Federal Home Loan Bank	539,795	—	585,416	—	585,416
Long-term debt	256,315	—	273,230	—	273,230
Derivative liabilities	8,102	—	8,102	—	8,102
Accrued interest payable	3,714	3,714	—	—	3,714

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities available-for-sale:
SBA loan pool securities	$16,301	$—	$(78)	$16,223
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	191,029	6,656	—	197,685
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	262,515	3,468	(799)	265,184
Municipal securities	117,996	3,338	(354)	120,980
Non-agency residential mortgage-backed securities	151	4	—	155
Collateralized loan obligations	587,275	—	(2,968)	584,307
Corporate debt securities	156,988	11,632	—	168,620
Total securities available-for-sale	$1,332,255	$25,098	$(4,199)	$1,353,154
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,436	$—	$(82)	$17,354
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,591	6,793	—	106,384
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	209,426	2,571	(166)	211,831
Municipal securities	64,355	4,272	(4)	68,623
Non-agency residential mortgage-backed securities	156	4	—	160
Collateralized loan obligations	687,505	—	(9,720)	677,785
Corporate debt securities	141,975	7,319	—	149,294
Total securities available-for-sale	$1,220,444	$20,959	$(9,972)	$1,231,431

At June 30, 2021, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations (“CLOs”), and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of June 30, 2021 and December 31, 2020. Accrued interest receivable on debt securities available-for-sale totaled $4.5 million at both June 30, 2021 and December 31, 2020, and is included within other assets in the accompanying consolidated statements of financial condition.
At June 30, 2021 and December 31, 2020, there were no holdings of any one issuer, other than the U.S. government sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross realized gains	$—	$2,011	$—	$2,011
Gross realized losses	—	—	—	—
Net realized gains on sales and calls	$—	$2,011	$—	$2,011
Proceeds from sales and calls	$100,230	$22,728	$100,230	$52,728

Investment securities with carrying values of $28.9 million and $43.7 million as of June 30, 2021 and December 31, 2020, were pledged to secure FHLB advances, public deposits or for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
Securities available-for-sale:
SBA loan pool securities	$16,223	$(78)	$—	$—	$16,223	$(78)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	41,799	(799)	—	—	41,799	(799)
Municipal securities	28,382	(354)	—	—	28,382	(354)
Collateralized loan obligations	91,888	(112)	298,414	(2,856)	390,302	(2,968)
Total securities available-for-sale	$178,292	$(1,343)	$298,414	$(2,856)	$476,706	$(4,199)

December 31, 2020
SBA loan pool securities	$17,354	$(82)	$—	$—	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	19,033	(166)	—	—	19,033	(166)
Municipal securities	11,401	(4)	—	—	11,401	(4)
Collateralized loan obligations	64,775	(225)	613,010	(9,495)	677,785	(9,720)
Total securities available-for-sale	$112,563	$(477)	$613,010	$(9,495)	$725,573	$(9,972)

At June 30, 2021, our securities available-for-sale portfolio consisted of 127 securities, of which 38 securities were in an unrealized loss position. At December 31, 2020, our securities available-for-sale portfolio consisted of 103 securities, of which 50 securities were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. As of June 30, 2021, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The improvement in fair value was attributable to a combination of changes in interest rates and tightening of credit spreads from improving economic conditions. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. Securities that are in an unrealized gain position or are trading at par are evaluated for continued inclusion in our portfolio based on interest rate, liquidity and yield objectives of the Company.
During the three and six months ended June 30, 2021 and 2020, no provision for credit losses related to securities available-for-sale was recorded.

The following table presents the fair value and yield information of the investment securities portfolio, based on the earlier of maturity dates or next repricing date, as of June 30, 2021:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$16,223	1.53%	$—	—%	$—	—%	$—	—%	$16,223	1.53%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	29,694	2.20%	167,991	2.15%	197,685	2.15%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	109,168	0.64%	11,360	1.98%	43,331	1.34%	101,325	1.80%	265,184	1.25%
Municipal securities	—	—%	—	—%	15,469	2.62%	105,511	2.38%	120,980	2.41%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	155	6.35%	155	6.35%
Collateralized loan obligations	584,307	1.82%	—	—%	—	—%	—	—%	584,307	1.82%
Corporate debt securities	—	—%	150,108	4.82%	18,512	5.73%	—	—%	168,620	4.91%
Total securities available-for-sale	$709,698	1.64%	$161,468	4.62%	$107,006	2.41%	$374,982	2.12%	$1,353,154	2.17%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Commercial:
Commercial and industrial	$2,070,910	$2,088,308
Commercial real estate	871,790	807,195
Multifamily	1,325,770	1,289,820
SBA(1)	253,924	273,444
Construction	150,557	176,016
Consumer:
Single family residential mortgage	1,288,176	1,230,236
Other consumer	24,350	33,386
Total loans(2)	$5,985,477	$5,898,405
Allowance for loan losses	(75,885)	(81,030)
Loans receivable, net	$5,909,592	$5,817,375
(1)Includes 994 PPP loans totaling $193.9 million, net of unamortized loan fees totaling $3.9 million at June 30, 2021 and 949 PPP loans totaling $210.0 million, net of unamortized loan fees totaling $1.6 million at December 31, 2020.
(2)Includes net deferred loan origination costs (fees) and premiums (discounts) of $7.9 million and $6.2 million at June 30, 2021 and December 31, 2020.

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
Special Mention: Loans risk rated as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of our credit position at some future date.
Substandard: Loans risk rated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so risk rated have well-defined weaknesses or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk categories for total loans by class of loans and origination year as of June 30, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
June 30, 2021
Commercial:
Commercial and industrial
Pass	$63,904	$78,232	$67,139	$54,977	$47,160	$110,094	$1,537,335	$12,107	$1,970,948
Special mention	—	3,373	6,238	12,438	12,188	5,909	4,497	7,456	52,099
Substandard	—	—	16,983	5,056	—	9,000	13,194	3,479	47,712
Doubtful	—	—	—	—	—	—	—	151	151
Commercial and industrial	63,904	81,605	90,360	72,471	59,348	125,003	1,555,026	23,193	2,070,910
Commercial real estate
Pass	184,810	66,509	137,581	164,619	54,366	217,358	2,112	1,578	828,933
Special mention	—	—	—	9,330	—	13,466	3,762	—	26,558
Substandard	—	—	510	—	—	14,648	—	—	15,158
Doubtful	—	—	—	—	—	1,141	—	—	1,141
Commercial real estate	184,810	66,509	138,091	173,949	54,366	246,613	5,874	1,578	871,790
Multifamily
Pass	201,010	211,775	322,319	246,988	97,009	189,812	4	—	1,268,917
Special mention	—	—	20,862	—	—	34,046	—	—	54,908
Substandard	—	—	—	—	—	1,945	—	—	1,945
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	201,010	211,775	343,181	246,988	97,009	225,803	4	—	1,325,770
SBA
Pass	134,635	68,126	7,603	1,188	3,520	22,325	760	355	238,512
Special mention	—	—	1,743	—	200	1,220	—	5	3,168
Substandard	—	—	—	—	3,883	6,392	251	1,237	11,763
Doubtful	—	—	—	391	—	—	—	90	481
SBA	134,635	68,126	9,346	1,579	7,603	29,937	1,011	1,687	253,924

Construction
Pass	15,611	39,643	27,224	18,345	40,620	—	—	—	141,443
Special mention	—	—	—	1,537	—	7,577	—	—	9,114
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	15,611	39,643	27,224	19,882	40,620	7,577	—	—	150,557
Consumer:
Single family residential mortgage
Pass	318,744	149,166	91,340	188,589	119,392	372,782	14,032	—	1,254,045
Special mention	—	—	—	3,132	696	7,174	—	—	11,002
Substandard	—	—	—	6,450	1,738	14,690	251	—	23,129
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	318,744	149,166	91,340	198,171	121,826	394,646	14,283	—	1,288,176
Other consumer
Pass	499	—	—	21	—	1,829	19,845	1,965	24,159
Special mention	—	—	—	—	—	28	64	—	92
Substandard	—	—	—	—	—	—	99	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	499	—	—	21	—	1,857	20,008	1,965	24,350
Total loans	$919,213	$616,824	$699,542	$713,061	$380,772	$1,031,436	$1,596,206	$28,423	$5,985,477

Total loans
Pass	$919,213	$613,451	$653,206	$674,727	$362,067	$914,200	$1,574,088	$16,005	$5,726,957
Special mention	—	3,373	28,843	26,437	13,084	69,420	8,323	7,461	156,941
Substandard	—	—	17,493	11,506	5,621	46,675	13,795	4,716	99,806
Doubtful	—	—	—	391	—	1,141	—	241	1,773
Total loans	$919,213	$616,824	$699,542	$713,061	$380,772	$1,031,436	$1,596,206	$28,423	$5,985,477

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2020
Commercial:
Commercial and industrial
Pass	$99,015	$78,783	$70,248	$52,786	$44,536	$92,129	$1,572,259	$9,945	$2,019,701
Special mention	—	928	2,748	7,986	1,574	2,271	1,500	225	17,232
Substandard	—	13,937	6,262	4,618	—	9,264	12,598	4,696	51,375
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	99,015	93,648	79,258	65,390	46,110	103,664	1,586,357	14,866	2,088,308
Commercial real estate
Pass	75,432	150,731	192,831	63,144	91,454	182,756	2,682	1,582	760,612
Special mention	—	—	9,452	—	2,518	14,754	3,761	—	30,485
Substandard	—	—	—	—	—	16,098	—	—	16,098
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	75,432	150,731	202,283	63,144	93,972	213,608	6,443	1,582	807,195
Multifamily
Pass	239,449	407,532	275,881	110,105	97,160	154,841	27	—	1,284,995
Special mention	—	2,050	—	—	—	803	—	—	2,853
Substandard	—	—	—	—	—	1,972	—	—	1,972
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	239,449	409,582	275,881	110,105	97,160	157,616	27	—	1,289,820
SBA
Pass	211,962	14,082	1,260	3,746	11,087	18,589	3,111	1,014	264,851
Special mention	—	1,768	—	212	415	874	—	6	3,275
Substandard	—	—	—	1,319	682	1,855	226	755	4,837
Doubtful	—	—	390	—	—	—	—	91	481
SBA	211,962	15,850	1,650	5,277	12,184	21,318	3,337	1,866	273,444

Construction
Pass	41,677	30,387	45,397	50,024	—	—	—	—	167,485
Special mention	—	—	1,537	—	6,994	—	—	—	8,531
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	41,677	30,387	46,934	50,024	6,994	—	—	—	176,016
Consumer:
Single family residential mortgage
Pass	149,382	140,129	271,667	161,332	237,285	227,711	15,252	—	1,202,758
Special mention	—	—	1,837	688	4,868	4,460	—	—	11,853
Substandard	—	157	491	1,079	4,978	8,920	—	—	15,625
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	149,382	140,286	273,995	163,099	247,131	241,091	15,252	—	1,230,236
Other consumer
Pass	38	—	47	—	—	1,876	27,644	2,218	31,823
Special mention	—	—	—	—	—	30	1,185	—	1,215
Substandard	—	—	—	—	—	—	274	74	348
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	38	—	47	—	—	1,906	29,103	2,292	33,386
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

Total loans
Pass	$816,955	$821,644	$857,331	$441,137	$481,522	$677,902	$1,620,975	$14,759	$5,732,225
Special mention	—	4,746	15,574	8,886	16,369	23,192	6,446	231	75,444
Substandard	—	14,094	6,753	7,016	5,660	38,109	13,098	5,525	90,255
Doubtful	—	—	390	—	—	—	—	91	481
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
June 30, 2021
Non-Traditional Mortgage (NTM) loans:
Single family residential mortgage	$7,191	$—	$2,669	$9,860	$451,114	$460,974
Other consumer	—	—	—	—	1,601	1,601
Total NTM loans	7,191	—	2,669	9,860	452,715	462,575
Traditional loans:
Commercial:
Commercial and industrial	9	587	3,157	3,753	2,067,157	2,070,910
Commercial real estate	—	—	911	911	870,879	871,790
Multifamily	796	—	—	796	1,324,974	1,325,770
SBA	880	—	6,942	7,822	246,102	253,924
Construction	—	—	—	—	150,557	150,557
Consumer:
Single family residential mortgage	6,497	1,023	4,319	11,839	815,363	827,202
Other consumer	—	—	—	—	22,749	22,749
Total traditional loans	8,182	1,610	15,329	25,121	5,497,781	5,522,902
Total	$15,373	$1,610	$17,998	$34,981	$5,950,496	$5,985,477

December 31, 2020
NTM loans:
Single family residential mortgage	$4,200	$641	$6,548	$11,389	$424,126	$435,515
Other consumer	—	—	—	—	1,598	1,598
Total NTM loans	4,200	641	6,548	11,389	425,724	437,113
Traditional loans:
Commercial:
Commercial and industrial	67	—	4,284	4,351	2,083,957	2,088,308
Commercial real estate	—	—	—	—	807,195	807,195
Multifamily	—	—	—	—	1,289,820	1,289,820
SBA	354	626	3,062	4,042	269,402	273,444
Construction	—	—	—	—	176,016	176,016
Consumer:
Single family residential mortgage	6,836	980	3,742	11,558	783,163	794,721
Other consumer	216	61	—	277	31,511	31,788
Total traditional loans	7,473	1,667	11,088	20,228	5,441,064	5,461,292
Total	$11,673	$2,308	$17,636	$31,617	$5,866,788	$5,898,405
In accordance with regulatory guidance, borrowers that are on forbearance or deferment, which were current prior to becoming affected by the global pandemic are not be reported as past due.

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	June 30, 2021				December 31, 2020
($ in thousands)	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$—	$12,906	$12,906	$12,640	$—	$13,821	$13,821	$13,088
Commercial real estate	—	6,553	6,553	5,412	—	4,654	4,654	4,654
SBA	—	10,633	10,633	2,667	—	3,749	3,749	648
Consumer:
Single family residential mortgage	9,238	11,969	21,207	18,677	8,697	4,822	13,519	13,519
Other consumer	—	—	—	—	—	157	157	157
Total nonaccrual loans	$9,238	$42,061	$51,299	$39,396	$8,697	$27,203	$35,900	$32,066

At June 30, 2021 and December 31, 2020, there were zero and $728 thousand of loans that were past due 90 days or more and still accruing.
The non-traditional mortgage (“NTM”) loans on nonaccrual status included $5.9 million of Green Loans and $3.4 million of Interest Only loans at June 30, 2021 compared to $4.0 million of Green Loans and $4.7 million of Interest Only loans at December 31, 2020.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At June 30, 2021, other real estate,owned consisted of one SFR property, totaling $3.3 million.
At June 30, 2021 and December 31, 2020, there was no consumer mortgage loan secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during June 2021. In contrast to the March 2021 forecasts, the assumptions in the June 2021 forecasts generally reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates). While the June 2021 forecasts reflect an improving economy with the rollout of the vaccine and other factors, there continues to be uncertainty regarding the impact of inflation (lasting or transitory), COVID-19 variants and the ultimate pace of the recovery. Accordingly, our economic assumptions and the resulting ACL level and provision reversal consider both the positive assumptions and potential uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
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

The reserve for unfunded loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At June 30, 2021 and December 31, 2020, the reserve for unfunded loan commitments was $3.8 million and $3.2 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$79,353	$3,360	$82,713	$78,243	$3,888	$82,131
Loans charged off	(886)	—	(886)	—	—	—
Recoveries of loans previously charged off	26	—	26	608	—	608
Net (charge-offs) recoveries	(860)	—	(860)	608	—	608
(Reversal of) provision for credit losses	(2,608)	454	(2,154)	11,519	307	11,826
Balance at end of period	$75,885	$3,814	$79,699	$90,370	$4,195	$94,565

	Six Months Ended June 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
Impact of adopting ASU 2016-13	—	—	—	7,609	(1,226)	6,383
Loans charged off	(1,451)	—	(1,451)	(2,076)	—	(2,076)
Recoveries of loans previously charged off	198	—	198	958	—	958
Net charge-offs	(1,253)	—	(1,253)	(1,118)	—	(1,118)
(Reversal of) provision for credit losses	(3,892)	631	(3,261)	26,230	1,357	27,587
Balance at end of period	$75,885	$3,814	$79,699	$90,370	$4,195	$94,565

Accrued interest receivable on loans receivable, net totaled $23.4 million and $24.7 million at June 30, 2021 and December 31, 2020, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three and six months ended June 30, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended June 30, 2021:
Balance at March 31, 2021	$19,703	$17,100	$23,884	$3,451	$5,552	$9,161	$502	$79,353
Charge-offs	(500)	—	—	(386)	—	—	—	(886)
Recoveries	23	—	—	3	—	—	—	26
Net charge-offs	(477)	—	—	(383)	—	—	—	(860)
(Reversal of) provision for credit losses	930	(676)	(2,481)	628	(818)	(53)	(138)	(2,608)
Balance at June 30, 2021	$20,156	$16,424	$21,403	$3,696	$4,734	$9,108	$364	$75,885

Six Months Ended June 30, 2021:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Charge-offs	(1,065)	—	—	(386)	—	—	—	(1,451)
Recoveries	68	—	—	129	—	—	1	198
Net (charge-offs) recoveries	(997)	—	—	(257)	—	—	1	(1,253)
Provision for (reversal of) credit losses	545	(2,650)	(1,109)	808	(1,115)	(83)	(288)	(3,892)
Balance at June 30, 2021	$20,156	$16,424	$21,403	$3,696	$4,734	$9,108	$364	$75,885

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three and six months ended June 30, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended June 30, 2020:
Balance at March 31, 2020	$23,573	$13,620	$20,072	$3,652	$7,052	$9,593	$681	$78,243
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	119	—	—	—	—	488	1	608
Net recoveries	119	—	—	—	—	488	1	608
Provision for (reversal of) credit losses	2,926	3,752	5,033	532	(377)	(416)	69	11,519
Balance at June 30, 2020	$26,618	$17,372	$25,105	$4,184	$6,675	$9,665	$751	$90,370

Six Months Ended June 30, 2020:
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Adoption of ASU No. 2016-13	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(1,164)	—	—	(356)	—	(552)	(4)	(2,076)
Recoveries	149	—	—	121	—	639	49	958
Net (charge-offs) recoveries	(1,015)	—	—	(235)	—	87	45	(1,118)
Provision for (reversal of) credit losses	4,618	6,584	11,891	911	2,666	(488)	48	26,230
Balance at June 30, 2020	$26,618	$17,372	$25,105	$4,184	$6,675	$9,665	$751	$90,370

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
Collateral dependent loans consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	5,245	—	4,798	10,043
Commercial real estate	3,482	1,930	—	5,412
SBA	72	4,461	5,901	10,434
Consumer:
Single family residential mortgage	—	26,870	—	26,870
Total loans	$8,799	$33,261	$10,699	$52,759

	December 31, 2020
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	5,492	—	4,965	10,457
Commercial real estate	2,644	2,010	—	4,654
SBA	349	497	2,750	3,596
Consumer:
Single family residential mortgage	—	17,820	—	17,820
Other consumer	—	157	—	157
Total loans	$8,485	$20,484	$7,715	$36,684

Troubled Debt Restructurings
TDR loans consisted of the following as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$3,220	$3,220	$—	$3,884	$3,884
SBA	—	265	265	—	265	265
Consumer:
Single family residential mortgage	3,435	2,229	5,664	2,631	2,217	4,848
Other consumer	—	—	—	—	—	—
Total	$3,435	$5,714	$9,149	$2,631	$6,366	$8,997

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $63 thousand at both June 30, 2021 and December 31, 2020. Accruing TDRs were $6.0 million and nonaccrual TDRs were $3.1 million at June 30, 2021, compared to accruing TDRs of $4.7 million and nonaccrual TDRs of $4.3 million at December 31, 2020.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2021
Consumer:
Single family residential mortgage	—	$—	$—	1	1,800	1,800
Total	—	—	—	1	$1,800	$1,800
June 30, 2020
Commercial:
Commercial and industrial	—	$—	$—	1	$5,000	$5,000
Total	—	$—	$—	1	$5,000	$5,000

We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three and six months ended June 30, 2021 and 2020, there were no loans that were modified as a TDR during the past 12 months that had subsequent payment defaults.
The following table summarizes TDRs by modification type for the period indicated:

	Six Months Ended
	Modification Type
	Extension of Maturity		Total
($ in thousands)	Count	Amount	Count	Amount
June 30, 2021
Consumer:
Single family residential mortgage	1	1,800	1	1,800
Total	1	$1,800	1	$1,800

June 30, 2020
Commercial:
Commercial and industrial	1	$5,000	1	$5,000
Total	1	$5,000	1	$5,000

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. During the three and six months ended June 30, 2021 we purchased loans aggregating $233.1 million and $366.0 million. During the three and six months ended June 30, 2020, we purchased loans aggregating $25.8 million.
There were no loans transferred from (to) loans held-for-sale and there were no sales of loans for the three and six months ended June 30, 2021 and 2020.

Non-Traditional Mortgage Loans (“NTM”)
Our NTM portfolio includes three types of interest-only loans: Green Loans, Interest Only loans and a small number of loans with the potential for negative amortization. The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Corporation (“FICO”) score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, we have determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. We review the NTM loan portfolio periodically by refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models ("AVMs") to confirm collateral values. We no longer originate NTM loans, however, loans may be purchased which meet the criteria to be considered NTM loans.
The following table presents the composition of the NTM portfolio, which are included in the single family residential mortgage portfolio, as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens	42	$28,796	6.2%	48	$31,587	7.2%
Interest Only - first liens	290	430,488	93.1%	283	401,640	91.9%
Negative amortization	5	1,690	0.4%	8	2,288	0.5%
Total NTM - first liens	337	460,974	99.7%	339	435,515	99.6%
Other consumer:
Green Loans (HELOC) - second liens	5	1,601	0.3%	5	1,598	0.4%
Total NTM - second liens	5	1,601	0.3%	5	1,598	0.4%
Total NTM loans	342	$462,575	100.0%	344	$437,113	100.0%
Total loans receivable		$5,985,477			$5,898,405
% of total NTM loans to total loans receivable		7.7%			7.4%

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At June 30, 2021 and December 31, 2020, we had goodwill of $37.1 million. We evaluate goodwill impairment as of October 1st each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2020 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of June 30, 2021, the weighted average remaining amortization period for core deposit intangibles was approximately 3.3 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2021
Core deposit intangibles	$30,904	$28,835	$2,069
December 31, 2020
Core deposit intangibles	$30,904	$28,271	$2,633

Aggregate amortization of intangible assets was $282 thousand and $430 thousand for the three months ended June 30, 2021 and 2020 and $564 thousand and $859 thousand for the six months ended June 30, 2021 and 2020. The following table presents estimated future amortization expenses as of June 30, 2021:

($ in thousands)	Remainder of 2021	2022	2023	2024	Total
Estimated future amortization expense	$518	$799	$517	$235	$2,069

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Fixed rate:
Outstanding balance (1)(2)	$411,000	$461,000
Interest rates ranging from (2)	0.64%	—%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.53%	2.51%
Variable rate:
Outstanding balance	$85,000	$85,000
Weighted average interest rate	0.15%	0.17%
(1)Excludes $5.6 million and $6.2 million of unamortized debt issuance costs at June 30, 2021 and December 31, 2020.
(2)Includes zero and $5.0 million in FHLB recovery advances at June 30, 2021 and December 31, 2020 with an interest rate of 0.00% that matured of May 27, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At the end of the second quarter of 2021, FHLB advances included $85.0 million overnight borrowings and $411.0 million in term advances with a weighted average life of 4.5 years and weighted average interest rate of 2.53%.
At June 30, 2021 and December 31, 2020, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $2.06 billion and $2.37 billion. Based on this collateral, the Bank was eligible to borrow an additional $753.7 million at June 30, 2021.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million at June 30, 2021 and December 31, 2020.
At June 30, 2021, the Company had borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) of $269.5 million, including the secured borrowing capacity through the Federal Reserve Discount Window and Borrower-in-Custody ("BIC") program. At June 30, 2021, the Bank has pledged certain qualifying loans with an unpaid principal balance of $553.1 million and securities with a carrying value of $8.9 million as collateral for these lines of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and six months ended June 30, 2021 and 2020.
The Bank’s investment in capital stock of the Federal Reserve totaled $27.2 million at June 30, 2021 and December 31, 2020
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at June 30, 2021. The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $441.0 million and $196.0 million at June 30, 2021 and December 31, 2020. Borrowings under the AFX totaled $125.0 million and zero at June 30, 2021 and December 31, 2020.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at June 30, 2021 and December 31, 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	June 30, 2021		December 31, 2020
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,193)	$175,000	$(1,291)
4.375% subordinated notes due October 30, 2030	85,000	(2,253)	85,000	(2,394)
Total	$260,000	$(3,446)	$260,000	$(3,685)

At June 30, 2021, we were in compliance with all covenants under our long-term debt agreements.

NOTE 8 – INCOME TAXES
For the three and six months ended June 30, 2021, income tax expense was $6.6 million and $8.9 million, resulting in an effective tax rate of 25.6% and 20.9%. For the three and six months ended June 30, 2020, income tax benefit was $5.3 million and $7.5 million and the effective tax rate was 22.3% and 23.0%. For the six months ended June 30, 2021, income tax expense included a benefit resulting from the exercise of all previously issued outstanding stock appreciation rights of $2.1 million in the first quarter. The effective tax rate is expected to be in the 25% to 27% range for the remaining quarters in 2021.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $41.6 million and $46.0 million at June 30, 2021 and December 31, 2020, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $984 thousand and $924 thousand at June 30, 2021 and December 31, 2020, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of June 30, 2021, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $754 thousand.
At June 30, 2021 and December 31, 2020, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
During the three and six months ended June 30, 2021, changes in fair value of interest rate swaps and caps on loans and foreign exchange contracts were a loss of $71 thousand and a gain of $200 thousand, compared to losses of $107 thousand and $288 thousand for the three and six months ended June 30, 2020, and were included in other income on the consolidated statements of operations.

The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated.

	June 30, 2021		December 31, 2020
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps and caps on loans	$64,215	$4,960	$67,840	$7,304
Foreign exchange contracts	3,920	224	7,010	328
Total	$68,135	$5,184	$74,850	$7,632
Derivative liabilities:
Interest rate swaps and caps on loans	$64,215	$5,242	$67,840	7,789
Foreign exchange contracts	3,920	212	7,010	313
Total	$68,135	$5,454	$74,850	$8,102
(1)The fair value of interest rate swaps and caps on loans and foreign exchange contracts are included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated statements of financial condition.
We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. We elect, however, to account for all derivatives with counterparty institutions on a gross basis.
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of June 30, 2021, 3,197,269 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Stock options	$—	$2	$—	$4
Restricted stock awards and units	1,338	1,468	2,882	3,042
Total share-based compensation expense	$1,338	$1,470	$2,882	$3,046
Related tax benefits	$394	$433	$849	$897

At June 30, 2021, unrecognized compensation expense related to restricted stock awards and restricted stock units totaled $7.6 million and will be recognized over a weighted average remaining period of 2.3 years.

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

The following table presents unvested restricted stock awards and restricted stock units activity for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	865,979	$16.12	848,302	$14.42
Granted (1)	48,873	$17.15	269,330	$20.66
Vested (2)	(203,032)	$12.87	(355,280)	$13.70
Forfeited (3)	(14,732)	$16.66	(65,264)	$12.41
Outstanding at end of period	697,088	$17.13	697,088	$17.13
(1)There were 2,916 and 66,472 performance-based shares/units included in shares granted for the three and six months ended June 30, 2021.
(2)There were 8,218 and 77,327 performance-based shares/units included in vested shares for the three and six months ended June 30, 2021.
(3)The number of forfeited shares includes aggregate performance-based shares/units of zero and 40,160 for the three and six months ended June 30, 2021.

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
The following table represents stock option activity for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	14,904	$13.05
Exercised	—	$—
Outstanding at end of period	14,904	$13.05	3.8 years	$67
Exercisable at end of period	14,904	$13.05	3.8 years	$67

The following table represents stock option activity for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	55,069	$13.96
Exercised	(40,165)	$14.30
Outstanding at end of period	14,904	$13.05	3.8 years	$67
Exercisable at end of period	14,904	$13.05	3.8 years	$67

There were no unvested stock options as of June 30, 2021 and December 31, 2020.

Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, a ten-year stock appreciation right (“SAR”), which were fully exercised during the first quarter of 2021 resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 8 - Income Taxes). There are no further outstanding SARs. The following table represents SARs activity and the weighted average exercise price per share as of and for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	—	$—	1,559,012	$11.60
Exercised	—	$—	(1,559,012)	$11.60
Outstanding at end of period	—	$—	—	$—
Exercisable at end of period	—	$—	—	$—

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

	June 30, 2021			December 31, 2020
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	—	$—	$—	93,270	$93,270	$89,922
Series E 7.00% non-cumulative perpetual	98,702	98,702	94,956	98,702	98,702	94,956
Total	98,702	$98,702	$94,956	191,972	$191,972	$184,878

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Series D Preferred Stock:
Depositary shares repurchased	—	53,006	3,730,767	134,310
Preferred Stock retired (shares)	—	1,325	93,269	3,357

Consideration paid	$—	$1,238	$93,269	$2,696
Carrying value	—	1,278	89,922	3,237
Impact of preferred stock redemption	$—	$(40)	$3,347	$(541)

Series E Preferred Stock:
Depositary shares repurchased	—	57,065	—	64,465
Preferred Stock retired (shares)	—	1,427	—	1,612

Consideration paid	$—	$1,363	$—	$1,516
Carrying value	—	1,372	—	1,550
Impact of preferred stock redemption	$—	$(9)	$—	$(34)

During the first quarter of 2021, we repurchased all of our outstanding Series D Depositary Shares, resulting in an impact of preferred stock redemption of $3.3 million in the accompanying consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$5,185	$(54,148)	$7,746	$(11,900)
Unrealized gain (loss) arising during the period	13,550	56,701	9,912	(3,182)
Reclassification adjustment from other comprehensive income	—	(2,011)	—	(2,011)
Tax effect of current period changes	(3,995)	(16,107)	(2,918)	1,528
Total changes, net of taxes	9,555	38,583	6,994	(3,665)
Balance at end of period	$14,740	$(15,565)	$14,740	$(15,565)

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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At June 30, 2021, we have a $3.6 million repurchase reserve related to this VIE.
Alternative Energy Partnerships
We invest in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). These entities were formed to invest in newly established residential and commercial solar leases and power purchase agreements. As a result of our investments, we have the right to certain investment tax credits and tax depreciation benefits (recognized on the flow through income statement method in accordance with ASC 740), and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. While our interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, we have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As we are not the primary beneficiary, we did not consolidate the entities.
We use the Hypothetical Liquidation at Book Value ("HLBV") method to account for our investments in energy tax projects as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $24.1 million and $28.0 million at June 30, 2021 and December 31, 2020.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Fundings	$—	$—	$—	$3,631
Cash distribution from investment	570	547	1,108	1,001
Gain (loss) on investments in alternative energy partnerships	829	167	(2,801)	(1,738)
Income tax credits recognized	—	—	—	—
Tax expense (benefit) recognized from HLBV application	228	38	(770)	(398)

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Cash	$2,503	$3,228
Equipment, net of depreciation	236,952	241,015
Other assets	8,116	7,470
Total unconsolidated assets	$247,571	$251,713
Total unconsolidated liabilities	$6,186	$6,357
Maximum loss exposure	$24,068	$27,977

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $24.1 million, which is our recorded investment amount at June 30, 2021.
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
The following table presents information regarding balances in our qualified affordable housing partnerships for the periods indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Ending balance(1)	$41,146	$43,209
Aggregate funding commitment	61,278	61,278
Total amount funded	45,155	42,991
Unfunded commitment	16,123	18,287
Maximum loss exposure	41,146	43,209
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our qualified affordable housing partnerships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Fundings	$1,161	$9,312	$2,164	$13,871
Proportional amortization recognized	881	1,148	2,063	2,295
Income tax credits recognized	1,158	1,152	2,311	2,208

NOTE 13 – EARNINGS (LOSS) PER COMMON SHARE
The following table presents computations of basic and diluted earnings (loss) per common share ("EPS") for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$18,870	$180	$33,109	$316
Less: Income allocated to participating securities	—	—	(121)	(1)
Less: preferred stock dividends	(1,711)	(16)	(4,822)	(46)
Less: preferred stock redemption	—	—	(3,315)	(32)
Net income allocated to common stockholders	$17,159	$164	$24,851	$237

Weighted average common shares outstanding	50,172,865	477,321	50,024,048	477,321
Dilutive effects of restricted shares/units	238,008	—	302,848	—
Dilutive effects of stock options	4,008	—	6,068	—
Average shares and dilutive common shares	50,414,881	477,321	50,332,964	477,321

Basic earnings per common share	$0.34	$0.34	$0.50	$0.50
Diluted earnings per common share	$0.34	$0.34	$0.49	$0.50

For the three and six months ended June 30, 2021, there were 218,829 and 134,037 of restricted shares/units and no stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
During the first quarter of 2021 all of the Company's outstanding stock appreciation rights (SARs) were exercised resulting in the net issuance of 305,772 shares of voting common stock. Prior to this exercise, the SARs were considered participating securities and income was allocated to the respective holder and not part of income (loss) available to common stockholders. After the exercise of all of the Company's outstanding SARs, there are no longer any participating securities outstanding and the net shares issued in settlement of such SARs are included in the computation of average common shares for both basic and diluted earnings per share.
The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net loss	$(18,273)	$(176)	$(24,804)	$(238)
Less: participating securities dividends	(93)	(1)	(186)	(2)
Less: preferred stock dividends	(3,409)	(33)	(6,909)	(66)
Less: preferred stock redemption	49	—	570	5
Net loss allocated to common stockholders	$(21,726)	$(210)	$(31,329)	$(301)

Weighted average common shares outstanding	49,553,598	477,321	49,770,527	477,321
Dilutive effects of stock units	—	—	—	—
Dilutive effects of stock options	—	—	—	—
Average shares and dilutive common shares	49,553,598	477,321	49,770,527	477,321

Basic loss per common share	$(0.44)	$(0.44)	$(0.63)	$(0.63)
Diluted loss per common share	$(0.44)	$(0.44)	$(0.63)	$(0.63)

For the three and six months ended June 30, 2020, there were 960,090 and 960,883 of restricted shares/units and 55,069 and 55,438 of stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 14 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
Some financial instruments, such as unfunded loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met prior to their expiration dates. Commitments may expire without being used. Risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for originating loans, including obtaining collateral at exercise of the commitment.
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	June 30, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$29,551	$59,078	$17,555	$38,141
Unused lines of credit	551	1,527,667	1,783	1,348,138
Letters of credit	477	7,900	234	8,274

Other Commitments
At June 30, 2021, we had unfunded commitments of $16.1 million, $5.6 million, and $2.5 million for qualified affordable housing fund partnerships, Small Business Investment Company ("SBIC") investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Noninterest income
In scope of Topic 606
Deposit service fees	$825	$420	$1,635	$959
Debit card fees	496	380	883	557
Other	102	59	181	108
Noninterest income (in-scope of Topic 606)	1,423	859	2,699	1,624
Noninterest income (out-of-scope of Topic 606)	2,747	4,669	5,852	5,965
Total noninterest income	$4,170	$5,528	$8,551	$7,589

We do not typically enter into long-term revenue contracts with customers and as of June 30, 2021 and December 31, 2020, we did not have any significant contract balances. As of June 30, 2021, we did not capitalize any contract acquisition costs.

NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2021, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

Transactions with Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s current or former directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors, (ii) a formal order of investigation issued by the SEC on January 4, 2017 (since resolved), and (iii) any civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company.
During the three and six months ended June 30, 2021, indemnification costs paid by the Company included $555 thousand and $564 thousand incurred by the Company’s former Interim Chief Financial Officer and Chief Strategy Officer, J. Francisco A. Turner. Indemnification costs were also paid on behalf of certain current and former directors and former executive officers in amounts each less than $120 thousand for the three and six months ended June 30, 2021.
Indemnification costs were paid on behalf of certain current and former directors and former executive officers in amounts each less than $120 thousand for the three and six months ended June 30, 2020.

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

NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on June 30, 2021 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 30 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our over 600 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve their banking and financial needs. We continue to grow average loans and earning assets, improve our deposit mix, reduce our cost of deposits, and maintain disciplined expense control. Strong loan production helped to offset runoff in certain legacy areas of our portfolio. Our loan pipeline is steadily building which is expected to support continued loan and earning asset growth through the year, assuming improving economic trends continue. During the first quarter, we also announced that we entered into a definitive agreement to acquire Pacific Mercantile Bancorp (PMBC). Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, net income (loss) was $19.1 million, $14.4 million and $(18.4) million. Diluted earnings (loss) from operations per common share were $0.34, $0.15 and $(0.44) for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020.
Financial results for the second quarter of 2021 included:
•Return on average assets of 0.98%
•Total loan production of $904.1 million, including loan fundings of $847.0 million
•Period-end total cost of deposits of 0.20% and average cost of total deposits of 0.23%, a 5 basis point decrease from the prior quarter
•Net interest margin of 3.27%, an 8 basis point increase from the prior quarter
•Noninterest-bearing deposit balances of 29% of total deposits at June 30, 2021, up from 23% a year earlier
•Allowance for credit losses at 1.33% of total loans and 155% of non-performing loans at June 30, 2021
•Total deferrals/forbearances declined to $86.6 million at June 30, 2021 from $108.7 million at March 31, 2021
•Common Equity Tier 1 capital at 11.14%

Proposed Merger with Pacific Mercantile Bancorp: In March 2021, we entered into an agreement to merge (the “Merger Agreement”) with Pacific Mercantile Bancorp (“PMBC”), pursuant to which PMBC will merge (the “Merger”) with and into the Company, with the Company as the surviving corporation. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of PMBC common stock, excluding certain specified shares, will be converted into the right to receive 0.50 (the “Exchange Ratio”) of a share of the Company's common stock. In addition, at the effective time of the Merger, the Company will cash out all outstanding share-based awards based on formulas using the average price of the Company's common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory approval, the transaction is expected to close during the third quarter of 2021.
COVID-19 Operational Update
The markets in which we operate are impacted by continuing uncertainty about the pace and strength of reopening and recovering from the COVID-19 pandemic. Despite the challenges created by the pandemic, we continue to execute on our strategic initiatives and the transformation of our balance sheet. We continue to operate 28 of our 30 branches as we temporarily closed some overlapping areas at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. The majority of our employees outside of our branches are working offsite with only essential employees onsite. We are classified as an 'essential' business and we have implemented social and physical safeguards for our customers and employees within all of our locations.

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

Economic Aid Act
The Economic Aid Act became law December 27, 2020 extending the SBA authority to make PPP loans through May 31, 2021. The SBA issued an Interim Final Rule (IFR) January 6, 2021 and eligible applicants were able to obtain a first or second PPP loan. We elected to continue our participation in the PPP and resumed the origination of PPP loans effective January 11, 2021.

The PPP has provided an opportunity to differentiate ourselves by demonstrating how true client service can make a meaningful difference. We assisted numerous existing clients with our high touch business framework in addition to successfully attracting many new clients who are consistent with the type of commercial customers that we target in our traditional business development efforts.

As of June 30, 2021, we have helped businesses through the approvals of $262 million in PPP funds during the first round and $144 million during the second round. We continue to support our clients as we work with them through the forgiveness process. At June 30, 2021, PPP loans totaled $193.9 million, net of fees, of which $65.5 million relates to round one and $128.4 million relates to round two of the SBA program.

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

The following table presents the composition of our loan portfolio for borrowers that received payment relief as of June 30, 2021 and December 31, 2020:

	Deferment & Forbearances(1)(2)
	June 30, 2021			March 31, 2021
($ in thousands)	Number of Loans	Amount(1)(2)	% of Loan Category	Number of Loans	Amount(1)(2)	% of Loan Category
Commercial:
Commercial and industrial	5	$29,246	1.4%	5	$25,427	1.4%
Commercial real estate	1	1,141	0.1%	3	3,765	0.4%
Multifamily	—	—	—%	2	17,000	1.4%
SBA	2	3,315	1.3%	3	13,238	3.9%
Total commercial	8	33,702	0.7%	13	59,430	1.3%
Consumer:
Single family residential mortgage	46	52,384	4.1%	47	48,831	3.9%
Other consumer	2	472	1.9%	2	428	1.6%
Total consumer	48	52,856	4.0%	49	49,259	3.8%
Total	56	$86,558	1.4%	62	$108,689	1.9%
(1)Excludes loans in forbearance that are current
(2)Excludes loans delinquent prior to COVID-19

Loans on deferment or forbearance status decreased $22.1 million during the second quarter of 2021. The Bank is in contact with borrowers to provide additional assistance as needed and we continue to actively monitor and manage all lending relationships in a manner that we believe supports our clients and protects the Bank.

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
Tangible assets, tangible equity, tangible common equity, tangible equity to tangible assets, tangible common equity to tangible assets, tangible common equity per common share, return on average tangible common equity, adjusted noninterest income, adjusted noninterest expense, adjusted noninterest expense to average total assets, pre-tax pre-provision (PTPP) income (loss), adjusted PTPP income (loss), PTPP income (loss) ROAA, adjusted PTPP income (loss) ROAA, efficiency ratio, adjusted efficiency ratio, adjusted total revenue, adjusted net income, adjusted net income available to common stockholders, adjusted diluted earnings per share (EPS) and adjusted return on average assets (ROAA) constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
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
Management believes the presentation of these non-GAAP financial measures provides useful supplemental information that is essential to a proper understanding of the financial results and operating performance of the Company. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

(Dollars in thousands, except per share data) (Unaudited)	June 30, 2021	December 31, 2020
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$8,027,413	$7,877,334
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(2,069)	(2,633)
Tangible assets(1)	$7,988,200	$7,837,557

Total stockholders' equity	$829,362	$897,207
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(2,069)	(2,633)
Tangible equity(1)	790,149	857,430
Less preferred stock	(94,956)	(184,878)
Tangible common equity(1)	$695,193	$672,552

Total stockholders' equity to total assets	10.33%	11.39%
Tangible equity to tangible assets(1)	9.89%	10.94%
Tangible common equity to tangible assets(1)	8.70%	8.58%

Common shares outstanding	50,313,228	49,767,489
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	50,790,549	50,244,810

Tangible common equity per common share(1)	$13.69	$13.39
Book value per common share	$14.46	$14.18
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Return on tangible common equity
Average total stockholders' equity	$814,973	$888,174	$854,250	$851,371	$885,149
Less average preferred stock	(94,956)	(164,895)	(185,471)	(129,733)	(187,539)
Less average goodwill	(37,144)	(37,144)	(37,144)	(37,144)	(37,144)
Less average other intangible assets	(2,224)	(2,517)	(3,574)	(2,370)	(3,789)
Average tangible common equity(1)	$680,649	$683,618	$628,061	$682,124	$656,677

Net income (loss) available to common stockholders	$17,323	$7,825	$(21,936)	$25,088	$(31,630)
Add amortization of intangible assets	282	282	430	564	859
Less tax effect on amortization of intangible assets	(59)	(59)	(90)	(118)	(180)
Net income (loss) available to common stockholders(1)	$17,546	$8,048	$(21,596)	$25,534	$(30,951)

Return on average equity	9.38%	6.56%	(8.69)%	7.92%	(5.69)%
Return on average tangible common equity(1)	10.34%	4.77%	(13.83)%	7.55%	(9.48)%

Statutory Federal tax rate utilized for calculating tax effect on amortization of intangible assets	21.00%	21.00%	21.00%	21.00%	21.00%
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Adjusted noninterest income and expense
Total noninterest income	$4,170	$4,381	$5,528	$8,551	$7,589
Noninterest income adjustments:
Net (gain) loss on securities available for sale	—	—	(2,011)	—	(2,011)
Fair value adjustment on legacy SFR loans held for sale	(20)	—	(25)	(20)	1,561
Total noninterest income adjustments	(20)	—	(2,036)	(20)	(450)
Adjusted noninterest income(1)	$4,150	$4,381	$3,492	$8,531	$7,139

Total noninterest expense	$40,559	$46,735	$72,770	$87,294	$119,689
Noninterest expense adjustments:
Naming rights termination	—	—	(26,769)	—	(26,769)
Extinguishment of debt	—	—	(2,515)	—	(2,515)
Professional (fees) recoveries	1,284	(721)	(875)	563	(2,553)
Merger-related costs	(700)	(700)	—	(1,400)	—
Adjustments to noninterest expense before gain (loss) in alternative energy partnership investments	584	(1,421)	(30,159)	(837)	(31,837)
Gain (loss) in alternative energy partnership investments	829	(3,630)	167	(2,801)	(1,738)
Total noninterest expense adjustments	1,413	(5,051)	(29,992)	(3,638)	(33,575)
Adjusted noninterest expense(1)	$41,972	$41,684	$42,778	$83,656	$86,114

Average assets	$7,827,006	$7,860,952	$7,740,206	$7,843,885	$7,651,575
Noninterest expense to average total assets	2.08%	2.41%	3.78%	2.24%	3.15%
Adjusted noninterest expense to average total assets(1)	2.15%	2.15%	2.22%	2.15%	2.26%
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted pre-tax pre-provision income
Net interest income	$59,847	$57,916	$55,315	$117,763	$107,176
Noninterest income	4,170	4,381	5,528	8,551	7,589
Total revenue	64,017	62,297	60,843	126,314	114,765
Noninterest expense	40,559	46,735	72,770	87,294	119,689
Pre-tax pre-provision income (loss)(1)	$23,458	$15,562	$(11,927)	$39,020	$(4,924)

Total revenue	$64,017	$62,297	$60,843	$126,314	$114,765
Total noninterest income adjustments	(20)	—	(2,036)	(20)	(450)
Adjusted total revenue(1)	63,997	62,297	58,807	126,294	114,315

Noninterest expense	40,559	46,735	72,770	87,294	119,689
Total noninterest expense adjustments	1,413	(5,051)	(29,992)	(3,638)	(33,575)
Adjusted noninterest expense(1)	41,972	41,684	42,778	83,656	86,114
Adjusted pre-tax pre-provision income(1)	$22,025	$20,613	$16,029	$42,638	$28,201

Average assets	$7,827,006	$7,860,952	$7,740,206	$7,843,885	$7,651,575
Pre-tax pre-provision income (loss) ROAA(1)	1.20%	0.80%	(0.62)%	1.00%	(0.13)%
Adjusted pre-tax pre-provision income ROAA(1)	1.13%	1.06%	0.83%	1.10%	0.74%
Efficiency ratio(1)	63.36%	75.02%	119.60%	69.11%	104.29%
Adjusted efficiency ratio(1)	65.58%	66.91%	72.74%	66.24%	75.33%
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
(Dollars in thousands, except per share data) (Unaudited)	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Adjusted net income (loss)
Net income (loss)	$19,050	$14,375	$(18,449)	$33,425	$(25,042)
Adjustments, net:(1)
Noninterest income	15	—	1,527	15	338
Noninterest expense	(1,060)	3,788	22,494	2,729	25,181
Adjusted net income (loss) before tax impact from exercise of stock appreciation rights	18,005	18,163	5,572	36,169	477
Tax impact from exercise of stock appreciation rights	—	2,093	—	2,093	—
Adjusted net income (loss)(2)	$18,005	$16,070	$5,572	$34,076	$477

Average assets	$7,827,006	$7,860,952	$7,740,206	$7,843,885	$7,651,575
ROAA	0.98%	0.74%	(0.96)%	0.86%	(0.66)%
Adjusted ROAA(2)	0.92%	0.83%	0.29%	0.88%	0.01%

Adjusted net income (loss) available to common stockholders
Net income (loss) available to common stockholders	$17,323	$7,825	$(21,936)	$25,088	$(31,630)
Adjustments to net income (loss)(3)	(1,045)	1,695	24,021	651	25,519
Adjustments for impact of preferred stock redemption	—	3,347	(49)	3,347	(575)
Adjusted net income (loss) available to common stockholders(2)	$16,278	$12,867	$2,036	$29,086	$(6,686)

Average diluted common shares	50,892,202	50,750,522	50,030,919	50,810,285	50,247,848
Diluted EPS	$0.34	$0.15	$(0.44)	$0.49	$(0.63)
Adjusted diluted EPS(2)	$0.32	$0.25	$0.04	$0.57	$(0.13)
(1)Adjustments shown net of an effective tax rate of 25%
(2)Non-GAAP measure.
(3)Represents the difference between net income and adjusted net income

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020:

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$5,771,415	$61,900	4.30%	$5,784,041	$61,345	4.30%	$5,707,619	$63,642	4.48%
Securities	1,308,230	6,986	2.14%	1,236,138	6,501	2.13%	1,063,941	7,816	2.95%
Other interest-earning assets (2)	258,915	791	1.23%	336,443	772	0.93%	424,776	1,239	1.17%
Total interest-earning assets	7,338,560	69,677	3.81%	7,356,622	68,618	3.78%	7,196,336	72,697	4.06%
ACL	(79,103)			(81,111)			(78,528)
BOLI and noninterest-earning assets (3)	567,549			585,441			622,398
Total assets	$7,827,006			$7,860,952			$7,740,206
Interest-bearing liabilities:
Interest-bearing checking	$2,182,419	679	0.12%	$2,140,314	901	0.17%	$1,710,038	2,186	0.51%
Savings	903,940	1,974	0.88%	928,446	2,013	0.88%	905,997	2,718	1.21%

Money market	734,165	270	0.15%	726,079	377	0.21%	592,872	850	0.58%
Certificates of deposit	633,101	620	0.39%	720,180	995	0.56%	1,214,939	4,451	1.47%
Total interest-bearing deposits	4,453,625	3,543	0.32%	4,515,019	4,286	0.38%	4,423,846	10,205	0.93%
FHLB advances	418,111	2,944	2.82%	446,618	3,112	2.83%	819,166	4,818	2.37%
Securities sold under repurchase agreements	—	—	—%	—	—	—%	1,024	2	0.79%
Long-term debt and other interest-bearing liabilities	274,412	3,343	4.89%	260,488	3,304	5.14%	173,977	2,357	5.45%
Total interest-bearing liabilities	5,146,148	9,830	0.77%	5,222,125	10,702	0.83%	5,418,013	17,382	1.29%
Noninterest-bearing deposits	1,767,711			1,653,517			1,349,735
Noninterest-bearing liabilities	98,174			97,136			118,208
Total liabilities	7,012,033			6,972,778			6,885,956
Total stockholders’ equity	814,973			888,174			854,250
Total liabilities and stockholders’ equity	$7,827,006			$7,860,952			$7,740,206
Net interest income/spread		$59,847	3.04%		$57,916	2.95%		$55,315	2.77%
Net interest margin (4)			3.27%			3.19%			3.09%

Ratio of interest-earning assets to interest-bearing liabilities	143%			141%			133%
Total deposits(5)	6,221,336	3,543	0.23%	6,168,536	4,286	0.28%	5,773,581	10,205	0.71%
Total funding (6)	6,913,859	9,830	0.57%	6,875,642	10,702	0.63%	6,767,748	17,382	1.03%

(1)Total loans are net of deferred fees, related direct costs and discounts. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $1.0 million, $1.4 million and $1.1 million and (amortization) accretion of (premium) discount on purchased loans of $(1.0) million, $(411) thousand and $347 thousand for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively, are included in interest income.
(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of bank-owned life insurance of $112.7 million, $112.0 million and $110.4 million for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020.
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

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021
Net interest income increased $1.9 million to $59.8 million for the second quarter due to the higher yield on earning-assets, the lower cost and volume of interest-bearing liabilities, and the impact of one additional day in the current quarter.

The net interest margin increased 8 basis points to 3.27% for the second quarter from 3.19% for the first quarter as the average earning-assets yield increased 3 basis points and the average cost of total funding decreased 6 basis points. The yield on average interest-earning assets increased to 3.81% for the second quarter from 3.78% for the first quarter due mostly to an improved earning-asset mix as excess liquidity was redeployed. Average securities increased $72.1 million while average other interest-earning assets decreased $77.5 million and loans decreased by $12.6 million. The average yield on loans remained unchanged at 4.30% during the second quarter and included the impact of prepayment penalty fees, net reversal of nonaccrual loan interest, and accelerated fees from PPP loan forgiveness; these items increased the second quarter loan yield by 18 basis points and the first quarter loan yield by 13 basis points. The average yield on securities increased 1 basis point to 2.14% between quarters, including a 4 basis points decrease in the average yield on collateralized loan obligations (CLOs) to 1.87% for the second quarter due mostly to an increase in fair value of such investments.

The average cost of funds decreased 6 basis points to 0.57% for the second quarter from 0.63% for the first quarter. This decrease was driven by the lower average cost of interest-bearing liabilities and improved funding mix, including higher average noninterest-bearing deposits. During the second quarter, average deposits increased $52.8 million, consisting of higher average noninterest-bearing deposits of $114.2 million and lower average interest-bearing deposits of $61.4 million. Average noninterest-bearing deposits represented 28% of total average deposits for the second quarter compared to 27% of total average deposits for the first quarter. Average Federal Home Loan Bank (FHLB) advances decreased $28.5 million due to lower average term advances during the second quarter from maturities of term advances in the first and second quarters of 2021. Average long-term debt and other interest-bearing liabilities increased $13.9 million as a result of an increase in unsecured overnight borrowings from various financial institutions through the American Financial Exchange platform. The average cost of interest-bearing liabilities decreased 6 basis points to 0.77% for the second quarter from 0.83% for the first quarter due to our continued efforts to actively manage down the cost of interest-bearing deposits. The average cost of interest-bearing deposits declined 6 basis points to 0.32% for the second quarter from 0.38% for the first quarter. The average cost of total deposits decreased 5 basis points to 0.23% for the second quarter. The spot rate of total deposits at the end of the second quarter was 0.20%.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net interest income for the second quarter of 2021 increased $4.5 million to $59.8 million from $55.3 million for the same 2020 period. Net interest income was positively impacted by higher average interest-earning assets, lower average interest-bearing liabilities and improved funding costs, offset by lower yields on average interest-earning assets. Average interest-earning assets increased $142.2 million to $7.34 billion, and the net interest margin increased 18 basis points to 3.27% for the second quarter of 2021 compared to 3.09% for the same 2020 period.

The net interest margin expanded due to a 46 basis points decrease in the average cost of funds outpacing a 25 basis points decline in average interest-earning assets yield. The average yield on interest-earning assets decreased to 3.81% for the second quarter of 2021 from 4.06% for the same 2020 period due mostly to the impact of lower market interest rates on loans and securities yields over this time period. The average yield on loans was 4.30% for the second quarter of 2021, compared to 4.48% for the same 2020 period and the average yield on securities decreased 81 basis points to 2.14% due mostly to CLOs repricing into the lower rate environment.

The average cost of funds decreased to 0.57% for the second quarter of 2021, from 1.03% for the same 2020 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits. The average cost of interest-bearing liabilities decreased 52 basis points to 0.77% for the second quarter of 2021 from 1.29% for the same 2020 period due to the combination of actively managing deposit pricing down in the lower interest rate environment and the lower average cost of FHLB term advances resulting from maturities, early termination and refinancing of certain term advances during 2020. Compared to the same 2020 period, the average cost of interest-bearing deposits declined 61 basis points to 0.32% and the average cost of total deposits decreased 48 basis points to 0.23%. Additionally, average noninterest-bearing deposits increased by $418.0 million or 31.0% for the second quarter of 2021 when compared to the same 2020 period.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)	$5,777,693	$123,245	4.30%	$5,744,214	$129,176	4.52%
Securities	1,272,383	13,487	2.14%	1,008,454	15,636	3.12%
Other interest-earning assets (2)	297,465	1,563	1.06%	361,110	2,599	1.45%
Total interest-earning assets	7,347,541	138,295	3.80%	7,113,778	147,411	4.17%
ACL	(80,102)			(69,499)
BOLI and noninterest-earning assets (3)	576,446			607,296
Total assets	$7,843,885			$7,651,575
Interest-bearing liabilities:
Interest-bearing checking	$2,161,483	1,581	0.15%	$1,615,480	5,915	0.74%
Savings	916,125	3,987	0.88%	898,414	6,013	1.35%
Money market	730,144	647	0.18%	600,899	2,610	0.87%
Certificates of deposit	676,400	1,614	0.48%	1,183,229	10,278	1.75%
Total interest-bearing deposits	4,484,152	7,829	0.35%	4,298,022	24,816	1.16%
FHLB advances	432,286	6,056	2.83%	929,110	10,701	2.32%
Securities sold under repurchase agreements	—	—	—	512	2	0.79%
Long-term debt and other interest-bearing liabilities	267,488	6,647	5.01%	174,017	4,716	5.45%
Total interest-bearing liabilities	5,183,926	20,532	0.80%	5,401,661	40,235	1.50%
Noninterest-bearing deposits	1,710,930			1,241,521
Noninterest-bearing liabilities	97,658			123,244
Total liabilities	6,992,514			6,766,426
Total stockholders’ equity	851,371			885,149
Total liabilities and stockholders’ equity	$7,843,885			$7,651,575
Net interest income/spread		$117,763	3.00%		$107,176	2.67%
Net interest margin (4)			3.23%			3.03%

Ratio of interest-earning assets to interest-bearing liabilities	142%			132%
Total deposits(5)	6,195,082	7,829	0.25%	5,539,543	24,816	0.90%
Total funding (6)	6,894,856	20,532	0.60%	6,643,182	40,235	1.22%

(1)Total loans are net of deferred fees, related direct costs and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $2.4 million and $553 thousand and (amortization) accretion of (premium) discount on purchased loans of $(1.4) million and $355 thousand for the six months ended June 30, 2021 and 2020, respectively, are included in interest income.
(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of bank-owned life insurance of $112.4 million and $110.2 million for the six months ended June 30, 2021 and 2020.
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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net interest income for the six months ended June 30, 2021 increased $10.6 million to $117.8 million from $107.2 million for the same 2020 period. Net interest income was positively impacted by higher average interest-earning assets, lower average interest-bearing liabilities and improved funding costs, offset by lower yields on average interest-earning assets. For the six months ended June 30, 2021, average interest-earning assets increased $233.8 million to $7.35 billion, and the net interest margin increased 20 basis points to 3.23% for the six months ended June 30, 2021 compared to 3.03% for the same 2020 period.

The net interest margin expanded due to a 62 basis point decrease in the average cost of funds outpacing a 37 basis point decline in the average interest-earning assets yield. The average yield on interest-earning assets decreased to 3.80% for the six months ended June 30, 2021, from 4.17% for same 2020 period due mostly to the impact of lower market interest rates on loan and securities yields over this time period. The average fed funds rate for the six months ended June 30, 2021 was 0.08% compared to 0.66% for the same 2020 period. The average yield on loans was 4.30% for the six months ended June 30, 2021, compared to 4.52% for the same 2020 period and the average yield on securities decreased 98 basis points to 2.14% due mostly to CLOs repricing into the lower rate environment.

The average cost of funds decreased to 0.60% for the six months ended June 30, 2021, from 1.22% for the same 2020 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits. The average cost of interest-bearing liabilities decreased 70 basis points to 0.80% for the six months ended June 30, 2021 from 1.50% for the same 2020 period due to the combination of actively managing deposit pricing down in the lower interest rate environment and the lower average cost of FHLB term advances resulting from maturities, early termination and refinancing of certain term advances during 2020. Compared to the same 2020 period, the average cost of interest-bearing deposits declined 81 basis points to 0.35% and the average cost of total deposits decreased 65 basis points to 0.25%. Additionally, average noninterest-bearing deposits increased by $469.4 million, or 37.8%, for the six months ended June 30, 2021 when compared to the same 2020 period.

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

	Three Months Ended June 30, 2021 vs. 2020			Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$736	$(2,478)	$(1,742)	$706	$(6,637)	$(5,931)
Securities	1,579	(2,409)	(830)	3,478	(5,627)	(2,149)
Other interest-earning assets	(509)	61	(448)	(410)	(626)	(1,036)
Total interest and dividend income	$1,806	$(4,826)	$(3,020)	$3,774	$(12,890)	$(9,116)
Interest expense:
Interest-bearing checking	$483	$(1,990)	$(1,507)	$1,524	$(5,858)	$(4,334)
Savings	(6)	(738)	(744)	116	(2,142)	(2,026)
Money market	168	(748)	(580)	459	(2,422)	(1,963)
Certificates of deposit	(1,512)	(2,319)	(3,831)	(3,216)	(5,448)	(8,664)
FHLB advances	(2,675)	801	(1,874)	(6,622)	1,977	(4,645)
Securities sold under repurchase agreements	(1)	(1)	(2)	(1)	(1)	(2)
Long-term debt and other interest-bearing liabilities	1,250	(264)	986	2,339	(408)	1,931
Total interest expense	(2,293)	(5,259)	(7,552)	(5,401)	(14,302)	(19,703)
Net interest income	$4,099	$433	$4,532	$9,175	$1,412	$10,587

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	2020	2019
(Reversal of) provision for loan losses	$(2,608)	$(1,284)	$11,519	$(3,892)	$26,230
Provision for (reversal of) credit losses - unfunded loan commitments	454	177	307	631	1,357
Total (reversal of) provision for credit losses	$(2,154)	$(1,107)	$11,826	$(3,261)	$27,587

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021
The provision for credit losses was a reversal of $2.2 million for the second quarter, compared to a reversal of $1.1 million for the first quarter. The second quarter reversal of credit losses was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, and consideration of credit quality metrics, offset by higher period end loan balances of $221.1 million.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The provision for credit losses was a reversal of $2.2 million for the second quarter of 2021, compared to a provision of $11.8 million for the same 2020 period. The lower provision for credit losses was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, and consideration of credit quality metrics, offset by higher period end loan balances of $357.8 million.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The provision for credit losses was a reversal of $3.3 million for the six months ended June 30, 2021, compared to a provision of $27.6 million during the same 2020 period. The lower provision for credit losses was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, and consideration of credit quality metrics, offset by higher period end loan balances of $357.8 million.
See further discussion in "Allowance for Credit Losses."

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Customer service fees	$1,990	$1,758	$1,224	$3,748	$2,320
Loan servicing income	38	268	95	306	170
Income from bank owned life insurance	690	672	591	1,362	1,169
Net gain on sale of securities available-for-sale	—	—	2,011	—	2,011
Fair value adjustment on loans held-for-sale	20	—	25	20	(1,561)
Net loss on sale of loans	—	—	—	—	(27)
Other income	1,432	1,683	1,582	3,115	3,507
Total noninterest income	$4,170	$4,381	$5,528	$8,551	$7,589

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021
Noninterest income decreased $211 thousand, to $4.2 million for the second quarter due mostly to lower servicing income as a result of reductions in servicing balances from payoffs and repurchases and lower other income from fluctuations in customer swap activity, offset by higher customer service fees. Customer service fees increased by $232 thousand due to higher loan fees of $91 thousand due to extension fees and higher deposit activity fees of $140 thousand attributed to higher average deposit balances and our initiative to bring our service fee schedules more in line with market.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Noninterest income for the second quarter of 2021 decreased $1.4 million to $4.2 million compared to the same 2020 period. The decrease in noninterest income was mainly due to a decrease in net gains from sales of securities offset by higher customer service fees. The were no gains from sale of securities for the second quarter of 2021, compared to $2.0 million in net gains in the same 2020 period from the sale of $20.7 million in securities, primarily consisting of corporate securities. The $766 thousand increase in customer services fees was due to higher loan fees of $210 thousand and higher deposit and interchange fees of $555 thousand. The increase in deposit activity fees is attributed to higher average deposit balances, and our initiative to bring our service fee schedules more in line with market.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Noninterest income for the six months ended June 30, 2021 increased $1.0 million to $8.6 million compared to the same 2020 period. The increase in noninterest income was mainly due to higher customer service fees and lower fair value adjustment for loans held for sale, offset by lower net gain on sale of securities. The $1.4 million increase in customer services fees was due to higher loan fees of $363 thousand and higher deposit and interchange fees of $1.1 million. The increase in deposit activity fees is attributed to higher average deposit balances, and our initiative to bring our service fee schedules more in line with market. Fair value adjustment for loans held for sale improved $1.6 million as the comparable period included valuation losses on loans held for sale due to the impact of the decreases in market interest rates; there were no similar losses in 2021. There were no gains from sale of securities for the six months ended June 30, 2021, compared to $2.0 million in net gains in the same 2020 period from the sale of $20.7 million in securities, primarily consisting of corporate securities.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Salaries and employee benefits	$25,042	$25,719	$24,260	$50,761	$47,696
Naming rights termination	—	—	26,769	—	26,769
Occupancy and equipment	7,277	7,196	7,090	14,473	14,333
Professional fees	1,749	4,022	4,596	5,771	10,560
Data processing	1,621	1,655	1,536	3,276	3,309
Advertising	78	118	1,157	196	2,913
Regulatory assessments	769	774	725	1,543	1,209
Reversal of provision for loan repurchases	(99)	(132)	(34)	(231)	(634)
Amortization of intangible assets	282	282	430	564	859
Merger-related costs	700	700	—	1,400	—
All other expense	3,969	2,771	6,408	6,740	10,937
Noninterest expense before (gain) loss on investments in alternative energy partnerships	41,388	43,105	72,937	84,493	117,951
(Gain) loss on investments in alternative energy partnerships	(829)	3,630	(167)	2,801	1,738
Total noninterest expense	$40,559	$46,735	$72,770	$87,294	$119,689

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021
Noninterest expense decreased $6.2 million to $40.6 million for the second quarter compared to the prior quarter. The decrease was primarily due to lower professional fees of $2.3 million and higher net gain in alternative energy partnership investments of $4.5 million, offset by higher all other expense of $1.2 million. Professional fees included net recoveries of indemnified legal expenses of $1.3 million in the second quarter compared to net indemnified legal expenses of $721 thousand during the first quarter. The increase in all other expense was due to a $1.2 million increase in net losses on equity investments due to net losses of $727 thousand in the second quarter compared to net gains of $428 thousand in the prior quarter. Our equity investments without readily determinable fair values include investments in privately held companies and limited partnerships and our income or loss from these investments fluctuates based on their underlying performance.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Noninterest expense was $40.6 million for the second quarter of 2021, a decrease of $32.2 million from $72.8 million for the comparable 2020 period. The decrease was mainly due to (i) the same 2020 period including a $26.8 million one-time charge related to the termination of our LAFC naming rights agreements and a $2.5 million debt extinguishment fee associated with the early repayment of certain FHLB term advances, (ii) lower professional fees of $2.8 million, due to overall reductions in indemnified legal fees for resolved legal proceedings and various other litigations, (iii) lower advertising costs of $1.1 million due to the termination of our LAFC agreements in May 2020, (iv) lower all other expenses of $2.4 million resulting from the aforementioned debt extinguishment fee and (v) a higher gain on alternative energy partnerships of $662 thousand from decreased loss sharing allocations. These increases were offset by higher salaries and employee benefits of $782 thousand due to higher commissions and incentive-based compensation and higher merger-related costs of $700 thousand associated with our proposed merger with PMBC
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Noninterest expense for the six months ended June 30, 2021 decreased $32.4 million to $87.3 million compared to the prior year. The decrease was primarily due to: (i) the same 2020 period including a $26.8 million one-time charge related to the termination of our LAFC naming rights agreements and a $2.5 million debt extinguishment fee associated with the early repayment of certain FHLB term advances, (ii) lower professional fees of $4.8 million, due to overall reductions in indemnified legal fees for resolved legal proceedings and various other litigations, (iii) lower advertising fees of $2.7 million due to the termination of our LAFC agreements in May 2020 and (iv) lower all other expense of $4.2 million resulting from overall expense reduction efforts, the comparable 2020 period including the aforementioned $2.5 million debt extinguishment fee and a $1.2 million charge to settle and conclude two legacy legal matters, and a $304 thousand increase in loss on equity investments between periods. These decreases were partially offset by higher (i) salaries and employee benefits of $3.1 million due to higher commissions and incentive-based compensation, (ii) merger-related costs of $1.4 million associated with our proposed merger with PMBC, and (iii) net losses in alternative energy partnership investments of $1.1 million.

Income Tax (Benefit) Expense
For the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, income tax expense (benefit) was $6.6 million, $2.3 million, and $(5.3) million, resulting in an effective tax rate of 25.6%, 13.8% and 22.3%, respectively. Our 25.6% effective tax rate for the three months ended June 30, 2021 differs from the 29.5% statutory rate due to the impact of various permanent tax differences, tax credits and other discrete items. Our effective tax rate is expected to be in the 25% to 27% range for the remainder of 2021.
For the six months ended June 30, 2021 and 2020, income taxes were an expense of $8.9 million and a benefit of $7.5 million, resulting in an effective tax rate of 20.9% and 23.0%, respectively. During the six months ended June 30, 2021, income tax expense included a $2.1 million tax benefit from the exercise of all previously issued outstanding stock appreciation rights.

For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
At June 30, 2021, all of our investment securities were classified as available-for-sale.
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

The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$16,301	$16,223	$(78)	$17,436	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	191,029	197,685	6,656	99,591	106,384	6,793
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	262,515	265,184	2,669	209,426	211,831	2,405
Municipal securities	117,996	120,980	2,984	64,355	68,623	4,268
Non-agency residential mortgage-backed securities	151	155	4	156	160	4
Collateralized loan obligations	587,275	584,307	(2,968)	687,505	677,785	(9,720)
Corporate debt securities	156,988	168,620	11,632	141,975	149,294	7,319
Total securities available-for-sale	$1,332,255	$1,353,154	$20,899	$1,220,444	$1,231,431	$10,987

Securities available-for-sale were $1.35 billion at June 30, 2021, an increase of $121.7 million, or 9.9%, from $1.23 billion at December 31, 2020. The increase was mainly due to purchases of $226.8 million, including $158.1 million in U.S. government agency securities, $53.7 million in municipal securities and $15.0 million in corporate securities and higher net unrealized gains of $9.9 million, offset by calls and redemptions of CLOs totaling $100.2 million and principal reductions of $14.0 million. The increase in unrealized net gains was due mostly to improved pricing of CLOs and corporate debt securities due to lower credit spreads, offset by decreases in the value of municipal securities and mortgage-backed securities as a result of increases in longer term interest rates during the year.
CLOs totaled $584.3 million and $677.8 million and were all AAA and AA rated at June 30, 2021 and December 31, 2020. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
We did not record credit impairment for any investment securities for the three and six months ended June 30, 2021 or 2020. We monitor our securities portfolio to ensure it has adequate credit support. As of June 30, 2021, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at June 30, 2021, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of June 30, 2021, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net increase in fair value during the year were attributable to a combination of changes in interest rates and credit market conditions.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and yield information of the investment securities portfolio as of June 30, 2021:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$16,223	1.53%	$—	—%	$—	—%	$—	—%	$16,223	1.53%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	29,694	2.20%	167,991	2.15%	197,685	2.15%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	109,168	0.64%	11,360	1.98%	43,331	1.34%	101,325	1.80%	265,184	1.25%
Municipal securities	—	—%	—	—%	15,469	2.62%	105,511	2.38%	120,980	2.41%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	155	6.35%	155	6.35%
Collateralized loan obligations	584,307	1.82%	—	—%	—	—%	—	—%	584,307	1.82%
Corporate debt securities	—	—%	150,108	4.82%	18,512	5.73%	—	—%	168,620	4.91%
Total securities available-for-sale	$709,698	1.64%	$161,468	4.62%	$107,006	2.41%	$374,982	2.12%	$1,353,154	2.17%

Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $2.9 million at June 30, 2021 and $1.4 million at December 31, 2020 and consisted mainly of repurchased conforming SFR mortgage loans that were previously sold and repurchased GNMA loans that were previously sold and became delinquent more than 90 days.

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020	Amount Change	Percentage Change
Commercial:
Commercial and industrial	$2,070,910	$2,088,308	$(17,398)	(0.8)%
Commercial real estate	871,790	807,195	64,595	8.0%
Multifamily	1,325,770	1,289,820	35,950	2.8%
SBA(1)	253,924	273,444	(19,520)	(7.1)%
Construction	150,557	176,016	(25,459)	(14.5)%
Consumer:
Single family residential mortgage	1,288,176	1,230,236	57,940	4.7%
Other consumer	24,350	33,386	(9,036)	(27.1)%
Total loans(2)	5,985,477	5,898,405	87,072	1.5%
Allowance for loan losses	(75,885)	(81,030)	5,145	(6.3)%
Total loans receivable, net	$5,909,592	$5,817,375	$92,217	1.6%
(1)Includes 994 PPP loans totaling $193.9 million, net of unamortized loan fees totaling $3.9 million at June 30, 2021 and 949 PPP loans totaling $210.0 million, net of unamortized loan fees totaling $1.6 million at December 31, 2020.
(2)Total loans include net deferred loan origination costs (fees) and premiums (discounts) of $7.9 million and $6.2 million at June 30, 2021 and December 31, 2020.

Held-for-investment loans increased $87.1 million to $5.99 billion from December 31, 2020, resulting from higher commercial real estate loans of $64.6 million, multifamily loans of $36.0 million and single family residential loans of $57.9 million, offset by lower commercial and industrial (C&I) loans of $17.4 million due, in part, to decreased utilization of credit facilities and lower construction loans of $25.5 million due to prepayment activity. SBA loans also decreased by $19.5 million due mostly from the SBA processing forgiveness requests of $157.8 million offset by $143.7 million in new PPP loans originated. At June 30, 2021, SBA loans included $193.9 million of PPP loans, net of fees.

During the year, we purchased $366.0 million in loans, comprised of single family residential loans of $336.2 million and multifamily loans of $29.8 million.

We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. As of June 30, 2021, loans secured by residential real estate (single-family, multifamily, single-family construction, and credit facilities) represent approximately 69% of our total loans outstanding.

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
The following table presents the risk categories for total loans by class of loans as of June 30, 2021 and December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial:
Commercial and industrial	$1,970,948	$52,099	$47,712	$151	$2,070,910
Commercial real estate	828,933	26,558	15,158	1,141	871,790
Multifamily	1,268,917	54,908	1,945	—	1,325,770
SBA	238,512	3,168	11,763	481	253,924
Construction	141,443	9,114	—	—	150,557
Consumer:
Single family residential mortgage	1,254,045	11,002	23,129	—	1,288,176
Other consumer	24,159	92	99	—	24,350
Total	$5,726,957	$156,941	$99,806	$1,773	$5,985,477

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial:
Commercial and industrial	$2,019,701	$17,232	$51,375	$—	$2,088,308
Commercial real estate	760,612	30,485	16,098	—	807,195
Multifamily	1,284,995	2,853	1,972	—	1,289,820
SBA	264,851	3,275	4,837	481	273,444
Construction	167,485	8,531	—	—	176,016
Consumer:
Single family residential mortgage	1,202,758	11,853	15,625	—	1,230,236
Other consumer	31,823	1,215	348	—	33,386
Total	$5,732,225	$75,444	$90,255	$481	$5,898,405

Loans risk rated special mention increased $81.5 million to $156.9 million at June 30, 2021 compared to $75.4 million at December 31, 2020 due to downgrades of certain multifamily and commercial and industrial loans offset by loan payoffs and loan amortization. Loans risk rated substandard increased $9.6 million to $99.8 million at June 30, 2021 compared to $90.3 million at December 31, 2020 due to downgrades of certain single family residential loans and the repurchase of $6.5 million of guaranteed SBA loans pending resolution, offset by upgrades and payoffs.

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The C&I industry concentrations in dollars and as a percentage of total outstanding C&I loan balances are summarized below:

	June 30, 2021
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and Insurance - Warehouse Lending	$1,345,314	65%
Real Estate & Rental Leasing	192,323	9%
Finance and Insurance - Other	84,528	4%
Gas Stations	73,169	4%
Healthcare	71,941	3%
Wholesale Trade	40,757	2%
Manufacturing	34,086	2%
Television / Motion Pictures	30,002	1%
Food Services	29,371	1%
Other Retail Trade	28,999	1%
Professional Services	19,448	1%
Transportation	4,739	—%
Accommodations	2,200	—%
All Other	114,033	6%
Total	$2,070,910	100%

Non-Traditional Mortgage Portfolio ("NTM")
Our NTM portfolio is comprised of three interest-only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2021 and December 31, 2020, the NTM portfolio totaled $462.6 million, or 7.7% of the total gross loan portfolio, and $437.1 million, or 7.4% of the total gross loan portfolio. The total NTM portfolio increased by $25.5 million, or 5.8% during the six months ended June 30, 2021. The increase was primarily due to loan purchases offset by principal paydowns and payoffs. We no longer originate NTM loans, however loans were purchased which meet the criteria to be considered NTM loans. NTM loans on nonaccrual status included $5.9 million of Green Loans and $3.4 million of Interest Only loans at June 30, 2021 compared to $4.0 million of Green Loans and $4.7 million of Interest Only loans at December 31, 2020.
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
Green Loans, including first and second liens, totaled $30.4 million at June 30, 2021, a decrease of $2.8 million, or 8.4% from $33.2 million at December 31, 2020. The following table presents our Green Loans first lien portfolio at June 30, 2021 by FICO scores that were obtained during the quarter ended June 30, 2021, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2020:

	By FICO Scores Obtained During the Quarter Ended June 30, 2021			By FICO Scores Obtained During the Quarter Ended December 31, 2020			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	10	$3,184	11.1%	10	$5,143	17.9%	—	$(1,959)	(38.1)%
700-799	23	20,042	69.6%	22	15,974	55.5%	1	4,068	25.5%
600-699	6	4,772	16.6%	7	6,881	23.9%	(1)	(2,109)	(30.6)%
<600	1	272	0.9%	1	272	0.9%	—	—	—%
No FICO	2	526	1.8%	2	526	1.8%	—	—	—%
Totals	42	$28,796	100.0%	42	$28,796	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing the current unpaid principal balance by the latest estimated property value received per our policy. The table below represents our single family residential NTM first lien portfolio by LTV ratio ranges as of the dates indicated:

($ in thousands)	Green			Interest Only			Negative Amortization			Total
LTV ratio range	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
June 30, 2021
< 61%	40	$26,526	92.1%	192	$281,970	65.5%	5	$1,690	100.0%	237	$310,186	67.3%
61-80%	2	2,270	7.9%	97	144,999	33.7%	—	—	—%	99	147,269	31.9%
81-100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
> 100%	—	—	—%	1	3,519	0.8%	—	—	—%	1	3,519	0.8%
Total	42	$28,796	100.0%	290	$430,488	100.0%	5	$1,690	100.0%	337	$460,974	100.0%
December 31, 2020
< 61%	42	$25,946	82.1%	190	$271,108	67.5%	8	$2,288	100.0%	240	$299,342	68.7%
61-80%	6	5,641	17.9%	91	126,281	31.4%	—	—	—%	97	131,922	30.3%
81-100%	—	—	—%	2	4,251	1.1%	—	—	—%	2	4,251	1.0%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	48	$31,587	100.0%	283	$401,640	100.0%	8	$2,288	100.0%	339	$435,515	100.0%

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$728	$(728)	(100.0)%
Nonaccrual loans	51,299	35,900	15,399	42.9%
Total nonperforming loans	51,299	36,628	14,671	40.1%
Other real estate owned	3,253	—	3,253	—%
Total nonperforming assets	$54,552	$36,628	$17,924	48.9%
Performing restructured loans (1)	$6,029	$4,733	$1,296	27.4%
Total nonperforming loans to total loans	0.86%	0.62%
Total nonperforming assets to total assets	0.68%	0.46%
ALL to nonperforming loans	147.93%	221.22%
ACL to nonperforming loans	155.36%	229.91%
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

Additional interest income of approximately $702 thousand and $1.2 million would have been recorded during the three and six months ended June 30, 2021, had these loans been paid in accordance with their original terms throughout the periods indicated.

Non-performing loans increased $14.7 million to $51.3 million as of June 30, 2021, of which $32.0 million, or 62%, relates to loans in a current payment status. The increase was due to $34.0 million of loans placed on non-accrual status, including $6.6 million in guaranteed SBA loans that were repurchased and are pending resolution, offset by $19.3 million in cured loans and payoffs. Of the $34.0 million of loans placed on non-accrual status, $23.8 million, related to SFR loans.

At June 30, 2021, non-performing loans included (i) a legacy relationship totaling $7.2 million that is well-secured by a combination of commercial real estate and SFR properties with an average loan-to-value ratio of 50%, (ii) SFR loans totaling $21.2 million, (iii) repurchased guaranteed SBA loans of $6.6 million, and (iv) other commercial loans of $16.3 million.

At June 30, 2021, non-performing assets includes other real estate, consisting of one SFR property, totaling $3.3 million.

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
At June 30, 2021 and December 31, 2020, we had 11 and 13 loans classified as TDRs, with an aggregate balance of $9.1 million and $9.0 million. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the six months ended June 30, 2021 was primarily due to one single family residential loan totaling $1.8 million.
At June 30, 2021, of the 11 loans classified as TDRs, 8 loans totaling $6.0 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2020, of the 13 loans classified as TDRs, 10 loans totaling $4.7 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.

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

Allowance for Credit Losses (ACL)
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during June 2021. In contrast to the March 2021 forecasts, the assumptions in the June 2021 forecasts generally reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates). While the June 2021 forecasts reflect an improving economy with the rollout of the vaccine and other factors, there continues to be uncertainty regarding the impact of inflation (lasting or transitory), COVID-19 variants and the ultimate pace of the recovery. Accordingly, our economic assumptions and the resulting ACL level and provision reversal consider both the positive assumptions and potential uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.
The allowance for expected credit losses (ACL), which includes the reserve for unfunded loan commitments, totaled $79.7 million, or 1.33% of total loans, at June 30, 2021, compared to $84.2 million, or 1.43% of total loans, at December 31, 2020. The $4.5 million decrease in the ACL was due to: (i) lower general reserves of $4.4 million from portfolio mix, including higher balances, offset by improved economic assumptions and asset quality trends, (ii) net charge-offs of $1.3 million, and (iii) other changes in specific reserves of $1.1 million. The ACL coverage of non-performing loans was 155% at June 30, 2021 compared to 230% at December 31, 2020.
The reserve for unfunded loan commitments was established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	June 30, 2021	December 31, 2020
Allowance for credit losses:
Allowance for loan losses (ALL)	$75,885	$81,030
Reserve for unfunded loan commitments	3,814	3,183
Total allowance for credit losses (ACL)	$79,699	$84,213

ALL to total loans	1.27%	1.37%
ACL to total loans	1.33%	1.43%
ACL to total loans, excluding PPP loans	1.38%	1.48%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$79,353	$3,360	$82,713	$78,243	$3,888	$82,131
Loans charged off	(886)	—	(886)	—	—	—
Recoveries of loans previously charged off	26	—	26	608	—	608
Net (charge-offs) recoveries	(860)	—	(860)	608	—	608
(Reversal of) provision for credit losses	(2,608)	454	(2,154)	11,519	307	11,826
Balance at end of period	$75,885	$3,814	$79,699	$90,370	$4,195	$94,565

	Six Months Ended June 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
Impact of adopting ASU 2016-13(1)	—	—	—	7,609	(1,226)	6,383
Loans charged off	(1,451)	—	(1,451)	(2,076)	—	(2,076)
Recoveries of loans previously charged off	198	—	198	958	—	958
Net charge-offs	(1,253)	—	(1,253)	(1,118)	—	(1,118)
Provision for (reversal of) credit losses	(3,892)	631	(3,261)	26,230	1,357	27,587
Balance at end of period	$75,885	$3,814	$79,699	$90,370	$4,195	$94,565
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
The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	June 30, 2021			December 31, 2020
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$20,156	$2,070,910	34.6%	$20,608	$2,088,308	35.3%
Commercial real estate	16,424	871,790	14.6%	19,074	807,195	13.7%
Multifamily	21,403	1,325,770	22.2%	22,512	1,289,820	21.9%
SBA	3,696	253,924	4.2%	3,145	273,444	4.6%
Construction	4,734	150,557	2.5%	5,849	176,016	3.0%
Consumer:
Single family residential mortgage	9,108	1,288,176	21.5%	9,191	1,230,236	20.9%
Other consumer	364	24,350	0.4%	651	33,386	0.6%
Total	$75,885	$5,985,477	100.0%	$81,030	$5,898,405	100.0%

The following table provides information regarding activity by loan class in the allowance for loan losses during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
ALL at beginning of period	$79,353	$78,243	$81,030	$57,649
Impact of adopting ASU 2016-13(1)	—	—	—	7,609
Charge-offs:
Commercial and industrial	(500)	—	(1,065)	(1,164)
SBA	(386)	—	(386)	(356)
Single family residential mortgage	—	—	—	(552)
Other consumer	—	—	—	(4)
Total charge-offs	(886)	—	(1,451)	(2,076)
Recoveries:
Commercial and industrial	23	119	68	149
SBA	3	—	129	121
Single family residential mortgage	—	488	—	639
Other consumer	—	1	1	49
Total recoveries	26	608	198	958
Net (charge-offs) recoveries	(860)	608	(1,253)	(1,118)
(Reversal of) provision for credit losses - loans	(2,608)	11,519	(3,892)	26,230
ALL at end of period	$75,885	$90,370	$75,885	$90,370
Average total loans held-for-investment	$5,769,428	$5,687,652	$5,775,992	$5,723,094
Total loans held-for-investment at end of period	$5,985,477	$5,627,696	$5,985,477	$5,627,696
Ratios:
Annualized net charge-offs to average total loans held-for-investment	0.06%	(0.04)%	0.04%	0.04%
ALL to total loans held-for-investment	1.27%	1.61%	1.27%	1.61%
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

The following table presents the activity related to our investment in alternative energy partnerships for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$23,809	$27,347	$27,977	$29,300
New funding	—	—	—	3,631
Change in unfunded commitments	—	—	—	(3,225)
Cash distribution from investments	(570)	(547)	(1,108)	(1,001)
Gain (loss) on investments using HLBV method	829	167	(2,801)	(1,738)
Balance at end of period	$24,068	$26,967	$24,068	$26,967
Unfunded equity commitments at end of period	$—	$—	$—	$—

Our most recent investment in alternative energy partnerships totaling $3.6 million occurred in March 2020.
During the three months ended June 30, 2021 and 2020, we recognized gains on investment of $829 thousand and $167 thousand. During the six months ended June 30, 2021 and 2020, we recognized losses on investment of $2.8 million and $1.7 million. The HLBV losses for the six months ended June 30, 2021 and 2020 were largely driven by accelerated tax depreciation on equipment and the recognition of energy tax credits which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions. From an income tax benefit perspective, we recognized no investment tax credits during these periods; however, we recorded income tax expense related to these investments of $228 thousand and $38 thousand for the three months ended June 30, 2021 and 2020 and income tax benefit of $770 thousand and $398 thousand for the six months ended June 30, 2021 and 2020.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2021		December 31, 2020
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$1,808,918	29.1%	$1,559,248	25.6%	$249,670
Interest-bearing demand deposits	2,217,306	35.7%	2,107,942	34.6%	109,364
Savings accounts	901,334	14.5%	932,363	15.3%	(31,029)
Money market accounts	692,390	11.2%	714,297	11.7%	(21,907)
Certificates of deposit of $250,000 or less	239,580	3.9%	316,585	5.2%	(77,005)
Certificates of deposit of more than $250,000	347,016	5.6%	455,365	7.6%	(108,349)
Total deposits	$6,206,544	100.0%	$6,085,800	100.0%	$120,744

Total deposits were $6.2 billion at June 30, 2021, an increase of $120.7 million, or 2.0%, from $6.1 billion at December 31, 2020. We continue to focus on growing relationship-based deposits, strategically augmented by wholesale funding, as we actively managed down deposit costs in response to the current interest rate environment. Noninterest-bearing deposits totaled $1.81 billion and represented 29.1% of total deposits at June 30, 2021 compared to $1.56 billion and 25.6% at December 31, 2020.
During the six months ended June 30, 2021, demand deposits increased by $359.0 million, due to higher noninterest-bearing deposits of $249.7 million and interest-bearing demand deposits of $109.4 million. These increases were offset by decreases in savings accounts of $31.0 million, money market accounts of $21.9 million, and time deposits of $185.4 million.
Brokered deposits were $10.0 million at June 30, 2021, and $26.2 million at December 31, 2020. The decrease between periods related to maturities of brokered time deposits.
The following table presents the scheduled maturities of certificates of deposit as of June 30, 2021:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$72,794	$60,317	$71,071	$35,398	$239,580
Certificates of deposit of more than $250,000	130,340	145,919	35,881	34,876	347,016
Total certificates of deposit	$203,134	$206,236	$106,952	$70,274	$586,596

Borrowings
We utilized FHLB advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintained additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
During the six months ended June 30, 2021, FHLB advances decreased $49.4 million, or 9.1%, to $490.4 million, net of unamortized debt issuance costs of $5.6 million, as of June 30, 2021, primarily due to maturities of term advances of $50.0 million.
At June 30, 2021, FHLB advances included $85.0 million overnight borrowings and $411.0 million in term advances with a weighted average life of 4.5 years and weighted average interest rate of 2.53%.
We did not utilize repurchase agreements at June 30, 2021 or December 31, 2020.
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at June 30, 2021.
The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $441.0 million and $196.0 million at June 30, 2021 and December 31, 2020. Borrowings under the AFX totaled $125.0 million and zero at June 30, 2021 and December 31, 2020.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

	June 30, 2021		December 31, 2020
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,193)	$175,000	$(1,291)
4.375% subordinated notes due October 30, 2030	85,000	(2,253)	85,000	(2,394)
Total	$260,000	$(3,446)	$260,000	$(3,685)

At June 30, 2021, we were in compliance with all covenants under our long-term debt agreements.

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
As a result of current economic conditions, including government stimulus in response to the pandemic, we have participated in the elevated levels of liquidity in the marketplace. A portion of the additional liquidity is viewed as short-term as it is expected to be used by clients in the near term and, accordingly, we have maintained higher levels of liquid assets. We have not observed a change in the level of clients' credit line usage and as the Bank's PPP loans are expected to be forgiven over the next 9 to 12 months..
Banc of California, N.A.
At June 30, 2021, the Company had borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) of $269.5 million, including the secured borrowing capacity through the Federal Reserve Discount Window and Borrower-in-Custody ("BIC") program. At June 30, 2021, the Bank has pledged certain qualifying loans with an unpaid principal balance of $553.1 million and securities with a carrying value of $8.9 million as collateral for these lines of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and six months ended June 30, 2021.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans and investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances from pre-established secured lines of credit as a secondary source of liquidity to provide funds for its lending activities and to enhance its interest rate risk management. The Bank also has additional sources of secondary liquidity through its ability to obtain brokered deposits or use securities sold under repurchase agreements to leverage its capital base, as well as a pre-established secured line of credit through the Federal Reserve BIC program. Liquidity management is both a daily and long-term function of business management. Any excess liquidity is typically invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.

Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and our ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the six months ended June 30, 2021, the Bank paid $12.0 million of dividends to Banc of California, Inc. At June 30, 2021, Banc of California, Inc. had $36.9 million in cash, all of which was on deposit at the Bank.
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expired in February 2021. There were no common stock repurchases during the six months ended June 30, 2021.
During the six months ended June 30, 2021, we repurchased all outstanding depositary shares representing shares of our Series D. The aggregate total consideration for the Series D depositary shares purchased was $93.3 million. The $3.3 million difference between the consideration paid and the $89.9 million aggregate carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in a decrease to net income allocated to common stockholders.
On a consolidated basis, cash and cash equivalents totaled $163.3 million, or 2.0% of total assets at June 30, 2021. This compared to $220.8 million, or 2.8% of total assets, at December 31, 2020. The $57.5 million decrease was mainly due to the decrease in deposits.
At June 30, 2021, we had available unused secured borrowing capacities of $753.7 million from the FHLB and $269.5 million from the Federal Reserve, as well as $210.0 million from unsecured federal funds lines of credit. We also maintained repurchase agreements of which none were outstanding at June 30, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. We also had unpledged securities available-for-sale of $1.32 billion at June 30, 2021. We also have the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $441.0 million at June 30, 2021. Borrowings under the AFX totaled $125.0 million and zero at June 30, 2021 and December 31, 2020.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of June 30, 2021. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of June 30, 2021:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$88,629	$12,345	$54,783	$18,517	$2,984
Unused lines of credit	1,528,218	1,305,615	115,944	63,699	42,960
Standby letters of credit	8,377	7,956	421	—	—
Total commitments	$1,625,224	$1,325,916	$171,148	$82,216	$45,944
FHLB advances	$496,000	$85,000	$—	$311,000	$100,000
Other borrowings	125,000	125,000	—	—	—
Long-term debt	260,000	—	—	175,000	85,000
Operating and capital lease obligations	23,920	4,987	7,613	5,400	5,920
Certificates of deposit	586,596	516,322	67,232	3,042	—
Total contractual obligations	$1,491,516	$731,309	$74,845	$494,442	$190,920

At June 30, 2021, we had unfunded commitments of $16.1 million, $5.6 million, and $2.5 million for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.

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

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Banc of California, Inc.
Total risk-based capital	$926,650	15.33%	$483,445	8.00%	N/A	N/A
Tier 1 risk-based capital	768,313	12.71%	362,583	6.00%	N/A	N/A
Common equity tier 1 capital	673,357	11.14%	271,938	4.50%	N/A	N/A
Tier 1 leverage	768,313	9.89%	310,848	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,042,549	17.25%	$483,456	8.00%	$604,320	10.00%
Tier 1 risk-based capital	972,134	16.09%	362,592	6.00%	483,456	8.00%
Common equity tier 1 capital	972,134	16.09%	271,944	4.50%	392,808	6.50%
Tier 1 leverage	972,134	12.52%	310,563	4.00%	388,204	5.00%
December 31, 2020
Banc of California, Inc.
Total risk-based capital	$996,466	17.01%	$468,628	8.00%	N/A	N/A
Tier 1 risk-based capital	840,501	14.35%	351,471	6.00%	N/A	N/A
Common equity tier 1 capital	655,623	11.19%	263,603	4.50%	N/A	N/A
Tier 1 leverage	840,501	10.90%	308,555	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,011,587	17.27%	$468,698	8.00%	$585,873	10.00%
Tier 1 risk-based capital	938,346	16.02%	351,524	6.00%	468,698	8.00%
Common equity tier 1 capital	938,346	16.02%	263,643	4.50%	380,817	6.50%
Tier 1 leverage	938,346	12.19%	307,894	4.00%	384,868	5.00%

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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, any near term dividend by the Bank will require OCC approval. During the three and six months ended June 30, 2021, the Bank paid zero and $12.0 million in dividends to Banc of California, Inc.
During the three and six months ended June 30, 2021, we declared and paid dividends on our common stock of $0.06 and $0.12 per share totaling $3.0 million and $6.0 million in addition to dividends on our preferred stock totaling $1.7 million and $4.9 million.

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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we evaluate various strategies including:
•Originating and purchasing adjustable rate mortgage loans,
•Selling longer duration fixed or hybrid mortgage loans,
•Originating shorter-term consumer loans,
•Managing the duration of investment securities,
•Managing our deposits to establish stable deposit relationships and grow noninterest-bearing deposits which tend to have a lower expectation of yield,
•Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and
•Managing the percentage of fixed rate loans in our portfolio.
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
Our interest rate risk exposure is measured and monitored through various risk management tools, including a simulation model that performs interest rate sensitivity analysis under multiple scenarios. The simulation model is based on the actual maturities and re-pricing characteristics of the Bank’s interest-rate sensitive assets and liabilities. The simulated interest rate scenarios include an instantaneous parallel shift in the yield curve (“Rate Shock”). We then evaluate the simulation results using two approaches: Net Interest Income at Risk (“NII at Risk”), and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled utilizing various assumptions for assets, liabilities, and derivatives for 12 and 24 months.
EVE is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the bank under various interest rate scenarios. The economic value approach provides a comparatively broader scope than the net income volatility approach since it captures all anticipated cash flows.
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
At June 30, 2021, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Bank’s economic value of equity at June 30, 2021 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
June 30, 2021
+200 bps	$1,531,420	$133,707	9.6%	$250,054	$10,748	4.5%
+100 bps	1,470,726	73,013	5.2%	243,673	4,367	1.8%
0 bps	1,397,713			239,306
-100 bps	1,292,805	(104,908)	(7.5)%	233,437	(5,869)	(2.5)%
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

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency exchange risk and commodity price risk, infrequently arise in the normal course of our business activities and operations.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2021 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
On April 5, 2021, the parties informed the Court that they had reached agreement on a Memorandum of Understanding to resolve the action and hoped to be able to file a Stipulation of Settlement within 90 days. The proposed settlement, which requires Court approval, requires only governance changes by the Company and does not contain a monetary component except for a potential award of attorneys’ fees. On July 8, 2021, the Court stayed the time for the Company to respond to the consolidated complaint and ordered the parties to file a Joint Status Report by August 6, 2021 if a Motion for Preliminary Approval of a settlement has not been filed by that time. The parties are currently negotiating the amount of attorney’s fees, if any, that the Company will cause its insurance carriers to pay to counsel for plaintiffs as part of the settlement that is being negotiated.

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From April 1, 2021 to April 30, 2021	33,505	$18.04	—	$—
From May 1, 2021 to May 31, 2021	2,212	$17.51	—	$—
From June 1, 2021 to June 30, 2021	6,184	$18.35	—	$—
Total	41,901	$18.06	—

Preferred Stock (Depositary Shares):
From April 1, 2021 to April 30, 2021	—	$—	—	—
From May 1, 2021 to May 31, 2021	—	$—	—	—
From June 1, 2021 to June 30, 2021	—	$—	—	—
Total	—	$—	—	—

During the three months ended June 30, 2021, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans. There were no purchases of shares of common stock during the three months ended June 30, 2021 related to the Company's previously announced stock repurchase program.
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
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 6, 2021	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2021	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2021	/s/ Mike Smith
Mike Smith
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)