Form 10-Q
period 2021-09-30
BANC OF CALIFORNIA, INC.
filed 2021-11-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 1, 2021, the registrant had outstanding 62,180,037 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2021

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
vii.changes in general economic conditions, either nationally or in our market areas, including the impact of supply chain disruptions, or changes in financial markets;
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
xvii.failures or security breaches with respect to the network, applications, vendors and computer systems on which we depend, including but not limited to, due to cybersecurity threats;
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

Further, statements about the potential effects of the Pacific Mercantile Bancorp (“PMBC”) acquisition on the business, financial results and condition of BANC and its subsidiaries may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the control of BANC, including (i) the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which BANC and PMBC operate; (ii) the ability to promptly and effectively integrate the businesses of BANC and PMBC; (iii) the reaction to the transaction of the companies’ customers, employees and counterparties; (iv) diversion of management time on integration-related issues; (v) lower than expected revenues, credit quality deterioration or a reduction in real estate values or a reduction in net earnings; and (vi) other risks that are described in BANC’s public filings with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$31,594	$38,330
Interest-earning deposits in financial institutions	154,246	182,489
Total cash and cash equivalents	185,840	220,819
Securities available-for-sale, at fair value	1,303,368	1,231,431
Loans held-for-sale, carried at fair value	3,422	1,413
Loans receivable	6,228,575	5,898,405
Allowance for loan losses	(73,524)	(81,030)
Loans receivable, net	6,155,051	5,817,375
Federal Home Loan Bank and other bank stock, at cost	44,604	44,506
Premises and equipment, net	114,011	121,520
Bank owned life insurance	113,884	111,807
Operating lease right-of-use assets	29,054	19,633
Investments in alternative energy partnerships, net	25,196	27,977
Deferred income taxes, net	40,659	45,957
Goodwill	37,144	37,144
Other intangible assets, net	1,787	2,633
Other assets	224,721	195,119
Total assets	$8,278,741	$7,877,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,107,709	$1,559,248
Interest-bearing deposits	4,435,516	4,526,552
Total deposits	6,543,225	6,085,800
Federal Home Loan Bank advances, net	405,738	539,795
Other borrowings	100,000	—
Long-term debt, net	256,706	256,315
Reserve for loss on repurchased loans	5,023	5,515
Operating lease liabilities	30,390	20,647
Accrued expenses and other liabilities	92,856	72,055
Total liabilities	7,433,938	6,980,127
Commitments and contingent liabilities
Preferred stock	94,956	184,878
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 52,732,060 shares issued and 50,321,096 shares outstanding at September 30, 2021; 52,178,453 shares issued and 49,767,489 shares outstanding at December 31, 2020	527	522
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at September 30, 2021 and at December 31, 2020	5	5
Additional paid-in capital	631,512	634,704
Retained earnings	147,682	110,179
Treasury stock, at cost (2,410,964 and 2,410,964 shares at September 30, 2021 and December 31, 2020)	(40,827)	(40,827)
Accumulated other comprehensive income, net	10,948	7,746
Total stockholders’ equity	844,803	897,207
Total liabilities and stockholders’ equity	$8,278,741	$7,877,334
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Interest and dividend income
Loans, including fees	$63,837	$61,900	$62,019	$187,082	$191,195
Securities	7,167	6,986	6,766	20,654	22,402
Other interest-earning assets	787	791	881	2,350	3,480
Total interest and dividend income	71,791	69,677	69,666	210,086	217,077
Interest expense
Deposits	2,412	3,543	7,564	10,241	32,380
Federal Home Loan Bank advances	2,990	2,944	3,860	9,046	14,561
Securities sold under repurchase agreements	—	—	2	—	4
Long-term debt and other interest-bearing liabilities	3,413	3,343	2,385	10,060	7,101
Total interest expense	8,815	9,830	13,811	29,347	54,046
Net interest income	62,976	59,847	55,855	180,739	163,031
(Reversal of) provision for credit losses	(1,147)	(2,154)	1,141	(4,408)	28,728
Net interest income after (reversal of) provision for credit losses	64,123	62,001	54,714	185,147	134,303
Noninterest income
Customer service fees	1,900	1,990	1,498	5,648	3,818
Loan servicing income	170	38	186	476	356
Income from bank owned life insurance	715	690	629	2,077	1,798
Net gain on sale of securities available-for-sale	—	—	—	—	2,011
Fair value adjustment for loans held-for-sale	160	20	24	180	(1,537)
Net gain on sale of loans	—	—	272	—	245
Other income	2,574	1,432	1,345	5,689	4,852
Total noninterest income	5,519	4,170	3,954	14,070	11,543
Noninterest expense
Salaries and employee benefits	24,786	25,042	23,277	75,547	70,973
Naming rights termination	—	—	—	—	26,769
Occupancy and equipment	7,124	7,277	7,457	21,597	21,790
Professional fees	892	1,749	5,147	6,663	15,707
Data processing	1,646	1,621	1,657	4,922	4,966
Advertising and promotion	122	78	219	318	3,132
Regulatory assessments	812	769	784	2,355	1,993
(Gain) loss on investments in alternative energy partnerships	(1,785)	(829)	(1,430)	1,016	308
Reversal of provision for loan repurchases	(42)	(99)	(91)	(273)	(725)
Amortization of intangible assets	282	282	353	846	1,212
Merger-related costs	1,000	700	—	2,400	—
All other expense	2,974	3,969	3,021	9,714	13,958
Total noninterest expense	37,811	40,559	40,394	125,105	160,083
Income (loss) from operations before income taxes	31,831	25,612	18,274	74,112	(14,237)
Income tax expense (benefit)	8,661	6,562	2,361	17,517	(5,108)
Net income (loss)	23,170	19,050	15,913	56,595	(9,129)
Preferred stock dividends	1,727	1,727	3,447	6,595	10,422
Income allocated to participating securities	—	—	281	160	—
Participating securities dividends	—	—	94	—	282
Impact of preferred stock redemption	—	—	7	3,347	(568)
Net income (loss) available to common stockholders	$21,443	$17,323	$12,084	$46,493	$(19,265)
Earnings (loss) per common share:
Basic	$0.42	$0.34	$0.24	$0.92	$(0.38)
Diluted	$0.42	$0.34	$0.24	$0.91	$(0.38)
Earnings (loss) per class B common share:
Basic	$0.42	$0.34	$0.24	$0.92	$(0.38)
Diluted	$0.42	$0.34	$0.24	$0.92	$(0.38)
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Net income (loss)	$23,170	$19,050	$15,913	$56,595	$(9,129)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(3,792)	9,555	16,831	3,202	14,585
Reclassification adjustment for gain included in net (loss) income	—	—	—	—	(1,419)
Total change in unrealized (loss) gain on available-for-sale securities	(3,792)	9,555	16,831	3,202	13,166
Total other comprehensive (loss) income	(3,792)	9,555	16,831	3,202	13,166
Comprehensive income	$19,378	$28,605	$32,744	$59,797	$4,037

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended September 30, 2021
Balance at June 30, 2021	$94,956	$527	$5	$630,654	$129,307	$(40,827)	$14,740	$829,362
Comprehensive income:
Net income	—	—	—	—	23,170	—	—	23,170
Other comprehensive loss, net	—	—	—	—	—	—	(3,792)	(3,792)
Share-based compensation expense	—	—	—	1,106	—	—	—	1,106
Restricted stock surrendered due to employee tax liability	—	—	—	(278)	—	—	—	(278)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	30	(30)	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	—	(3,038)	—	—	(3,038)
Preferred stock dividends	—	—	—	—	(1,727)	—	—	(1,727)
Balance at September 30, 2021	$94,956	$527	$5	$631,512	$147,682	$(40,827)	$10,948	$844,803

Three Months Ended September 30, 2020
Balance at June 30, 2020	$185,037	$522	$5	$632,117	$85,670	$(40,827)	$(15,565)	$846,959
Comprehensive income:
Net income	—	—	—	—	15,913	—	—	15,913
Other comprehensive income, net	—	—	—	—	—	—	16,831	16,831
Redemption of preferred stock	(159)	—	—	—	(7)	—	—	(166)
Share-based compensation expense	—	—	—	1,346	—	—	—	1,346
Restricted stock surrendered due to employee tax liability	—	—	—	(54)	—	—	—	(54)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(27)	—	—	(27)
Stock appreciation right dividend equivalents	—	—	—	—	(94)	—	—	(94)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,007)	—	—	(3,007)
Preferred stock dividends	—	—	—	—	(3,447)	—	—	(3,447)
Balance at September 30, 2020	$184,878	$522	$5	$633,409	$95,001	$(40,827)	$1,266	$874,254

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Nine Months Ended September 30, 2021
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207
Comprehensive income:
Net income	—	—	—	—	56,595	—	—	56,595
Other comprehensive income, net	—	—	—	—	—	—	3,202	3,202
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of SARs	—	3	—	(5,375)	—	—	—	(5,372)
Share-based compensation expense	—	—	—	3,988	—	—	—	3,988
Restricted stock surrendered due to employee tax liability	—	—	—	(2,133)	—	—	—	(2,133)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	30	(89)	—	—	(59)
Dividends declared ($0.18 per common share)	—	—	—	—	(9,061)	—	—	(9,061)
Preferred stock dividends	—	—	—	—	(6,595)	—	—	(6,595)
Balance at September 30, 2021	$94,956	$527	$5	$631,512	$147,682	$(40,827)	$10,948	$844,803

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)	$(11,900)	$907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive loss:
Net loss	—	—	—	—	(9,129)	—	—	(9,129)
Other comprehensive income, net	—	—	—	—	—	—	13,166	13,166
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(4,947)	—	—	—	568	—	—	(4,379)
Repurchase of 827,584 shares of common stock	—	—	—	—	—	(12,041)	—	(12,041)
Share-based compensation expense	—	—	—	4,392	—	—	—	4,392
Restricted stock surrendered due to employee tax liability	—	—	—	(829)	—	—	—	(829)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(74)	—	—	(74)
Stock appreciation right dividend equivalents	—	—	—	—	(282)	—	—	(282)
Dividends declared ($0.18 per common share)	—	—	—	—	(8,890)	—	—	(8,890)
Preferred stock dividends	—	—	—	—	(10,422)	—	—	(10,422)
Balance at September 30, 2020	$184,878	$522	$5	$633,409	$95,001	$(40,827)	$1,266	$874,254

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$56,595	$(9,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Reversal of) provision for credit losses	(4,408)	28,728
Reversal of provision for loan repurchases	(273)	(725)
Depreciation on premises and equipment	11,414	12,378
Amortization of intangible assets	846	1,212
Amortization of debt issuance costs	1,283	537
Net amortization of premium on securities	1,184	676
Net accretion of deferred loan costs and fees	(3,430)	(2,007)
Net amortization (accretion) of premiums (discounts) on purchased loans	2,367	(361)
Write-off of other assets related to naming rights termination, net	—	6,669
Debt extinguishment fee	—	2,515
Deferred income tax benefit	(3,476)	(2,553)
Bank owned life insurance income	(2,077)	(1,798)
Share-based compensation expense	3,988	4,392
(Income) loss on interest rate swaps	(240)	285
Loss on investments in alternative energy partnerships and affordable housing investments	4,130	4,327
Impairment on capitalized software projects	—	157
Fair value adjustment for loans held-for-sale	(180)	1,537
Net gain on sale of loans	—	(245)
Net gain on sale of securities available-for-sale	—	(2,011)
Gain on sale-leaseback of branch	(841)	—
Loss on disposal of property and equipment	4	106
Repurchase of mortgage loans	(1,852)	—
Proceeds from sales of and principal collected on loans held-for-sale	23	18,853
Change in accrued interest receivable and other assets	5,063	(673)
Change in accrued interest payable and other liabilities	5,579	(24,273)
Net cash provided by operating activities	75,699	38,597

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	22,727
Proceeds from maturities and calls of securities available-for-sale	120,230	30,000
Proceeds from principal repayments of securities available-for-sale	22,499	5,075
Purchases of securities available-for-sale	(226,813)	(371,092)
Loan originations and principal collections, net	281,951	427,308
Purchases of loans	(615,359)	(154,864)
Redemption of Federal Home Loan Bank stock	436	23,972
Purchases of Federal Home Loan Bank and other bank stock	(534)	(9,361)
Proceeds from sale of other real estate owned	3,618	1,078
Purchases of premises and equipment	(2,256)	(4,547)
Proceeds from sale-leaseback of branch	3,913	—
Payments of capital lease obligations	(103)	(398)
Funding of equity investment	(6,320)	(17,346)
Decrease (increase) in investments in alternative energy partnerships	1,765	(2,019)
Net cash used in investing activities	(416,973)	(49,467)

Cash flows from financing activities:
Net increase in deposits	457,425	605,099
Net decrease in short-term Federal Home Loan Bank advances	(135,000)	(505,000)
Repayment of long-term Federal Home Loan Bank advances	—	(235,000)
Proceeds from long-term Federal Home Loan Bank advances	—	111,000
Debt extinguishment and financing fees paid	—	(9,368)
Net increase in other borrowings	100,000	—
Redemption of preferred stock	(93,269)	(4,379)
Purchase of treasury stock	—	(12,041)
Proceeds from exercise of stock options	300	—
Purchase of stock surrendered to pay tax liability	(7,505)	(829)
Dividend equivalents paid on participating securities	—	(282)
Dividends paid on preferred stock	(6,595)	(10,422)
Dividends paid on common stock	(9,061)	(8,890)
Net cash provided by (used in) financing activities	306,295	(70,112)
Net change in cash and cash equivalents	(34,979)	(80,982)
Cash and cash equivalents at beginning of period	220,819	373,472
Cash and cash equivalents at end of period	$185,840	$292,490

Supplemental cash flow information
Interest paid on deposits and borrowed funds	25,133	52,577
Income taxes paid	11,975	758

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	3,253	1,116
Equipment acquired under capital leases	256	30
Operating lease right-of-use assets recognized	14,172	(960)
Operating lease liabilities recognized	14,172	960
Impact of adoption of ASU 2016-13 on retained earnings	—	(4,503)
Receivable on unsettled securities sales	40,500	—
Due on unsettled securities purchases	25,000	—

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2021

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 33 full-service branches located throughout Southern California as of September 30, 2021.
Merger with Pacific Mercantile Bancorp: On October 18, 2021, the Company completed the acquisition of Pacific Mercantile Bancorp, pursuant to which Pacific Mercantile Bancorp merged with and into the Company, with the Company as the surviving corporation. Refer to Note 18, Subsequent Events.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by us with the SEC. The December 31, 2020 consolidated statements of financial condition presented herein have been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation, including i) reclassification of income taxes receivable to other assets in the consolidated statement of financial condition, and ii) reclassification of outside services expense from "outside services fees" to "all other expense" in the consolidated statements of operations.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
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

Recent Accounting Guidance: In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants("ASU 2021-06"). This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants Disclosures for Bank and Savings and Loan Registrants. The amendments in this update are effective upon addition to the FASB Codification and are not expected to have a material impact on the consolidated financial statements.
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
Sale-leaseback Transaction: In September 2021, the Company completed a sale-leaseback transaction for one of its branch locations. The Company sold the branch for $4.2 million and recognized a gain of $841 thousand. The Company also entered into a 5-year lease agreement for this branch and recognized a right-of-use asset and lease liability for $811 thousand.

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at September 30, 2021 or December 31, 2020.
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
Derivative Assets and Liabilities:
Interest Rate Swaps. We offer interest rate swap products to certain loan clients to allow them to hedge the risk of rising interest rates on their variable rate loans. We originate a variable rate loan and enter into a variable-to-fixed interest rate swap with the client. We also enter into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow us to originate a variable rate loan while providing a contract for fixed interest payments for the client. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$15,421	$—	$15,421	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	193,286	—	193,286	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	255,305	—	255,305	—
Municipal securities	120,417	—	120,417	—
Non-agency residential mortgage-backed securities	154	—	154	—
Collateralized loan obligations	549,277	—	549,277	—
Corporate debt securities	169,508	—	169,508	—
Loans held-for-sale, carried at fair value	3,422	—	2,427	995
Derivative assets:
Interest rate swaps (1)	4,495	—	4,495	—
Foreign exchange contracts (1)	173	—	173	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	4,739	—	4,739	—
Foreign exchange contracts (2)	159	—	159	—

December 31, 2020
Assets
Securities available-for-sale:
SBA loan pools securities	$17,354	$—	$17,354	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	106,384	—	106,384	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	211,831	—	211,831	—
Municipal securities	68,623	—	68,623	—
Non-agency residential mortgage-backed securities	160	—	160	—
Collateralized loan obligations	677,785	—	677,785	—
Corporate debt securities	149,294	—	149,294	—
Loans held-for-sale, carried at fair value	1,413	—	468	945
Derivative assets:
Interest rate swaps (1)	7,304	—	7,304	—
Foreign exchange contracts (1)	328	—	328	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	7,789	—	7,789	—
Foreign exchange contracts (2)	313	—	313	—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Loans repurchased from GNMA Loan Pools
Balance at beginning of period	$941	$16,685	$945	$19,233
Total gains (losses) (realized/unrealized):
Included in earnings—fair value adjustment	57	18	57	(1,351)
Sales, settlements, and other	(3)	(15,320)	(7)	(16,499)
Balance at end of period	$995	$1,383	$995	$1,383

Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $1.0 million as of September 30, 2021 and December 31, 2020. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at September 30, 2021 and December 31, 2020 included an expected loss rate of 1.55% for insured loans and 20.00% for uninsured loans. There may be inherent weaknesses in any valuation technique and/or changes in the underlying assumptions used, such as discount rates and estimates of future cash flows, that could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	September 30, 2021			December 31, 2020
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value:
Total loans	$3,422	$3,677	$(255)	$1,413	$1,680	$(267)
Nonaccrual loans (1)	698	747	(49)	654	750	(96)
(1)Includes loans guaranteed by the U.S. government of $189 thousand and $190 thousand at September 30, 2021 and December 31, 2020.

There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of September 30, 2021 and December 31, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net gains (losses) from fair value changes:
Fair value adjustment for loans held-for-sale	$160	$24	$180	$(1,537)

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets
Collateral dependent loans:
Single family residential mortgage	$2,319	$—	$—	$2,319
SBA	3,925	—	—	3,925

December 31, 2020
Assets
Collateral dependent loans:
SBA	$629	$—	$—	$629

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Collateral dependent loans:
Single family residential mortgage	$—	$(191)	$(211)	$(169)
Commercial and industrial	—	(2,285)	38	(9,707)
SBA	(1,377)	(533)	(1,886)	(1,722)
Commercial real estate	2	—	(138)	—

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2021
Financial assets
Cash and cash equivalents	$185,840	$185,840	$—	$—	$185,840
Securities available-for-sale	1,303,368	—	1,303,368	—	1,303,368
Federal Home Loan Bank and other bank stock	44,604	—	44,604	—	44,604
Loans held-for-sale, carried at fair value	3,422	—	2,427	995	3,422
Loans receivable, net of allowance for credit losses	6,155,051	—	—	6,235,625	6,235,625
Accrued interest receivable	30,546	30,546	—	—	30,546
Derivative assets	4,668	—	4,668	—	4,668
Financial liabilities
Deposits	6,543,225	—	—	6,543,653	6,543,653
Advances from Federal Home Loan Bank	405,738	—	437,111	—	437,111
Other borrowings	100,000	—	100,000	—	100,000
Long-term debt	256,706	—	274,493	—	274,493
Derivative liabilities	4,898	—	4,898	—	4,898
Accrued interest payable	6,645	6,645	—	—	6,645

December 31, 2020
Financial assets
Cash and cash equivalents	$220,819	$220,819	$—	$—	$220,819
Securities available-for-sale	1,231,431	—	1,231,431	—	1,231,431
Federal Home Loan Bank and other bank stock	44,506	—	44,506	—	44,506
Loans held-for-sale	1,413	—	468	945	1,413
Loans receivable, net of allowance for credit losses	5,817,375	—	—	5,936,708	5,936,708
Accrued interest receivable	29,445	29,445	—	—	29,445
Derivative assets	7,632	—	7,632	—	7,632
Financial liabilities
Deposits	6,085,800	—	—	6,087,714	6,087,714
Advances from Federal Home Loan Bank	539,795	—	585,416	—	585,416
Long-term debt	256,315	—	273,230	—	273,230
Derivative liabilities	8,102	—	8,102	—	8,102
Accrued interest payable	3,714	3,714	—	—	3,714

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Securities available-for-sale:
SBA loan pool securities	$15,489	$—	$(68)	$15,421
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,708	3,556	(978)	193,286
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	254,775	2,062	(1,532)	255,305
Municipal securities	117,955	3,167	(705)	120,417
Non-agency residential mortgage-backed securities	149	5	—	154
Collateralized loan obligations	551,775	—	(2,498)	549,277
Corporate debt securities	156,995	12,513	—	169,508
Total securities available-for-sale	$1,287,846	$21,303	$(5,781)	$1,303,368
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,436	$—	$(82)	$17,354
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,591	6,793	—	106,384
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	209,426	2,571	(166)	211,831
Municipal securities	64,355	4,272	(4)	68,623
Non-agency residential mortgage-backed securities	156	4	—	160
Collateralized loan obligations	687,505	—	(9,720)	677,785
Corporate debt securities	141,975	7,319	—	149,294
Total securities available-for-sale	$1,220,444	$20,959	$(9,972)	$1,231,431

At September 30, 2021, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations (“CLOs”), and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of September 30, 2021 and December 31, 2020. Accrued interest receivable on debt securities available-for-sale totaled $5.9 million at both September 30, 2021 and December 31, 2020, and is included within other assets in the accompanying consolidated statements of financial condition.
At September 30, 2021 and December 31, 2020, there were no holdings of any one issuer, other than U.S. government agency and sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross realized gains	$—	$—	$—	$2,011
Gross realized losses	—	—	—	—
Net realized gains on sales and calls	$—	$—	$—	$2,011
Proceeds from sales and calls(1)	$20,000	$—	$120,230	$52,727
(1) Includes proceeds from CLO resets

Investment securities with carrying values of $28.9 million and $43.7 million as of September 30, 2021 and December 31, 2020, were pledged to secure FHLB advances, public deposits or for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
Securities available-for-sale:
SBA loan pool securities	$3,476	$(6)	$11,945	$(62)	$15,421	$(68)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	54,501	(978)	—	—	54,501	(978)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	77,262	(1,048)	9,686	(484)	86,948	(1,532)
Municipal securities	43,346	(261)	10,945	(444)	54,291	(705)
Collateralized loan obligations	66,956	(44)	258,320	(2,454)	325,276	(2,498)
Total securities available-for-sale	$245,541	$(2,337)	$290,896	$(3,444)	$536,437	$(5,781)

December 31, 2020
SBA loan pool securities	$17,354	$(82)	$—	$—	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	19,033	(166)	—	—	19,033	(166)
Municipal securities	11,401	(4)	—	—	11,401	(4)
Collateralized loan obligations	64,775	(225)	613,010	(9,495)	677,785	(9,720)
Total securities available-for-sale	$112,563	$(477)	$613,010	$(9,495)	$725,573	$(9,972)

At September 30, 2021, our securities available-for-sale portfolio consisted of 116 securities, of which 44 securities were in an unrealized loss position. At December 31, 2020, our securities available-for-sale portfolio consisted of 103 securities, of which 50 securities were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. The majority of unrealized losses are related to our collateralized loan obligations. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. As of September 30, 2021, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating. The improvement in fair value was attributable to a combination of changes in interest rates and tightening of credit spreads from improving economic conditions. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. Securities that are in an unrealized gain position or are trading at par are evaluated for continued inclusion in our portfolio based on interest rate, liquidity and yield objectives of the Company.
During the three and nine months ended September 30, 2021 and 2020, no provision for credit losses related to securities available-for-sale was recorded.

The following table presents the fair value and yield information of the investment securities portfolio, based on the earlier of maturity dates or next repricing date, as of September 30, 2021:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$15,421	0.93%	$—	—%	$—	—%	$—	—%	$15,421	0.93%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	29,294	2.20%	163,992	2.16%	193,286	2.17%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	105,662	0.63%	10,978	1.97%	42,423	1.34%	96,242	1.75%	255,305	1.23%
Municipal securities	—	—%	—	—%	15,425	2.62%	104,992	2.37%	120,417	2.40%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	154	6.36%	154	6.36%
Collateralized loan obligations	549,277	1.76%	—	—%	—	—%	—	—%	549,277	1.76%
Corporate debt securities	—	—%	151,201	4.82%	18,307	5.73%	—	—%	169,508	4.91%
Total securities available-for-sale	$670,360	1.56%	$162,179	4.62%	$105,449	2.42%	$365,380	2.11%	$1,303,368	2.15%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Commercial:
Commercial and industrial(1)	$2,296,626	$2,088,308
Commercial real estate	907,224	807,195
Multifamily	1,295,613	1,289,820
SBA(2)	181,582	273,444
Construction	130,536	176,016
Consumer:
Single family residential mortgage	1,393,696	1,230,236
Other consumer	23,298	33,386
Total loans(3)	$6,228,575	$5,898,405
Allowance for loan losses	(73,524)	(81,030)
Loans receivable, net	$6,155,051	$5,817,375
(1)Includes warehouse lending balances of $1.52 billion and $1.34 billion at September 30, 2021 and December 31, 2020.
(2)Includes 566 PPP loans totaling $116.5 million, net of unamortized loan fees totaling $2.0 million at September 30, 2021 and 949 PPP loans totaling $210.0 million, net of unamortized loan fees totaling $1.6 million at December 31, 2020.
(3)Includes net deferred loan origination costs (fees) and premiums (discounts) of $12.5 million and $6.2 million at September 30, 2021 and December 31, 2020.

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

The following table presents the risk categories for total loans by class of loans and origination year as of September 30, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
September 30, 2021
Commercial:
Commercial and industrial
Pass	$146,752	$70,137	$64,881	$61,184	$45,261	$99,395	$1,712,167	$10,548	$2,210,325
Special mention	—	3,242	13,803	3,617	11,976	8,690	14,498	7,135	62,961
Substandard	—	—	3,076	4,969	—	9,641	3,194	2,460	23,340
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	146,752	73,379	81,760	69,770	57,237	117,726	1,729,859	20,143	2,296,626
Commercial real estate
Pass	255,677	57,232	132,886	161,355	54,060	213,050	2,108	73	876,441
Special mention	—	—	—	1,934	—	10,999	3,762	—	16,695
Substandard	—	—	508	—	—	13,580	—	—	14,088
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	255,677	57,232	133,394	163,289	54,060	237,629	5,870	73	907,224
Multifamily
Pass	280,570	209,591	295,012	218,476	78,659	148,610	107	—	1,231,025
Special mention	—	2,004	15,397	11,308	—	33,949	—	—	62,658
Substandard	—	—	—	—	—	1,930	—	—	1,930
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	280,570	211,595	310,409	229,784	78,659	184,489	107	—	1,295,613
SBA
Pass	101,405	30,143	7,555	249	3,508	19,750	358	303	163,271
Special mention	—	—	1,731	900	—	1,181	255	4	4,071
Substandard	—	—	—	390	3,631	7,017	247	918	12,203
Doubtful	—	—	—	—	—	1,777	—	260	2,037
SBA	101,405	30,143	9,286	1,539	7,139	29,725	860	1,485	181,582

Construction
Pass	24,867	30,494	19,184	16,694	29,622	—	—	—	120,861
Special mention	—	—	—	1,537	—	8,138	—	—	9,675
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	24,867	30,494	19,184	18,231	29,622	8,138	—	—	130,536
Consumer:
Single family residential mortgage
Pass	550,466	125,669	79,395	162,821	103,351	328,357	12,557	—	1,362,616
Special mention	—	—	—	1,255	696	6,831	—	—	8,782
Substandard	—	—	—	6,403	1,707	13,949	239	—	22,298
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	550,466	125,669	79,395	170,479	105,754	349,137	12,796	—	1,393,696
Other consumer
Pass	1,110	—	—	8	—	1,753	18,022	2,221	23,114
Special mention	—	—	—	—	—	27	60	—	87
Substandard	—	—	—	—	—	—	97	—	97
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	1,110	—	—	8	—	1,780	18,179	2,221	23,298
Total loans	$1,360,847	$528,512	$633,428	$653,100	$332,471	$928,624	$1,767,671	$23,922	$6,228,575

Total loans
Pass	$1,360,847	$523,266	$598,913	$620,787	$314,461	$810,915	$1,745,319	$13,145	$5,987,653
Special mention	—	5,246	30,931	20,551	12,672	69,815	18,575	7,139	164,929
Substandard	—	—	3,584	11,762	5,338	46,117	3,777	3,378	73,956
Doubtful	—	—	—	—	—	1,777	—	260	2,037
Total loans	$1,360,847	$528,512	$633,428	$653,100	$332,471	$928,624	$1,767,671	$23,922	$6,228,575

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2020
Commercial:
Commercial and industrial
Pass	$99,015	$78,783	$70,248	$52,786	$44,536	$92,129	$1,572,259	$9,945	$2,019,701
Special mention	—	928	2,748	7,986	1,574	2,271	1,500	225	17,232
Substandard	—	13,937	6,262	4,618	—	9,264	12,598	4,696	51,375
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	99,015	93,648	79,258	65,390	46,110	103,664	1,586,357	14,866	2,088,308
Commercial real estate
Pass	75,432	150,731	192,831	63,144	91,454	182,756	2,682	1,582	760,612
Special mention	—	—	9,452	—	2,518	14,754	3,761	—	30,485
Substandard	—	—	—	—	—	16,098	—	—	16,098
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	75,432	150,731	202,283	63,144	93,972	213,608	6,443	1,582	807,195
Multifamily
Pass	239,449	407,532	275,881	110,105	97,160	154,841	27	—	1,284,995
Special mention	—	2,050	—	—	—	803	—	—	2,853
Substandard	—	—	—	—	—	1,972	—	—	1,972
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	239,449	409,582	275,881	110,105	97,160	157,616	27	—	1,289,820
SBA
Pass	211,962	14,082	1,260	3,746	11,087	18,589	3,111	1,014	264,851
Special mention	—	1,768	—	212	415	874	—	6	3,275
Substandard	—	—	—	1,319	682	1,855	226	755	4,837
Doubtful	—	—	390	—	—	—	—	91	481
SBA	211,962	15,850	1,650	5,277	12,184	21,318	3,337	1,866	273,444

Construction
Pass	41,677	30,387	45,397	50,024	—	—	—	—	167,485
Special mention	—	—	1,537	—	6,994	—	—	—	8,531
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	41,677	30,387	46,934	50,024	6,994	—	—	—	176,016
Consumer:
Single family residential mortgage
Pass	149,382	140,129	271,667	161,332	237,285	227,711	15,252	—	1,202,758
Special mention	—	—	1,837	688	4,868	4,460	—	—	11,853
Substandard	—	157	491	1,079	4,978	8,920	—	—	15,625
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	149,382	140,286	273,995	163,099	247,131	241,091	15,252	—	1,230,236
Other consumer
Pass	38	—	47	—	—	1,876	27,644	2,218	31,823
Special mention	—	—	—	—	—	30	1,185	—	1,215
Substandard	—	—	—	—	—	—	274	74	348
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	38	—	47	—	—	1,906	29,103	2,292	33,386
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

Total loans
Pass	$816,955	$821,644	$857,331	$441,137	$481,522	$677,902	$1,620,975	$14,759	$5,732,225
Special mention	—	4,746	15,574	8,886	16,369	23,192	6,446	231	75,444
Substandard	—	14,094	6,753	7,016	5,660	38,109	13,098	5,525	90,255
Doubtful	—	—	390	—	—	—	—	91	481
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
September 30, 2021
Non-Traditional Mortgage (NTM) loans:
Single family residential mortgage	$7,098	$—	$2,407	$9,505	$560,276	$569,781
Other consumer	—	—	—	—	1,597	1,597
Total NTM loans	7,098	—	2,407	9,505	561,873	571,378
Traditional loans:
Commercial:
Commercial and industrial	3,624	3,796	2,876	10,296	2,286,330	2,296,626
Commercial real estate	—	—	—	—	907,224	907,224
Multifamily	791	—	—	791	1,294,822	1,295,613
SBA	2,545	—	12,385	14,930	166,652	181,582
Construction	—	—	—	—	130,536	130,536
Consumer:
Single family residential mortgage	4,274	1,016	4,311	9,601	814,314	823,915
Other consumer	—	—	—	—	21,701	21,701
Total traditional loans	11,234	4,812	19,572	35,618	5,621,579	5,657,197
Total	$18,332	$4,812	$21,979	$45,123	$6,183,452	$6,228,575

December 31, 2020
NTM loans:
Single family residential mortgage	$4,200	$641	$6,548	$11,389	$424,126	$435,515
Other consumer	—	—	—	—	1,598	1,598
Total NTM loans	4,200	641	6,548	11,389	425,724	437,113
Traditional loans:
Commercial:
Commercial and industrial	67	—	4,284	4,351	2,083,957	2,088,308
Commercial real estate	—	—	—	—	807,195	807,195
Multifamily	—	—	—	—	1,289,820	1,289,820
SBA	354	626	3,062	4,042	269,402	273,444
Construction	—	—	—	—	176,016	176,016
Consumer:
Single family residential mortgage	6,836	980	3,742	11,558	783,163	794,721
Other consumer	216	61	—	277	31,511	31,788
Total traditional loans	7,473	1,667	11,088	20,228	5,441,064	5,461,292
Total	$11,673	$2,308	$17,636	$31,617	$5,866,788	$5,898,405
In accordance with regulatory guidance, borrowers that are on forbearance or deferment, that were current prior to becoming affected by the global pandemic should not be reported as past due.

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	September 30, 2021				December 31, 2020
($ in thousands)	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	NTM Loans	Traditional Loans	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$—	$11,834	$11,834	$11,834	$—	$13,821	$13,821	$13,088
Commercial real estate	—	4,419	4,419	4,419	—	4,654	4,654	4,654
SBA	—	12,824	12,824	5,204	—	3,749	3,749	648
Consumer:
Single family residential mortgage	6,644	9,900	16,544	14,015	8,697	4,822	13,519	13,519
Other consumer	—	—	—	—	—	157	157	157
Total nonaccrual loans	$6,644	$38,977	$45,621	$35,472	$8,697	$27,203	$35,900	$32,066

At September 30, 2021 and December 31, 2020, there were zero and $728 thousand of loans that were past due 90 days or more and still accruing.
The non-traditional mortgage (“NTM”) loans on nonaccrual status included $3.3 million of Green Loans and $3.3 million of Interest Only loans at September 30, 2021 compared to $4.0 million of Green Loans and $4.7 million of Interest Only loans at December 31, 2020.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At September 30, 2021 and December 31, 2020, there was no other real estate owned. During the three and nine months ended September 30, 2021, other real estate owned, consisting of one SFR property totaling $3.3 million, was sold at a gain of $365 thousand. During the three and nine months ended September 30, 2020, other real estate owned, consisting of one SFR property totaling $1.1 million, was sold at a loss of $38 thousand.
At September 30, 2021 and December 31, 2020, there was one and zero consumer mortgage loans secured by residential real estate properties totaling $2.5 million and zero for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during September 2021. The September 2021 forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates) compared to the June 2021 forecasts. While the current forecasts generally reflect an improving economy with the availability of the vaccine and other factors, there continues to be uncertainty regarding the impact of inflation (lasting or transitory), COVID-19 variants, further government stimulus, supply chain issues, and the ultimate pace of the recovery. Accordingly, our economic assumptions, the resulting ACL level and provision reversal consider both the positive assumptions and potential uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
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
The reserve for unfunded loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At September 30, 2021 and December 31, 2020, the reserve for unfunded loan commitments was $5.2 million and $3.2 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
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
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,885	$3,814	$79,699	$90,370	$4,195	$94,565
Loans charged off	(327)	—	(327)	(1,821)	—	(1,821)
Recoveries of loans previously charged off	532	—	532	248	—	248
Net recoveries (charge-offs)	205	—	205	(1,573)	—	(1,573)
(Reversal of) provision for credit losses	(2,566)	1,419	(1,147)	2,130	(989)	1,141
Balance at end of period	$73,524	$5,233	$78,757	$90,927	$3,206	$94,133

	Nine Months Ended September 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
Impact of adopting ASU 2016-13	—	—	—	7,609	(1,226)	6,383
Loans charged off	(1,778)	—	(1,778)	(3,897)	—	(3,897)
Recoveries of loans previously charged off	730	—	730	1,206	—	1,206
Net charge-offs	(1,048)	—	(1,048)	(2,691)	—	(2,691)
(Reversal of) provision for credit losses	(6,458)	2,050	(4,408)	28,360	368	28,728
Balance at end of period	$73,524	$5,233	$78,757	$90,927	$3,206	$94,133

Accrued interest receivable on loans receivable, net totaled $23.8 million and $24.7 million at September 30, 2021 and December 31, 2020, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three and nine months ended September 30, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended September 30, 2021:
Balance at June 30, 2021	$20,156	$16,424	$21,403	$3,696	$4,734	$9,108	$364	$75,885
Charge-offs	(115)	(138)	—	(74)	—	—	—	(327)
Recoveries	484	—	—	1	—	46	1	532
Net recoveries (charge-offs)	369	(138)	—	(73)	—	46	1	205
(Reversal of) provision for credit losses - loans	(270)	(269)	(2,678)	1,112	(616)	150	5	(2,566)
Balance at September 30, 2021	$20,255	$16,017	$18,725	$4,735	$4,118	$9,304	$370	$73,524

Nine Months Ended September 30, 2021:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Charge-offs	(1,180)	(138)	—	(460)	—	—	—	(1,778)
Recoveries	553	—	—	130	—	46	1	730
Net (charge-offs) recoveries	(627)	(138)	—	(330)	—	46	1	(1,048)
Provision for (reversal of) credit losses - loans	274	(2,919)	(3,787)	1,920	(1,731)	67	(282)	(6,458)
Balance at September 30, 2021	$20,255	$16,017	$18,725	$4,735	$4,118	$9,304	$370	$73,524

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three and nine months ended September 30, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended September 30, 2020:
Balance at June 30, 2020	$26,618	$17,372	$25,105	$4,184	$6,675	$9,665	$751	$90,370
Charge-offs	(1,597)	—	—	(224)	—	—	—	(1,821)
Recoveries	116	—	—	132	—	—	—	248
Net charge-offs	(1,481)	—	—	(92)	—	—	—	(1,573)
Provision for (reversal of) credit losses - loans	1,454	2,001	454	(535)	(470)	(689)	(85)	2,130
Balance at September 30, 2020	$26,591	$19,373	$25,559	$3,557	$6,205	$8,976	$666	$90,927

Nine Months Ended September 30, 2020:
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Adoption of ASU No. 2016-13	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(2,761)	—	—	(580)	—	(552)	(4)	(3,897)
Recoveries	265	—	—	253	—	639	49	1,206
Net (charge-offs) recoveries	(2,496)	—	—	(327)	—	87	45	(2,691)
Provision for (reversal of) credit losses - loans	6,072	8,585	12,345	376	2,196	(1,177)	(37)	28,360
Balance at September 30, 2020	$26,591	$19,373	$25,559	$3,557	$6,205	$8,976	$666	$90,927

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
Collateral dependent loans consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	5,121	—	4,424	9,545
Commercial real estate	2,529	1,890	—	4,419
SBA	70	4,241	8,466	12,777
Consumer:
Single family residential mortgage	—	22,192	—	22,192
Total loans	$7,720	$28,323	$12,890	$48,933

	December 31, 2020
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	5,492	—	4,965	10,457
Commercial real estate	2,644	2,010	—	4,654
SBA	349	497	2,750	3,596
Consumer:
Single family residential mortgage	—	17,820	—	17,820
Other consumer	—	157	—	157
Total loans	$8,485	$20,484	$7,715	$36,684

Troubled Debt Restructurings
TDR loans consisted of the following as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in thousands)	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
Commercial:
Commercial and industrial	$—	$2,289	$2,289	$—	$3,884	$3,884
SBA	—	264	264	—	265	265
Consumer:
Single family residential mortgage	3,432	2,216	5,648	2,631	2,217	4,848
Other consumer	—	—	—	—	—	—
Total	$3,432	$4,769	$8,201	$2,631	$6,366	$8,997

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $63 thousand at both September 30, 2021 and December 31, 2020. Accruing TDRs were $5.8 million and nonaccrual TDRs were $2.4 million at September 30, 2021, compared to accruing TDRs of $4.7 million and nonaccrual TDRs of $4.3 million at December 31, 2020.

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
September 30, 2021
Consumer:
Single family residential mortgage	—	$—	$—	1	1,800	1,800
Total	—	—	—	1	$1,800	$1,800
September 30, 2020
Commercial:
Commercial and industrial	—	$—	$—	1	$5,000	$5,000
Total	—	$—	$—	1	$5,000	$5,000

We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three and nine months ended September 30, 2021 and 2020, there were no loans that were modified as a TDR during the past 12 months that had subsequent payment defaults.
The following table summarizes TDRs by modification type for the period indicated:

	Nine Months Ended
	Modification Type
	Extension of Maturity		Total
($ in thousands)	Count	Amount	Count	Amount
September 30, 2021
Consumer:
Single family residential mortgage	1	1,800	1	1,800
Total	1	$1,800	1	$1,800

September 30, 2020
Commercial:
Commercial and industrial	1	$5,000	1	$5,000
Total	1	$5,000	1	$5,000

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. During the three and nine months ended September 30, 2021, we purchased loans aggregating $249.4 million and $615.4 million. During the three and nine months ended September 30, 2020, we purchased loans aggregating $129.0 million and $154.9 million.
There were no loans transferred from (to) loans held-for-sale and there were no sales of loans for the three and nine months ended September 30, 2021 and 2020.

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
The following table presents the composition of the NTM portfolio, which are included in the single family residential mortgage portfolio, as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent
Consumer:
Single family residential mortgage:
Green Loans (HELOC) - first liens	36	$25,074	4.4%	48	$31,587	7.2%
Interest Only - first liens	337	543,243	95.1%	283	401,640	91.9%
Negative amortization	4	1,464	0.3%	8	2,288	0.5%
Total NTM - first liens	377	569,781	99.7%	339	435,515	99.6%
Other consumer:
Green Loans (HELOC) - second liens	5	1,597	0.3%	5	1,598	0.4%
Total NTM - second liens	5	1,597	0.3%	5	1,598	0.4%
Total NTM loans	382	$571,378	100.0%	344	$437,113	100.0%
Total loans receivable		$6,228,575			$5,898,405
% of total NTM loans to total loans receivable		9.2%			7.4%

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At September 30, 2021 and December 31, 2020, we had goodwill of $37.1 million. We evaluate goodwill impairment as of October 1st each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2020 and determined that no goodwill impairment existed.
Core deposit intangibles are amortized over their useful lives ranging from four to ten years. As of September 30, 2021, the weighted average remaining amortization period for core deposit intangibles was approximately 3.1 years.

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2021
Core deposit intangibles	$30,904	$29,117	$1,787
December 31, 2020
Core deposit intangibles	$30,904	$28,271	$2,633

Aggregate amortization of intangible assets was $282 thousand and $353 thousand for the three months ended September 30, 2021 and 2020 and $846 thousand and $1.2 million for the nine months ended September 30, 2021 and 2020. The following table presents estimated future amortization expenses as of September 30, 2021:

($ in thousands)	Remainder of 2021	2022	2023	2024	Total
Estimated future amortization expense	$236	$799	$517	$235	$1,787

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Fixed rate:
Outstanding balance (1)(2)	$411,000	$461,000
Interest rates ranging from (2)	0.64%	—%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.53%	2.51%
Variable rate:
Outstanding balance	$—	$85,000
Weighted average interest rate	—%	0.17%
(1)Excludes $5.3 million and $6.2 million of unamortized debt issuance costs at September 30, 2021 and December 31, 2020.
(2)Includes zero and $5.0 million in FHLB recovery advances at September 30, 2021 and December 31, 2020 with an interest rate of 0.00% that matured on May 27, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At the end of the third quarter of 2021, FHLB advances included no overnight borrowings and $411.0 million in term advances with a weighted average life of 4.2 years and weighted average interest rate of 2.53%.

The Bank’s advances from the FHLB are collateralized by a blanket lien on all real estate loans. Our secured borrowing capacity with the FHLB totaled $1.63 billion, of which the Bank was eligible to borrow an additional $894.9 million at September 30, 2021 based on qualifying loans with an aggregate unpaid principal balance of $2.09 billion as of that date.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million at September 30, 2021 and December 31, 2020.
At September 30, 2021, the Company had borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) of $349.3 million, including the secured borrowing capacity through the Federal Reserve Discount Window and Borrower-in-Custody ("BIC") program. At September 30, 2021, the Bank has pledged certain qualifying loans with an unpaid principal balance of $617.4 million and securities with a carrying value of $8.9 million as collateral for these lines of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and nine months ended September 30, 2021 and 2020.
The Bank’s investment in capital stock of the Federal Reserve totaled $27.3 million at September 30, 2021 and December 31, 2020
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at September 30, 2021. The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $441.0 million and $196.0 million at September 30, 2021 and December 31, 2020. Borrowings under the AFX totaled $100.0 million and zero at September 30, 2021 and December 31, 2020.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at September 30, 2021 and December 31, 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

	September 30, 2021		December 31, 2020
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,104)	$175,000	$(1,291)
4.375% subordinated notes due October 30, 2030	85,000	(2,190)	85,000	(2,394)
Total	$260,000	$(3,294)	$260,000	$(3,685)

At September 30, 2021, we were in compliance with all covenants under our long-term debt agreements.

NOTE 8 – INCOME TAXES
For the three and nine months ended September 30, 2021, income tax expense was $8.7 million and $17.5 million, resulting in an effective tax rate of 27.2% and 23.6%. For the three and nine months ended September 30, 2020, income tax expense (benefit) was an expense of $2.4 million and a benefit of $5.1 million and the effective tax rate was 12.9% and 35.9%. The effective tax rate for the nine months ended September 30, 2021 differs from the 29.5% combined federal and state statutory rate due primarily to the net tax benefit of $2.5 million from share-based awards, including the exercise of all previously issued outstanding stock appreciation rights in the first quarter of 2021 and various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate. The effective tax rate for the nine months ended September 30, 2020 differs from the 29.5% combined federal and state statutory rate due primarily to applying the discrete effective tax rate method for 2020 based on our actual and projected level of earnings and permanent tax differences for the year.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $40.7 million and $46.0 million at September 30, 2021 and December 31, 2020, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $1.0 million and $924 thousand at September 30, 2021 and December 31, 2020, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of September 30, 2021, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $780 thousand.
At September 30, 2021 and December 31, 2020, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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

During the three and nine months ended September 30, 2021, changes in fair value of interest rate swaps on loans and foreign exchange contracts were gains of $41 thousand and $240 thousand, compared to a gain of $3 thousand and a loss of $285 thousand for the three and nine months ended September 30, 2020, and were included in other income on the consolidated statements of operations.
The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated.

	September 30, 2021		December 31, 2020
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps on loans	$63,514	$4,495	$67,840	$7,304
Foreign exchange contracts	5,295	173	7,010	328
Total	$68,809	$4,668	$74,850	$7,632
Derivative liabilities:
Interest rate swaps on loans	$63,514	$4,739	$67,840	7,789
Foreign exchange contracts	5,295	159	7,010	313
Total	$68,809	$4,898	$74,850	$8,102
(1)The fair value of interest rate swaps on loans and foreign exchange contracts are included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated statements of financial condition.
We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. We elect, however, to account for all derivatives with counterparty institutions on a gross basis.
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of September 30, 2021, 3,221,555 shares were available for future awards.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Stock options	$—	$—	$—	$4
Restricted stock awards and units	1,106	1,346	3,988	4,388
Total share-based compensation expense	$1,106	$1,346	$3,988	$4,392
Related tax benefits	$326	$396	$1,175	$1,293

At September 30, 2021, unrecognized compensation expense related to restricted stock awards and restricted stock units totaled $7.0 million and will be recognized over a weighted average remaining period of 2.1 years.

Restricted Stock Awards and Restricted Stock Units
We have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled.
The following table presents unvested restricted stock awards and restricted stock units activity for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	697,088	$17.13	848,302	$14.42
Granted (1)	14,312	$17.47	283,642	$19.87
Vested (2)	(11,809)	$15.14	(367,089)	$13.75
Forfeited (3)	(38,724)	$17.31	(103,988)	$14.24
Outstanding at end of period	660,867	$17.16	660,867	$17.16
(1)There were zero and 66,472 performance-based shares/units included in shares granted for the three and nine months ended September 30, 2021.
(2)There were zero and 77,327 performance-based shares/units included in vested shares for the three and nine months ended September 30, 2021.
(3)The number of forfeited shares includes aggregate performance-based shares/units of 8,643 and 48,803 for the three and nine months ended September 30, 2021.

Stock Options
We also issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price.
The following table represents stock option activity for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	14,904	$13.05
Exercised	—	$—
Outstanding at end of period	14,904	$13.05	3.5 years	$81
Exercisable at end of period	14,904	$13.05	3.5 years	$81

The following table represents stock option activity for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	55,069	$13.96
Exercised	(40,165)	$14.30
Outstanding at end of period	14,904	$13.05	3.5 years	$81
Exercisable at end of period	14,904	$13.05	3.5 years	$81

There were no unvested stock options as of September 30, 2021 and December 31, 2020.
Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, ten-year stock appreciation rights (“SARs”), which were fully exercised during the first quarter of 2021 resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 8 - Income Taxes). There are no further outstanding SARs. The following table represents SARs activity and the weighted average exercise price per share as of and for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of period	—	$—	1,559,012	$11.60
Exercised	—	$—	(1,559,012)	$11.60
Outstanding at end of period	—	$—	—	$—
Exercisable at end of period	—	$—	—	$—

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

	September 30, 2021			December 31, 2020
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	—	$—	$—	93,270	$93,270	$89,922
Series E 7.00% non-cumulative perpetual	98,702	98,702	94,956	98,702	98,702	94,956
Total	98,702	$98,702	$94,956	191,972	$191,972	$184,878

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Series D Preferred Stock:
Depositary shares repurchased	—	100	3,730,767	134,410
Preferred Stock retired (shares)	—	3	93,269	3,360

Consideration paid	$—	$2	$93,269	$2,698
Carrying value	—	2	89,922	3,240
Impact of preferred stock redemption	$—	$—	$3,347	$(541)

Series E Preferred Stock:
Depositary shares repurchased	—	6,502	—	70,967
Preferred Stock retired (shares)	—	163	—	1,774

Consideration paid	$—	$164	$—	$1,680
Carrying value	—	156	—	1,707
Impact of preferred stock redemption	$—	$7	$—	$(27)

During the first quarter of 2021, we redeemed all of our outstanding Series D Depositary Shares, resulting in an impact of preferred stock redemption of $3.3 million in the accompanying consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Unrealized gain (loss) on securities available-for-sale
Balance at beginning of period	$14,740	$(15,565)	$7,746	$(11,900)
Unrealized gain (loss) arising during the period	(5,377)	23,859	4,535	20,677
Reclassification adjustment from other comprehensive income	—	—	—	(2,011)
Tax effect of current period changes	1,585	(7,028)	(1,333)	(5,500)
Total changes, net of taxes	(3,792)	16,831	3,202	13,166
Balance at end of period	$10,948	$1,266	$10,948	$1,266

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

Unconsolidated VIEs
Multifamily Securitization
During the third quarter of 2019, we transferred $573.5 million of multifamily loans, through a two-step process, to a third-party depositor which placed the multifamily loans into a third-party trust (a VIE) that issued structured pass-through certificates to investors. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860. We determined that we are not the primary beneficiary of this VIE as we do not have the power to direct the activities that will have the most significant economic impact on the entity, therefore we did not consolidate the securitization trust. Our continuing involvement in this securitization is limited to customary obligations associated with the securitization of loans, including the obligation to cure, repurchase, or substitute loans in the event of a material breach in representations. Additionally, we have the obligation to guarantee credit losses up to 12% of the aggregate unpaid principal balances at cut-off date of the securitization. This obligation is supported by a $68.8 million letter of credit between the Freddie Mac and the FHLB.
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At September 30, 2021, we have a $3.6 million repurchase reserve related to this VIE.
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
We use the Hypothetical Liquidation at Book Value ("HLBV") method to account for our investments in energy tax projects as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $25.2 million and $28.0 million at September 30, 2021 and December 31, 2020.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Fundings	$—	$—	$—	$3,631
Cash distribution from investment	657	611	1,765	1,612
Gain (loss) on investments in alternative energy partnerships	1,785	1,430	(1,016)	(308)
Income tax credits recognized	—	—	—	—
Tax expense (benefit) recognized from HLBV application	491	185	(280)	(111)

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Cash	$3,109	$3,228
Equipment, net of depreciation	234,972	241,015
Other assets	8,715	7,470
Total unconsolidated assets	$246,796	$251,713
Total unconsolidated liabilities	$6,230	$6,357
Maximum loss exposure	$25,196	$27,977

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $25.2 million, which is our recorded investment amount at September 30, 2021.
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
The following table presents information regarding balances in our qualified affordable housing partnerships for the periods indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Ending balance(1)	$40,095	$43,209
Aggregate funding commitment	61,278	61,278
Total amount funded	48,718	42,991
Unfunded commitment	12,560	18,287
Maximum loss exposure	40,095	43,209
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our qualified affordable housing partnerships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Fundings	$3,563	$1,602	$5,727	$15,473
Proportional amortization recognized	1,051	1,724	3,114	4,019
Income tax credits recognized	1,155	1,007	3,466	3,215

NOTE 13 – EARNINGS (LOSS) PER COMMON SHARE
The following table presents computations of basic and diluted earnings (loss) per common share ("EPS") for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$22,953	$217	$56,061	$534
Less: Income allocated to participating securities	—	—	(158)	(2)
Less: preferred stock dividends	(1,711)	(16)	(6,533)	(62)
Less: preferred stock redemption	—	—	(3,315)	(32)
Net income allocated to common stockholders	$21,242	$201	$46,055	$438

Weighted average common shares outstanding	50,239,359	477,321	50,096,607	477,321
Dilutive effects of restricted shares/units	188,850	—	242,803	—
Dilutive effects of stock options	3,787	—	5,241	—
Average shares and dilutive common shares	50,431,996	477,321	50,344,651	477,321

Basic earnings per common share	$0.42	$0.42	$0.92	$0.92
Diluted earnings per common share	$0.42	$0.42	$0.91	$0.92

For the three and nine months ended September 30, 2021, there were 206,035 and 194,615 of restricted shares/units and no stock options that were not considered in computing diluted earnings per common share, because they were anti-dilutive.
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
The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net loss	$15,761	$152	$(9,043)	$(86)
Less: income allocated to participating securities	(278)	(3)	—	—
Less: participating securities dividends	(93)	(1)	(279)	(3)
Less: preferred stock dividends	(3,414)	(33)	(10,323)	(99)
Less: preferred stock redemption	(7)	—	563	5
Net loss allocated to common stockholders	$11,969	$115	$(19,082)	$(183)

Weighted average common shares outstanding	49,631,334	477,321	49,723,791	477,321
Dilutive effects of stock units	82,278	—	—	—
Dilutive effects of stock options	—	—	—	—
Average shares and dilutive common shares	49,713,612	477,321	49,723,791	477,321

Basic earnings (loss) per common share	$0.24	$0.24	$(0.38)	$(0.38)
Diluted earnings (loss) per common share	$0.24	$0.24	$(0.38)	$(0.38)

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	September 30, 2021		December 31, 2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$28,983	$124,427	$17,555	$38,141
Unused lines of credit	3,043	1,462,873	1,783	1,348,138
Letters of credit	487	7,694	234	8,274

Other Commitments
At September 30, 2021, we had unfunded commitments of $12.6 million, $5.6 million, and $2.5 million for qualified affordable housing fund partnerships, Small Business Investment Company ("SBIC") investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Noninterest income
In scope of Topic 606
Deposit service fees	$913	$648	$2,548	$1,607
Debit card fees	451	384	1,333	941
Other	146	49	327	157
Noninterest income (in-scope of Topic 606)	1,510	1,081	4,208	2,705
Noninterest income (out-of-scope of Topic 606)	4,009	2,873	9,862	8,838
Total noninterest income	$5,519	$3,954	$14,070	$11,543

We do not typically enter into long-term revenue contracts with customers and as of September 30, 2021 and December 31, 2020, we did not have any significant contract balances. As of September 30, 2021, we did not capitalize any contract acquisition costs.

NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2021, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

Transactions with Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s current or former directors, executive officers, and beneficial owners of more than 5 percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors, (ii) a formal order of investigation issued by the SEC on January 4, 2017 (since resolved), and (iii) any civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company (collectively, the “Indemnified Matters”).
During the three and nine months ended September 30, 2021, indemnification costs were paid by the Company on behalf of certain current directors in connection with the Indemnified Matters, in the aggregate amounts of $244 thousand and $400 thousand. During the three and nine months ended September 30, 2021, indemnification costs were paid on behalf of certain former directors and former executive officers in connection with the Indemnified Matters, in the aggregate amounts of $513 thousand and $1.2 million.
Indemnification costs were paid on behalf of certain current directors in connection with the Indemnified Matters in an aggregate amount less than $120 thousand for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, indemnification costs were paid on behalf of certain former directors and former executive officers in connection with the Indemnified Matters, in the aggregate amounts of $465 thousand and $687 thousand.

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

NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on September 30, 2021 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
On October 18, 2021, the Company completed the acquisition of Pacific Mercantile Bancorp (“PMBC”), pursuant to which PMBC merged (the “Merger”) with and into the Company, with the Company as the surviving corporation.
Under the terms and conditions of the Merger Agreement, each outstanding share of PMBC common stock was converted into the right to receive 0.5 of a share of the Company's common stock. This resulted in the issuance of 11,856,713 shares of BOC common stock with an estimated fair value of $222.2 million based upon the $18.74 closing price of BANC’s common stock on October 18, 2021. In addition, cash consideration totaled $3.2 million for all outstanding PMBC share-based awards, including stock options and outstanding shares subject to unvested restricted stock awards, based upon the volume weighted average common stock price of the Company on each of the last 20 trading days ending on the fifth trading day prior to the closing of the Merger. The aggregate purchase price totaled $225.4 million.
At September 30, 2021, PMBC had total gross loans of $982.4 million and total assets of $1.49 billion. Total deposits were $1.29 billion at September 30, 2021.
The fair value of intangible assets and acquired assets and liabilities will be determined as of the acquisition date but are still being evaluated as of the date of these consolidated financial statements. As of September 30, 2021, on a pro forma combined basis with PMBC and excluding purchase accounting adjustments, the Company would have had approximately $9.8 billion in assets with 33 full-service branches throughout Southern California.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2021. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 33 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our over 700 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve their banking and financial needs. We continue to grow average loans and earning assets, improve our deposit mix, reduce our cost of deposits, and maintain disciplined expense control. Strong loan production helped to offset runoff in certain legacy areas of our portfolio. Our loan pipeline is steadily building which is expected to support continued loan and earning asset growth through the year, assuming improving economic trends continue. On October 18, 2021, we announced the completion of our merger with Pacific Mercantile Bancorp. Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, net income was $23.2 million, $19.1 million and $15.9 million. Diluted earnings from operations per common share were $0.42, $0.34 and $0.24 for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020.
Financial results for the third quarter of 2021 included:
•Return on average assets of 1.13%
•Annualized loan growth, excluding PPP, of 16%
•Period-end total cost of deposits of 0.08%, a 12 basis point decrease from the end of the second quarter
•Average cost of total deposits of 0.15%, an 8 basis point decrease from the previous quarter
•Net interest margin of 3.28%, a 1 basis point increase from the previous quarter
•Noninterest-bearing deposit balances represented 32% of total deposits at September 30, 2021, up from 24% a year earlier
•Allowance for credit losses at 1.26% of total loans and 173% of non-performing loans
•Total deferrals/forbearances declined to $54.2 million at September 30, 2021 from $86.6 million at June 30, 2021
•Common Equity Tier 1 capital at 10.86%

Merger with Pacific Mercantile Bancorp
On October 18, 2021, the Company completed the acquisition of PMBC, pursuant to which PMBC merged (the “Merger”) with and into the Company, with the Company as the surviving corporation.
Under the terms and conditions of the Merger Agreement, each outstanding share of PMBC common stock was converted into the right to receive 0.5 of a share of the Company's common stock. This resulted in the issuance of 11,856,713 shares of BOC common stock with an estimated fair value of $222.2 million based upon the $18.74 closing price of BANC’s common stock on October 18, 2021. In addition, the cash consideration totaled $3.2 million for all outstanding PMBC share-based awards, including stock options and outstanding shares subject to unvested restricted stock awards, based upon the volume weighted average common stock price of BANC on each of the last 20 trading days ending on the fifth trading day prior to the closing of the Merger. The aggregate purchase price totaled $225.4 million.
At September 30, 2021, PMBC had total gross loans of $982.4 million and total assets of $1.49 billion. Total deposits were $1.29 billion at September 30, 2021.

COVID-19 Operational Update
The markets in which we operate are impacted by continuing uncertainty about the pace and strength of reopening and recovering from the COVID-19 pandemic. Despite the challenges created by the pandemic, we continue to execute on our strategic initiatives and the transformation of our balance sheet. We continue to operate 31 of our 33 branches as we temporarily closed some overlapping areas at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. We have adopted a hybrid workplace environment, allowing many of our employees outside of our branches, the flexibility to continue to work remotely, and providing our vaccinated employees a safe place to return to the workplace within all of our corporate office locations. We encourage our employees to get vaccinated and we continue to monitor all federal, state, and local laws to ensure we are in compliance with the latest health orders.

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

As of September 30, 2021, we have helped businesses through the approvals of $262 million in PPP funds during the first round and $144 million during the second round. We continue to support our clients as we work with them through the forgiveness process. At September 30, 2021, PPP loans totaled $116.5 million, net of fees, of which $27.5 million relates to round one and $88.9 million relates to round two of the SBA program.

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

Although many of our loans on assistance have reached the expiration of their deferral and forbearance periods, we continue to work with our borrowers to provide reasonable solutions to assist each unique situation during this period of economic uncertainty. We are reviewing their current financial condition as we evaluate additional extension requests of deferral periods. For those commercial borrowers that demonstrate a continuing need for a deferral, we generally expect to obtain credit enhancements such as additional collateral, personal guarantees, and/or reserve requirements in order to grant an additional deferral period. We expect the legacy SFR loans to continue with a higher percentage of forbearances due to the applicable consumer regulations, however, the SFR portfolio is well secured with an average portfolio LTV below 70%.

For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents the composition of our loan portfolio for borrowers that received payment relief as of September 30, 2021 and June 30, 2021:

	Deferment & Forbearances(1)(2)
	September 30, 2021			June 30, 2021
($ in thousands)	Number of Loans	Amount(1)(2)	% of Loan Category	Number of Loans	Amount(1)(2)	% of Loan Category
Commercial:
Commercial and industrial	1	$3,837	0.2%	5	$29,246	1.4%
Commercial real estate	—	—	—%	1	1,141	0.1%
SBA	1	279	0.2%	2	3,315	1.3%
Total commercial	2	4,116	0.1%	8	33,702	0.7%
Consumer:
Single family residential mortgage	40	49,501	3.6%	46	52,384	4.1%
Other consumer	3	575	2.5%	2	472	1.9%
Total consumer	43	50,076	3.5%	48	52,856	4.0%
Total	45	$54,192	0.9%	56	$86,558	1.4%
(1)Excludes loans in forbearance that are current
(2)Excludes loans delinquent prior to COVID-19

Loans on deferment or forbearance status decreased $32.4 million during the third quarter of 2021. The Bank is in contact with borrowers to provide additional assistance as needed and we continue to actively monitor and manage all lending relationships in a manner that we believe supports our clients and protects the Bank.

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
Tangible assets and tangible equity are calculated by subtracting goodwill and other intangible assets from total assets and total equity. Tangible common equity is calculated by subtracting preferred stock from tangible equity. Return on average tangible common equity is computed by dividing net income (loss) available to common stockholders, after adjustment for amortization of intangible assets, by average tangible common equity. Banking regulators also exclude goodwill and other intangible assets from stockholders' equity when assessing the capital adequacy of a financial institution.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

(Dollars in thousands, except per share data) (Unaudited)	September 30, 2021	December 31, 2020
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$8,278,741	$7,877,334
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(1,787)	(2,633)
Tangible assets(1)	$8,239,810	$7,837,557

Total stockholders' equity	$844,803	$897,207
Less goodwill	(37,144)	(37,144)
Less other intangible assets	(1,787)	(2,633)
Tangible equity(1)	805,872	857,430
Less preferred stock	(94,956)	(184,878)
Tangible common equity(1)	$710,916	$672,552

Total stockholders' equity to total assets	10.20%	11.39%
Tangible equity to tangible assets(1)	9.78%	10.94%
Tangible common equity to tangible assets(1)	8.63%	8.58%

Common shares outstanding	50,321,096	49,767,489
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	50,798,417	50,244,810

Tangible common equity per common share(1)	$13.99	$13.39
Book value per common share	$14.76	$14.18
(1)Non-GAAP measure.

	Three Months Ended			Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Return on tangible common equity
Average total stockholders' equity	$847,941	$814,973	$865,406	$850,215	$878,520
Less average preferred stock	(94,956)	(94,956)	(184,910)	(118,013)	(186,656)
Less average goodwill	(37,144)	(37,144)	(37,144)	(37,144)	(37,144)
Less average other intangible assets	(1,941)	(2,224)	(3,172)	(2,226)	(3,581)
Average tangible common equity(1)	$713,900	$680,649	$640,180	$692,832	$651,139

Net income (loss) available to common stockholders	$21,443	$17,323	$12,084	$46,493	$(19,265)
Add amortization of intangible assets	282	282	353	846	1,212
Less tax effect on amortization of intangible assets(2)	(59)	(59)	(74)	(178)	(255)
Net income (loss) available to common stockholders(1)	$21,666	$17,546	$12,363	$47,161	$(18,308)

Return on average equity	10.84%	9.38%	7.32%	8.90%	(1.39)%
Return on average tangible common equity(1)	12.04%	10.34%	7.68%	9.10%	(3.76)%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory Federal tax rate of of 21%.

	Three Months Ended			Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Adjusted noninterest income and expense
Total noninterest income	$5,519	$4,170	$3,954	$14,070	$11,543
Noninterest income adjustments:
Net (gain) loss on securities available for sale	—	—	—	—	(2,011)
Net (gain) loss on sale of legacy SFR loans held for sale	—	—	(272)	—	(272)
Fair value adjustment on legacy SFR loans held for sale	(160)	(20)	(24)	(180)	1,537
Total noninterest income adjustments	(160)	(20)	(296)	(180)	(746)
Adjusted noninterest income(1)	$5,359	$4,150	$3,658	$13,890	$10,797

Total noninterest expense	$37,811	$40,559	$40,394	$125,105	$160,083
Noninterest expense adjustments:
Naming rights termination	—	—	—	—	(26,769)
Extinguishment of debt	—	—	—	—	(2,515)
Professional (fees) recoveries	2,152	1,284	(1,172)	2,715	(3,725)
Merger-related costs	(1,000)	(700)	—	(2,400)	—
Adjustments to noninterest expense before gain (loss) in alternative energy partnership investments	1,152	584	(1,172)	315	(33,009)
Gain (loss) in alternative energy partnership investments	1,785	829	1,430	(1,016)	(308)
Total noninterest expense adjustments	2,937	1,413	258	(701)	(33,317)
Adjusted noninterest expense(1)	$40,748	$41,972	$40,652	$124,404	$126,766

Average assets	$8,141,613	$7,827,006	$7,687,105	$7,944,218	$7,663,504
Noninterest expense to average total assets	1.84%	2.08%	2.09%	2.11%	2.79%
Adjusted noninterest expense to average total assets(1)	1.99%	2.15%	2.10%	2.09%	2.21%
(1)Non-GAAP measure.

	Three Months Ended			Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Adjusted pre-tax pre-provision income
Net interest income	$62,976	$59,847	$55,855	$180,739	$163,031
Noninterest income	5,519	4,170	3,954	14,070	11,543
Total revenue	68,495	64,017	59,809	194,809	174,574
Noninterest expense	37,811	40,559	40,394	125,105	160,083
Pre-tax pre-provision income (loss)(1)	$30,684	$23,458	$19,415	$69,704	$14,491

Total revenue	$68,495	$64,017	$59,809	$194,809	$174,574
Total noninterest income adjustments	(160)	(20)	(296)	(180)	(746)
Adjusted total revenue(1)	68,335	63,997	59,513	194,629	173,828

Noninterest expense	37,811	40,559	40,394	125,105	160,083
Total noninterest expense adjustments	2,937	1,413	258	(701)	(33,317)
Adjusted noninterest expense(1)	40,748	41,972	40,652	124,404	126,766
Adjusted pre-tax pre-provision income(1)	$27,587	$22,025	$18,861	$70,225	$47,062

Average assets	$8,141,613	$7,827,006	$7,687,105	$7,944,218	$7,663,504
Pre-tax pre-provision income ROAA(1)	1.50%	1.20%	1.00%	1.17%	0.25%
Adjusted pre-tax pre-provision income ROAA(1)	1.34%	1.13%	0.98%	1.18%	0.82%
Efficiency ratio(1)	55.20%	63.36%	67.54%	64.22%	91.70%
Adjusted efficiency ratio(1)	59.63%	65.58%	68.31%	63.92%	72.93%
(1)Non-GAAP measure.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Adjusted net income (loss)
Net income (loss)	$23,170	$19,050	$15,913	$56,595	$(9,129)
Adjustments:
Noninterest income	160	20	296	180	746
Noninterest expense	(2,937)	(1,413)	(258)	701	33,317
Total adjustments	(2,777)	(1,393)	38	881	34,063
Tax impact of adjustments above(1)	694	348	(10)	(220)	(8,515)
Tax impact from exercise of stock appreciation rights	—	—	—	(2,093)	—
Adjustments to net income	(2,083)	(1,045)	28	(1,432)	25,548
Adjusted net income(2)	$21,087	$18,005	$15,941	$55,163	$16,419

Average assets	$8,141,613	$7,827,006	$7,687,105	$7,944,218	$7,663,504
ROAA	1.13%	0.98%	0.82%	0.95%	(0.16)%
Adjusted ROAA(2)	1.03%	0.92%	0.82%	0.93%	0.29%

Adjusted net income available to common stockholders
Net income (loss) available to common stockholders	$21,443	$17,323	$12,084	$46,493	$(19,265)
Adjustments to net income (loss)	(2,083)	(1,045)	28	(1,432)	25,548
Adjustments for impact of preferred stock redemption	—	—	7	3,347	(568)
Adjusted net income available to common stockholders(2)	$19,360	$16,278	$12,119	$48,408	$5,715

Average diluted common shares	50,909,317	50,892,202	50,190,933	50,821,972	50,201,112
Diluted EPS	$0.42	$0.34	$0.24	$0.91	$(0.38)
Adjusted diluted EPS(2)(3)	$0.38	$0.32	$0.24	$0.95	$0.11
(1)Tax impact of adjustments shown at an effective tax rate of 25%.
(2)Non-GAAP measure.
(3)Represents adjusted net income available to common stockholders divided by average diluted common shares.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020:

	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)	$6,059,330	$63,837	4.18%	$5,771,415	$61,900	4.30%	$5,533,576	$62,019	4.46%
Securities	1,347,317	7,167	2.11%	1,308,230	6,986	2.14%	1,190,765	6,766	2.26%
Other interest-earning assets (2)	222,274	787	1.40%	258,915	791	1.23%	457,558	881	0.77%
Total interest-earning assets	7,628,921	71,791	3.73%	7,338,560	69,677	3.81%	7,181,899	69,666	3.86%
Allowance for loan losses	(76,028)			(79,103)			(89,679)
BOLI and noninterest-earning assets (3)	588,720			567,549			594,885
Total assets	$8,141,613			$7,827,006			$7,687,105
Interest-bearing liabilities:
Interest-bearing checking	$2,280,429	632	0.11%	$2,182,419	679	0.12%	$1,919,327	1,660	0.34%
Savings and money market	1,583,791	1,350	0.34%	1,638,105	2,244	0.55%	1,630,319	2,998	0.73%
Certificates of deposit	571,822	430	0.30%	633,101	620	0.39%	1,030,829	2,906	1.12%
Total interest-bearing deposits	4,436,042	2,412	0.22%	4,453,625	3,543	0.32%	4,580,475	7,564	0.66%
FHLB advances	435,984	2,990	2.72%	418,111	2,944	2.82%	608,169	3,860	2.52%
Securities sold under repurchase agreements	—	—	—%	—	—	—%	1,309	2	0.61%
Other borrowings	126,352	34	0.11%	17,920	4	0.09%	325	2	2.45%
Long-term debt	256,634	3,379	5.22%	256,492	3,339	5.22%	173,586	2,383	5.46%
Total interest-bearing liabilities	5,255,012	8,815	0.67%	5,146,148	9,830	0.77%	5,363,864	13,811	1.02%
Noninterest-bearing deposits	1,939,912			1,767,711			1,357,411
Noninterest-bearing liabilities	98,748			98,174			100,424
Total liabilities	7,293,672			7,012,033			6,821,699
Total stockholders’ equity	847,941			814,973			865,406
Total liabilities and stockholders’ equity	$8,141,613			$7,827,006			$7,687,105
Net interest income/spread		$62,976	3.06%		$59,847	3.04%		$55,855	2.84%
Net interest margin (4)			3.28%			3.27%			3.09%

Ratio of interest-earning assets to interest-bearing liabilities	145%			143%			134%
Total deposits(5)	6,375,954	2,412	0.15%	6,221,336	3,543	0.23%	5,937,886	7,564	0.51%
Total funding (6)	7,194,924	8,815	0.49%	6,913,859	9,830	0.57%	6,721,275	13,811	0.82%
(1)Total loans are net of deferred fees, related direct costs, premiums and discounts. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $1.5 million, $1.0 million and $1.5 million and (amortization) accretion of (premium) discount on purchased loans of $(651) thousand, $(1.0) million and $6 thousand for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively, are included in interest income.

(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of bank-owned life insurance of $113.4 million, $112.7 million and $110.7 million for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020.
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

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021
Net interest income increased $3.1 million to $63.0 million for the third quarter due to higher average interest-earning assets, lower cost of interest-bearing liabilities, and the impact of one additional day in the current quarter.

The net interest margin increased 1 basis point to 3.28% for the third quarter as the average earning-assets yield decreased 8 basis points and the average cost of total funding decreased 8 basis points. The yield on average interest-earning assets decreased to 3.73% for the third quarter from 3.81% for the second quarter due mostly to a reduction of prepayment penalties, offset by a higher level of accelerated PPP fees and an improved mix of earning assets. Average loans increased by $287.9 million while average securities and other interest-earning assets decreased $2.4 million. The average yield on loans decreased 12 basis points to 4.18% during the third quarter. The loan yield includes the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest, accelerated discount accretion on the early payoff of purchased loans, and accelerated fees from PPP loan forgiveness; these items increased the loan yield by 11 basis points in the third quarter and 18 basis points in the second quarter. The average yield on securities decreased 3 basis point to 2.11% between quarters, including a 5 basis points decrease in the average yield on collateralized loan obligations (CLOs) to 1.82% for the third quarter due mostly to an increase in fair value of such investments.

The average cost of funds decreased 8 basis points to 0.49% for the third quarter from 0.57% for the second quarter. This decrease was driven by the lower average cost of interest-bearing liabilities and an improved funding mix, including higher average noninterest-bearing deposits. Average noninterest-bearing deposits represented 30% of total average deposits for the third quarter compared to 28% of total average deposits for the second quarter. Average noninterest-bearing deposits were $172.2 million higher in the third quarter compared to the second quarter while average deposits were $154.6 million higher for the linked quarter. Average Federal Home Loan Bank (FHLB) advances and other borrowings increased $126.3 million due to higher average overnight balances from loan portfolio growth during the third quarter. The average cost of interest-bearing liabilities decreased 10 basis points to 0.67% for the third quarter from 0.77% for the second quarter due to our continuing efforts to actively manage down the cost of interest-bearing deposits. The average cost of interest-bearing deposits declined 10 basis points to 0.22% for the third quarter from 0.32% for the second quarter. The average cost of total deposits decreased 8 basis points to 0.15% for the third quarter. The spot rate of total deposits was 0.08% at the end of the third quarter.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net interest income for the third quarter of 2021 increased $7.1 million to $63.0 million from $55.9 million for the same 2020 period. Net interest income was positively impacted by higher average interest-earning assets, lower average interest-bearing liabilities and improved funding costs, offset by lower yields on average interest-earning assets. Average interest-earning assets increased $447.0 million to $7.63 billion, and the net interest margin increased 19 basis points to 3.28% for the third quarter of 2021 compared to 3.09% for the same 2020 period.

The net interest margin expanded due to a 33 basis points decrease in the average cost of funds outpacing a 13 basis points decline in average interest-earning assets yield. The average yield on interest-earning assets decreased to 3.73% for the third quarter of 2021 from 3.86% for the same 2020 period due mostly to the impact of lower market interest rates on loans and securities yields over this time period. The average yield on loans was 4.18% for the third quarter of 2021, compared to 4.46% for the same 2020 period and the average yield on securities decreased 15 basis points to 2.11% due mostly to CLOs repricing into the lower rate environment.

The average cost of funds decreased to 0.49% for the third quarter of 2021, from 0.82% for the same 2020 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits, to fund loan growth. The average cost of interest-bearing liabilities decreased 35 basis points to 0.67% for the third quarter of 2021 from 1.02% for the same 2020 period due to the combination of actively managing deposit pricing down in the lower interest rate environment and the overall reduced usage of FHLB advances. Compared to the same 2020 period, the average cost of interest-bearing deposits declined 44 basis points to 0.22% and the average cost of total deposits decreased 36 basis points to 0.15%. Additionally, average noninterest-bearing deposits increased by $582.5 million, or 42.9%, for the third quarter of 2021 when compared to the same 2020 period, and represented 30% of average deposits for the third quarter of 2021 compared to 23% for the same 2020 period.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)	$5,872,604	$187,082	4.26%	$5,673,488	$191,195	4.50%
Securities	1,297,636	20,654	2.13%	1,069,668	22,402	2.80%
Other interest-earning assets (2)	272,126	2,350	1.15%	393,495	3,480	1.18%
Total interest-earning assets	7,442,366	210,086	3.77%	7,136,651	217,077	4.06%
Allowance for loan losses	(78,729)			(76,275)
BOLI and noninterest-earning assets (3)	580,581			603,128
Total assets	$7,944,218			$7,663,504
Interest-bearing liabilities:
Interest-bearing checking	$2,201,568	2,212	0.13%	$1,717,483	7,575	0.59%
Savings and money market	1,625,214	5,985	0.49%	1,543,291	11,621	1.01%
Certificates of deposit	641,157	2,044	0.43%	1,132,058	13,184	1.56%
Total interest-bearing deposits	4,467,939	10,241	0.31%	4,392,832	32,380	0.98%
FHLB advances	433,532	9,046	2.79%	821,349	14,561	2.37%
Securities sold under repurchase agreements	—	—	—	779	4	0.69%
Other borrowings	49,914	40	0.11%	469	9	2.56%
Long-term debt	256,497	10,020	5.22%	173,512	7,092	5.46%
Total interest-bearing liabilities	5,207,882	29,347	0.75%	5,388,941	54,046	1.34%
Noninterest-bearing deposits	1,788,096			1,280,461
Noninterest-bearing liabilities	98,025			115,582
Total liabilities	7,094,003			6,784,984
Total stockholders’ equity	850,215			878,520
Total liabilities and stockholders’ equity	$7,944,218			$7,663,504
Net interest income/spread		$180,739	3.02%		$163,031	2.72%
Net interest margin (4)			3.25%			3.05%

Ratio of interest-earning assets to interest-bearing liabilities	143%			132%
Total deposits(5)	6,256,035	10,241	0.22%	5,673,293	32,380	0.76%
Total funding (6)	6,995,978	29,347	0.56%	6,669,402	54,046	1.08%

(1)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $3.9 million and $2.0 million and (amortization) accretion of (premium) discount on purchased loans of $(2.1) million and $361 thousand for the nine months ended September 30, 2021 and 2020, respectively, are included in interest income.
(2)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of bank-owned life insurance of $112.7 million and $110.4 million for the nine months ended September 30, 2021 and 2020.
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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net interest income for the nine months ended September 30, 2021 increased $17.7 million to $180.7 million from $163.0 million for the same 2020 period. Net interest income was positively impacted by higher average interest-earning assets, lower average interest-bearing liabilities and improved funding costs, offset by lower yields on average interest-earning assets. For the nine months ended September 30, 2021, average interest-earning assets increased $305.7 million to $7.44 billion, and the net interest margin increased 20 basis points to 3.25% compared to 3.05% for the same 2020 period.

The net interest margin expanded due to a 52 basis point decrease in the average cost of funds outpacing a 29 basis point decline in the average interest-earning assets yield. The average yield on interest-earning assets decreased to 3.77% for the nine months ended September 30, 2021, from 4.06% for same 2020 period due mostly to the impact of lower market interest rates on loan and securities yields over this time period. The average fed funds rate for the nine months ended September 30, 2021 was 0.08% compared to 0.47% for the same 2020 period. The average yield on loans was 4.26% for the nine months ended September 30, 2021, compared to 4.50% for the same 2020 period and the average yield on securities decreased 67 basis points to 2.13% due mostly to CLOs repricing into the lower rate environment.

The average cost of funds decreased to 0.56% for the nine months ended September 30, 2021, from 1.08% for the same 2020 period. This decrease was driven by the lower average cost of interest-bearing liabilities and the improved funding mix, including higher average noninterest-bearing deposits, to fund loan growth. The average cost of interest-bearing liabilities decreased 59 basis points to 0.75% for the nine months ended September 30, 2021 from 1.34% for the same 2020 period due to the combination of actively managing deposit pricing down into the lower interest rate environment and the overall reduced usage of FHLB advances. Compared to the same 2020 period, the average cost of interest-bearing deposits declined 67 basis points to 0.31% and the average cost of total deposits decreased 54 basis points to 0.22%. Additionally, average noninterest-bearing deposits increased by $507.6 million or 39.6% for the nine months ended September 30, 2021 when compared to the same 2020 period.

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

	Three Months Ended September 30, 2021 vs. 2020			Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$5,797	$(3,979)	$1,818	$6,452	$(10,565)	$(4,113)
Securities	865	(464)	401	4,227	(5,975)	(1,748)
Other interest-earning assets	(597)	503	(94)	(1,044)	(86)	(1,130)
Total interest and dividend income	$6,065	$(3,940)	$2,125	$9,635	$(16,626)	$(6,991)
Interest expense:
Interest-bearing checking	$260	$(1,288)	$(1,028)	$1,714	$(7,077)	$(5,363)
Savings and money market	(147)	(1,501)	(1,648)	306	(5,942)	(5,636)
Certificates of deposit	(936)	(1,540)	(2,476)	(4,172)	(6,968)	(11,140)
FHLB advances	(1,159)	289	(870)	(7,762)	2,247	(5,515)
Securities sold under repurchase agreements	(1)	(1)	(2)	(2)	(2)	(4)
Other borrowings	36	(4)	32	49	(18)	31
Long-term debt	1,105	(109)	996	3,252	(324)	2,928
Total interest expense	(842)	(4,154)	(4,996)	(6,615)	(18,084)	(24,699)
Net interest income	$6,907	$214	$7,121	$16,250	$1,458	$17,708

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
(Reversal of) provision for loan losses	$(2,566)	$(2,608)	$2,130	$(6,458)	$28,360
Provision for (reversal of) credit losses - unfunded loan commitments	1,419	454	(989)	2,050	368
Total (reversal of) provision for credit losses	$(1,147)	$(2,154)	$1,141	$(4,408)	$28,728

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021
There was a reversal of provision for credit losses of $1.1 million for the third quarter, compared to a reversal of $2.2 million for the second quarter. The third quarter reversal was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, and consideration of credit quality metrics, offset partially by higher period end loan balances of $243.1 million.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
There was a reversal of provision for credit losses of $1.1 million for the third quarter of 2021, compared to a provision of $1.1 million for the same 2020 period. The lower provision for credit losses was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, and consideration of credit quality metrics, offset by higher period end loan balances of $550.6 million.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
During the nine months ended September 30, 2021, the provision for credit losses was a reversal of $4.4 million, compared to a provision of $28.7 million during the same 2020 period. The lower provision for credit losses was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, lower specific reserves and consideration of credit quality metrics, offset partially by higher period end loan balances of $550.6 million. The provision for credit losses during the comparable 2020 period also reflected increases from using the new CECL model, the estimated impact of the health crisis on our loans, and higher specific reserves.
See further discussion in "Allowance for Credit Losses."

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Customer service fees	$1,900	$1,990	$1,498	$5,648	$3,818
Loan servicing income	170	38	186	476	356
Income from bank owned life insurance	715	690	629	2,077	1,798
Net gain on sale of securities available-for-sale	—	—	—	—	2,011
Fair value adjustment on loans held-for-sale	160	20	24	180	(1,537)
Net gain on sale of loans	—	—	272	—	245
Other income	2,574	1,432	1,345	5,689	4,852
Total noninterest income	$5,519	$4,170	$3,954	$14,070	$11,543

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021
Noninterest income increased $1.3 million to $5.5 million for the third quarter due mostly to an increase in all other income. The $1.1 million increase in all other income was due mostly to an $841 thousand gain related to a sale-leaseback transaction of one branch location.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Noninterest income for the third quarter of 2021 increased $1.6 million to $5.5 million compared to the same 2020 period due mostly to an increase in customer services fees and other income offset by a decrease in net gain on sale of loans as there were no sales of loans in the third quarter of 2021. The $402 thousand increase in customer services fees was due to higher deposit and interchange fees of $414 thousand. The increase in deposit activity fees is attributed to higher average deposit balances, and our initiative to bring our service fee schedules more in line with market. The $1.2 million increase in other income was due mostly to the aforementioned gain related to the sale-leaseback transaction and higher rental income.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Noninterest income for the nine months ended September 30, 2021 increased $2.5 million to $14.1 million compared to the same 2020 period. The increase in noninterest income was mainly due to higher customer service fees, lower fair value adjustment for loans held for sale and higher all other income, offset by lower net gain on sale of securities and loans. The $1.8 million increase in customer services fees was due to higher loan fees of $351 thousand and higher deposit activity fees of $1.5 million. The increase in deposit activity fees is attributed to higher average deposit balances and our initiative to bring our service fee schedules more in line with market. Fair value adjustment for loans held for sale improved $1.7 million as the comparable period included valuation losses on loans held for sale due to the impact of the decreases in market interest rates. There were no gains from sale of securities for the nine months ended September 30, 2021, compared to $2.0 million in net gains in the same 2020 period from the sale of $20.7 million in securities, primarily consisting of corporate securities. The $837 thousand increase in all other income is due mostly to the aforementioned gain related to the sale-leaseback transaction, higher rental income, interest rate swap income and processing fees, offset by lower legal settlement income and lower earnout income which ended in the second quarter of 2020.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Salaries and employee benefits	$24,786	$25,042	$23,277	$75,547	$70,973
Naming rights termination	—	—	—	—	26,769
Occupancy and equipment	7,124	7,277	7,457	21,597	21,790
Professional fees	892	1,749	5,147	6,663	15,707
Data processing	1,646	1,621	1,657	4,922	4,966
Advertising	122	78	219	318	3,132
Regulatory assessments	812	769	784	2,355	1,993
Reversal of provision for loan repurchases	(42)	(99)	(91)	(273)	(725)
Amortization of intangible assets	282	282	353	846	1,212
Merger-related costs	1,000	700	—	2,400	—
All other expense	2,974	3,969	3,021	9,714	13,958
Noninterest expense before (gain) loss on investments in alternative energy partnerships	39,596	41,388	41,824	124,089	159,775
(Gain) loss on investments in alternative energy partnerships	(1,785)	(829)	(1,430)	1,016	308
Total noninterest expense	$37,811	$40,559	$40,394	$125,105	$160,083

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021
Noninterest expense decreased $2.7 million to $37.8 million for the third quarter compared to the prior quarter. The decrease was due mostly to lower professional fees of $857 thousand, lower all other expense of $995 thousand and higher net gain in alternative energy partnership investments of $956 thousand, offset by higher merger-related costs of $300 thousand. Professional fees included net recoveries of indemnified legal expenses of $2.2 million in the third quarter compared to net recoveries of $1.3 million during the second quarter. The $995 thousand decrease in all other expense was due mostly to the third quarter including a gain on sale of other real estate owned of $365 thousand compared to $0 in the prior quarter, and higher equity investment income as the prior quarter included net losses of $727 thousand compared to $0 in the third quarter. Equity investments without readily determinable fair values include investments in privately held companies and limited partnerships and income or loss from these investments fluctuates based on their underlying performance. Total merger-related costs increased $300 thousand to $1.0 million for the third quarter compared to the prior quarter.

Total operating costs, defined as noninterest expense adjusted for certain expense items (refer to section Non-GAAP Measures), decreased $1.2 million to $40.7 million for the third quarter compared to $42.0 million for the prior quarter primarily due to the lower salaries and benefits, higher gain on sale of other real estate owned and lower losses on equity investments.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Noninterest expense was $37.8 million for the third quarter of 2021, a decrease of $2.6 million from $40.4 million for the comparable 2020 period. The decrease was mainly due to (i) lower professional fees of $4.3 million, due to overall reductions in indemnified legal fees, net of recoveries, for resolved legal proceedings and various other litigations, (ii) lower occupancy and equipment of $333 thousand due to reductions in depreciation and (iii) a higher gain on alternative energy partnerships of $355 thousand from decreased loss sharing allocations. These increases were offset by higher salaries and employee benefits of $1.5 million due to higher commissions and incentive-based compensation and higher merger-related costs of $1.0 million associated with our merger with PMBC.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Noninterest expense for the nine months ended September 30, 2021 decreased $35.0 million to $125.1 million compared to the prior year. The decrease was primarily due to: (i) the same 2020 period including a $26.8 million one-time charge related to the termination of our LAFC naming rights agreements, (ii) lower professional fees of $9.0 million, due mostly to a $7.6 million decrease in legal fees, net of insurance recoveries, (iii) lower advertising fees of $2.8 million due to the termination of the LAFC agreements in May 2020, and (iv) lower all other expense of $4.2 million resulting from the previous year including a $2.5 million debt extinguishment fee for the early repayment of certain FHLB term advances and a $1.2 million charge for two legacy legal settlements combined with overall expense reduction efforts. These decreases were partially offset by higher (i) salaries and employee benefits of $4.6 million due to higher commissions and incentive-based compensation due to higher production and financial performance levels, (ii) merger-related costs of $2.4 million associated with the approved merger with PMBC, and (iii) net losses in alternative energy partnership investments of $708 thousand.

Income Tax (Benefit) Expense
For the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, income tax expense was $8.7 million, $6.6 million, and $2.4 million, resulting in an effective tax rate of 27.2%, 25.6% and 12.9%, respectively. Our 27.2% effective tax rate for the three months ended September 30, 2021 differs from the 29.5% statutory rate due to the impact of various permanent tax differences, tax credits and other discrete items.
For the nine months ended September 30, 2021 and 2020, income taxes were an expense of $17.5 million and a benefit of $5.1 million, resulting in an effective tax rate of 23.6% and 35.9%, respectively. During the nine months ended September 30, 2021, income tax expense included a $2.5 million tax benefit from share-based awards, including the exercise of all previously issued outstanding stock appreciation rights in the first quarter of 2021 and other discrete tax items that impacted our effective tax rate.

For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
At September 30, 2021, all of our investment securities were classified as available-for-sale.
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

The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$15,489	$15,421	$(68)	$17,436	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,708	193,286	2,578	99,591	106,384	6,793
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	254,775	255,305	530	209,426	211,831	2,405
Municipal securities	117,955	120,417	2,462	64,355	68,623	4,268
Non-agency residential mortgage-backed securities	149	154	5	156	160	4
Collateralized loan obligations	551,775	549,277	(2,498)	687,505	677,785	(9,720)
Corporate debt securities	156,995	169,508	12,513	141,975	149,294	7,319
Total securities available-for-sale	$1,287,846	$1,303,368	$15,522	$1,220,444	$1,231,431	$10,987

Securities available-for-sale were $1.30 billion at September 30, 2021, an increase of $71.9 million, or 5.8%, from $1.23 billion at December 31, 2020. The increase was mainly due to purchases of $226.8 million, including $158.1 million in U.S. government agency and government sponsored enterprise securities, $53.7 million in municipal securities and $15.0 million in corporate securities and higher net unrealized gains of $4.5 million, offset by CLO resets totaling $135.7 million and principal reductions of $22.5 million. The increase in unrealized net gains was due mostly to improved pricing of CLOs and corporate debt securities due to lower credit spreads, offset by decreases in the value of municipal securities and mortgage-backed securities as a result of increases in longer term interest rates during the year.
CLOs totaled $549.3 million and $677.8 million and were all AAA and AA rated at September 30, 2021 and December 31, 2020. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
We did not record credit impairment for any investment securities for the three and nine months ended September 30, 2021 or 2020. We monitor our securities portfolio to ensure it has adequate credit support. As of September 30, 2021, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at September 30, 2021, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of September 30, 2021, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net increase in fair value during the year were attributable to a combination of changes in interest rates and credit market conditions.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and yield information of the investment securities portfolio as of September 30, 2021:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$15,421	0.93%	$—	—%	$—	—%	$—	—%	$15,421	0.93%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	29,294	2.20%	163,992	2.16%	193,286	2.17%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	105,662	0.63%	10,978	1.97%	42,423	1.34%	96,242	1.75%	255,305	1.23%
Municipal securities	—	—%	—	—%	15,425	2.62%	104,992	2.37%	120,417	2.40%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	154	6.36%	154	6.36%
Collateralized loan obligations	549,277	1.76%	—	—%	—	—%	—	—%	549,277	1.76%
Corporate debt securities	—	—%	151,201	4.82%	18,307	5.73%	—	—%	169,508	4.91%
Total securities available-for-sale	$670,360	1.56%	$162,179	4.62%	$105,449	2.42%	$365,380	2.11%	$1,303,368	2.15%

Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $3.4 million at September 30, 2021 and $1.4 million at December 31, 2020 and consisted mainly of repurchased conforming SFR mortgage loans that were previously sold and repurchased GNMA loans that were previously sold and became delinquent more than 90 days.

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020	Amount Change	Percentage Change
Commercial:
Commercial and industrial(1)	$2,296,626	$2,088,308	$208,318	10.0%
Commercial real estate	907,224	807,195	100,029	12.4%
Multifamily	1,295,613	1,289,820	5,793	0.4%
SBA(2)	181,582	273,444	(91,862)	(33.6)%
Construction	130,536	176,016	(45,480)	(25.8)%
Consumer:
Single family residential mortgage	1,393,696	1,230,236	163,460	13.3%
Other consumer	23,298	33,386	(10,088)	(30.2)%
Total loans(3)	6,228,575	5,898,405	330,170	5.6%
Allowance for loan losses	(73,524)	(81,030)	7,506	(9.3)%
Total loans receivable, net	$6,155,051	$5,817,375	$337,676	5.8%
(1)Includes warehouse lending balances of $1.52 billion and $1.34 billion at September 30, 2021 and December 31, 2020.
(2)Includes 566 PPP loans totaling $116.5 million, net of unamortized loan fees totaling $2.0 million at September 30, 2021 and 949 PPP loans totaling $210.0 million, net of unamortized loan fees totaling $1.6 million at December 31, 2020.
(3)Total loans include net deferred loan origination costs (fees) and premiums (discounts) of $12.5 million and $6.2 million at September 30, 2021 and December 31, 2020.

Held-for-investment loans increased $330.2 million to $6.23 billion from December 31, 2020, resulting from higher commercial and industrial (C&I) loans of $208.3 million due, in part, to increased utilization of credit facilities, commercial real estate loans of $100.0 million, multifamily loans of $5.8 million and single family residential loans of $163.5 million, offset by lower construction loans of $45.5 million due to prepayment activity. SBA loans also decreased by $91.9 million due mostly from the SBA processing forgiveness requests of $237.0 million offset by $143.7 million in new PPP loans originated. At September 30, 2021, SBA loans included $116.5 million of PPP loans, net of fees.

During the year, we purchased $615.4 million in loans, comprised of single family residential loans of $585.6 million and multifamily loans of $29.8 million.

We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. As of September 30, 2021, loans secured by residential real estate (single-family, multifamily, single-family construction, and credit facilities) represent approximately 70% of our total loans outstanding.

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
The following table presents the risk categories for total loans by class of loans as of September 30, 2021 and December 31, 2020:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial:
Commercial and industrial	$2,210,325	$62,961	$23,340	$—	$2,296,626
Commercial real estate	876,441	16,695	14,088	—	907,224
Multifamily	1,231,025	62,658	1,930	—	1,295,613
SBA	163,271	4,071	12,203	2,037	181,582
Construction	120,861	9,675	—	—	130,536
Consumer:
Single family residential mortgage	1,362,616	8,782	22,298	—	1,393,696
Other consumer	23,114	87	97	—	23,298
Total	$5,987,653	$164,929	$73,956	$2,037	$6,228,575

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial:
Commercial and industrial	$2,019,701	$17,232	$51,375	$—	$2,088,308
Commercial real estate	760,612	30,485	16,098	—	807,195
Multifamily	1,284,995	2,853	1,972	—	1,289,820
SBA	264,851	3,275	4,837	481	273,444
Construction	167,485	8,531	—	—	176,016
Consumer:
Single family residential mortgage	1,202,758	11,853	15,625	—	1,230,236
Other consumer	31,823	1,215	348	—	33,386
Total	$5,732,225	$75,444	$90,255	$481	$5,898,405

Loans risk rated special mention increased $89.5 million to $164.9 million at September 30, 2021 compared to $75.4 million at December 31, 2020 due to downgrades of certain multifamily and commercial and industrial loans offset by loan payoffs and loan amortization. Loans risk rated substandard decreased $16.3 million to $74.0 million at September 30, 2021 compared to $90.3 million at December 31, 2020 due mostly to the upgrade and payoff of certain commercial and industrial loans, offset by the downgrade of certain single family residential loans and the repurchase of guaranteed SBA loans pending resolution. Loans risk rated doubtful increased $1.6 million to $2.0 million at September 30, 2021 compared to $481 thousand due mostly to downgrades of one SBA relationship.

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The C&I industry concentrations in dollars and as a percentage of total outstanding C&I loan balances are summarized below:

	September 30, 2021
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and Insurance - Warehouse Lending	$1,522,945	66%
Real Estate & Rental Leasing	221,541	10%
Finance and Insurance - Other	84,569	4%
Gas Stations	73,926	3%
Healthcare	72,252	3%
Television / Motion Pictures	51,097	2%
Manufacturing	47,421	2%
Wholesale Trade	38,770	2%
Other Retail Trade	29,950	1%
Food Services	29,034	1%
Professional Services	15,339	1%
Transportation	4,685	—%
Accommodations	2,135	—%
All Other	102,962	4%
Total	$2,296,626	100%

Non-Traditional Mortgage Portfolio ("NTM")
Our NTM portfolio is comprised of three interest-only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2021 and December 31, 2020, the NTM portfolio totaled $571.4 million, or 9.2% of the total gross loan portfolio, and $437.1 million, or 7.4% of the total gross loan portfolio. The total NTM portfolio increased by $134.3 million, or 30.7% during the nine months ended September 30, 2021. The increase was primarily due to loan purchases, offset by principal paydowns and payoffs. We no longer originate NTM loans, however loans were purchased which meet the criteria to be considered NTM loans. NTM loans on nonaccrual status included $3.3 million of Green Loans and $3.3 million of Interest Only loans at September 30, 2021 compared to $4.0 million of Green Loans and $4.7 million of Interest Only loans at December 31, 2020.
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
Green Loans, including first and second liens, totaled $26.7 million at September 30, 2021, a decrease of $6.5 million, or 19.6% from $33.2 million at December 31, 2020. The following table presents our Green Loans first lien portfolio at September 30, 2021 by FICO scores that were obtained during the quarter ended September 30, 2021, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2020:

	By FICO Scores Obtained During the Quarter Ended September 30, 2021			By FICO Scores Obtained During the Quarter Ended December 31, 2020			Change
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
FICO Score
800+	8	$2,472	9.9%	9	$4,699	18.7%	(1)	$(2,227)	(47.4)%
700-799	20	18,024	71.8%	19	13,907	55.5%	1	4,117	29.6%
600-699	5	3,781	15.1%	5	5,671	22.6%	—	(1,890)	(33.3)%
<600	1	272	1.1%	1	272	1.1%	—	—	—%
No FICO	2	525	2.1%	2	525	2.1%	—	—	—%
Totals	36	$25,074	100.0%	36	$25,074	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing the current unpaid principal balance by the latest estimated property value received per our policy. The table below represents our single family residential NTM first lien portfolio by LTV ratio ranges as of the dates indicated:

($ in thousands)	Green			Interest Only			Negative Amortization			Total
LTV ratio range	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
September 30, 2021
< 61%	34	$22,807	91.0%	181	$278,990	51.4%	4	$1,464	100.0%	219	$303,261	53.2%
61-80%	2	2,267	9.0%	154	258,419	47.6%	—	—	—%	156	260,686	45.8%
81-100%	—	—	—%	1	2,316	0.4%	—	—	—%	1	2,316	0.4%
> 100%	—	—	—%	1	3,518	0.6%	—	—	—%	1	3,518	0.6%
Total	36	$25,074	100.0%	337	$543,243	100.0%	4	$1,464	100.0%	377	$569,781	100.0%
December 31, 2020
< 61%	42	$25,946	82.1%	190	$271,108	67.5%	8	$2,288	100.0%	240	$299,342	68.7%
61-80%	6	5,641	17.9%	91	126,281	31.4%	—	—	—%	97	131,922	30.3%
81-100%	—	—	—%	2	4,251	1.1%	—	—	—%	2	4,251	1.0%
> 100%	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total	48	$31,587	100.0%	283	$401,640	100.0%	8	$2,288	100.0%	339	$435,515	100.0%

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$728	$(728)	(100.0)%
Nonaccrual loans	45,621	35,900	9,721	27.1%
Total nonperforming loans	45,621	36,628	8,993	24.6%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$45,621	$36,628	$8,993	24.6%
Performing restructured loans (1)	$5,835	$4,733	$1,102	23.3%
Total nonperforming loans to total loans	0.73%	0.62%
Total nonperforming assets to total assets	0.55%	0.46%
ALL to nonperforming loans	161.16%	221.22%
ACL to nonperforming loans	172.63%	229.91%
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

Additional interest income of approximately $724 thousand and $1.9 million would have been recorded during the three and nine months ended September 30, 2021, had these loans been paid in accordance with their original terms throughout the periods indicated.

Non-performing loans increased $9.0 million to $45.6 million as of September 30, 2021, of which $22.7 million, or 50%, relates to loans in a current payment status. The increase was due mostly to $36.7 million of loans placed on non-accrual status, including $9.3 million in guaranteed SBA loans that were repurchased and are pending resolution, offset by $25.1 million in cured loans and payoffs. Of the $36.7 million of loans placed on non-accrual status, $23.8 million, related to SFR loans.

At September 30, 2021, non-performing loans included (i) a legacy relationship totaling $7.0 million that is well-secured by a combination of commercial real estate and SFR properties with an average loan-to-value ratio of 50%, (ii) SFR loans totaling $16.5 million, (iii) SBA loans totaling $12.8 million, of which $8.7 million is guaranteed, and (iv) other commercial loans of $9.2 million.

During the three and nine months ended September 30, 2021, other real estate owned, consisting of one SFR property totaling $3.3 million, was sold at a gain of $365 thousand. During the three and nine months ended September 30, 2020, other real estate owned, consisting of one SFR property totaling $1.1 million, was sold at a loss of $38 thousand.

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
At September 30, 2021 and December 31, 2020, we had 9 and 13 loans classified as TDRs, with an aggregate balance of $8.2 million and $9.0 million. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing. The decrease in TDRs during the nine months ended September 30, 2021 was due mostly to payoffs and paydowns offset by an addition for one single family residential loan totaling $1.8 million.

At September 30, 2021, of the 9 loans classified as TDRs, 7 loans totaling $5.8 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2020, of the 13 loans classified as TDRs, 10 loans totaling $4.7 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.
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

Allowance for Credit Losses (ACL)
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during September 2021. The September 2021 forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates) compared to the June 2021 forecasts. While the current forecasts generally reflect an improving economy with the availability of the vaccine and other factors, there continues to be uncertainty regarding the impact of inflation (lasting or transitory), COVID-19 variants, further government stimulus, supply chain issues, and the ultimate pace of the recovery. Accordingly, our economic assumptions, the resulting ACL level and provision reversal consider both the positive assumptions and potential uncertainties. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.
The allowance for expected credit losses (ACL), which includes the reserve for unfunded loan commitments, totaled $78.8 million, or 1.26% of total loans, at September 30, 2021, compared to $84.2 million, or 1.43% of total loans, at December 31, 2020. The $5.5 million decrease in the ACL was due to: (i) lower general reserves of $6.4 million due to improved economic assumptions and asset quality trends, offset by higher period-end portfolio balances , (ii) net charge-offs of $1.0 million, and (iii) higher specific reserves of $2.0 million. The ACL coverage of non-performing loans was 173% at September 30, 2021 compared to 230% at December 31, 2020.
The reserve for unfunded loan commitments was established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	September 30, 2021	December 31, 2020
Allowance for credit losses:
Allowance for loan losses (ALL)	$73,524	$81,030
Reserve for unfunded loan commitments	5,233	3,183
Total allowance for credit losses (ACL)	$78,757	$84,213

ALL to total loans	1.18%	1.37%
ACL to total loans	1.26%	1.43%
ACL to total loans, excluding PPP loans	1.29%	1.48%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,885	$3,814	$79,699	$90,370	$4,195	$94,565
Loans charged off	(327)	—	(327)	(1,821)	—	(1,821)
Recoveries of loans previously charged off	532	—	532	248	—	248
Net recoveries (charge-offs)	205	—	205	(1,573)	—	(1,573)
(Reversal of) provision for credit losses	(2,566)	1,419	(1,147)	2,130	(989)	1,141
Balance at end of period	$73,524	$5,233	$78,757	$90,927	$3,206	$94,133

	Nine Months Ended September 30,
($ in thousands)	2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
Impact of adopting ASU 2016-13(1)	—	—	—	7,609	(1,226)	6,383
Loans charged off	(1,778)	—	(1,778)	(3,897)	—	(3,897)
Recoveries of loans previously charged off	730	—	730	1,206	—	1,206
Net charge-offs	(1,048)	—	(1,048)	(2,691)	—	(2,691)
(Reversal of) provision for credit losses	(6,458)	2,050	(4,408)	28,360	368	28,728
Balance at end of period	$73,524	$5,233	$78,757	$90,927	$3,206	$94,133
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
The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	September 30, 2021			December 31, 2020
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$20,255	$2,296,626	36.8%	$20,608	$2,088,308	35.3%
Commercial real estate	16,017	907,224	14.6%	19,074	807,195	13.7%
Multifamily	18,725	1,295,613	20.8%	22,512	1,289,820	21.9%
SBA	4,735	181,582	2.9%	3,145	273,444	4.6%
Construction	4,118	130,536	2.1%	5,849	176,016	3.0%
Consumer:
Single family residential mortgage	9,304	1,393,696	22.4%	9,191	1,230,236	20.9%
Other consumer	370	23,298	0.4%	651	33,386	0.6%
Total	$73,524	$6,228,575	100.0%	$81,030	$5,898,405	100.0%

The following table provides information regarding activity by loan class in the allowance for loan losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
ALL at beginning of period	$75,885	$90,370	$81,030	$57,649
Impact of adopting ASU 2016-13(1)	—	—	—	7,609
Charge-offs:
Commercial and industrial	(115)	(1,597)	(1,180)	(2,761)
Commercial real estate	(138)	—	(138)	—
Multifamily	—	—	—	—
SBA	(74)	(224)	(460)	(580)
Single family residential mortgage	—	—	—	(552)
Other consumer	—	—	—	(4)
Total charge-offs	(327)	(1,821)	(1,778)	(3,897)
Recoveries:
Commercial and industrial	484	116	553	265
SBA	1	132	130	253
Single family residential mortgage	46	—	46	639
Other consumer	1	—	1	49
Total recoveries	532	248	730	1,206
Net recoveries (charge-offs)	205	(1,573)	(1,048)	(2,691)
(Reversal of) provision for credit losses - loans	(2,566)	2,130	(6,458)	28,360
ALL at end of period	$73,524	$90,927	$73,524	$90,927
Average total loans held-for-investment	$6,056,374	$5,514,032	$5,870,480	$5,652,897
Total loans held-for-investment at end of period	$6,228,575	$5,678,002	$6,228,575	$5,678,002
Ratios:
Annualized net charge-offs to average total loans held-for-investment	(0.01)%	0.11%	0.02%	0.06%
ALL to total loans held-for-investment	1.18%	1.60%	1.18%	1.60%
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

The following table presents the activity related to our investment in alternative energy partnerships for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$24,068	$26,967	$27,977	$29,300
New funding	—	—	—	3,631
Change in unfunded commitments	—	—	—	(3,225)
Cash distribution from investments	(657)	(611)	(1,765)	(1,612)
Gain (loss) on investments using HLBV method	1,785	1,430	(1,016)	(308)
Balance at end of period	$25,196	$27,786	$25,196	$27,786
Unfunded equity commitments at end of period	$—	$—	$—	$—

Our most recent investment in alternative energy partnerships totaling $3.6 million occurred in March 2020.
During the three months ended September 30, 2021 and 2020, we recognized gains on investment of $1.8 million and $1.4 million. During the nine months ended September 30, 2021 and 2020, we recognized losses on investment of $1.0 million and $308 thousand. The HLBV losses for the nine months ended September 30, 2021 and 2020 were largely driven by accelerated tax depreciation on equipment which reduces the amount distributable by the investee in a hypothetical liquidation under the contractual liquidation provisions. From an income tax benefit perspective, we recognized no investment tax credits during these periods; however, we recorded income tax expense related to these investments of $491 thousand and $185 thousand for the three months ended September 30, 2021 and 2020 and income tax benefit of $280 thousand and $111 thousand for the nine months ended September 30, 2021 and 2020.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2021		December 31, 2020
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,107,709	32.2%	$1,559,248	25.6%	$548,461
Interest-bearing demand deposits	2,214,678	33.8%	2,107,942	34.6%	106,736
Savings and money market accounts	1,661,013	25.4%	1,646,660	27.1%	14,353
Certificates of deposit of $250,000 or less	221,022	3.4%	316,585	5.2%	(95,563)
Certificates of deposit of more than $250,000	338,803	5.2%	455,365	7.6%	(116,562)
Total deposits	$6,543,225	100.0%	$6,085,800	100.0%	$457,425

Total deposits were $6.5 billion at September 30, 2021, an increase of $457.4 million, or 7.5%, from $6.1 billion at December 31, 2020. We continue to focus on growing relationship-based deposits, strategically augmented by wholesale funding, as we actively managed down deposit costs in response to the current interest rate environment. Noninterest-bearing deposits totaled $2.11 billion and represented 32.2% of total deposits at September 30, 2021 compared to $1.56 billion and 25.6% at December 31, 2020.
During the nine months ended September 30, 2021, demand deposits increased by $655.2 million, due to higher noninterest-bearing deposits of $548.5 million and interest-bearing demand deposits of $106.7 million. Savings and money market accounts also increased $14.4 million during the nine months ended September 30, 2021. These increases were offset by decreases in time deposits of $212.1 million.
Brokered deposits were $10.0 million at September 30, 2021, and $26.2 million at December 31, 2020. The decrease between periods related to maturities of brokered time deposits.
The following table presents the scheduled maturities of certificates of deposit as of September 30, 2021:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$74,358	$59,451	$57,893	$29,320	$221,022
Certificates of deposit of more than $250,000	253,133	24,665	53,462	7,543	338,803
Total certificates of deposit	$327,491	$84,116	$111,355	$36,863	$559,825

Borrowings
We utilized FHLB advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintained additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
During the nine months ended September 30, 2021, FHLB advances decreased $134.1 million, or 24.8%, to $405.7 million, net of unamortized debt issuance costs of $5.3 million, as of September 30, 2021, primarily due to repayment of overnight borrowings of $85.0 million and maturities of term advances of $50.0 million.
At September 30, 2021, FHLB advances included no overnight borrowings and $411.0 million in term advances with a weighted average life of 4.2 years and weighted average interest rate of 2.53%.
We did not utilize repurchase agreements at September 30, 2021 or December 31, 2020.
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at September 30, 2021.
The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $441.0 million and $196.0 million at September 30, 2021 and December 31, 2020. Borrowings under the AFX totaled $100.0 million and zero at September 30, 2021 and December 31, 2020.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

	September 30, 2021		December 31, 2020
($ in thousands)	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
5.25% senior notes due April 15, 2025	$175,000	$(1,104)	$175,000	$(1,291)
4.375% subordinated notes due October 30, 2030	85,000	(2,190)	85,000	(2,394)
Total	$260,000	$(3,294)	$260,000	$(3,685)

At September 30, 2021, we were in compliance with all covenants under our long-term debt agreements.

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
As a result of current economic conditions, including government stimulus in response to the pandemic, we have participated in the elevated levels of liquidity in the marketplace. A portion of the additional liquidity is viewed as short-term as it is expected to be used by clients in the near term and, accordingly, we have maintained higher levels of liquid assets. We have not observed a change in the level of clients' credit line usage and we expect additional liquidity as the Bank's PPP loans are forgiven over the next several quarters.
Banc of California, N.A.
At September 30, 2021, the Company had borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) of $349.3 million, including the secured borrowing capacity through the Federal Reserve Discount Window and Borrower-in-Custody ("BIC") program. At September 30, 2021, the Bank has pledged certain qualifying loans with an unpaid principal balance of $617.4 million and securities with a carrying value of $8.9 million as collateral for these lines of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three and nine months ended September 30, 2021.
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

Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and our ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the nine months ended September 30, 2021, the Bank paid $36.0 million of dividends to Banc of California, Inc. At September 30, 2021, Banc of California, Inc. had $54.8 million in cash, all of which was on deposit at the Bank.
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expired in February 2021. There were no common stock repurchases during the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, we redeemed all outstanding depositary shares representing shares of our Series D. The aggregate total consideration for the Series D depositary shares purchased was $93.3 million. The $3.3 million difference between the consideration paid and the $89.9 million aggregate carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in a decrease to net income allocated to common stockholders.
On a consolidated basis, cash and cash equivalents totaled $185.8 million, or 2.2% of total assets at September 30, 2021. This compared to $220.8 million, or 2.8% of total assets, at December 31, 2020. The $35.0 million decrease was mainly due to the net reduction in FHLB advances and other borrowings.
At September 30, 2021, we had available unused secured borrowing capacities of $894.9 million from the FHLB and $349.3 million from the Federal Reserve, as well as $210.0 million from unsecured federal funds lines of credit. We also maintained repurchase agreements of which none were outstanding at September 30, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and pledging additional investment securities. We also had unpledged securities available-for-sale of $1.27 billion at September 30, 2021. We also have the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $441.0 million at September 30, 2021. Borrowings under the AFX totaled $100.0 million and zero at September 30, 2021 and December 31, 2020.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of September 30, 2021. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of September 30, 2021:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$153,410	$11,580	$94,165	$41,399	$6,266
Unused lines of credit	1,465,916	1,151,170	230,767	15,610	68,369
Standby letters of credit	8,181	6,095	2,086	—	—
Total commitments	$1,627,507	$1,168,845	$327,018	$57,009	$74,635
FHLB advances	$411,000	$—	$—	$311,000	$100,000
Other borrowings	100,000	100,000	—	—	—
Long-term debt	260,000	—	—	175,000	85,000
Operating and capital lease obligations	32,928	6,429	10,962	9,167	6,370
Certificates of deposit	559,825	522,962	34,140	2,723	—
Total contractual obligations	$1,363,753	$629,391	$45,102	$497,890	$191,370

At September 30, 2021, we had unfunded commitments of $12.6 million, $5.6 million, and $2.5 million for affordable housing fund investments, SBIC investments, and other investments, including investments in alternative energy partnerships, respectively.

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

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Banc of California, Inc.
Total risk-based capital	$943,885	14.73%	$512,800	8.00%	N/A	N/A
Tier 1 risk-based capital	791,367	12.35%	384,600	6.00%	N/A	N/A
Common equity tier 1 capital	696,411	10.86%	288,450	4.50%	N/A	N/A
Tier 1 leverage	791,367	9.80%	323,009	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,044,540	16.31%	$512,304	8.00%	$640,380	10.00%
Tier 1 risk-based capital	974,831	15.22%	384,228	6.00%	512,304	8.00%
Common equity tier 1 capital	974,831	15.22%	288,171	4.50%	416,247	6.50%
Tier 1 leverage	974,831	12.08%	322,716	4.00%	403,395	5.00%
December 31, 2020
Banc of California, Inc.
Total risk-based capital	$996,466	17.01%	$468,628	8.00%	N/A	N/A
Tier 1 risk-based capital	840,501	14.35%	351,471	6.00%	N/A	N/A
Common equity tier 1 capital	655,623	11.19%	263,603	4.50%	N/A	N/A
Tier 1 leverage	840,501	10.90%	308,555	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,011,587	17.27%	$468,698	8.00%	$585,873	10.00%
Tier 1 risk-based capital	938,346	16.02%	351,524	6.00%	468,698	8.00%
Common equity tier 1 capital	938,346	16.02%	263,643	4.50%	380,817	6.50%
Tier 1 leverage	938,346	12.19%	307,894	4.00%	384,868	5.00%

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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, any near term dividend by the Bank will require OCC approval. During the three and nine months ended September 30, 2021, the Bank paid $24.0 million and $36.0 million in dividends to Banc of California, Inc.
During the three and nine months ended September 30, 2021, we declared and paid dividends on our common stock of $0.06 and $0.18 per share totaling $3.0 million and $9.1 million in addition to dividends on our preferred stock totaling $1.7 million and $6.6 million.

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

Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Board ALCO. Board ALCO delegates the day to day management of interest rate risk to the Management ALCO. Management ALCO ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Board ALCO reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of the Asset Liability Management policy, our Board of Directors periodically reviews the interest rate risk policy limits.
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
At September 30, 2021, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Bank’s economic value of equity at September 30, 2021 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
September 30, 2021
+200 bps	$1,643,814	$176,366	12.0%	$268,728	$15,143	6.0%
+100 bps	1,562,554	95,106	6.5%	260,662	7,077	2.8%
0 bps	1,467,448			253,585
-100 bps	1,361,480	(105,968)	(7.2)%	246,101	(7,484)	(3.0)%
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of September 30, 2021 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On April 5, 2021, the parties informed the Court that they had reached agreement on a Memorandum of Understanding to resolve the action. The proposed settlement requires only governance changes by the Company and does not contain a monetary component except for a potential award of attorneys’ fees, which will be paid by the Company’s insurance carriers. The Court has granted preliminary approval to the settlement. Plaintiffs’ motion for final approval of the settlement and their motion for attorney’s fees are set for hearing on December 17, 2021.

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From July 1, 2021 to July 31, 2021	101	$17.54	—	$—
From August 1, 2021 to August 31, 2021	1,510	$17.62	—	$—
From September 1, 2021 to September 30, 2021	1,165	$17.48	—	$—
Total	2,776	$17.56	—

Preferred Stock (Depositary Shares):
From July 1, 2021 to July 31, 2021	—	$—	—	—
From August 1, 2021 to August 31, 2021	—	$—	—	—
From September 1, 2021 to September 30, 2021	—	$—	—	—
Total	—	$—	—	—

During the three months ended September 30, 2021, purchases of shares of common stock related to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans. There were no purchases of shares of common stock during the three months ended September 30, 2021 related to the Company's previously announced stock repurchase program.
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
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 8, 2021	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2021	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2021	/s/ Diana Hanson
Diana Hanson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)