Form 10-K
period 2021-12-31
BANC OF CALIFORNIA, INC.
filed 2022-03-01
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant's voting common stock on the New York Stock Exchange as of June 30, 2021, was $790.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of February 25, 2022, the registrant had outstanding 62,190,367 shares of voting common stock and 477,321 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2022.

BANC OF CALIFORNIA, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2021

Forward-Looking Statements
When used in this report and in documents filed with or furnished to the Securities and Exchange Commission (the “SEC”), in press releases or other public stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements. These statements may relate to future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items of Banc of California, Inc. and its affiliates (“BANC,” the “Company”, “we”, “us” or “our”). By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
i.the continuing effects of the COVID-19 pandemic and steps taken by governmental and other authorities to contain, mitigate and combat the pandemic on our business, operations, financial performance and prospects;
ii.the costs and effects of litigation, including legal fees and other expenses, settlements and judgments;
iii.the risk that we will not be successful in the implementation of our capital utilization strategy, new lines of business, new products and services, or other strategic project initiatives;
iv.risks that the Company’s merger and acquisition transactions, including its recent acquisition of Pacific Mercantile Bancorp, may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies, and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;
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
viii.changes in the interest rate environment and levels of general interest rates, including the anticipated increases by the FRB in its benchmark rate, the impacts of inflation, the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin, and funding sources;
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
xvii.uncertainty regarding the expected discontinuation of the London Interbank Offered Rate (“LIBOR”) and the use of alternative reference rates;
xviii.failures or security breaches with respect to the network, applications, vendors and computer systems on which we depend, including but not limited to, due to cybersecurity threats;
xix.our ability to attract and retain key members of our senior management team;
xx.increased competitive pressures among financial services companies;
xxi.changes in consumer spending, borrowing and saving habits;
xxii.the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
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
xxv.continuing impact of the Financial Accounting Standards Board’s credit loss accounting standard, referred to as Current Expected Credit Loss, which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses;
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

ACL	Allowance for credit losses	GLBA	Gramm-Leach-Bliley Act
AFX	American Financial Exchange platform	GNMA	Government National Mortgage Association
ALCO	Asset/Liability Committee	GSE	Government Sponsored Entity
ALL	Allowance for loan losses	HELOC	Home Equity Lines of Credit
AOCI	Accumulated Other Comprehensive Income	HLBV	Hypothetical Liquidation at Book Value
ARM	Adjustable Rate Mortgage	HUD	Housing and Urban Development
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	LAFC	The Los Angeles Football Club
ATO	Account Take-Overs	LIBOR	London Inter-Bank Offered Rate
AVMs	Automated Valuation Models	LTV	Loan-to-Value
Bank	Banc of California, National Association	MBS	Mortgage-backed Securities
BHCA	Bank Holding Company Act of 1956, as amended	MEV	Macroeconomic Variable
BIC	Borrower-in-Custody	MSRs	Mortgage Servicing Rights
Board	Board of Directors	NBV	Net Book Value
C&I	Commercial and Industrial	NII at Risk	Net Interest Income at Risk
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NOL	Net Operating Loss
CCPA	California Consumer Privacy Act	NTM	Non-Traditional Mortgage
CDC	Certified Development Company	NYSE	New York Stock Exchange
CECL	Current Expected Credit Losses	OCC	Office of the Comptroller of the Currency
CEO	Chief Executive Officer	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1	OTTI	Other-than-Temporary-Impairment
CFO	Chief Financial Officer	PCAOB	Public Company Accounting Oversight Board
CFPB	Consumer Financial Protection Bureau	PCD	Purchased Credit Deteriorated
CLO	Collateralized Loan Obligation	PPP	Payment Protection Program
CMBS	Commercial Mortgage-Backed Securities	PTPP	Pre-tax Pre-Provision
COSO	Committee of Sponsoring Organizations	Prime Rate	Wall Street Journal’s prime rate
COVID-19	Coronavirus Disease 2019	ROAA	Return on average Assets
CRA	Community Reinvestment Act of 1977, as amended	ROU	Right of Use
DC Plan	Deferred Compensation Plan	S&P	Standard and Poor’s
DIF	Federal Deposit Insurance Fund	SAR	Stock Appreciation Right
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBA	Small Business Administration
DTA	Deferred Tax Asset	SBIC	Small Business Investment Company
EPS	Earnings Per Share	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity	SFR	Single Family Residential
EY	Ernst & Young LLP	SOFR	Secured Overnight Financing Rate
Fannie Mae	the Federal National Mortgage Association	TCE	Tangible Common Equity
FASB	Financial Accounting Standards Board	TDRs	Troubled Debt Restructurings
FDIC	Federal Deposit Insurance Corporation	TEUs	Tangible Equity Units
FRB	Federal Reserve Bank of San Francisco	2013 Plan	2013 Omnibus Stock Incentive Plan

FHLB	Federal Home Loan Bank	2018 Omnibus Plan	2018 Omnibus Stock Incentive Plan
FICO	Fair Isaac Corporation	the Company	Banc of California, Inc.
FRB	Board of Governors of the Federal Reserve System	TPMO	Third-Party Mortgage Origination
Freddie Mac	the Federal Home Loan Mortgage Corporation	VIE	Variable Interest Entity
GAAP	Generally Accepted Accounting Principles

PART I
Item 1. Business
General
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California, National Association (the “Bank”), a California-based bank. When we refer to the “parent” or the “holding company", we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company”, we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. We are regulated as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB”) and the Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”).
Our principal executive office is currently located at 3 MacArthur Place, Santa Ana, California, and our telephone number is (855) 361-2262. Our common stock trades on the New York Stock Exchange under the trading symbol “BANC”.
Business Overview
The Bank is a relationship-focused business bank. We deliver comprehensive products and solutions for businesses, business owners, and individuals within California through our 32 full service branches extending from San Diego to Santa Barbara. We have served California markets since 1941 through the Bank and its predecessors. The Bank offers a variety of financial products and services designed around our clients in order to serve their banking and financial needs.
Strategy
Our strategic objective is to be the premier relationship-focused business bank in California by delivering outstanding service to our banking clients through our team's ability to collaborate, execute and perform superior to our competition. This involves listening to our clients to understand their needs so that we can actively develop and deliver customized solutions to meet their business objectives. It also involves executing promptly and holding ourselves accountable to the promises we make our clients. We are focused on fostering relationships with businesses in our markets and verticals to establish this understanding and provide an exceptional level of service. We offer a wide variety of deposit, loan and other financial services to both large and small businesses, non-profit organizations, business owners, entrepreneurs, professionals, and high-net worth individuals. Our deposit products include checking, savings, money market, certificates of deposit, retirement accounts and safe deposit boxes. Additional products and services leverage other technology and include automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, card payment services, remote and mobile deposit capture, automated clearing house origination, wire transfer, and direct deposit. Our lending activities are focused on providing thoughtful financing solutions to our clients. We consistently invest in automated solutions and our technology infrastructure to gain operating efficiencies and to improve the client experience as we deliver our high standard of service.
Recent Acquisition
On October 18, 2021, we completed our merger with Pacific Mercantile Bancorp (“PMB”), pursuant to which PMB merged (the “PMB Acquisition”) with and into the Company, with the Company as the surviving corporation. Promptly thereafter, Pacific Mercantile Bank, a California-chartered bank and wholly owned subsidiary of PMB, merged with and into the Bank, with the Bank as the surviving bank. Pacific Mercantile Bank operated seven banking offices, including three full-service branches, located throughout Southern California. PMB’s size, business focus, and deposit profile aligned with our operations and is expected to accelerate our growth and operating scale in key markets.
For additional information, see “Merger with Pacific Mercantile Bancorp” under “Executive Summary” in Item 7 of this Annual Report on Form 10-K.
Products Offered
We offer a full array of competitively priced and client-tailored commercial loan and deposit products and services.
Loan Products
We offer a number of loan products including commercial and industrial loans; commercial real estate loans and multifamily loans; SBA loans; and construction loans. In addition, we have a SFR mortgage loan portfolio that we service, however we no longer originate this type of loan product, although we may purchase SFR loans from time to time. We also originate, on a limited basis, certain types of consumer loans.
At December 31, 2021, our total loans held-for-investment and loans held-for-sale were $7.25 billion, or 77.2% of total assets, and $3.4 million, or 0.04% of total assets, respectively, compared to $5.90 billion or 74.9% of total assets and $1.4 million or 0.02% of total assets at December 31, 2020, respectively. For additional information concerning changes in our loan portfolio, see "Loans Receivable, Net" and "Loans Held-for-Sale" included in Item 7 of this Annual Report on Form 10-K.

Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, equipment or real property, business acquisitions, warehouse lending, and other business lines of credit. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, our policies provide specific guidelines regarding debt coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Owner occupied commercial real estate loans are extended to purchase or refinance real property that is usually 50% or more occupied by the underlying business and the business's cash flow is the primary source of repayment. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to finance a mortgage that a borrower uses to purchase SFR property or refinance an existing mortgage.
Commercial and industrial loans are extended based on the financial strength and integrity of the borrower and guarantor(s) and are generally collateralized by the borrower's assets such as accounts receivable, loans, inventory, equipment or real estate and typically have a term of 1-5 years.
Commercial and industrial loans may be unsecured for well-capitalized and highly profitable borrowers. The interest rates on these loans generally are adjustable and will vary based on market conditions and be commensurate to the perceived credit risk. Loans are generally written with a floor rate of interest typically set at the initial rate on the loan. Some of the owner-occupied commercial real estate loans may be fixed for periods of up to 10 years and many have prepayment penalties. Commercial and industrial loans generally are made to businesses that have had profitable operations and have a conservative debt-to-net worth ratio, good payment histories as evidenced by credit reports, acceptable working capital, and operating cash flow sufficient to demonstrate the ability to pay obligations as they become due.
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
•PPP— These SBA loans were originated as part of the program established by the CARES Act and have additional credit enhancement provided by the U.S. Small Business Administration for up to 100% of the loan amount. PPP loans may be forgiven in full depending on use of funds and eligibility. PPP loans have a term of two to five years.
•504 Loans—These are real estate loans in which the lender can advance up to 90% of the purchase price; retain 50% as a first trust deed; and have a CDC retain the second trust deed for 40% of the total cost. CDCs are licensed by the SBA. Required equity of the borrower is at least 10%. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.
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
Construction Loans
We provide short-term construction loans primarily relating to single family or multifamily residential properties. Construction loans are typically secured by first deeds of trust and guarantees of the borrower. The economic viability of the project, borrower’s creditworthiness, and borrower’s and contractor’s experience are primary considerations in the loan underwriting decision. We utilize independent state licensed appraisers approved by management and monitor projects during construction through inspections and a disbursement program tied to the percentage of completion of each project. We may, in the future, originate or purchase loans or participations in construction, renovation and rehabilitation loans on residential, multifamily and/or commercial real estate properties.
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

SFR mortgage loans in the portfolio include Adjustable Rate Mortgage (“ARM”) loans tied to a variety of indices which were offered with flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. During the year ended December 31, 2021, we purchased $795.8 million of held-for-investment SFR loans with terms up to 40 years, weighted average LTVs at origination below 70% and primarily secured by collateral in California. At December 31, 2021, $703.8 million, or 49.6% of the SFR mortgage portfolio, were adjustable rate and this compares to $1.13 billion, or 91.6% of the SFR mortgage portfolio, at December 31, 2020.
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
Other Consumer Loans
Consumer loans primarily include consumer lines of credit and term loans. These loans generally have shorter terms to maturity or variable interest rates, which reduces our exposure to changes in interest rates, and carry higher rates of interest than SFR mortgage loans. Consumer loans acquired in the PMB acquisition were primarily fixed rate automobile loans with longer terms to maturity. As a result of the PMB Acquisition, we acquire automobile loans on a limited basis. We do not offer automobile loans on a retail basis to our customers.
At December 31, 2021, other consumer loans included automobile loans totaling $75.1 million or 73.0% of this portfolio.
Lending Limits
Our lending is subject to legal lending limits. Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests any amount that exceeds 15% of a bank’s capital and surplus, plus an additional 10% of a bank’s capital and surplus, if the amount that exceeds a bank’s 15% general limit is fully secured by readily marketable collateral. At December 31, 2021, the Bank’s statutory legal lending limits for loans to one borrower were $179 million for unsecured loans and an additional $120 million for specific secured loans. However, we do maintain internal lending limits below these statutory legal lending limits.
Deposit Products and Sources of Funds
General
Our primary sources of funds are deposits, certificates of deposit, payments (including interest and principal) on outstanding loans and investment securities, other short-term investments and funds provided from operations and sales of loans and investment securities. While scheduled payments from loans and investment securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet known and unknown lending commitments and deposit flows of our clients. We also generate cash through borrowings mainly by utilizing FHLB advances to leverage our capital base, to provide funds for our lending activities, as a source of liquidity, and to enhance our interest rate risk management.
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
Core deposits, which we define as low interest-bearing and noninterest-bearing demand deposits, savings, money market deposit accounts, and certificates of deposit, excluding brokered deposits, increased $1.37 billion during the year ended December 31, 2021 and totaled $7.43 billion at December 31, 2021 representing 99.9% of total deposits on that date. We held brokered deposits of $10.0 million, or 0.1% of total deposits at December 31, 2021, compared to $26.2 million, or 0.4% at December 31, 2020.
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
We utilize FHLB advances and securities sold under repurchase agreements to leverage our capital base, to provide funds for our lending activities, to provide a source of liquidity, and to enhance our interest rate risk management activities. We may obtain advances from the FHLB by collateralizing the advances with certain of our loans and investment securities. These advances may be made pursuant to several different credit programs each of which has its own interest rate, range of maturities and call features. At December 31, 2021, we had $481.0 million in FHLB advances outstanding and the ability to borrow an additional $1.06 billion.
In addition, we also have the ability to borrow from the Federal Reserve Bank and other correspondent banks and counterparties through pre-established secured and unsecured lines of credit and securities sold under repurchase agreements. The availability and terms on securities sold under repurchase agreements are subject to the counterparties' discretion and our pledging of investment securities. At December 31, 2021, we had no securities sold under repurchase agreements. We also had the ability to borrow $455.4 million from the Federal Reserve Bank and $210.0 million from unsecured federal funds lines with correspondent banks at December 31, 2021.
We have access to unsecured overnight borrowings from various financial institutions through the American Financial Exchange platform (“AFX”). The availability of such unsecured borrowings, which fluctuates regularly and is subject to the counterparties' discretion, totaled $441.0 million at December 31, 2021. Borrowings under the AFX totaled $25.0 million at December 31, 2021.
Our holding company also has a $50.0 million revolving line of credit which matures on December 19, 2022. We have the option to select paying interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. There were no borrowings under this line of credit at December 31, 2021.
Further, we have outstanding unsecured long term senior notes with an April 15, 2025 maturity date at a stated rate of 5.25% totaling $174.0 million as of December 31, 2021. We also have outstanding unsecured long term fixed-to floating rate subordinated notes with an October 30, 2030 maturity date at a stated rate of 4.375% totaling $82.9 million as of December 31, 2021.
As a result of liabilities assumed in the PMB Acquisition, we have $7.2 million of junior subordinated floating rate debentures with a September 26, 2032 maturity date at a stated rate of LIBOR plus 3.4%. We also assumed in the PMB Acquisition $10.3 million of junior subordinated floating rate debentures with an October 8, 2034 maturity date at a stated rate of LIBOR plus 2.0%.
For additional information, see Note 11 — Federal Home Loan Bank and Short-Term Borrowings and Note 12 — Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8.
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
Competition and Market Area
We face strong competition in originating all of our loan products and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and credit unions. With respect to commercial and industrial lending we also encounter vigorous competition from finance companies. We attract deposits through our relationships from our lending activities, community banking branch network, and our treasury management services. Consequently, we have the ability to service client needs with a variety of deposit accounts and products at competitive rates. Competition for deposits comes principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds, broker dealers, registered investment advisors, investment banks, financial institutions, financial service companies, and other alternative investments.

Based on the most recent branch deposit data as of June 30, 2021, provided by the Federal Deposit Insurance Corporation (“FDIC”), the Bank's share of deposits (including deposit data related to PMB at this date), in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2021
Los Angeles County	0.41%
Orange County	2.71%
San Diego County	0.22%
Santa Barbara County	0.28%
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
We strive to attract and develop individuals who are people-focused and share our values for building relationships among our employees and across our clients and communities. In our recruiting efforts, we strive to have a diverse group of candidates to consider for our roles that reflect the diversity of the Southern California communities we serve. To that end, we post our open positions to dozens of minority-specific recruiting websites. In 2020, we formed an employee-led Inclusion, Diversity, Engagement, and Awareness (“IDEA”) Committee to bring together voices and ideas to help fuel and foster a culture of openness and inclusion in all that we do.
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
As of December 31, 2021, we had 673 full-time employees, almost exclusively in California.
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
Risk Governance
We conduct our business activities under a system of risk governance controls. Key elements of our risk governance structure include the risk appetite framework and risk appetite statement. The risk appetite framework we adopted is managed in conjunction with our strategic and capital plans. The strategic and capital plans articulate the Board of Director's (“Board's”) approved statement of financial condition, loan concentration targets and the appropriate level of capital to manage our business risks properly.
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

The Board establishes our strategic objectives and approves our risk appetite statement, which is developed in collaboration with our executive leadership. The executive team translates the Board-approved strategic objectives and the risk appetite statement into targets and constraints for lines of business.
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
•Credit Approval Authorities—All of our material credit exposures are approved by a credit risk management group that is independent of the business units. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint enterprise risk committee of the Company's Board of Directors and the Bank's Board of Directors review and approve material acquisitions, divestitures, and any other transactions as appropriate.
Asset Quality
•Concentration Risk Management Policy—To mitigate and manage the risk within our loan portfolio, the Board adopted a concentration risk management policy, pursuant to which it generally reviews and revises concentration risk to tolerance thresholds at least annually and otherwise from time to time as appropriate. These concentration risk to tolerance thresholds may change at any time when the Board of Directors is considering material strategic initiatives such as acquisitions, new product launches and terminations of products or other factors as the Board of Directors believes appropriate. We developed procedures relating to the appropriate actions to be taken should management seek to increase the concentration guidelines or exceed the guideline maximum based on various factors. Concentration risk to tolerance thresholds are intended to aid management and the Board to ensure that the loan concentrations are consistent with the Board’s risk appetite.
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
As a bank holding company that has elected to be a financial holding company pursuant to the BHCA, Banc of California, Inc. may affiliate with securities firms and insurance companies and engage in other activities that are (i) financial in nature or incidental or (ii) complementary to activities that are financial in nature and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking.
    Acquisitions. The BHCA requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (iii) it may merge or consolidate with any other bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's managerial and financial resources, the applicant's performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), fair housing laws and other consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.
    Capital Requirements. As a bank holding company, Banc of California, Inc. is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements” below. As of December 31, 2021, Banc of California, Inc. had capital ratios in excess of the minimums required to be considered "well capitalized".
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
    Source of Strength. Under FRB policy and federal law, a bank holding company, such as the Company, must act as a source of financial and managerial strength for its insured depository institution subsidiaries, such as the Bank, particularly when such subsidiaries are in financial distress.
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
FDIC Insurance
FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the deposit insurance assessment for institutions with less than $10.0 billion in assets, such as the Bank, is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the FDIC’s Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The assessment base is based upon average consolidated total assets less average tangible equity.
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
Anti-Money Laundering and Suspicious Activity
Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) require all financial institutions, including banks, to implement policies and procedures relating to anti-money laundering and anti-terrorism compliance, suspicious activity and currency transaction reporting and conduct due diligence on clients. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition.

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
In December 2021, the OCC issued a final rule (the “2021 CRA Rule”) to rescind the OCC’s May 2020 CRA rule (the “2020 CRA Rule”), which created a new CRA framework, and replaced it with rules based on the 1995 CRA rules, as revised, that were issued jointly by the OCC, FRB and FDIC. Because many aspects of the 2020 CRA Rule had not yet been implemented and because of certain transition provisions in the 2021 CRA Rule, the Company does not expect the 2021 CRA Rule to have a significant effect on the Bank.
Financial Privacy Under the Requirements of the Gramm-Leach-Bliley Act
The Company and its subsidiaries are required periodically to disclose to their retail clients the Company’s policies and practices with respect to the sharing of nonpublic client information with its affiliates and others, and the confidentiality and security of that information. Under the Gramm-Leach-Bliley Act (the “GLBA”), retail clients also must be given the opportunity to “opt out” of information-sharing arrangements with non-affiliates, subject to certain exceptions set forth in the GLBA.
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
Identity Theft
Under the Fair and Accurate Credit Transactions Act (“FACT Act”), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. Under the FACT Act, the Bank is required to adopt reasonable policies and procedures to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program: (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to clients or to the safety and soundness of the financial institution or creditor from identity theft.
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
On November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule is required by May 1, 2022.
The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or mortgage-backed securities. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2021, the Bank had $17.3 million in FHLB stock, which was in compliance with this requirement.
Volcker Rule
The so-called “Volcker Rule” issued under the Dodd-Frank Act, which became effective in July 2015, imposes certain restrictions on the ability of the Company and its subsidiaries, including the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, banking entities), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”
Trading in certain government obligations is not prohibited. These include, among others, obligations of or guaranteed by the United States or an agency or government sponsored entity (“GSE”) of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.
Future Legislation or Regulation
In light of recent conditions in the United States economy and the financial services industry, the current administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been, and will likely continue to be, introduced. We cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, our operations or financial condition.
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
•To the extent we acquire other assets or other businesses, including the PMB Acquisition, we may be negatively impacted by certain risks inherent with such acquisitions.
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
•Our business may be adversely affected by credit risk associated with residential and commercial properties and a decline in property values.
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
•Uncertainty relating to the LIBOR transition process and phasing out of LIBOR may adversely affect us.

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
Risks Relating to Markets and External Events
•Climate change, severe weather events, natural disasters, pandemics, acts of war or terrorism and other external events.
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
The Coronavirus Disease 2019 (“COVID-19”) pandemic has created economic and financial disruptions that have adversely affected, and may continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to (i) labor shortages and volatility in consumer confidence and business generally, leading in part to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries, including commercial real estate; (iv) significant reductions in the targeted federal funds rate initially, followed by anticipated rate hikes in response to the effects of the monetary stimulus and other government policies; and (v) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.
We are prioritizing the safety of our clients and employees, and have temporarily closed a small number of branches and are operating with limited branch hours at others. Additionally, the majority of our employees are working remotely or in hybrid arrangements at this time. If these measures are not effective in serving our customers or affect the productivity of our employees, they may lead to significant disruptions in our business operations.

Many of our counterparties and third-party service providers have also been, and may be, affected by “stay-at-home” orders, remote or hybrid work arrangements, labor shortages, supply chain disruptions, increased inflation, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. Additionally, we and many of our counterparties and third-party service providers are experiencing an increasingly competitive labor market due to an on-going labor shortage which has impacted and could continue to impact our and their ability to staff open positions and/or retain existing employees and has resulted in and could continue to result in an increase in staffing costs. As a result, our operational and other risks are generally expected to continue to be impacted until the pandemic subsides.
We have engaged with borrowers who are seeking payment relief and waiving certain fees for impacted clients. One method we have deployed is offering forbearance or deferment to qualifying clients making such requests. For SFR loans, the forbearance periods are 90 days in length, subject to extension, and are patterned after the U.S. Department of Housing and Urban Development (“HUD”) guidelines.
With respect to our non-SFR loan portfolio, deferments are also 90 days in length and subject to extension. These assistance efforts may adversely affect our revenue and results of operations. In addition, if such measures are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.
The effects of the COVID-19 pandemic on economic and market conditions have increased liquidity in the marketplace and resulted in generally lower line utilization by our clients. In addition, economic forecasts and market conditions have negatively affected our capital and leverage levels and ratios, increased our provision for credit losses and negatively impacted the fair value of our investment portfolio. If these adverse developments persist, our capital and leverage ratios, financial condition and results of operations may be adversely impacted.
Governmental authorities worldwide took unprecedented measures to stabilize the markets and support economic growth, though many of these measures have ceased or are winding down. The success of these measures or the impact of their cessation is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.
Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the U.S. economy recovers. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this Risk Factors section.
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
Additionally, from time to time we undertake strategic project initiatives, including but not limited to, investment in technology, process improvement, client experience and fintech partnerships. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.
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
We provide internet banking services to our clients which have additional cyber risks related to our client’s personal electronic devices and electronic communication. Any compromise of personal electronic device security could jeopardize the confidential information of our clients (including user names and passwords) and expose our clients to account take-overs (“ATO”) and the possibility for financial crimes such as fraud or identity theft and deter clients from using our internet banking services. We rely on and employ industry-standard tools and processes to safeguard data. These precautions may not protect our systems from future vulnerabilities, data breaches or other cyber threats. Losses due to unauthorized account activity could harm our reputation and may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We rely on third party providers to help ensure the confidentiality of our client information and acknowledge the additional risks these third parties expose us to. Third party providers may experience unauthorized access to and disclosure of our consumer or client information or result in the destruction or corruption of Company information. In addition, we are exposed indirectly through our third party providers who may experience their own cyber breach and as a result compromise our data and/or lead to service interruptions. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our client relationship management, general ledger, deposit, loan origination and servicing systems, thereby harming our business reputation, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing clients to terminate their banking relationships with us and could make it more difficult for us to attract new banking clients in the future.
To the extent we acquire other banks, bank branches, other assets or other businesses, such as the PMB Acquisition, we may be negatively impacted by certain risks inherent with such acquisitions.
Acquiring other banks, bank branches, other assets or other businesses involves various risks, including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks, branches or businesses, the risk of loss of clients and/or employees of the acquired bank, branch or business, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. We continue to face these risks in connection with the recently completed PMB Acquisition. Our ability to address these matters successfully cannot be assured. There is also the risk that the requisite regulatory approvals might not be received and other conditions to consummation of a transaction might not be satisfied during the anticipated timeframes, or at all. In addition, pursuing an acquisition may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.
Acquiring other banks, bank branches, other assets or other businesses, such as the PMB Acquisition, also involve risks associated with integration, which may cause us to not fully realize the benefits of an acquisition.
The success of any such transaction will depend on, among other things, our ability to combine and integrate the acquired business into our business. If we are not able to successfully achieve this objective, the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. The integration process for an acquisition will likely result in the diversion of management’s time on integration-related issues and could result in the disruption of our business. These transition matters could have an adverse effect on us for an undetermined amount of time after the completion of any acquisition.
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
If the public perception of financial institutions remains negative, then our reputation and business may be adversely affected by negative publicity or information regarding our business and personnel, whether or not accurate or true. Such information may be posted on social media or other Internet forums or published by news organizations and the speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity.
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
We have a net DTA and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under GAAP to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2021, we had a net DTA of $50.8 million. For additional information, see Note 13 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8.
Risks Related to Interest Rate and Credit
If actual losses on our loans exceed our estimates used to establish our allowance for credit losses, our business, financial condition and profitability may suffer.
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, fraud and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for credit losses was 1.35% of total loans held-for-investment and 186.82% of nonperforming loans as of December 31, 2021. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for credit losses if the charge-offs exceed the allowance for credit losses), based on judgments different than that of management. Any increases in the provision for credit losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020, substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changed the previous incurred loss impairment methodology in GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. Current Expected Credit Loss (“CECL”) is generally thought to result in the earlier recognition of credit losses in financial statements.  Under the incurred loss model, we recognized losses when they were incurred. CECL represents a departure from the incurred loss model. CECL requires loans held for investment and held-to-maturity securities to be presented at the net amount expected to be collected (net of the allowance for credit losses). CECL also requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. In addition, the measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
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

There are risks associated with our lending activities and our allowance for credit losses may prove to be insufficient to absorb actual losses in our loan portfolio.
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
We maintain an allowance for credit losses which we believe is appropriate to provide for probable losses inherent in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:
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
As of December 31, 2021, $1.44 billion, or 19.9% of our total loans held-for-investment, was secured by SFR mortgage loans and HELOCs, as compared with $1.26 billion, or 21.4% of our total loans held-for-investment, as of December 31, 2020. This type of lending is particularly sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the California housing markets may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our level of adjustable rate loans.
A substantial majority of our real estate secured loans held-for-investment are adjustable rate loans. Any rise in prevailing market interest rates may result in increased payments for some borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults.
Our underwriting practices may not protect us against losses in our loan portfolio.
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Notwithstanding these practices, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior. In addition, our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage, and underwrite our clients become less predictive of future behaviors, or in the case of borrower fraud. During the year ended December 31, 2019, we recorded a provision for credit losses of $35.8 million, primarily attributable to a $35.1 million line of credit originated in November 2017 to a borrower who was purportedly the subject of a fraudulent scheme. We are actively evaluating all available sources of recovery, although no assurance can be given that we will be successful in that regard. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. As of December 31, 2021, 77.7% of our commercial real estate loans, 84.3% of our multifamily loans and 64.6% of our SFR mortgage loans were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.
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
In the case of interest only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest only loans increased during the year ended December 31, 2021, to $613.3 million, or 8.5% of our total loans held-for-investment from $401.6 million, or 6.8% of our total loans held-for-investment, as of December 31, 2020.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value and in the event we are required to assume direct responsibility for the collateral, including but not limited to residential mortgage loans in the case of warehouse credit facilities that we provide to non-bank financial institutions, our allowance for credit losses may increase, which may, in turn, adversely affect our financial condition and results of operations. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its clients. As of December 31, 2021, our commercial and industrial loans totaled $2.67 billion, or 36.8% of our total loans held-for-investment.
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
We believe that, as a result of the increased defaults and foreclosures during the 2007 to 2009 recession resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of loans are particularly sensitive to obtaining indemnification or the requirement of originators to repurchase loans, and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2021, 2020 and 2019, we sold multifamily and SFR mortgage loans aggregating $10.7 million, $17.4 million, and $1.13 billion. To recognize the potential loan repurchase or indemnification losses on all SFR mortgage and multifamily loans sold in 2019 and prior to 2019, we maintained a total reserve of $4.3 million as of December 31, 2021. Increases to this reserve as a result of the sale of loans are a reduction in our gain on the sale of loans. Increases and decreases to this reserve subsequent to the sale are included as a component of noninterest expense. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
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
As of December 31, 2021, we had $1.32 billion of securities available-for-sale, as compared with $1.23 billion of securities available-for-sale as of December 31, 2020.
As of December 31, 2021, securities available-for-sale that were in an unrealized loss position had a total fair value of $580.7 million with aggregate unrealized losses of $7.3 million. These unrealized losses related primarily to changes in overall interest rates and the resulting impact on valuations of mortgage-backed securities, collateralized mortgage obligations, municipal securities and collateralized loan obligations.
As of December 31, 2020, securities available-for-sale that were in an unrealized loss position had a fair value of $725.6 million and aggregate unrealized losses of $10.0 million. These unrealized losses related primarily to collateralized loan obligations.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2021 we believed there was no credit losses and did not have the intent to sell any of our securities in an unrealized loss position and it is likely that we will not be required to sell such securities before their anticipated recovery. Beginning January 1, 2020, available-for-sale debt securities are analyzed for credit losses under ASC 326 Financial Instruments - Credit Losses, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses is established for losses on available-for-sale debt securities due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. For more information about ASC 326, see Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8.
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
As of December 31, 2021, based on fair value, $519.0 million, or 5.5% of our total assets, was invested in CLOs. Our CLO portfolio consists entirely of variable rate securities, which we believe supports our interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. However, in a decreasing interest rate environment, our interest income may be negatively impacted.
As of December 31, 2021, based on amortized cost, $9.0 million of our CLO holdings were AAA rated and $512.3 million were AA rated. As of December 31, 2021, there were no CLOs rated below AA and none of the CLOs were subject to ratings downgrade in 2021. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.
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
The CLOs we currently hold, from time to time, may not be actively traded, and under certain market conditions may be relatively illiquid investments, and volatility in the CLO trading market may cause the value of these investments to decline. Although we attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of AA or higher and by maintaining a pre-purchase due diligence and ongoing review process by a dedicated credit administration team, no assurance can be given that these risk mitigation efforts will be successful. A deterioration in market conditions and decline in the market value of CLOs could adversely impact our financial condition, results of operations and stockholders' equity.
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
If we foreclose on a commercial real estate or multifamily loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate and multifamily loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and multifamily loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Our commercial real estate and multifamily loans increased during the year ended December 31, 2021, to $2.67 billion, or 36.8% of our total loans held-for-investment from $2.10 billion, or 35.6% of our total loans held-for-investment, as of December 31, 2020.

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
Uncertainty relating to the LIBOR transition process and phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. On November 30, 2020, the benchmark administrator for the U.S. Dollar LIBOR announced that the publication of the most commonly used U.S. Dollar LIBOR rates will cease June 30, 2023. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021, and have said that use of the U.S. Dollar LIBOR rates as a reference rate in new contracts after that date would create safety and soundness risks, including litigation, operational and consumer protection risks. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. The implementation of substitute indices for the calculation of interest rates under our loan agreements with our borrowers, may cause us to incur significant expenses in effecting the transition, and may be subject to disputes or litigation with clients over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.
Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
At December 31, 2021, approximately 45.0% of our total loan portfolio was indexed to 30-day, 90-day, 180-day and one-year LIBOR. These amounts include our warehouse lending portfolio which totals 22.1% of our total loan portfolio and will renew or mature prior to the cessation of LIBOR publication Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the future unavailability of LIBOR, there can be no assurance that such provisions will be effective or that they, or our actions in this respect, will not be challenged by our borrowers. At December 31, 2021, approximately 51.1% our debt securities available-for-sale portfolio was indexed to 30-day or 90-day LIBOR. We are monitoring those investments for updates from the related issuers related to alternative indexes.
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
The Bank increased its focus and attention toward expanding its core relationship deposit business, including recruiting sales and product personnel and adding subject matter expertise. The competitive landscape for deposits continued throughout 2020 and 2021. Outflows were offset by new account and client acquisitions. In a competitive market, depositors have many choices as to where to place their deposit accounts. As the Bank continues to grow its core deposit base and seeks to reduce its exposure to high rate/high volatility accounts, it may experience a net deposit outflow, which could negatively impact our business, financial condition and results of operations.
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
Holders of our common stock are only entitled to receive such dividends as our board of directors declares out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and there may be circumstances under which we would reduce, suspend, or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.
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
We are subject to a variety of litigation pertaining to fiduciary and other claims and legal proceedings. Currently, there are certain legal proceedings pending against us in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, we believe that any liabilities arising from pending legal matters would be immaterial based on information currently available. However, if actual results differ from our expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. For a detailed discussion on current legal proceedings, see Item 3 —Legal Proceedings, and Note 26 — Litigation of the Notes to Consolidated Financial Statements included in Item 8.
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
The Company and the Bank are heavily regulated. This oversight is to protect depositors, the federal Deposit Insurance Fund (“DIF”) and the banking system as a whole, and not stockholders or debt holders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements and restrictions on a bank’s operations, to reclassify assets, to determine the adequacy of a bank’s allowance for credit losses and to set the level of deposit insurance premiums assessed.
Congress, state legislatures and federal and state agencies continually review banking, lending and other laws, regulations and policies for possible changes. We face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modifications of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, that applies to us or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations such as the California Consumer Privacy Act (“CCPA”) could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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
Compliance with the rules and policies adopted by the CFPB has limited the products we may offer to some or all of our clients, or limited the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted. We may also be required to add compliance personnel or incur other significant compliance-related expenses. Our business, financial condition, results of operations and/or competitive position may be adversely affected as a result.
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

Risks Relating to Markets and External Factors
Climate Change Could Have a Material Negative Impact on Us and Our Customers
Our business, as well as the operations and activities of our customers, is subject to the potential risks associated with climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about our practices related to climate change and our carbon footprint. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate changed is perceived to be ineffective or insufficient.
Climate change exposes us to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts, an increase in the number and severity of wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of our properties and other assets; reduce the availability of insurance; and/or disrupt our operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.
Climate change also exposes us to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.
Severe weather, natural disasters such as earthquakes and wildfires, acts of war or terrorism, pandemics (including the COVID-19 pandemic), epidemics and other health-related crises, and other adverse external events have had and could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery and business continuity plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our results of operations and our financial condition.
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
A deterioration in economic conditions could result in a number of consequences, including but not limited to the following, any of which could have a material adverse effect on our business, financial condition and results of operations:
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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase stockholder value through various corporate actions. In the past, we have added to our board of directors members affiliated with two of our major stockholders, PL Capital Advisors LLC (“PL Capital”) and Patriot Financial Partners.
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
When the market price of a company's stock drops significantly, as ours did initially following the posting of the first blog, it is not unusual for stockholder lawsuits to be filed or threatened against the company and its board of directors and for a company to suffer reputational damage. Multiple lawsuits were in fact threatened and filed against us shortly following the posting of the first blog. These lawsuits, and any other lawsuits, have caused us to incur substantial costs and diverted the time and attention of our board and management, and may continue to do so in the future. In addition, reputational damage to us may affect our ability to attract and retain deposits and may cause our deposit costs to increase, which could adversely affect our liquidity and earnings. Reputational damage may also affect our ability to attract and retain loan clients and maintain and develop other business relationships, which could likewise adversely affect our earnings. Continued negative reports issued by short sellers could also negatively impact our ability to attract and retain employees.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, we conduct our operations from 37 offices, including our main and executive offices at 3 MacArthur Place, Santa Ana, California and 32 branch offices in Los Angeles, Orange, San Diego, Santa Barbara counties in California. We also lease additional office space outside of our headquarters and branch locations. For additional information, see Note 6 — Premises and Equipment, net and Note 7— Leases of the Notes to Consolidated Financial Statements included Item 8.
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
The parties reached agreement on a settlement that requires only governance changes by the Company and does not contain a monetary component except for an award of attorneys’ fees, that were paid by the Company’s insurance carriers. The Court granted final approval to the settlement on December 17, 2021.

Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our voting common stock (symbol BANC) is listed on the NYSE. Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of our voting common stock as of December 31, 2021 was 1,239. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There were three holders of record of our Class B non-voting common stock as of December 31, 2021. At December 31, 2021 there were 64,599,170 shares and 62,188,206 shares of voting common stock issued and outstanding, respectively, and 477,321 shares of Class B non-voting common stock issued and outstanding.
As of December 31, 2021, we had 98,702 shares of preferred stock issued and outstanding, all of which were shares of our 7.00% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation amount $1,000 per share (“Series E Preferred Stock”). The Series E Preferred Stock ranks senior to our common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.
On February 9, 2022, we announced that the Company will redeem on March 15, 2022 all of its outstanding Series E Preferred Stock, and the corresponding depositary shares, each representing a 1/40th interest in a share of the Series E Preferred Stock. The redemption price for the Series E Preferred Stock will be $1,000 per share (equivalent to $25 per Series E Depositary Share). Upon redemption, the Series E Preferred Stock and the Series E Depositary Shares will no longer be outstanding and all rights with respect to such stock and depositary shares will cease and terminate, except the right to payment of the redemption price. Also upon redemption, the Series E Depositary Shares will be delisted from trading on the New York Stock Exchange.
Dividend Policy
The timing and amount of cash dividends paid to our preferred and common stockholders depends on our earnings, capital requirements, financial condition, regulatory approval and other relevant factors, including the discretion of the Board of Directors with respect to common stockholder dividends. Our primary source of revenue at the holding company level is dividends from the Bank, and to a lesser extent our ability to raise capital or debt. To the extent we are unable to access dividends from the Bank or are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders would likely be limited. See in Item 1A. — Risk Factors of this Annual Report on Form 10-K for a discussion regarding the holding company's reliance on dividends from the Bank for substantially all of its income and as a result the primary source of funds for cash dividends to our preferred and common stockholders. During the year ended December 31, 2021, the holding company paid dividends in the amount of $12.8 million to its common stockholders and $8.3 million to its preferred stockholders. The Bank paid dividends of $78.0 million to the holding company during the year ended December 31, 2021. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the holding company, and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see Item 1 — Regulation and Supervision included in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

	Purchases of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From October 1, 2021 to October 31, 2021	309	$19.19	—	$—
From November 1, 2021 to November 30, 2021	201	$21.49	—	$—
From December 1, 2021 to December 31, 2021	2,065	$20.38	—	$—
Total	2,575	$20.32	—

Preferred Stock (Depositary Shares):
From October 1, 2021 to October 31, 2021	—	$—	—	—
From November 1, 2021 to November 30, 2021	—	$—	—	—
From December 1, 2021 to December 31, 2021	—	$—	—	—
Total	—	$—	—	—

During the three months ended December 31, 2021, purchases of shares of common stock related entirely to shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans. The Company did not have a publicly announced repurchase plan in effect during that period.

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
The following graph shows a comparison of stockholder total return on Banc of California, Inc.’s voting common stock with the cumulative total returns for: (i) the NYSE Composite Index; (ii) the KBW Nasdaq Regional Banking Index, and (iii) the S&P U.S. BMI Banks - Western Region Index, which replaced the SNL Western Bank Index that is no longer available. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

Total Return Performance
$180
$160
$140
$120
$100
$80
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Banc of California, Inc.
NYSE Composite
KBW Nasdaq Regional Banking Index
S&P U.S. BMI Banks - Western Region Index

	December 31,
Index	2016	2017	2018	2019	2020	2021
Banc of California, Inc.	$100.00	$122.05	$80.95	$106.69	$93.28	$126.00
NYSE Composite	$100.00	$118.73	$108.10	$135.68	$145.16	$175.17
KBW Nasdaq Regional Banking Index	$100.00	$101.75	$83.95	$103.94	$94.89	$129.65
S&P U.S. BMI Banks - Western Region Index	$100.00	$111.50	$88.28	$107.65	$80.56	$124.21

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates
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
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified our most critical accounting policies and accounting estimates as: investment securities, allowance for credit losses, business combinations, valuation of acquired loans, goodwill and deferred income taxes. See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 for a description of these policies.
Investment Securities. Available-for-sale debt securities are carried at fair value. These securities are analyzed for credit losses under ASC 326, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses would be established for losses on available-for-sale debt securities due to credit losses and would be reported as a component of provision for credit losses.
The valuation of investment securities considers observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. All securities available-for-sale were classified as Level 2 at December 31, 2021 and 2020. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at December 31, 2021 and 2020.
The estimates used to determine the fair values of investment securities can be complex and require judgment. These critical estimates are difficult to predict and may result in credit losses in future periods if actual results materially differ from the estimated assumptions utilized in our valuation of these assets.
Allowance for Credit Losses (“ACL”). The ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses in our loan portfolio. The ACL estimate is based on the accounting standard commonly known as CECL, which we adopted on January 1, 2020. Upon adoption, we recognized a Day 1 increase in the ACL of $6.4 million and a related after-tax decrease to retained earnings of $4.5 million. Our Day 1 ACL under the new CECL model totaled $68.1 million, or 1.14% of total loans, compared to $61.7 million, or 1.04% of total loans, under the incurred loss model at December 31, 2019. Under the CECL method, pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. The allowance for loan losses includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including those described in the federal banking agencies' joint interagency policy statement on ALL. These factors include, among others, inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables; qualitative adjustments based on our evaluation of different forecast scenarios and known recent events impacting relevant economic variables; data factors that address the risk that certain model inputs may not reflect all available information including (i) risk factors that have not been fully addressed in internal risk ratings, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) imprecision in the risk rating system and (v) limitations in data available for certain loan portfolios. The ACL process also includes challenging and calibrating the model and model results against observed information, trends and events within the loan portfolio, among others. The ACL and provision for credit losses include amounts and changes from both the allowance for loan losses and the reserve for unfunded commitments.

Business Combinations. Business combinations are accounted for using the acquisition method of accounting under ASC Topic 805 - Business Combinations. Under the acquisition method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
The estimates used to determine the fair values of assets and liabilities acquired in a business combination can be complex and require judgment. For example, we generally value core deposit intangible assets using a discounted cash flow approach, which require a number of critical estimates that include, but are not limited to, future expected cash flows from depositor relationships, expected "decay" rates, and the determination of discount rates. These critical estimates are difficult to predict and may result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our initial valuation of net assets and liabilities acquired.
Goodwill. Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired. Goodwill is not subject to amortization and is evaluated for impairment at least annually, normally during the fourth fiscal quarter, or more frequently in the interim if events occur or circumstances change indicating impairment may have occurred. The determination of whether impairment has occurred is based on an assessment of several factors, including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. Any impairment identified as part of this testing is recognized through a charge to noninterest expense.
The assessment of impairment discussed above incorporate inherent uncertainties, including projected operating results and future market conditions, which are often difficult to predict and may result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.
Acquired Loans. At acquisition date, loans are evaluated to determine whether they meet the criteria of a PCD loan. PCD loans are loans that in management's judgement have experienced more than insignificant deterioration in credit quality since origination. Factors that indicate a loan may have experienced more than insignificant credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the date of acquisition, an ACL is established with a corresponding increase to the overall acquired loan balance. This initial ACL is determined using the Company's current expected credit losses methodology.
Acquired loans that are not considered PCD loans (“non-PCD loans”) are also recognized at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the time of acquisition, the Company establishes an initial ACL for acquired non-PCD loans through a charge to the provision for credit losses. This initial ACL is determined using the Company's current expected credit losses methodology.
Subsequent to acquisition date, the ACL for both PCD and non-PCD loans is determined using the same methodology to determine current expected credit losses that is applied to all other loans.
The estimates used to determine the fair values of non-PCD and PCD acquired loans can be complex and require significant judgment regarding items such as default rates, timing and amount of future cash flows, prepayment rates and other factors. These critical estimates are difficult to predict and may result in provisions for credit losses in future periods if actual losses materially differ from the estimated assumptions utilized in our initial valuation of acquired loans.
Deferred Taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against the deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies.
Although we believe our assessments of the realizability of deferred income taxes are reasonable, no assurance can be given that their realizability will not be different from that which is reflected in our net deferred tax asset balance.
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
We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.
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
Adjusted net income (loss) is calculated by adjusting net income (loss) for tax-effected noninterest income and expense adjustments and the tax impact from the exercise of stock appreciation rights. Adjusted ROAA is computed by dividing annualized adjusted net income by average assets. Adjusted net income (loss) available to common stockholders is computed by removing the impact of preferred stock redemptions from adjusted net income (loss).
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

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

	December 31,
(Dollars in thousands, except per share data)(Unaudited)	2021	2020
Tangible common equity and tangible common equity to tangible assets ratio
Total assets	$9,393,743	$7,877,334
Less goodwill	(94,301)	(37,144)
Less other intangible assets	(6,411)	(2,633)
Tangible assets(1)	$9,293,031	$7,837,557

Total stockholders' equity	$1,065,290	$897,207
Less goodwill	(94,301)	(37,144)
Less other intangible assets	(6,411)	(2,633)
Tangible equity(1)	964,578	857,430
Less preferred stock	(94,956)	(184,878)
Tangible common equity(1)	$869,622	$672,552

Total stockholders' equity to total assets	11.34%	11.39%
Tangible equity to tangible assets(1)	10.38%	10.94%
Tangible common equity to tangible assets(1)	9.36%	8.58%

Common shares outstanding	62,188,206	49,767,489
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	62,665,527	50,244,810

Book value per common share	$15.48	$14.18
Tangible common equity per common share(1)	$13.88	$13.39
(1)Non-GAAP measure.

	Year Ended December 31,
(Dollars in thousands)(Unaudited)	2021	2020	2019
Return on tangible common equity
Average total stockholders' equity	$896,988	$882,050	$948,446
Less average preferred stock	(112,201)	(186,209)	(216,304)
Less average goodwill	(49,688)	(37,144)	(37,144)
Less average other intangible assets	(2,924)	(3,392)	(5,246)
Average tangible common equity(1)	$732,175	$655,305	$689,752

Net income	$62,346	$12,574	$23,759

Net income (loss) available to common stockholders	$50,563	$(1,103)	$2,624
Add amortization of intangible assets	1,276	1,518	2,195
Less tax effect on amortization of intangible assets(2)	(268)	(319)	(461)
Net income available to common stockholders(1)	$51,571	$96	$4,358

Return on average equity	6.95%	1.43%	2.51%
Return on average tangible common equity(1)	7.04%	0.01%	0.63%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory Federal tax rate of 21%.

	Year Ended December 31,
(Dollars in thousands)(Unaudited)	2021	2020	2019
Adjusted noninterest income and expense
Total noninterest income	$18,930	$18,518	$12,116
Noninterest income adjustments:
Net (gain) loss on securities available for sale	—	(2,011)	4,852
Net (gain) loss on sale of legacy SFR loans held for sale	—	(272)	90
Fair value adjustment on legacy SFR loans held for sale	(206)	1,501	(106)
Total noninterest income adjustments	(206)	(782)	4,836
Adjusted noninterest income(1)	$18,724	$17,736	$16,952

Total noninterest expense	$183,232	$199,033	$196,472
Noninterest expense adjustments:
Naming rights termination	—	(26,769)	—
Extinguishment of debt	—	(2,515)	—
Indemnified legal fees, net	2,073	673	9,407
Merger-related costs	(15,869)	—	—
Restructuring expense	—	—	(4,263)
Adjustments to noninterest expense before gain (loss) on alternative energy partnership investments	(13,796)	(28,611)	5,144
Gain (loss) on alternative energy partnership investments	204	365	(1,694)
Total noninterest expense adjustments	(13,592)	(28,246)	3,450
Adjusted noninterest expense(1)	$169,640	$170,787	$199,922

Average assets	$8,294,004	$7,689,016	$9,132,980
Noninterest expense to average total assets	2.21%	2.59%	2.15%
Adjusted noninterest expense to average total assets(1)	2.05%	2.22%	2.19%
(1)Non-GAAP measure.

	Year Ended December 31,
(Dollars in thousands)(Unaudited)	2021	2020	2019
Adjusted pre-tax pre-provision income
Net interest income	$253,778	$224,594	$248,163
Noninterest income	18,930	18,518	12,116
Total revenue	272,708	243,112	260,279
Noninterest expense	183,232	199,033	196,472
Pre-tax pre-provision income (1)	$89,476	$44,079	$63,807

Total revenue	$272,708	$243,112	$260,279
Total noninterest income adjustments	(206)	(782)	4,836
Adjusted total revenue(1)	272,502	242,330	265,115

Noninterest expense	183,232	199,033	196,472
Total noninterest expense adjustments	(13,592)	(28,246)	3,450
Adjusted noninterest expense(1)	169,640	170,787	199,922
Adjusted pre-tax pre-provision income(1)	$102,862	$71,543	$65,193

Average assets	$8,294,004	$7,689,016	$9,132,980
Pre-tax pre-provision income ROAA(1)	1.08%	0.57%	0.70%
Adjusted pre-tax pre-provision income ROAA(1)	1.24%	0.93%	0.71%
Efficiency ratio(1)	67.19%	81.87%	75.49%
Adjusted efficiency ratio(1)	62.25%	70.48%	75.41%
(1)Non-GAAP measure.

	Year Ended December 31,
	2021	2020	2019
Adjusted net income
Net income (1)	$62,346	$12,574	$23,759
Adjustments:
Deduct: Noninterest income adjustments	(206)	(782)	4,836
Add: Noninterest expense adjustments	13,592	28,246	(3,450)
Total adjustments	13,386	27,464	1,386
Tax impact of adjustments above(2)	(3,347)	(6,865)	(348)
Tax impact from exercise of stock appreciation rights	(2,093)	—	—
After-tax adjustments to net income	7,946	20,599	1,038
Adjusted net income(3)	$70,292	$33,173	$24,797

Average assets	$8,294,004	$7,689,016	$9,132,980
ROAA	0.75%	0.16%	0.26%
Adjusted ROAA(3)	0.85%	0.43%	0.27%

Adjusted net income available to common stockholders
Net income (loss) available to common stockholders	$50,563	$(1,103)	$2,624
After-tax adjustments to net income	7,946	20,599	1,038
Adjustments for impact of preferred stock redemption	3,347	(568)	5,093
Adjusted net income available to common stockholders(3)	$61,856	$18,928	$8,755

Average diluted common shares	53,302,926	50,182,096	50,724,951
Diluted EPS	$0.95	$(0.02)	$0.05
Adjusted diluted EPS(3)(4)	$1.16	$0.38	$0.17
(1)Net income for the year ended December 31, 2021 includes an $11.3 million pre-tax charge for the expected lifetime credit losses for non-purchased credit deteriorated loans acquired in the PMB Acquisition; there is no similar charge in any of the other periods presented.
(2)Tax impact of adjustments shown at an effective tax rate of 25%.
(3)Non-GAAP measure.
(4)Represents adjusted net income available to common stockholders divided by average diluted common shares.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 32 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed to serve the banking and financial needs of our target clients. We continue to grow average loans and earning assets, improve our deposit mix, reduce our cost of deposits, and maintain disciplined expense control. Strong loan production helped to offset runoff in certain legacy areas of our portfolio. Our loan pipeline is steadily building which is expected to support continued loan and earning asset growth through the year, assuming improving economic trends continue. In the fourth quarter of 2021, we completed our merger with Pacific Mercantile Bancorp. Through these efforts, we continue to transform our franchise into a relationship-focused business bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals throughout California.
Financial Highlights
For the years ended December 31, 2021, 2020 and 2019, net income (loss) available to common stockholders was $50.6 million, $(1.1) million and $2.6 million. Diluted earnings (loss) per common share were $0.95, $(0.02), and $0.05 for the years ended December 31, 2021, 2020 and 2019. The increase in net income available to common stockholders for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was mainly due to (i) higher net interest income due to higher average interest-earning assets, lower average interest-bearing liabilities and improved funding costs, partially offset by lower yields on average interest-earning assets, (ii) lower provision for credit losses due to improvement in the economy and its expected impact on lifetime credit losses, (iii) lower noninterest expense despite $15.9 million in merger costs due to the one-time charge of $26.8 million in 2020 related to the termination of our LAFC agreements, and (iv) the overall positive impact of the redemption of all of our Series D Depositary Shares in the first quarter of 2021.
Total assets were $9.39 billion at December 31, 2021, an increase of $1.52 billion, or 19.3%, from $7.88 billion at December 31, 2020.
Significant financial highlights include:
•Completed the PMB Acquisition on October 18, 2021, for total purchase consideration of $225.4 million, adding $1.54 billion in total assets, $962.9 million in loans and $1.28 billion in deposits at acquisition date
•Completed the system conversion for the PMB Acquisition in November 2021
•Return on average assets of 0.75% during 2021, compared to 0.16% during 2020
•Adjusted pre-tax pre-provision return on average assets of 1.24%, up from 0.93% in 2020
•Net interest margin of 3.26%, a 13 basis point increase from 2020
•Period-end total cost of deposits of 0.07%
•Average cost of total deposits of 0.19%, a 47 basis point decrease from 2020
•Noninterest-bearing deposit balances represented 37% of total deposits at December 31, 2021, up from 26% a year earlier
•Allowance for credit losses at 1.35% of total loans and 187% of non-performing loans at December 31, 2021
•Common Equity Tier 1 capital at 11.31% at December 31, 2021
Refer to the 2020 Form 10-K filed on February 26, 2021 for discussion related to 2020 activity compared to 2019 activity.
Merger with Pacific Mercantile Bancorp
On October 18, 2021, we completed the PMB Acquisition pursuant to which Pacific Mercantile Bancorp merged with and into the Company, with the Company as the surviving corporation. PMB was the bank holding company of the wholly-owned Pacific Mercantile Bank, a California state chartered commercial bank headquartered in Costa Mesa, California, and operated seven banking offices, including three full service branches, located throughout Southern California. PMB's size, business focus, and deposit profile aligned with our operations and is expected to accelerate our growth and operating scale in key markets.

As a result of the PMB Acquisition, we issued approximately 11.9 million shares of common stock and paid $3.2 million in cash for total consideration of $225.4 million. We acquired $1.54 billion in total assets, including $962.9 million in loans and $57.2 million of goodwill, and assumed $1.28 billion in deposits and $17.5 million in trust preferred securities. The PMB Acquisition reduced our tangible book value per share by approximately $0.10. The system conversion was completed in November 2021.
COVID-19 Operational Update
The markets in which we operate are impacted by continuing uncertainty about the pace and strength of reopening and recovering from the COVID-19 pandemic. Despite the challenges created by the pandemic, we continue to execute on our strategic initiatives and the transformation of our balance sheet. We continue to operate 26 of our 32 branches as we temporarily closed some overlapping areas at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. We have adopted a hybrid workplace environment, allowing many of our employees outside of our branches the flexibility to continue to work remotely. We encourage our employees to get vaccinated and we continue to monitor all federal, state, and local laws to ensure we are in compliance with the latest health orders.
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
Economic Aid Act
On December 27, 2020, the Economic Aid Act extended the SBA's authority to make PPP loans through May 31, 2021. We elected to continue our participation in the PPP and resumed the origination of PPP loans effective January 11, 2021.
The PPP has provided an opportunity to differentiate ourselves by demonstrating how true client service can make a meaningful difference. We assisted numerous existing clients with our high touch business framework in addition to successfully attracting many new clients who are consistent with the type of commercial customers that we target in our traditional business development efforts.

As of December 31, 2021, we have helped businesses through the funding of $411 million in PPP loans and continue to support our clients as we work with them through the forgiveness process. Prior to acquisition, PMB originated $390 million in PPP loans. At December 31, 2021, outstanding PPP loans totaled $123.1 million, net of fees, of which $27.1 million related to round one and $96.0 million related to round two of the SBA program.
Borrower Payment Relief Efforts
We have been committed to supporting our customers during this period of economic uncertainty. We actively engaged with our borrowers seeking payment relief and waived certain fees for impacted clients. One method we deployed was to offer forbearance and deferments to qualified clients.  For single-family residential mortgage loans, the forbearance period was initially 90 days in length and was patterned after the HUD guidelines where applicable.  With respect to our non-SFR loan portfolio, the forbearance and deferment periods were also initially 90 days in length and were permitted to be extended. For those commercial borrowers that demonstrated a continuing need for a deferral, we generally obtained credit enhancements such as additional collateral, personal guarantees, and/or reserve requirements in order to grant an additional deferral period. At this time, we no longer offer COVID-related deferments or forbearances.

Loans on deferment or forbearance status decreased $227.4 million during the year ended December 31, 2021. The Bank is in contact with borrowers to provide additional assistance as needed and we continue to actively monitor and manage all lending relationships in a manner that we believe supports our clients and protects the Bank.
The following table presents the composition of our loan portfolio for borrowers that received payment relief as of December 31, 2021 and 2020:

	Deferment & Forbearance(1)(2)
	December 31, 2021			December 31, 2020
($ in thousands)	Number of Loans	Amount	% of Loan Category	Number of Loans	Amount	% of Loan Category
Commercial:
Commercial and industrial	1	$3,803	0.1%	8	$39,240	1.9%
Commercial real estate	—	—	—%	12	57,159	7.1%
Multifamily	—	—	—%	1	803	0.1%
SBA	—	—	—%	10	15,302	5.6%
Total commercial	1	3,803	0.1%	31	112,504	2.4%
Consumer:
Single family residential mortgage	19	20,245	1.4%	123	138,771	11.3%
Other consumer	2	514	0.5%	2	659	2.0%
Total consumer	21	20,759	1.4%	125	139,430	11.0%
Total	22	$24,562	0.3%	156	$251,934	4.3%
(1)Excludes loans in forbearance that are current
(2)Excludes loans delinquent prior to COVID-19

Other Efforts
We continue to support and seek to meet the immediate needs of the most vulnerable members of our community. We do this by providing donations, grants and sponsorships that support affordable housing, workforce and economic development and community services. Our employee volunteers have continued to provide financial literacy classes in a virtual environment as well as developing a virtual tour of the Bank’s headquarters that introduces students to a variety of different career paths and business unit leaders.
For a discussion of the risk factors related to COVID-19, please refer to Part I, Item 1A. - Risk Factors in this Annual Report.

Results of Operations
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Interest and dividend income	$291,659	$290,607	$391,111
Interest expense	37,881	66,013	142,948
Net interest income	253,778	224,594	248,163
Provision for credit losses	6,854	29,719	35,829
Noninterest income	18,930	18,518	12,116
Noninterest expense	183,232	199,033	196,472
Income from operations before income taxes	82,622	14,360	27,978
Income tax expense	20,276	1,786	4,219
Net income	62,346	12,574	23,759
Preferred stock dividends	8,322	13,869	15,559
Less: income allocated to participating securities	114	—	—
Less: participating securities dividends	—	376	483
Impact of preferred stock redemption	3,347	(568)	5,093
Net income (loss) available to common stockholders	$50,563	$(1,103)	$2,624
Earnings (loss) per common share
Basic	$0.95	$(0.02)	$0.05
Diluted	$0.95	$(0.02)	$0.05

Selected financial data:
Return on average assets	0.75%	0.16%	0.26%
Return on average equity	6.95%	1.43%	2.51%
Return on average tangible common equity (1)	7.04%	0.01%	0.63%
Dividend payout ratio (2)	25.26%	(1,200.00)%	620.00%
Average equity to average assets	10.81%	11.47%	10.38%
	December 31,
	2021	2020	2019
Book value per common share	$15.48	$14.18	$14.10
Tangible common equity per common share (1)	$13.88	$13.39	$13.29
Total stockholders' equity to total assets	11.34%	11.39%	11.59%
Tangible common equity to tangible assets (1)	9.36%	8.58%	8.68%
(1)Non-GAAP measure. See non-GAAP measures for reconciliation of the calculation.
(2)Ratio of dividends declared per common share to basic earnings per common share.

Management's Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with 3 year financial performance, accompanied by narrative for the years ended December 31, 2021 and 2020. For further discussion of prior period financial results presented herein, refer to Item 7 of the 2020 Form 10-K filed on February 26, 2021.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the years indicated:

	Year Ended December 31,
	2021			2020			2019
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)	$6,143,495	$260,687	4.24%	$5,691,444	$257,300	4.52%	$7,015,283	$333,934	4.76%
Securities	1,295,879	27,588	2.13%	1,112,306	29,038	2.61%	1,245,995	48,134	3.86%
Other interest-earning assets (2)	353,190	3,384	0.96%	360,532	4,269	1.18%	339,661	9,043	2.66%
Total interest-earning assets	7,792,564	291,659	3.74%	7,164,282	290,607	4.06%	8,600,939	391,111	4.55%
Allowance for loan losses	(82,166)			(78,152)			(60,633)
BOLI and noninterest-earning assets (3)	583,606			602,886			592,674
Total assets	$8,294,004			$7,689,016			$9,132,980
Interest-bearing liabilities:
Interest-bearing checking	$2,267,059	2,906	0.13%	$1,810,152	8,705	0.48%	$1,548,067	17,797	1.15%
Savings and money market	1,664,350	7,063	0.42%	1,559,958	14,164	0.91%	1,889,073	32,757	1.73%
Certificates of deposit	633,497	2,344	0.37%	1,063,705	14,947	1.41%	2,145,363	50,545	2.36%
Total interest-bearing deposits	4,564,906	12,313	0.27%	4,433,815	37,816	0.85%	5,582,503	101,099	1.81%
FHLB advances	426,875	12,023	2.82%	749,195	18,040	2.41%	1,264,945	32,285	2.55%
Securities sold under repurchase agreements	—	—	—%	584	4	0.68%	2,166	62	2.86%
Other borrowings	44,214	46	0.10%	2,369	12	0.51%	874	68	7.78%
Long-term debt, net	260,122	13,499	5.19%	187,771	10,141	5.40%	173,274	9,434	5.44%
Total interest-bearing liabilities	5,296,117	37,881	0.72%	5,373,734	66,013	1.23%	7,023,762	142,948	2.04%
Noninterest-bearing deposits	1,996,449			1,322,681			1,053,193
Noninterest-bearing liabilities	104,450			110,551			107,579
Total liabilities	7,397,016			6,806,966			8,184,534
Total stockholders’ equity	896,988			882,050			948,446
Total liabilities and stockholders’ equity	$8,294,004			$7,689,016			$9,132,980
Net interest income/spread		$253,778	3.02%		$224,594	2.83%		$248,163	2.51%
Net interest margin (4)			3.26%			3.13%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities	147%			133%			122%
Total deposits(5)	$6,561,355	$12,313	0.19%	$5,756,496	$37,816	0.66%	$6,635,696	$101,099	1.52%
Total funding(6)	$7,292,566	$37,881	0.52%	$6,696,415	$66,013	0.99%	$8,076,955	$142,948	1.77%

(1)Total loans are net of deferred fees, related direct costs, premiums, and discounts, but exclude the allowance for loan losses. Nonaccrual loans are included in the average balance. Interest income includes net accretion/(amortization) of $348 thousand, $3.5 million and $(551) thousand for deferred fees, related direct costs, premiums, and discounts for the years ended December 31, 2021, 2020 and 2019. Total loans includes average loans held for sale of $2.4 million, $15.8 million and $80.1 million for the years ended December 31, 2021, 2020 and 2019.
(2)Includes average balance of FHLB and Federal Reserve Bank stock at cost and average time deposits with other financial institutions.
(3)Includes average balance of BOLI of $114.9 million, $110.6 million and $108.1 million for the years ended December 31, 2021, 2020 and 2019.
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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net interest income for the year ended December 31, 2021 increased $29.2 million to $253.8 million from $224.6 million for 2020. Net interest income was positively impacted by higher average interest-earning assets, lower average interest-bearing liabilities and improved funding costs, offset by lower yields on average interest-earning assets. For the year ended December 31, 2021, average interest-earning assets increased $628.3 million to $7.79 billion, and the net interest margin increased 13 basis points to 3.26% compared to 3.13% for 2020.
The net interest margin expanded due to a 47 basis point decrease in the average cost of funds outpacing a 32 basis point decline in the average interest-earning assets yield. The average yield on interest-earning assets decreased to 3.74% for the year ended December 31, 2021, from 4.06% for 2020 due mostly to the impact of lower average market interest rates on loan and securities yields over these same timeframes. The average fed funds rate for the year ended December 31, 2021 was 0.08% compared to 0.38% for 2020. The average yield on loans was 4.24% for the year ended December 31, 2021, compared to 4.52% for 2020 and the average yield on securities decreased 48 basis points to 2.13% due mostly to CLOs repricing during the lower rate environment.
The average cost of funds decreased to 0.52% for the year ended December 31, 2021, from 0.99% for 2020. This decrease was driven by the lower average cost of interest-bearing liabilities and the overall improved funding mix, including higher average noninterest-bearing deposits. The average cost of interest-bearing liabilities decreased 51 basis points to 0.72% for the year ended December 31, 2021 from 1.23% for 2020 due to the combination of actively managing deposit pricing down into the lower interest rate environment, repricing downward of certain term FHLB advances that were refinanced and the overall reduced usage of overnight FHLB advances to fund loan growth. Compared to 2020, the average cost of interest-bearing deposits declined 58 basis points to 0.27% and the average cost of total deposits decreased 47 basis points to 0.19%. Additionally, average noninterest-bearing deposits increased by $673.8 million, or 50.9%, for the year ended December 31, 2021 when compared to 2020.

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

	Year Ended December 31, 2021 vs. 2020			Year Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Total loans	$19,809	$(16,422)	$3,387	$(60,476)	$(16,158)	$(76,634)
Securities	4,364	(5,814)	(1,450)	(4,752)	(14,344)	(19,096)
Other interest-earning assets	(88)	(797)	(885)	525	(5,299)	(4,774)
Total interest-earning assets	24,085	(23,033)	1,052	(64,703)	(35,801)	(100,504)
Interest-bearing liabilities:
Interest-bearing checking	1,767	(7,566)	(5,799)	2,624	(11,716)	(9,092)
Savings and money market	(199)	(6,902)	(7,101)	(4,939)	(13,654)	(18,593)
Certificates of deposit	(4,463)	(8,140)	(12,603)	(19,794)	(15,804)	(35,598)
FHLB advances	(8,715)	2,698	(6,017)	(12,554)	(1,691)	(14,245)
Securities sold under repurchase agreements	(2)	(2)	(4)	(28)	(30)	(58)
Other borrowings	51	(17)	34	47	(103)	(56)
Long-term debt, net	3,766	(408)	3,358	777	(70)	707
Total interest-bearing liabilities	(7,795)	(20,337)	(28,132)	(33,867)	(43,068)	(76,935)
Net interest income	$31,880	$(2,696)	$29,184	$(30,836)	$7,267	$(23,569)

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Provision for credit losses - loans	$4,432	$29,374	$36,387
Provision for (reversal of) credit losses - unfunded loan commitments	2,422	345	(558)
Total provision for credit losses	$6,854	$29,719	$35,829

During the year ended December 31, 2021, the provision for credit losses was $6.9 million, compared to $29.7 million during 2020. The lower provision for credit losses was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, lower specific reserves and consideration of credit quality metrics, offset partially by higher provisions for higher period end loan balances of $1.35 billion, including the $11.3 million charge related to the initial allowance for credit losses established for non-PCD loans and unfunded loan commitments acquired in the PMB Acquisition.
The provision for credit losses during the year ended December 31, 2020 reflected the adoption of the CECL model, the estimated impact of the COVID-19 pandemic on our loans, and higher specific reserves.
See further discussion in Allowance for Credit Losses included in this Item 7.

Noninterest Income
The following table presents noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Customer service fees	$7,685	$5,771	$5,982
Loan servicing income	595	505	679
Income from bank owned life insurance	2,871	2,489	2,292
Impairment loss on investment securities	—	—	(731)
Net gain (loss) on sale of securities available-for-sale	—	2,011	(4,852)
Fair value adjustment for loans held-for-sale	206	(1,501)	106
Net gain on sale of loans	275	245	7,766
Other income	7,298	8,998	874
Total noninterest income	$18,930	$18,518	$12,116

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Noninterest income for the year ended December 31, 2021 increased $412 thousand to $18.9 million compared to 2020. The increase in noninterest income was mainly due to higher customer service fees, income from bank-owned life insurance, and fair value gain for loans held for sale, offset partially by lower net gain on sale of securities and all other income. The $1.9 million increase in customer services fees was due mostly to higher deposit activity fees of $2.1 million. The increase in deposit activity fees is attributed to higher average deposit balances and our initiative to bring our service fee schedules more in line with market. Fair value adjustment for loans held for sale improved $1.7 million as 2020 included valuation losses due to the impact of the decreases in market interest rates. There were no gains from sales of securities for the year ended December 31, 2021, compared to $2.0 million in net gains in 2020 from the sale of $20.7 million in securities, primarily consisting of corporate securities. The $1.7 million decrease in all other income is due mostly to 2020 including legal settlement income of $3.2 million and earnout income of $1.6 million from the 2017 sale of our Banc Home Loans division; there was no similar income in 2021. These increases within other income were partially offset by higher loan processing fees of $1.1 million and interest rate swap income of $502 thousand and an $841 thousand gain related to the sale-leaseback transaction for one of our branch locations,

Noninterest Expense
The following table presents noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Salaries and employee benefits	$103,358	$96,809	$105,915
Occupancy and equipment	29,452	29,350	31,308
Professional fees	10,584	15,736	12,212
Data processing	6,861	6,574	6,420
Advertising and promotion	491	3,303	8,422
Regulatory assessments	3,395	2,741	7,711
Extinguishment of debt	—	2,515	—
(Gain) loss on alternative energy partnership investments	(204)	(365)	1,694
Reversal of provision for loan repurchases	(948)	(697)	(660)
Amortization of intangible assets	1,276	1,518	2,195
Merger-related costs	15,869	—	—
Restructuring expense	—	—	4,263
Naming rights termination	—	26,769	—
All other expense	13,098	14,780	16,992
Total noninterest expense	$183,232	$199,033	$196,472

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Noninterest expense for the year ended December 31, 2021 decreased $15.8 million to $183.2 million compared to the prior year. The decrease was primarily due to: (i) 2020 including a $26.8 million one-time charge related to the termination of our LAFC naming rights agreements and a $2.5 million debt extinguishment fee for the early repayment of certain FHLB term advances, (ii) a $5.2 million decrease in professional fees due mostly to a $3.0 million decrease in legal fees, net of insurance recoveries and a $1.9 million decrease in other professional fees, (iii) a $2.8 million decrease in lower advertising fees due to the termination of the LAFC agreements in May 2020, and (iv) a $1.7 million decrease in all other expense resulting from a $1.2 million charge in 2020 for two legacy legal settlements combined with overall expense reduction efforts. These decreases were partially offset by: (i) a $6.5 million increase in salaries and employee benefits due to the increase in personnel from the PMB Acquisition and higher commissions and incentive-based compensation as a result of higher production and financial performance levels, (ii) merger-related costs of $15.9 million, and (iii) higher operating costs in most other categories due to the impact of the PMB Acquisition.
Income Tax Expense
Income tax expense totaled $20.3 million for the year ended December 31, 2021, representing an effective tax rate of 24.5%, compared to $1.8 million and an effective tax rate of 12.4% for 2020. The effective tax rate for the year ended December 31, 2021 differs from the 28.9% combined federal and state statutory rate due primarily to the net tax benefit of $2.5 million resulting from the exercise of all previously issued outstanding stock appreciation rights in the first quarter of 2021, the impact of nondeductible transaction costs in the PMB Acquisition, and other discrete tax items.
Our effective tax rate for the year ended December 31, 2021 was higher than the effective tax rate for the year ended December 31, 2020 due mainly to (i) higher pre-tax income, (ii) lower net tax effects of our qualified affordable housing partnerships and investments in alternative energy partnerships, offset by (iv) higher tax benefit from share-based awards of $2.5 million, primarily from the exercise of all previously issued outstanding stock appreciation rights in the first quarter of 2021. During the year ended December 31, 2021, our qualified affordable housing partnerships resulted in a reduction of our effective tax rate as the tax deductions and credits outpaced the increase in the effective tax rate due to higher proportional amortization.
For additional information, see Note 13 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8.

Financial Condition
Investment Securities
At December 31, 2021 and 2020, all of our investment securities were classified as available-for-sale.
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. Certain investment securities can be pledged as collateral to obtain public deposits or to provide a secondary source of liquidity in the form of secured borrowings from the FHLB, the Federal Reserve Discount Window, or other financial institutions for repurchase agreements. Investment securities with carrying values of $28.9 million and $43.7 million as of December 31, 2021 and 2020 were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$14,679	$—	$(88)	$14,591
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,382	2,898	(1,311)	191,969
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	242,458	1,171	(2,088)	241,541
Municipal securities	117,913	2,641	(1,539)	119,015
Non-agency residential mortgage-backed securities	56,014	11	—	56,025
Collateralized loan obligations	521,275	—	(2,311)	518,964
Corporate debt securities	162,002	11,603	(7)	173,598
Total securities available-for-sale	$1,304,723	$18,324	$(7,344)	$1,315,703
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,436	$—	$(82)	$17,354
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,591	6,793	—	106,384
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	209,426	2,571	(166)	211,831
Municipal securities	64,355	4,272	(4)	68,623
Non-agency residential mortgage-backed securities	156	4	—	160
Collateralized loan obligations	687,505	—	(9,720)	677,785
Corporate debt securities	141,975	7,319	—	149,294
Total securities available-for-sale	$1,220,444	$20,959	$(9,972)	$1,231,431

Securities available-for-sale totaled $1.32 billion at December 31, 2021, an increase of $84.3 million, or 6.8%, from $1.23 billion at December 31, 2020. The increase was mainly due to purchases of $287.7 million, including $158.1 million in U.S. government agency securities, $55.9 million in non-agency residential mortgage-backed securities, $53.7 million in municipal securities and $20.0 million in corporate debt securities, offset partially by CLO resets totaling $166.2 million and principal reductions of other securities of $35.6 million.
At December 31, 2021, CLOs totaled $519.0 million, or 39.4% of total securities available-for-sale, compared to $677.8 million, or 55.1% of total securities available-for-sale, at December 31, 2020. CLOs are floating rate debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. Underlying loans are generally secured by a company’s assets such as inventory, equipment, property, and/or real estate. CLOs are structured to diversify exposure to a broad sector of industries. The payments on these commercial loans support interest and principal on the CLOs across classes that range from AAA-rated to equity-grade tranches. At December 31, 2021, all of our CLO holdings were AAA and AA rated. We also perform ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors. We only acquire CLOs that we believe are Volcker Rule compliant.
We did not record credit impairment for any investment securities for the year ended December 31, 2021 and 2020.
We monitor our securities portfolio to ensure it has adequate credit support. As of December 31, 2021, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at December 31, 2021, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. We consider the lowest credit rating for identification of potential credit impairment. As of December 31, 2021, all of our investment securities received an investment grade credit rating.

The following table presents maturities, based on the earlier of maturity dates or next repricing dates, and weighted average yield information of the investment securities portfolio as of December 31, 2021:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$14,591	0.91%	$—	—%	$—	—%	$—	—%	$14,591	0.91%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	28,920	2.20%	163,049	2.15%	191,969	2.16%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	97,750	0.64%	10,692	1.95%	41,073	1.33%	92,026	1.84%	241,541	1.27%
Municipal securities	—	—%	—	—%	15,172	2.62%	103,843	2.37%	119,015	2.40%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	56,025	2.51%	56,025	2.51%
Collateralized loan obligations	518,964	1.76%	—	—%	—	—%	—	—%	518,964	1.76%
Corporate debt securities	—	—%	155,640	4.76%	17,958	5.73%	—	—%	173,598	4.85%
Total securities available-for-sale	$631,305	1.57%	$166,332	4.57%	$103,123	2.42%	$414,943	2.19%	$1,315,703	2.19%
(1)Weighted average yields are based on the amortized cost basis of securities available-for-sale at December 31, 2021.

Loans Held-for-Sale
Total loans held-for-sale carried at fair value were $3.4 million and $1.4 million at December 31, 2021 and December 31, 2020 and consisted mainly of repurchased conforming SFR mortgage loans and repurchased GNMA loans that were previously sold and became delinquent more than 90 days. The increase was mainly due to repurchases of $1.9 million during the year. During the year ended December 31, 2021, $14.9 million of loans held for investment were transferred into loans held-for-sale and subsequently sold resulting in a gain of $275 thousand. There were zero and $1.14 billion of transfers of loans into held-for-sale for the years ended December 31, 2020 and 2019.
At December 31, 2021 and 2020, there was $128 thousand and $654 thousand in loans held-for-sale on non-accrual status.
Loans Receivable, Net
The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
	2021		2020
($ in thousands)	Amount	Percent	Amount	Percent
Commercial:
Commercial and industrial(1)	$2,668,984	36.8%	$2,088,308	35.3%
Commercial real estate	1,311,105	18.1%	807,195	13.7%
Multifamily	1,361,054	18.8%	1,289,820	21.9%
SBA(2)	205,548	2.8%	273,444	4.6%
Construction	181,841	2.5%	176,016	3.0%
Consumer:
Single family residential mortgage	1,420,023	19.6%	1,230,236	20.9%
Other consumer	102,925	1.4%	33,386	0.6%
Total loans(3)	7,251,480	100.0%	5,898,405	100.0%
Allowance for loan losses	(92,584)		(81,030)
Total loans receivable, net	$7,158,896		$5,817,375
(1)Includes warehouse lending balances of $1.60 billion and $1.34 billion at December 31, 2021 and December 31, 2020.
(2)Includes PPP loans totaling $123.1 million and $210.0 million, which included $772 thousand and $1.6 million of net unamortized loan fees at December 31, 2021 and 2020.
(3)Total loans includes deferred loan origination costs/(fees), purchased premiums/(discounts), and fair value adjustments of $5.5 million and $6.2 million at December 31, 2021 and 2020.
Total loans were $7.25 billion at December 31, 2021, an increase of $1.35 billion, or 22.9%, from $5.90 billion at December 31, 2020. The increase was due to the $905.3 million in loans added in the PMB Acquisition and outstanding at the end of the year as well as organic production and loan purchases of $2.17 billion and net growth in the warehouse lending portfolio of $262.5 million, partially offset by repayments and other reductions of $2.02 billion. The $1.35 billion increase included higher commercial and industrial (C&I) loans of $580.7 million, commercial real estate loans of $503.9 million, multifamily loans of $71.2 million, single family residential loans of $189.8 million and construction loans of $5.8 million, offset partially by lower SBA loans of $67.9 million due mostly to SBA PPP activity. The PMB Acquisition added $76.3 million in SBA PPP loans at acquisition date to the additional $143.7 million in new PPP loan originations, which was offset by $300.5 million of PPP loan forgiveness during the year. At December 31, 2021, SBA loans included $123.1 million of PPP loans, net of fees.

During the year, we purchased $825.5 million in loans, comprised of single family residential loans of $795.8 million and multifamily loans of $29.8 million. We ceased originating SFR mortgage loans in 2019, however we have and may continue to purchase these loans as part of an overall strategy to manage portfolio runoff and overall portfolio concentration risk.

We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. As of December 31, 2021, loans secured by residential real estate (single-family, multifamily, single-family construction, and warehouse lending credit facilities) represent approximately 63% of our total loans outstanding.

The C&I portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The following table summarizes the balances of the C&I portfolio by industry concentration and the percentage of total outstanding C&I loan balances:

	December 31, 2021
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and Insurance - Warehouse Lending	$1,602,487	60%
Real Estate and Rental Leasing	252,610	9%
Finance and Insurance - Other	108,098	4%
Manufacturing	91,533	3%
Healthcare	85,666	3%
Gas Stations	71,381	3%
Wholesale Trade	54,227	2%
Professional Services	47,924	2%
Television / Motion Pictures	46,762	2%
Other Retail Trade	43,202	2%
Food Services	32,598	1%
Transportation	16,783	1%
Accommodations	2,069	—%
All Other	213,644	8%
Total	$2,668,984	100%

The following table presents the contractual maturity with the weighted-average contractual yield of the loan portfolio as of December 31, 2021:

	One year or less		More than One Year through Five Years		More than Five Years through Fifteen Years		More than Fifteen Years		Total
($ in thousands)	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Commercial:
Commercial and industrial	$1,921,718	3.12%	$489,821	4.26%	$256,238	3.93%	$1,207	4.57%	$2,668,984	3.41%
Commercial real estate	47,194	4.70%	503,736	4.25%	720,603	4.06%	39,572	2.54%	1,311,105	4.11%
Multifamily	14,983	5.10%	124,749	3.70%	1,018,579	3.95%	202,743	3.83%	1,361,054	3.92%
SBA	19,183	1.25%	119,473	1.47%	39,653	5.22%	27,239	4.54%	205,548	2.58%
Construction	131,300	4.43%	50,541	4.60%	—	—%	—	—%	181,841	4.48%
Consumer:
Single family residential mortgage	5,349	3.04%	14,749	3.19%	7,629	3.10%	1,392,296	4.09%	1,420,023	4.07%
Other consumer	2,800	4.07%	10,856	5.68%	71,135	6.24%	18,134	4.38%	102,925	5.79%
Total	$2,142,527	3.24%	$1,313,925	3.96%	$2,113,837	4.08%	$1,681,191	4.03%	$7,251,480	3.80%

The following table presents the interest rate profile of the loan portfolio due after one year at December 31, 2021:

	Due After One Year
($ in thousands)	Fixed Rate	Variable Rate	Total
Commercial:
Commercial and industrial	$282,375	$464,891	$747,266
Commercial real estate	744,954	518,957	1,263,911
Multifamily	173,583	1,172,488	1,346,071
SBA	126,067	60,298	186,365
Construction	13,628	36,913	50,541
Consumer:
Single family residential mortgage	716,058	698,616	1,414,674
Other consumer	75,347	24,778	100,125
Total	$2,132,012	$2,976,941	$5,108,953
Loan Originations, Purchases, Sales and Repayments
The following table presents loan originations, purchases, sales, and repayment activities, excluding loans originated for sale, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Origination by rate type:
Variable rate:
Commercial and industrial	$289,987	$272,616	$356,052
Commercial real estate	85,430	44,806	141,377
Multifamily	232,950	132,836	442,525
SBA	10,111	6,393	15,313
Construction	36,951	8,139	12,792
Single family residential mortgage	—	5,404	315,920
Other consumer	1,115	37	1,350
Total variable rate	656,544	470,231	1,285,329
Fixed rate:
Commercial and industrial	117,474	71,388	93,583
Commercial real estate	284,252	59,565	17,455
Multifamily	120,785	22,773	5,900
SBA	149,353	265,609	11,148
Construction	6,831	12,594	—
Other consumer	6,519	—	—
Total fixed rate	685,214	431,929	128,086
Total loans originated	1,341,758	902,160	1,413,415
Acquired in business combination	962,856	—	—
Purchases:
Multifamily	29,764	120,900	—
Construction	—	14,750	—
Single family residential mortgage	795,773	149,687	—
Total loans purchased	825,537	285,337	—
Transferred to loans held-for-sale	(15,205)	—	(1,139,597)
Other items:
Net repayment activity (1)	(2,024,349)	(1,640,193)	(2,011,889)
Warehouse credit facilities activity, net (2)	262,478	399,216	(10,917)
Total other items	(1,761,871)	(1,240,977)	(2,022,806)
Net increase (decrease)	$1,353,075	$(53,480)	$(1,748,988)

(1)Amounts represent disbursements on credit lines, principal paydowns and payoffs and other net activity for loans subsequent to origination (excluding our warehouse credit facilities).
(2)Amounts represent net disbursement and repayment activity subsequent to origination for our warehouse credit facilities which are included in commercial and industrial loans.
Non-Traditional Mortgage ("NTM") Portfolio
As of December 31, 2021 and 2020, the NTM loans totaled $635.3 million, or 8.8% of total loans, and $437.1 million, or 7.4% of total loans, respectively. These loans are included in our consumer portfolio and comprised of three interest only products: interest only loans, Green Loans and a small number of additional loans with the potential for negative amortization.
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2021 and 2020, interest only loans totaled $613.3 million and $401.6 million. The $211.7 million increase was due to loan purchases during 2021. As of December 31, 2021 and 2020, $4.0 million and $4.7 million of interest only loans were nonperforming. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At December 31, 2021 and 2020, Green Loans totaled $21.5 million and $33.2 million. As of December 31, 2021, none of our Green Loans were nonperforming compared to $4.0 million at December 31, 2020. Negative amortization loans totaled $473 thousand and $2.3 million at December 31, 2021 and 2020. We discontinued origination of negative amortization loans in 2007. At December 31, 2021 and 2020, none of the loans with the potential for negative amortization were nonperforming.
We no longer originate SFR loans, however we have and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan.

Non-Traditional Mortgage Loan Credit Risk Management
We perform detailed reviews of collateral values on loans collateralized by residential real property included in our NTM portfolio based on appraisals or estimates from third party Automated Valuation Models (“AVMs”) to analyze property value trends periodically. AVMs are used to identify loans that may have experienced potential collateral deterioration. Once a loan has been identified that may have experienced collateral deterioration, we will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV ratios. Additionally, FICO scores are obtained in conjunction with the collateral analysis. In addition to LTV ratios and FICO scores, we evaluate the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or credit metrics.
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

Asset Quality
Past Due Loans
The following table presents a summary of total loans that were past due as of the dates indicated:

	December 31, 2021				December 31, 2020
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due
Commercial:
Commercial and industrial	$9,342	$1,351	$9,503	$20,196	$67	$—	$4,284	$4,351
Commercial real estate	—	—	—	—	—	—	—	—
Multifamily	786	—	—	786	—	—	—	—
SBA	987	2,360	15,941	19,288	354	626	3,062	4,042
Construction	—	—	—	—	—	—	—	—
Consumer:
Single family residential mortgage	24,867	—	7,076	31,943	11,036	1,621	10,290	22,947
Other consumer	449	—	89	538	216	61	—	277
Total loans	$36,431	$3,711	$32,609	$72,751	$11,673	$2,308	$17,636	$31,617

Total past due loans totaled $72.8 million or 1.00% of total loans at December 31, 2021, compared to $31.6 million or 0.54% of total loans at December 31, 2020. The $41.1 million increase is mostly due to additions of (i) $19.1 million in loans acquired in the PMB Acquisition consisting mostly of $10.1 million in commercial & industrial loans and $8.5 million in SBA PPP loans and (ii) a $9.0 million increase in single-family residential mortgage loans. The $15.9 million of SBA loans greater than 89 days past due includes $5.5 million of loans acquired from PMB and $6.4 million in loans that are guaranteed and were repurchased solely for the purpose of resolving the credit through the SBA.

Non-performing Assets
The following table presents a summary of nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Commercial:
Commercial and industrial	$28,594	$13,821
Commercial real estate	—	4,654
SBA	16,653	3,749
Lease financing	—	—
Consumer:
Single family residential mortgage	7,076	13,519
Other consumer	235	157
Total nonaccrual loans	52,558	35,900
Loans past due over 90 days or more and still on accrual	—	728
Other real estate owned	—	—
Total nonperforming assets	$52,558	$36,628
Performing troubled debt restructured loans	$12,538	$4,733

Nonaccrual loans to total loans	0.72%	0.61%
Nonperforming loans to total loans	0.72%	0.62%
Nonperforming assets to total assets	0.56%	0.46%

Nonperforming assets totaled $52.6 million or 0.56% of total assets at December 31, 2021, compared to $36.6 million or 0.46% of total assets at December 31, 2020. The $16.7 million increase in nonaccrual loans during the year was primarily due to the addition of $21.6 million in nonaccrual loans from the PMB Acquisition, partially offset by loans returning to accrual status and other pay offs or pay downs. As of December 31, 2021, $19.8 million, or 38% of nonperforming loans relates to loans in a current payment status.
At December 31, 2021, nonperforming loans included (i) a $12.8 million commercial & industrial relationship acquired from PMB, (ii) SBA PPP loans of $5.5 million and other SBA loans totaling $11.1 million, of which $14.3 million is guaranteed, (iii) SFR loans totaling $7.1 million, and (iv) other commercial loans of $15.8 million.
With respect to loans that were on nonaccrual status as of December 31, 2021, the gross interest income that would have been recorded during the year ended December 31, 2021 had such loans been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2021 (or since origination, if held for part of the year ended December 31, 2021), was $2.3 million. The amount of interest income on such loans that was included in net income for the year ended December 31, 2021 was $913 thousand.

Troubled Debt Restructured Loans
Loans that we modify or restructure where the debtor is experiencing financial difficulties and make a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, reductions in the outstanding loan balances are classified as troubled debt restructurings (“TDRs“). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and us is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near-term issues, in most cases, the original contractual terms of the loan will be reinstated.
At December 31, 2021 and 2020, we had 18 and 13 loans with an aggregate balance of $16.7 million and $9.0 million classified as TDRs. When a loan becomes a TDR we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing.
At December 31, 2021, of the 18 loans classified as TDRs, 11 loans totaling $12.5 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status. At December 31, 2020, of the 13 loans classified as TDRs, 10 loans totaling $4.7 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms and were in accruing status.
As of December 31, 2021 and 2020, we had $24.6 million and $170.4 million of loans that would have been considered a TDR under GAAP but were provided relief from TDR accounting under the CARES Act.
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
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for the Bank's classification of assets, the Bank regularly reviews the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2021 and 2020, we had classified assets totaling $101.4 million and $90.7 million. The total amount classified represented 1.08% and 1.15% of our total assets at December 31, 2021 and 2020.

The following table presents the risk categories for total loans as of December 31, 2021:

	December 31, 2021
($ in thousands)	Pass	Special Mention	Substandard	Total
Commercial:
Commercial and industrial	$2,550,540	$65,659	$52,785	$2,668,984
Commercial real estate	1,292,837	4,845	13,423	1,311,105
Multifamily	1,312,038	46,314	2,702	1,361,054
SBA	181,129	6,040	18,379	205,548
Construction	171,731	10,110	—	181,841
Consumer:
Single family residential mortgage	1,395,785	10,423	13,815	1,420,023
Other consumer	102,538	92	295	102,925
Total loans(1)	$7,006,598	$143,483	$101,399	$7,251,480
(1)There were no loans classified "doubtful" or "loss" at December 31, 2021.

The following table presents the risk categories for total loans as of December 31, 2020:

	December 31, 2020
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	2,019,701	17,232	51,375	—	2,088,308
Commercial real estate	760,612	30,485	16,098	—	807,195
Multifamily	1,284,995	2,853	1,972	—	1,289,820
SBA	264,851	3,275	4,837	481	273,444
Construction	167,485	8,531	—	—	176,016
Consumer:
Single family residential mortgage	1,202,758	11,853	15,625	—	1,230,236
Other consumer	31,823	1,215	348	—	33,386
Total loans(1)	$5,732,225	$75,444	$90,255	$481	$5,898,405
(1)There were no loans classified "loss" at December 31, 2020.

Allowance for Credit Losses
The following table provides a summary of components of the ACL and related ratios as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Allowance for credit losses:
Allowance for loan losses (ALL)	$92,584	$81,030
Reserve for unfunded loan commitments	5,605	3,183
Total allowance for credit losses (ACL)	$98,189	$84,213

ALL to total loans	1.28%	1.37%
ACL to total loans	1.35%	1.43%
ACL to total loans, excluding PPP loans	1.38%	1.48%
ALL to nonaccrual loans	176.16%	225.71%
ACL to nonaccrual loans	186.82%	234.58%

The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during December 2021. The December 2021 forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates) compared to December 2020 forecasts. While the current forecasts generally reflect an improving economy with the availability of the vaccine and other factors, there continues to be uncertainty regarding the impact of inflation (lasting or transitory), COVID-19 variants, further government stimulus, supply chain issues, and the ultimate pace of the recovery. Accordingly, our economic assumptions, the resulting ACL level and resulting provision consider all of the potential uncertainties and underlying assumptions, both positive and negative. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.
The ACL, which includes the reserve for unfunded loan commitments, totaled $98.2 million, or 1.35% of total loans at December 31, 2021 compared to $84.2 million or 1.43% at December 31, 2020. The $14.0 million increase in the ACL during the year ended December 31, 2021 was due to (i) a $13.7 million initial allowance for credit losses established for PCD loans from the PMB Acquisition, (ii) an $11.3 million initial charge for all other loans and unfunded commitments acquired from PMB, (iii) higher specific reserves of $3.3 million, (iv) reductions of $7.7 million due to improved economic assumptions and asset quality trends, offset partially by the impact of higher period-end portfolio balances as a result of organic growth, and (v) net charge-offs of $6.5 million, including $2.3 million of net charge-offs related to loans acquired in the PMB Acquisition. The ACL coverage of nonperforming loans was 187% at December 31, 2021 compared to 230% at December 31, 2020.
The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net charge-offs to average loans by loan class for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021			2020			2019
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Receovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Receovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Receovery Ratio
Commercial:
Commercial and industrial	$(3,059)	$2,110,492	(0.14)%	$(12,984)	$1,557,558	(0.83)%	$(36,649)	$1,829,162	(2.00)%
Commercial real estate	(576)	998,068	(0.06)%	—	859,848	—%	—	905,638	—%
Multifamily	—	1,299,582	—%	—	1,449,749	—%	(6)	1,905,945	—%
SBA	(2,648)	223,097	(1.19)%	(755)	185,816	(0.41)%	(1,904)	33,946	(5.61)%
Construction	—	159,758	—%	—	212,863	—%	(371)	221,807	(0.17)%
Lease financing	—	—	—%	—	—	—%	12	—	#DIV/0!
Consumer:
Single family residential mortgage	(247)	1,310,029	(0.02)%	(78)	1,370,861	(0.01)%	(2,219)	1,979,957	(0.11)%
Other consumer	2	40,046	—%	215	38,941	0.55%	207	58,752	0.35%
Total loans	$(6,528)	$6,141,072	(0.11)%	$(13,602)	$5,675,636	(0.24)%	$(40,930)	$6,935,207	(0.59)%

Net charge-offs decreased to $6.5 million, or 0.11% of average loans for the year ended December 31, 2021 from $13.6 million, or 0.24% of average loans for 2020. During 2020, a $16.1 million legacy shared national credit was resolved resulting in a charge-off of $10.7 million.

The following table presents information regarding activity in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019 (1)
Allowance for loan losses (ALL)
Balance at beginning of year	$81,030	$57,649	$62,192
Impact of adopting ASU 2016-13	—	7,609	—
Initial reserve for purchased credit-deteriorated loans(2)	13,650	—	—
Charge-offs	(9,886)	(15,417)	(41,766)
Recoveries	3,358	1,815	836
Net charge-offs	(6,528)	(13,602)	(40,930)
Provision for credit losses	4,432	29,374	36,387
Balance at end of year	$92,584	$81,030	$57,649

Reserve for unfunded loan commitments
Balance at beginning of year	$3,183	$4,064	$4,622
Impact of adopting ASU 2016-13	—	(1,226)	—
Provision for (reversal of) credit losses	2,422	345	(558)
Balance at end of year	$5,605	$3,183	$4,064

Allowance for credit losses (ACL)	$98,189	$84,213	$61,713
(1)Prior to the adoption of ASC 326 on January 1, 2020, we maintained an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date.
(2)Represents the amounts, at acquisition date, of expected credit losses on PCD loans and expected recoveries of PCD loans charged-off prior to acquisition date that we have a contractual right to receive.

The following table presents the ALL allocation among loans portfolio as of the dates indicated:

	December 31,
	2021		2020
($ in thousands)	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans
Commercial:
Commercial and industrial	$33,557	36.8%	$20,608	35.3%
Commercial real estate	21,727	18.1%	19,074	13.7%
Multifamily	17,893	18.8%	22,512	21.9%
SBA	3,017	2.8%	3,145	4.6%
Construction	5,622	2.5%	5,849	3.0%
Consumer:
Single family residential mortgage	9,608	19.6%	9,191	20.9%
Other consumer	1,160	1.4%	651	0.6%
Total	$92,584	100.0%	$81,030	100.0%

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
The following table presents the activity related to our investment in alternative energy partnerships for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Balance at beginning of period	$27,977	$29,300	$28,988
New funding	—	3,631	806
Change in unfunded equity commitments	—	(3,225)	3,225
Cash distribution from investments	(2,293)	(2,094)	(2,025)
Gain (loss) on investments using HLBV method	204	365	(1,694)
Balance at end of period	$25,888	$27,977	$29,300
Unfunded equity commitments	$—	$—	$3,225

Our returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. The balance of these investments was $25.9 million and $28.0 million at December 31, 2021 and 2020.
During the year ended December 31, 2021, we did not fund into our alternative energy partnerships and did not receive any return of capital from our alternative energy partnerships. During the years ended December 31, 2020 and 2019, we funded $3.6 million and $806 thousand into these partnerships and we did not receive any return of capital.
During the years ended December 31, 2021 and 2020 we recognized gains of $204 thousand and $365 thousand and for the year ended December 31, 2019 we recognized a loss of $1.7 million through the application of the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. The HLBV gains for the years ended December 31, 2021 and 2020 were largely driven by lower tax depreciation on equipment and fewer energy tax credits utilized which reduces the amount distributable to the investee in a hypothetical liquidation under the contractual liquidation provisions. Included in income tax expense are investment tax credits of zero, zero and $3.4 million and the expense/(benefit) related to the gains/(losses) on these investments of $59 thousand, $45 thousand, and $(362) thousand for the years ended December 31, 2021, 2020 and 2019.
For additional information, see Note 1 — Summary of Significant Accounting Policies and Note 20 — Variable Interest Entities of the Notes to the Consolidated Financial Statements included in Item 8.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	December 31, 2021		December 31, 2020
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,788,196	37.5%	$1,559,248	25.6%	$1,228,948
Interest-bearing demand deposits	2,393,386	32.2%	2,107,942	34.6%	285,444
Savings and money market	1,751,135	23.5%	1,646,660	27.0%	104,475
Certificates of deposit of $250,000 or less	285,768	3.8%	316,585	5.2%	(30,817)
Certificates of deposit of more than $250,000	220,950	3.0%	455,365	7.6%	(234,415)
Total deposits	$7,439,435	100.0%	$6,085,800	100.0%	$1,353,635

Total deposits were $7.44 billion at December 31, 2021, compared to $6.09 billion at December 31, 2020. The $1.35 billion increase was due mostly to $1.13 billion in deposits that were added in the PMB Acquisition and outstanding at the end of the year. We continue to focus on growing relationship-based deposits, strategically augmented by wholesale funding, as we actively managed down deposit costs in response to the current interest rate environment. Noninterest-bearing deposits totaled

$2.79 billion and represented 37.5% of total deposits at December 31, 2021 compared to $1.56 billion and 25.6% at December 31, 2020.
During the year ended December 31, 2021, demand deposits increased by $1.51 billion, consisting of increases of $1.23 billion in noninterest-bearing deposits and $285.4 million in interest-bearing demand deposits. In addition, savings and money market accounts increased $104.5 million, offset by a decrease of $265.2 million in time deposits.
Uninsured deposits were $4.4 billion at December 31, 2021, compared to $3.7 billion at December 31, 2020.
Brokered deposits were $10.0 million at December 31, 2021, a decrease of $16.2 million from $26.2 million at December 31, 2020.
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2021:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$96,640	$69,354	$85,904	$33,870	$285,768
Certificates of deposit of more than $250,000	58,236	123,287	31,204	8,223	220,950
Total certificates of deposit (1)	$154,876	$192,641	$117,108	$42,093	$506,718
(1)Total certificates of deposit includes $602 thousand of fair value adjustments related to certificates of deposit acquired in business combinations at December 31, 2021
For additional information, see Note 10 — Deposits of the Notes to Consolidated Financial Statements included in Item 8.
Borrowings
We maintain secured lines of credit with the FHLB and the FRB to leverage our capital base to provide funds for lending and investing activities and to provide secondary sources of liquidity to enhance our interest rate and liquidity risk management. In addition, we maintain unsecured borrowing arrangements from other financial institutions.
During the year ended December 31, 2021, advances from the FHLB decreased $63.7 million, or 11.8%, to $476.1 million, net of unamortized debt issuance costs of $4.9 million, as of December 31, 2021, primarily due to maturities of term advances of $50.0 million and lower overnight advances of $65.0 million. At December 31, 2021, FHLB advances included $70.0 million in overnight borrowings and $411.0 million in term advances with a weighted average life of 4.0 years and weighted average interest rate of 2.53%.
During the year ended December 31, 2020, we completed the early repayment of $100.0 million in FHLB long-term advances with a weighted average interest rate of 2.07% for which we incurred a $2.5 million extinguishment fee. In addition, during the year ended December 31, 2020, we refinanced $111.0 million of our term advances into the lower market interest rates.
Other borrowings totaled $25.0 million at December 31, 2021 and related to unsecured overnight borrowings from various financial institutions through the American Financial Exchange platform.
In December 2021, the holding company entered into a $50.0 million revolving line of credit. The line of credit matures on December 19, 2022. We have the option to select paying interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. The line of credit is subject to certain operational and financial covenants and we were in compliance with these covenants at December 31, 2021. There were no borrowings under this line of credit at December 31, 2021.
For additional information, see Note 11 — Federal Home Loan Bank Advances and Short-term Borrowings of the Notes to Consolidated Financial Statements included in Item 8.

Long-Term Debt
The following table presents our long-term debt as of the dates indicated:

			December 31,
			2021		2020
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.250%	4/15/2025	$175,000	$(1,014)	$175,000	$(1,291)
Subordinated notes	4.375%	10/30/2030	85,000	(2,127)	85,000	(2,394)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	—	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	—	—
Total long-term debt, net			$277,527	$(3,141)	$260,000	$(3,685)
At December 31, 2021, we were in compliance with all covenants under our long-term debt agreements.
During the year ended December 31, 2021, long-term debt, net increased $18.1 million due mostly to the $17.5 million in junior subordinated debentures assumed in the PMB Acquisition.
On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of our 4.375% fixed-to-floating rate subordinated notes due October 30, 2030 (the “Subordinated Notes”). Net proceeds after debt issuance costs were approximately $82.6 million.
For additional information, see Note 12 – Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 8.
Loan Repurchase Reserve
We maintain a reserve for potential losses on loans that are off of our balance sheet, but are subject to certain repurchase provisions, which we refer to as the "Loan Repurchase Reserve."
The following table presents a summary of activity in the loan repurchase reserve for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Balance at beginning of year	$5,515	$6,201	$2,506
Initial provision for loan repurchases (1)	—	11	4,563
Subsequent change in the reserve	(948)	(697)	(660)
Utilization of reserve for loan repurchases	(219)	—	(208)
Balance at end of year	$4,348	$5,515	$6,201

(1)During the year ended December 31, 2019, amount includes a $4.4 million initial provision for loan repurchases related to the Freddie Mac multifamily loan securitization completed in the third quarter of 2019. For additional information, refer to Note 20 — Variable Interest Entities of the Notes to Consolidated Financial Statements included in Item 8.

Our loan repurchase reserve totaled $4.3 million at December 31, 2021, compared to $5.5 million at December 31, 2020. The $1.2 million or 21.2% decrease during the year ended December 31, 2021 was due to reserve release related to pay downs, run-off of the underlying loan portfolio that is no longer on our balance sheet, and charge-offs.
We believe that all repurchase demands received were adequately reserved for at December 31, 2021. For additional information, see Note 14 — Loan Repurchase Reserve of the Notes to Consolidated Financial Statements included in Item 8.

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
As a result of current economic conditions, including government stimulus in response to the pandemic, we have participated in the elevated levels of liquidity in the marketplace. A portion of the additional liquidity is viewed as short-term as it is expected to be used by clients in the near term and, accordingly, we have maintained higher levels of liquid assets. We have observed reductions in average line usage due to the levels of liquidity in the marketplace. We expect to see higher line utilization as liquidity moderates to historical levels.
Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans, investment securities, and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.
The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for its lending and investment activities and to enhance its interest rate risk and liquidity risk management. At December 31, 2021, we had available unused secured borrowing capacities of $1.06 billion from the FHLB and $455.4 million through the Federal Reserve Bank's Discount Window and Borrower-in-Custody (“BIC”) programs. At December 31, 2021 and 2020, FHLB advances totaled $476.1 million and $539.8 million, net of unamortized debt issuance costs of $4.9 million and $6.2 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under the FRB's Discount Window and BIC programs at December 31, 2021 and 2020. At December 31, 2021, the Bank had pledged certain qualifying loans with an unpaid principal balance of $813.8 million and securities with a carrying value of $8.9 million as collateral for these FRB programs. The Bank may also utilize securities sold under repurchase agreements to leverage its capital base and while it maintains repurchase agreements, there were none outstanding at December 31, 2021 and 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and our pledging additional investment securities. The Bank had unpledged securities available-for-sale of $1.29 billion at December 31, 2021.
In addition, the Bank has additional sources of secondary liquidity through pre-established unsecured fed funds lines with correspondent banks, pre-approved unsecured overnight borrowing lines with various financial institutions through the AFX platform, and our ability to obtain brokered deposits. The availability of unsecured borrowings through the AFX platform fluctuates regularly and is subject to the counterparties' discretion and totaled $441.0 million at December 31, 2021. Borrowings under the AFX platform totaled $25.0 million and zero at December 31, 2021 and 2020. At December 31, 2021, the Bank had $210.0 million in pre-established unsecured federal funds lines of credit with correspondent banks. There were no borrowings with these correspondent banks at December 31, 2021 and 2020.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the year ended December 31, 2021, the Bank paid $78.0 million of dividends to Banc of California, Inc. At December 31, 2021, Banc of California, Inc. had $98.9 million in cash, all of which was on deposit at the Bank.

On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. The repurchase authorization expired in February 2021. There were no common stock repurchases during the year ended December 31, 2021. During the year ended December 31, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million.
During the year ended December 31, 2021, we redeemed all outstanding depositary shares representing interests in shares of our Series D preferred stock. The aggregate redemption price for the Series D depositary shares redeemed was $93.3 million. The $3.3 million difference between the aggregate redemption price paid and the $89.9 million aggregate carrying value of the Series D Preferred Stock was reclassified to retained earnings and resulted in an increase to net income available to common stockholders.
On February 9, 2022, we announced that the Company will redeem on March 15, 2022 all of its outstanding Series E Preferred Stock, and the corresponding depositary shares, each representing a 1/40th interest in a share of the Series E Preferred Stock. The redemption price for the Series E Preferred Stock will be $1,000 per share (equivalent to $25 per Series E Depositary Share). Upon redemption, the Series E Preferred Stock and the Series E Depositary Shares will no longer be outstanding and all rights with respect to such stock and depositary shares will cease and terminate, except the right to payment of the redemption price. Also upon redemption, the Series E Depositary Shares will be delisted from trading on the New York Stock Exchange. At December 31, 2021, unamortized issuance costs associated with the Series E Preferred Stock was $3.7 million
On a consolidated basis, cash and cash equivalents totaled $228.1 million, or 2.4% of total assets at December 31, 2021. This compared to $220.8 million, or 2.8% of total assets, at December 31, 2020. The $7.3 million increase was due mainly to (i) net income of $62.3 million generated during the year, (ii) cash acquired in the PMB Acquisition of $475.6 million, and (iii) a $68.9 million increase in deposits, offset by (iv) net loan outflows of $414.5 million from originations net of repayments and loan purchases, and (v) net investment securities outflows of $85.9 million from repayments, net of securities purchases. Cash also decreased $154.4 million due to the redemption of our Series D Preferred Stock, repayments of borrowings and payments of common and preferred dividends.
In December 2021, the holding company entered into a $50.0 million revolving line of credit. The line of credit matures on December 19, 2022. We have the option to select paying interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. There were no borrowings under this line of credit at December 31, 2021.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of December 31, 2021. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations. For a discussion of the related risk factors, please refer to Part I, Item 1A. — Risk Factors.
Commitments
The following table presents information as of December 31, 2021 regarding our commitments and contractual obligations:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	One to Three Years	Over Three Years to Five Years	More than Five Years
Commitments to extend credit	$174,028	$16,205	$112,141	$35,530	$10,152
Unused lines of credit	1,706,827	1,368,134	247,638	51,481	39,574
Standby letters of credit	8,170	7,340	562	268	—
Total commitments	$1,889,025	$1,391,679	$360,341	$87,279	$49,726

FHLB advances	$481,000	$70,000	$—	$311,000	$100,000
Other borrowings	25,000	25,000	—	—	—
Long-term debt	277,527	—	—	175,000	102,527
Operating and capital lease obligations	43,327	9,489	17,012	10,733	6,093
Certificates of deposit	506,718	464,625	39,151	2,942	—
Total contractual obligations	$1,333,572	$569,114	$56,163	$499,675	$208,620

At December 31, 2021, we had unfunded commitments of $10.3 million, $7.1 million, and $5.0 million for affordable housing fund investments, SBIC investments, and other investments including alternative energy partnerships, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $1.07 billion at December 31, 2021, an increase of $168.1 million, or 18.7%, from $897.2 million at December 31, 2020. The increase was primarily the result of the issuance of $222.2 million in shares for the PMB Acquisition, net income of $62.3 million, and share-based compensation of $5.3 million, offset by the redemption of our Series D Preferred Stock for an aggregate amount of $93.3 million, cash dividends for common stock of $12.8 million and cash dividends for preferred stock of $8.3 million. For additional information, see Note 18 — Stockholders' Equity of the Notes to Consolidated Financial Statements included in Item 8.
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
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, made selected changes to the calculation of risk-weighted assets, and adjusted the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule were phased in through January 1, 2019. Inclusive of the fully phased-in capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. For additional information on Basel III capital rules, see Note 19 — Regulatory Capital Matters of the Notes to Consolidated Financial Statements included in Item 8.
The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well-Capitalized Requirements (Bank)
December 31, 2021
Total risk-based capital ratio	14.98%	15.71%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.55%	14.60%	6.00%	8.00%
Common equity tier 1 capital ratio	11.31%	14.60%	4.50%	6.50%
Tier 1 leverage ratio	10.37%	12.06%	4.00%	5.00%
December 31, 2020
Total risk-based capital ratio	17.01%	17.27%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.35%	16.02%	6.00%	8.00%
Common equity tier 1 capital ratio	11.19%	16.02%	4.50%	6.50%
Tier 1 leverage ratio	10.90%	12.19%	4.00%	5.00%

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
At December 31, 2021, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Bank’s economic value of equity at December 31, 2021 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
December 31, 2021
+200 bps	$1,827,105	$156,860	9.4%	$317,115	$18,847	6.3%
+100 bps	1,763,932	93,687	5.6%	307,880	9,612	3.2%
0 bps	1,670,245			298,268
-100 bps	1,527,114	(143,131)	(8.6)%	285,356	(12,912)	(4.3)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
We believe we are very well positioned to benefit from a potential cycle of rising interest rates. Due to the transformation of the franchise to our relationship-based banking model, with higher percentages of noninterest-bearing deposits and variable rate commercial loans, our one year gap ratio, which compares the percentage of earning assets that are scheduled to mature or reprice within one year to the percentage of rate sensitive term liabilities that are scheduled to mature or reprice within one year, has steadily increased. At the end of 2021, our one year gap ratio stood at 38%. This is one measure of asset sensitivity and with a significant increase in this ratio, we expect to see some expansion in our net interest margin as short-term rates increase.
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

Item 8. Financial Statements and Supplementary Data
BANC OF CALIFORNIA, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Banc of California, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $7.3 billion as of December 31, 2021 and the associated allowance for loan losses (ALL) was $92.6 million. The ALL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses in the Company’s loan portfolio. Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. Management’s estimate of the ALL consists of a specific allowance established for current expected credit losses on loans individually evaluated, a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the life of loan, and a qualitative allowance including management overlays to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of underwriting, other credit-related processes, and other credit risk factors such as concentration risk.

Auditing management’s estimate of the ALL involved a high degree of subjectivity due to the judgment in management’s determination of the probabilities assigned to the forecast scenarios utilized to estimate the future credit losses within the loan portfolio. Management’s estimate of the future economic conditions could have a significant impact on the ALL.

How We Addressed the Matter in Our Audit
Our considerations and procedures performed were reflective of the re-occurring ALL process for the year and included evaluation of the process utilized by management to challenge the model results and determine the best estimate of the ALL as of the statement of financial condition date. We obtained an understanding of the Company’s process for establishing the ALL, including determination of the probabilities assigned to the forecast scenarios utilized. We evaluated the design and tested the operating effectiveness of the controls associated with the ALL process, including controls around the reliability and accuracy of data used in the model, management’s review and approval of the probabilities assigned to the forecast scenarios utilized, the governance of the credit loss methodology, and management’s review and approval of the ALL.

To test the reasonableness of the probabilities of the forecast scenarios, our procedures consisted of obtaining an understanding of the forecasted economic scenarios used. We tested the probabilities assigned to the forecast scenarios utilized within the model by evaluating the probabilities and the model results. Within the testing performed, we considered the assumptions included within each forecast scenario and probabilities assigned and how those assumptions and probabilities compared to key economic variables available through external sources. In addition, we evaluated the Company’s estimate of the overall ALL considering the Company’s borrowers, loan portfolio, and macroeconomic trends, compared such information to comparable financial institutions and considered whether new or contrary information existed. In addition, we evaluated the overall ALL as compared to peer coverage ratios and whether the amount reflects expected losses in the loan portfolio as of the statement of financial condition date.

Accounting for Merger with Pacific Mercantile Bancorp, Fair Value Estimate - Loans
Description of the Matter
The Company completed its merger with Pacific Mercantile Bancorp (“PMB”) on October 18, 2021 (“Acquisition Date”) in a transaction with an aggregate purchase price of approximately $225 million. As discussed further in Note 1 and Note 2 to the consolidated financial statements, the transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the Acquisition Date.

Auditing the Company's accounting for its acquisition of PMB was complex and involved a greater extent of audit effort, including involving firm specialists to assess assumptions used in the valuation of the acquired loan portfolio.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the accounting for the acquisition, including the valuation of loans. We tested controls over management’s review of the fair value calculations, the key assumptions and inputs, and the underlying data used in the fair value measurement.

To test the estimated fair value of acquired loans, our audit procedures included, among others, involving valuation specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio. We compared the significant assumptions used by management to third party market sources, where available, or independently recalculated the assumption and compared those results to management’s assumptions. We tested the completeness and accuracy of the underlying data, such as loan data, used in the Company’s fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Irvine, California
March 1, 2022

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$41,729	$38,330
Interest-earning deposits in financial institutions	186,394	182,489
Total cash and cash equivalents	228,123	220,819
Securities available-for-sale, carried at fair value	1,315,703	1,231,431
Loans held-for-sale, carried at fair value	3,408	1,413
Loans receivable	7,251,480	5,898,405
Allowance for loan losses	(92,584)	(81,030)
Loans receivable, net	7,158,896	5,817,375
Federal Home Loan Bank and other bank stock, at cost	44,632	44,506
Premises and equipment, net	112,868	121,520
Bank owned life insurance	123,720	111,807
Operating lease right-of-use assets	35,442	19,633
Goodwill	94,301	37,144
Investments in alternative energy partnerships, net	25,888	27,977
Deferred income taxes, net	50,774	45,957
Income tax receivable	7,952	1,105
Other intangible assets, net	6,411	2,633
Other assets	185,625	194,014
Total Assets	$9,393,743	$7,877,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,788,196	$1,559,248
Interest-bearing deposits	4,651,239	4,526,552
Total deposits	7,439,435	6,085,800
Federal Home Loan Bank advances, net	476,059	539,795
Other borrowings, net	25,000	—
Long-term debt, net	274,386	256,315
Reserve for loss on repurchased loans	4,348	5,515
Operating lease liabilities	40,675	20,647
Accrued expenses and other liabilities	68,550	72,055
Total liabilities	8,328,453	6,980,127
Commitments and contingent liabilities (Note 22)	—	—
Preferred stock	94,956	184,878
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 64,599,170 shares issued and 62,188,206 shares outstanding at December 31, 2021; 52,178,453 shares issued and 49,767,489 shares outstanding at December 31, 2020	646	522
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at December 31, 2021 and 2020	5	5
Additional paid-in capital	854,873	634,704
Retained earnings	147,894	110,179
Treasury stock, at cost (2,410,964 shares at December 31, 2021 and 2020)	(40,827)	(40,827)
Accumulated other comprehensive income, net	7,743	7,746
Total stockholders’ equity	1,065,290	897,207
Total liabilities and stockholders’ equity	$9,393,743	$7,877,334

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Interest and dividend income
Loans, including fees	$260,687	$257,300	$333,934
Securities	27,588	29,038	48,134
Other interest-earning assets	3,384	4,269	9,043
Total interest and dividend income	291,659	290,607	391,111
Interest expense
Deposits	12,313	37,816	101,099
Federal Home Loan Bank advances	12,023	18,040	32,285
Securities sold under repurchase agreements	—	4	62
Long-term debt and other interest-bearing liabilities	13,545	10,153	9,502
Total interest expense	37,881	66,013	142,948
Net interest income	253,778	224,594	248,163
Provision for credit losses	6,854	29,719	35,829
Net interest income after provision for credit losses	246,924	194,875	212,334
Noninterest income
Customer service fees	7,685	5,771	5,982
Loan servicing income	595	505	679
Income from bank owned life insurance	2,871	2,489	2,292
Impairment loss on investment securities	—	—	(731)
Net gain (loss) on sale of securities available-for-sale	—	2,011	(4,852)
Fair value adjustment on loans held-for-sale	206	(1,501)	106
Net gain on sale of loans	275	245	7,766
Other income	7,298	8,998	874
Total noninterest income	18,930	18,518	12,116
Noninterest expense
Salaries and employee benefits	103,358	96,809	105,915
Occupancy and equipment	29,452	29,350	31,308
Professional fees	10,584	15,736	12,212
Data processing	6,861	6,574	6,420
Advertising and promotion	491	3,303	8,422
Regulatory assessments	3,395	2,741	7,711
Extinguishment of debt	—	2,515	—
(Gain) loss on investments in alternative energy partnerships	(204)	(365)	1,694
Reversal of provision for loan repurchases	(948)	(697)	(660)
Amortization of intangible assets	1,276	1,518	2,195
Merger-related costs	15,869	—	—
Restructuring expense	—	—	4,263
Naming rights termination	—	26,769	—
All other expense	13,098	14,780	16,992
Total noninterest expense	183,232	199,033	196,472
Income from operations before income taxes	82,622	14,360	27,978
Income tax expense	20,276	1,786	4,219
Net income	62,346	12,574	23,759
Preferred stock dividends	8,322	13,869	15,559
Income allocated to participating securities	114	—	—
Participating securities dividends	—	376	483
Impact of preferred stock redemption	3,347	(568)	5,093
Net income (loss) available to common stockholders	$50,563	$(1,103)	$2,624
Earnings (loss) per common share:
Basic	$0.95	$(0.02)	$0.05
Diluted	$0.95	$(0.02)	$0.05
Earnings (loss) per class B common share:
Basic	$0.95	$(0.02)	$0.05
Diluted	$0.95	$(0.02)	$0.05
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$62,346	$12,574	$23,759
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	(3)	21,064	8,285
Reclassification adjustment for (gain) loss included in net income	—	(1,418)	3,426
Reclassification adjustment for OTTI loss included in net income	—	—	506
Total other comprehensive (loss) income	(3)	19,646	12,217
Comprehensive income	$62,343	$32,220	$35,976

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2018	$231,128	$518	$5	$625,834	$140,952	$(28,786)	$(24,117)	$945,534
Comprehensive income:
Net income	—	—	—	—	23,759	—	—	23,759
Other comprehensive income, net	—	—	—	—	—	—	12,217	12,217
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(41,303)	—	—	—	(5,093)	—	—	(46,396)
Stock-based compensation expense	—	—	—	5,039	—	—	—	5,039
Restricted stock surrendered due to employee tax liability	—	—	—	(1,023)	—	—	—	(1,023)
Shares purchased under Dividend Reinvestment Plan	—	—	—	—	(99)	—	—	(99)
Stock appreciation right dividend equivalents	—	—	—	—	(483)	—	—	(483)
Dividends declared ($0.31 per common share)	—	—	—	—	(15,744)	—	—	(15,744)
Preferred stock dividends	—	—	—	—	(15,559)	—	—	(15,559)
Balance at December 31, 2019	189,825	520	5	629,848	127,733	(28,786)	(11,900)	907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive income:
Net income	—	—	—	—	12,574	—	—	12,574
Other comprehensive income, net	—	—	—	—	—	—	19,646	19,646
Issuance of common stock	—	2	—	(2)	—	—	—	—
Purchase of 827,584 shares of common stock	—	—	—	—	—	(12,041)	—	(12,041)
Redemption of preferred stock	(4,947)	—	—	—	568	—	—	(4,379)
Stock-based compensation expense	—	—	—	5,781	—	—	—	5,781
Restricted stock surrendered due to employee tax liability	—	—	—	(923)	—	—	—	(923)
Shares purchased under Dividend Reinvestment Plan	—	—	—	—	(101)	—	—	(101)
Stock appreciation right dividend equivalents	—	—	—	—	(376)	—	—	(376)
Dividends declared ($0.24 per common share)	—	—	—	—	(11,847)	—	—	(11,847)
Preferred stock dividends	—	—	—	—	(13,869)	—	—	(13,869)
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207

Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207
Comprehensive income:
Net income	—	—	—	—	62,346	—	—	62,346
Other comprehensive income, net	—	—	—	—	—	—	(3)	(3)
Issuance of common stock in business combination	—	121	—	222,074	—	—	—	222,195
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of stock appreciation rights	—	3	—	(5,375)	—	—	—	(5,372)
Stock-based compensation expense	—	—	—	5,295	—	—	—	5,295
Restricted stock surrendered due to employee tax liability	—	—	—	(2,185)	—	—	—	(2,185)
Shares purchased under Dividend Reinvestment Plan	—	—	—	60	(119)	—	—	(59)
Dividends declared ($0.24 per common share)	—	—	—	—	(12,843)	—	—	(12,843)
Preferred stock dividends	—	—	—	—	(8,322)	—	—	(8,322)
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$62,346	$12,574	$23,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,854	29,719	35,829
Reversal of provision for loan repurchases	(948)	(697)	(660)
Depreciation and amortization on premises, equipment and operating lease right-of-use assets	19,278	16,298	16,427
Amortization of intangible assets	1,276	1,518	2,195
Amortization of debt issuance cost	1,757	972	247
Net amortization of premium and discount on securities	1,574	1,145	783
Impairment loss on investment securities	—	—	731
(Accretion) amortization of deferred loan (fees) costs and purchased (discounts) premiums	(348)	(3,455)	551
Write-off of other assets related to naming rights termination, net	—	6,669	—
Debt extinguishment fee	—	2,515	—
Deferred income tax expense (benefit)	5,844	(9,259)	(622)
Bank owned life insurance income	(2,871)	(2,489)	(2,292)
Share-based compensation expense	5,295	5,781	5,039
(Income) loss on interest rate swaps	(295)	200	8,964
Loss on investments in alternative energy partnerships and affordable housing investments	4,023	4,888	5,214
Impairment on capitalized software projects	—	512	1,481
Fair value adjustment for loans held-for-sale	(206)	1,501	(106)
Net gain on sale of loans	(275)	(245)	(7,766)
Net (gain) loss on sale of securities available for sale	—	(2,011)	4,852
Gain on sale-leaseback of branch	(841)	—	—
Loss on sale or disposal of property and equipment	4	188	67
Repurchase of mortgage loans	(1,853)	—	(1,929)
Proceeds from sales of and principal collected on loans held-for-sale	29	19,325	6,636
Change in accrued interest receivable and other assets	2,424	17,217	(15,447)
Change in accrued interest payable and other liabilities	2,672	(28,004)	(3,698)
Net cash provided by operating activities	105,739	74,862	80,255
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	22,729	1,196,498
Proceeds from maturities and calls of securities available-for-sale	191,230	46,100	53,090
Proceeds from principal repayments of securities available-for-sale	35,629	12,132	36,541
Purchases of securities available-for-sale	(312,710)	(371,092)	(195,258)
Purchases of bank owned life insurance	—	—	(500)
Net cash acquired in business combination	475,562	—	—
Loan originations and principal collections, net	411,035	327,554	573,490
Purchases of loans	(825,537)	(285,337)	—
Redemption of Federal Home Loan Bank stock	8,334	24,296	82,835
Purchases of Federal Home Loan Bank and other bank stock	(562)	(9,382)	(74,161)
Proceeds from sale of loans held-for-sale/held-for-investment	15,189	—	1,146,562
Proceeds from sale of other real estate owned	3,618	1,078	843
Additions to premises and equipment	(2,810)	(5,092)	(10,478)
Proceeds from sale-leaseback of branch	3,913	—	—
Payments of capital lease obligations	(100)	(532)	(574)
Funding of equity investment	(10,749)	(27,832)	(14,800)
Net decrease (increase) in investments in alternative energy partnerships	2,293	(1,537)	1,219
Net cash (used in) provided by investing activities	(5,665)	(266,915)	2,795,307
Cash flows from financing activities:
Net increase (decrease) in deposits	68,921	658,633	(2,489,477)
Net decrease in short-term Federal Home Loan Bank advances	(65,000)	(425,000)	(200,000)
Repayment of long-term Federal Home Loan Bank advances	—	(335,000)	(125,000)
Proceeds from long-term Federal Home Loan Bank advances	—	111,000	—
Debt extinguishment and financing fees paid	—	(9,368)	—
Net increase in other borrowings	25,000	—	—
Net proceeds from issuance of long-term debt	—	82,570	—
Redemption of preferred stock	(93,269)	(4,379)	(46,396)
Purchase of common stock	—	(12,041)	—
Proceeds from exercise of stock options	300	—	—
Purchase of stock surrendered to pay tax liability	(7,557)	(923)	(1,023)
Dividend equivalents paid on stock appreciation rights	—	(376)	(483)
Dividends paid on preferred stock	(8,322)	(13,869)	(15,559)
Dividends paid on common stock	(12,843)	(11,847)	(15,744)
Net cash (used in) provided by financing activities	(92,770)	39,400	(2,893,682)
Net change in cash and cash equivalents	7,304	(152,653)	(18,120)
Cash and cash equivalents at beginning of year	220,819	373,472	391,592
Cash and cash equivalents at end of year	$228,123	$220,819	$373,472
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$36,292	$66,014	$151,508
Income taxes paid	16,003	762	2,924
Income taxes refunds received	—	—	202
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	3,253	1,116	276
Transfer of loans held-for-investment to loans held-for-sale	15,205	—	1,139,597
Equipment acquired under capital leases	256	30	76
Operating lease right of use assets received in exchange for lease liabilities	17,201	3,289	28,664
Operating lease liabilities recognized	17,201	3,289	30,065
Net assets acquired in business combination (Note 2)
Fair value of stock consideration	222,195	—	—
Cash consideration	3,189	—	—
Fair value of net assets acquired	168,227	—	—
Impact of adoption of ASU 2016-13 on retained earnings	—	(4,503)	—

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California, National Association (the “Bank”), a California-based bank. When we refer to the “parent” or the “holding company", we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company”, we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. We are regulated as a bank holding company by the FRB and the Bank operates under a national bank charter issued by the OCC, the Bank's primary regulator. The Bank is a member of the FHLB system, and maintains insurance on deposit accounts with the FDIC.
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 32 full-service branches extending from San Diego to Santa Barbara as of December 31, 2021.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles, which we may refer to as “GAAP,” and conform to predominant practices within the financial services industry. Certain prior period amounts have been reclassified to conform to current period presentation. For the year ended December 31, 2020, $2.5 million in noninterest expense was reclassified from “all other expense” to “extinguishment of debt” in the accompanying consolidated statement of operations. Significant accounting policies followed by the Company are presented below.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The ACL (which includes the ALL and the reserve for unfunded loan commitments), loan repurchase reserve, realization of deferred tax assets, the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of goodwill and other intangible assets, other derivatives, HLBV of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Segment Reporting: We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent. We operate one reportable segment — Commercial Banking. The factors considered in making this determination include the nature of products and services offered, geographic regions in which we operate and how information is reviewed by the chief executive officer and other key decision makers. As a result, we determined that all services we offer relate to Commercial Banking.
Variable Interest Entities (“VIE”): We hold ownership interests in certain special purpose entities. We evaluate our interest in these entities to determine whether they meet the definition of a VIE and whether we meet the criteria as their primary beneficiary and are therefore required to consolidate these entities. A primary beneficiary of a VIE is defined as the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could be significant to the VIE. A variable interest is a contractual ownership or other interest that changes with changes in the fair value of the VIE’s net assets. To determine whether or not a variable interest we hold could be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We continually analyze whether we are the primary beneficiary of a VIE. Changes in facts and circumstances occurring since the previous primary beneficiary determination are considered as part of this ongoing assessment. See Note 20 — Variable Interest Entities for additional information.
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
Available-for-Sale Debt Securities: Available-for-sale debt securities are carried at fair value. Accreted discounts and amortized premiums are included in interest income using the interest method, and realized gains or losses from sales of securities are calculated using the specific identification method.

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
Loans: When a determination is made at the time of commitment to originate or purchase loans as held-for-investment, it is our intent to hold these loans to maturity or for the foreseeable future, subject to periodic review under our management evaluation processes, including asset/liability management. Loans, excluding purchased credit deteriorated (“PCD”) loans, that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs.
Amortization of deferred loan origination fees and costs or purchase premiums and discounts are recognized in interest income as an adjustment to yield over the terms of loans using the interest method. Deferred loan origination fees and costs on revolving lines of credit are amortized using the straight-line method. Interest on loans is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status.
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
Acquired Loans: At acquisition date, loans are evaluated to determine whether they meet the criteria of a PCD loan. PCD loans are loans that in management's judgment have experienced more than insignificant deterioration in credit quality since origination. Factors that indicate a loan may have experienced more than insignificant credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the date of acquisition, an allowance for credit losses (“ACL”) is established with a corresponding increase to the overall acquired loan balance. This initial ACL is determined using the Company's current expected credit losses methodology.
Acquired loans that are not considered PCD loans (“non-PCD loans”) are recognized at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the time of acquisition, the Company establishes an initial ACL through a charge to the provision for credit losses. This initial ACL is determined using the Company's current expected credit losses methodology.
Subsequent to acquisition date, the allowance for credit losses for both PCD and non-PCD loans is determined using the same methodology to determine current expected credit losses that is applied to all other loans.
Allowance for Credit Losses: The ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses in the Company's loan portfolio. Pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. The ACL is established through the provision for credit loss expense. Loans deemed uncollectible are charged off and deducted from the allowance. Recoveries on loans previously charged off are added to the allowance. The ACL process involves subjective and complex judgments. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.
Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan; and (iii) a qualitative allowance including management overlays to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of our underwriting, other credit-related processes, and other credit risk factors such as concentration risk.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for estimated prepayments, as appropriate. The contractual term excludes expected extensions and renewals unless those extension or renewal options are included in the underlying contract and we do not have the ability to unconditionally cancel. The contractual term also excludes expected modifications unless management has a reasonable expectation, at the reporting period, that a troubled debt restructuring will be executed.
The allowance for loan losses includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including those described in the federal banking agencies' joint interagency policy statement on ALL. These factors include, among others, inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables; qualitative adjustments based on our evaluation of different forecast scenarios and known recent events impacting relevant economic variables; data factors that address the risk that certain model inputs may not reflect all available information including (i) risk factors that have not been fully addressed in internal risk ratings, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) imprecision in the risk rating system and (v) limitations in data available for certain loan portfolios. The ACL process also includes challenging and calibrating the model and model results against observed information, trends and events within the loan portfolio, among others.
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
At December 31, 2021, the following loan portfolio segments have been identified:
•Commercial and industrial (general commercial and industrial, warehouse lending, and indirect/direct leveraged lending)
•Commercial real estate

•Multifamily
•Small Business Administration (“SBA”)
•Construction
•SFR - 1st deeds of trust (generally SFR mortgage and other)
•Other consumer (automotive and HELOC)
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their obligations such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.
Loans secured by multifamily and commercial real estate properties generally involve a greater degree of credit risk. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. In addition, commercial and industrial loans are also considered to have a greater degree of credit risk due to the fact that commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent, in part, upon general economic conditions). Within the commercial and industrial portfolio, warehouse credit facilities are considered to have a lesser degree of risk then other commercial and industrial loans. Warehouse credit facilities are secured by newly granted single family residential mortgages underwritten with current borrower financial information. SBA loans are similar to commercial and industrial loans, however, they have additional credit enhancement in the form of a guaranty provided by the U.S. Small Business Administration, for up to 85% of the loan amount for loans up to $150 thousand and 75% of the loan amount for loans of more than $150 thousand. We often sell the guaranteed portion of certain SBA loans into the secondary market. The availability of funds for the repayment of financing may be substantially dependent on the success of the business itself which is often dependent, in part, upon general economic conditions.
Included in SBA loans are the loans originated as part of the PPP established by the CARES Act, which have additional credit enhancement provided by the U.S. Small Business Administration for up to 100% of the loan amount. As of December 31, 2021, PPP loans totaled $123.1 million, net of $772 thousand in unamortized fees which are being amortized over their estimated life. The Company estimated the average life of our PPP loans to be 12 months to 18 months based on our understanding of our clients' cash use, expected forgiveness probability, and loan forgiveness process.
Consumer loans have credit risk given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
Green Loans are SFR first and second mortgages lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are considered to carry a higher degree of credit risk than the general SFR portfolio due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular third party AVMs of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the property values have declined to levels less than the original LTV ratios, or other levels deemed prudent by us, we may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.
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
Other Real Estate Owned (“OREO"): OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged off against the ACL. A valuation allowance is established for any subsequent declines in fair value less estimated selling costs and adjusted as applicable. Gains and losses on the sale of OREO and reductions in fair value subsequent to foreclosure, and any subsequent operating expenses or income of such properties are included in all other expense on the consolidated statements of operations.

Premises and Equipment: Land is carried at cost. Premises and equipment are recorded at cost less accumulated depreciation. The straight-line method is used for depreciation with the following estimated useful lives: building - 40 years and leasehold improvements - shorter of useful life or life of lease, and furniture, fixtures, and equipment - 3 to 7 years. Maintenance and repairs are expensed as incurred and improvements that extend the useful lives of assets are capitalized.
Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value, less selling costs. For impairment purposes, fair value is determined utilizing market values of similar assets or replacement cost as applicable.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value.
Leases: Leases are accounted for in accordance with ASC 842- Leases. We review contracts to determine if an arrangement contains a lease. At contract inception an operating lease right-of-use (“ROU”) asset is recognized with a corresponding lease liability based on the present value of future lease payments over the lease term. While operating leases may include options to extend the term, these options are not included when calculating the ROU asset and lease liability unless it is reasonably certain such options will be exercised. The present value of lease payments is determined using our incremental borrowing rate if the rate is not implicit in the lease. Our incremental borrowing rate is an actual borrowing rate with comparable terms or the published FHLB Advance borrowing rate at or near the lease commencement date for a comparable maturity. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Our lease agreements include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. Expense for operating leases is recognized on a straight line basis and sublease income is included as a component of lease expense. Operating lease ROU assets are regularly reviewed for impairment.
Business Combinations: Business combinations are accounted for using the acquisition method of accounting under ASC Topic 805 - Business Combinations. Under the acquisition method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Merger-related costs, which may include advisory, legal, accounting, valuation, other professional or consulting fees, conversion, employee severance and change in control costs, and facilities-related charges are expensed in the periods in which the costs are incurred and the services are received.
Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization and is evaluated for impairment at least annually, normally during the fourth fiscal quarter, or more frequently in the interim if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value. During the fourth quarter of 2020, the Company voluntarily changed the date of its annual goodwill impairment test from August 31st to October 1st. We conducted our annual impairment test as of August 31, 2020 and again as of October 1, 2020 for this transition and concluded that there was no impairment as of those dates. This voluntary change is preferable under the circumstances as it better aligns with the Company’s annual operating and strategic planning processes. This voluntary change in accounting principle which is related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.
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
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets, such as Core Deposit Intangibles ("CDI"), with finite useful lives are amortized to noninterest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable.

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
Affordable Housing Fund Investment: We have invested in limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. We account for these investments under the proportional amortization method. Our ownership in each limited partnership varies from 4.4% to 26.2%. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
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
Deferred Financing Costs: Deferred financing costs associated with our senior notes and subordinated notes are included in long-term debt, net on the consolidated statements of financial condition. The deferred financing costs are being amortized on a basis that approximates an interest method over the 8 year term of the senior notes and the 10 year term of the subordinated notes.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence on a quarterly basis, including considering possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies.
We and our subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. Federal taxing authorities for years before 2018. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2017; other state income and franchise tax statutes of limitations vary by state.
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
Earnings (Loss) Per Common Share: Earnings (loss) per common share is computed under the two-class method. Basic EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units and outstanding stock options. Net income (loss) allocated to common stockholders is computed by subtracting income (loss) allocated to participating securities, participating securities dividends, preferred stock dividend and preferred stock redemption from net income. Participating securities are instruments granted in stock-based payment transactions that contain rights to receive non-forfeitable dividends or dividend equivalents, which includes the SARs to the extent they confer dividend equivalent rights.
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
Fee Revenue: Generally, fee revenue from deposit service charges and loans is recognized when earned, except where collection is uncertain, in which case revenue is recognized when received. We account for fee revenue in accordance with ASC Topic 606 Revenue Recognition. Certain noninterest income items such as service charges on deposits accounts, gain and loss on other real estate owned sales, and other income items are within the scope of this guidance. Revenue streams within the scope of Topic 606 include escrow fees, trust and fiduciary fees, deposit service fees, debit card fees, investment commissions, and gains on sales of OREO, which represent a significant portion of our noninterest income. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as gain or loss associated with financial guarantees, derivatives, and income from bank owned life insurance are also not within the scope of the new guidance.
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
In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants("ASU 2021-06"). This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants Disclosures for Bank and Savings and Loan Registrants. The amendments in this update were effective upon addition to the FASB Codification and did not have a material impact on the consolidated financial statements.
Recent Accounting Guidance Not Yet Effective
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), (“ASU 2020-04”) which provided optional guidance, for a limited period of time, to ease the potential burden in accounting for (or recognizing the benefits of)

reference rate reform on financial reporting. The amendments in ASU 2020-04 were elective and applied to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant topic or industry subtopic within the codification that contains the guidance that otherwise would be required to be applied. The amendments in ASU 2020-04 were effective for all entities as of March 12, 2020 and may be applied prospectively to contract modifications made on or before December 31, 2022.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848)(“ASU 2021-01”). The amendments in ASU 2021-01 clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable-rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. The amendments in ASU 2021-01 were effective immediately for all entities. ASU 2021-01 is not expected to have a material effect on our consolidated financial statements.
The Company has created a cross-functional working group to manage the transition away from LIBOR. This working group is comprised of senior leadership and staff from functional areas that include: finance, treasury, lending, loan servicing, enterprise risk management, information technology, legal, and other internal stakeholders integral to the Bank’s transition away from LIBOR. The working group monitors developments related to transition and uncertainty surrounding reference rate reform and guides the Bank’s response. The working group is currently reviewing our loan documents and population of financial instruments that reference LIBOR, ensuring that our internal systems are prepared for the transition, and planning the transition process with our customers. While the Company has not yet selected a preferred reference rate as an alternative to LIBOR, currently, new loan originations are primarily being made with the use of the SOFR or Prime Rate Indices. The Company may also consider the use of other alternative reference rates based on the individual needs of its customers as well as the types of credit being extended.

NOTE 2 – BUSINESS COMBINATIONS
On October 18, 2021, we completed the PMB Acquisition, pursuant to which PMB merged with and into the Company, with the Company as the surviving corporation. PMB was the bank holding company of the wholly-owned Pacific Mercantile Bank, a California state chartered commercial bank headquartered in Costa Mesa, California, and operated seven banking offices, including three full service branches, located throughout Southern California. PMB's size, business focus, and deposit profile aligned with our operations and is expected to accelerate our growth and operating scale in key markets.
Under the terms and conditions of the merger, each outstanding share of PMB common stock, aggregating 23,713,437 shares, was converted into the right to receive 0.5 (the “Exchange Ratio”) of a share of the Company's common stock. In addition, at the effective time of the merger, the Company paid $3.2 million in cash for all outstanding PMB share-based awards, including outstanding shares subject to unvested restricted stock awards. In the merger, the Company issued 11,856,713 shares of common stock with an estimated fair value of $222.2 million based upon the $18.74 closing price of the Company's common stock on October 18, 2021. Together with the $3.2 million of cash consideration, this result in an aggregate purchase price of $225.4 million.
Goodwill in the amount of $57.2 million was recognized and represents the synergies and economies of scale expected from combining the operations of PMB with ours. Goodwill is not expected to be deductible for tax purposes.
The following table represents a preliminary allocation of merger consideration to the assets and liabilities of PMB as of October 18, 2021 and the preliminary fair value amounts at acquisition date:

($ in thousands)	Fair Value(1)
Assets acquired:
Cash and due from banks	$3,196
Interest-earning deposits in financial institutions	475,554
Loans receivable	962,856
Allowance for credit losses	(13,622)
Premises and equipment, net	314
Operating lease right-of-use assets	9,212
Other intangible assets, net	5,054
Income tax receivable	2,035
Deferred income tax, net	10,660
Bank owned life insurance investment	9,043
Other assets	20,302
Total assets acquired	$1,484,604

Liabilities assumed:
Deposits	$1,284,714
Long term debt, net	17,527
Lease liability	9,441
Accrued expenses and other liabilities	4,695
Total liabilities assumed	1,316,377
Excess of assets acquired over liabilities assumed	168,227
Consideration paid	225,384
Goodwill	$57,157

(1)Estimated fair values are preliminary and subject to adjustment for a period of up to one year after the acquisition date as additional information related to fair value may become available.

The preliminary fair value of the acquired identifiable intangible assets, representing core deposit intangibles, is $5.1 million. Core deposit intangible assets were valued using a net cost savings method and calculated as the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits. The cost savings derived from the core deposit balance were calculated as the difference between the prevailing alternative cost of funds and the estimated cost of the core deposits. The core deposit intangible is being amortized on an accelerated basis over its estimated useful life of 10 years.

During the year ended December 31, 2021, we incurred $15.9 million of costs to effect and integrate the Merger, which were expensed in accordance with ASC 805 and are included in merger-related costs in our consolidated statements of operations. These costs included investment banking fees, personnel costs, professional fees, facilities-related charges, systems conversion costs and other costs.

The following table presents the total amounts of revenue and earnings of PMB since the acquisition included in our results of operations:

Year Ended December 31,
($ in thousands)	2021

Net interest income	$7,430
Noninterest income	528
Total revenue	$7,958

Net loss	$(18,649)

The following table presents unaudited pro forma total revenue and earnings as if the Acquisition occurred on January 1, 2020. This information is presented for informational purposes only. This information includes various estimates and may not necessarily be indicative of the financial condition or results of operations that would have occurred if the Acquisition had been completed at the beginning of the periods indicated or which may be obtained in the future. The pro forma information, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the opportunities to earn additional revenue and does not include assumptions as to cost savings and, accordingly, does not attempt to predict or suggest future results. There were no material, nonrecurring adjustments to the unaudited pro forma total revenue and net income presented below.

	Year Ended December 31,
($ in thousands)	2021	2020
Supplemental unaudited pro forma financial information:
Net interest income	$287,755	$279,617
Noninterest income	24,468	24,855
Total revenue	312,223	304,472

Net income	$85,517	$16,586

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

Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). We had no securities available-for-sale classified as Level 1 at December 31, 2021 and 2020. If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. All securities available-for-sale were classified as Level 2 at December 31, 2021 and 2020. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at December 31, 2021 and 2020.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$14,591	$—	$14,591	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	191,969	—	191,969	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	241,541	—	241,541	—
Municipal securities	119,015	—	119,015	—
Non-agency residential mortgage-backed securities	56,025	—	56,025	—
Collateralized loan obligations	518,964	—	518,964	—
Corporate debt securities	173,598	—	173,598	—
Loans held-for-sale, carried at fair value	3,408	—	2,415	993
Derivative assets:
Interest rate swaps and caps (1)	3,390	—	3,390	—
Foreign exchange contracts (1)	175	—	175	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	3,594	—	3,594	—
Foreign exchange contracts (2)	146	—	146	—

December 31, 2020
Assets
Securities available-for-sale:
SBA loan pools securities	$17,354	$—	$17,354	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	106,384	$—	106,384	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	211,831	—	211,831	—
Municipal securities	68,623	—	68,623	—
Non-agency residential mortgage-backed securities	160	—	160	—
Collateralized loan obligations	677,785	—	677,785	—
Corporate debt securities	149,294	—	149,294	—
Loans held-for-sale, carried at fair value	1,413	—	468	945
Derivative assets:
Interest rate swaps and caps (1)	7,304	—	7,304	—
Foreign exchange contracts (1)	328	—	328	—
Liabilities
Derivative liabilities:
Interest rate swaps and caps (2)	7,789	—	7,789	—
Foreign exchange contracts (2)	313	—	313	—
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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), on a consolidated operations basis, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Loans repurchased from GNMA Loan Pools
Balance at beginning of period	$945	$19,233	$25,040
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment (1)	57	(1,347)	(16)
Additions	—	—	406
Sales, settlements, and other	(9)	(16,941)	(6,197)
Balance at end of period	$993	$945	$19,233
(1)Included in fair value adjustment for loans held-for-sale in the consolidated statements of operations.

Loans repurchased from GNMA loan pools had aggregate unpaid principal balances of $1.0 million and $1.1 million at December 31, 2021 and 2020. The significant unobservable inputs used in the fair value measurement of our loans repurchased from GNMA loan pools at December 31, 2021 and December 31, 2020 included an expected loss rate of 1.55% for insured loans and 20.00% for uninsured loans. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
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
The following table presents the fair value and aggregate principal balance of certain assets under the fair value option:

	December 31,
	2021			2020
($ in thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Loans held-for-sale, carried at fair value in continuing operations:
Total loans	$3,408	$3,638	$(230)	$1,413	$1,680	$(267)
Nonaccrual loans (1)	128	143	(15)	654	750	(96)
(1)    Includes loans guaranteed by the U.S. government of $38 thousand and $190 thousand at December 31, 2021 and 2020.
There were no loans held-for-sale that were 90 days or more past due and still accruing interest as of December 31, 2021 and 2020.
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

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net gains (losses) from fair value changes
Fair value adjustment for loans held-for-sale	$206	$(1,501)	$106
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
Other Real Estate Owned Assets: OREO assets are initially recorded at fair value at the time of foreclosure. Thereafter, they are recorded at the lower of cost or fair value. The fair value of OREO assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches and adjustments are routinely made in the appraisal process resulting in a Level 3 classification due to the unobservable inputs used for determining fair value. We recorded impairment expense for OREO assets of zero, zero and $145 thousand for the years ended December 31, 2021, 2020 and 2019 in all other expense on the consolidated statements of operations.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets
Collateral dependent loans:
Commercial and industrial	$12,272	$—	$—	$12,272
SBA	$3,886	$—	$—	$3,886
December 31, 2020
Assets
Collateral dependent loans:
SBA	$629	$—	$—	$629

The following table presents the net losses recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Individually evaluated loans:
Single family residential mortgage	$(532)	$(169)	$(490)
Commercial and industrial	(1,491)	(10,292)	—
Commercial real estate	(555)	—	—
SBA	(1,888)	(2,052)	(46)
Other consumer	—	—	(88)
Other real estate owned:
Single family residential mortgage	—	—	(104)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets
Cash and cash equivalents	$228,123	$228,123	$—	$—	$228,123
Securities available-for-sale	1,315,703	—	1,315,703	—	1,315,703
Federal Home Loan Bank and other bank stock	44,632	—	44,632	—	44,632
Loans held-for-sale	3,408	—	2,415	993	3,408
Loans receivable, net of allowance	7,158,896	—	—	7,150,703	7,150,703
Accrued interest receivable	30,991	30,991	—	—	30,991
Derivative assets	3,565	—	3,565	—	3,565
Financial liabilities
Deposits	7,439,435	6,932,717	506,711	—	7,439,428
Advances from Federal Home Loan Bank	476,059	—	500,323	—	500,323
Other borrowings	25,000	—	25,000	—	25,000
Long-term debt	274,386	—	294,404	—	294,404
Derivative liabilities	3,740	—	3,740	—	3,740
Accrued interest payable	3,546	3,546	—	—	3,546
December 31, 2020
Financial assets
Cash and cash equivalents	$220,819	$220,819	$—	$—	$220,819
Securities available-for-sale	1,231,431	—	1,231,431	—	1,231,431
Federal Home Loan Bank and other bank stock	44,506	—	44,506	—	44,506
Loans held-for-sale	1,413	—	468	945	1,413
Loans receivable, net of allowance	5,817,375	—	—	5,936,708	5,936,708
Accrued interest receivable	29,445	29,445	—	—	29,445
Derivative assets	7,632	—	7,632	—	7,632
Financial liabilities
Deposits	6,085,800	5,313,850	773,864	—	6,087,714
Advances from Federal Home Loan Bank	539,795	—	585,416	—	585,416
Long-term debt	256,315	—	273,230	—	273,230
Derivative liabilities	8,102	—	8,102	—	8,102
Accrued interest payable	3,714	3,714	—	—	3,714

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
Deposits: The fair values of deposits with no stated maturity, including noninterest‑bearing deposits, interest-bearing demand deposits, money market and savings accounts are equal to the amount payable on demand as of the balance sheet date (Level 1). The fair value of certificates of deposit is estimated based on discounted cash flows utilizing interest rates currently being offered by the Bank on comparable deposits as to amount and remaining term (Level 2).
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$14,679	$—	$(88)	$14,591
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,382	2,898	(1,311)	191,969
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	242,458	1,171	(2,088)	241,541
Municipal securities	117,913	2,641	(1,539)	119,015
Non-agency residential mortgage-backed securities	56,014	11	—	56,025
Collateralized loan obligations	521,275	—	(2,311)	518,964
Corporate debt securities	162,002	11,603	(7)	173,598
Total securities available-for-sale	$1,304,723	$18,324	$(7,344)	$1,315,703
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,436	$—	$(82)	$17,354
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	99,591	6,793	$—	106,384
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	209,426	2,571	(166)	211,831
Municipal securities	64,355	4,272	(4)	68,623
Non-agency residential mortgage-backed securities	156	4	—	160
Collateralized loan obligations	687,505	—	(9,720)	677,785
Corporate debt securities	141,975	7,319	—	149,294
Total securities available-for-sale	$1,220,444	$20,959	$(9,972)	$1,231,431
At December 31, 2021, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations, and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities as of December 31, 2021. Accrued interest receivable on debt securities available-for-sale totaled $4.7 million and $4.5 million at December 31, 2021 and December 31, 2020, and is included within other assets in the accompanying consolidated statements of financial condition.

At December 31, 2021 and December 31, 2020, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Gross realized gains on sales and calls of securities available-for-sale	$—	$2,011	$556
Gross realized losses on sales and calls of securities available-for-sale	—	—	(5,408)
Net realized gains (losses) on sales and calls of securities available-for-sale	$—	$2,011	$(4,852)
Proceeds from sales and calls of securities available-for-sale	$191,230	$68,829	$1,249,588

Investment securities with carrying values of $28.9 million and $43.7 million as of December 31, 2021 and 2020 were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$—	$—	$14,591	$(88)	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	67,588	(1,311)	—	—	67,588	(1,311)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	85,290	(1,184)	17,754	(904)	103,044	(2,088)
Municipal securities	44,748	(919)	10,762	(620)	55,510	(1,539)
Collateralized loan obligations	81,962	(38)	253,002	(2,273)	334,964	(2,311)
Corporate debt securities	4,993	(7)	—	—	4,993	(7)
Total securities available-for-sale	$284,581	$(3,459)	$296,109	$(3,885)	$580,690	$(7,344)
December 31, 2020
Securities available-for-sale:
SBA loan pool securities	$17,354	$(82)	$—	$—	$17,354	$(82)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	19,033	(166)	—	—	19,033	(166)
Municipal securities	11,401	(4)	—	—	11,401	(4)
Collateralized loan obligations	64,775	(225)	613,010	(9,495)	677,785	(9,720)
Total securities available-for-sale	$112,563	$(477)	$613,010	$(9,495)	$725,573	$(9,972)

At December 31, 2021, our securities available-for-sale portfolio consisted of 119 securities, 46 of which were in an unrealized loss position. At December 31, 2020, our securities available-for-sale portfolio consisted of 103 securities, 50 of which were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of December 31, 2021, all of our collateralized loan obligation investment securities in an unrealized loss position received an investment grade credit rating.
During the years ended December 31, 2021 and 2020, no allowance for credit losses related to securities available-for-sale was recorded. Prior to the adoption of CECL on January 1, 2020, losses related to securities available-for-sale were evaluated for OTTI. During the year ended December 31, 2019, we recorded OTTI for our remaining portfolio of mortgage-backed securities of $731 thousand. This OTTI was recognized as a result of our strategic decision to liquidate this longer duration portfolio.

The following table presents the fair value and yield information of the investment securities portfolio, based on the earlier of maturity dates or next repricing date, as of December 31, 2021:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$14,591	0.91%	$—	—%	$—	—%	$—	—%	$14,591	0.91%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	28,920	2.20%	163,049	2.15%	191,969	2.16%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	97,750	0.64%	10,692	1.95%	41,073	1.33%	92,026	1.84%	241,541	1.27%
Municipal securities	—	—%	—	—%	15,172	2.62%	103,843	2.37%	119,015	2.40%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	56,025	2.51%	56,025	2.51%
Collateralized loan obligations	518,964	1.76%	—	—%	—	—%	—	—%	518,964	1.76%
Corporate debt securities	—	—%	155,640	4.76%	17,958	5.73%	—	—%	173,598	4.85%
Total securities available-for-sale	$631,305	1.57%	$166,332	4.57%	$103,123	2.42%	$414,943	2.19%	$1,315,703	2.19%

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Commercial:
Commercial and industrial (1)	$2,668,984	$2,088,308
Commercial real estate	1,311,105	807,195
Multifamily	1,361,054	1,289,820
SBA (2)	205,548	273,444
Construction	181,841	176,016
Consumer:
Single family residential mortgage	1,420,023	1,230,236
Other consumer	102,925	33,386
Total loans	7,251,480	5,898,405
Allowance for loan losses	(92,584)	(81,030)
Loans receivable, net	$7,158,896	$5,817,375

(1)Includes warehouse lending balances of $1.60 billion and $1.34 billion at December 31, 2021 and 2020.
(2)Includes 397 PPP loans totaling $123.1 million at December 31, 2021 and 949 PPP loans totaling $210.0 million at December 31, 2020.

The following table presents the balances of total loans as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Unpaid principal balance	$7,245,952	$5,892,229
Unamortized net premiums	18,005	6,535
Unamortized net deferred costs	819	5,331
Unamortized SBA PPP fees	(831)	(1,739)
Fair value adjustment (1)	(12,465)	(3,951)
Total loans	$7,251,480	$5,898,405
(1)Includes $10.6 million at December 31, 2021 related to the PMB Acquisition, of which $3.9 million related to PCD loans.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2021
Commercial:
Commercial and industrial
Pass	$254,218	$81,177	$71,950	$78,461	$56,439	$110,490	$1,888,126	$9,679	$2,550,540
Special mention	1,206	5,971	13,721	835	7,272	9,846	20,460	6,348	65,659
Substandard	2	241	17,853	11,378	3,374	117	17,429	2,391	52,785
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	255,426	87,389	103,524	90,674	67,085	120,453	1,926,015	18,418	2,668,984
Commercial real estate
Pass	465,524	82,759	140,108	192,263	85,755	317,941	8,416	71	1,292,837
Special mention	—	—	—	1,925	—	2,920	—	—	4,845
Substandard	—	—	506	—	—	9,084	3,833	—	13,423
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	465,524	82,759	140,614	194,188	85,755	329,945	12,249	71	1,311,105
Multifamily
Pass	410,958	208,396	315,119	157,640	61,457	158,464	4	—	1,312,038
Special mention	—	1,988	—	11,261	—	33,065	—	—	46,314
Substandard	—	—	—	—	—	2,702	—	—	2,702
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	410,958	210,384	315,119	168,901	61,457	194,231	4	—	1,361,054
SBA
Pass	106,749	23,972	8,049	1,957	10,836	28,495	928	143	181,129
Special mention	—	1,586	3,618	236	—	596	—	4	6,040
Substandard	—	5,888	—	390	3,358	7,245	599	899	18,379
Doubtful	—	—	—	—	—	—	—	—	—
SBA	106,749	31,446	11,667	2,583	14,194	36,336	1,527	1,046	205,548

Construction
Pass	67,074	32,995	29,038	17,139	25,485	—	—	—	171,731
Special mention	—	—	—	1,607	—	8,503	—	—	10,110
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	67,074	32,995	29,038	18,746	25,485	8,503	—	—	181,841
Consumer:
Single family residential mortgage
Pass	713,844	96,339	67,075	140,329	88,123	277,247	12,828	—	1,395,785
Special mention	—	1,644	339	910	692	6,838	—	—	10,423
Substandard	—	—	—	11,005	975	1,601	—	234	13,815
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	713,844	97,983	67,414	152,244	89,790	285,686	12,828	234	1,420,023
Other consumer
Pass	26,179	13,556	8,891	5,265	9,038	15,951	21,327	2,331	102,538
Special mention	—	—	4	—	—	25	63	—	92
Substandard	—	61	14	148	46	26	—	—	295
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	26,179	13,617	8,909	5,413	9,084	16,002	21,390	2,331	102,925
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Total loans
Pass	$2,044,546	$539,194	$640,230	$593,054	$337,133	$908,588	$1,931,629	$12,224	$7,006,598
Special mention	1,206	11,189	17,682	16,774	7,964	61,793	20,523	6,352	143,483
Substandard	2	6,190	18,373	22,921	7,753	20,775	21,861	3,524	101,399
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2020
Commercial:
Commercial and industrial
Pass	$99,015	$78,783	$70,248	$52,786	$44,536	$92,129	$1,572,259	$9,945	$2,019,701
Special mention	—	928	2,748	7,986	1,574	2,271	1,500	225	17,232
Substandard	—	13,937	6,262	4,618	—	9,264	12,598	4,696	51,375
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	99,015	93,648	79,258	65,390	46,110	103,664	1,586,357	14,866	2,088,308
Commercial real estate
Pass	75,432	150,731	192,831	63,144	91,454	182,756	2,682	1,582	760,612
Special mention	—	—	9,452	—	2,518	14,754	3,761	—	30,485
Substandard	—	—	—	—	—	16,098	—	—	16,098
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	75,432	150,731	202,283	63,144	93,972	213,608	6,443	1,582	807,195
Multifamily
Pass	239,449	407,532	275,881	110,105	97,160	154,841	27	—	1,284,995
Special mention	—	2,050	—	—	—	803	—	—	2,853
Substandard	—	—	—	—	—	1,972	—	—	1,972
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	239,449	409,582	275,881	110,105	97,160	157,616	27	—	1,289,820
SBA
Pass	211,962	14,082	1,260	3,746	11,087	18,589	3,111	1,014	264,851
Special mention	—	1,768	—	212	415	874	—	6	3,275
Substandard	—	—	—	1,319	682	1,855	226	755	4,837
Doubtful	—	—	390	—	—	—	—	91	481
SBA	211,962	15,850	1,650	5,277	12,184	21,318	3,337	1,866	273,444

Construction
Pass	41,677	30,387	45,397	50,024	—	—	—	—	167,485
Special mention	—	—	1,537	—	6,994	—	—	—	8,531
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	41,677	30,387	46,934	50,024	6,994	—	—	—	176,016
Consumer:
Single family residential mortgage
Pass	149,382	140,129	271,667	161,332	237,285	227,711	15,252	—	1,202,758
Special mention	—	—	1,837	688	4,868	4,460	—	—	11,853
Substandard	—	157	491	1,079	4,978	8,920	—	—	15,625
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	149,382	140,286	273,995	163,099	247,131	241,091	15,252	—	1,230,236
Other consumer
Pass	38	—	47	—	—	1,876	27,644	2,218	31,823
Special mention	—	—	—	—	—	30	1,185	—	1,215
Substandard	—	—	—	—	—	—	274	74	348
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	38	—	47	—	—	1,906	29,103	2,292	33,386
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

Total loans
Pass	$816,955	$821,644	$857,331	$441,137	$481,522	$677,902	$1,620,975	$14,759	$5,732,225
Special mention	—	4,746	15,574	8,886	16,369	23,192	6,446	231	75,444
Substandard	—	14,094	6,753	7,016	5,660	38,109	13,098	5,525	90,255
Doubtful	—	—	390	—	—	—	—	91	481
Total loans	$816,955	$840,484	$880,048	$457,039	$503,551	$739,203	$1,640,519	$20,606	$5,898,405

Past Due Loans
The following table presents the aging of the recorded investment in past due loans as of December 31, 2021, excluding accrued interest receivable (which is not considered to be material), by class of loans:

	December 31, 2021
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
Commercial:
Commercial and industrial	$9,342	$1,351	$9,503	$20,196	$2,648,788	$2,668,984
Commercial real estate	—	—	—	—	1,311,105	1,311,105
Multifamily	786	—	—	786	1,360,268	1,361,054
SBA	987	2,360	15,941	19,288	186,260	205,548
Construction	—	—	—	—	181,841	181,841
Consumer:
Single family residential mortgage	24,867	—	7,076	31,943	1,388,080	1,420,023
Other consumer	449	—	89	538	102,387	102,925
Total loans	$36,431	$3,711	$32,609	$72,751	$7,178,729	$7,251,480

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020, excluding accrued interest receivable (which is not considered to be material), by class of loans:

	December 31, 2020
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
Commercial:
Commercial and industrial	$67	$—	$4,284	$4,351	$2,083,957	$2,088,308
Commercial real estate	—	—	—	—	807,195	807,195
Multifamily	—	—	—	—	1,289,820	1,289,820
SBA	354	626	3,062	4,042	269,402	273,444
Construction	—	—	—	—	176,016	176,016
Consumer:
Single family residential mortgage	11,036	1,621	10,290	22,947	1,207,289	1,230,236
Other consumer	216	61	—	277	33,109	33,386
Total loans	$11,673	$2,308	$17,636	$31,617	$5,866,788	$5,898,405

Nonaccrual Loans
The following table presents the composition of total nonaccrual loans and the subset of nonaccrual loans with no ACL as of the dates indicated:

	December 31, 2021		December 31, 2020
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$28,594	$9,137	$13,821	$13,088
Commercial real estate	—	—	4,654	4,654
SBA	16,653	11,443	3,749	648
Consumer:
Single family residential mortgage	7,076	7,076	13,519	13,519
Other consumer	235	235	157	157
Total nonaccrual loans	$52,558	$27,891	$35,900	$32,066
At December 31, 2021 and 2020, zero and $728 thousand of loans were past due 90 days or more and still accruing.
Loans in Process of Foreclosure
At December 31, 2021 and 2020, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.
Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by our model provider during December 2021. The December 2021 forecasts reflect a more favorable view of the economy (i.e. higher GDP growth rates and lower unemployment rates) compared to December 2020 forecasts. While the current forecasts generally reflect an improving economy with the availability of the vaccine and other factors, there continues to be uncertainty regarding the impact of inflation (lasting or transitory), COVID-19 variants, further government stimulus, supply chain issues, and the ultimate pace of the recovery. Accordingly, our economic assumptions, the resulting ACL level and resulting provision consider all of the potential uncertainties and underlying assumptions, both positive and negative. The ACL also incorporated qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.

The following table presents a summary of activity in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021			2020			2019
	Allowance for Loan Losses	Reserve for Unfunded Loan Commit-ments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commit-ments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commit-ments	Allowance for Credit Losses
Balance at beginning of year	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713	$62,192	$4,622	$66,814
Impact of adopting ASU 2016-13	—	—	—	7,609	(1,226)	6,383	—	—	—
Initial reserve for purchased credit-deteriorated loans (1)	13,650	—	13,650	—	—	—	—	—	—
Loans charged off	(9,886)	—	(9,886)	(15,417)	—	(15,417)	(41,766)	—	(41,766)
Recoveries of loans previously charged off	3,358	—	3,358	1,815	—	1,815	836	—	836
Net charge-offs	(6,528)	—	(6,528)	(13,602)	—	(13,602)	(40,930)	—	(40,930)
Provision for (reversal of) credit losses	4,432	2,422	6,854	29,374	345	29,719	36,387	(558)	35,829
Balance at end of year	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
(1)Represents the amounts, at acquisition date, of expected credit losses on PCD loans, net of expected recoveries of PCD loans charged-off prior to acquisition date that we have a contractual right to receive.

During 2021, we recorded a $13.7 million initial allowance for credit losses established for PCD loans from the PMB Acquisition and an $11.3 million initial charge to provision for credit losses for all other loans and unfunded commitments acquired from PMB. During 2021, net charge-offs included $4.4 million related to a commercial and industrial loan acquired from PMB and a $2.0 million SBA relationship. During 2021, recoveries totaled $3.4 million and included $2.6 million of recoveries related to PCD loans acquired from PMB that were charged-off prior to acquisition date that we had a contractual right to receive.
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
During the third quarter of 2019 and in response to the identified charge-off, we undertook an extensive collateral review of all commercial lending relationships $5.0 million and above not secured by real estate. The collateral review focused on security and collateral documentation and confirmation of the Bank's collateral interest. The review was performed within the Bank's Internal Audit division and the work was validated by an independent third party. Our review and outside validation did not identify any other instances of apparent fraud for the credits reviewed or concerns over the existence of collateral held by the Bank or on our behalf at third parties; however, there are no assurances that our internal review and third party validation were sufficient to identify all such issues.

Accrued interest receivable on loans receivable, net totaled $25.8 million and $24.7 million at December 31, 2021 and 2020, and is included within other assets in the accompanying consolidated statements of financial condition.
The following table presents the activity and balance in the ALL as of or for the year ended December 31, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Initial reserve for purchased credit-deteriorated loans(1)	11,933	614	469	575	28	—	31	13,650
Charge-offs	(6,209)	(576)	—	(2,780)	—	(321)	—	(9,886)
Recoveries	3,150	—	—	132	—	74	2	3,358
Net (charge-offs) recoveries	(3,059)	(576)	—	(2,648)	—	(247)	2	(6,528)
Provision for (reversal of) credit losses	4,075	2,615	(5,088)	1,945	(255)	664	476	4,432
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
(1)Represents the amounts, at acquisition date, of expected credit losses on PCD loans and expected recoveries of PCD loans charged-off prior to acquisition date that we have a contractual right to receive.
The following table presents the activity and balance in the ALL as of or for the year ended December 31, 2020:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2019	$22,353	$5,941	$11,405	$3,120	$3,906	$10,486	$438	$57,649
Impact of adopting ASU 2016-13	662	4,847	1,809	388	103	(420)	220	7,609
Charge-offs	(13,588)	—	—	(1,083)	—	(742)	(4)	(15,417)
Recoveries	604	—	—	328	—	664	219	1,815
Net (charge-offs) recoveries	(12,984)	—	—	(755)	—	(78)	215	(13,602)
Provision for (reversal of) credit losses	10,577	8,286	9,298	392	1,840	(797)	(222)	29,374
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030

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
Collateral dependent loans consisted of the following as of December 31, 2021:

	December 31, 2021
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$13,518	$37	$4,776	$—	$18,331
Commercial real estate	—	—	—	—	—
Multifamily	—	—	—	—	—
SBA	689	4,458	11,511	—	16,658
Construction	—	—	—	—	—
Consumer:
Single family residential mortgage	—	14,012	—	—	14,012
Other consumer	—	—	—	235	235
Total loans	$14,207	$18,507	$16,287	$235	$49,236

Collateral dependent loans consisted of the following as of December 31, 2020:

	December 31, 2020
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Total
Commercial:
Commercial and industrial	$5,492	$—	$4,965	$10,457
Commercial real estate	2,644	2,010	—	4,654
Multifamily	—	—	—	—
SBA	349	497	2,750	3,596
Construction	—	—	—	—
Consumer:
Single family residential mortgage	—	17,820	—	17,820
Other consumer	—	157	—	157
Total loans	$8,485	$20,484	$7,715	$36,684

Troubled Debt Restructurings (TDRs)
Troubled debt restructured loans consisted of the following as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Commercial:
Commercial and industrial	$5,241	$3,884
Commercial real estate	4,243	—
SBA	265	265
Consumer:
Single family residential mortgage	6,935	4,848
Other consumer	—	—
Total	$16,684	$8,997

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $63 thousand at both December 31, 2021 and 2020. Accruing TDRs were $12.5 million and nonaccrual TDRs were $4.1 million at December 31, 2021, compared to accruing TDRs of $4.7 million and nonaccrual TDRs of $4.3 million at December 31, 2020. The increase in TDRs during the year ended December 31, 2021 was primarily due the addition of $7.9 million in TDRs from the PMB Acquisition that were outstanding at December 31, 2021.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial and industrial	—	$—	$—	1	$5,000	$5,000	12	$18,512	$18,193
SBA	—	—	—	—	—	—	2	3,214	869
Consumer:
Single family residential mortgage	2	3,420	3,420	—	—	—	—	—	—
Total	2	$3,420	$3,420	1	$5,000	$5,000	14	$21,726	$19,062

For the year ended December 31, 2021, there were no loans that were modified as a TDR during the past 12 months that had a subsequent payment default. For the years ended December 31, 2020, and 2019, there was one SBA loan and no loans that were modified as TDRs during the past 12 months that had a subsequent payment default. The following table summarizes the TDRs by modification type for the periods indicated:

	Modification Type
	Change in Principal Payments and Interest Rates		Change in Principal Payments		Extension of Maturity(1)		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Year ended December 31, 2021
Consumer:
Single family residential mortgage (2)	—	—	—	—	2	3,420	2	3,420
Total	—	$—	—	$—	2	$3,420	2	$3,420
Year ended December 31, 2020
Commercial:
Commercial and industrial	—	$—	—	$—	1	$5,000	1	$5,000
Total	—	$—	—	$—	1	$5,000	1	$5,000
Year ended December 31, 2019
Commercial:
Commercial and industrial	12	$18,193	—	$—	—	$—	12	$18,193
SBA	2	869	—	—	—	—	2	869
Total	14	$19,062	—	$—	—	$—	14	$19,062
(1)Excludes loans in forbearance or deferment that received an extension of maturity through the CARES Act during the years ended December 31, 2021 and 2020.
(2)Includes one single family residential mortgage loan totaling $1.8 million that included both an extension in maturity and change in interest rate from variable to fixed.

Purchases and Sales
The following table presents loans purchased and/or sold by portfolio segment, excluding loans held-for-sale and loans acquired in a business combination for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
($ in thousands)	Purchases	Sales	Purchases	Sales	Purchases	Sales
Commercial:
Multifamily	$29,764	$—	$120,900	$—	$—	$—
Construction	—	—	14,750	—	—	—
Consumer:
Single family residential mortgage	795,773	—	149,687	—	—	—
Total	$825,537	$—	$285,337	$—	$—	$—

Loan purchases during the years ended December 31, 2021, 2020, and 2019 were made at a net premium of $17.5 million, $4.7 million and zero.
The following table presents PCD loans acquired for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Par value	225,405	—	—
Initial reserve based on ACL methodology(1)	(16,200)	—	—
Net discount related to items other than credit	(3,786)	—	—
Total purchase price	$205,419	$—	$—
(1)The initial reserve for PCD loans at acquisition date and based on our ACL methodology was $13.7 million and included $2.6 million related to expected recoveries of loans that were fully or partially charged off prior to acquisition.
The following table presents loans transferred from (to) loans held-for-sale by portfolio segment for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
($ in thousands)	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale	Transfers from Held-For-Sale	Transfers to Held-For-Sale
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	(4,367)	—	—	—	(573)
Multifamily	—	—	—	—	—	(752,087)
SBA	—	—	—	—	—	(559)
Construction	—	—	—	—	—	(2,519)
Consumer:
Single family residential mortgage	—	(10,839)	—	—	—	(383,859)
Other consumer	—	—	—	—	—	—
Total	$—	$(15,206)	$—	$—	$—	$(1,139,597)

During the year ended December 31, 2021, we transferred $4.4 million of commercial mortgage loans and $10.8 million of single family residential mortgage loans to held-for-sale. Included in transfers to loans held for sale for the year ended December 31, 2019 is $573.9 million in multifamily loans from loans held-for-investment related to our completed Freddie Mac multifamily securitization which closed during the third quarter of 2019. The loans included in the securitization had a weighted average coupon of 3.79% and a weighted average term to initial reset of 3.5 years. The related mortgage servicing rights were also sold.

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

Non-Traditional Mortgage (NTM) Loans
As of December 31, 2021 and 2020, the NTM loans totaled $635.3 million, or 8.8% of total loans, and $437.1 million, or 7.4% of total loans, respectively. These SFR loans are included in our consumer portfolio and comprised of three interest only products: interest only loans, Green Loans, and a small number of additional loans with the potential for negative amortization.
Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2021 and 2020, interest only loans totaled $613.3 million and $401.6 million. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At December 31, 2021 and 2020, Green Loans totaled $21.5 million and $33.2 million. Negative amortization loans totaled $0.5 million and $2.3 million at December 31, 2021 and 2020. We discontinued origination of negative amortization loans in 2007.
We no longer originate SFR loans, however we have and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan.
At December 31, 2021 and 2020, nonperforming NTM loans totaled $4.0 million and $8.7 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM loans are LTV ratios and FICO scores. At December 31, 2021, $631.5 million of our $633.7 million NTM first lien portfolio had LTVs of 80% or less. At December 31, 2021, $14.1 million or 71% of our $19.9 million Green Loans first lien portfolio had FICO scores of 700 or greater.

NOTE 6 – PREMISES AND EQUIPMENT, NET
The following table summarizes premises and equipment, net, as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Land	$8,230	$9,020
Building and improvement	107,465	109,896
Furniture, fixtures, and equipment	48,737	49,495
Leasehold improvements	13,559	13,471
Construction in process	23	482
Total	178,014	182,364
Less accumulated depreciation	(65,146)	(60,844)
Premises and equipment, net	$112,868	$121,520

During the years ended December 31, 2021, 2020, and 2019, we recorded an impairment loss of zero, $512 thousand, and $1.5 million on abandoned capitalized software projects. This impairment charge is included in all other expense on the consolidated statements of operations.
We recognized depreciation expense of $8.7 million, $10.2 million and $10.3 million for the years ended December 31, 2021, 2020, and 2019.

NOTE 7 – LEASES

We have operating leases for corporate offices, branches and loan production offices. Our leases have remaining lease terms of one month to 17 years, some of which include options to extend the leases generally for periods of three years to five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Operating lease expense	$6,972	$6,024	$6,622
Variable lease expense	366	279	356
Sublease income	—	—	(250)
Total lease expense	$7,338	$6,303	$6,728
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$7,229	$6,812	$6,989
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities (1)	$26,413	$3,289	$5,332
ROU assets recognized upon adoption of new lease standard	$—	$—	$23,332
(1)Includes $9.2 million during the year ended December 31, 2021 related to the PMB Acquisition.
Supplemental balance sheet information related to leases was as follows:

	December 31,
($ in thousands)	2021	2020
Operating leases:
Operating lease right-of-use assets	$35,442	$19,633
Operating lease liabilities	40,675	20,647

	December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	5.46 years	6.60 years
Weighted-average discount rate:
Operating leases	1.76%	2.78%

Maturities of operating lease liabilities at December 31, 2021 were as follows:

($ in thousands)	Operating Leases
2022	$9,366
2023	8,802
2024	8,093
2025	6,312
2026	4,421
Thereafter	6,093
Total lease payments	43,087
Less: present value discount	(2,412)
Total Lease Liability	$40,675

During the year ended December 31, 2021, we recognized $3.8 million in impairment of ROU assets obtained in the PMB Acquisition. This impairment related to branch and office consolidation of PMB locations and is included in merger-related costs in the accompanying consolidated statements of operations.
Rental income totaled $1.3 million, $1.0 million and $1.8 million during the years ended December 31, 2021, 2020 or 2019 and is included in other income in the accompanying consolidated statements of operations.
We lease certain equipment under finance leases. Finance lease obligations totaled $239 thousand and $83 thousand at December 31, 2021 and 2020. The finance lease arrangements require monthly payments through 2024.
Sale-leaseback Transaction: In September 2021, the Company completed a sale-leaseback transaction for one of its branch locations. The Company sold the branch for $4.2 million and recognized a gain of $841 thousand. The Company also entered into a 5-year lease agreement for this branch and recognized a right-of-use asset and lease liability for $811 thousand.
NOTE 8 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Balance at beginning of year	$—	$—	$672
Additions	3,253	1,116	276
Sales and net direct write-downs	(3,253)	(1,116)	(803)
Net change in valuation allowance	—	—	(145)
Balance at end of year	$—	$—	$—

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Balance at beginning of year	$—	$—	$—
Additions	—	—	145
Recoveries	—	—	—
Net direct write-downs and removals from sale	—	—	(145)
Balance at end of year	$—	$—	$—

The following table presents expenses related to foreclosed assets included in all other expense on the consolidated statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net gain (loss) on sales	$410	$(38)	$40
Total	$410	$(38)	$40

We did not provide loans to finance the purchase of our OREO properties during the years ended December 31, 2021, 2020 or 2019.
NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Goodwill, beginning of the year	$37,144	$37,144	$37,144
Goodwill from business combination	57,157	—	—
Goodwill, end of year	$94,301	$37,144	$37,144
Accumulated impairment losses at end of year	$2,100	$2,100	$2,100
At December 31, 2021, we had goodwill of $94.3 million, which included $57.2 million in goodwill recognized in the PMB Acquisition (refer to Note 2 — Business Combinations), an increase from $37.1 million at December 31, 2020. Goodwill also included accumulated impairment losses of $2.1 million recognized in 2017 as a result of us discontinuing our mortgage banking division.
There was no impairment of goodwill for the years ended December 31, 2021, 2020 and 2019.
Intangible assets, net are comprised of core deposit intangibles acquired in business combinations. Core deposit intangibles are amortized over their useful lives of ten years.
The following table presents changes in the carrying amount of intangible assets, net for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Core deposit intangibles:
Balance, beginning of year	$30,904	$30,904	$30,904
Core deposit intangibles acquired during the year	5,054	—	—
Balance, end of year	35,958	30,904	30,904
Accumulated amortization:
Balance, beginning of year	28,271	26,753	24,558
Amortization of intangible assets	1,276	1,518	2,195
Balance, end of year	29,547	28,271	26,753
Intangible assets, net	$6,411	$2,633	$4,151
Core deposit intangibles are evaluated for impairment annually or whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable, such as customer attrition. There was no impairment of core deposit intangibles for the years ended December 31, 2021, 2020 and 2019.
As of December 31, 2021, the weighted-average remaining amortization period for core deposit intangibles was approximately 8.1 years.

The following table presents estimated future amortization expenses as of December 31, 2021:

($ in thousands)	2022	2023	2024	2025	2026	2027 and After	Total
Estimated future amortization expense	$1,715	$1,234	$838	$523	$464	$1,637	$6,411

NOTE 10 – DEPOSITS
The following table presents the components of deposits as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Noninterest-bearing deposits	$2,788,196	$1,559,248
Interest-bearing deposits
Interest-bearing demand deposits	2,393,386	2,107,942
Money market and savings accounts	1,751,135	1,646,660
Certificates of deposit of $250,000 or less	285,768	316,585
Certificates of deposit of more than $250,000	220,950	455,365
Total interest-bearing deposits	4,651,239	4,526,552
Total deposits	$7,439,435	$6,085,800

The aggregate amount of deposits reclassified as loans, such as overdrafts, was $129 thousand and $441 thousand at December 31, 2021 and 2020.
We had California State Treasurer’s deposits of $75.0 million and $300.0 million, and accrued interest on these deposits, in certificates of deposit of more than $250,000 at December 31, 2021 and 2020. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. In addition, we had other public deposits of $30.5 million and $24.4 million at December 31, 2021 and 2020. At December 31, 2021 and 2020, we provided letters of credit of $235.0 million and $335.0 million through the FHLB of San Francisco as collateral for California State Treasurer’s deposits and other public deposits. There were no securities pledged as collateral for these deposits at December 31, 2021 and 2020.
The following table presents a summary of brokered deposits as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Money market accounts	$10,000	$10,000
Certificates of deposit of $250,000 or less	—	16,223
Certificates of deposit of more than $250,000	—	—
Total brokered deposits	$10,000	$26,223

The following table presents scheduled maturities of certificates of deposit as of December 31, 2021:

($ in thousands)	2022	2023	2024	2025	2026	Total
Certificates of deposit of $250,000 or less	$251,898	$22,190	$9,133	$1,456	$1,091	$285,768
Certificates of deposit of more than $250,000	212,727	3,830	3,999	—	394	220,950
Total certificates of deposit(1)	$464,625	$26,020	$13,132	$1,456	$1,485	$506,718
(1)Total certificates of deposit includes $602 thousand of fair value adjustments related to certificates of deposit acquired in business combinations at December 31, 2021

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES AND SHORT-TERM BORROWINGS
The following table presents the advances from the FHLB as of the dates indicated:

($ in thousands)	December 31, 2021		December 31, 2020
Fixed rate:
Outstanding balance (1)(2)	$411,000	(1)	$461,000
Interest rates ranging from (2)	0.64%	(2)	—%
Interest rates ranging to	3.32%		3.32%
Weighted average interest rate	2.53%		2.51%
Variable rate:
Outstanding balance	70,000		85,000
Weighted average interest rate	0.20%		0.17%
(1)Excludes $4.9 million and $6.2 million of unamortized debt issuance costs at December 31, 2021 and 2020.
(2)Includes zero and $5.0 million in FHLB recovery advances at December 31, 2021 and 2020 with an interest rate of 0.00% that matured on May 27, 2021.
The following table presents contractual maturities by year of the FHLB advances as of December 31, 2021:

($ in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate	$—	$—	$—	$291,000	$20,000	$100,000	$411,000
Variable rate	70,000	—	—	—	—	—	70,000
Total	$70,000	$—	$—	$291,000	$20,000	$100,000	$481,000

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. In June 2020, we repaid early a $100.0 million FHLB term advance with an interest rate of 2.07% and incurred a $2.5 million debt extinguishment fee that is included in other noninterest expense in the consolidated statements of operations. Additionally, in June 2020 we refinanced $111.0 million of our term advances into lower market interest rates.
At December 31, 2021, FHLB advances included $70.0 million in overnight borrowings and $411.0 million in term advances with a weighted average life of 4.0 years and weighted average interest rate of 2.53%.
The Bank’s advances from the FHLB are collateralized by a blanket lien on all real estate loans. Our secured borrowing capacity with the FHLB totaled $1.84 billion, of which the Bank was eligible to borrow an additional $1.06 billion at December 31, 2021 based on qualifying loans with an aggregate unpaid principal balance of $2.34 billion as of that date.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million at December 31, 2021 and 2020.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Weighted-average interest rate at end of year	2.19%	2.15%	2.27%
Average interest rate during the year	2.82%	2.41%	2.55%
Average balance	$426,875	$749,195	$1,264,945
Maximum amount outstanding at any month-end	$641,000	$1,210,000	$1,850,000
Balance at end of year(1)	$481,000	$546,000	$1,195,000
(1)Excludes $4.9 million and $6.2 million of unamortized debt issuance costs at December 31, 2021 and 2020.
At December 31, 2021, the Company had borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) of $455.4 million, including the secured borrowing capacity through the Federal Reserve Discount Window and Borrower-in-Custody ("BIC") program. At December 31, 2021, the Bank has pledged certain qualifying loans with an unpaid principal balance of $813.8 million and securities with a carrying value of $8.9 million as collateral for these lines of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the years ended December 31, 2021 and 2020.
The Bank’s investment in capital stock of the Federal Reserve totaled $27.3 million at December 31, 2021 and 2020.

The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at December 31, 2021. The Bank also has the ability to obtain unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and is subject to the counterparties' discretion and totaled $441.0 million and $196.0 million at December 31, 2021 and 2020. Borrowings under the AFX totaled $25.0 million and zero at December 31, 2021 and 2020.
In December 2021, the holding company entered into a $50.0 million revolving line of credit. The line of credit matures on December 19, 2022. We have the option to select paying interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. The line of credit is subject to certain operational and financial covenants and we were in compliance with these covenants at December 31, 2021. There were no borrowings under this line of credit at December 31, 2021.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at December 31, 2021 and 2020. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
NOTE 12 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			December 31,
			2021		2020
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.250%	4/15/2025	$175,000	$(1,014)	$175,000	$(1,291)
Subordinated notes	4.375%	10/30/2030	85,000	(2,127)	85,000	(2,394)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	—	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	—	—
Total			$277,527	$(3,141)	$260,000	$(3,685)

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
We have the option to redeem the Senior Notes either in whole or in part on or after January 15, 2025 (i.e., 90 days prior to the maturity date). Notification of no less than 30 nor more than 60 days is required for redemption. The Senior Notes will be redeemable at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Senior Notes Base Indenture”), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the “Senior Notes Supplemental Indenture” and together with the “Senior Notes Base Indenture”, the “Senior Notes Indenture”). The Senior Notes Indenture contains several covenants which, among other things, restrict our ability and the ability of our subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. We were in compliance with all covenants under the Senior Notes Indenture at December 31, 2021.
Subordinated Notes
On October 30, 2020, we completed the issuance and sale of $85.0 million aggregate principal amount of our 4.375% fixed-to-floating rate subordinated notes due October 30, 2030 (the “Subordinated Notes”). Net proceeds after debt issuance costs were approximately $82.6 million.

The Subordinated Notes are unsecured debt obligations and subordinated to our present and future Senior Debt (as defined in the Subordinated Notes Indenture (as defined below)) and subordinated to all of our subsidiaries’ present and future indebtedness and other obligations. The Subordinated Notes bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. From and including October 30, 2025 to, but excluding, the maturity date or the date of earlier redemption, the Subordinated Notes bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be 3-Month Term SOFR, plus a spread of 419.5 basis points, payable quarterly in arrears.
We may, at our option, redeem the Subordinated Notes in whole or in part on October 30, 2025 and on any interest payment date thereafter. We may also, at our option, redeem the Subordinated Notes at any time, including prior to October 30, 2025, in whole but not in part, upon the occurrence of certain events. Any redemption of the Subordinated Notes will be subject to obtaining the prior approval of the FRB to the extent then required under the rules of the FRB, and will be at a redemption price equal to 100% of the principal amount of the Subordinated Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
The Subordinated Notes were issued under the Subordinated Debt Securities Indenture, dated as of October 30, 2020 (the “Subordinated Notes Base Indenture”), as supplemented by the Supplemental Indenture relating to the Subordinated Notes, dated as of October 30, 2020 (the “Subordinated Notes Supplemental Indenture,” and together with the Subordinated Notes Base Indenture, the “Subordinated Notes Indenture”). The Subordinated Notes Indenture contains several covenants and customary events of default. We were in compliance with all covenants under the Subordinated Notes Indenture at December 31, 2021.
Junior Subordinated Debentures
In connection with the PMB Acquisition, we assumed PMB's junior subordinated debentures. PMB had previously formed two grantor trusts to sell and issue to institutional investors floating rate trust preferred securities (“trust preferred securities”). The net proceeds from the sales of the trust preferred securities were used in exchange for PMB's issuance to the grantor trusts of PMB's junior subordinated floating rate debentures (the “Debentures”). The payment terms of the Debentures are used by the grantor trusts to make the payments that come due to the holders of the trust preferred securities pursuant to the terms of those securities. The Debentures also were pledged by the grantor trusts as security for the payment obligations of the grantor trusts under the trust preferred securities.
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2021, we were current on all interest payments. Any redemption of the securities will be subject to obtaining the prior approval of the FRB to the extent then required under the rules of the FRB.

NOTE 13 – INCOME TAXES
The following table presents the components of income tax expense of continuing operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Current income taxes:
Federal	$7,966	$7,332	$3,900
State	6,466	3,713	941
Total current income tax expense	14,432	11,045	4,841
Deferred income taxes:
Federal	4,950	(5,663)	(1,492)
State	894	(3,596)	870
Total deferred income tax expense (benefit)	5,844	(9,259)	(622)
Income tax expense	$20,276	$1,786	$4,219

The following table presents a reconciliation of the recorded income tax expense of continuing operations to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 21.0% to income from continuing operations before income taxes for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Computed expected income tax expense at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Proportional amortization	4.3%	24.1%	12.6%
Income tax credits (investment tax credits and other)	(5.5)%	(30.6)%	(20.0)%
Other permanent book-tax differences	0.9%	1.9%	(2.4)%
State tax expense, net of federal benefit	7.0%	0.6%	5.1%
Bank owned life insurance policies	(0.7)%	(3.6)%	(1.7)%
Equity compensation shortfall (windfall) tax impact	(2.2)%	2.2%	0.6%
Reserve for uncertain tax positions	—%	(0.9)%	(1.0)%
Other, net	(0.3)%	(2.3)%	0.9%
Effective tax rates	24.5%	12.4%	15.1%
During the year ended December 31, 2021, income tax expense included a $2.5 million tax benefit from share-based awards, including the exercise of all previously issued outstanding stock appreciation rights and other discrete tax items that impacted our effective tax rate. During the year ended December 31, 2021, our qualified affordable housing partnerships resulted in a reduction of our effective tax rate as the tax deductions and credits outpaced the increase in the effective tax rate due to higher proportional amortization.
Our effective tax rate for the year ended December 31, 2021 was higher than the effective tax rate for the year ended December 31, 2020 due mainly to (i) higher pre-tax income, and (ii) lower net tax effects of our qualified affordable housing partnerships, offset by (iii) higher tax benefit from share-based awards of $2.5 million, primarily from the exercise of all previously issued outstanding stock appreciation rights in 2021.
The Company’s effective tax rate for the year ended December 31, 2020 was lower than the effective tax rate for the year ended December 31, 2019 due mainly to (i) lower pre-tax income, (ii) lower state tax deductions, and (iii) the net tax effects of our qualified affordable housing partnerships and investments in alternative energy partnerships. During the year ended December 31, 2020 our qualified affordable housing partnerships resulted in a reduction of our effective tax rate as the tax deductions and credits outpaced the increase in the effective tax rate due to higher proportional amortization.

At December 31, 2021, we had available gross unused federal NOL carryforwards of $821 thousand that may be applied against future taxable income through 2031. At December 31, 2021, we had available gross unused state NOL carryforwards of $34.8 million that may be applied against future taxable income through 2036. Utilization of these NOL carryforwards are subject to annual limitations set forth in Section 382 of the U.S. Internal Revenue Code.
In addition, as of December 31, 2021 and 2020, we had income tax credit carryforwards of $23.0 million and $30.2 million. These tax credits, if unused, will expire in 2037.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
($ in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$29,746	$24,032
Stock-based compensation expense	1,181	2,182
Accrued expenses	6,198	4,168
Loan repurchase reserve	1,256	1,625
Federal net operating losses	172	272
State net operating losses	2,762	686
Federal income tax credits	23,045	30,225
Deferred loan fees	1,692	1,998
Amortization of intangible assets	—	1,198
Prior year state tax deduction	1,648	443
Lease liability	11,752	6,082
Other deferred tax assets	4,897	2,824
Total deferred tax assets	84,349	75,735
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(3,172)	(3,236)
Investments in partnerships	(8,857)	(8,139)
Mortgage servicing rights	(130)	(167)
Amortization of intangible assets	(47)	—
Deferred loan costs	(4,577)	(5,154)
Depreciation on premises and equipment	(4,916)	(5,618)
Right of use asset	(10,240)	(5,784)
Other deferred tax liabilities	(1,636)	(1,680)
Total deferred tax liabilities	(33,575)	(29,778)
Valuation allowance	—	—
Net deferred tax assets	$50,774	$45,957
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income: (i) future reversal of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carryforwards, (iii) taxable income in prior carryback year(s), and (iv) future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets at December 31, 2021 and 2020.
We believe that the future reversing taxable temporary differences, the ability for the Company to utilize tax credits in 2021, and our projection of future taxable income should be considered significant positive evidence that the deferred tax assets for income tax credits will be realized in future periods prior to their expiration dates.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $925 thousand and $924 thousand at December 31, 2021 and 2020. We do not believe that the unrecognized tax benefits will change materially within the next twelve months. As of December 31, 2021, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $699 thousand.

At December 31, 2021 and 2020, we had no accrued interest or penalties, respectively. The table below summarizes the activity related to our unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Beginning balance	$924	$977	$1,227
Decrease related to prior year tax positions	(59)	(6)	(101)
Increase in current year tax positions	60	120	120
Decrease related to lapsing of statute of limitations	—	(167)	(269)
Ending balance	$925	$924	$977

In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified on the consolidated financial statements as income tax expense.
We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The statute of limitations for examination by U.S. federal taxing authorities has expired for tax years before 2018. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2017 (other state income and franchise tax statutes of limitations vary by state).
We account for low income housing tax credit investments under the proportional amortization method. The aggregate funding commitment in these investments totaled $61.3 million and the unfunded portion was $10.3 million as of December 31, 2021. The carrying value of these investments was $39.0 million and $43.2 million at December 31, 2021 and 2020. The proportional amortization of these investments amounted to $4.2 million, $5.3 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019. The tax deduction from these investments totaled $3.7 million, $7.2 million and $7.8 million in 2021, 2020 and 2019. The unused tax credit carryforwards for these investments totaled $13.2 million and $9.0 million as of December 31, 2021 and 2020. For additional information on qualified affordable housing investments, see Note 20 — Variable Interest Entities.

NOTE 14 – LOAN REPURCHASE RESERVE
The following table presents a summary of activity in the loan repurchase reserve for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Balance at beginning of year	$5,515	$6,201	$2,506
Initial provision for loan repurchases (1)	—	11	4,563
Subsequent change in the reserve	(948)	(697)	(660)
Utilization of reserve for loan repurchases	(219)	—	(208)
Balance at end of year	$4,348	$5,515	$6,201

(1)During the year ended December 31, 2019, amount includes a $4.4 million initial provision for loan repurchases related to the Freddie Mac multifamily loan securitization completed in the third quarter of 2019. Refer to Note 20 — Variable Interest Entities for additional information.

We believe that our obligations for loan repurchases or loss reimbursements were adequately reserved for at December 31, 2021.
NOTE 15 – DERIVATIVE INSTRUMENTS
We use derivative instruments and other risk management techniques to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with our risk management policies. Refer to Note 1 — Significant Accounting Policies for additional information on our derivative instruments.
During the years ended December 31, 2021, 2020 and 2019, changes in fair value of interest rate swaps and caps on loans and foreign exchange contracts were a net gain (loss) of $295 thousand, $(200) thousand, and $(9.2) million, and were included in other income on the consolidated statements of operations.

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

	December 31,
	2021		2020
($ in thousands)	Notional Amount	Fair Value (1)	Notional Amount	Fair Value (1)
Included in assets:
Interest rate swaps and cap on loans	$58,834	$3,390	$67,840	$7,304
Foreign exchange contracts	4,725	175	7,010	328
Total included in assets	$63,559	$3,565	$74,850	$7,632
Included in liabilities:
Interest rate swaps and caps on loans	$58,834	$3,594	$67,840	$7,789
Foreign exchange contracts	4,725	146	7,010	313
Total included in liabilities	$63,559	$3,740	$74,850	$8,102
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
NOTE 16 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of December 31, 2021, 3,225,908 shares were available for future awards under the 2018 Omnibus Plan. While the 2018 Omnibus Plan allows for various equity instruments, the Company has transitioned to granting restricted stock awards and restricted stock units in recent years versus issuing stock options.
Stock-based Compensation Expense
The following table presents stock-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Restricted stock awards and units	5,295	5,777	5,047
Stock options	—	4	(8)
Total stock-based compensation expense	$5,295	$5,781	$5,039
Related tax benefits	$1,530	$1,703	$1,481

The following table presents unrecognized stock-based compensation expense as of December 31, 2021:

($ in thousands)	Unrecognized Expense	Weighted-Average Remaining Expected Recognition Period
Restricted stock awards and restricted stock units	6,045	2.0 years

Restricted Stock Awards and Restricted Stock Units
We grant restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of profitability and other performance metrics. The actual amounts of performance-related stock units released upon vesting is certified by the Compensation Committee of our Board of Directors once the pre-established profitability and other performance metrics have been achieved. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested or settled. The following table presents unvested restricted stock awards and restricted stock units activity for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share
Outstanding at beginning of year	848,302	$14.42	923,482	$15.74	833,601	$18.96
Granted (1)	297,592	$19.88	358,593	$13.85	796,547	$14.40
Vested (2)	(388,387)	$14.01	(331,998)	$15.83	(273,904)	$18.37
Forfeited (3)	(108,497)	$14.40	(101,775)	$15.43	(432,762)	$17.93
Outstanding at end of year	649,010	$17.17	848,302	$14.42	923,482	$15.74
(1)     There were 66,472, 78,771 and 174,935 performance stock units included in shares granted for the years ended December 31, 2021, 2020 and 2019.
(2)    There were 77,327, 18,473 and 37,572 performance stock units included in vested shares for the years ended December 31, 2021, 2020 and 2019
(3)    There were 48,803, 24,242 and 233,999 performance stock units included in forfeited shares for the years ended December 31, 2021, 2020 and 2019.
Stock Options
We have issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price. There have been no stock options granted since 2016.

	Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Fair value of options vested	$—	$8	$67
Total intrinsic value of options exercised	$191	$29	$87
Cash received from options exercised	$300	$—	$—
The following table represents vested stock option activity and weighted-average exercise price per share at and for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	55,069	$13.96	62,521	$13.85	186,973	$13.54
Exercised	(40,165)	$14.30	(7,452)	$13.05	(74,836)	$13.41
Forfeited	—	$—	—	$—	(49,616)	$13.34
Outstanding at end of year	14,904	$13.05	55,069	$13.96	62,521	$13.85
Exercisable at end of year	14,904	$13.05	55,069	$13.96	60,273	$13.86

The following table represents changes in unvested stock options and related information at and for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	—	$—	2,248	$13.75	63,848	$13.30
Vested	—	$—	(2,248)	$13.75	(17,600)	$13.26
Forfeited	—	$—	—	$—	(44,000)	$13.29
Outstanding at end of year	—	$—	—	$—	2,248	$13.75
The following table presents a summary of stock options outstanding as of December 31, 2021:

	Options Outstanding				Options Exercisable
($ in thousands)	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
$10.90 to $12.33	3,672	32	$10.90	2.5 years	3,672	32	$10.90	2.5 years
$12.34 to $13.75	11,232	66	$13.75	3.5 years	11,232	66	$13.75	3.5 years
Total	14,904	$98	$13.05	3.3 years	14,904	$98	$13.05	3.3 years
Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, ten-year stock appreciation rights (“SARs”), which were fully exercised during the first quarter of 2021 resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 13 - Income Taxes). There are no outstanding SARs at December 31, 2021. The following table represents SARs activity and the weighted average exercise price per share as of and for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	1,559,012	$11.60	1,559,012	$11.60	1,559,012	$11.60
Exercised	(1,559,012)	$11.60	—	$—	—	$—
Outstanding at end of year	—	$—	1,559,012	$11.60	1,559,012	$11.60
Exercisable at end of year	—	$—	1,559,012	$11.60	1,559,012	$11.60

NOTE 17 – EMPLOYEE BENEFIT PLANS
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
For the years ended December 31, 2021, 2020 and 2019, expense attributable to our 401(k) plan amounted to $2.3 million, $2.1 million and $2.1 million.
NOTE 18 – STOCKHOLDERS’ EQUITY
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

	December 31,
	2021			2020
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series D 7.375% non-cumulative perpetual	—	$—	$—	93,270	$93,270	$89,922
Series E 7.00% non-cumulative perpetual	98,702	98,702	94,956	98,702	98,702	94,956
Total	98,702	$98,702	$94,956	191,972	$191,972	$184,878
During certain periods, we have repurchased and redeemed Series D Depositary Shares and Series E Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred Stock and Series E Preferred Stock. When the consideration paid to repurchase depositary shares exceeds such depositary shares' carrying value, the difference reduces net income allocated to common stockholders. When the consideration paid to repurchase depositary shares is less than such depositary shares' carrying value, the difference increases net income allocated to common stockholders. Redemptions of depositary shares are typically at par value. The following table summarizes repurchases and redemptions of these depositary shares during the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Series D Preferred Stock:
Depositary shares repurchased or redeemed	3,730,767	134,410	734,823
Preferred Stock retired (shares)	93,269	3,360	18,371

Consideration paid	$93,269	$2,698	$19,392
Carrying value	89,922	3,240	17,711
Impact of preferred stock redemption - Series D Preferred Stock (1)	$3,347	$(541)	$1,681

Series E Preferred Stock:
Depositary shares repurchased or redeemed	—	70,967	980,928
Preferred Stock retired (shares)	—	1,774	24,523

Consideration paid	$—	$1,680	$27,005
Carrying value	—	1,707	23,592
Impact of preferred stock redemption - Series E Preferred Stock (1)	$—	$(27)	$3,412
Total impact of preferred stock redemption (1)	$3,347	$(568)	$5,093
(1) Impact of redemption includes both shares repurchased in the open market at a premium or discount and shares redeemed at par on an eligible call date.

Series D Preferred Stock
During the first quarter of 2021, we redeemed all of our outstanding Series D Depositary Shares, resulting in an impact of preferred stock redemption of $3.3 million in the accompanying consolidated statements of operations.
On August 23, 2019, the Company completed a tender offer for Series D Depositary Shares, resulting in the repurchase of 734,823 outstanding Series D Depositary Shares and the related retirement of 18,371 outstanding shares of Series D Preferred Stock.
Series E Preferred Stock
On August 23, 2019, the Company completed a tender offer for Series E Depositary Shares, resulting in the repurchase of 980,928 outstanding Series E Depositary Shares and the related retirement of 24,523 outstanding shares of Series E Preferred Stock. See Note 27 - Subsequent Events for additional detail related to the upcoming redemption of Series E Preferred Stock.
Common Share Repurchase Program
On February 10, 2020, we announced that our Board of Directors authorized the repurchase of up to $45 million of our common stock. This repurchase authorization expired on February 10, 2021. There were no repurchases of common shares during the year ended December 31, 2021. During the year ended December 31, 2020, we repurchased 827,584 shares of common stock at a weighted average price of $14.50 per share and an aggregate amount of $12.0 million. Purchases were authorized to be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by our management and in accordance with the regulations of the Securities and Exchange Commission. The timing of purchases and the number of shares repurchased under the program depended on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions.
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

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Unrealized (loss) gain on securities available-for -sale
Balance at beginning of period	$7,746	$(11,900)	$(24,117)
Unrealized gain (loss) arising during the period	(7)	29,867	11,734
Reclassification adjustment from other comprehensive income	—	(2,011)	4,852
OTTI reclassified from accumulated other comprehensive income (loss) to net income	—	—	731
Tax effect of current period changes	4	(8,210)	(5,100)
Total changes, net of taxes	(3)	19,646	12,217
Balance at end of period	$7,743	$7,746	$(11,900)
NOTE 19 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending on the regulatory capital levels, banks are subject to limitations such as requiring regulatory approval to accept brokered deposits if an institution is only adequately capitalized or limiting capital distributions or asset growth and expansion and requiring a capital restoration plan if an institution is undercapitalized. At December 31, 2021, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed our classification.

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
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Banc of California, Inc.
Total risk-based capital	$1,140,480	14.98%	$609,062	8.00%	N/A	N/A
Tier 1 risk-based capital	955,747	12.55%	456,796	6.00%	N/A	N/A
Common equity tier 1 capital	860,841	11.31%	342,597	4.50%	N/A	N/A
Tier 1 leverage	955,747	10.37%	368,610	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,195,050	15.71%	$608,740	8.00%	$760,925	10.00%
Tier 1 risk-based capital	1,110,767	14.60%	456,555	6.00%	608,740	8.00%
Common equity tier 1 capital	1,110,767	14.60%	342,416	4.50%	494,601	6.50%
Tier 1 leverage	1,110,767	12.06%	368,306	4.00%	460,382	5.00%
December 31, 2020
Banc of California, Inc.
Total risk-based capital	$996,466	17.01%	$468,628	8.00%	N/A	N/A
Tier 1 risk-based capital	840,501	14.35%	351,471	6.00%	N/A	N/A
Common equity tier 1 capital	655,623	11.19%	263,603	4.50%	N/A	N/A
Tier 1 leverage	840,501	10.90%	308,555	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,011,587	17.27%	$468,698	8.00%	$585,873	10.00%
Tier 1 risk-based capital	938,346	16.02%	351,524	6.00%	468,698	8.00%
Common equity tier 1 capital	938,346	16.02%	263,643	4.50%	380,817	6.50%
Tier 1 leverage	938,346	12.19%	307,894	4.00%	384,868	5.00%

Dividend Restrictions
Payment of dividends by the Company is subject to guidance provided by the Federal Reserve. That guidance provides that bank holding companies that plan to pay dividends that exceed net earnings for a given period should first consult with the Federal Reserve. To the extent the Company's future quarterly dividend exceeds net earnings, less prior dividends, over the applicable quarterly time periods, the payment of the Company’s common and preferred stock dividends will be subject to prior consultation and non-objection from the Federal Reserve.
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend paid to us by the Bank would be limited by the need to maintain the Bank's well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described below, any near term dividend by the Bank will require OCC approval. During the year ended December 31, 2021, the Bank received approval from the OCC and paid $78.0 million in dividends to the holding company.
During the years ended December 31, 2021 and 2020, we declared and paid dividends on our common stock of $0.24 per share, representing a quarterly dividend of $0.06 per share. During the year ended December 31, 2019, we declared and paid dividends on our common stock of $0.31 per share, with the quarterly dividend ranging from $0.13 per share in the first quarter of 2019 to $0.06 per share for each of the subsequent 2019 quarters. During the years ended December 31, 2021, 2020 and

2019, we paid common stock dividends of $12.8 million, $11.8 million and $15.7 million. In addition to our common stock dividends, during the years ended December 31, 2021, 2020 and 2019, we paid preferred stock dividends of $8.3 million, $13.9 million and $15.6 million.

NOTE 20 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships and qualified affordable housing partnerships and have a variable interest in a multifamily securitization trust. We evaluate our interests in these entities to determine whether they meet the definition of a VIE and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We have determined that our interests in these entities meet the definition of variable interests; however none of the VIE's meet the criteria for consolidation.
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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At December 31, 2021, we have a $2.9 million loan repurchase reserve related to this VIE. There have been no losses associated with the multifamily securitization through December 31, 2021.
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
We use the HLBV method to account for our investments in energy tax credits as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense in the year the investment is made and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $25.9 million and $28.0 million at December 31, 2021 and 2020.

The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Fundings	$—	$3,631	$806
Cash distribution from investment	2,293	2,094	2,025
Gain (loss) on investments in alternative energy partnerships	204	365	(1,694)
Tax expense (benefit) recognized from HLBV application	59	45	(362)
Income tax credits recognized	—	—	3,446
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	December 31, 2021	December 31, 2020
Cash	$4,227	$3,228
Equipment, net of depreciation	246,421	241,015
Other assets	9,098	7,470
Total unconsolidated assets	$259,746	$251,713
Total unconsolidated liabilities	$12,129	$6,357
Maximum loss exposure	$25,888	$27,977
The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $25.9 million, which is our recorded investment amount at December 31, 2021.
We believe that the loss exposure on our investments is reduced considering our return on our investment is provided not only by the cash flows of the underlying client leases and power purchase agreements. In addition, our exposure is further limited as the arrangements include a transition manager to support any transition of the solar company sponsor, whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.).
Capital Trusts - Trust Preferred Securities
In connection with our merger with PMB, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 12 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At December 31, 2021, our investment in these grantor trusts, which is included in other assets in the consolidated balance sheets, totaled $527 thousand.
Qualified Affordable Housing Partnerships - Low Income Housing Tax Credits
We invest in limited partnerships that operate affordable housing projects that qualify for low income housing tax credits (“LIHTC”). The returns on these investments are generated primarily through allocated Federal tax credits and other tax benefits. In addition, LIHTC investments contribute to our goals under the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. As a result, we do not consolidate these partnerships.

The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	December 31, 2021	December 31, 2020
Ending balance(1)	$38,982	$43,209
Aggregate funding commitment	61,278	61,278
Total amount funded	51,014	42,991
Unfunded commitment	10,264	18,287
Maximum loss exposure	38,982	43,209
(1)Included in other assets in the accompanying consolidated statements of financial condition.
The following table presents information regarding activity in LIHTC investments for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Fundings	$8,023	$16,086	$9,143
Proportional amortization recognized	4,227	5,253	3,521
Income tax credits recognized	4,604	4,300	2,410

NOTE 21 – EARNINGS (LOSS) PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
($ in thousands, except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Income from continuing operations	$61,785	$561	$12,454	$120	$23,535	$224
Less: income allocated to participating securities	(113)	(1)	—	—	—	—
Less: participating securities dividends	—	—	(372)	(4)	(478)	(5)
Less: preferred stock dividends	(8,247)	(75)	(13,737)	(132)	(15,412)	(147)
Less: impact of preferred stock redemption	(3,317)	(30)	563	5	(5,045)	(48)
Net income (loss) allocated to common stockholders	$50,108	$455	$(1,092)	$(11)	$2,600	$24

Weighted-average common shares outstanding - basic	52,573,659	477,321	49,704,775	477,321	50,144,464	477,321
Add: Dilutive effects of restricted stock units	246,556	—	—	—	97,842	—
Add: Dilutive effects of stock options	5,390	—	—	—	5,324	—
Weighted-average common shares outstanding - diluted	52,825,605	477,321	49,704,775	477,321	50,247,630	477,321
Earnings (loss) per common share:
Basic	$0.95	$0.95	$(0.02)	$(0.02)	$0.05	$0.05
Diluted	$0.95	$0.95	$(0.02)	$(0.02)	$0.05	$0.05

For the years ended December 31, 2021, 2020, and 2019, there were 73,199, 918,188, and 710,082 restricted stock units and zero, 55,252 and 16,165 stock options that were not considered in computing diluted earnings (loss) per common share, because they were anti-dilutive.

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	December 31,
	2021		2020
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$37,107	$136,921	$17,555	$38,141
Unused lines of credit	6,894	1,699,933	1,783	1,348,138
Letters of credit	2,553	5,617	234	8,274

Other Commitments
At December 31, 2021, we had unfunded commitments of $10.3 million, $7.1 million, and $5.0 million for LIHTC investments (refer to Note 20 - Variable Interest Entities), SBIC investments, and other qualified affordable housing investments.

NOTE 23 - REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Noninterest income
In scope of Topic 606
Deposit service fees	$3,728	$2,264	$2,414
Debit card fees	1,760	1,325	533
Investment commissions	—	—	685
Other	476	220	340
Noninterest income (in-scope of Topic 606)	5,964	3,809	3,972
Noninterest income (out-of-scope of Topic 606)	12,966	14,709	8,144
Total noninterest income	$18,930	$18,518	$12,116
Revenue considered to be within the scope of Topic 606 are discussed below.
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
Investment Commissions
We acted as an agent for a third party vendor that provides investment services and products to clients. Upon completion of a sale of investment services or products to a client, we received a commission from the third party vendor. The performance obligation to the third party vendor was satisfied and the commission income was recognized at that point in time. We stopped offering this service after July 2019.
Other
Other noninterest income primarily consists of other recurring revenue streams from merchant referral commissions. Our performance obligation for merchant referral commissions is satisfied with the successful sale of services to those referred merchants, which is when the commission is received and the income is recognized.
Gains and Losses on Sales of OREO
Net gains (losses) on sales of OREO totaling $410 thousand, $(38) thousand and $40 thousand for the years ended December 31, 2021, 2020 and 2019 are included in other non-interest expense. Our performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized. Gains or losses on sales of OREO are presented in Note 8 — Other Real Estate Owned.
We do not typically enter into long-term revenue contracts with clients. As of December 31, 2021 and 2020, we did not have any significant contract balances. As of December 31, 2021 and 2020, we did not capitalize any contract acquisition costs.
NOTE 24 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2021 and 2020, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2021, 2020, and 2019 are presented below:
Condensed Statements of Financial Condition

	December 31,
($ in thousands)	2021	2020
ASSETS
Cash and cash equivalents	$98,851	$138,006
Other assets	29,688	28,447
Investment in subsidiaries	1,220,368	996,577
Total assets	$1,348,907	$1,163,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt, net	$274,386	$256,315
Accrued expenses and other liabilities	9,231	9,508
Stockholders’ equity	1,065,290	897,207
Total liabilities and stockholders’ equity	$1,348,907	$1,163,030
Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Income
Dividends from subsidiaries	$78,000	$37,000	$142,467
Legal settlement income	—	2,013	—
Other operating income	212	211	62
Total income	78,212	39,224	142,529
Expenses
Interest expense for notes payable and other borrowings	13,498	10,141	9,480
Other operating expense	2,621	5,794	3,311
Total expenses	16,119	15,935	12,791
Income before income taxes and excess dividends in undistributed earnings of subsidiaries	62,093	23,289	129,738
Income tax benefit	(7,385)	(5,812)	(3,670)
Income before excess dividends in undistributed earnings of subsidiaries	69,478	29,101	133,408
Excess dividends in undistributed earnings of subsidiaries	(7,132)	(16,527)	(109,649)
Net income	$62,346	$12,574	$23,759

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$62,346	$12,574	$23,759
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends in undistributed earnings of subsidiaries	7,132	16,527	109,649
Stock-based compensation expense	776	3,269	1,446
Amortization of debt issuance cost	493	324	247
Deferred income tax expense (benefit)	2,770	(417)	(86)
Net change in other assets and liabilities	(4,171)	(7,377)	(2,095)
Net cash provided by operating activities	69,346	24,900	132,920
Cash flows from investing activities:
Purchase of investments	(1,000)	—	(5,000)
Net cash acquired in business combination	8,815	—	—
Net cash provided by (used in) investing activities	7,815	—	(5,000)
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	82,570	—
Redemption of preferred stock	(93,269)	(4,379)	(46,396)
Purchase of treasury stock	—	(12,041)	—
Proceeds from exercise of stock options	300	—	—
Restricted stock surrendered due to employee tax liability	(2,182)	(923)	(1,023)
Dividend equivalents paid on stock appreciation rights	—	(376)	(483)
Dividends paid on common stock	(12,843)	(11,847)	(15,744)
Dividends paid on preferred stock	(8,322)	(13,869)	(15,559)
Net cash (used in) provided by financing activities	(116,316)	39,135	(79,205)
Net change in cash and cash equivalents	(39,155)	64,035	48,715
Cash and cash equivalents at beginning of year	138,006	73,971	25,256
Cash and cash equivalents at end of year	$98,851	$138,006	$73,971

NOTE 25 – RELATED-PARTY TRANSACTIONS
General.
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2021, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
Deposits from related parties and their affiliates amounted to $17.5 million and $24.1 million at December 31, 2021 and 2020.
Indemnification for Costs of Counsel for Current and Former Directors and Former Executive Officers in Connection with the Special Committee Investigation, SEC Investigation and Related Matters. As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement, and/or reimbursement for the costs of separate, independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors, (ii) a formal order of investigation issued by the SEC on January 4, 2017 (since resolved), and (iii) any related civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company (collectively, "Indemnified Matters").

During the year ended December 31, 2021, indemnification costs were paid or reimbursed by the Company and its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in the aggregate amount of $495 thousand, a decrease from $1.5 million for the year ended December 31, 2020. Indemnification costs were paid on behalf of certain current directors in connection with the Indemnified Matters in an aggregate amount less than $120 thousand for the year ended December 31, 2019.
During the year ended December 31, 2021, indemnification costs were paid or reimbursed by the Company and its insurance carriers on behalf of certain former directors and former executive officers in connection with the Indemnified Matters, in the aggregate amount of $1.3 million, a decrease from $3.4 million and $13.8 million, respectively, for the years ended December 31, 2020 and December 31, 2019.
NOTE 26 – LITIGATION
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
NOTE 27 – SUBSEQUENT EVENTS
On February 9, 2022, we announced that the Company will redeem on March 15, 2022 all of its outstanding Series E Preferred Stock, and the corresponding depositary shares, each representing a 1/40th interest in a share of the Series E Preferred Stock. The redemption price for the Series E Preferred Stock will be $1,000 per share (equivalent to $25 per Series E Depositary Share). Upon redemption, the Series E Preferred Stock and the Series E Depositary Shares will no longer be outstanding and all rights with respect to such stock and depositary shares will cease and terminate, except the right to payment of the redemption price. Also upon redemption, the Series E Depositary Shares will be delisted from trading on the New York Stock Exchange.
On February 9, 2022, we announced that our Board of Directors had declared a quarterly cash dividend of $0.06 per share on our outstanding common stock. The dividend will be payable on April 1, 2022 to stockholders of record as of March 15, 2022.
We evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of December 31, 2021 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Our Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria established in our Internal Control-Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP (EY), an independent registered public accounting firm, as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Banc of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Banc of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Irvine, California
March 1, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Audit Committee and Audit Committee Financial Experts. Information concerning the audit committee of our Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the end of our fiscal year.
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
Compliance Section 16(a) Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Nomination Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Compensation, Nominating and Corporate Governance Committee” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(1)
Equity compensation plans approved by security holders	14,904	$13.05	3,225,908
Equity compensation plans not approved by security holders	—	$—	—
(1)    The 2018 Omnibus Plan, which is the only equity compensation plan approved by our stockholders under which awards could be made as of December 31, 2021, provides that the maximum number of shares that are available for awards is 4,417,882.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
Information concerning our principal accountant's fees and services is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the end of our fiscal year.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1)     Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)    Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)    Exhibits

2.1
Agreement and Plan of Merger, dated as of March 22, 2021, by and between Registrant and Pacific Mercantile Bancorp (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 23, 2021 and incorporated herein by reference).

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

4.2
Second Supplemental Indenture, dated as of April 6, 2015, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 5.25% Senior Notes due April 15, 2025 and form of 5.25% Senior Notes due April 15, 2025, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

4.3
Deposit Agreement, dated as of February 8, 2016, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

4.5	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
.
4.6
Indenture, dated as of October 30, 2020, by and between the Registrant and U.S. Bank National Association, as trustee, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2020 and incorporated herein by reference.

4.7
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

10.2*
Amended and Restated Employment Agreement, dated as of February 7, 2022, by and among the Registrant, Banc of California, N.A. and Jared Wolff, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2022 and incorporated herein by reference.

10.3*
Employment Agreement, dated as of November 13, 2019, by and among the Registrant, Banc of California, N.A. and Lynn Hopkins, filed as an exhibit to the Registrant's Annual report on Form 10-K filed on March 2, 2020 and incorporated herein by reference

10.4*	Banc of California, Inc. Executive Incentive Compensation Plan, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 2, 2019 and incorporated herein by reference.

10.5*
Banc of California, Inc. Executive Change in Control Severance Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.6*	Registrant’s 2013 Omnibus Stock Incentive Plan, filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

10.7*
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

10.11*
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

10.13*
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

10.15*	Registrant’s 2018 Omnibus Stock Incentive Plan, included as an appendix to the Registrant’s definitive proxy statement filed on April 19, 2018 and incorporated herein by reference.

10.16*
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

10.27*
Form Director and Executive Officer Indemnification Agreement, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.28
Cooperation Agreement, dated as of February 8, 2017, by and between the Registrant and PL Capital Advisors, LLC, filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2017 and incorporated herein by reference.

10.29
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

101.0
The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

BANC OF CALIFORNIA, INC.

Date: March 1, 2022	/s/ Jared Wolff
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

Date: March 1, 2022	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer/Director (Principal Executive Officer)

Date: March 1, 2022	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2022	/s/ Diana Hanson
Diana Hanson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)

Date: March 1, 2022	/s/ Robert D. Sznewajs
Robert D. Sznewajs, Chairman of the Board of Directors

Date: March 1, 2022	/s/ James A. "Conan" Barker
James A. "Conan" Barker, Director

Date: March 1, 2022	/s/ Mary A. Curran
Mary A. Curran, Director

Date: March 1, 2022	/s/ Shannon F. Eusey
Shannon F. Eusey, Director

Date: March 1, 2022	/s/ Bonnie G. Hill
Bonnie G. Hill, Director

Date: March 1, 2022	/s/ Denis P. Kalscheur
Denis P. Kalscheur, Director

Date: March 1, 2022	/s/ Richard J. Lashley
Richard J. Lashley, Director

Date: March 1, 2022	/s/ Vania E. Schlogel
Vania E. Schlogel, Director

Date: March 1, 2022	/s/ Jonah F. Schnel
Jonah F. Schnel, Director

Date: March 1, 2022	/s/ Andrew Thau
Andrew Thau, Director

Date: March 1, 2022	/s/ W. Kirk Wycoff
W. Kirk Wycoff, Director