Form 10-Q
period 2022-03-31
BANC OF CALIFORNIA, INC.
filed 2022-05-09
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 5, 2022, the registrant had outstanding 60,912,972 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2022

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
iii.the risk that we will not be successful in the implementation of our capital utilization strategy, new lines of business, new products and services, or other strategic initiatives;
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
vii.changes in general economic conditions, either nationally or in our market areas, including any impact of supply chain disruptions, or changes in financial markets;
viii.changes in the interest rate environment and levels of general interest rates, including any anticipated increases by the FRB in its benchmark rate, the impacts of inflation, the relative differences between short- and long-term interest rates, deposit interest rates, and their impact on our net interest margin, tangible book value, and the cost of funding sources, including deposits;
ix.fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
x.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;
xi.results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, restrict our ability to invest in certain assets, increase our allowance for credit losses, write-down asset values, increase our capital levels, affect our ability to borrow funds or maintain or increase deposits, or impose fines, penalties or sanctions, any of which could adversely affect our liquidity and earnings;
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
xxvi.share price volatility and reputational risks, related to, among other things, speculative trading and certain traders shorting our common stock and attempting to generate negative publicity about us;
xxvii.our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or our bank subsidiary, or repurchases of our common or preferred stock; and
xxviii.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Further, statements about the potential effects of the Pacific Mercantile Bancorp acquisition on our business, financial results and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including (i) the risk that the benefits from the transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Banc of California, Inc. and Pacific Mercantile Bancorp operate; (ii) the ability to promptly and effectively integrate the businesses of Banc of California, Inc. and Pacific Mercantile Bancorp; (iii) diversion of management time on integration-related issues; (iv) lower than expected revenues, credit quality deterioration or a reduction in real estate values or a reduction in net earnings; and (v) other risks that are described in Banc of California, Inc.’s public filings with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$34,968	$41,729
Interest-earning deposits in financial institutions	219,273	186,394
Total cash and cash equivalents	254,241	228,123
Securities held-to-maturity, at amortized cost (fair value of $310,952 at March 31, 2022)	329,381	—
Securities available-for-sale, at fair value	898,775	1,315,703
Loans receivable	7,451,573	7,251,480
Allowance for loan losses	(93,226)	(92,584)
Loans receivable, net	7,358,347	7,158,896
Federal Home Loan Bank and other bank stock, at cost	51,456	44,632
Premises and equipment, net	109,593	112,868
Bank owned life insurance	124,516	123,720
Operating lease right-of-use assets	34,189	35,442
Investments in alternative energy partnerships, net	25,156	25,888
Deferred income taxes, net	51,516	50,774
Income tax receivable	1,045	7,952
Goodwill	95,127	94,301
Other intangible assets, net	4,990	6,411
Other assets	245,208	189,033
Total assets	$9,583,540	$9,393,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,958,632	$2,788,196
Interest-bearing deposits	4,521,069	4,651,239
Total deposits	7,479,701	7,439,435
Federal Home Loan Bank advances, net	556,374	476,059
Other borrowings	190,000	25,000
Long-term debt, net	274,468	274,386
Reserve for loss on repurchased loans	3,877	4,348
Operating lease liabilities	39,259	40,675
Accrued expenses and other liabilities	60,852	68,550
Total liabilities	8,604,531	8,328,453
Commitments and contingent liabilities
Preferred stock	—	94,956
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 64,633,226 shares issued and 62,077,312 shares outstanding at March 31, 2022; 64,599,170 shares issued and 62,188,206 shares outstanding at December 31, 2021	646	646
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at March 31, 2022 and at December 31, 2021	5	5
Additional paid-in capital	855,198	854,873
Retained earnings	187,457	147,894
Treasury stock, at cost (2,555,914 and 2,410,964 shares at March 31, 2022 and December 31, 2021)	(45,125)	(40,827)
Accumulated other comprehensive (loss) income, net	(19,172)	7,743
Total stockholders’ equity	979,009	1,065,290
Total liabilities and stockholders’ equity	$9,583,540	$9,393,743
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Interest and dividend income
Loans, including fees	$76,234	$73,605	$61,345
Securities	7,309	6,934	6,501
Other interest-earning assets	726	1,034	772
Total interest and dividend income	84,269	81,573	68,618
Interest expense
Deposits	1,388	2,072	4,286
Federal Home Loan Bank advances	2,953	2,977	3,112
Long-term debt and other interest-bearing liabilities	3,487	3,485	3,304
Total interest expense	7,828	8,534	10,702
Net interest income	76,441	73,039	57,916
(Reversal of) provision for credit losses	(31,542)	11,262	(1,107)
Net interest income after (reversal of) provision for credit losses	107,983	61,777	59,023
Noninterest income
Customer service fees	2,434	2,037	1,758
Loan servicing income	212	119	268
Income from bank owned life insurance	796	794	672
Net gain on sale of securities available-for-sale	16	—	—
Net gain on sale of loans	—	275	—
Other income	2,452	1,635	1,683
Total noninterest income	5,910	4,860	4,381
Noninterest expense
Salaries and employee benefits	28,987	27,811	25,719
Occupancy and equipment	7,855	7,855	7,196
Professional fees	2,907	3,921	4,022
Data processing	1,828	1,939	1,655
Regulatory assessments	775	1,040	774
Loss (gain) on investments in alternative energy partnerships	158	(1,220)	3,630
Reversal of provision for loan repurchases	(471)	(675)	(132)
Amortization of intangible assets	441	430	282
Merger-related costs	—	13,469	700
All other expense	4,116	3,557	2,889
Total noninterest expense	46,596	58,127	46,735
Income from operations before income taxes	67,297	8,510	16,669
Income tax expense	18,785	2,759	2,294
Net income	48,512	5,751	14,375
Preferred stock dividends	1,420	1,727	3,141
Income allocated to participating securities	—	—	62
Impact of preferred stock redemption	3,747	—	3,347
Net income available to common stockholders	$43,345	$4,024	$7,825
Earnings per common share:
Basic	$0.69	$0.07	$0.16
Diluted	$0.69	$0.07	$0.15
Earnings per class B common share:
Basic	$0.69	$0.07	$0.16
Diluted	$0.69	$0.07	$0.15
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Net income	$48,512	$5,751	$14,375
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities:
Unrealized loss arising during the period	(26,913)	(3,205)	(2,561)
Reclassification adjustment for gain included in net income	(11)	—	—
Total change in unrealized loss on available-for-sale securities	(26,924)	(3,205)	(2,561)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	9	—	—
Total other comprehensive loss	(26,915)	(3,205)	(2,561)
Comprehensive income	$21,597	$2,546	$11,814

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended March 31, 2022
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290
Comprehensive income:
Net income	—	—	—	—	48,512	—	—	48,512
Other comprehensive loss, net	—	—	—	—	—	—	(26,915)	(26,915)
Redemption of preferred stock	(94,956)	—	—	—	(3,747)	—	—	(98,703)
Purchase of 215,550 shares of treasury stock	—	—	—	—	—	(4,298)	—	(4,298)
Share-based compensation expense	—	—	—	1,285	—	—	—	1,285
Restricted stock surrendered due to employee tax liability	—	—	—	(960)	—	—	—	(960)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(30)	—	—	(30)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,752)	—	—	(3,752)
Preferred stock dividends	—	—	—	—	(1,420)	—	—	(1,420)
Balance at March 31, 2022	$—	$646	$5	$855,198	$187,457	$(45,125)	$(19,172)	$979,009

Three Months Ended March 31, 2021
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207
Comprehensive income:
Net income	—	—	—	—	14,375	—	—	14,375
Other comprehensive loss, net	—	—	—	—	—	—	(2,561)	(2,561)
Issuance of common stock	—	1	—	(1)	—	—	—	—
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of stock appreciation rights	—	3	—	(5,375)	—	—	—	(5,372)
Share-based compensation expense	—	—	—	1,544	—	—	—	1,544
Restricted stock surrendered due to employee tax liability	—	—	—	(1,328)	—	—	—	(1,328)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(29)	—	—	(29)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,033)	—	—	(3,033)
Preferred stock dividends	—	—	—	—	(3,141)	—	—	(3,141)
Balance at March 31, 2021	$94,956	$526	$5	$629,844	$115,004	$(40,827)	$5,185	$804,693

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$48,512	$14,375
Adjustments to reconcile net income to net cash provided by operating activities
Reversal of provision for credit losses	(31,542)	(1,107)
Reversal of provision for loan repurchases	(471)	(132)
Depreciation on premises and equipment	3,982	3,885
Amortization of intangible assets	441	282
Amortization of debt issuance costs	397	385
Net amortization of premium on securities	328	432
Net accretion of deferred loan costs and fees	(430)	(1,315)
Net amortization of premiums on purchased loans	846	426
Deferred income tax expense (benefit)	3,198	(845)
Bank owned life insurance income	(796)	(672)
Share-based compensation expense	1,285	1,544
Income from interest rate swaps	(102)	(271)
Loss on investments in alternative energy partnerships and affordable housing investments	1,704	4,812
Net gain on sale of securities available-for-sale	(16)	—
Gain on sale-leaseback of branch	(771)	—
Change in accrued interest receivable and other assets	(13,566)	4,990
Change in accrued interest payable and other liabilities	(7,734)	(2,886)
Net cash provided by operating activities	5,265	23,903

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	17,646	—
Proceeds from principal repayments of securities held-to-maturity and available-for-sale	8,074	9,378
Purchases of securities available-for-sale	(5,000)	(52,845)
Loan originations and principal collections, net	195,846	267,366
Purchases of loans	(364,371)	(132,866)
Purchases of Federal Home Loan Bank and other bank stock	(6,824)	(458)
Purchases of premises and equipment	(529)	(849)
Proceeds from sale-leaseback of branch	2,400	—
Funding of equity investments	(2,789)	(876)
Decrease in investments in alternative energy partnerships	574	538
Net cash (used in) provided by investing activities	(154,973)	89,388

Cash flows from financing activities:
Net increase in deposits	40,266	56,242
Net increase in short-term Federal Home Loan Bank advances	80,000	95,000
Net increase in other borrowings	165,000	—
Redemption of preferred stock	(98,703)	(93,269)
Purchase of treasury stock	(4,298)	—
Proceeds from exercise of stock options	—	300
Purchase of stock surrendered to pay tax liability	(960)	(6,700)
Dividends paid on preferred stock	(1,727)	(3,141)
Dividends paid on common stock	(3,752)	(3,033)
Net cash provided by financing activities	175,826	45,399
Net change in cash and cash equivalents	26,118	158,690
Cash and cash equivalents at beginning of period	228,123	220,819
Cash and cash equivalents at end of period	$254,241	$379,509

Supplemental cash flow information
Interest paid on deposits and borrowed funds	4,291	7,313
Income taxes paid	—	—

Supplemental disclosure of non-cash activities
Reclassification of securities available-for-sale to held-to-maturity	329,416	—
Operating lease right-of-use assets recognized	786	4,023
Operating lease liabilities recognized	786	4,023
Receivable on unsettled securities sales	28,500	—
Commitments to fund low income housing tax credit investments	2,000	—
Goodwill adjustments for purchase accounting	826	—

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2022

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 32 full-service branches located throughout Southern California as of March 31, 2022.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by us with the SEC. The December 31, 2021 consolidated statements of financial condition presented herein have been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation, including reclassification of (i) loans held for sale to other assets in the consolidated statement of financial condition, (ii) fair value adjustment for loans held-for-sale to other income, and (iii) advertising and promotion to all other expense in the accompanying consolidated statements of operations.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, except for the accounting for securities held-to-maturity, as described below.
Securities Held-to-Maturity. Securities held-to-maturity consist of debt securities that the Company has the positive intent and ability to hold to maturity. These securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Premiums and discounts are amortized or accreted over the life of the security as an adjustment to its yield using the interest method. Transfers of debt securities into the held-to-maturity portfolio are accounted for at fair value. The unrealized gain or loss at the date of transfer is recognized as part of the amortized cost of the transferred security. This amount, along with the unrealized gain or loss included in accumulated other comprehensive income, is amortized or accreted over the life of the security as an adjustment to its yield using the interest method.
Securities held-to-maturity are analyzed for credit losses under ASC 326, which requires the Company to determine whether any impairment exists as of the reporting date and, as applicable, whether that impairment is due to credit deterioration. An allowance for credit losses would be established for losses on held-to-maturity debt securities due to credit deterioration and would be recorded as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for credit losses (“ACL”) (which includes the allowance for loan losses (“ALL”) and the reserve for unfunded loan commitments), provision for credit losses, loan repurchase reserve, realization of deferred tax assets, valuation of goodwill and other intangible assets, valuation of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly complex and require judgment which may have a material effect on the consolidated financial statements.
Recent Accounting Guidance: In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. ASU 2022-02 is not expected to have a material effect on our consolidated financial statements.
Business Combination: On October 18, 2021, we completed our merger with Pacific Mercantile Bancorp (“PMB”), pursuant to which PMB merged with and into the Company, with the Company as the surviving corporation. PMB was the bank holding company of the wholly-owned Pacific Mercantile Bank, a California state chartered commercial bank headquartered in Costa Mesa, California and operated seven banking offices, including three full service branches, located throughout Southern California.
Under the terms and conditions of the merger, each outstanding share of PMB common stock, aggregating 23,713,417 shares, was converted into the right to receive 0.5 (the "Exchange Ratio") of a share of the Company's common stock. In addition, at the effective time of the merger, the Company paid $3.2 million in cash for all outstanding PMB share-based awards, including outstanding shares subject to unvested restricted stock awards. In the merger, the Company issued 11,856,713 shares of common stock with an estimated fair value of $222.2 million based upon the $18.74 closing price of the Company's common stock on October 18, 2021. Together with the $3.2 million of cash consideration, this resulted in an aggregate purchase price of $225.4 million. The operating results of PMB have been included since the date of acquisition and consequently, may impact the comparison of the financial results for the periods presented.
Goodwill in the amount of $58.0 million was recognized and represents the synergies and economies of scale expected from combining the operations of PMB with ours. Refer to Note 2 - Business Combinations in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC for further information.

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). We adhere to established processes to monitor the pricing services' assumptions and challenge the valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at March 31, 2022 or December 31, 2021.
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
Foreign Exchange Contracts.
We offer short-term foreign exchange contracts to customers to purchase and/or sell foreign currencies at set rates in the future. These products allow customers to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products, we also enter into offsetting back-to-back contracts with institutional counterparties to hedge our foreign exchange rate risk. These back-to-back contracts are intended to offset each other and allow us to offer our customers foreign exchange products. The fair value of both of these offsetting asset and liability instruments is based on the change in the underlying foreign exchange rate. We are subject to counterparty risk in the event our customers or institutional counterparties default under these contracts. Given the short-term nature of the contracts, the counterparties’ credit risks are considered nominal and typically result in no adjustments to the valuation of the short-term foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of these contracts is classified as Level 2.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets
Securities available-for-sale:
SBA loan pools securities	$13,810	$—	$13,810	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	11,733	—	11,733	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	166,215	—	166,215	—
Non-agency residential mortgage-backed securities	50,462	—	50,462	—
Collateralized loan obligations	487,973	—	487,973	—
Corporate debt securities	168,582	—	168,582	—
Derivative assets:
Interest rate swaps (1)	1,071	—	1,071	—
Foreign exchange contracts (1)	244	—	244	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	1,152	—	1,152	—
Foreign exchange contracts (2)	236	—	236	—

December 31, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$14,591	$—	$14,591	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	191,969	—	191,969	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	241,541	—	241,541	—
Municipal securities	119,015	—	119,015	—
Non-agency residential mortgage-backed securities	56,025	—	56,025	—
Collateralized loan obligations	518,964	—	518,964	—
Corporate debt securities	173,598	—	173,598	—
Derivative assets:
Interest rate swaps (1)	3,390	—	3,390	—
Foreign exchange contracts (1)	175	—	175	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	3,594	—	3,594	—
Foreign exchange contracts (2)	146	—	146	—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021.

Assets and Liabilities Measured on a Non-Recurring Basis
Individually Evaluated Loans: The fair value of individually evaluated loans with specific allocations of the ACL based on collateral values is generally based on recent real estate appraisals and automated valuation models (“AVMs”). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets
Collateral dependent loans:
Single family residential mortgage	$3,600	$—	$—	$3,600
Commercial and industrial	11,578	—	—	11,578
Other consumer	13	—	—	13
SBA	3,893	—	—	3,893

December 31, 2021
Assets
Collateral dependent loans:
Commercial and industrial	$12,272	$—	$—	$12,272
SBA	3,886	—	—	3,886

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Collateral dependent loans:
Single family residential mortgage	$(339)	$—
Commercial and industrial	(634)	18
SBA	26	(133)
Other consumer	(27)	—

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2022
Financial assets
Cash and cash equivalents	$254,241	$254,241	$—	$—	$254,241
Securities held-to-maturity	329,381	—	310,952	—	310,952
Securities available-for-sale	898,775	—	898,775	—	898,775
Federal Home Loan Bank and other bank stock	51,456	—	51,456	—	51,456
Loans receivable, net of allowance for credit losses	7,358,347	—	—	7,119,002	7,119,002
Accrued interest receivable	34,026	34,026	—	—	34,026
Derivative assets	1,315	—	1,315	—	1,315
Financial liabilities
Deposits	7,479,701	6,959,049	518,051	—	7,477,100
Advances from Federal Home Loan Bank	556,374	—	559,016	—	559,016
Other borrowings	190,000	—	190,028	—	190,028
Long-term debt	274,468	—	279,410	—	279,410
Derivative liabilities	1,388	—	1,388	—	1,388
Accrued interest payable	6,686	6,686	—	—	6,686

December 31, 2021
Financial assets
Cash and cash equivalents	$228,123	$228,123	$—	$—	$228,123
Securities available-for-sale	1,315,703	—	1,315,703	—	1,315,703
Federal Home Loan Bank and other bank stock	44,632	—	44,632	—	44,632
Loans receivable, net of allowance for credit losses	7,158,896	—	—	7,150,703	7,150,703
Accrued interest receivable	30,991	30,991	—	—	30,991
Derivative assets	3,565	—	3,565	—	3,565
Financial liabilities
Deposits	7,439,435	6,932,717	506,711	—	7,439,428
Advances from Federal Home Loan Bank	476,059	—	500,323	—	500,323
Other borrowings	25,000	—	25,000	—	25,000
Long-term debt	274,386	—	294,404	—	294,404
Derivative liabilities	3,740	—	3,740	—	3,740
Accrued interest payable	3,546	3,546	—	—	3,546

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,713	$—	$(7,832)	$145,881
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,464	—	(3,646)	57,818
Municipal securities	114,204	—	(6,951)	107,253
Total securities held-to-maturity	$329,381	$—	$(18,429)	$310,952
Securities available-for-sale:
SBA loan pool securities	$13,918	$—	$(108)	$13,810
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	12,084	—	(351)	11,733
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	170,827	438	(5,050)	166,215
Non-agency residential mortgage-backed securities	54,417	—	(3,955)	50,462
Collateralized loan obligations	492,775	—	(4,802)	487,973
Corporate debt securities	165,259	4,700	(1,377)	168,582
Total securities available-for-sale	$909,280	$5,138	$(15,643)	$898,775
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$14,679	$—	$(88)	$14,591
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,382	2,898	(1,311)	191,969
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	242,458	1,171	(2,088)	241,541
Municipal securities	117,913	2,641	(1,539)	119,015
Non-agency residential mortgage-backed securities	56,014	11	—	56,025
Collateralized loan obligations	521,275	—	(2,311)	518,964
Corporate debt securities	162,002	11,603	(7)	173,598
Total securities available-for-sale	$1,304,723	$18,324	$(7,344)	$1,315,703

During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which along with the related unrealized loss in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment over the remaining term of the securities.
At March 31, 2022, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations (“CLOs”), and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities held-to-maturity and available-for sale as of March 31, 2022 and December 31, 2021. Accrued interest receivable on debt securities held-to-maturity and available-for-sale totaled $6.0 million and $4.7 million at March 31, 2022 and December 31, 2021, and is included within other assets in the accompanying consolidated statements of financial condition.
At March 31, 2022 and December 31, 2021, there were no holdings of any one issuer, other than U.S. government agency and sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Gross realized gains	$209	$—
Gross realized losses	(193)	—
Net realized gains on sales and calls	$16	$—
Proceeds from sales and calls	$17,646	$—

Investment securities with carrying values of $28.8 million and $28.9 million as of March 31, 2022 and December 31, 2021, were pledged to secure FHLB advances, public deposits or for other purposes as required or permitted by law.
The following table summarizes the investment securities available-for-sale with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2022
Securities available-for-sale:
SBA loan pool securities	$—	$—	$13,810	$(108)	$13,810	$(108)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	11,733	(351)	—	—	11,733	(351)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	84,047	(2,866)	15,723	(2,184)	99,770	(5,050)
Non-agency residential mortgage-backed securities	50,462	(3,955)	—	—	50,462	(3,955)
Collateralized loan obligations	226,353	(1,147)	251,620	(3,655)	477,973	(4,802)
Corporate debt securities	46,123	(1,377)	—	—	46,123	(1,377)
Total securities available-for-sale	$418,718	$(9,696)	$281,153	$(5,947)	$699,871	$(15,643)

December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$—	$—	$14,591	$(88)	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	67,588	(1,311)	—	—	67,588	(1,311)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	85,290	(1,184)	17,754	(904)	103,044	(2,088)
Municipal securities	44,748	(919)	10,762	(620)	55,510	(1,539)
Collateralized loan obligations	81,962	(38)	253,002	(2,273)	334,964	(2,311)
Corporate debt securities	4,993	(7)	—	—	4,993	(7)
Total securities available-for-sale	$284,581	$(3,459)	$296,109	$(3,885)	$580,690	$(7,344)

At March 31, 2022, our securities available-for-sale portfolio consisted of 79 securities, of which 56 securities were in an unrealized loss position. At December 31, 2021, our securities available-for-sale portfolio consisted of 119 securities, of which 46 securities were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic, rising inflation and conflict between Russia and Ukraine. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of March 31, 2022, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating.
During the three months ended March 31, 2022 and 2021, there was no provision for credit losses related to securities held-to-maturity or available-for-sale.
The following table presents the amortized cost and fair value of the investment securities portfolio, based on the earlier of maturity dates or next repricing date, as of March 31, 2022:

	Held-to-Maturity		Available-for-Sale
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within one year	$—	$—	$600,944	$596,427
One to five years	—	—	162,258	163,524
Five to ten years	14,825	14,143	66,735	64,402
Greater than ten years	314,556	296,809	79,343	74,422
Total	$329,381	$310,952	$909,280	$898,775

The following table presents the fair value and weighted average yields using amortized cost, of the securities held-to-maturity portfolio as of March 31, 2022, based on the earlier of maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$145,881	2.69%	$145,881	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	57,818	2.64%	57,818	2.64%
Municipal securities	—	—%	—	—%	14,143	2.20%	93,110	2.68%	107,253	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$14,143	2.20%	$296,809	2.68%	$310,952	2.66%

The following table presents the fair value and weighted average yields using amortized cost, of the securities available-for-sale portfolio as of March 31, 2022, based on the earlier of maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$13,810	0.98%	$—	—%	$—	—%	$—	—%	$13,810	0.98%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	11,733	2.23%	—	—%	11,733	2.23%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	94,644	0.80%	9,923	1.98%	37,688	1.36%	23,960	1.74%	166,215	1.14%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	50,462	2.51%	50,462	2.51%
Collateralized loan obligations	487,973	1.87%	—	—%	—	—%	—	—%	487,973	1.87%
Corporate debt securities	—	—%	153,601	4.71%	14,981	5.73%	—	—%	168,582	4.80%
Total securities available-for-sale	$596,427	1.68%	$163,524	4.54%	$64,402	2.39%	$74,422	2.27%	$898,775	2.29%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Commercial:
Commercial and industrial(1)	$2,799,457	$2,668,984
Commercial real estate	1,163,381	1,311,105
Multifamily	1,397,761	1,361,054
SBA(2)	133,116	205,548
Construction	225,153	181,841
Consumer:
Single family residential mortgage	1,637,307	1,420,023
Other consumer	95,398	102,925
Total loans	$7,451,573	$7,251,480
Allowance for loan losses	(93,226)	(92,584)
Loans receivable, net	$7,358,347	$7,158,896
(1)Includes warehouse lending balances of $1.57 billion and $1.60 billion at March 31, 2022 and December 31, 2021.
(2)Includes 226 PPP loans totaling $58.3 million, net of unamortized loan fees totaling $203 thousand at March 31, 2022 and 397 PPP loans totaling $123.1 million, net of unamortized loan fees totaling $772 thousand at December 31, 2021.

The following table presents the balances of total loans as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Unpaid principal balance	$7,436,856	$7,245,952
Unamortized net premiums	25,696	18,005
Unamortized net deferred costs	832	819
Unamortized SBA PPP fees	(234)	(831)
Fair value adjustment(1)	(11,577)	(12,465)
Total loans	$7,451,573	$7,251,480
(1)Includes $9.6 million related to the PMB Acquisition, of which $4.3 million related to PCD loans at March 31, 2022. Includes $10.6 million related to the PMB Acquisition, of which $3.9 million related to PCD loans at December 31, 2021.

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
Substandard: Loans risk rated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk categories for total loans by class of loans and origination year as of March 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
March 31, 2022
Commercial:
Commercial and industrial
Pass	$57,130	$300,020	$74,250	$75,320	$81,579	$203,069	$1,865,584	$10,573	$2,667,525
Special mention	—	1,070	4,224	13,801	2,517	19,082	35,140	798	76,632
Substandard	—	—	1,637	15,278	10,330	3,856	21,819	2,380	55,300
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	57,130	301,090	80,111	104,399	94,426	226,007	1,922,543	13,751	2,799,457
Commercial real estate
Pass	90,570	386,465	66,308	131,716	165,035	296,892	6,587	68	1,143,641
Special mention	—	—	—	—	7,532	1,782	—	—	9,314
Substandard	—	—	—	503	—	9,007	916	—	10,426
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	90,570	386,465	66,308	132,219	172,567	307,681	7,503	68	1,163,381
Multifamily
Pass	141,872	410,193	169,678	283,990	129,384	213,799	4	—	1,348,920
Special mention	—	—	1,978	—	11,212	32,969	—	—	46,159
Substandard	—	—	—	—	—	2,682	—	—	2,682
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	141,872	410,193	171,656	283,990	140,596	249,450	4	—	1,397,761
SBA
Pass	—	55,111	13,474	7,407	1,481	32,976	856	174	111,479
Special mention	—	—	—	4,143	227	582	70	4	5,026
Substandard	—	—	4,725	—	389	10,064	598	835	16,611
Doubtful	—	—	—	—	—	—	—	—	—
SBA	—	55,111	18,199	11,550	2,097	43,622	1,524	1,013	133,116

Construction
Pass	33,862	80,317	31,154	26,873	17,365	25,428	—	—	214,999
Special mention	—	—	—	—	1,607	8,547	—	—	10,154
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	33,862	80,317	31,154	26,873	18,972	33,975	—	—	225,153
Consumer:
Single family residential mortgage
Pass	210,294	823,638	79,427	57,423	112,118	331,774	5,881	—	1,620,555
Special mention	—	224	1,635	—	905	1,752	—	—	4,516
Substandard	—	—	—	339	9,092	2,575	—	230	12,236
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	210,294	823,862	81,062	57,762	122,115	336,101	5,881	230	1,637,307
Other consumer
Pass	6,304	23,390	11,590	7,609	4,429	22,094	17,594	1,720	94,730
Special mention	—	—	—	3	—	24	63	—	90
Substandard	—	—	192	14	144	41	—	187	578
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	6,304	23,390	11,782	7,626	4,573	22,159	17,657	1,907	95,398
Total loans	$540,032	$2,080,428	$460,272	$624,419	$555,346	$1,218,995	$1,955,112	$16,969	$7,451,573

Total loans
Pass	$540,032	$2,079,134	$445,881	$590,338	$511,391	$1,126,032	$1,896,506	$12,535	$7,201,849
Special mention	—	1,294	7,837	17,947	24,000	64,738	35,273	802	151,891
Substandard	—	—	6,554	16,134	19,955	28,225	23,333	3,632	97,833
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$540,032	$2,080,428	$460,272	$624,419	$555,346	$1,218,995	$1,955,112	$16,969	$7,451,573

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2021
Commercial:
Commercial and industrial
Pass	$254,218	$81,177	$71,950	$78,461	$56,439	$110,490	$1,888,126	$9,679	$2,550,540
Special mention	1,206	5,971	13,721	835	7,272	9,846	20,460	6,348	65,659
Substandard	2	241	17,853	11,378	3,374	117	17,429	2,391	52,785
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	255,426	87,389	103,524	90,674	67,085	120,453	1,926,015	18,418	2,668,984
Commercial real estate
Pass	465,524	82,759	140,108	192,263	85,755	317,941	8,416	71	1,292,837
Special mention	—	—	—	1,925	—	2,920	—	—	4,845
Substandard	—	—	506	—	—	9,084	3,833	—	13,423
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	465,524	82,759	140,614	194,188	85,755	329,945	12,249	71	1,311,105
Multifamily
Pass	410,958	208,396	315,119	157,640	61,457	158,464	4	—	1,312,038
Special mention	—	1,988	—	11,261	—	33,065	—	—	46,314
Substandard	—	—	—	—	—	2,702	—	—	2,702
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	410,958	210,384	315,119	168,901	61,457	194,231	4	—	1,361,054
SBA
Pass	106,749	23,972	8,049	1,957	10,836	28,495	928	143	181,129
Special mention	—	1,586	3,618	236	—	596	—	4	6,040
Substandard	—	5,888	—	390	3,358	7,245	599	899	18,379
Doubtful	—	—	—	—	—	—	—	—	—
SBA	106,749	31,446	11,667	2,583	14,194	36,336	1,527	1,046	205,548

Construction
Pass	67,074	32,995	29,038	17,139	25,485	—	—	—	171,731
Special mention	—	—	—	1,607	—	8,503	—	—	10,110
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	67,074	32,995	29,038	18,746	25,485	8,503	—	—	181,841
Consumer:
Single family residential mortgage
Pass	713,844	96,339	67,075	140,329	88,123	277,247	12,828	—	1,395,785
Special mention	—	1,644	339	910	692	6,838	—	—	10,423
Substandard	—	—	—	11,005	975	1,601	—	234	13,815
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	713,844	97,983	67,414	152,244	89,790	285,686	12,828	234	1,420,023
Other consumer
Pass	26,179	13,556	8,891	5,265	9,038	15,951	21,327	2,331	102,538
Special mention	—	—	4	—	—	25	63	—	92
Substandard	—	61	14	148	46	26	—	—	295
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	26,179	13,617	8,909	5,413	9,084	16,002	21,390	2,331	102,925
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Total loans
Pass	$2,044,546	$539,194	$640,230	$593,054	$337,133	$908,588	$1,931,629	$12,224	$7,006,598
Special mention	1,206	11,189	17,682	16,774	7,964	61,793	20,523	6,352	143,483
Substandard	2	6,190	18,373	22,921	7,753	20,775	21,861	3,524	101,399
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
March 31, 2022
Commercial:
Commercial and industrial	1,255	3,157	8,770	13,182	2,786,275	2,799,457
Commercial real estate	—	—	916	916	1,162,465	1,163,381
Multifamily	781	—	—	781	1,396,980	1,397,761
SBA	198	—	14,748	14,946	118,170	133,116
Construction	—	—	—	—	225,153	225,153
Consumer:
Single family residential mortgage	19,970	967	9,431	30,368	1,606,939	1,637,307
Other consumer	593	146	65	804	94,594	95,398
Total	$22,797	$4,270	$33,930	$60,997	$7,390,576	$7,451,573

December 31, 2021
Commercial:
Commercial and industrial	9,342	1,351	9,503	20,196	2,648,788	2,668,984
Commercial real estate	—	—	—	—	1,311,105	1,311,105
Multifamily	786	—	—	786	1,360,268	1,361,054
SBA	987	2,360	15,941	19,288	186,260	205,548
Construction	—	—	—	—	181,841	181,841
Consumer:
Single family residential mortgage	24,867	—	7,076	31,943	1,388,080	1,420,023
Other consumer	449	—	89	538	102,387	102,925
Total	$36,431	$3,711	$32,609	$72,751	$7,178,729	$7,251,480

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	March 31, 2022		December 31, 2021
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$27,368	$8,154	$28,594	$9,137
Commercial real estate	916	916	—	—
SBA	15,381	10,201	16,653	11,443
Consumer:
Single family residential mortgage	10,345	6,416	7,076	7,076
Other consumer	519	504	235	235
Total nonaccrual loans	$54,529	$26,191	$52,558	$27,891

At March 31, 2022 and December 31, 2021, there were no loans that were past due 90 days or more and still accruing.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At March 31, 2022 and December 31, 2021, there was no other real estate owned. At March 31, 2022 and December 31, 2021, there was one and no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by the model provider during March 2022. The published forecasts consider rising inflation, higher oil prices, ongoing supply chain issues and the military conflict between Russia and Ukraine, among other factors, and while they reflect a less optimistic view of the economy as compared to the December 2021 forecasts, certain MEVs used in the model during the current quarter, such as California employment and the CRE price index, reflect improvements. Nonetheless, the ultimate pace of economic recovery remains uncertain and accordingly, the economic assumptions used in the model and the resulting ACL level and provision consider both the positive assumptions and potential uncertainties.
The ACL also incorporates qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better than or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.
The reserve for unfunded loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At March 31, 2022 and December 31, 2021, the reserve for unfunded loan commitments was $5.4 million and $5.6 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213
Loans charged off	(231)	—	(231)	(565)	—	(565)
Recoveries of loans previously charged off	32,215	—	32,215	172	—	172
Net recoveries (charge-offs)	31,984	—	31,984	(393)	—	(393)
(Reversal of) provision for credit losses	(31,342)	(200)	(31,542)	(1,284)	177	(1,107)
Balance at end of period	$93,226	$5,405	$98,631	$79,353	$3,360	$82,713

During the three months ended March 31, 2022, total recoveries included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. This recovery resulted in a reversal of provision for credit losses during the same period.

Accrued interest receivable on loans receivable, net totaled $27.5 million and $25.8 million at March 31, 2022 and December 31, 2021, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three months ended March 31, 2022:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended March 31, 2022:
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
Charge-offs	(182)	—	—	(13)	—	(10)	(26)	(231)
Recoveries	31,417	—	—	758	—	38	2	32,215
Net recoveries (charge-offs)	31,235	—	—	745	—	28	(24)	31,984
(Reversal of) provision for credit losses - loans	(24,825)	(5,237)	(2,556)	(721)	646	1,393	(42)	(31,342)
Balance at March 31, 2022	$39,967	$16,490	$15,337	$3,041	$6,268	$11,029	$1,094	$93,226

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three months ended March 31, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended March 31, 2021:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Charge-offs	(565)	—	—	—	—	—	—	(565)
Recoveries	45	—	—	126	—	—	1	172
Net (charge-offs) recoveries	(520)	—	—	126	—	—	1	(393)
(Reversal of) provision for credit losses - loans	(385)	(1,974)	1,372	180	(297)	(30)	(150)	(1,284)
Balance at March 31, 2021	$19,703	$17,100	$23,884	$3,451	$5,552	$9,161	$502	$79,353

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
Collateral dependent loans consisted of the following as of the dates indicated:

	March 31, 2022
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$14,439	$14	$4,499	—	$18,952
Commercial real estate	5,160	—	—	—	5,160
SBA	658	4,582	10,144	—	15,384
Consumer:
Single family residential mortgage	—	15,464	—	—	15,464
Other consumer	—	187	—	332	519
Total loans	$20,257	$20,247	$14,643	$332	$55,479

	December 31, 2021
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$13,518	$37	$4,776	$—	$18,331
SBA	689	4,458	11,511	—	16,658
Consumer:
Single family residential mortgage	—	14,012	—	—	14,012
Other consumer	—	—	—	235	235
Total loans	$14,207	$18,507	$16,287	$235	$49,236

Troubled Debt Restructurings
TDR loans consisted of the following as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Commercial:
Commercial and industrial	$20,281	$5,241
Commercial real estate	4,244	4,243
SBA	265	265
Consumer:
Single family residential mortgage	5,119	6,935
Total	$29,909	$16,684

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $664 thousand and $63 thousand at March 31, 2022 and December 31, 2021. Accruing TDRs were $14.9 million and nonaccrual TDRs were $15.1 million at March 31, 2022, compared to accruing TDRs of $12.5 million and nonaccrual TDRs of $4.1 million at December 31, 2021. The increase in TDRs during the three months ended March 31, 2022 was due to the modification of a non-performing PCD loan acquired in the PMB acquisition.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2022
Commercial:
Commercial and industrial(1)	1	$12,840	$12,840

March 31, 2021
Consumer:
Single family residential mortgage(1)	1	$1,800	$1,800
(1) Modifications during the three months ended March 31, 2022 and 2021 consisted of extensions of maturity.
We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three months ended March 31, 2022 and 2021, there were no loans that were modified as a TDR during the past 12 months that had subsequent payment defaults.

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. During the three months ended March 31, 2022, we purchased loans aggregating $364.4 million. During the three months ended March 31, 2021, we purchased loans aggregating $132.9 million.
There were no loans transferred from (to) loans held-for-sale and there were no sales of loans for the three months ended March 31, 2022 and 2021.

Non-Traditional Mortgage Loans (“NTM”)
As of March 31, 2022 and December 31, 2021, the NTM loans totaled $717.6 million, or 9.6% of total loans, and $635.3 million, or 8.8% of total loans, respectively. NTM loans are included in our SFR mortgage portfolio and are comprised of interest only loans and Green Loans.
We no longer originate SFR loans, however we have and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At March 31, 2022 and December 31, 2021, interest only loans totaled $706.9 million and $613.3 million. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At March 31, 2022 and December 31, 2021, Green Loans totaled $10.2 million and $21.5 million.
At March 31, 2022 and December 31, 2021, nonperforming NTM loans totaled zero and $4.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM first lien loans are LTV ratios and for Green Loans are FICO scores. At March 31, 2022, all of our $717.6 million NTM first lien portfolio had LTVs of 80% or less. At March 31, 2022, $6.4 million or 63% of our $10.2 million Green Loans first lien portfolio had FICO scores of 700 or greater.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At March 31, 2022 and December 31, 2021, we had goodwill of $95.1 million and $94.3 million. We evaluate goodwill for impairment as of October 1st each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2021 and determined that no goodwill impairment existed.
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Goodwill, beginning of period	$94,301	$37,144
Goodwill adjustments for purchase accounting	826	—
Goodwill, end of period	$95,127	$37,144
Accumulated impairment losses at end of period	$2,100	$2,100
During the three months ended March 31, 2022, goodwill was adjusted for final fair value and deferred tax adjustments related to the PMB acquisition.
Core deposit intangibles are amortized over their useful lives of ten years. As of March 31, 2022, the weighted average remaining amortization period for core deposit intangibles was approximately 7.7 years.
The following table presents changes in the carrying amount of intangible assets, net for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Core deposit intangibles:
Balance, beginning of period	$35,958	$30,904
Core deposit intangible adjustments for purchase accounting	(980)	—
Balance, end of period	34,978	30,904
Accumulated amortization:
Balance, beginning of period	29,547	28,271
Amortization of intangible assets	441	282
Balance, end of period	29,988	28,553
Intangible assets, net	$4,990	$2,351
The following table presents estimated future amortization expense of intangible assets, net as of March 31, 2022:

($ in thousands)	Remainder of 2022	2023	2024	2025	2026	2027 and After	Total
Estimated future amortization expense	$1,058	$1,092	$719	$420	$373	$1,328	$4,990

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Fixed rate:
Outstanding balance (1)	$411,000	$411,000
Interest rates ranging from	0.64%	0.64%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.53%	2.53%
Variable rate:
Outstanding balance	$150,000	$70,000
Weighted average interest rate	0.43%	0.20%
(1)Excludes $4.6 million and $4.9 million of unamortized debt issuance costs at March 31, 2022 and December 31, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At the end of the first quarter of 2022, FHLB advances included $150.0 million in overnight borrowings and $411.0 million in term advances with a weighted average life of 3.7 years and weighted average interest rate of 2.53%.
The Bank’s advances from the FHLB are collateralized by a blanket lien on all real estate loans. Our secured borrowing capacity with the FHLB totaled $1.88 billion, of which the Bank was eligible to borrow an additional $1.08 billion at March 31, 2022 based on qualifying loans with an aggregate unpaid principal balance of $2.44 billion as of that date.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million at March 31, 2022 and December 31, 2021.
At March 31, 2022, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (“Federal Reserve”) of $752.8 million, including the secured borrowing capacity through the Federal Reserve Discount Window and Borrower-in-Custody ("BIC") program. At March 31, 2022, the Bank has pledged certain qualifying loans with an unpaid principal balance of $1.09 billion and securities with a carrying value of $8.9 million as collateral for these lines of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under this arrangement for the three months ended March 31, 2022 and 2021.
The Bank’s investment in capital stock of the Federal Reserve totaled $34.2 million and $27.3 million at March 31, 2022 and December 31, 2021.
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at March 31, 2022. The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform (AFX). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $441.0 million at March 31, 2022 and December 31, 2021. Borrowings under the AFX totaled $170.0 million and $25.0 million at March 31, 2022 and December 31, 2021.
In December 2021, the holding company entered into a $50.0 million revolving line of credit, which matures on December 19, 2022. There were $20.0 million and zero in borrowings under this line of credit at March 31, 2022 and December 31, 2021. At March 31, 2022, we were in compliance with all covenants under our revolving line of credit.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at March 31, 2022 and December 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			March 31, 2022		December 31, 2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(975)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(2,084)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(3,059)	$277,527	$(3,141)

At March 31, 2022, we were in compliance with all covenants under our long-term debt agreements.

NOTE 8 – INCOME TAXES
For the three months ended March 31, 2022, income tax expense was $18.8 million, resulting in an effective tax rate of 27.9%. For the three months ended March 31, 2021, income tax expense was $2.3 million, resulting in an effective tax rate was 13.8%. The effective tax rate for the three months ended March 31, 2022 differs from the combined federal and state statutory rate for the consolidated company of 28.9% due primarily to various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate. The effective tax rate for the three months ended March 31, 2021 differs from the 28.9% combined federal and state statutory rate due primarily to the net tax benefit of $2.3 million from share-based awards, including the exercise of all previously issued outstanding stock appreciation rights in the first quarter of 2021 and various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $51.5 million and $50.8 million at March 31, 2022 and December 31, 2021.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $940 thousand and $925 thousand at March 31, 2022 and December 31, 2021, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of March 31, 2022, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $712 thousand.
At March 31, 2022 and December 31, 2021, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
During the three months ended March 31, 2022 and 2021, changes in fair value of interest rate swaps on loans and foreign exchange contracts were gains of $103 thousand and $271 thousand, and were included in other income on the consolidated statements of operations.
The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated.

	March 31, 2022		December 31, 2021
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps on loans	$49,807	$1,071	$58,834	$3,390
Foreign exchange contracts	6,540	244	4,725	175
Total	$56,347	$1,315	$63,559	$3,565
Derivative liabilities:
Interest rate swaps on loans	$49,807	$1,152	$58,834	3,594
Foreign exchange contracts	6,540	236	4,725	146
Total	$56,347	$1,388	$63,559	$3,740
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
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of March 31, 2022, 2,910,126 shares were available for future awards.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Restricted stock awards and units	$1,285	$1,544

Related tax benefits	$371	$455

Total stock-based compensation expense represents the cost of time-based and performance-based stock units and awards. At March 31, 2022, unrecognized compensation expense related to restricted stock awards and restricted stock units totaled $9.1 million and will be recognized over a weighted average remaining period of 2.6 years.

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
The following table presents unvested restricted stock awards and restricted stock units activity for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	649,010	$17.17
Granted (1)	270,567	$19.56
Vested (2)	(116,581)	$17.06
Forfeited (3)	(18,205)	$16.19
Outstanding at end of period	784,791	$18.08
(1)There were 69,125 performance-based shares/units included in shares granted for the three months ended March 31, 2022.
(2)There were zero performance-based shares/units included in vested shares for the three months ended March 31, 2022.
(3)The number of forfeited shares included aggregate performance-based shares/units of 9,428 for the three months ended March 31, 2022.

Stock Options
There were no stock options granted during the three months ended March 31, 2022. The following table represents stock option activity for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
($ in thousands except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	14,904	$13.05
Exercised	—	$—
Outstanding at end of period	14,904	$13.05	3.0 years	$94
Exercisable at end of period	14,904	$13.05	3.0 years	$94
There were no unvested stock options as of March 31, 2022 and December 31, 2021.
Stock Appreciation Rights
In the first quarter of 2021, all of our then outstanding stock appreciation rights (“SARs”) were fully exercised resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 8 - Income Taxes). There are no further outstanding SARs.

NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of our outstanding shares of preferred stock had a $1,000 per share liquidation preference.

The following table presents our total outstanding preferred stock as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series E 7.00% non-cumulative perpetual	—	—	—	98,702	98,702	94,956
Total	—	$—	$—	98,702	$98,702	$94,956

The following table summarizes repurchases of these depositary shares for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Series D Preferred Stock:
Depositary shares repurchased	—	3,730,767
Preferred Stock retired (shares)	—	93,269

Consideration paid	$—	$93,269
Carrying value	—	89,922
Impact of preferred stock redemption	$—	$3,347

Series E Preferred Stock:
Depositary shares repurchased	3,948,080	—
Preferred Stock retired (shares)	98,702	—

Consideration paid	$98,703	$—
Carrying value	94,956	—
Impact of preferred stock redemption	$3,747	$—

During the first quarter of 2022, we redeemed all of our outstanding Series E Depositary Shares, resulting in an after-tax charge of $3.7 million in the accompanying consolidated statements of operations. During the first quarter of 2021, we redeemed all of our outstanding Series D Depositary Shares, resulting in an after-tax charge of $3.3 million in the accompanying consolidated statements of operations.
Stock Repurchase Program
On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to $75 million of our common stock. The repurchase authorization expires in March 2023. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions
During the first quarter of 2022, common stock repurchased under the program totaled 215,550 shares at a weighted average price of $19.92. As of March 31, 2022, the Company had $70.7 million remaining under the current stock repurchase authorization.
Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of the tax effect as a component of stockholders' equity. Reclassifications from AOCI occur when a security is sold, called or matures and are recorded on the consolidated statements of operations either as a gain or loss. During the quarter ended March 31, 2022, we transferred certain AFS debt securities to HTM. The unrealized loss on such securities at the time of transfer continues to be reported in AOCI and is amortized over the remaining lift of the security as a yield adjustment. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Balance at beginning of period	$7,743	$7,746
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	(38,087)	(3,638)
Reclassification adjustment from other comprehensive income	(16)	—
Total unrealized loss on securities available-for-sale	(38,103)	(3,638)
Amortization of unrealized loss of available-for-sale securities transferred to held-to-maturity	87	—
Tax effect of current period changes	11,101	1,077
Total changes, net of taxes	(26,915)	(2,561)
Balance at end of period	$(19,172)	$5,185

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
Unconsolidated VIEs
Multifamily Securitization
During the third quarter of 2019, we transferred $573.5 million of multifamily loans, through a two-step process, to a third-party depositor which placed the multifamily loans into a third-party trust (a VIE) that issued structured pass-through certificates to investors. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860. We determined that we are not the primary beneficiary of this VIE as we do not have the power to direct the activities that will have the most significant economic impact on the entity, therefore we do not consolidate the securitization trust. Our continuing involvement in this securitization is limited to customary obligations associated with the securitization of loans, including the obligation to cure, repurchase, or substitute loans in the event of a material breach in representations. Additionally, we have the obligation to guarantee credit losses up to 12% of the aggregate unpaid principal balances at cut-off date of the securitization. This obligation is supported by a $68.8 million letter of credit between the Freddie Mac and the FHLB.
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At March 31, 2022, we have a $2.5 million repurchase reserve related to this VIE.
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

We use the Hypothetical Liquidation at Book Value ("HLBV") method to account for our investments in energy tax projects as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $25.2 million and $25.9 million at March 31, 2022 and December 31, 2021.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Fundings	$—	$—
Cash distribution from investment	574	538
Loss on investments in alternative energy partnerships	(158)	(3,630)
Income tax credits recognized	—	—
Tax benefit recognized from HLBV application	(46)	(992)

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Cash	$5,820	$4,227
Equipment, net of depreciation	244,299	246,421
Other assets	9,199	9,098
Total unconsolidated assets	$259,318	$259,746
Total unconsolidated liabilities	$12,087	$12,129
Maximum loss exposure	$25,156	$25,888

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $25.2 million, which is our recorded investment amount at March 31, 2022.
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
Capital Trusts - Trust Preferred Securities
In connection with our merger with PMB, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 7 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At March 31, 2022 and December 31, 2021, our investment in these grantor trusts, which is included in other assets in the consolidated balance sheets, totaled $527 thousand.
Qualified Affordable Housing Partnerships - Low Income Housing Tax Credits
We invest in limited partnerships that operate qualified affordable housing projects that qualify for low income housing tax credits (“LIHTC”). The returns on these investments are generated primarily through allocated Federal tax credits and other tax benefits. In addition, LIHTC investments contribute to our compliance with the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. As a result, we do not consolidate these partnerships.
The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	March 31, 2022	December 31, 2021
Ending balance(1)	$40,133	$38,982
Aggregate funding commitment	63,278	61,278
Total amount funded	52,119	51,014
Unfunded commitment	11,159	10,264
Maximum loss exposure	40,133	38,982
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our LIHTC investments for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Fundings	$1,105	$1,003
Proportional amortization recognized	1,546	1,182
Income tax credits recognized	1,373	1,116

NOTE 13 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings (loss) per common share ("EPS") for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
($ in thousands except per share data)	Common Stock	Class B Common Stock
Net income	$48,142	$370
Less: preferred stock dividends	(1,409)	(11)
Less: preferred stock redemption	(3,718)	(29)
Net income allocated to common stockholders	$43,015	$330

Weighted average common shares outstanding	62,129,129	477,321
Dilutive effects of restricted shares/units	294,432	—
Dilutive effects of stock options	5,121	—
Average shares and dilutive common shares	62,428,682	477,321

Basic earnings per common share	$0.69	$0.69
Diluted earnings per common share	$0.69	$0.69

For the three months ended March 31, 2022, there were 92,987 anti-dilutive restricted shares/units and no anti-dilutive stock options that were excluded from computing diluted earnings per common share.

The following table presents computations of basic and diluted EPS for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
($ in thousands except per share data)	Common Stock	Class B Common Stock
Net income	$14,239	$136
Less: income allocated to participating securities	(61)	(1)
Less: preferred stock dividends	(3,111)	(30)
Less: preferred stock redemption	(3,316)	(31)
Net income allocated to common stockholders	$7,751	$74

Weighted average common shares outstanding	49,873,576	477,321
Dilutive effects of stock units	391,206	—
Dilutive effects of stock options	8,419	—
Average shares and dilutive common shares	50,273,201	477,321

Basic earnings per common share	$0.16	$0.16
Diluted earnings per common share	$0.15	$0.15

For the three months ended March 31, 2021, there were 56,839 anti-dilutive restricted shares/units and no anti-dilutive stock options that were excluded from computing diluted earnings per common share.
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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	March 31, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$39,506	$148,930	$37,107	$136,921
Unused lines of credit	45,381	1,649,476	6,894	1,699,933
Letters of credit	2,809	5,299	2,553	5,617

Other Commitments
At March 31, 2022, we had unfunded commitments of $11.2 million, $7.3 million, and $8.1 million for LIHTC investments, Small Business Investment Company ("SBIC") investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Noninterest income
In scope of Topic 606
Deposit service fees	$1,654	$810
Debit card fees	453	387
Other	159	79
Noninterest income (in-scope of Topic 606)	2,266	1,276
Noninterest income (out-of-scope of Topic 606)	3,644	3,105
Total noninterest income	$5,910	$4,381

We do not typically enter into long-term revenue contracts with clients and as of March 31, 2022 and December 31, 2021, we did not have any significant contract balances within the scope of Topic 606. As of March 31, 2022, we did not capitalize any revenue contract acquisition costs.
Sale-leaseback Transaction: In January 2022, we completed a sale-leaseback transaction for one of our branch locations. We sold the branch for $2.4 million and recognized a gain of $771 thousand which is included in other income in the accompanying consolidated statements of operations.

NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2022, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

Transactions with Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s current or former directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
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
Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in an aggregate amount less than $120 thousand for each of the three months ended March 31, 2022 and 2021.

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

NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on March 31, 2022 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent to March 31, 2022, we repurchased 1,108,657 shares of common stock at a weighted average price of $18.68, or $20.7 million. Since the announcement of the stock repurchase program on March 15, 2022, we have repurchased 1,324,207 shares of common stock at a weighted average price of $18.88 per share, or $25.0 million.
There have been no other subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of March 31, 2022.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 32 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our over 670 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve their banking and financial needs. We continue to grow average loans and earning assets, improve our deposit mix, reduce our cost of deposits, and maintain disciplined expense control. Strong loan production helped to offset runoff in certain legacy areas of our portfolio. Our loan pipeline is steadily building which is expected to support continued loan and earning asset growth through the year, assuming improving economic trends continue.
On October 18, 2021, we announced the completion of our merger with Pacific Mercantile Bancorp. Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the first quarter of 2022, net income was $48.5 million and net income available to common stockholders was $43.3 million, or $0.69 per diluted common share. This compares to net income of $5.8 million and net income available to common stockholders of $4.0 million, or $0.07 per diluted common share, for the fourth quarter of 2021; and net income of $14.4 million and net income available to common stockholders of $7.8 million, or $0.15 per diluted common share for the first quarter of 2021. The first quarter of 2022 net income available to common stockholders included a $31.3 million pre-tax recovery from the settlement of a previously charged-off loan and a $3.7 million after-tax charge related to the redemption of Series E Preferred Stock. The fourth quarter of 2021 included $13.5 million of pre-tax merger costs and $11.3 million of provision for credit losses for the loans acquired in the Pacific Mercantile Bancorp (PMB) acquisition. The first quarter of 2021 included $700 thousand of pre-tax merger costs and a $3.3 million after-tax charge related to the redemption of Series D Preferred Stock.
Financial results for the first quarter of 2022 included:
•Return on average assets of 2.09%, up from 0.24% in the fourth quarter of 2021
•Pre-tax pre-provision return on average assets of 1.54%, up from 0.84% in the fourth quarter of 2021
•Adjusted pre-tax pre-provision return on average assets of 1.55%, up from 1.39% in the fourth quarter of 2021
•Net interest margin of 3.51%, an increase of 23 basis points from the fourth quarter of 2021
•Noninterest-bearing deposits represented 40% of total deposits at March 31, 2022, up from 28% a year earlier
•Average cost of total deposits of 0.08%, a 3 basis point decrease from the fourth quarter of 2021
•Redemption of all Series E Preferred Stock for total consideration of $98.7 million
•Repurchase of $4.3 million of common stock under a $75 million authorization announced on March 15, 2022
•Allowance for credit losses at 1.32% of total loans and 181% of non-performing loans
•Common Equity Tier 1 capital at 11.40%
COVID-19 Operational Update
The markets in which we operate are impacted by continuing uncertainty about the pace and strength of reopening and recovering from the COVID-19 pandemic. Despite the challenges created by the pandemic, we continue to execute on our strategic initiatives and the transformation of our balance sheet. We continue to operate 28 of our 32 branches as we temporarily closed some overlapping areas at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. We have adopted a hybrid workplace environment, allowing many of our employees outside of our branches the flexibility to continue to work remotely. We encourage our employees to get vaccinated and we continue to monitor all federal, state, and local laws to ensure we are in compliance with the latest health orders.

As of March 31, 2022, we have helped businesses through the funding of $411 million in PPP loans and continue to support our clients as we work with them through the forgiveness process. Prior to acquisition, PMB originated $390 million in PPP loans. At March 31, 2022, outstanding PPP loans totaled $58.3 million, net of fees, of which $13.9 million related to round one and $44.4 million related to round two of the SBA program.
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
For a discussion of the risk factors related to COVID-19, please refer to Part II, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

CRITICAL ACCOUNTING ESTIMATES
We follow accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified our most critical accounting policies and accounting estimates as: investment securities, allowance for credit losses, business combinations, valuation of acquired loans, goodwill and deferred income taxes. See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Unuadited) included in Item 1 for a description of these policies.
Investment Securities. Held-to-maturity debt securities are carried at amortized cost and available-for-sale debt securities are carried at fair value. These securities are analyzed for credit deterioration under ASC 326, which requires the Company to determine whether impairment exists as of the reporting date and whether that impairment is due to credit deterioration. An allowance for credit losses would be established for losses on held-to-maturity and available-for-sale debt securities due to credit losses and would be reported as a component of provision for credit losses.

The valuation of investment securities considers observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. All securities available-for-sale were classified as Level 2 at March 31, 2022 and December 31, 2021. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at March 31, 2022 and December 31, 2021.
The estimates used to determine the fair values of investment securities can be complex and require judgment. These critical estimates are difficult to predict and may result in credit losses in future periods if actual results materially differ from the estimated assumptions utilized in our valuation of these assets.
Allowance for Credit Losses (“ACL”). The ACL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses (“CECL”) in our loan portfolio. The ACL estimate is based on the accounting standard commonly known as CECL. Under the CECL method, pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. The allowance for loan losses includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including those described in the federal banking agencies' joint interagency policy statement on ALL. These factors include, among others, inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables; qualitative adjustments based on our evaluation of different forecast scenarios and known recent events impacting relevant economic variables; data factors that address the risk that certain model inputs may not reflect all available information including (i) risk factors that have not been fully addressed in internal risk ratings, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) imprecision in the risk rating system and (v) limitations in data available for certain loan portfolios. The ACL process also includes challenging and calibrating the model and model results against observed information, trends and events within the loan portfolio, among others. The ACL and provision for credit losses include amounts and changes from both the allowance for loan losses and the reserve for unfunded commitments.
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
Acquired Loans. At acquisition date, loans are evaluated to determine whether they meet the criteria of a purchased credit-deteriorated (“PCD”) loan. PCD loans are loans that in management's judgement have experienced more than insignificant deterioration in credit quality since origination. Factors that indicate a loan may have experienced more than insignificant credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the date of acquisition, an ACL is established with a corresponding increase to the overall acquired loan balance. This initial ACL is determined using the Company's current expected credit losses methodology.
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
Recent Accounting Pronouncements Not Yet Adopted
Our recent accounting pronouncements not yet adopted are described in Note 1 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 1 Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

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
Tangible assets, tangible equity, tangible common equity, tangible equity to tangible assets, tangible common equity to tangible assets, tangible common equity per share, return on average tangible common equity, adjusted noninterest expense, adjusted noninterest expense to average total assets, pre-tax pre-provision (PTPP) income, adjusted PTPP income, PTPP income (loss) ROAA, adjusted PTPP income ROAA, efficiency ratio, adjusted efficiency ratio, adjusted net income, adjusted net income available to common stockholders, adjusted diluted earnings per share (EPS) and adjusted return on average assets (ROAA) constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
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
PTPP income is calculated by adding net interest income and noninterest income (total revenue) and subtracting noninterest expense. Adjusted PTPP income is calculated by adding total revenue and subtracting adjusted noninterest expense. PTPP income ROAA is computed by dividing annualized PTPP income by average assets. Adjusted PTPP income ROAA is computed by dividing annualized adjusted PTPP income by average assets. Efficiency ratio is computed by dividing noninterest expense by total revenue. Adjusted efficiency ratio is computed by dividing adjusted noninterest expense by total revenue.
Adjusted net income is calculated by adjusting net income for tax-effected noninterest expense adjustments and the tax impact from the exercise of stock appreciation rights for the periods indicated. Adjusted ROAA is computed by dividing annualized adjusted net income by average assets. Adjusted net income available to common stockholders is computed by removing the impact of preferred stock redemptions from adjusted net income. Adjusted diluted earnings per share is computed by dividing adjusted net income available to common stockholders by the weighted average diluted common shares outstanding.
Management believes the presentation of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the financial results and operating performance of the Company. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

(Dollars in thousands, except per share data) (Unaudited)	March 31, 2022	December 31, 2021
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$9,583,540	$9,393,743
Less goodwill	(95,127)	(94,301)
Less other intangible assets	(4,990)	(6,411)
Tangible assets(1)	$9,483,423	$9,293,031

Total stockholders' equity	$979,009	$1,065,290
Less preferred stock	—	(94,956)
Total common stockholders' equity	$979,009	$970,334

Total stockholders' equity	$979,009	$1,065,290
Less goodwill	(95,127)	(94,301)
Less other intangible assets	(4,990)	(6,411)
Tangible equity(1)	878,892	964,578
Less preferred stock	—	(94,956)
Tangible common equity(1)	$878,892	$869,622

Total stockholders' equity to total assets	10.22%	11.34%
Tangible equity to tangible assets(1)	9.27%	10.38%
Tangible common equity to tangible assets(1)	9.27%	9.36%

Common shares outstanding	62,077,312	62,188,206
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	62,554,633	62,665,527

Book value per common share	$15.65	$15.48
Tangible common equity per common share(1)	$14.05	$13.88
(1)Non-GAAP measure.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2022	December 31, 2021	March 31, 2021
Return on tangible common equity
Average total stockholders' equity	$1,049,912	$1,035,782	$888,174
Less average preferred stock	(75,965)	(94,956)	(164,895)
Average total common stockholders' equity	973,947	940,826	723,279
Less average goodwill	(94,307)	(86,911)	(37,144)
Less average other intangible assets	(6,224)	(4,994)	(2,517)
Average tangible common equity(1)	$873,416	$848,921	$683,618

Net income available to common stockholders	$43,345	$4,024	$7,825
Add amortization of intangible assets	441	430	282
Less tax effect on amortization of intangible assets(2)	(93)	(90)	(59)
Net income available to common stockholders(1)	$43,693	$4,364	$8,048

Return on average equity	18.74%	2.20%	6.56%
Return on average tangible common equity(1)	20.29%	2.04%	4.77%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory Federal tax rate of 21%.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2022	December 31, 2021	March 31, 2021
Adjusted noninterest expense
Total noninterest expense	$46,596	$58,127	$46,735
Noninterest expense adjustments:
Professional recoveries (fees)	106	(642)	(721)
Merger-related costs	—	(13,469)	(700)
Noninterest expense adjustments before (loss) gain in alternative energy partnership investments	106	(14,111)	(1,421)
(Loss) gain in alternative energy partnership investments	(158)	1,220	(3,630)
Total noninterest expense adjustments	(52)	(12,891)	(5,051)
Adjusted noninterest expense(1)	$46,544	$45,236	$41,684

Average assets	$9,392,305	$9,331,955	$7,860,952
Noninterest expense to average total assets	2.01%	2.47%	2.41%
Adjusted noninterest expense to average total assets(1)	2.01%	1.92%	2.15%
(1)Non-GAAP measure.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2022	December 31, 2021	March 31, 2021
Adjusted pre-tax pre-provision income
Net interest income	$76,441	$73,039	$57,916
Noninterest income	5,910	4,860	4,381
Total revenue	82,351	77,899	62,297
Noninterest expense	46,596	58,127	46,735
Pre-tax pre-provision income(1)	$35,755	$19,772	$15,562

Total revenue	$82,351	$77,899	$62,297
Noninterest expense	46,596	58,127	46,735
Total noninterest expense adjustments	(52)	(12,891)	(5,051)
Adjusted noninterest expense(1)	46,544	45,236	41,684
Adjusted pre-tax pre-provision income(1)	$35,807	$32,663	$20,613

Average assets	$9,392,305	$9,331,955	$7,860,952
Pre-tax pre-provision income ROAA(1)	1.54%	0.84%	0.80%
Adjusted pre-tax pre-provision income ROAA(1)	1.55%	1.39%	1.06%
Efficiency ratio(1)	56.58%	74.62%	75.02%
Adjusted efficiency ratio(1)	56.52%	58.07%	66.91%
(1)Non-GAAP measure.

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Adjusted net income
Net income(1)(2)	$48,512	$5,751	$14,375
Adjustments:
Noninterest expense adjustments	52	12,891	5,051
Tax impact of adjustments above(3)	(15)	(3,811)	(1,493)
Tax impact from exercise of stock appreciation rights	—	—	(2,093)
Adjustments to net income	37	9,080	1,465
Adjusted net income(4)	$48,549	$14,831	$15,840

Average assets	$9,392,305	$9,331,955	$7,860,952
ROAA	2.09%	0.24%	0.74%
Adjusted ROAA(4)	2.10%	0.63%	0.82%

Adjusted net income available to common stockholders
Net income available to common stockholders	$43,345	$4,024	$7,825
Adjustments to net income	37	9,080	1,465
Adjustments for impact of preferred stock redemption	3,747	—	3,347
Adjusted net income available to common stockholders(4)	$47,129	$13,104	$12,637

Average diluted common shares	62,906,003	60,690,046	50,750,522
Diluted EPS	$0.69	$0.07	$0.15
Adjusted diluted EPS(4)(5)	$0.75	$0.22	$0.25
(1)Net income for the three months ended March 31, 2022 includes a $31.3 million pre-tax reversal of credit losses due to the recovery from the settlement of a previously charged-off loan; there is no similar recovery in any of the other periods presented. The Bank previously recognized a $35.1 million charge-off for this loan during the third quarter of 2019.
(2)Net income for the three months ended December 31, 2021 includes an $11.3 million pre-tax charge for the expected lifetime credit losses for non-purchased credit deteriorated loans acquired in the PMB Acquisition; there is no similar charge in any of the other periods presented.

(3)Tax impact of adjustments shown at an effective tax rate of 29.6%.
(4)Non-GAAP measure.
(5)Represents adjusted net income available to common stockholders divided by average diluted common shares.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)(2)	$7,262,774	$76,234	4.26%	$6,947,336	$73,605	4.20%	$5,784,041	$61,345	4.30%
Securities	1,292,079	7,309	2.29%	1,290,664	6,934	2.13%	1,236,138	6,501	2.13%
Other interest-earning assets (3)	265,339	726	1.11%	593,739	1,034	0.69%	336,443	772	0.93%
Total interest-earning assets	8,820,192	84,269	3.87%	8,831,739	81,573	3.66%	7,356,622	68,618	3.78%
Allowance for loan losses	(92,618)			(92,367)			(81,111)
BOLI and noninterest-earning assets (4)	664,731			592,583			585,441
Total assets	$9,392,305			$9,331,955			$7,860,952
Interest-bearing liabilities:
Interest-bearing checking	$2,409,262	641	0.11%	$2,461,397	693	0.11%	$2,140,314	901	0.17%
Savings and money market	1,673,244	510	0.12%	1,780,483	1,078	0.24%	1,654,525	2,390	0.59%
Certificates of deposit	508,244	237	0.19%	610,766	301	0.20%	720,180	995	0.56%
Total interest-bearing deposits	4,590,750	1,388	0.12%	4,852,646	2,072	0.17%	4,515,019	4,286	0.38%
FHLB advances	459,749	2,953	2.60%	407,122	2,977	2.90%	446,618	3,112	2.83%
Other borrowings	116,495	55	0.19%	27,300	7	0.10%	4,127	2	0.20%
Long-term debt	274,417	3,432	5.07%	270,879	3,478	5.09%	256,361	3,302	5.22%
Total interest-bearing liabilities	5,441,411	7,828	0.58%	5,557,947	8,534	0.61%	5,222,125	10,702	0.83%
Noninterest-bearing deposits	2,795,633			2,614,712			1,653,517
Noninterest-bearing liabilities	105,349			123,514			97,136
Total liabilities	8,342,393			8,296,173			6,972,778
Total stockholders’ equity	1,049,912			1,035,782			888,174
Total liabilities and stockholders’ equity	$9,392,305			$9,331,955			$7,860,952
Net interest income/spread		$76,441	3.29%		$73,039	3.05%		$57,916	2.95%
Net interest margin (5)			3.51%			3.28%			3.19%

Ratio of interest-earning assets to interest-bearing liabilities	162%			159%			141%
Total deposits(6)	7,386,383	1,388	0.08%	7,467,358	2,072	0.11%	6,168,536	4,286	0.28%
Total funding (7)	8,237,044	7,828	0.39%	8,172,659	8,534	0.41%	6,875,642	10,702	0.63%
(1)Includes average loans held for sale of $3.4 million, $3.3 million and $1.4 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively, which are included in other assets in the accompanying consolidated balance sheets.

(2)Total loans are net of deferred fees, related direct costs, premiums and discounts. Nonaccrual loans are included in the average balance. Interest income includes net accretion of deferred loan fees of $1.1 million, $1.6 million and $1.4 million and net amortization of premium on purchased loans of $(954) thousand, $(2.0) million and $(411) thousand for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $124.0 million, $121.2 million and $112.0 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021.
(5)Annualized net interest income divided by average interest-earning assets.
(6)Total deposits is the sum of interest-bearing deposits and noninterest-bearing deposits. The cost of total deposits is calculated as annualized total interest expense on deposits divided by average total deposits.
(7)Total funding is the sum of interest-bearing liabilities and noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021
Net interest income increased $3.4 million to $76.4 million for the first quarter due to higher yield on interest-earning assets and lower average balances and costs of interest-bearing liabilities, partially offset by lower average interest-earning assets and two less days during the quarter.

The net interest margin increased 23 basis points to 3.51% for the first quarter as the average interest-earning assets yield increased 21 basis points and the average cost of total funding decreased 2 basis points. The yield on average interest-earning assets increased to 3.87% for the first quarter from 3.66% for the fourth quarter due to the mix of interest-earning assets and higher yields on loan and securities. Average loans increased by $315.4 million from ongoing loan growth, including purchases during the quarter, and including the loans acquired in the PMB acquisition for a full quarter while other interest-earning assets decreased $328.4 million. The average yield on loans increased 6 basis points to 4.26% during the first quarter as a result of the portfolio mix. The loan yield includes the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest, accelerated discount accretion on the early payoff of purchased loans, and accelerated fees from PPP loan forgiveness; these items increased the loan yield by 12 basis points in both the first quarter and prior quarter.

The average cost of funds decreased 2 basis points to 0.39% for the first quarter from 0.41% for the fourth quarter. This decrease was driven by the lower average cost of interest-bearing liabilities due to an improved funding mix, including higher average noninterest-bearing deposits as a result of the PMB acquisition and growth from business development efforts. Average noninterest-bearing deposits represented 38% of total average deposits for the first quarter compared to 35% of total average deposits for the fourth quarter. Average noninterest-bearing deposits were $180.9 million higher in the first quarter compared to the fourth quarter while average deposits were $81.0 million lower for the linked quarters. Average Federal Home Loan Bank (FHLB) advances and other borrowings increased $141.8 million due mostly to higher overnight borrowings. The average cost of interest-bearing liabilities decreased 3 basis points to 0.58% for the first quarter from 0.61% for the fourth quarter due to the funding mix including the impact of including PMB's deposits for a full quarter. The average cost of interest-bearing deposits declined 5 basis points to 0.12% for the first quarter from 0.17% for the fourth quarter. The average cost of total deposits decreased 3 basis points to 0.08% for the first quarter. The spot rate of total deposits was 0.07% at the end of the first quarter.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net interest income for the first quarter of 2022 increased $18.5 million to $76.4 million from $57.9 million for the same 2021 period. Net interest income was positively impacted by a higher average interest-earning assets, a higher yield on such assets, and improved funding costs, offset by higher average interest-bearing liabilities.
The net interest margin increased 32 basis points to 3.51% for the first quarter of 2022 as the average interest-earning assets yield increased 9 basis points and the average cost of total funding decreased 24 basis points. The average yield on interest-earning assets increased to 3.87% for the first quarter of 2022 from 3.78% for the same 2021 period due to the mix of interest-earning assets, due in part to the acquisition of PMB, and higher yields on securities and other interest-earning assets. Average loans increased by $1.48 billion from ongoing loan growth and the loans acquired in the PMB acquisition. The average yield on loans decreased 4 basis points to 4.26% for the first quarter of 2022, compared to 4.30% for the same 2021 period. The loan yield includes the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest, accelerated discount accretion on the early payoff of purchased loans, and accelerated fees from PPP loan forgiveness; these items increased the loan yield by 12 basis points in the first quarter of 2022 compared to 13 basis points for same 2021 period.
The average cost of funds decreased 24 basis points to 0.39% for the first quarter of 2022, from 0.63% for the same 2021 period. This decrease was driven by the lower average cost of interest-bearing liabilities due to an improved funding mix, including higher average noninterest-bearing deposits as a result of the PMB acquisition and growth from business development efforts. Average noninterest-bearing deposits represented 38% of total average deposits for the first quarter of 2022, compared to 27% for the same 2021 period. Average noninterest-bearing deposits were $1.14 billion higher in the first quarter of 2022, compared to same 2021 period, while average deposits were $1.22 billion higher. Average Federal Home Loan Bank (FHLB) advances and other borrowings increased $125.5 million due mostly to higher overnight borrowings, offset by lower term advances. The average cost of interest-bearing liabilities decreased 25 basis points to 0.58% for the first quarter of 2022 from 0.83% for the same 2021 period due to the funding mix including the impact of including deposits from the PMB acquisition. The average cost of interest-bearing deposits declined 26 basis points to 0.12% for the first quarter of 2022, from 0.38% for the same 2021 period while the average cost of total deposits decreased 20 basis points to 0.08% for the first quarter of 2022, compared to 0.28% for the same 2021 period.

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

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate
Interest and dividend income:
Total loans	$15,467	$(578)	$14,889
Securities	304	504	808
Other interest-earning assets	(180)	134	(46)
Total interest and dividend income	$15,591	$60	$15,651
Interest expense:
Interest-bearing checking	$98	$(358)	$(260)
Savings and money market	(382)	(1,498)	(1,880)
Certificates of deposit	(234)	(524)	(758)
FHLB advances	93	(252)	(159)
Other borrowings	53	—	53
Long-term debt	227	(97)	130
Total interest expense	(145)	(2,729)	(2,874)
Net interest income	$15,736	$2,789	$18,525

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended
($ in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
(Reversal of) provision for loan losses	$(31,342)	$10,890	$(1,284)
(Reversal of) provision for credit losses - unfunded loan commitments	(200)	372	177
Total (reversal of) provision for credit losses	$(31,542)	$11,262	$(1,107)

Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021
The provision for credit losses was a reversal of $31.5 million for the first quarter, compared to a charge of $11.3 million for the fourth quarter. The first quarter reversal of credit losses included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. The fourth quarter of 2021 provision charge was due primarily to the initial charge for the non-purchased credit deteriorated loans acquired in the PMB acquisition.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The provision for credit losses was a reversal of $31.5 million for the first quarter of 2022, compared to $1.1 million for the same 2021 period. The first quarter reversal of credit losses included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. The reversal of credit losses in the first quarter of 2021 was due primarily to improvements in key macro-economic forecast variables, such as unemployment and gross domestic product, consideration of credit quality metrics, and lower period end loan balances compared to December 31, 2020.

See further discussion in "Allowance for Credit Losses."

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Customer service fees	$2,434	$2,037	$1,758
Loan servicing income	212	119	268
Income from bank owned life insurance	796	794	672
Net gain on sale of securities available-for-sale	16	—	—
Net gain on sale of loans	—	275	—
Other income	2,452	1,635	1,683
Total noninterest income	$5,910	$4,860	$4,381

Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021
Noninterest income increased $1.1 million to $5.9 million for the first quarter due mostly to higher customer service fees and all other income, offset by lower net gains on the sale of loans. The $397 thousand increase in customer service fees was due mostly to including PMB's operations for a full quarter. The $817 thousand increase in all other income was due mostly to a $771 thousand gain related to a sale-leaseback transaction.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Noninterest income for the first quarter of 2022 increased $1.5 million to $5.9 million compared to the same 2021 period due mostly to an increase in customer services fees and other income. The $676 thousand increase in customer services fees was due mostly to higher average deposit balances from the PMB acquisition. The $769 thousand increase in other income was due mostly to the aforementioned gain related to the sale-leaseback transaction.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Salaries and employee benefits	$28,987	$27,811	$25,719
Occupancy and equipment	7,855	7,855	7,196
Professional fees	2,907	3,921	4,022
Data processing	1,828	1,939	1,655
Regulatory assessments	775	1,040	774
Reversal of provision for loan repurchases	(471)	(675)	(132)
Amortization of intangible assets	441	430	282
Merger-related costs	—	13,469	700
All other expense	4,116	3,557	2,889
Noninterest expense before loss (gain) on investments in alternative energy partnerships	46,438	59,347	43,105
Loss (gain) on investments in alternative energy partnerships	158	(1,220)	3,630
Total noninterest expense	$46,596	$58,127	$46,735

Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021
Noninterest expense decreased $11.5 million to $46.6 million for the first quarter compared to the prior quarter. The decrease was due mostly to lower merger-related costs of $13.5 million, offset by higher net loss in alternative energy partnership investments of $1.4 million and an increase in salaries and employee benefits of $1.2 million. The increase in salaries and employee benefits is attributed to including PMB operations for a full quarter and higher taxes and benefits typical of the first quarter. Professional fees included net recoveries of indemnified legal expenses of $106 thousand in the first quarter compared to net expenses of $642 thousand during the fourth quarter.

Total operating costs, defined as noninterest expense adjusted for certain expense items (refer to section Non-GAAP Measures), increased $1.3 million to $46.5 million for the first quarter compared to $45.2 million for the prior quarter. This increase is due mostly to higher salaries and benefits of $1.2 million and all other expense of $559 thousand as a result of higher payroll-related items typical of the first quarter and including PMB's operations for a full quarter.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Noninterest expense was $46.6 million for the first quarter of 2022, a decrease of $139 thousand from $46.7 million for the comparable 2021 period. The decrease was mainly due to (i) lower professional fees of $1.1 million, due to overall reductions in indemnified legal fees, net of recoveries, for resolved legal proceedings and various other litigations, (ii) lower loss on alternative energy partnerships of $3.5 million from decreased loss sharing allocations and (iii) lower merger-related costs of $700 thousand resulting from completion of the PMB acquisition, offset by (iv) higher salaries and employee benefits of $3.3 million, occupancy and equipment of $659 thousand, and all other expense of $1.2 million due mainly to the PMB acquisition.

Income Tax Expense
For the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, income tax expense was $18.8 million, $2.8 million, and $2.3 million, resulting in an effective tax rate of 27.9%, 32.4% and 13.8%, respectively. The decrease in the effective tax rate during the first quarter of 2022 was due mostly to the fourth quarter of 2021 including the impact of the PMB acquisition on our annual effective tax rate. The effective tax rate for 2022 is expected to be similar to the effective income tax rate for the first quarter.
The 13.8% effective tax rate for the first quarter of 2021 included a $2.1 million tax benefit from the exercise of all previously issued outstanding stock appreciation rights, which lowered the effective tax rate by 12.6%.

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
Investment Securities Held-to-Maturity
Securities held-to-maturity totaled $329.4 million at March 31, 2022 and included $215.2 million in agency securities and $114.2 million in municipal securities. During the first quarter of 2022, we transferred certain longer-duration fixed-rate mortgage-backed securities and municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to lower the adverse impact rising interest rates may have on the fair value of such securities. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which along with the related unrealized loss in accumulated other comprehensive income, will be amortized into interest income as a yield adjustment over the remaining term of the securities.
The following table presents the amortized cost and fair value of investment securities held-to-maturity as of the dates

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,713	$145,881	$(7,832)	$—	$—	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,464	57,818	(3,646)	—	—	—
Municipal securities	114,204	107,253	(6,951)	—	—	—
Total securities held-to-maturity	$329,381	$310,952	$(18,429)	$—	$—	$—

Investment Securities Available-for-Sale
The following table presents the amortized cost and fair value of the investment securities available for sale portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$13,918	$13,810	$(108)	$14,679	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	12,084	11,733	(351)	190,382	191,969	1,587
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	170,827	166,215	(4,612)	242,458	241,541	(917)
Municipal securities	—	—	—	117,913	119,015	1,102
Non-agency residential mortgage-backed securities	54,417	50,462	(3,955)	56,014	56,025	11
Collateralized loan obligations	492,775	487,973	(4,802)	521,275	518,964	(2,311)
Corporate debt securities	165,259	168,582	3,323	162,002	173,598	11,596
Total securities available-for-sale	$909,280	$898,775	$(10,505)	$1,304,723	$1,315,703	$10,980

Securities available-for-sale were $898.8 million at March 31, 2022, a decrease of $416.9 million, or 31.7%, from $1.32 billion at December 31, 2021. The decrease was mainly due to the aforementioned transfer of certain securities to the held-to-maturity portfolio, collateralized loan obligation (CLO) payoffs of $28.5 million, principal payments of $8.0 million, sales of $17.6 million and higher unrealized net losses of $21.5 million, offset by purchases of $5.0 million. The higher net unrealized losses were due mostly to the impact of increases in longer-term market interest rates on the value of each class of securities.
During the first quarter of 2022, increases in market interest rates resulted in higher net unrealized losses in our securities portfolio and stockholders’ equity. As market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. To this end, we may have further net unrealized losses on our securities classified as available–for-sale, which would negatively affect our total and tangible stockholders’ equity.
CLOs totaled $488.0 million and $519.0 million and were all AAA and AA rated at March 31, 2022 and December 31, 2021. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
We did not record credit impairment for any investment securities for the three months ended March 31, 2022 or 2021. We monitor our securities portfolio to ensure it has adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of March 31, 2022, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at March 31, 2022, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of March 31, 2022, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and credit market conditions.

The following table presents the fair values and weighted average yields using amortized cost, of the securities held-to-maturity portfolio as of March 31, 2022, based on the earlier of maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$145,881	2.69%	$145,881	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	57,818	2.64%	57,818	2.64%
Municipal securities	—	—%	—	—%	14,143	2.20%	93,110	2.68%	107,253	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$14,143	2.20%	$296,809	2.68%	$310,952	2.66%

The following table presents the fair values and weighted average yields using amortized cost, of the securities available-for-sale portfolio as of March 31, 2022, based on the earlier of maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$13,810	0.98%	$—	—%	$—	—%	$—	—%	$13,810	0.98%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	11,733	2.23%	—	—%	11,733	2.23%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	94,644	0.80%	9,923	1.98%	37,688	1.36%	23,960	1.74%	166,215	1.14%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	50,462	2.51%	50,462	2.51%
Collateralized loan obligations	487,973	1.87%	—	—%	—	—%	—	—%	487,973	1.87%
Corporate debt securities	—	—%	153,601	4.71%	14,981	5.73%	—	—%	168,582	4.80%
Total securities available-for-sale	$596,427	1.68%	$163,524	4.54%	$64,402	2.39%	$74,422	2.27%	$898,775	2.29%

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021	Amount Change	Percentage Change
Commercial:
Commercial and industrial(1)	$2,799,457	$2,668,984	$130,473	4.9%
Commercial real estate	1,163,381	1,311,105	(147,724)	(11.3)%
Multifamily	1,397,761	1,361,054	36,707	2.7%
SBA(2)	133,116	205,548	(72,432)	(35.2)%
Construction	225,153	181,841	43,312	23.8%
Total commercial loans	5,718,868	5,728,532	(9,664)	(0.2)%
Consumer:
Single family residential mortgage	1,637,307	1,420,023	217,284	15.3%
Other consumer	95,398	102,925	(7,527)	(7.3)%
Total consumer loans	1,732,705	1,522,948	209,757	13.8%
Total loans(3)	7,451,573	7,251,480	200,093	2.8%
Allowance for loan losses	(93,226)	(92,584)	(642)	0.7%
Total loans receivable, net	$7,358,347	$7,158,896	$199,451	2.8%
(1)Includes warehouse lending balances of $1.57 billion and $1.60 billion at March 31, 2022 and December 31, 2021.
(2)Includes 226 PPP loans totaling $58.3 million, net of unamortized loan fees totaling $203 thousand at March 31, 2022 and 397 PPP loans totaling $123.1 million, net of unamortized loan fees totaling $772 thousand at December 31, 2021.
(3)Total loans include net deferred loan origination costs (fees), purchased premiums (discounts), and fair value allocations of premiums (discounts) totaling $14.7 million and $5.5 million at March 31, 2022 and December 31, 2021.

Gross loans increased $200.1 million to $7.45 billion from December 31, 2021 due to loan fundings of $968.0 million, including single-family residential purchases of $364.4 million. During the first quarter, $150.1 million of owner-occupied commercial real estate loans acquired in the PMB acquisition were moved to the other commercial and industrial category from the commercial real estate category. SBA loans decreased by $72.4 million due mostly from the SBA processing forgiveness requests. At March 31, 2022, SBA loans included $58.3 million of PPP loans, net of fees of $203 thousand, compared to $123.1 million, net of fees of $772 thousand at December 31, 2021.
Total commercial loans, excluding PPP loans and warehouse lending, increased $83.0 million, or 8.3% on an annualized basis during the first quarter.
We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. As of March 31, 2022, loans secured by residential real estate (single-family, multifamily, single-family construction, and warehouse lending credit facilities) represent approximately 65% of our total loans outstanding.

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

The following table presents the risk categories for total loans by class of loans as of March 31, 2022 and December 31, 2021:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Commercial:
Commercial and industrial	$2,667,525	$76,632	$55,300	$—	$2,799,457
Commercial real estate	1,143,641	9,314	10,426	—	1,163,381
Multifamily	1,348,920	46,159	2,682	—	1,397,761
SBA	111,479	5,026	16,611	—	133,116
Construction	214,999	10,154	—	—	225,153
Consumer:
Single family residential mortgage	1,620,555	4,516	12,236	—	1,637,307
Other consumer	94,730	90	578	—	95,398
Total	$7,201,849	$151,891	$97,833	$—	$7,451,573

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial:
Commercial and industrial	$2,550,540	$65,659	$52,785	$—	$2,668,984
Commercial real estate	1,292,837	4,845	13,423	—	1,311,105
Multifamily	1,312,038	46,314	2,702	—	1,361,054
SBA	181,129	6,040	18,379	—	205,548
Construction	171,731	10,110	—	—	181,841
Consumer:
Single family residential mortgage	1,395,785	10,423	13,815	—	1,420,023
Other consumer	102,538	92	295	—	102,925
Total	$7,006,598	$143,483	$101,399	$—	$7,251,480

Loans risk rated special mention increased $8.4 million to $151.9 million at March 31, 2022 compared to $143.5 million at December 31, 2021 due mostly to downgrades of certain commercial and industrial and commercial real estate loans, primarily offset by loan upgrades or loan payoffs within the single family residential, and SBA portfolios. Loans risk rated substandard decreased $3.6 million to $97.8 million at March 31, 2022 compared to $101.4 million at December 31, 2021 due mostly to the pay off or upgrade of certain loans in all loan categories except commercial and industrial and other consumer loans. There were no loans risk rated doubtful at March 31, 2022 and December 31, 2021.

The commercial and industrial ("C&I") portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The C&I industry concentrations in dollars and as a percentage of total outstanding C&I loan balances are summarized below:

	March 31, 2022
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and Insurance - Warehouse Lending	$1,574,549	56%
Real Estate and Rental Leasing	270,333	10%
Finance and Insurance - Other	128,758	5%
Manufacturing	118,912	4%
Healthcare	92,615	3%
Wholesale Trade	75,066	3%
Gas Stations	70,038	3%
Other Retail Trade	59,758	2%
Professional Services	56,073	2%
Construction	46,431	2%
Television / Motion Pictures	39,184	1%
Food Services	37,409	1%
Transportation	21,233	1%
Accommodations	9,031	—%
All Other	200,067	7%
Total	$2,799,457	100%

Non-Traditional Mortgage Portfolio ("NTM")
We no longer originate SFR loans, however we have and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan.
As of March 31, 2022 and December 31, 2021, the NTM loans totaled $717.6 million, or 9.6% of total loans, and $635.3 million, or 8.8% of total loans, respectively. These SFR loans are comprised of interest only loans and Green Loans. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At March 31, 2022 and December 31, 2021, interest only loans totaled $706.9 million and $613.3 million. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At March 31, 2022 and December 31, 2021, Green Loans totaled $10.2 million and $21.5 million.
The total NTM portfolio increased by $82.3 million, or 13.0% during the three months ended March 31, 2022. The increase was primarily due to loan purchases, offset by principal paydowns and payoffs.
At March 31, 2022 and December 31, 2021, nonperforming NTM loans totaled zero and $4.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also regularly monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM loans are LTV ratios and FICO scores. At March 31, 2022, all of our $717.6 million NTM first lien portfolio had LTVs of 80% or less. At March 31, 2022, $6.4 million or 63% of our $10.2 million Green Loans first lien portfolio had FICO scores of 700 or greater.

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Nonaccrual loans	54,529	52,558	1,971	3.8%
Total nonperforming loans	54,529	52,558	1,971	3.8%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$54,529	$52,558	$1,971	3.8%
Performing restructured loans (1)	$14,850	$12,538	$2,312	18.4%
Nonaccrual loans to total loans	0.73%	0.72%
Nonperforming loans to total loans	0.73%	0.72%
Total nonperforming assets to total assets	0.57%	0.56%
ALL to nonperforming loans	170.97%	176.16%
ACL to nonperforming loans	180.88%	186.82%
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

Additional interest income of approximately $696 thousand would have been recorded during the three months ended March 31, 2022, had these loans been paid in accordance with their original terms throughout the periods indicated.

Non-performing loans increased $2.0 million to $54.5 million as of March 31, 2022, of which $19.5 million, or 36%, relates to loans in a current payment status. The increase was due mostly to additions of $9.4 million, offset by $1.0 million in loans returning to accrual status and $6.4 million in payoffs, paydowns, and charge-offs. Of the $9.4 million of loans placed on non-accrual status, $7.2 million, related to SFR loans.

At March 31, 2022, non-performing loans included (i) a $12.6 million commercial and industrial loan acquired in the PMB acquisition, (ii) SBA PPP loans of $4.4 million and other SBA loans totaling $11.0 million, of which $13.1 million is guaranteed, (iii) SFR loans totaling $10.3 million, and (iv) other commercial loans of $15.7 million.

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
At March 31, 2022 and December 31, 2021, we had 19 and 18 loans classified as TDRs, with an aggregate balance of $29.9 million and $16.7 million. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the three months ended March 31, 2022 was due mostly to modifying the $12.6 million non-performing commercial and industrial loan acquired in the PMB acquisition.
At March 31, 2022, of the 19 loans classified as TDRs, 13 loans totaling $14.9 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2021, of the 18 loans classified as TDRs, 11 loans totaling $12.5 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.

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

Allowance for Credit Losses (ACL)
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including MEVs released by the model provider during March 2022. The published forecasts consider rising inflation, higher oil prices, ongoing supply chain issues and the military conflict between Russia and Ukraine, among other factors, and while they reflect a less optimistic view of the economy as compared to the December 2021 forecasts, certain MEVs used in the model during the current quarter, such as California employment and the CRE price index, reflect improvements. Nonetheless, the ultimate pace of economic recovery remains uncertain and accordingly, the economic assumptions used in the model and the resulting ACL level and provision consider both the positive assumptions and potential uncertainties.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.
The ACL, which includes the reserve for unfunded loan commitments, totaled $98.6 million, or 1.32% of total loans, at March 31, 2022, compared to $98.2 million, or 1.35% of total loans, at December 31, 2021. The $442 thousand increase in the ACL was due primarily to: (i) higher specific reserves of $744 thousand and (ii) other net recoveries of $642 thousand (excluding the $31.3 million recovery) offset by (iii) a $944 thousand reduction in general reserves from changes in portfolio mix, improved MEVs used for model purposes, the general credit quality of the portfolio, and lower unfunded commitments, offset by overall loan growth. The $31.3 million recovery from the settlement of a loan previously charged-off in 2019 also resulted in a reversal of provision for credit losses and therefore had no net impact on the ACL. The ACL coverage of non-performing loans was 181% at March 31, 2022 compared to 187% at December 31, 2021.
The reserve for unfunded loan commitments was established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2020
Allowance for credit losses:
Allowance for loan losses (ALL)	$93,226	$92,584
Reserve for unfunded loan commitments	5,405	5,605
Total allowance for credit losses (ACL)	$98,631	$98,189

ALL to total loans	1.25%	1.28%
ACL to total loans	1.32%	1.35%
ACL to total loans, excluding PPP loans	1.33%	1.39%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213
Loans charged off	(231)	—	(231)	(565)	—	(565)
Recoveries of loans previously charged off	32,215	—	32,215	172	—	172
Net recoveries (charge-offs)	31,984	—	31,984	(393)	—	(393)
(Reversal of) provision for credit losses	(31,342)	(200)	(31,542)	(1,284)	177	(1,107)
Balance at end of period	$93,226	$5,405	$98,631	$79,353	$3,360	$82,713

The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net charge-offs to average loans by loan class for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022			2021
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$31,235	$2,632,387	4.75%	$(520)	$1,949,138	(0.11)%
Commercial real estate	—	1,322,949	—%	—	868,874	—%
Multifamily	—	1,339,067	—%	—	1,282,838	—%
SBA	745	116,154	2.57%	126	272,356	0.19%
Construction	—	188,795	—%	—	170,797	—%
Consumer:
Single family residential mortgage	28	1,562,478	0.01%	—	1,210,105	—%
Other consumer	(24)	97,516	(0.10)%	1	28,520	0.01%
Total loans	$31,984	$7,259,346	1.76%	$(393)	$5,782,628	(0.03)%
Net recoveries were $32.0 million during the first quarter of 2022, compared to net charge-offs of $393 thousand during the comparable 2021 period. The increase in net recoveries between periods was mainly due to a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.

The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	March 31, 2022			December 31, 2021
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$39,967	$2,799,457	37.5%	$33,557	$2,668,984	36.8%
Commercial real estate	16,490	1,163,381	15.6%	21,727	1,311,105	18.1%
Multifamily	15,337	1,397,761	18.8%	17,893	1,361,054	18.8%
SBA	3,041	133,116	1.8%	3,017	205,548	2.8%
Construction	6,268	225,153	3.0%	5,622	181,841	2.5%
Consumer:
Single family residential mortgage	11,029	1,637,307	22.0%	9,608	1,420,023	19.6%
Other consumer	1,094	95,398	1.3%	1,160	102,925	1.4%
Total	$93,226	$7,451,573	100.0%	$92,584	$7,251,480	100.0%

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
The following table presents the activity related to our investment in alternative energy partnerships for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Balance at beginning of period	$25,888	$27,977
Cash distribution from investments	(574)	(538)
Gain (loss) on investments using HLBV method	(158)	(3,630)
Balance at end of period	$25,156	$23,809
Unfunded equity commitments at end of period	$—	$—

Our most recent investment in alternative energy partnerships totaling $3.6 million occurred in March 2020.

During the three months ended March 31, 2022 and 2021, we recognized losses on investment of $158 thousand and $3.6 million. From an income tax benefits perspective, we recognized no investment tax credits during these periods; however, we recorded income tax benefit related to these investments of $46 thousand and $992 thousand for the three months ended March 31, 2022 and 2021.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2022		December 31, 2021
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,958,632	39.6%	$2,788,196	37.5%	$170,436
Interest-bearing demand deposits	2,395,329	32.0%	2,393,386	32.2%	1,943
Savings and money market accounts	1,605,088	21.4%	1,751,135	23.5%	(146,047)
Certificates of deposit of $250,000 or less	261,229	3.5%	285,768	3.8%	(24,539)
Certificates of deposit of more than $250,000	259,423	3.5%	220,950	3.0%	38,473
Total deposits	$7,479,701	100.0%	$7,439,435	100.0%	$40,266

Total deposits were $7.5 billion at March 31, 2022, an increase of $40.3 million, or 0.5%, from $7.4 billion at December 31, 2021 due mostly to higher noninterest-bearing checking balances of $170.4 million, offset by lower savings and money market balances of $146.0 million. Noninterest-bearing deposits totaled $2.96 billion and represented 39.6% of total deposits at March 31, 2022 compared to $2.79 billion and 37.5% at December 31, 2021.
Brokered deposits were $10.0 million at March 31, 2022 and December 31, 2021.
The following table presents the scheduled maturities of certificates of deposit as of March 31, 2022:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$85,582	$72,892	$67,789	$34,966	$261,229
Certificates of deposit of more than $250,000	185,919	34,133	31,393	7,978	259,423
Total certificates of deposit	$271,501	$107,025	$99,182	$42,944	$520,652

Borrowings
We utilize FHLB advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintain additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
During the three months ended March 31, 2022, FHLB advances increased $80.3 million, or 16.9%, to $556.4 million, net of unamortized debt issuance costs of $4.6 million, as of March 31, 2022, due to an increase in overnight borrowings of $80.0 million.
At March 31, 2022, FHLB advances included $150.0 million in overnight borrowings and $411.0 million in term advances with a weighted average life of 3.7 years and weighted average interest rate of 2.53%.
We did not utilize repurchase agreements at March 31, 2022 or December 31, 2021.
The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at March 31, 2022.
The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform ("AFX"). The availability of such unsecured borrowings fluctuates regularly, is subject to the counterparties discretion and totaled $441.0 million at March 31, 2022 and December 31, 2021. Borrowings under the AFX totaled $170.0 million and $25.0 million at March 31, 2022 and December 31, 2021.
The holding company maintains a $50.0 million revolving line of credit, which matures on December 19, 2022. Borrowings under the line of credit totaled $20.0 million and zero at March 31, 2022 and December 31, 2021. The line of credit is subject to certain operational and financial covenants and we were in compliance with these covenants at March 31, 2022.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

			March 31, 2022		December 31, 2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(975)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(2,084)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(3,059)	$277,527	$(3,141)

At March 31, 2022, we were in compliance with all covenants under our long-term debt agreements.

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

The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for its lending and investment activities and to enhance its interest rate risk and liquidity risk management. At March 31, 2022, we had available unused secured borrowing capacities of $1.08 billion from the FHLB and $752.8 million through the Federal Reserve Bank's Discount Window and Borrower-in-Custody (“BIC”) programs. At March 31, 2022 and December 31, 2021, FHLB advances totaled $556.4 million and $476.1 million, net of unamortized debt issuance costs of $4.6 million and $4.9 million. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under the FRB's Discount Window and BIC programs at March 31, 2022 and December 31, 2021. At March 31, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $1.09 billion and securities with a carrying value of $8.9 million as collateral for these FRB programs. The Bank may also utilize securities sold under repurchase agreements to leverage its capital base and while it maintains repurchase agreements, there were none outstanding at March 31, 2022 and December 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and our pledging additional investment securities. The Bank had unpledged securities held-to-maturity and available-for-sale aggregating $1.20 billion at March 31, 2022.
In addition, the Bank has additional sources of secondary liquidity through pre-established unsecured fed funds lines with correspondent banks, pre-approved unsecured overnight borrowing lines with various financial institutions through the AFX platform, and our ability to obtain brokered deposits. The availability of unsecured borrowings through the AFX platform fluctuates regularly and is subject to the counterparties' discretion and totaled $441.0 million at March 31, 2022. Borrowings under the AFX platform totaled $170.0 million and $25.0 million at March 31, 2022 and December 31, 2021. At March 31, 2022, the Bank had $210.0 million in pre-established unsecured federal funds lines of credit with correspondent banks. There were no borrowings with these correspondent banks at March 31, 2022 and December 31, 2021.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the three months ended March 31, 2022, there were $16.0 million of dividends paid by the Bank to Banc of California, Inc. At March 31, 2022, Banc of California, Inc. had $26.6 million in cash, all of which was on deposit at the Bank.
On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to $75 million of our common stock. The repurchase authorization expires in March 2023. During the first quarter of 2022, common stock repurchased under the program totaled 215,550 shares at a weighted average price of $19.92. As of March 31, 2022, the Company had $70.7 million remaining under the current stock repurchase authorization.
On March 15, 2022 we redeemed all outstanding Series E Preferred Stock, and the corresponding depositary shares, each representing a 1/40th interest in a share of the Series E Preferred Stock. The redemption price for the Series E Preferred Stock was $1,000 per share (equivalent to $25 per Series E Depositary Share). Upon redemption, the Series E Preferred Stock and the Series E Depositary Shares were no longer outstanding and all rights with respect to such stock and depositary shares ceased and terminated, except the right to payment of the redemption price. Also upon redemption, the Series E Depositary Shares were delisted from trading on the New York Stock Exchange. The $3.7 million difference between the consideration paid and the $95.0 million aggregate carrying value of the Series E Preferred Stock was reclassified to retained earnings and resulted in a decrease to net income allocated to common stockholders
On a consolidated basis, cash and cash equivalents totaled $254.2 million, or 2.7% of total assets at March 31, 2022. This compared to $228.1 million, or 2.4% of total assets, at December 31, 2021. The $26.1 million increase was due mainly to (i) net income of $48.5 million generated during the year, (ii) a $245.0 million increase in FHLB advances and other borrowings, (iii) a $40.3 million increase in deposits, and (iv) net investment securities inflows of $20.7 million from repayments, net of securities purchases, offset by (iv) net loan outflows of $168.5 million from originations net of repayments and loan purchases, (v) a $98.7 million decrease due to the redemption of Series E Preferred Stock, (vi) a $5.5 million decrease from payments of common and preferred dividends, and (vii) a $4.3 million decrease from repurchases of common stock.

In December 2021, the holding company entered into a $50.0 million revolving line of credit. The line of credit matures on December 19, 2022. We have the option to pay interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. At March 31, 2022, there were $20.0 million in borrowings under this line of credit.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of March 31, 2022. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic may negatively affect our business, financial condition, liquidity, capital and results of operations.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of March 31, 2022:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
Commitments to extend credit	$188,436	$23,878	$140,451	$6,380	$17,727
Unused lines of credit	1,694,857	1,401,159	164,497	90,623	38,578
Standby letters of credit	8,108	7,457	150	501	—
Total commitments	$1,891,401	$1,432,494	$305,098	$97,504	$56,305
FHLB advances	$561,000	$150,000	$—	$411,000	$—
Other borrowings	190,000	190,000	—	—	—
Long-term debt	277,527	—	—	175,000	102,527
Operating and capital lease obligations	40,314	8,957	16,357	10,246	4,754
Certificates of deposit	520,652	477,708	40,096	2,848	—
Total contractual obligations	$1,589,493	$826,665	$56,453	$599,094	$107,281

At March 31, 2022, we had unfunded commitments of $11.2 million, $7.3 million, and $8.1 million for LIHTC investments, SBIC investments, and other investments, respectively.

Capital
In order to maintain adequate levels of capital, we continuously assess projected sources and uses of capital to support projected asset growth, operating needs and credit risk. We consider, among other things, earnings generated from operations and access to capital from financial markets. In addition, we perform capital stress tests on an annual basis to assess the impact of adverse changes in the economy on our capital base. During the first quarter of 2022, increases in market interest rates resulted in higher net unrealized losses in our securities portfolio and stockholders’ equity. As market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. To this end, we may have further net unrealized losses on our securities classified as available–for-sale, which would negatively affect our total and tangible stockholders’ equity.
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

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Banc of California, Inc.
Total risk-based capital	$1,090,964	13.79%	$632,953	8.00%	N/A	N/A
Tier 1 risk-based capital	902,320	11.40%	474,715	6.00%	N/A	N/A
Common equity tier 1 capital	902,320	11.40%	356,036	4.50%	N/A	N/A
Tier 1 leverage	902,320	9.72%	371,488	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,238,026	15.66%	$632,590	8.00%	$790,738	10.00%
Tier 1 risk-based capital	1,149,825	14.54%	474,443	6.00%	632,590	8.00%
Common equity tier 1 capital	1,149,825	14.54%	355,832	4.50%	513,979	6.50%
Tier 1 leverage	1,149,825	12.38%	371,468	4.00%	464,335	5.00%
December 31, 2021
Banc of California, Inc.
Total risk-based capital	$1,140,480	14.98%	$609,062	8.00%	N/A	N/A
Tier 1 risk-based capital	955,747	12.55%	456,796	6.00%	N/A	N/A
Common equity tier 1 capital	860,841	11.31%	342,597	4.50%	N/A	N/A
Tier 1 leverage	955,747	10.37%	368,610	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,195,050	15.71%	$608,740	8.00%	$760,925	10.00%
Tier 1 risk-based capital	1,110,767	14.60%	456,555	6.00%	608,740	8.00%
Common equity tier 1 capital	1,110,767	14.60%	342,416	4.50%	494,601	6.50%
Tier 1 leverage	1,110,767	12.06%	368,306	4.00%	460,382	5.00%
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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, any near term dividend by the Bank will require OCC approval. During the three months ended March 31, 2022, the Bank paid $16.0 million dividends to Banc of California, Inc.
During the three months ended March 31, 2022, we declared and paid dividends on our common stock of $0.06 per share totaling $3.8 million in addition to dividends on our preferred stock totaling $1.7 million.

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
At March 31, 2022, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Bank’s economic value of equity at March 31, 2022 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
March 31, 2022
+200 bps	$1,770,887	$94,459	5.6%	$332,445	$11,671	3.6%
+100 bps	1,730,858	54,430	3.2%	326,704	5,930	1.8%
0 bps	1,676,428			320,774
-100 bps	1,590,425	(86,003)	(5.1)%	311,686	(9,088)	(2.8)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
We believe we are very well positioned to benefit from a potential cycle of rising interest rates. Due to the transformation of the franchise to our relationship-based banking model, with higher percentages of noninterest-bearing deposits and variable rate commercial loans, our one year gap ratio, which compares the percentage of earning assets that are scheduled to mature or reprice within one year to the percentage of rate sensitive term liabilities that are scheduled to mature or reprice within one year, has steadily increased. At March 31, 2022, our one year gap ratio stood at 35%. This is one measure of asset sensitivity and with a significant increase in this ratio, we expect to see some expansion in our net interest margin as short-term rates increase.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2022 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, and taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations.
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From January 1, 2022 to January 31, 2022	100	$19.62	—	$—
From February 1, 2022 to February 28, 2022	310	$19.59	—	$—
From March 1, 2022 to March 31, 2022	265,340	$19.77	215,550	$70,707
Total	265,750	$19.77	215,550

Preferred Stock (Depositary Shares):
From January 1, 2022 to January 31, 2022	3,948,080	$25.00	—	—
From February 1, 2022 to February 28, 2022	—	$—	—	—
From March 1, 2022 to March 31, 2022	—	$—	—	—
Total	3,948,080	$25.00	—	—
During the three months ended March 31, 2022, purchases of shares of common stock related to shares purchased under our stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
On March 15, 2022, we announced a repurchase program of up to $75 million of our common stock. The repurchase authorization expires in March 2023. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions.
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
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 9, 2022	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2022	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2022	/s/ Diana Hanson
Diana Hanson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)