Form 10-Q
period 2022-06-30
BANC OF CALIFORNIA, INC.
filed 2022-08-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 4, 2022, the registrant had outstanding 59,502,549 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2022

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
vii.changes in general economic conditions, either nationally or in our market areas, including any impact of supply chain disruptions, or changes in financial markets, and the risk of recession;
viii.changes in the interest rate environment and levels of general interest rates, including the recent and anticipated increases by the FRB in its benchmark rate, the impacts of inflation, the relative differences between short- and long-term interest rates, deposit interest rates, and their impact on our net interest margin, tangible book value, and the cost of funding sources;
ix.fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
x.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;
xi.results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, restrict our ability to invest in certain assets, increase our allowance for credit losses, result in write-downs of asset values, increase our capital levels, affect our ability to borrow funds or maintain or increase deposits, or impose fines, penalties or sanctions, any of which could adversely affect our liquidity and earnings;
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
xxvii.our ability to obtain regulatory approvals or non-objection to take various capital actions, including the payment of dividends by us or our bank subsidiary, or repurchases of our common stock; and
xxviii.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$43,736	$41,729
Interest-earning deposits in financial institutions	199,328	186,394
Total cash and cash equivalents	243,064	228,123
Securities held-to-maturity, at amortized cost (fair value of $285,672 at June 30, 2022)	329,272	—
Securities available-for-sale, at fair value	865,435	1,315,703
Loans receivable	7,451,264	7,251,480
Allowance for loan losses	(93,793)	(92,584)
Loans receivable, net	7,357,471	7,158,896
Federal Home Loan Bank and other bank stock, at cost	51,489	44,632
Premises and equipment, net	108,523	112,868
Bank owned life insurance	125,326	123,720
Operating lease right-of-use assets	32,632	35,442
Investments in alternative energy partnerships, net	23,531	25,888
Deferred income taxes, net	54,455	50,774
Income tax receivable	4,563	7,952
Goodwill	95,127	94,301
Other intangible assets, net	4,677	6,411
Other assets	206,548	189,033
Total assets	$9,502,113	$9,393,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,826,599	$2,788,196
Interest-bearing deposits	4,732,084	4,651,239
Total deposits	7,558,683	7,439,435
Federal Home Loan Bank advances, net	511,695	476,059
Other borrowings	98,000	25,000
Long-term debt, net	274,587	274,386
Reserve for loss on repurchased loans	3,222	4,348
Operating lease liabilities	37,500	40,675
Accrued expenses and other liabilities	69,296	68,550
Total liabilities	8,552,983	8,328,453
Commitments and contingent liabilities
Preferred stock	—	94,956
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 64,725,426 shares issued and 59,985,736 shares outstanding at June 30, 2022; 64,599,170 shares issued and 62,188,206 shares outstanding at December 31, 2021	647	646
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at June 30, 2022 and at December 31, 2021	5	5
Additional paid-in capital	856,079	854,873
Retained earnings	210,471	147,894
Treasury stock, at cost (4,739,690 and 2,410,964 shares at June 30, 2022 and December 31, 2021)	(84,013)	(40,827)
Accumulated other comprehensive (loss) income, net	(34,059)	7,743
Total stockholders’ equity	949,130	1,065,290
Total liabilities and stockholders’ equity	$9,502,113	$9,393,743
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Interest and dividend income
Loans, including fees	$78,895	$76,234	$61,900	$155,129	$123,245
Securities	8,124	7,309	6,986	15,433	13,487
Other interest-earning assets	1,399	726	791	2,125	1,563
Total interest and dividend income	88,418	84,269	69,677	172,687	138,295
Interest expense
Deposits	3,180	1,388	3,543	4,568	7,829
Federal Home Loan Bank advances	3,114	2,953	2,944	6,067	6,056
Long-term debt and other interest-bearing liabilities	3,825	3,487	3,343	7,312	6,647
Total interest expense	10,119	7,828	9,830	17,947	20,532
Net interest income	78,299	76,441	59,847	154,740	117,763
(Reversal of) provision for credit losses	—	(31,542)	(2,154)	(31,542)	(3,261)
Net interest income after (reversal of) provision for credit losses	78,299	107,983	62,001	186,282	121,024
Noninterest income
Customer service fees	2,578	2,434	1,990	5,012	3,748
Loan servicing income	109	212	38	321	306
Income from bank owned life insurance	810	796	690	1,606	1,362
Net gain on sale of securities available-for-sale	—	16	—	16	—
Other income	3,689	2,452	725	6,141	2,836
Total noninterest income	7,186	5,910	3,443	13,096	8,252
Noninterest expense
Salaries and employee benefits	28,264	28,987	25,042	57,251	50,761
Occupancy and equipment	7,876	7,855	7,277	15,731	14,473
Professional fees	4,107	2,907	1,749	7,014	5,771
Data processing	1,782	1,828	1,621	3,610	3,276
Regulatory assessments	1,021	775	769	1,796	1,543
Loss (gain) on investments in alternative energy partnerships	1,043	158	(829)	1,201	2,801
Reversal of provision for loan repurchases	(490)	(471)	(99)	(961)	(231)
Amortization of intangible assets	313	441	282	754	564
Merger-related costs	—	—	700	—	1,400
All other expense	4,696	4,116	3,320	8,812	6,637
Total noninterest expense	48,612	46,596	39,832	95,208	86,995
Income from operations before income taxes	36,873	67,297	25,612	104,170	42,281
Income tax expense	10,161	18,785	6,562	28,946	8,856
Net income	26,712	48,512	19,050	75,224	33,425
Preferred stock dividends	—	1,420	1,727	1,420	4,868
Income allocated to participating securities	—	—	—	—	122
Impact of preferred stock redemption	—	3,747	—	3,747	3,347
Net income available to common stockholders	$26,712	$43,345	$17,323	$70,057	$25,088
Earnings per common share:
Basic	$0.44	$0.69	$0.34	$1.13	$0.50
Diluted	$0.43	$0.69	$0.34	$1.13	$0.49
Earnings per class B common share:
Basic	$0.44	$0.69	$0.34	$1.13	$0.50
Diluted	$0.44	$0.69	$0.34	$1.13	$0.50
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Net income	$26,712	$48,512	$19,050	$75,224	$33,425
Other comprehensive (loss)/income, net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(15,113)	(26,913)	9,555	(42,026)	6,994
Reclassification adjustment for gain included in net income	—	(11)	—	(11)	—
Total change in unrealized (loss) gain on available-for-sale securities	(15,113)	(26,924)	9,555	(42,037)	6,994
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	226	9	—	235	—
Total other comprehensive (loss)/income	(14,887)	(26,915)	9,555	(41,802)	6,994
Comprehensive income	$11,825	$21,597	$28,605	$33,422	$40,419

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended June 30, 2022
Balance at March 31, 2022	$—	$646	$5	$855,198	$187,457	$(45,125)	$(19,172)	$979,009
Comprehensive income:
Net income	—	—	—	—	26,712	—	—	26,712
Other comprehensive loss, net	—	—	—	—	—	—	(14,887)	(14,887)
Issuance of common stock	—	1	—	(1)	—	—	—	—
Purchase of 2,113,176 shares of treasury stock	—	—	—	—	—	(38,888)	—	(38,888)
Share-based compensation expense	—	—	—	1,482	—	—	—	1,482
Restricted stock surrendered due to employee tax liability	—	—	—	(600)	—	—	—	(600)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(30)	—	—	(30)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,668)	—	—	(3,668)
Preferred stock dividends	—	—	—	—	—	—	—	—
Balance at June 30, 2022	$—	$647	$5	$856,079	$210,471	$(84,013)	$(34,059)	$949,130

Three Months Ended June 30, 2021
Balance at March 31, 2021	$94,956	$526	$5	$629,844	$115,004	$(40,827)	$5,185	$804,693
Comprehensive income:
Net income	—	—	—	—	19,050	—	—	19,050
Other comprehensive gain, net	—	—	—	—	—	—	9,555	9,555
Issuance of common stock	—	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	—	1,338	—	—	—	1,338
Restricted stock surrendered due to employee tax liability	—	—	—	(527)	—	—	—	(527)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(30)	—	—	(30)
Dividends declared ($0.06 per common share)	—	—	—	—	(2,990)	—	—	(2,990)
Preferred stock dividends	—	—	—	—	(1,727)	—	—	(1,727)
Balance at June 30, 2021	$94,956	$527	$5	$630,654	$129,307	$(40,827)	$14,740	$829,362

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Six Months Ended June 30, 2022
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290
Comprehensive income:
Net income	—	—	—	—	75,224	—	—	75,224
Other comprehensive loss, net	—	—	—	—	—	—	(41,802)	(41,802)
Issuance of common stock	—	1	—	(1)	—	—	—	—
Redemption of preferred stock	(94,956)	—	—	—	(3,747)	—	—	(98,703)
Purchase of 2,328,726 shares of treasury stock	—	—	—	—	—	(43,186)	—	(43,186)
Share-based compensation expense	—	—	—	2,767	—	—	—	2,767
Restricted stock surrendered due to employee tax liability	—	—	—	(1,560)	—	—	—	(1,560)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(60)	—	—	(60)
Dividends declared ($0.12 per common share)	—	—	—	—	(7,420)	—	—	(7,420)
Preferred stock dividends	—	—	—	—	(1,420)	—	—	(1,420)
Balance at June 30, 2022	$—	$647	$5	$856,079	$210,471	$(84,013)	$(34,059)	$949,130

Six Months Ended June 30, 2021
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207
Comprehensive loss:
Net loss	—	—	—	—	33,425	—	—	33,425
Other comprehensive income, net	—	—	—	—	—	—	6,994	6,994
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of stock appreciation rights	—	3	—	(5,375)	—	—	—	(5,372)
Share-based compensation expense	—	—	—	2,882	—	—	—	2,882
Restricted stock surrendered due to employee tax liability	—	—	—	(1,855)	—	—	—	(1,855)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(59)	—	—	(59)
Dividends declared ($0.12 per common share)	—	—	—	—	(6,023)	—	—	(6,023)
Preferred stock dividends	—	—	—	—	(4,868)	—	—	(4,868)
Balance at June 30, 2021	$94,956	$527	$5	$630,654	$129,307	$(40,827)	$14,740	$829,362

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$75,224	$33,425
Adjustments to reconcile net income to net cash provided by operating activities
Reversal of provision for credit losses	(31,542)	(3,261)
Reversal of provision for loan repurchases	(961)	(231)
Depreciation on premises and equipment	7,920	7,741
Amortization of intangible assets	754	564
Amortization of debt issuance costs	837	812
Net amortization of premium on securities	587	774
Net accretion of deferred loan costs and fees	(81)	(1,983)
Net amortization of premiums on purchased loans	652	1,434
Deferred income tax expense (benefit)	975	(1,963)
Bank owned life insurance income	(1,606)	(1,362)
Share-based compensation expense	2,767	2,882
Income from interest rate swaps	(185)	(200)
Loss on investments in alternative energy partnerships and affordable housing investments	3,456	4,864
Fair value adjustment for loans held-for-sale	—	(20)
Net gain on sale of securities available-for-sale	(16)	—
Gain on sale-leaseback of branch	(771)	—
Loss on disposal of property and equipment	8	—
Repurchase of mortgage loans	(1,262)	(1,433)
Proceeds from sales of and principal collected on other loans held-for-sale	—	13
Change in accrued interest receivable and other assets	26,514	(3,246)
Change in accrued interest payable and other liabilities	(8,122)	25,279
Net cash provided by operating activities	75,148	64,089

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	17,645	—
Proceeds from maturities and calls of securities available-for-sale	38,500	100,230
Purchases of securities available-for-sale	(15,000)	(226,813)
Proceeds from principal repayments of securities held-to-maturity and available-for-sale	20,495	14,000
Loan originations and principal collections, net	474,252	274,971
Purchases of loans	(641,556)	(366,000)
Redemption of Federal Home Loan Bank stock	—	436
Purchases of Federal Home Loan Bank and other bank stock	(6,857)	(499)
Purchase of mortgage servicing rights	(20,563)	—
Purchases of premises and equipment	(1,381)	(1,718)
Proceeds from sale-leaseback of branch	2,400	—
Payments of capital lease obligations	—	(69)
Funding of equity investments	(3,950)	(1,879)
Decrease in investments in alternative energy partnerships	1,156	1,108
Net cash (used in) provided by investing activities	(134,859)	(206,233)

Cash flows from financing activities:
Net increase in deposits	119,248	120,744
Net increase (decrease) in short-term Federal Home Loan Bank advances	35,000	(50,000)
Net increase in other borrowings	73,000	125,000
Redemption of preferred stock	(98,703)	(93,269)
Purchase of treasury stock	(43,186)	—
Proceeds from exercise of stock options	—	300
Purchase of stock surrendered to pay tax liability	(1,560)	(7,227)
Dividends paid on preferred stock	(1,727)	(4,868)
Dividends paid on common stock	(7,420)	(6,023)
Net cash provided by financing activities	74,652	84,657
Net change in cash and cash equivalents	14,941	(57,487)
Cash and cash equivalents at beginning of period	228,123	220,819
Cash and cash equivalents at end of period	$243,064	$163,332

Supplemental cash flow information
Interest paid on deposits and borrowed funds	16,574	19,996
Income taxes paid	9,692	8,932

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	—	3,253
Reclassification of securities available-for-sale to held-to-maturity	329,416	—
Equipment acquired under capital leases	—	256
Operating lease right-of-use assets recognized	1,253	3,883
Operating lease liabilities recognized	1,253	3,883
Commitments to fund low income housing tax credit investments	7,000	—
Goodwill adjustments for purchase accounting	826	—

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2022

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 31 full-service branches located throughout Southern California as of June 30, 2022.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by us with the SEC. The December 31, 2021 consolidated statements of financial condition presented herein have been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation, including reclassification of (i) loans held for sale to other assets in the consolidated statement of financial condition, (ii) fair value adjustment for loans held-for-sale to other income, (iii) income or loss from equity investments to other income, and (iv) advertising and promotion to all other expense in the accompanying consolidated statements of operations.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
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

Mortgage Servicing Rights: Mortgage servicing rights ("MSRs") give the Company the contractual rights to receive service fees in exchange for performing loan servicing functions on behalf of investors who have an ownership interest in the mortgage loan balances. Purchased mortgage servicing rights are recorded at the purchase price at the time of acquisition, which approximates the fair value of such assets. Subsequent to acquisition, MSRs are accounted for under the amortization method and are then amortized over the period of estimated net servicing income (level yield method) generated from servicing the loans. MSRs are evaluated quarterly for impairment by estimating the fair value of the MSRs and comparing that value to their amortized cost. Impairment, if any, is recognized in a valuation allowance to the extent the fair value is less than the carrying amount of the MSRs. Subsequent increases in the fair value of impaired MSRs are recognized only up to the amount of the previously recognized valuation allowance. The estimated fair value of the MSRs is obtained through independent third party valuations based on an analysis of future cash flows, incorporating key assumptions including discount rates, prepayment speeds and interest rates that we believe are consistent with the assumptions used by other similar market participants in valuing MSRs.
We purchased $22.8 million of SFR mortgage servicing rights during the second quarter of 2022. The unpaid principal balance of the loans underlying these purchased servicing rights is approximately $1.73 billion at June 30, 2022. We do not have an ownership interest in the mortgage loan balances therefore those loans are not included in our consolidated statements of financial condition.
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
Under the terms and conditions of the merger, each outstanding share of PMB common stock, aggregating 23,713,417 shares, was converted into the right to receive 0.5 (the "Exchange Ratio") of a share of the Company's common stock. In addition, at the effective time of the merger, the Company paid $3.2 million in cash for all outstanding PMB share-based awards, including outstanding shares subject to unvested restricted stock awards. In the merger, the Company issued 11,856,713 shares of common stock with an estimated fair value of $222.2 million based upon the $18.74 closing price of the Company's common stock on October 18, 2021. Together with the cash consideration, this resulted in an aggregate purchase price of $225.4 million. The operating results of PMB have been included since the date of acquisition and consequently, may impact the comparison of the financial results for the periods presented.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets
Securities available-for-sale:
SBA loan pools securities	$13,062	$—	$13,062	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	11,365	—	11,365	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	154,053	—	154,053	—
Non-agency residential mortgage-backed securities	45,481	—	45,481	—
Collateralized loan obligations	478,203	—	478,203	—
Corporate debt securities	163,271	—	163,271	—
Derivative assets:
Interest rate swaps (1)	1,074	—	1,074	—
Foreign exchange contracts (1)	186	—	186	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	1,082	—	1,082	—
Foreign exchange contracts (2)	168	—	168	—

December 31, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$14,591	$—	$14,591	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	191,969	—	191,969	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	241,541	—	241,541	—
Municipal securities	119,015	—	119,015	—
Non-agency residential mortgage-backed securities	56,025	—	56,025	—
Collateralized loan obligations	518,964	—	518,964	—
Corporate debt securities	173,598	—	173,598	—
Derivative assets:
Interest rate swaps (1)	3,390	—	3,390	—
Foreign exchange contracts (1)	175	—	175	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	3,594	—	3,594	—
Foreign exchange contracts (2)	146	—	146	—

(1)Included in other assets in the Consolidated Statements of Financial Condition.
(2)Included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021.

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets
Collateral dependent loans:
Single family residential mortgage	$3,600	$—	$—	$3,600
Commercial and industrial	10,903	—	—	10,903
SBA	4,029	—	—	4,029

December 31, 2021
Assets
Collateral dependent loans:
Commercial and industrial	$12,272	$—	$—	$12,272
SBA	3,886	—	—	3,886

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Collateral dependent loans:
Single family residential mortgage	$(1)	$(211)	$(340)	$(211)
Commercial and industrial	(564)	20	(1,198)	38
SBA	(198)	(376)	(172)	(509)
Other consumer	(216)	—	(243)	—
Commercial real estate	—	(140)	—	(140)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets
Cash and cash equivalents	$243,064	$243,064	$—	$—	$243,064
Securities held-to-maturity	329,272	—	285,672	—	285,672
Securities available-for-sale	865,435	—	865,435	—	865,435
Federal Home Loan Bank and other bank stock	51,489	—	51,489	—	51,489
Loans receivable, net of allowance for credit losses	7,357,471	—	—	6,980,780	6,980,780
Accrued interest receivable	32,750	32,750	—	—	32,750
Derivative assets	1,260	—	1,260	—	1,260
Financial liabilities
Deposits	7,558,683	6,809,378	743,027	—	7,552,405
Advances from Federal Home Loan Bank	511,695	—	506,061	—	506,061
Other borrowings	98,000	—	98,017	—	98,017
Long-term debt	274,587	—	269,763	—	269,763
Derivative liabilities	1,250	—	1,250	—	1,250
Accrued interest payable	4,082	4,082	—	—	4,082

December 31, 2021
Financial assets
Cash and cash equivalents	$228,123	$228,123	$—	$—	$228,123
Securities available-for-sale	1,315,703	—	1,315,703	—	1,315,703
Federal Home Loan Bank and other bank stock	44,632	—	44,632	—	44,632
Loans receivable, net of allowance for credit losses	7,158,896	—	—	7,150,703	7,150,703
Accrued interest receivable	30,991	30,991	—	—	30,991
Derivative assets	3,565	—	3,565	—	3,565
Financial liabilities
Deposits	7,439,435	6,932,717	506,711	—	7,439,428
Advances from Federal Home Loan Bank	476,059	—	500,323	—	500,323
Other borrowings	25,000	—	25,000	—	25,000
Long-term debt	274,386	—	294,404	—	294,404
Derivative liabilities	3,740	—	3,740	—	3,740
Accrued interest payable	3,546	3,546	—	—	3,546

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,621	$—	$(18,334)	$135,287
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,447	—	(8,051)	53,396
Municipal securities	114,204	—	(17,215)	96,989
Total securities held-to-maturity	$329,272	$—	$(43,600)	$285,672
Securities available-for-sale:
SBA loan pool securities	$13,085	$—	$(23)	$13,062
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	12,051	—	(686)	11,365
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	160,657	258	(6,862)	154,053
Non-agency residential mortgage-backed securities	53,122	—	(7,641)	45,481
Collateralized loan obligations	492,775	—	(14,572)	478,203
Corporate debt securities	165,266	973	(2,968)	163,271
Total securities available-for-sale	$896,956	$1,231	$(32,752)	$865,435
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$14,679	$—	$(88)	$14,591
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,382	2,898	(1,311)	191,969
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	242,458	1,171	(2,088)	241,541
Municipal securities	117,913	2,641	(1,539)	119,015
Non-agency residential mortgage-backed securities	56,014	11	—	56,025
Collateralized loan obligations	521,275	—	(2,311)	518,964
Corporate debt securities	162,002	11,603	(7)	173,598
Total securities available-for-sale	$1,304,723	$18,324	$(7,344)	$1,315,703

During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which along with the related unrealized loss in accumulated other comprehensive income, is being amortized into interest income as a yield adjustment over the remaining term of the securities.
At June 30, 2022, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations (“CLOs”), and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities held-to-maturity and available-for sale as of June 30, 2022 and December 31, 2021. The Company does not consider unrealized losses on these securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
Accrued interest receivable on debt securities held-to-maturity and available-for-sale totaled $5.5 million and $4.7 million at June 30, 2022 and December 31, 2021, and is included within other assets in the accompanying consolidated statements of financial condition.
At June 30, 2022 and December 31, 2021, there were no holdings of any one issuer, other than U.S. government agency and sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Gross realized gains	$—	$—	$209	$—
Gross realized losses	—	—	(193)	—
Net realized gains on sales and calls	$—	$—	$16	$—
Proceeds from sales and calls	$38,500	$100,230	$56,145	$100,230

The following table summarizes the investment securities available-for-sale with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
Securities available-for-sale:
SBA loan pool securities	$—	$—	$13,062	$(23)	$13,062	$(23)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	11,365	(686)	—	—	11,365	(686)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	86,032	(4,126)	21,159	(2,736)	107,191	(6,862)
Non-agency residential mortgage-backed securities	45,481	(7,641)	—	—	45,481	(7,641)
Collateralized loan obligations	218,486	(6,514)	240,717	(8,058)	459,203	(14,572)
Corporate debt securities	88,532	(2,968)	—	—	88,532	(2,968)
Total securities available-for-sale	$449,896	$(21,935)	$274,938	$(10,817)	$724,834	$(32,752)

December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$—	$—	$14,591	$(88)	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	67,588	(1,311)	—	—	67,588	(1,311)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	85,290	(1,184)	17,754	(904)	103,044	(2,088)
Municipal securities	44,748	(919)	10,762	(620)	55,510	(1,539)
Collateralized loan obligations	81,962	(38)	253,002	(2,273)	334,964	(2,311)
Corporate debt securities	4,993	(7)	—	—	4,993	(7)
Total securities available-for-sale	$284,581	$(3,459)	$296,109	$(3,885)	$580,690	$(7,344)

At June 30, 2022, our securities available-for-sale portfolio consisted of 79 securities, of which 63 securities were in an unrealized loss position. At December 31, 2021, our securities available-for-sale portfolio consisted of 119 securities, of which 46 securities were in an unrealized loss position.
We monitor our securities portfolio to ensure it has adequate credit support. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by the global pandemic, rising inflation and conflict between Russia and Ukraine. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of June 30, 2022, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating.
During the three and six months ended June 30, 2022 and 2021, there was no provision for credit losses related to securities held-to-maturity or available-for-sale.
The following table presents the amortized cost and fair value of the investment securities portfolio, based on the earlier of contractual maturity dates or next repricing date, as of June 30, 2022:

	Held-to-Maturity		Available-for-Sale
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within one year	$—	$—	$592,364	$577,867
One to five years	—	—	162,240	159,271
Five to ten years	19,351	17,134	65,645	60,513
Greater than ten years	309,921	268,538	76,707	67,784
Total	$329,272	$285,672	$896,956	$865,435
Contractual maturities may not reflect the actual maturities of the investments. The average lives for mortgage-backed securities and collateralized mortgage obligations likely will be faster than their contractual maturities due to prepayments and amortization.
Pledged Securities
Investment securities with carrying values of $123.2 million and $8.9 million as of June 30, 2022 and December 31,2021 were pledged to the FRB Discount Window. Investments securities with carrying value of $205.5 million and zero as of June 30, 2022 and December 31, 2021 were pledged to secure FHLB advances.

The following table presents the fair value and weighted average yields using amortized cost of the securities held-to-maturity portfolio as of June 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$135,287	2.69%	$135,287	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	53,396	2.64%	53,396	2.64%
Municipal securities	—	—%	—	—%	17,134	2.19%	79,855	2.71%	96,989	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$17,134	2.19%	$268,538	2.68%	$285,672	2.66%

The following table presents the fair value and weighted average yields using amortized cost of the securities available-for-sale portfolio as of June 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$13,062	1.06%	$—	—%	$—	—%	$—	—%	$13,062	1.06%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	11,365	2.23%	—	—%	11,365	2.23%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	86,602	1.73%	9,630	2.24%	35,518	1.55%	22,303	1.81%	154,053	1.73%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	45,481	2.51%	45,481	2.51%
Collateralized loan obligations	478,203	2.70%	—	—%	—	—%	—	—%	478,203	2.70%
Corporate debt securities	—	—%	149,641	4.71%	13,630	5.73%	—	—%	163,271	4.80%
Total securities available-for-sale	$577,867	2.52%	$159,271	4.56%	$60,513	2.52%	$67,784	2.29%	$865,435	2.87%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Commercial:
Commercial and industrial(1)	$2,433,464	$2,668,984
Commercial real estate	1,204,414	1,311,105
Multifamily	1,572,308	1,361,054
SBA(2)	92,235	205,548
Construction	228,341	181,841
Consumer:
Single family residential mortgage	1,832,279	1,420,023
Other consumer	88,223	102,925
Total loans	$7,451,264	$7,251,480
Allowance for loan losses	(93,793)	(92,584)
Loans receivable, net	$7,357,471	$7,158,896
(1)Includes warehouse lending balances of $1.16 billion and $1.60 billion at June 30, 2022 and December 31, 2021.
(2)Includes 79 PPP loans totaling $28.4 million at June 30, 2022 and 397 PPP loans totaling $123.1 million at December 31, 2021.

The following table presents the balances of total loans as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Unpaid principal balance	$7,436,887	$7,245,952
Unamortized net premiums	25,960	18,005
Unamortized net deferred (fees) costs	(902)	819
Unamortized SBA PPP fees	(21)	(831)
Fair value adjustment(1)	(10,660)	(12,465)
Total loans	$7,451,264	$7,251,480
(1)At June 30, 2022. includes $9.0 million related to the PMB Acquisition, of which $4.3 million related to PCD loans. At December 31, 2021, includes $10.6 million related to the PMB Acquisition, of which $3.9 million related to PCD loans.

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

The following table presents the risk categories for total loans by class of loans and origination year as of June 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
June 30, 2022
Commercial:
Commercial and industrial
Pass	$151,151	$217,900	$69,281	$74,539	$82,341	$181,285	$1,528,413	$11,741	$2,316,651
Special mention	3,367	5,373	30	516	1,877	18,566	13,160	2,516	45,405
Substandard	—	1,265	4,586	14,162	12,377	3,207	35,359	452	71,408
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	154,518	224,538	73,897	89,217	96,595	203,058	1,576,932	14,709	2,433,464
Commercial real estate
Pass	188,712	385,057	61,027	118,169	161,165	271,356	1,167	66	1,186,719
Special mention	—	—	—	—	1,909	1,770	—	—	3,679
Substandard	—	—	—	—	4,188	8,936	892	—	14,016
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	188,712	385,057	61,027	118,169	167,262	282,062	2,059	66	1,204,414
Multifamily
Pass	424,820	405,151	158,545	263,048	116,158	160,374	9,384	—	1,537,480
Special mention	—	—	4,968	—	11,165	—	—	—	16,133
Substandard	—	—	—	—	—	18,695	—	—	18,695
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	424,820	405,151	163,513	263,048	127,323	179,069	9,384	—	1,572,308
SBA
Pass	5,310	32,808	9,532	2,453	1,276	23,115	628	156	75,278
Special mention	—	—	—	3,909	219	1,091	—	2	5,221
Substandard	—	—	338	190	385	9,361	666	796	11,736
Doubtful	—	—	—	—	—	—	—	—	—
SBA	5,310	32,808	9,870	6,552	1,880	33,567	1,294	954	92,235

Construction
Pass	52,355	86,325	30,183	10,288	15,223	25,446	(26)	—	219,794
Special mention	—	—	—	—	—	8,547	—	—	8,547
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	52,355	86,325	30,183	10,288	15,223	33,993	(26)	—	228,341
Consumer:
Single family residential mortgage
Pass	473,398	815,560	77,676	50,930	102,538	290,831	6,135	—	1,817,068
Special mention	651	222	—	670	902	3,547	—	226	6,218
Substandard	—	—	—	339	6,091	2,563	—	—	8,993
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	474,049	815,782	77,676	51,939	109,531	296,941	6,135	226	1,832,279
Other consumer
Pass	12,734	19,886	10,469	6,538	3,843	19,725	12,893	1,639	87,727
Special mention	—	—	—	3	—	21	63	58	145
Substandard	—	—	59	—	73	35	—	184	351
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	12,734	19,886	10,528	6,541	3,916	19,781	12,956	1,881	88,223
Total loans	$1,312,498	$1,969,547	$426,694	$545,754	$521,730	$1,048,471	$1,608,734	$17,836	$7,451,264

Total loans
Pass	$1,308,480	$1,962,687	$416,713	$525,965	$482,544	$972,132	$1,558,594	$13,602	$7,240,717
Special mention	4,018	5,595	4,998	5,098	16,072	33,542	13,223	2,802	85,348
Substandard	—	1,265	4,983	14,691	23,114	42,797	36,917	1,432	125,199
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$1,312,498	$1,969,547	$426,694	$545,754	$521,730	$1,048,471	$1,608,734	$17,836	$7,451,264

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2021
Commercial:
Commercial and industrial
Pass	$254,218	$81,177	$71,950	$78,461	$56,439	$110,490	$1,888,126	$9,679	$2,550,540
Special mention	1,206	5,971	13,721	835	7,272	9,846	20,460	6,348	65,659
Substandard	2	241	17,853	11,378	3,374	117	17,429	2,391	52,785
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	255,426	87,389	103,524	90,674	67,085	120,453	1,926,015	18,418	2,668,984
Commercial real estate
Pass	465,524	82,759	140,108	192,263	85,755	317,941	8,416	71	1,292,837
Special mention	—	—	—	1,925	—	2,920	—	—	4,845
Substandard	—	—	506	—	—	9,084	3,833	—	13,423
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	465,524	82,759	140,614	194,188	85,755	329,945	12,249	71	1,311,105
Multifamily
Pass	410,958	208,396	315,119	157,640	61,457	158,464	4	—	1,312,038
Special mention	—	1,988	—	11,261	—	33,065	—	—	46,314
Substandard	—	—	—	—	—	2,702	—	—	2,702
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	410,958	210,384	315,119	168,901	61,457	194,231	4	—	1,361,054
SBA
Pass	106,749	23,972	8,049	1,957	10,836	28,495	928	143	181,129
Special mention	—	1,586	3,618	236	—	596	—	4	6,040
Substandard	—	5,888	—	390	3,358	7,245	599	899	18,379
Doubtful	—	—	—	—	—	—	—	—	—
SBA	106,749	31,446	11,667	2,583	14,194	36,336	1,527	1,046	205,548

Construction
Pass	67,074	32,995	29,038	17,139	25,485	—	—	—	171,731
Special mention	—	—	—	1,607	—	8,503	—	—	10,110
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	67,074	32,995	29,038	18,746	25,485	8,503	—	—	181,841
Consumer:
Single family residential mortgage
Pass	713,844	96,339	67,075	140,329	88,123	277,247	12,828	—	1,395,785
Special mention	—	1,644	339	910	692	6,838	—	—	10,423
Substandard	—	—	—	11,005	975	1,601	—	234	13,815
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	713,844	97,983	67,414	152,244	89,790	285,686	12,828	234	1,420,023
Other consumer
Pass	26,179	13,556	8,891	5,265	9,038	15,951	21,327	2,331	102,538
Special mention	—	—	4	—	—	25	63	—	92
Substandard	—	61	14	148	46	26	—	—	295
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	26,179	13,617	8,909	5,413	9,084	16,002	21,390	2,331	102,925
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Total loans
Pass	$2,044,546	$539,194	$640,230	$593,054	$337,133	$908,588	$1,931,629	$12,224	$7,006,598
Special mention	1,206	11,189	17,682	16,774	7,964	61,793	20,523	6,352	143,483
Substandard	2	6,190	18,373	22,921	7,753	20,775	21,861	3,524	101,399
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
June 30, 2022
Commercial:
Commercial and industrial	3,433	2,567	7,204	13,204	2,420,260	2,433,464
Commercial real estate	893	—	—	893	1,203,521	1,204,414
Multifamily	—	—	—	—	1,572,308	1,572,308
SBA	4,766	115	10,087	14,968	77,267	92,235
Construction	—	—	—	—	228,341	228,341
Consumer:
Single family residential mortgage	23,226	2,848	6,430	32,504	1,799,775	1,832,279
Other consumer	437	—	184	621	87,602	88,223
Total	$32,755	$5,530	$23,905	$62,190	$7,389,074	$7,451,264

December 31, 2021
Commercial:
Commercial and industrial	9,342	1,351	9,503	20,196	2,648,788	2,668,984
Commercial real estate	—	—	—	—	1,311,105	1,311,105
Multifamily	786	—	—	786	1,360,268	1,361,054
SBA	987	2,360	15,941	19,288	186,260	205,548
Construction	—	—	—	—	181,841	181,841
Consumer:
Single family residential mortgage	24,867	—	7,076	31,943	1,388,080	1,420,023
Other consumer	449	—	89	538	102,387	102,925
Total	$36,431	$3,711	$32,609	$72,751	$7,178,729	$7,251,480

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	June 30, 2022		December 31, 2021
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$25,380	$6,413	$28,594	$9,137
Commercial real estate	893	893	—	—
SBA	10,537	5,163	16,653	11,443
Consumer:
Single family residential mortgage	7,341	3,412	7,076	7,076
Other consumer	292	292	235	235
Total nonaccrual loans	$44,443	$16,173	$52,558	$27,891

At June 30, 2022 and December 31, 2021, there were no loans that were past due 90 days or more and still accruing.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At June 30, 2022 and December 31, 2021, there was no other real estate owned. At June 30, 2022, there were four consumer mortgage loans totaling $4.5 million secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction. There were no consumer mortgage loans secured by residential real estate properties in foreclosure at December 31, 2021.

Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables (MEVs) released by the model provider during June 2022. The published forecasts consider rising inflation, higher oil prices, ongoing supply chain issues and the military conflict between Russia and Ukraine, among other factors.
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
The reserve for unfunded loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At June 30, 2022 and December 31, 2021, the reserve for unfunded loan commitments was $5.9 million and $5.6 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$93,226	$5,405	$98,631	$79,353	$3,360	$82,713
Charge-offs	(494)	—	(494)	(886)	—	(886)
Recoveries	1,561	—	1,561	26	—	26
Net recoveries (charge-offs)	1,067	—	1,067	(860)	—	(860)
(Reversal of) provision for credit losses	(500)	500	—	(2,608)	454	(2,154)
Balance at end of period	$93,793	$5,905	$99,698	$75,885	$3,814	$79,699

	Six Months Ended June 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213
Charge-offs	(725)	—	(725)	(1,451)	—	(1,451)
Recoveries	33,776	—	33,776	198	—	198
Net charge-offs	33,051	—	33,051	(1,253)	—	(1,253)
(Reversal of) provision for credit losses	(31,842)	300	(31,542)	(3,892)	631	(3,261)
Balance at end of period	$93,793	$5,905	$99,698	$75,885	$3,814	$79,699

During the six months ended June 30, 2022, total recoveries included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. This recovery resulted in a reversal of provision for credit losses during the same period.

Accrued interest receivable on loans receivable, net totaled $26.6 million and $25.8 million at June 30, 2022 and December 31, 2021, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three and six months ended June 30, 2022:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended June 30, 2022:
Balance at March 31, 2022	$39,967	$16,490	$15,337	$3,041	$6,268	$11,029	$1,094	$93,226
Charge-offs	(138)	—	—	(139)	—	—	(217)	(494)
Recoveries	1,400	—	—	3	—	154	4	1,561
Net recoveries (charge-offs)	1,262	—	—	(136)	—	154	(213)	1,067
Provision for (reversal of) credit losses - loans	184	(748)	341	128	(2,013)	1,622	(14)	(500)
Balance at June 30, 2022	$41,413	$15,742	$15,678	$3,033	$4,255	$12,805	$867	$93,793

Six Months Ended June 30, 2022:
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
Charge-offs	(320)	—	—	(152)	—	(10)	(243)	(725)
Recoveries	32,817	—	—	761	—	192	6	33,776
Net recoveries (charge-offs)	32,497	—	—	609	—	182	(237)	33,051
Provision for (reversal of) credit losses - loans	(24,641)	(5,985)	(2,215)	(593)	(1,367)	3,015	(56)	(31,842)
Balance at June 30, 2022	$41,413	$15,742	$15,678	$3,033	$4,255	$12,805	$867	$93,793

The following table presents the activity and balance in the ALL and the recorded investment, excluding accrued interest, in loans as of or for the three and six months ended June 30, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended June 30, 2021:
Balance at March 31, 2021	$19,703	$17,100	$23,884	$3,451	$5,552	$9,161	$502	$79,353
Charge-offs	(500)	—	—	(386)	—	—	—	(886)
Recoveries	23	—	—	3	—	—	—	26
Net (charge-offs) recoveries	(477)	—	—	(383)	—	—	—	(860)
(Reversal of) provision for credit losses - loans	930	(676)	(2,481)	628	(818)	(53)	(138)	(2,608)
Balance at June 30, 2021	$20,156	$16,424	$21,403	$3,696	$4,734	$9,108	$364	$75,885

Six Months Ended June 30, 2021:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Charge-offs	(1,065)	—	—	(386)	—	—	—	(1,451)
Recoveries	68	—	—	129	—	—	1	198
Net (charge-offs) recoveries	(997)	—	—	(257)	—	—	1	(1,253)
Provision for (reversal of) credit losses - loans	545	(2,650)	(1,109)	808	(1,115)	(83)	(288)	(3,892)
Balance at June 30, 2021	$20,156	$16,424	$21,403	$3,696	$4,734	$9,108	$364	$75,885

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
Collateral dependent loans consisted of the following as of the dates indicated:

	June 30, 2022
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$12,349	$—	$4,316	$—	$16,665
Commercial real estate	893	—	—	—	893
SBA	98	4,710	5,729	—	10,537
Consumer:
Single family residential mortgage	—	8,789	—	—	8,789
Other consumer	—	184	—	111	295
Total loans	$13,340	$13,683	$10,045	$111	$37,179

	December 31, 2021
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$13,518	$37	$4,776	$—	$18,331
SBA	689	4,458	11,511	—	16,658
Consumer:
Single family residential mortgage	—	14,012	—	—	14,012
Other consumer	—	—	—	235	235
Total loans	$14,207	$18,507	$16,287	$235	$49,236
Troubled Debt Restructurings
TDR loans consisted of the following as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$19,778	$5,241
Commercial real estate	4,187	4,243
SBA	522	265
Consumer:
Single family residential mortgage	1,448	6,935
Total	$25,935	$16,684

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $769 thousand and $63 thousand at June 30, 2022 and December 31, 2021. Accruing TDRs were $10.9 million and nonaccrual TDRs were $15.0 million at June 30, 2022, compared to accruing TDRs of $12.5 million and nonaccrual TDRs of $4.1 million at December 31, 2021. The increase in TDRs during the six months ended June 30, 2022 was due mostly to the modification of a non-performing PCD loan acquired in the PMB acquisition.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Six Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2022
Commercial:
Commercial and industrial(1)	—	$—	$—	1	$12,840	$12,840
SBA	2	833	833	2	833	833
Total	2	$833	$833	3	$13,673	$13,673

June 30, 2021
Consumer:
Single family residential mortgage(1)	—	$—	$—	1	$1,800	$1,800
Total	—	$—	$—	1	$1,800	$1,800
(1) Modifications during the three and six months ended June 30, 2022 and 2021 consisted of extensions of maturity.
We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three and six months ended June 30, 2022 and 2021, there were no loans that were modified as a TDR during the past 12 months that had subsequent payment defaults.

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. During the three and six months ended June 30, 2022, we purchased loans aggregating $277.2 million and $641.5 million. During the three and six months ended June 30, 2021, we purchased loans aggregating $233.1 million and $366.0 million.
There were no loans transferred from held for investment to loans held-for-sale and there were no sales of loans for the three and six months ended June 30, 2022 and 2021.

Non-Traditional Mortgage Loans (“NTM”)
NTM loans are included in our SFR mortgage portfolio and are comprised of interest only loans and Green Loans. As of June 30, 2022 and December 31, 2021, the NTM loans totaled $841.1 million, or 11.3% of total loans, and $635.3 million, or 8.8% of total loans, respectively.
We no longer originate SFR loans, however we have and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At June 30, 2022 and December 31, 2021, interest only loans totaled $833.6 million and $613.3 million. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At June 30, 2022 and December 31, 2021, Green Loans totaled $7.4 million and $21.9 million.
At June 30, 2022 and December 31, 2021, nonperforming NTM loans totaled zero and $4.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM first lien loans are LTV ratios and for Green Loans are FICO scores. At June 30, 2022, our NTM first lien portfolio had a weighted average LTV of approximately 60%.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At June 30, 2022 and December 31, 2021, we had goodwill of $95.1 million and $94.3 million. We evaluate goodwill for impairment as of October 1st each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2021 and determined that no goodwill impairment existed.
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Goodwill, beginning of period	$95,127	$37,144	$94,301	$37,144
Goodwill adjustments for purchase accounting	—	—	826	—
Goodwill, end of period	$95,127	$37,144	$95,127	$37,144
Accumulated impairment losses at end of period	$2,100	$2,100	$2,100	$2,100
During the six months ended June 30, 2022, goodwill was adjusted for fair value and deferred tax adjustments related to the PMB acquisition.
Core deposit intangibles are amortized over their useful lives of ten years and reviewed for impairment at least quarterly. As of June 30, 2022, the weighted average remaining amortization period for core deposit intangibles was approximately 7.6 years.
The following table presents changes in the carrying amount of intangible assets, net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Core deposit intangibles:
Balance, beginning of period	$34,978	$30,904	$35,958	$30,904
Core deposit intangible adjustments for purchase accounting	—	—	(980)	—
Balance, end of period	34,978	30,904	34,978	30,904
Accumulated amortization:
Balance, beginning of period	29,988	28,553	29,547	28,271
Amortization of intangible assets	313	282	754	564
Balance, end of period	30,301	28,835	30,301	28,835
Intangible assets, net	$4,677	$2,069	$4,677	$2,069
The following table presents estimated future amortization expense of intangible assets, net as of June 30, 2022:

($ in thousands)	Remainder of 2022	2023	2024	2025	2026	2027 and After	Total
Estimated future amortization expense	$745	$1,092	$719	$420	$373	$1,328	$4,677

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
FHLB Advances
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Fixed rate:
Outstanding balance (1)	$411,000	$411,000
Interest rates ranging from	0.64%	0.64%
Interest rates ranging to	3.32%	3.32%
Weighted average interest rate	2.53%	2.53%
Variable rate:
Outstanding balance	$105,000	$70,000
Weighted average interest rate	1.64%	0.20%
(1)Excludes $4.3 million and $4.9 million of unamortized debt issuance costs at June 30, 2022 and December 31, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. As of June 30, 2022, FHLB advances included $105.0 million in overnight borrowings with a weighted average interest rate of 1.64% and $411.0 million in term advances with a weighted average life of 3.5 years and weighted average interest rate of 2.53%.
Investments securities with carrying value of $205.5 million as of June 30, 2022 were pledged to secure FHLB advances. The Bank’s advances from the FHLB are also collateralized by a blanket lien on all real estate loans. Our secured borrowing capacity with the FHLB totaled $1.76 billion, of which the Bank was eligible to borrow an additional $985.4 million at June 30, 2022 based on qualifying loans with an aggregate unpaid principal balance of $2.38 billion as of that date.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million at June 30, 2022 and December 31, 2021.

FRB Borrowings
At June 30, 2022, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) of $789.0 million, including the secured borrowing capacity through the Federal Reserve Discount Window and Borrower-in-Custody ("BIC") program. At June 30, 2022, the Bank has pledged certain qualifying loans with an unpaid principal balance of $1.01 billion and securities with a carrying value of $123.2 million as collateral for these lines of credit. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no secured borrowings from the FRB at June 30, 2022 and December 31, 2021
There were no borrowings under this arrangement for the three and six months ended June 30, 2022 and 2021.
The Bank’s investment in capital stock of the Federal Reserve totaled $34.2 million and $27.3 million at June 30, 2022 and December 31, 2021.

Other Borrowings
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at June 30, 2022. The Bank also has the ability to access unsecured overnight borrowings from various financial institutions through the American Financial Exchange platform ("AFX"). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $445.0 million at June 30, 2022 and December 31, 2021. Borrowings under the AFX totaled $85.0 million and $25.0 million at June 30, 2022 and December 31, 2021.
In December 2021, the holding company entered into a $50.0 million revolving line of credit, which matures on December 19, 2022. There were $13.0 million and zero in borrowings under this line of credit at June 30, 2022 and December 31, 2021. At June 30, 2022, we were in compliance with all covenants under our revolving line of credit.

The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at June 30, 2022 and December 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			June 30, 2022		December 31, 2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(910)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(2,030)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(2,940)	$277,527	$(3,141)

At June 30, 2022, we were in compliance with all covenants under our long-term debt agreements.

NOTE 8 – INCOME TAXES
For the three and six months ended June 30, 2022, income tax expense was $10.2 million and $28.9 million, resulting in an effective tax rate of 27.6% and 27.8%. For the three and six months ended June 30, 2021, income tax expense was $6.6 million and $8.9 million, resulting in an effective tax rate of 25.6% and 20.9%. The effective tax rate for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021, differs from the combined federal and state statutory rate for the consolidated company of 28.9% due primarily to various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate. For the six months ended June 30, 2021, the effective tax rate differs from the 28.9% combined federal and state statutory rate due primarily to the net tax benefit of $2.6 million from share-based awards, including the exercise of all previously issued outstanding stock appreciation rights in the first quarter of 2021 in addition to the various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $54.5 million and $50.8 million at June 30, 2022 and December 31, 2021.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $955 thousand and $925 thousand at June 30, 2022 and December 31, 2021, respectively. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of June 30, 2022, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $725 thousand.
At June 30, 2022 and December 31, 2021, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. federal taxing authorities for years before 2018. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2017 (other state income and franchise tax statutes of limitations vary by state).

NOTE 9 – DERIVATIVE INSTRUMENTS
We use derivative instruments and other risk management techniques to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with our risk management policies and to certain loan clients to allow them to hedge the risk of rising interest rates on their variable rate loans.
During the three and six months ended June 30, 2022, changes in fair value of interest rate swaps on loans and foreign exchange contracts were gains of $82 thousand and $185 thousand and were included in other income on the consolidated statements of operations. During the three and six months ended June 30, 2021, changes in fair value of interest rate swaps on loans and foreign exchange contracts were losses of $71 thousand and gains of $200 thousand.
The following table presents the notional amount and fair value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated.

	June 30, 2022		December 31, 2021
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps on loans	$34,702	$1,074	$58,834	$3,390
Foreign exchange contracts	5,511	186	4,725	175
Total	$40,213	$1,260	$63,559	$3,565
Derivative liabilities:
Interest rate swaps on loans	$34,702	$1,082	$58,834	3,594
Foreign exchange contracts	5,511	168	4,725	146
Total	$40,213	$1,250	$63,559	$3,740
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
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of June 30, 2022, 2,169,018 shares were available for future awards.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Restricted stock awards and units	$1,482	$1,338	$2,767	$2,882

Related tax benefits	$428	$394	$799	$849

Total stock-based compensation expense represents the cost of time-based and performance-based stock units and awards. At June 30, 2022, unrecognized compensation expense related to restricted stock awards and restricted stock units totaled $14.2 million and will be recognized over a weighted average remaining period of 3.0 years.

Restricted Stock Awards and Restricted Stock Units
We have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are valued at the closing price of our stock on the measurement date. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability, stock price and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled.
The following table presents unvested restricted stock awards and restricted stock units activity for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	784,791	$18.08	649,010	$17.17
Granted (1)	750,615	$11.52	1,021,182	$13.65
Vested (2)	(122,738)	$15.66	(239,319)	$16.34
Forfeited (3)	(9,608)	$19.31	(27,813)	$17.28
Outstanding at end of period	1,403,060	$14.77	1,403,060	$14.77
(1)There were 695,567 and 764,692 performance-based shares/units included in shares granted for the three and six months ended June 30, 2022.
(2)There were 24,783 and 24,783 performance-based shares/units included in vested shares for the three and six months ended June 30, 2022.
(3)The number of forfeited shares included aggregate performance-based shares/units of zero and 9,428 for the three and six months ended June 30, 2022.

Stock Options
There were no stock options granted during the three and six months ended June 30, 2022. There were no unvested stock options as of June 30, 2022 and December 31, 2021. The following tables represents stock option activity for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
($ in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	14,904	$13.05
Exercised	—	$—
Outstanding at end of period	14,904	$13.05	2.8 years	$68
Exercisable at end of period	14,904	$13.05	2.8 years	$68

The following table represents stock option activity for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
($ in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregated Intrinsic Value
Outstanding at beginning of period	14,904	$13.05
Exercised	—	$—
Outstanding at end of period	14,904	$13.05	2.8 years	$68
Exercisable at end of period	14,904	$13.05	2.8 years	$68
Stock Appreciation Rights
In the first quarter of 2021, all of our then outstanding stock appreciation rights (“SARs”) were fully exercised resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 8 - Income Taxes) during the six months ended June 30, 2021. There are no further outstanding SARs.

NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of our outstanding shares of preferred stock had a $1,000 per share liquidation preference.
The following table presents our total outstanding preferred stock as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series E 7.00% non-cumulative perpetual	—	—	—	98,702	98,702	94,956
Total	—	$—	$—	98,702	$98,702	$94,956

The following table summarizes redemptions and repurchases of these depositary shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Series D Preferred Stock:
Depositary shares repurchased	—	—	—	3,730,767
Preferred Stock retired (shares)	—	—	—	93,269

Consideration paid	$—	$—	$—	$93,269
Carrying value	—	—	—	89,922
Impact of preferred stock redemption	$—	$—	$—	$3,347

Series E Preferred Stock:
Depositary shares repurchased	—	—	3,948,080	—
Preferred Stock retired (shares)	—	—	98,702	—

Consideration paid	$—	$—	$98,703	$—
Carrying value	—	—	94,956	—
Impact of preferred stock redemption	$—	$—	$3,747	$—

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
Stock Repurchase Program
On March 15, 2022, we announced our Board of Directors authorized the repurchase of up to $75 million of our common stock. The repurchase authorization expires in March 2023. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions
During the three months ended June 30, 2022, common stock repurchased under the program totaled 2,113,176 shares at a weighted average price of $18.38. During the six months ended June 30, 2022, common stock repurchased under the program totaled 2,328,726 shares at a weighted average price of $18.52. As of June 30, 2022, the Company had $31.9 million remaining under the current stock repurchase authorization.
Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of the tax effect as a component of stockholders' equity. Reclassifications from AOCI occur when a security is sold, called or matures and are recorded on the consolidated statements of operations either as a gain or loss. During the quarter ended March 31, 2022, we transferred certain AFS debt securities to HTM. The unrealized loss on such securities at the time of transfer continues to be reported in AOCI and is amortized over the remaining life of the security as a yield adjustment. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$(19,172)	$5,185	$7,743	$7,746
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	(21,016)	13,550	(59,103)	9,912
Reclassification adjustment from other comprehensive income	—	—	(16)	—
Total unrealized loss on securities available-for-sale	(21,016)	13,550	(59,119)	9,912
Amortization of unrealized loss of available-for-sale securities transferred to held-to-maturity	246	—	333	—
Tax effect of current period changes	5,883	(3,995)	16,984	(2,918)
Total changes, net of taxes	(14,887)	9,555	(41,802)	6,994
Balance at end of period	$(34,059)	$14,740	$(34,059)	$14,740

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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At June 30, 2022, we have a $2.0 million repurchase reserve related to this VIE.
Alternative Energy Partnerships
We invested in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). These entities were formed to invest in newly established residential and commercial solar leases and power purchase agreements. As a result of our investments, we have the right to certain investment tax credits and tax depreciation benefits (recognized on the flow through income statement method in accordance with ASC 740), and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. While our interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC 810, we have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As we are not the primary beneficiary, we did not consolidate the entities.
We use the Hypothetical Liquidation at Book Value ("HLBV") method to account for our investments in energy tax projects as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's net earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $23.5 million and $25.9 million at June 30, 2022 and December 31, 2021.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Fundings	$—	$—	$—	$—
Cash distribution from investment	582	570	1,156	1,108
(Loss) gain on investments in alternative energy partnerships	(1,043)	829	(1,201)	(2,801)
Income tax credits recognized	—	—	—	—
Tax expense (benefit) recognized from HLBV application	(301)	228	(347)	(770)

The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Cash	$2,367	$4,227
Equipment, net of depreciation	242,097	246,421
Other assets	9,311	9,098
Total unconsolidated assets	$253,775	$259,746
Total unconsolidated liabilities	$9,292	$12,129
Maximum loss exposure	$23,531	$25,888

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $23.5 million, which is our recorded investment amount at June 30, 2022.
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
Capital Trusts - Trust Preferred Securities
In connection with our merger with PMB, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 7 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At June 30, 2022 and December 31, 2021, our investment in these grantor trusts, which is included in other assets in the consolidated statements of financial condition, totaled $527 thousand.
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
The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Ending balance(1)	$44,006	$38,982
Aggregate funding commitment	67,961	61,278
Total amount funded	53,038	51,014
Unfunded commitment	14,923	10,264
Maximum loss exposure	44,006	38,982
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.

The following table presents information regarding activity in our LIHTC investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Fundings	$919	$1,161	$2,024	$2,164
Proportional amortization recognized	1,027	881	2,573	2,063
Income tax credits recognized	1,163	1,158	2,536	2,311

NOTE 13 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$26,504	$208	$74,645	$579
Less: preferred stock dividends	—	—	(1,409)	(11)
Less: preferred stock redemption	—	—	(3,718)	(29)
Net income allocated to common stockholders	$26,504	$208	$69,518	$539

Weighted average common shares outstanding	60,873,481	477,321	61,497,261	477,321
Dilutive effects of restricted shares/units	245,571	—	269,093	—
Dilutive effects of stock options	4,242	—	4,701	—
Average shares and dilutive common shares	61,123,294	477,321	61,771,055	477,321

Basic earnings per common share	$0.44	$0.44	$1.13	$1.13
Diluted earnings per common share	$0.43	$0.44	$1.13	$1.13

For the three and six months ended June 30, 2022, there were 354,484 and 806 anti-dilutive restricted shares/units and no anti-dilutive stock options that were excluded from computing diluted earnings per common share.

The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$18,870	$180	$33,109	$316
Less: income allocated to participating securities	—	—	(121)	(1)
Less: preferred stock dividends	(1,711)	(16)	(4,822)	(46)
Less: preferred stock redemption	—	—	(3,315)	(32)
Net income allocated to common stockholders	$17,159	$164	$24,851	$237

Weighted average common shares outstanding	50,172,865	477,321	50,024,048	477,321
Dilutive effects of stock units	238,008	—	302,848	—
Dilutive effects of stock options	4,008	—	6,068	—
Average shares and dilutive common shares	50,414,881	477,321	50,332,964	477,321

Basic earnings per common share	$0.34	$0.34	$0.50	$0.50
Diluted earnings per common share	$0.34	$0.34	$0.49	$0.50

For the three and six months ended June 30, 2021, there were 218,829 and 134,037 anti-dilutive restricted shares/units and no anti-dilutive stock options that were excluded from computing diluted earnings per common share.
During the first quarter of 2021, all of the Company's outstanding stock appreciation rights (SARs) were exercised resulting in the net issuance of 305,772 shares of voting common stock. Prior to this exercise, the SARs were considered participating securities and income was allocated to the respective holder and not part of income (loss) available to common stockholders. After the exercise of all of the Company's outstanding SARs, there are no longer any participating securities outstanding and the net shares issued in settlement of such SARs are included in the computation of average common shares for both basic and diluted earnings per share.

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	June 30, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$48,805	$185,478	$37,107	$136,921
Unused lines of credit	4,454	1,995,891	6,894	1,699,933
Letters of credit	2,825	7,299	2,553	5,617

Other Commitments
At June 30, 2022, we had unfunded commitments of $14.9 million, $9.4 million, and $7.9 million for LIHTC investments, Small Business Investment Company ("SBIC") investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Noninterest income
In scope of Topic 606
Deposit service fees	$1,627	$825	$3,281	$1,635
Debit card fees	542	496	995	883
Other	137	102	296	181
Noninterest income (in-scope of Topic 606)	2,306	1,423	4,572	2,699
Noninterest income (out-of-scope of Topic 606)	4,880	2,020	8,524	5,553
Total noninterest income	$7,186	$3,443	$13,096	$8,252

We do not typically enter into long-term revenue contracts with clients and as of June 30, 2022 and December 31, 2021, we did not have any significant contract balances within the scope of Topic 606. As of June 30, 2022, we did not capitalize any revenue contract acquisition costs.
Sale-leaseback Transaction: In January 2022, we completed a sale-leaseback transaction for one of our branch locations. We sold the branch for $2.4 million and recognized a gain of $771 thousand which is included in other income in the accompanying consolidated statements of operations.

NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2022, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

Transactions with Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s current or former directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement and/or reimbursement for the costs of separate independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors in late 2016, (ii) a formal order of investigation issued by the SEC on January 4, 2017 (since resolved), and (iii) any civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company (collectively, the “Indemnified Matters”).
Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in an aggregate amount less than $120 thousand and $208 thousand for the three and six months ended June 30, 2022. Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters in aggregate amount of $156 thousand for the three and six months ended June 30, 2021.

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

NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on June 30, 2022 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent to June 30, 2022, we repurchased 485,282 shares of common stock at a weighted average price of $18.07, or $8.8 million. Since the announcement of the stock repurchase program on March 15, 2022, we have repurchased a total of 2,813,978 shares of common stock at a weighted average price of $18.45 per share, or $51.9 million.
There have been no other subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of June 30, 2022.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

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
On October 18, 2021, we consummated our merger with Pacific Mercantile Bancorp (PMB). Through these efforts, we continue to transform our franchise into a relationship-focused community bank, maintaining our credit quality and serving businesses, entrepreneurs and individuals within our footprint.
Financial Highlights
For the second quarter of 2022, net income and net income available to common stockholders was $26.7 million, or $0.43 per diluted common share. This compares to net income of $48.5 million and net income available to common stockholders of $43.3 million, or $0.69 per diluted common share, for the first quarter of 2022 and net income of $19.1 million and net income available to common stockholders of $17.3 million, or $0.34 per diluted common share, for the second quarter of 2021. The first quarter of 2022 net income available to common stockholders included a $31.3 million pre-tax recovery from the settlement of a previously charged-off loan and a $3.7 million after-tax charge related to the redemption of Series E Preferred Stock. The operating results of PMB have been included since the date of acquisition in the fourth quarter of 2021 and consequently, may impact the comparison of the financial results for the periods presented.
Financial results for the second quarter of 2022 included:
•Adjusted EPS of $0.45
•Return on average assets of 1.15%, compared to 2.09% in the prior quarter
•Pre-tax pre-provision return on average assets of 1.58%, up from 1.54% in the prior quarter
•Net interest margin of 3.58%, an increase of 7 basis points from the prior quarter
•Average noninterest-bearing deposits of 38%, flat with the prior quarter
•Book value per common share of $15.70, up from $15.65 in the prior quarter
•Tangible common equity per common share of $14.05, flat with the prior quarter
•Average cost of total deposits of 0.17%, an increase of 9 basis points from the prior quarter
•Allowance for credit losses at 1.34% of total loans and 224% of non-performing loans, up from 1.32% and 181% in the prior quarter
•Repurchased $38.9 million of common stock during the quarter and $51.9 million cumulatively through July 20
COVID-19 Operational Update
The markets in which we operate are impacted by continuing uncertainty about the pace and strength of reopening and recovering from the COVID-19 pandemic. Despite the challenges created by the pandemic, we continue to execute on our strategic initiatives and the transformation of our balance sheet. All of our branches have been reopened, including those branches in overlapping areas we temporarily closed at the beginning of the pandemic to ensure an adequate balance between employee and client safety and business continuity to meet our clients' banking needs. We have adopted a hybrid workplace environment, allowing many of our employees outside of our branches the flexibility to continue to work remotely. We encourage our employees to get vaccinated and we continue to monitor all federal, state, and local laws to ensure we are in compliance with the latest health orders.

As of June 30, 2022, we have helped businesses through the funding of $411 million in PPP loans and continue to support our clients as we work with them through the forgiveness process. Prior to acquisition, PMB originated $390 million in PPP loans. At June 30, 2022, outstanding PPP loans totaled $28.4 million, net of fees, of which $6.1 million related to round one and $22.3 million related to round two of the SBA program.
Borrower Payment Relief Efforts
We have been committed to supporting our customers during this period of economic uncertainty. We actively engaged with our borrowers seeking payment relief and waived certain fees for impacted clients. One method we deployed was to offer forbearance and deferments to qualified clients.  For single-family residential mortgage loans, the forbearance period was initially 90 days in length and was patterned after the HUD guidelines where applicable. With respect to our non-SFR loan portfolio, the forbearance and deferment periods were also initially 90 days in length and were permitted to be extended. For those commercial borrowers that demonstrated a continuing need for a deferral, we generally obtained credit enhancements such as additional collateral, personal guarantees, and/or reserve requirements in order to grant an additional deferral period. As of June 30, 2022, we no longer offer COVID-related deferments or forbearances, and we do not have any deferments or forbearances outstanding.
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

The valuation of investment securities considers observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. All securities available-for-sale were classified as Level 2 at June 30, 2022 and December 31, 2021. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at June 30, 2022 and December 31, 2021.
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
Tangible assets, tangible equity, tangible common equity, tangible equity to tangible assets, tangible common equity to tangible assets, tangible common equity per common share, return on average tangible common equity, adjusted noninterest expense, adjusted noninterest expense to average total assets, pre-tax pre-provision (PTPP) income, adjusted PTPP income, PTPP income (loss) ROAA, adjusted PTPP income ROAA, efficiency ratio, adjusted efficiency ratio, adjusted net income, adjusted net income available to common stockholders, adjusted diluted earnings per share (EPS) and adjusted return on average assets (ROAA) constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

(Dollars in thousands, except per share data) (Unaudited)	June 30, 2022	December 31, 2021
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$9,502,113	$9,393,743
Less goodwill	(95,127)	(94,301)
Less other intangible assets	(4,677)	(6,411)
Tangible assets(1)	$9,402,309	$9,293,031

Total stockholders' equity	$949,130	$1,065,290
Less preferred stock	—	(94,956)
Total common stockholders' equity	$949,130	$970,334

Total stockholders' equity	$949,130	$1,065,290
Less goodwill	(95,127)	(94,301)
Less other intangible assets	(4,677)	(6,411)
Tangible equity(1)	849,326	964,578
Less preferred stock	—	(94,956)
Tangible common equity(1)	$849,326	$869,622

Total stockholders' equity to total assets	9.99%	11.34%
Tangible equity to tangible assets(1)	9.03%	10.38%
Tangible common equity to tangible assets(1)	9.03%	9.36%

Common shares outstanding	59,985,736	62,188,206
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	60,463,057	62,665,527

Book value per common share	$15.70	$15.48
Tangible common equity per common share(1)	$14.05	$13.88
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Return on tangible common equity
Average total stockholders' equity	$969,885	$1,049,912	$814,973	$1,009,677	$851,371
Less average preferred stock	—	(75,965)	(94,956)	(37,773)	(129,733)
Average total common stockholders' equity	969,885	973,947	720,017	971,904	721,638
Less average goodwill	(95,127)	(94,307)	(37,144)	(94,719)	(37,144)
Less average other intangible assets	(4,869)	(6,224)	(2,224)	(5,543)	(2,370)
Average tangible common equity(1)	$869,889	$873,416	$680,649	$871,642	$682,124

Net income available to common stockholders	$26,712	$43,345	$17,323	$70,057	$25,088
Add amortization of intangible assets	313	441	282	754	564
Less tax effect on amortization of intangible assets(2)	(66)	(93)	(59)	(158)	(118)
Net income available to common stockholders(1)	$26,959	$43,693	$17,546	$70,653	$25,534

Return on average equity	11.05%	18.74%	9.38%	15.02%	7.92%
Return on average tangible common equity(1)	12.43%	20.29%	10.34%	16.35%	7.55%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory Federal tax rate of 21%.

	Three Months Ended			Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Adjusted noninterest expense
Total noninterest expense	$48,612	$46,596	$39,832	$95,208	$86,995
Noninterest expense adjustments:
Professional recoveries (fees)	(455)	106	1,284	(349)	563
Merger-related costs	—	—	(700)	—	(1,400)
Noninterest expense adjustments before (loss) gain in alternative energy partnership investments	(455)	106	584	(349)	(837)
(Loss) gain in alternative energy partnership investments	(1,043)	(158)	829	(1,201)	(2,801)
Total noninterest expense adjustments	(1,498)	(52)	1,413	(1,550)	(3,638)
Adjusted noninterest expense(1)	$47,114	$46,544	$41,245	$93,658	$83,357

Average assets	$9,342,696	$9,392,305	$7,827,006	$9,367,364	$7,843,885
Noninterest expense to average total assets	2.09%	2.01%	2.04%	2.05%	2.24%
Adjusted noninterest expense to average total assets(1)	2.02%	2.01%	2.11%	2.02%	2.14%
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Adjusted pre-tax pre-provision income
Net interest income	$78,299	$76,441	$59,847	$154,740	$117,763
Noninterest income	7,186	5,910	3,443	13,096	8,252
Total revenue	85,485	82,351	63,290	167,836	126,015
Noninterest expense	48,612	46,596	39,832	95,208	86,995
Pre-tax pre-provision income(1)	$36,873	$35,755	$23,458	$72,628	$39,020

Total revenue	$85,485	$82,351	$63,290	$167,836	$126,015
Noninterest expense	48,612	46,596	39,832	95,208	86,995
Total noninterest expense adjustments	(1,498)	(52)	1,413	(1,550)	(3,638)
Adjusted noninterest expense(1)	47,114	46,544	41,245	93,658	83,357
Adjusted pre-tax pre-provision income(1)	$38,371	$35,807	$22,045	$74,178	$42,658

Average assets	$9,342,696	$9,392,305	$7,827,006	$9,367,364	$7,843,885
Pre-tax pre-provision income ROAA(1)	1.58%	1.54%	1.20%	1.56%	1.00%
Adjusted pre-tax pre-provision income ROAA(1)	1.65%	1.55%	1.13%	1.60%	1.10%
Efficiency ratio(1)	56.87%	56.58%	62.94%	56.73%	69.04%
Adjusted efficiency ratio(1)	55.11%	56.52%	65.17%	55.80%	66.15%
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Adjusted net income
Net income(1)	$26,712	$48,512	$19,050	$75,224	$33,425
Adjustments:
Noninterest expense adjustments	1,498	52	(1,413)	1,550	3,638
Tax impact of adjustments above(2)	(443)	(15)	418	(458)	(1,076)
Tax impact from exercise of stock appreciation rights	—	—	—	—	(2,093)
Adjustments to net income	1,055	37	(995)	1,092	469
Adjusted net income(3)	$27,767	$48,549	$18,055	$76,316	$33,894

Average assets	$9,342,696	$9,392,305	$7,827,006	$9,367,364	$7,843,885
ROAA	1.15%	2.09%	0.98%	1.62%	0.86%
Adjusted ROAA(3)	1.19%	2.10%	0.93%	1.64%	0.87%

Adjusted net income available to common stockholders
Net income available to common stockholders	$26,712	$43,345	$17,323	$70,057	$25,088
Adjustments to net income	1,055	37	(995)	1,092	469
Adjustments for impact of preferred stock redemption	—	3,747	—	3,747	3,347
Adjusted net income available to common stockholders(3)	$27,767	$47,129	$16,328	$74,896	$28,904

Average diluted common shares	61,600,615	62,906,003	50,892,202	62,248,376	50,810,285
Diluted EPS	$0.43	$0.69	$0.34	$1.13	$0.49
Adjusted diluted EPS(3)(4)	$0.45	$0.75	$0.32	$1.20	$0.57
(1)Net income for the three months ended March 31, 2022 and six months ended June 30, 2022 includes a $31.3 million pre-tax reversal of credit losses due to the recovery from the settlement of a previously charged-off loan; there is no similar recovery in any of the other periods presented. The Bank previously recognized a $35.1 million charge-off for this loan during the third quarter of 2019.
(2)Tax impact of adjustments shown at an effective tax rate of 29.6%.
(3)Non-GAAP measure.

(4)Represents adjusted net income available to common stockholders divided by average diluted common shares.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021:

	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)(2)	$7,269,655	$78,895	4.35%	$7,262,774	$76,234	4.26%	$5,771,415	$61,900	4.30%
Securities	1,216,612	8,124	2.68%	1,292,079	7,309	2.29%	1,308,230	6,986	2.14%
Other interest-earning assets (3)	295,715	1,399	1.90%	265,339	726	1.11%	258,915	791	1.23%
Total interest-earning assets	8,781,982	88,418	4.04%	8,820,192	84,269	3.87%	7,338,560	69,677	3.81%
Allowance for loan losses	(94,217)			(92,618)			(79,103)
BOLI and noninterest-earning assets (4)	654,931			664,731			567,549
Total assets	$9,342,696			$9,392,305			$7,827,006
Interest-bearing liabilities:
Interest-bearing checking	$2,363,233	1,457	0.25%	$2,409,262	641	0.11%	$2,182,419	679	0.12%
Savings and money market	1,598,663	860	0.22%	1,673,244	510	0.12%	1,638,105	2,244	0.55%
Certificates of deposit	631,415	863	0.55%	508,244	237	0.19%	633,101	620	0.39%
Total interest-bearing deposits	4,593,311	3,180	0.28%	4,590,750	1,388	0.12%	4,453,625	3,543	0.32%
FHLB advances	485,629	3,114	2.57%	459,749	2,953	2.60%	418,111	2,944	2.82%
Other borrowings	117,688	325	1.11%	116,495	55	0.19%	17,920	4	0.09%
Long-term debt	274,515	3,500	5.11%	274,417	3,432	5.07%	256,492	3,339	5.22%
Total interest-bearing liabilities	5,471,143	10,119	0.74%	5,441,411	7,828	0.58%	5,146,148	9,830	0.77%
Noninterest-bearing deposits	2,804,877			2,795,633			1,767,711
Noninterest-bearing liabilities	96,791			105,349			98,174
Total liabilities	8,372,811			8,342,393			7,012,033
Total stockholders’ equity	969,885			1,049,912			814,973
Total liabilities and stockholders’ equity	$9,342,696			$9,392,305			$7,827,006
Net interest income/spread		$78,299	3.30%		$76,441	3.29%		$59,847	3.04%
Net interest margin (5)			3.58%			3.51%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities	161%			162%			143%
Total deposits(6)	7,398,188	3,180	0.17%	7,386,383	1,388	0.08%	6,221,336	3,543	0.23%
Total funding (7)	8,276,020	10,119	0.49%	8,237,044	7,828	0.39%	6,913,859	9,830	0.57%
(1)Includes average loans held for sale of $3.6 million, $3.4 million and $2.0 million for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively, which are included in other assets in the accompanying consolidated statements of financial condition.

(2)Total loans are net of deferred fees, related direct costs, premiums and discounts. Nonaccrual loans are included in the average balance. Interest income includes net accretion of deferred loan fees of $610 thousand, $1.1 million and $1.0 million and net amortization of premium on purchased loans of $363 thousand, $(1.0) million and $(1.0) million for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $124.8 million, $124.0 million and $112.7 million for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively.
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

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022
Net interest income increased $1.9 million to $78.3 million for the second quarter due to higher yield on interest-earning assets, offset by lower average interest-earning assets and higher average interest-bearing liabilities balances and costs.
The net interest margin increased 7 basis points to 3.58% for the second quarter as the average interest-earning assets yield increased 17 basis points and the cost of average total funding increased 10 basis points. The yield on average interest-earning assets increased to 4.04% for the second quarter from 3.87% for the first quarter due to the mix of interest-earning assets and higher yields on loan and securities. The average yield on loans increased 9 basis points to 4.35% during the second quarter as a result of the portfolio mix and the impact of higher market interest rates. The loan yield includes the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest, accelerated discount accretion on the early payoff of purchased loans, and accelerated fees from PPP loan forgiveness; these items increased the loan yield by 10 basis points in both the second quarter and prior quarter.
The average cost of funds increased 10 basis points to 0.49% for the second quarter from 0.39% for the first quarter. This increase was driven by the higher average cost of interest-bearing deposits. Average noninterest-bearing deposits represented 38% of total average deposits for both the second quarter and the first quarter. Average noninterest-bearing deposits were $9.2 million higher in the second quarter compared to the first quarter while average deposits were $11.8 million higher for the linked quarters. Average Federal Home Loan Bank (FHLB) advances and other borrowings increased $27.1 million. The average cost of interest-bearing liabilities increased 16 basis points to 0.74% for the second quarter from 0.58% for the first quarter due to higher cost of interest-bearing deposits. The average cost of interest-bearing deposits increased 16 basis points to 0.28% for the second quarter from 0.12% for the first quarter. The average cost of total deposits increased 9 basis points to 0.17% for the second quarter due mostly to higher market interest rates. The spot rate of total deposits was 0.21% at the end of the second quarter.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net interest income for the second quarter of 2022 increased $18.5 million to $78.3 million from $59.8 million for the same 2021 period. Net interest income was positively impacted by a higher average interest-earning assets, a higher yield on such assets, and improved funding costs, offset by higher average interest-bearing liabilities. The 2022 operating results include the impact of acquiring PMB in the fourth quarter of 2021.

The net interest margin increased 31 basis points to 3.58% for the second quarter of 2022 as the average interest-earning assets yield increased 23 basis points and the average cost of total funding decreased 8 basis points. The average yield on interest-earning assets increased to 4.04% for the second quarter of 2022 from 3.81% for the same 2021 period due to the mix of interest-earning assets and higher yields on securities and other interest-earning assets as a result of higher market interest rates. The average Federal funds rate was 0.77% for the second quarter of 2022 compared to 0.07% for the same 2021 period. Average loans increased by $1.50 billion from ongoing loan growth, including the loans from the acquisition of PMB. The average yield on loans increased 5 basis points to 4.35% for the second quarter of 2022, compared to 4.30% for the same 2021 period. The loan yield includes the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest, accelerated discount accretion on the early payoff of purchased loans, and accelerated fees from PPP loan forgiveness; these items increased the loan yield by 10 basis points in the second quarter of 2022 compared to 18 basis points for same 2021 period.

The average cost of funds decreased 8 basis points to 0.49% for the second quarter of 2022, from 0.57% for the same 2021 period. This decrease was driven by the lower average cost of interest-bearing liabilities due to an improved funding mix, including higher average noninterest-bearing deposits as a result of the PMB acquisition and growth from ongoing business development efforts. Average noninterest-bearing deposits represented 38% of total average deposits for the second quarter of 2022, compared to 28% for the same 2021 period. Average noninterest-bearing deposits were $1.04 billion higher in the second quarter of 2022, compared to same 2021 period, while average deposits were $1.18 billion higher. Average FHLB advances and other borrowings increased $167.3 million due mostly to higher overnight borrowings, offset by lower term advances. The average cost of interest-bearing liabilities decreased 3 basis points to 0.74% for the second quarter of 2022 from 0.77% for the same 2021 period due to the funding mix including the impact of including deposits from the PMB acquisition. The average cost of interest-bearing deposits declined 4 basis points to 0.28% for the second quarter of 2022, from 0.32% for the same 2021 period while the average cost of total deposits decreased 6 basis points to 0.17% for the second quarter of 2022, compared to 0.23% for the same 2021 period.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)(2)	$7,266,234	$155,129	4.31%	$5,777,693	$123,245	4.30%
Securities	1,254,137	15,433	2.48%	1,272,383	13,487	2.14%
Other interest-earning assets (3)	280,611	2,125	1.53%	297,465	1,563	1.06%
Total interest-earning assets	8,800,982	172,687	3.96%	7,347,541	138,295	3.80%
Allowance for loan losses	(93,422)			(80,102)
BOLI and noninterest-earning assets (4)	659,804			576,446
Total assets	$9,367,364			$7,843,885
Interest-bearing liabilities:
Interest-bearing checking	$2,386,120	2,097	0.18%	$2,161,483	1,581	0.15%
Savings and money market	1,635,747	1,371	0.17%	1,646,269	4,634	0.57%
Certificates of deposit	570,170	1,100	0.39%	676,400	1,614	0.48%
Total interest-bearing deposits	4,592,037	4,568	0.20%	4,484,152	7,829	0.35%
FHLB advances	472,760	6,067	2.59%	432,286	6,056	2.83%
Other borrowings	117,095	379	0.65%	11,061	6	0.11%
Long-term debt	274,466	6,933	5.09%	256,427	6,641	5.22%
Total interest-bearing liabilities	5,456,358	17,947	0.66%	5,183,926	20,532	0.80%
Noninterest-bearing deposits	2,800,281			1,710,930
Noninterest-bearing liabilities	101,048			97,658
Total liabilities	8,357,687			6,992,514
Total stockholders’ equity	1,009,677			851,371
Total liabilities and stockholders’ equity	$9,367,364			$7,843,885
Net interest income/spread		$154,740	3.30%		$117,763	3.00%
Net interest margin (5)			3.55%			3.23%

Ratio of interest-earning assets to interest-bearing liabilities	161%			142%
Total deposits(6)	7,392,318	4,568	0.12%	6,195,082	7,829	0.25%
Total funding (7)	8,256,639	17,947	0.44%	6,894,856	20,532	0.60%
(1)Includes average loans held for sale of $3.5 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively, which are included in other assets in the accompanying consolidated statements of financial condition.

(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Net accretion (amortization) of deferred loan fees (costs) of $1.7 million and $2.4 million and (amortization) accretion of (premium) discount on purchased loans of $(591) thousand and $(1.4) million for the six months ended June 30, 2022 and 2021, respectively, are included in interest income.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $124.4 million and $112.4 million for the six months ended June 30, 2022 and 2021.
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

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net interest income increased $37.0 million to $154.7 million for the six months ended June 30, 2022 due to higher average balances and yield on interest-earning assets, higher average balances and lower costs of interest-bearing liabilities.
The net interest margin increased 32 basis points to 3.55% as the average earning-assets yield increased 16 basis points and the average cost of total funding decreased 16 basis points. The yield on average interest-earning assets increased to 3.96% for the six months ended June 30, 2022, from 3.80% for 2021 due mostly to the mix of interest-earning assets and higher market interest rates. Average loans represented 83% of average earnings assets in 2022 compared to 79% for the same period in 2021. Average loans increased by $1.49 billion from ongoing loan growth, including the acquisition of PMB in the fourth quarter of 2021. The yield on average loans for the six months ended June 30, 2022 was 4.31% compared to 4.30% for the same period in 2021. The yield on average investment securities and other interest-earning assets increased 34 basis points and 47 basis points, respectively, for the six months ended June 30, 2022, compared to the same period in 2021.
The average cost of funds decreased 16 basis points to 0.44% for the six months ended June 30, 2022 from 0.60% for 2021. This decrease was driven by the lower average cost of interest-bearing liabilities and the overall improved funding mix, including higher average noninterest-bearing deposits as a result of growth from the acquisition of PMB and continuous business development efforts. Average noninterest-bearing deposits represented 38% of total average deposits for the six months ended June 30, 2022 compared to 28% for the same period in 2021. Average noninterest-bearing deposits were $1.09 billion higher during the six months ended June 30, 2022 compared to the same period in 2021 while average total deposits were $1.20 billion higher. Average FHLB advances and other borrowings increased $146.5 million due mostly to higher overnight borrowings offset by lower term advances. The average cost of interest-bearing liabilities decreased 14 basis points to 0.66% for the six months ended June 30, 2022 compared to the same period in 2021. This included a 15 basis points decline in the average cost of interest-bearing deposits to 0.20% for the six months ended June 30, 2022 compared to 0.35% for the same period in 2021. The average cost of total deposits decreased 13 basis points to 0.12% for the six months ended June 30, 2022.

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

	Three Months Ended June 30, 2022 vs. 2021			Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$16,267	$728	$16,995	$31,598	$286	$31,884
Securities	(518)	1,656	1,138	(194)	2,140	1,946
Other interest-earning assets	123	485	608	(93)	655	562
Total interest and dividend income	$15,872	$2,869	$18,741	$31,311	$3,081	$34,392
Interest expense:
Interest-bearing checking	$55	$723	$778	$177	$339	$516
Savings and money market	(411)	(973)	(1,384)	(756)	(2,507)	(3,263)
Certificates of deposit	(2)	245	243	(234)	(280)	(514)
FHLB advances	447	(277)	170	545	(534)	11
Other borrowings	104	217	321	246	127	373
Long-term debt	227	(66)	161	460	(168)	292
Total interest expense	420	(131)	289	438	(3,023)	(2,585)
Net interest income	$15,452	$3,000	$18,452	$30,873	$6,104	$36,977

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
(Reversal of) provision for loan losses	$(500)	$(31,342)	$(2,608)	$(31,842)	$(3,892)
(Reversal of) provision for credit losses - unfunded loan commitments	500	(200)	454	300	631
Total (reversal of) provision for credit losses	$—	$(31,542)	$(2,154)	$(31,542)	$(3,261)

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022
There was no provision for credit losses for the second quarter, compared to a reversal of $31.5 million for the first quarter. The first quarter reversal of credit losses included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
There was no provision for credit losses for the second quarter of 2022, compared to a reversal of $2.2 million for the same 2021 period. The second quarter reversal of credit losses in the second quarter of 2021 was due primarily to improvements in key macro-economic forecast variables, such as employment and gross domestic product, and consideration of credit quality metric.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
During the six months ended June 30, 2022, the provision for credit losses was a reversal of $31.5 million, compared to a reversal of $3.3 million during 2021. The higher reversal of credit losses for the six months ended June 30, 2022 was due to the recovery from the settlement of a loan previously charged-off in 2019.
See further discussion in "Allowance for Credit Losses."

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Customer service fees	$2,578	$2,434	$1,990	$5,012	$3,748
Loan servicing income	109	212	38	321	306
Income from bank owned life insurance	810	796	690	1,606	1,362
Net gain on sale of securities available-for-sale	—	16	—	16	—
Other income	3,689	2,452	725	6,141	2,836
Total noninterest income	$7,186	$5,910	$3,443	$13,096	$8,252

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022
Noninterest income increased $1.3 million to $7.2 million for the second quarter of 2022 compared to the prior quarter due mostly to higher other income. All other income increased $1.2 million due to higher income from equity investments of $2.1 million, partially offset by a fair value write-down of $455 thousand recorded on loans held for sale and the first quarter including a $771 thousand gain related to a sale-leaseback transaction; there were no sale-leaseback transactions in the second quarter. Gains or losses from equity investments are recorded based on the most recent information available from the investee and fluctuate based on their underlying performance.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Noninterest income for the second quarter of 2022 increased $3.7 million to $7.2 million compared to the same 2021 period. The increase in noninterest income was due mostly to an increase in customer services fees and other income and reflected a full quarter of activity from the acquisition of PMB. The $588 thousand increase in customer services fees was due mostly to higher average deposit balances. The $3.0 million increase in other income was due mostly to higher income from equity investments of $2.9 million.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Noninterest income for the six months ended June 30, 2022 increased $4.8 million to $13.1 million compared to the same 2021 period. The increase in noninterest income reflected a full six months of activity from the acquisition of PMB and was mainly due to higher customer service fees, income from bank-owned life insurance, and all other income. Customer services fees increased $1.3 million due mostly to higher deposit activity fees of $1.8 million attributed to higher average deposit balances, offset by lower loan fees of $594 thousand. Income from bank-owned life insurance increased $244 thousand due to higher average balances from PMB. The $3.3 million increase in all other income is due mostly to higher income from equity investments of $2.4 million and a $771 thousand gain related to a sale-leaseback transaction during the first quarter of 2022.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Salaries and employee benefits	$28,264	$28,987	$25,042	$57,251	$50,761
Occupancy and equipment	7,876	7,855	7,277	15,731	14,473
Professional fees	4,107	2,907	1,749	7,014	5,771
Data processing	1,782	1,828	1,621	3,610	3,276
Regulatory assessments	1,021	775	769	1,796	1,543
Reversal of provision for loan repurchases	(490)	(471)	(99)	(961)	(231)
Amortization of intangible assets	313	441	282	754	564
Merger-related costs	—	—	700	—	1,400
All other expense	4,696	4,116	3,320	8,812	6,637
Noninterest expense before loss (gain) on investments in alternative energy partnerships	47,569	46,438	40,661	94,007	84,194
Loss (gain) on investments in alternative energy partnerships	1,043	158	(829)	1,201	2,801
Total noninterest expense	$48,612	$46,596	$39,832	$95,208	$86,995

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022
Noninterest expense increased $2.0 million to $48.6 million for the second quarter compared to the prior quarter. The increase was due mostly to (i) higher professional fees of $1.2 million, related mainly to higher legal fees and (ii) higher net loss in alternative energy partnership investments of $885 thousand. These increases were offset by a decrease in salaries and employee benefits of $723 thousand attributed to higher payroll-related items typical of the first quarter. Professional fees included net indemnified legal expenses of $455 thousand in the second quarter compared to net recoveries of $106 thousand during the first quarter.

Total operating costs, defined as noninterest expense adjusted for certain expense items (refer to section Non-GAAP Measures), increased $570 thousand to $47.1 million for the second quarter compared to $46.5 million for the prior quarter. This increase was due mostly to the combination of (i) higher professional fees of $639 thousand related to business initiatives, (ii) higher all other expenses of $580 thousand related mostly to loan-related expenses, and (iii) lower salaries and benefits of $723 thousand due to the higher payroll-related items typical of the first quarter.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Noninterest expense was $48.6 million for the second quarter of 2022, an increase of $8.8 million from $39.8 million for the comparable 2021 period due mostly to including PMB's operations since the date of acquisition. The increase included (i) higher salaries and employee benefits of $3.2 million due to a higher number of employees, (ii) higher occupancy and equipment of $599 thousand, due to additional facilities, (iii) higher professional fees of $2.4 million, due mostly to higher legal fees, net of insurance recoveries (iv) higher loss on investments in alternative energy partnerships of $1.9 million, and (iv) higher all other expense of $1.4 million. These increases were offset by lower merger-related costs of $700 thousand resulting from completion of the PMB acquisition and system conversion in the fourth quarter of 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Noninterest expense for the six months ended June 30, 2022 increased $8.2 million to $95.2 million compared to the prior year due mostly to including PMB's operations since the date of acquisition. The increase was primarily due to: (i) higher salaries and employee benefits of $6.5 million, (ii) higher occupancy and equipment of $1.3 million, (iii) higher professional fees of $1.2 million, due mostly to a $1.9 million increase in legal fees, net of insurance recoveries, offset by a $619 thousand decrease in other professional fees and (iv) higher all other expenses of $2.2 million. These increases were partially offset by: (i) higher reversal of loan repurchase reserves of $730 thousand, (ii) lower merger-related costs of $1.4 million and (iii) lower loss in alternative energy partnership investments of $1.6 million.

Income Tax Expense
For the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, income tax expense was $10.2 million, $18.8 million, and $6.6 million, resulting in an effective tax rate of 27.6%, 27.9% and 25.6%, respectively. The effective tax rate for 2022 is expected to be similar to the effective income tax rate for the second quarter.
Income tax expense totaled $28.9 million for the six months ended June 30, 2022, representing an effective tax rate of 27.8%, compared to $8.9 million and an effective tax rate of 20.9% for 2021. The effective tax rate for the six months ended June 30, 2022 was higher than the comparable 2021 period due mostly to the first quarter of 2021 including a net tax benefit of $2.1 million resulting from the exercise of all previously issued outstanding stock appreciation rights.
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
Investment Securities Held-to-Maturity
Securities held-to-maturity totaled $329.3 million at June 30, 2022 and included $215.1 million in agency securities and $114.2 million in municipal securities. During the first quarter of 2022, we transferred certain longer-duration fixed-rate mortgage-backed securities and municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to lower the adverse impact rising interest rates may have on the fair value of such securities. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which along with the related unrealized loss in accumulated other comprehensive income, is amortized into interest income as a yield adjustment over the remaining term of the securities. As a result, there is no impact on the consolidated statements of operations.
The following table presents the amortized cost and fair value of investment securities held-to-maturity as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,621	$135,287	$(18,334)	$—	$—	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,447	53,396	(8,051)	—	—	—
Municipal securities	114,204	96,989	(17,215)	—	—	—
Total securities held-to-maturity	$329,272	$285,672	$(43,600)	$—	$—	$—

Investment Securities Available-for-Sale
The following table presents the amortized cost and fair value of the investment securities available for sale portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$13,085	$13,062	$(23)	$14,679	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	12,051	11,365	(686)	190,382	191,969	1,587
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	160,657	154,053	(6,604)	242,458	241,541	(917)
Municipal securities	—	—	—	117,913	119,015	1,102
Non-agency residential mortgage-backed securities	53,122	45,481	(7,641)	56,014	56,025	11
Collateralized loan obligations	492,775	478,203	(14,572)	521,275	518,964	(2,311)
Corporate debt securities	165,266	163,271	(1,995)	162,002	173,598	11,596
Total securities available-for-sale	$896,956	$865,435	$(31,521)	$1,304,723	$1,315,703	$10,980

Securities available-for-sale were $865.4 million at June 30, 2022, a decrease of $450.3 million, or 34.2%, from $1.32 billion at December 31, 2021. The decrease was mainly due to the aforementioned transfer of certain securities to the held-to-maturity portfolio, collateralized loan obligation (CLO) payoffs of $28.5 million, principal payments of $20.2 million, sales of $17.6 million and higher unrealized net losses of $42.5 million, offset by purchases of $5.0 million.
Net unrealized losses on securities available-for-sale were $31.5 million at June 30, 2022, compared to a net unrealized gain of $11.0 million at December 31, 2021. The net unrealized gain or loss on securities available-for-sale, net of tax, is reflected in accumulated other comprehensive income. Increases in longer term market interest rates resulted in higher net unrealized losses in our securities portfolio and stockholders’ equity. As market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. To this end, we may have further net unrealized losses on our securities classified as available–for-sale, which would negatively affect our total and tangible stockholders’ equity.
CLOs totaled $478.2 million and $519.0 million and were all AAA and AA rated at June 30, 2022 and December 31, 2021. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
We did not record credit impairment for any investment securities for the three and six months ended June 30, 2022 or 2021. We monitor our securities portfolio to ensure it has adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of June 30, 2022, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at June 30, 2022, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of June 30, 2022, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and credit market conditions.

The following table presents the fair values and weighted average yields using amortized cost of the securities held-to-maturity portfolio as of June 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$135,287	2.69%	$135,287	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	53,396	2.64%	53,396	2.64%
Municipal securities	—	—%	—	—%	17,134	2.19%	79,855	2.71%	96,989	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$17,134	2.19%	$268,538	2.68%	$285,672	2.66%

The following table presents the fair values and weighted average yields using amortized cost of the securities available-for-sale portfolio as of June 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$13,062	1.06%	$—	—%	$—	—%	$—	—%	$13,062	1.06%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	11,365	2.23%	—	—%	11,365	2.23%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	86,602	1.73%	9,630	2.24%	35,518	1.55%	22,303	1.81%	154,053	1.73%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	45,481	2.51%	45,481	2.51%
Collateralized loan obligations	478,203	2.70%	—	—%	—	—%	—	—%	478,203	2.70%
Corporate debt securities	—	—%	149,641	4.71%	13,630	5.73%	—	—%	163,271	4.80%
Total securities available-for-sale	$577,867	2.52%	$159,271	4.56%	$60,513	2.52%	$67,784	2.29%	$865,435	2.87%

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021	Amount Change	Percentage Change
Commercial:
Commercial and industrial(1)	$2,433,464	$2,668,984	$(235,520)	(8.8)%
Commercial real estate	1,204,414	1,311,105	(106,691)	(8.1)%
Multifamily	1,572,308	1,361,054	211,254	15.5%
SBA(2)	92,235	205,548	(113,313)	(55.1)%
Construction	228,341	181,841	46,500	25.6%
Total commercial loans	5,530,762	5,728,532	(197,770)	(3.5)%
Consumer:
Single family residential mortgage	1,832,279	1,420,023	412,256	29.0%
Other consumer	88,223	102,925	(14,702)	(14.3)%
Total consumer loans	1,920,502	1,522,948	397,554	26.1%
Total loans(3)	7,451,264	7,251,480	199,784	2.8%
Allowance for loan losses	(93,793)	(92,584)	(1,209)	1.3%
Total loans receivable, net	$7,357,471	$7,158,896	$198,575	2.8%
(1)Includes warehouse lending balances of $1.16 billion and $1.60 billion at June 30, 2022 and December 31, 2021.
(2)Includes 79 PPP loans totaling $28.4 million, net of unamortized loan fees totaling $10 thousand at June 30, 2022 and 397 PPP loans totaling $123.1 million, net of unamortized loan fees totaling $772 thousand at December 31, 2021.
(3)Total loans include net deferred loan origination costs (fees), purchased premiums (discounts), and fair value allocations of premiums (discounts) totaling $14.4 million and $5.5 million at June 30, 2022 and December 31, 2021.

Gross loans increased $199.8 million to $7.45 billion from December 31, 2021 due to loan fundings of $2.18 billion, including single-family residential purchases of $641.5 million. During the first quarter of 2022, $150.1 million of owner-occupied commercial real estate loans acquired in the PMB acquisition were moved to the other commercial and industrial category from the commercial real estate category. SBA loans decreased by $113.3 million due mostly from the SBA processing forgiveness requests. At June 30, 2022, SBA loans included $28.4 million of PPP loans, compared to $123.1 million at December 31, 2021.
Total commercial loans, excluding PPP loans and warehouse lending, increased $256.2 million, or 25.1% on an annualized basis during the second quarter.
We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. As of June 30, 2022, loans secured by residential real estate (single-family, multifamily, single-family construction, warehouse lending credit facilities and commercial real estate) represent approximately 66% of our total loans outstanding.

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

The following table presents the risk categories for total loans by class of loans as of June 30, 2022 and December 31, 2021:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Commercial:
Commercial and industrial	$2,316,651	$45,405	$71,408	$—	$2,433,464
Commercial real estate	1,186,719	3,679	14,016	—	1,204,414
Multifamily	1,537,480	16,133	18,695	—	1,572,308
SBA	75,278	5,221	11,736	—	92,235
Construction	219,794	8,547	—	—	228,341
Consumer:
Single family residential mortgage	1,817,068	6,218	8,993	—	1,832,279
Other consumer	87,727	145	351	—	88,223
Total	$7,240,717	$85,348	$125,199	$—	$7,451,264

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial:
Commercial and industrial	$2,550,540	$65,659	$52,785	$—	$2,668,984
Commercial real estate	1,292,837	4,845	13,423	—	1,311,105
Multifamily	1,312,038	46,314	2,702	—	1,361,054
SBA	181,129	6,040	18,379	—	205,548
Construction	171,731	10,110	—	—	181,841
Consumer:
Single family residential mortgage	1,395,785	10,423	13,815	—	1,420,023
Other consumer	102,538	92	295	—	102,925
Total	$7,006,598	$143,483	$101,399	$—	$7,251,480

Loans risk rated special mention decreased $58.1 million to $85.3 million at June 30, 2022 compared to $143.5 million at December 31, 2021 due mostly to activity within the commercial and industrial and multifamily loans that included payoffs of $25.5 million and net migration out of special mention of $27.7 million. Loans risk rated substandard increased $23.8 million to $125.2 million at June 30, 2022 compared to $101.4 million at December 31, 2021 due mostly to the addition of one multifamily loan for $17.5 million and three commercial and industrial relationships of $19.6 million. There were no loans risk rated doubtful at June 30, 2022 and December 31, 2021.

The commercial and industrial ("C&I") portfolio has limited exposure to certain business sectors undergoing severe stress as a result of the pandemic. The C&I industry concentrations in dollars and as a percentage of total outstanding C&I loan balances are summarized below:

	June 30, 2022
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and Insurance - Warehouse Lending	$1,160,157	48%
Real Estate and Rental Leasing	245,013	10%
Finance and Insurance - Other	161,287	7%
Manufacturing	120,619	5%
Healthcare	92,321	4%
Arts, Entertainment & Recreation	67,369	3%
Television / Motion Pictures	65,522	3%
Gas Stations	62,347	3%
Other Retail Trade	56,132	2%
Construction	46,795	2%
Professional Services	45,217	2%
Wholesale Trade	43,901	2%
Management of Companies and Enterprises	37,561	2%
Food Services	36,593	2%
Educational Services	34,473	1%
Transportation	18,551	1%
Accommodations	8,922	—%
All Other	130,684	5%
Total	$2,433,464	100%

Non-Traditional Mortgage Portfolio ("NTM")
NTM loans are included in our SFR mortgage portfolio and are comprised of interest only loans and Green Loans. While we no longer originate SFR loans, we have and may continue to purchase pools of loans that include NTM loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan.
As of June 30, 2022 and December 31, 2021, the NTM loans totaled $841.1 million, or 11.3% of total loans, and $635.3 million, or 8.8% of total loans, respectively. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At June 30, 2022 and December 31, 2021, interest only loans totaled $833.6 million and $613.3 million. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At June 30, 2022 and December 31, 2021, Green Loans totaled $7.4 million and $21.9 million.
The total NTM portfolio increased by $205.8 million, or 32.4% during the six months ended June 30, 2022. The increase was primarily due to loan purchases, offset by principal paydowns and payoffs.
At June 30, 2022 and December 31, 2021, nonperforming NTM loans totaled zero and $4.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also regularly monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM loans are LTV ratios and FICO scores. At June 30, 2022, our NTM first lien portfolio had a weighted average LTV of approximately 60%. At June 30, 2022, $3.5 million or 50% of our $7.0 million Green Loans first lien portfolio had FICO scores of 700 or greater.

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Nonaccrual loans	44,443	52,558	(8,115)	(15.4)%
Total nonperforming loans	44,443	52,558	(8,115)	(15.4)%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$44,443	$52,558	$(8,115)	(15.4)%
Performing restructured loans (1)	$10,946	$12,538	$(1,592)	(12.7)%
Nonaccrual loans to total loans	0.60%	0.72%
Nonperforming loans to total loans	0.60%	0.72%
Total nonperforming assets to total assets	0.47%	0.56%
ALL to nonperforming loans	211.04%	176.16%
ACL to nonperforming loans	224.33%	186.82%
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

Additional interest income of approximately $694 thousand and $1.3 million would have been recorded during the three and six months ended June 30, 2022, had these loans been paid in accordance with their original terms throughout the periods indicated.

Non-performing loans decreased $8.1 million to $44.4 million as of June 30, 2022, of which $18.4 million, or 41%, relates to loans in a current payment status. The decrease was due mostly to $11.1 million in payoffs, paydowns, and charge-offs and $6.7 million in loans returning to accrual status, offset by additions of $9.7 million. Of the $9.7 million of loans placed on non-accrual status, $7.2 million, related to SFR loans.

At June 30, 2022, non-performing loans included (i) a $12.4 million commercial and industrial loan acquired in the PMB acquisition, (ii) SBA loans totaling $10.5 million, of which $8.6 million is guaranteed, (iii) SFR loans totaling $7.3 million, and (iv) other commercial loans of $13.9 million.

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
At each June 30, 2022 and December 31, 2021, we had 18 loans classified as TDRs, with an aggregate balance of $25.9 million and $16.7 million. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the six months ended June 30, 2022 was due mostly to modifying the $12.4 million non-performing commercial and industrial loan acquired in the PMB acquisition, offset by paydowns and payoffs.
At June 30, 2022, of the 18 loans classified as TDRs, 10 loans totaling $10.9 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2021, of the 18 loans classified as TDRs, 11 loans totaling $12.5 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.

Allowance for Credit Losses (ACL)
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including MEVs released by the model provider during June 2022. The published forecasts consider rising inflation, higher oil prices, ongoing supply chain issues and the military conflict between Russia and Ukraine, among other factors.
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
The ACL, which includes the reserve for unfunded loan commitments, totaled $99.7 million, or 1.34% of total loans, at June 30, 2022, compared to $98.2 million, or 1.35% of total loans, at December 31, 2021. The $1.5 million increase in the ACL was due primarily to: (i) growth in the loan portfolio, including unfunded commitments, and (ii) higher specific reserves of $1.2 million. Changes in portfolio mix and improved credit quality, in addition to net recoveries of $1.8 million, offset the reserves needed due to growth. The $31.3 million recovery in the first quarter of 2022 from the settlement of a loan previously charged-off in 2019 also resulted in a reversal of provision for credit losses and therefore had no net impact on the ACL. The ACL coverage of non-performing loans was 224% at June 30, 2022 compared to 187% at December 31, 2021.
The reserve for unfunded loan commitments was established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021
Allowance for credit losses:
Allowance for loan losses (ALL)	$93,793	$92,584
Reserve for unfunded loan commitments	5,905	5,605
Total allowance for credit losses (ACL)	$99,698	$98,189

ALL to total loans	1.26%	1.28%
ACL to total loans	1.34%	1.35%
ACL to total loans, excluding PPP loans	1.34%	1.39%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$93,226	$5,405	$98,631	$79,353	$3,360	$82,713
Loans charged off	(494)	—	(494)	(886)	—	(886)
Recoveries of loans previously charged off	1,561	—	1,561	26	—	26
Net recoveries (charge-offs)	1,067	—	1,067	(860)	—	(860)
(Reversal of) provision for credit losses	(500)	500	—	(2,608)	454	(2,154)
Balance at end of period	$93,793	$5,905	$99,698	$75,885	$3,814	$79,699

	Six Months Ended June 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213
Loans charged off	(725)	—	(725)	(1,451)	—	(1,451)
Recoveries of loans previously charged off	33,776	—	33,776	198	—	198
Net charge-offs	33,051	—	33,051	(1,253)	—	(1,253)
(Reversal of) provision for credit losses	(31,842)	300	(31,542)	(3,892)	631	(3,261)
Balance at end of period	$93,793	$5,905	$99,698	$75,885	$3,814	$79,699

The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net charge-offs to average loans by loan class for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2022			2021
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$1,262	$2,457,281	0.21%	$(477)	$1,884,793	(0.10)%
Commercial real estate	—	1,213,438	—%	—	878,252	—%
Multifamily	—	1,457,185	—%	—	1,272,841	—%
SBA	(136)	70,225	(0.77)%	(383)	269,718	(0.57)%
Construction	—	219,029	—%	—	162,391	—%
Consumer:
Single family residential mortgage	154	1,755,719	0.04%	—	1,277,552	—%
Other consumer	(213)	93,160	(0.91)%	—	23,881	—%
Total loans	$1,067	$7,266,037	0.06%	$(860)	$5,769,428	(0.06)%
Net recoveries were $1.1 million during the second quarter of 2022, compared to net charge-offs of $860 thousand during the comparable 2021 period. The increase in net recoveries between periods was mainly due to net recoveries within the commercial and industrial portfolio.

	Six Months Ended June 30,
($ in thousands)	2022			2021
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Receovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Receovery Ratio
Commercial:
Commercial and industrial	$32,497	$2,544,351	2.55%	$(997)	$1,916,788	(0.10)%
Commercial real estate	—	1,267,891	—%	—	873,589	—%
Multifamily	—	1,398,452	—%	—	1,277,812	—%
SBA	609	93,062	1.31%	(257)	271,029	(0.19)%
Construction	—	203,996	—%	—	166,571	—%
Lease financing	—	—	—%	—	—	—%
Consumer:
Single family residential mortgage	182	1,659,633	0.02%	—	1,244,015	—%
Other consumer	(237)	95,326	(0.50)%	1	26,188	0.01%
Total loans	$33,051	$7,262,711	0.91%	$(1,253)	$5,775,992	(0.04)%
Net recoveries were $33.1 million during the six months ended June 30, 2022, compared to net charge-offs of $1.3 million during the comparable 2021 period. The increase in net recoveries between periods was mainly due to a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.
The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	June 30, 2022			December 31, 2021
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$41,413	$2,433,464	32.6%	$33,557	$2,668,984	36.8%
Commercial real estate	15,742	1,204,414	16.2%	21,727	1,311,105	18.1%
Multifamily	15,678	1,572,308	21.1%	17,893	1,361,054	18.8%
SBA	3,033	92,235	1.2%	3,017	205,548	2.8%
Construction	4,255	228,341	3.1%	5,622	181,841	2.5%
Consumer:
Single family residential mortgage	12,805	1,832,279	24.6%	9,608	1,420,023	19.6%
Other consumer	867	88,223	1.2%	1,160	102,925	1.4%
Total	$93,793	$7,451,264	100.0%	$92,584	$7,251,480	100.0%
Servicing Rights
We have retained servicing rights from certain sales of SFR mortgage loans and SBA loans. In the second quarter of 2022, we also purchased mortgage servicing rights from unrelated third parties. Purchased mortgage servicing rights are recorded at the purchase price at the time of acquisition, which approximates the fair value. Subsequent to acquisition, we account for these servicing rights using the amortization method. We utilize a subservicer to service the loans underlying the purchased mortgage servicing rights.

Mortgage servicing rights totaled $24.0 million and $1.3 million at June 30, 2022 and December 31, 2021. We purchased $22.8 million of SFR mortgage servicing rights during the second quarter of 2022. The unpaid principal balance of the loans underlying these purchased servicing rights is approximately $1.73 billion at June 30, 2022 and these loans are not included in our consolidated statements of financial condition.

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
The following table presents the activity related to our investment in alternative energy partnerships for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$25,156	$23,809	$25,888	$27,977
Cash distribution from investments	(582)	(570)	(1,156)	(1,108)
Gain (loss) on investments using HLBV method	(1,043)	829	(1,201)	(2,801)
Balance at end of period	$23,531	$24,068	$23,531	$24,068
Unfunded equity commitments at end of period	$—	$—	$—	$—

Our most recent investment in alternative energy partnerships totaling $3.6 million occurred in March 2020.
During the three months ended June 30, 2022 and 2021, we recognized net losses on investment of $1.0 million and net gains of $829 thousand. During the six months ended June 30, 2022 and 2021, we recognized net losses on investment of $1.2 million and $2.8 million. From an income tax benefits perspective, we recognized no investment tax credits during these periods; however, we recorded income tax (benefit) expense related to these investments of $(301) thousand and $228 thousand for the three months ended June 30, 2022 and 2021 and $(347) thousand and $(770) thousand for the six months ended June 30, 2022 and 2021.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2022		December 31, 2021
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,826,599	37.4%	$2,788,196	37.5%	$38,403
Interest-bearing demand deposits	2,359,857	31.2%	2,393,386	32.2%	(33,529)
Savings and money market accounts	1,622,922	21.4%	1,751,135	23.5%	(128,213)
Certificates of deposit of $250,000 or less	374,117	4.9%	285,768	3.8%	88,349
Certificates of deposit of more than $250,000	375,188	5.0%	220,950	3.0%	154,238
Total deposits	$7,558,683	100.0%	$7,439,435	100.0%	$119,248

Total deposits were $7.6 billion at June 30, 2022, an increase of $119.2 million, or 1.6%, from $7.4 billion at December 31, 2021 due mostly to higher certificates of deposits of $242.6 million and noninterest-bearing checking balances of $38.4 million, offset by lower savings and money market balances of $128.2 million and interest-bearing demand deposits of $33.5 million. Noninterest-bearing deposits totaled $2.83 billion and represented 37.4% of total deposits at June 30, 2022 compared to $2.79 billion and 37.5% at December 31, 2021.
Brokered deposits were $133.6 million at June 30, 2022. There were no brokered deposits at December 31, 2021.
The following table presents the scheduled maturities of certificates of deposit as of June 30, 2022:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$138,342	$63,080	$49,114	$123,581	$374,117
Certificates of deposit of more than $250,000	153,956	173,398	30,652	17,182	375,188
Total certificates of deposit	$292,298	$236,478	$79,766	$140,763	$749,305

Borrowings
We utilize FHLB advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management. We also maintain additional borrowing availabilities from Federal Reserve Discount Window and unsecured federal funds lines of credit.
During the six months ended June 30, 2022, FHLB advances increased $35.6 million, or 7.5%, to $511.7 million, net of unamortized debt issuance costs of $4.3 million, as of June 30, 2022, due to an increase in overnight borrowings of $35.0 million.
At June 30, 2022, FHLB advances included $105.0 million in overnight borrowings and $411.0 million in term advances with a weighted average life of 3.5 years and weighted average interest rate of 2.53%.
We did not utilize repurchase agreements at June 30, 2022 or December 31, 2021.
The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at June 30, 2022.
The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through the American Financial Exchange platform ("AFX"). The availability of such unsecured borrowings fluctuates regularly, is subject to the counterparties discretion and totaled $445.0 million at June 30, 2022 and December 31, 2021. Borrowings under the AFX totaled $85.0 million and $25.0 million at June 30, 2022 and December 31, 2021.
The holding company maintains a $50.0 million revolving line of credit, which matures on December 19, 2022. We have the option to select paying interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. Borrowings under the line of credit totaled $13.0 million and zero at June 30, 2022 and December 31, 2021. The line of credit is subject to certain operational and financial covenants and we were in compliance with these covenants at June 30, 2022.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

			June 30, 2022		December 31, 2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(910)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(2,030)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(2,940)	$277,527	$(3,141)

At June 30, 2022, we were in compliance with all covenants under our long-term debt agreements.

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
The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for its lending and investment activities and to enhance its interest rate risk and liquidity risk management. At June 30, 2022, we had available unused secured borrowing capacities of $985.4 million from the FHLB and $789.0 million through the Federal Reserve Bank's Discount Window and Borrower-in-Custody (“BIC”) programs. At June 30, 2022 and December 31, 2021, FHLB advances totaled $511.7 million and $476.1 million, net of unamortized debt issuance costs of $4.3 million and $4.9 million. At June 30, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $2.38 billion and securities with a carrying value of $205.5 million.
Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under the FRB's Discount Window and BIC programs at June 30, 2022 and December 31, 2021. At June 30, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $1.01 billion and securities with a carrying value of $123.2 million as collateral for these FRB programs. The Bank may also utilize securities sold under repurchase agreements to leverage its capital base and while it maintains repurchase agreements, there were none outstanding at June 30, 2022 and December 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and our pledging additional investment securities. The Bank had unpledged securities available-for-sale aggregating $846.5 million at June 30, 2022.

In addition, the Bank has additional sources of secondary liquidity through pre-established unsecured fed funds lines with correspondent banks, pre-approved unsecured overnight borrowing lines with various financial institutions through the AFX platform, and our ability to obtain brokered deposits. The availability of unsecured borrowings through the AFX platform fluctuates regularly and is subject to the counterparties' discretion and totaled $445.0 million at June 30, 2022. Borrowings under the AFX platform totaled $85.0 million and $25.0 million at June 30, 2022 and December 31, 2021. At June 30, 2022, the Bank had $210.0 million in pre-established unsecured federal funds lines of credit with correspondent banks. There were no borrowings with these correspondent banks at June 30, 2022 and December 31, 2021.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the six months ended June 30, 2022, there were $66.0 million of dividends paid by the Bank to Banc of California, Inc. At June 30, 2022, Banc of California, Inc. had $25.0 million in cash, all of which was on deposit at the Bank.
On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to $75 million of our common stock. The repurchase authorization expires in March 2023. During the three months ended June 30, 2022, common stock repurchased under the program totaled 2,113,176 shares at a weighted average price of $18.38. During the six months ended June 30, 2022, common stock repurchased under the program totaled 2,328,726 shares at a weighted average price of $18.52. As of June 30, 2022, the Company had $31.9 million remaining under the current stock repurchase authorization.
On March 15, 2022 we redeemed all outstanding Series E Preferred Stock, and the corresponding depositary shares, each representing a 1/40th interest in a share of the Series E Preferred Stock. The redemption price for the Series E Preferred Stock was $1,000 per share (equivalent to $25 per Series E Depositary Share). Upon redemption, the Series E Preferred Stock and the Series E Depositary Shares were no longer outstanding and all rights with respect to such stock and depositary shares ceased and terminated, except the right to payment of the redemption price. Also upon redemption, the Series E Depositary Shares were delisted from trading on the New York Stock Exchange. The $3.7 million difference between the consideration paid and the $95.0 million aggregate carrying value of the Series E Preferred Stock was reclassified to retained earnings and resulted in a decrease to net income allocated to common stockholders
On a consolidated basis, cash and cash equivalents totaled $243.1 million, or 2.6% of total assets at June 30, 2022. This compared to $228.1 million, or 2.4% of total assets, at December 31, 2021. The $14.9 million increase was due mainly to (i) net income of $75.2 million generated during the year, (ii) a $108.0 million increase in FHLB advances and other borrowings, (iii) a $119.2 million increase in deposits, and (iv) net investment securities inflows of $61.6 million from repayments, net of securities purchases, offset by (iv) net loan outflows of $167.3 million from originations net of repayments and loan purchases, (v) the redemption of Series E Preferred Stock of $98.7 million, (vi) payments of common and preferred dividends of $9.1 million , and (vii) repurchases of common stock of $43.2 million.
In December 2021, the holding company entered into a $50.0 million revolving line of credit. The line of credit matures on December 19, 2022. We have the option to pay interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. At June 30, 2022, there were $13.0 million in borrowings under this line of credit.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of June 30, 2022. However, in light of the ongoing COVID-19 pandemic, we cannot predict at this time the extent to which the pandemic may negatively affect our business, financial condition, liquidity, capital and results of operations.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of June 30, 2022:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
Commitments to extend credit	$234,283	$19,617	$162,078	$21,965	$30,623
Unused lines of credit	2,000,345	1,720,837	195,198	45,945	38,365
Standby letters of credit	10,124	9,294	—	830	—
Total commitments	$2,244,752	$1,749,748	$357,276	$68,740	$68,988
FHLB advances	$516,000	$105,000	$291,000	$120,000	$—
Other borrowings	98,000	98,000	—	—	—
Long-term debt	277,527	—	175,000	—	102,527
Operating and capital lease obligations	38,517	9,005	16,037	9,570	3,905
Certificates of deposit	749,305	608,542	138,261	2,502	—
Total contractual obligations	$1,679,349	$820,547	$620,298	$132,072	$106,432

At June 30, 2022, we had unfunded commitments of $14.9 million, $9.4 million, and $7.9 million for LIHTC investments, SBIC investments, and other investments, respectively.

Capital
In order to maintain adequate levels of capital, we continuously assess projected sources and uses of capital to support projected asset growth, operating needs and credit risk. We consider, among other things, earnings generated from operations and access to capital from financial markets. In addition, we perform capital stress tests on an annual basis to assess the impact of adverse changes in the economy on our capital base. During the first half of 2022, increases in market interest rates resulted in higher net unrealized losses in our securities portfolio and stockholders’ equity. As market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. To this end, we may have further net unrealized losses on our securities classified as available–for-sale, which would negatively affect our total and tangible stockholders’ equity.
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. Inclusive of the capital conservation buffer, the common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively.

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Banc of California, Inc.
Total risk-based capital	$1,080,107	13.69%	$631,119	8.00%	N/A	N/A
Tier 1 risk-based capital	890,341	11.29%	473,339	6.00%	N/A	N/A
Common equity tier 1 capital	890,341	11.29%	355,005	4.50%	N/A	N/A
Tier 1 leverage	890,341	9.58%	371,732	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,225,571	15.54%	$630,958	8.00%	$788,697	10.00%
Tier 1 risk-based capital	1,136,569	14.41%	473,218	6.00%	630,958	8.00%
Common equity tier 1 capital	1,136,569	14.41%	354,914	4.50%	512,653	6.50%
Tier 1 leverage	1,136,569	12.27%	370,667	4.00%	463,334	5.00%
December 31, 2021
Banc of California, Inc.
Total risk-based capital	$1,140,480	14.98%	$609,062	8.00%	N/A	N/A
Tier 1 risk-based capital	955,747	12.55%	456,796	6.00%	N/A	N/A
Common equity tier 1 capital	860,841	11.31%	342,597	4.50%	N/A	N/A
Tier 1 leverage	955,747	10.37%	368,610	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,195,050	15.71%	$608,740	8.00%	$760,925	10.00%
Tier 1 risk-based capital	1,110,767	14.60%	456,555	6.00%	608,740	8.00%
Common equity tier 1 capital	1,110,767	14.60%	342,416	4.50%	494,601	6.50%
Tier 1 leverage	1,110,767	12.06%	368,306	4.00%	460,382	5.00%
Dividend Restrictions
Payment of dividends by the Company are subject to guidance provided by the Federal Reserve. That guidance provides that bank holding companies that plan to pay dividends that exceed net earnings for a given period should first consult with the Federal Reserve. To the extent future quarterly dividends exceed quarterly net earnings, payment of dividends in respect of the Company’s common stock will be subject to prior consultation and non-objection from the Federal Reserve.
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, any near term dividend by the Bank will require OCC approval. During the three and six months ended June 30, 2022, the Bank paid $50.0 million and $66.0 million in dividends to Banc of California, Inc.
During both the three and six months ended June 30, 2022, we declared and paid dividends on our common stock of $0.06 and $0.12 per share totaling $3.7 million and $7.4 million in addition to dividends on our preferred stock totaling zero and $1.7 million.

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
At June 30, 2022, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Bank’s economic value of equity at June 30, 2022 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
June 30, 2022
+200 bps	$1,724,973	$53,059	3.2%	$355,783	$7,186	2.1%
+100 bps	1,702,549	30,635	1.8%	352,079	3,482	1.0%
0 bps	1,671,914			348,597
-100 bps	1,592,289	(79,625)	(4.8)%	324,877	(23,720)	(6.8)%
-200 bps	1,478,120	(193,794)	(11.6)%	306,040	(42,557)	(12.2)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
We believe we are well positioned to benefit from the current cycle of rising interest rates. Due to the transformation of the franchise to our relationship-based banking model, with higher percentages of noninterest-bearing deposits and variable rate commercial loans, our one year gap ratio, which compares the percentage of earning assets that are scheduled to mature or reprice within one year to the percentage of rate sensitive term liabilities that are scheduled to mature or reprice within one year, has increased since December 31, 2019. At June 30, 2022, our one year gap ratio stood at 30%. While this is only one measure of asset sensitivity, we expect to see some expansion in our net interest margin as short-term rates increase.
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2022 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Common Stock:
From April 1, 2022 to April 30, 2022	1,137,491	$18.68	1,108,657	$50,000
From May 1, 2022 to May 31, 2022	401,522	$18.72	400,683	$42,500
From June 1, 2022 to June 30, 2022	606,407	$17.62	603,836	$31,861
Total	2,145,420	$18.39	2,113,176
During the three and six months ended June 30, 2022, purchases of shares of common stock related to shares purchased under our stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
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
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

3.1	Second Articles of Restatement of the charter of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.)
3.2	Fifth Amended and Restated Bylaws of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.)
10.1	Form of Supplemental Performance Unit Agreement under the 2018 Omnibus Plan
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 8, 2022	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2022	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2022	/s/ Diana Hanson
Diana Hanson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)