Form 10-Q
period 2022-09-30
BANC OF CALIFORNIA, INC.
filed 2022-11-07
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 4, 2022, the registrant had outstanding 59,681,760 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2022

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
iv.risks that the Company’s merger and acquisition transactions may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies, and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all and, in the case of our recent acquisition of Deepstack Technologies, LLC ("Deepstack"), reputational risk, regulatory risk and potential adverse reactions of the Company's or Deepstack's customers, supplier, vendors, employees or other business partners;
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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$69,358	$41,729
Interest-earning deposits in financial institutions	186,700	186,394
Total cash and cash equivalents	256,058	228,123
Securities held-to-maturity, at amortized cost (fair value of $263,352 at September 30, 2022)	328,757	—
Securities available-for-sale, at fair value	847,565	1,315,703
Loans receivable	7,289,320	7,251,480
Allowance for loan losses	(92,444)	(92,584)
Loans receivable, net	7,196,876	7,158,896
Federal Home Loan Bank and other bank stock, at cost	54,428	44,632
Premises and equipment, net	107,728	112,868
Bank owned life insurance	126,199	123,720
Operating lease right-of-use assets	30,321	35,442
Investments in alternative energy partnerships, net	22,401	25,888
Deferred income taxes, net	56,376	50,774
Income tax receivable	3,430	7,952
Goodwill	114,312	94,301
Other intangibles	8,081	6,411
Other assets	216,046	189,033
Total assets	$9,368,578	$9,393,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,943,585	$2,788,196
Interest-bearing deposits	4,336,800	4,651,239
Total deposits	7,280,385	7,439,435
Federal Home Loan Bank advances, net	727,021	476,059
Other borrowings	10,000	25,000
Long-term debt, net	274,746	274,386
Reserve for loss on repurchased loans	3,006	4,348
Operating lease liabilities	34,937	40,675
Accrued expenses and other liabilities	86,493	68,550
Total liabilities	8,416,588	8,328,453
Commitments and contingent liabilities
Preferred stock	—	94,956
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 65,159,580 shares issued and 59,679,558 shares outstanding at September 30, 2022; 64,599,170 shares issued and 62,188,206 shares outstanding at December 31, 2021	652	646
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at September 30, 2022 and December 31, 2021	5	5
Additional paid-in capital	864,806	854,873
Retained earnings	231,084	147,894
Treasury stock, at cost (5,480,022 and 2,410,964 shares at September 30, 2022 and December 31, 2021)	(96,978)	(40,827)
Accumulated other comprehensive (loss) income, net	(47,579)	7,743
Total stockholders’ equity	951,990	1,065,290
Total liabilities and stockholders’ equity	$9,368,578	$9,393,743
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Interest and dividend income
Loans, including fees	$83,699	$78,895	$63,837	$238,828	$187,082
Securities	10,189	8,124	7,167	25,622	20,654
Other interest-earning assets	2,085	1,399	787	4,210	2,350
Total interest and dividend income	95,973	88,418	71,791	268,660	210,086
Interest expense
Deposits	8,987	3,180	2,412	13,555	10,241
Federal Home Loan Bank advances	3,558	3,114	2,990	9,625	9,046
Long-term debt and other interest-bearing liabilities	4,020	3,825	3,413	11,332	10,060
Total interest expense	16,565	10,119	8,815	34,512	29,347
Net interest income	79,408	78,299	62,976	234,148	180,739
(Reversal of) provision for credit losses	—	—	(1,147)	(31,542)	(4,408)
Net interest income after (reversal of) provision for credit losses	79,408	78,299	64,123	265,690	185,147
Noninterest income
Customer service fees	2,462	2,578	1,900	7,474	5,648
Loan servicing income	636	109	170	957	476
Income from bank owned life insurance	873	810	715	2,479	2,077
Net gain on sale of securities available-for-sale	—	—	—	16	—
Other income	1,710	3,689	2,734	7,851	5,570
Total noninterest income	5,681	7,186	5,519	18,777	13,771
Noninterest expense
Salaries and employee benefits	27,997	28,264	24,786	85,248	75,547
Occupancy and equipment	8,649	7,876	7,124	24,380	21,597
Professional fees	4,507	4,107	892	11,521	6,663
Data processing	1,699	1,782	1,646	5,309	4,922
Regulatory assessments	925	1,021	812	2,721	2,355
Loss (gain) on investments in alternative energy partnerships	504	1,043	(1,785)	1,705	1,016
(Reversal of) provision for loss on repurchased loans	(26)	(490)	(42)	(987)	(273)
Amortization of other intangibles	396	313	282	1,150	846
Acquisition, integration and transaction costs	2,080	—	1,000	2,080	2,400
Other expense	4,231	4,696	3,096	13,043	9,733
Total noninterest expense	50,962	48,612	37,811	146,170	124,806
Income from operations before income taxes	34,127	36,873	31,831	138,297	74,112
Income tax expense	9,931	10,161	8,661	38,877	17,517
Net income	24,196	26,712	23,170	99,420	56,595
Preferred stock dividends	—	—	1,727	1,420	6,595
Income allocated to participating securities	—	—	—	—	160
Impact of preferred stock redemption	—	—	—	3,747	3,347
Net income available to common stockholders	$24,196	$26,712	$21,443	$94,253	$46,493
Earnings per common share:
Basic	$0.40	$0.44	$0.42	$1.54	$0.92
Diluted	$0.40	$0.43	$0.42	$1.53	$0.91
Earnings per class B common share:
Basic	$0.40	$0.44	$0.42	$1.54	$0.92
Diluted	$0.40	$0.44	$0.42	$1.54	$0.92
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Net income	$24,196	$26,712	$23,170	$99,420	$56,595
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(13,715)	(15,113)	(3,792)	(55,741)	3,202
Reclassification adjustment for gain included in net income	—	—	—	(11)	—
Total change in unrealized (loss) gain on available-for-sale securities	(13,715)	(15,113)	(3,792)	(55,752)	3,202
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	195	226	—	430	—
Total other comprehensive (loss) income	(13,520)	(14,887)	(3,792)	(55,322)	3,202
Comprehensive income	$10,676	$11,825	$19,378	$44,098	$59,797

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended September 30, 2022
Balance at June 30, 2022	$—	$647	$5	$856,079	$210,471	$(84,013)	$(34,059)	$949,130
Comprehensive income:
Net income	—	—	—	—	24,196	—	—	24,196
Other comprehensive loss, net	—	—	—	—	—	—	(13,520)	(13,520)
Issuance of common stock	—	5	—	7,195	—	—	—	7,200
Purchase of 740,332 shares of treasury stock	—	—	—	—	—	(12,965)	—	(12,965)
Share-based compensation expense	—	—	—	1,715	—	—	—	1,715
Restricted stock surrendered due to employee tax liability	—	—	—	(183)	—	—	—	(183)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(20)	—	—	(20)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,563)	—	—	(3,563)
Preferred stock dividends	—	—	—	—	—	—	—	—
Balance at September 30, 2022	$—	$652	$5	$864,806	$231,084	$(96,978)	$(47,579)	$951,990

Three Months Ended September 30, 2021
Balance at June 30, 2021	$94,956	$527	$5	$630,654	$129,307	$(40,827)	$14,740	$829,362
Comprehensive income:
Net income	—	—	—	—	23,170	—	—	23,170
Other comprehensive loss, net	—	—	—	—	—	—	(3,792)	(3,792)
Issuance of common stock	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,106	—	—	—	1,106
Restricted stock surrendered due to employee tax liability	—	—	—	(278)	—	—	—	(278)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	30	(30)	—	—	—
Dividends declared ($0.06 per common share)	—	—	—	—	(3,038)	—	—	(3,038)
Preferred stock dividends	—	—	—	—	(1,727)	—	—	(1,727)
Balance at September 30, 2021	$94,956	$527	$5	$631,512	$147,682	$(40,827)	$10,948	$844,803

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Nine Months Ended September 30, 2022
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290
Comprehensive income:
Net income	—	—	—	—	99,420	—	—	99,420
Other comprehensive loss, net	—	—	—	—	—	—	(55,322)	(55,322)
Issuance of common stock	—	6	—	7,194	—	—	—	7,200
Redemption of preferred stock	(94,956)	—	—	—	(3,747)	—	—	(98,703)
Purchase of 3,069,058 shares of treasury stock	—	—	—	—	—	(56,151)	—	(56,151)
Share-based compensation expense	—	—	—	4,482	—	—	—	4,482
Restricted stock surrendered due to employee tax liability	—	—	—	(1,743)	—	—	—	(1,743)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(80)	—	—	(80)
Dividends declared ($0.18 per common share)	—	—	—	—	(10,983)	—	—	(10,983)
Preferred stock dividends	—	—	—	—	(1,420)	—	—	(1,420)
Balance at September 30, 2022	$—	$652	$5	$864,806	$231,084	$(96,978)	$(47,579)	$951,990

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$184,878	$522	$5	$634,704	$110,179	$(40,827)	$7,746	$897,207
Comprehensive loss:
Net loss	—	—	—	—	56,595	—	—	56,595
Other comprehensive income, net	—	—	—	—	—	—	3,202	3,202
Issuance of common stock	—	2	—	(2)	—	—	—	—
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of stock appreciation rights	—	3	—	(5,375)	—	—	—	(5,372)
Share-based compensation expense	—	—	—	3,988	—	—	—	3,988
Restricted stock surrendered due to employee tax liability	—	—	—	(2,133)	—	—	—	(2,133)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	30	(89)	—	—	(59)
Dividends declared ($0.18 per common share)	—	—	—	—	(9,061)	—	—	(9,061)
Preferred stock dividends	—	—	—	—	(6,595)	—	—	(6,595)
Balance at September 30, 2021	$94,956	$527	$5	$631,512	$147,682	$(40,827)	$10,948	$844,803

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$99,420	$56,595
Adjustments to reconcile net income to net cash provided by operating activities
Reversal of provision for credit losses	(31,542)	(4,408)
Reversal of provision for loan repurchases	(987)	(273)
Depreciation on premises and equipment	11,883	11,414
Amortization of other intangibles	1,150	846
Amortization of debt issuance costs	1,322	1,283
Net amortization of premium on securities	834	1,184
Net amortization (accretion) of deferred loan costs (fees) and purchased premiums (discounts)	520	(1,063)
Deferred income tax expense (benefit)	(1,547)	(3,476)
Bank owned life insurance income	(2,479)	(2,077)
Share-based compensation expense	4,482	3,988
Income from interest rate swaps	(224)	(240)
Loss on investments in alternative energy partnerships and affordable housing investments	5,432	4,130
Net gain on sale of securities available-for-sale	(16)	—
Gain on sale-leaseback of branch	(771)	(841)
Repurchase of mortgage loans	(1,592)	(1,852)
Change in accrued interest receivable and other assets	29,662	4,910
Change in accrued interest payable and other liabilities	(5,040)	5,579
Net cash provided by operating activities	110,507	75,699

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	17,645	—
Proceeds from maturities and calls of securities available-for-sale	38,500	120,230
Purchases of securities available-for-sale	(27,500)	(226,813)
Proceeds from principal repayments of securities held-to-maturity and available-for-sale	32,119	22,499
Net cash used in acquisitions	(10,332)	—
Loan originations and principal collections, net	808,144	281,951
Purchases of loans	(814,302)	(615,359)
Redemption of Federal Home Loan Bank stock	—	436
Purchases of Federal Home Loan Bank and other bank stock	(9,796)	(534)
Proceeds from sale of other real estate owned	—	3,618
Purchase of mortgage servicing rights	(20,441)	—
Purchases of premises and equipment	(2,556)	(2,256)
Proceeds from sale-leaseback of branch	2,400	3,913
Payments of capital lease obligations	—	(103)
Funding of equity investments	(4,878)	(6,320)
Decrease in investments in alternative energy partnerships	1,782	1,765
Net cash provided by (used in) investing activities	10,785	(416,973)

Cash flows from financing activities:
Net (decrease) increase in deposits	(159,050)	457,425
Net increase (decrease) in short-term Federal Home Loan Bank advances	50,000	(135,000)
Proceeds from Federal Home Loan Bank long-term advances	200,000	—
Net (decrease) increase in other borrowings	(15,000)	100,000
Redemption of preferred stock	(98,703)	(93,269)
Purchase of treasury stock	(56,151)	—
Proceeds from exercise of stock options	—	300
Purchase of stock surrendered to pay tax liability	(1,743)	(7,505)
Dividends paid on preferred stock	(1,727)	(6,595)
Dividends paid on common stock	(10,983)	(9,061)
Net cash (used in) provided by financing activities	(93,357)	306,295
Net change in cash and cash equivalents	27,935	(34,979)
Cash and cash equivalents at beginning of period	228,123	220,819
Cash and cash equivalents at end of period	$256,058	$185,840

Supplemental cash flow information
Interest paid on deposits and borrowed funds	28,904	25,133
Income taxes paid	14,792	11,975

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	—	3,253
Reclassification of securities available-for-sale to held-to-maturity	329,416	—
Equipment acquired under capital leases	—	256
Operating lease right-of-use assets recognized	1,253	14,172
Operating lease liabilities recognized	1,253	14,172
Commitments to fund low income housing tax credit investments	12,000	—
Goodwill adjustments for purchase accounting	1,821	—
Receivable on unsettled securities sales	—	40,500
Due on unsettled securities purchases	—	25,000

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2022

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 29 full-service branches located throughout Southern California as of September 30, 2022.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by us with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation. In the consolidated statement of financial condition, we reclassified loans held for sale to other assets and in the consolidated statements of operations, we reclassified: (i) the fair value adjustment for loans held-for-sale to other income, (ii) the income or loss from equity investments to other income, and (iii) advertising and promotion to other expense.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, except for the accounting for securities held-to-maturity and mortgage servicing rights, as described below.
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
Securities held-to-maturity are analyzed for credit losses under ASC 326, Financial Instruments - Credit Losses, which requires the Company to determine whether any impairment exists as of the reporting date and, as applicable, whether that impairment is due to credit deterioration. An allowance for credit losses would be established for losses on held-to-maturity debt securities due to credit deterioration and would be recorded as a component of the provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.
Mortgage Servicing Rights. Mortgage servicing rights ("MSRs") give the Company the contractual rights to receive service fees in exchange for performing loan servicing functions on behalf of investors who have an ownership interest in the mortgage loan balances. Purchased mortgage servicing rights are recorded at the purchase price at the time of acquisition, which approximates the fair value of such assets. Subsequent to acquisition, MSRs are accounted for under the amortization method and are then amortized over the period of estimated net servicing income (level yield method) generated from servicing the loans. MSRs are evaluated quarterly for impairment by estimating the fair value of the MSRs and comparing that value to their amortized cost. Impairment, if any, is recognized in a valuation allowance to the extent the fair value is less than the carrying amount of the MSRs. Subsequent increases in the fair value of impaired MSRs are recognized only up to the amount of the previously recognized valuation allowance. The estimated fair value of the MSRs is obtained through independent third party valuations based on an analysis of future cash flows, incorporating key assumptions including discount rates, prepayment speeds and interest rates that we believe are consistent with the assumptions used by other similar market participants in valuing MSRs.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for credit losses (“ACL”) (which includes the allowance for loan losses (“ALL”) and the reserve for unfunded loan commitments), provision for credit losses, loan repurchase reserve, realization of deferred tax assets, valuation of goodwill and other intangibles, valuation of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly complex and require judgment which may have a material effect on the consolidated financial statements.
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
Business Combinations:
Deepstack Acquisition. On September 15, 2022, we completed the acquisition of the assets of Global Payroll Gateway, Inc. and its wholly owned subsidiary, Deepstack Technologies, LLC (collectively, "Deepstack") for $24 million in total consideration. The purchase is accounted for as a business combination under U.S. GAAP and assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. During the measurement period (not to exceed one year from the acquisition date), the fair value of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. As the Company is still in the process of reviewing the fair value methodology and assumptions used in the valuation of identifiable intangible assets, the fair values of these intangibles are considered provisional.
Deepstack's results of operations have been included in the Company's results beginning September 15, 2022. Transaction costs related to the acquisition were $2.1 million for the period ended September 30, 2022.
The fair value amounts of identified assets acquired and liabilities assumed as part of the Deepstack acquisition are as follows:

($ in thousands)	Book Value	Fair Value Adjustments	Fair Value
Assets acquired:
Cash and cash equivalents	$4,068	$—	$4,068
Other intangibles	—	3,800	3,800
Other assets	1,385	—	1,385
Total assets acquired	$5,453	$3,800	$9,253

Liabilities assumed:
Accounts payable	$3,443	$—	$3,443
Total liabilities assumed	3,443	—	3,443
Excess of assets acquired over liabilities assumed	$2,010	$3,800	$5,810
Total consideration			24,000
Goodwill			$18,190
Total consideration of $24 million includes cash consideration paid of $14.4 million, common stock issued of $7.2 million and additional cash consideration of $2.4 million expected to be paid 18 months after the acquisition date.
The acquisition of Deepstack resulted in the recognition of $2.8 million in developed technology and $1.0 million in other intangibles, including trademarks, client relationships and non-compete agreements. Goodwill in the amount of $18.2 million was also recognized and represents the strategic, operational and financial benefits expected from integrating the payment processing solutions and technology of Deepstack into our operations.

Pacific Mercantile Bancorp Acquisition. On October 18, 2021, we completed our merger with Pacific Mercantile Bancorp (“PMB”), pursuant to which PMB merged with and into the Company, with the Company as the surviving corporation. PMB was the bank holding company of the wholly-owned subsidiary Pacific Mercantile Bank, a California state chartered commercial bank headquartered in Costa Mesa, California which operated seven banking offices, including three full service branches, located throughout Southern California.
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
Goodwill in the amount of $59.0 million was recognized and represents the synergies and economies of scale expected from combining the operations of PMB with ours. Refer to Note 2 - Business Combinations in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and Note 5 - Goodwill and Other Intangibles for further information.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets
Securities available-for-sale:
SBA loan pools securities	$12,106	$—	$12,106	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	10,696	—	10,696	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	141,157	—	141,157	—
Non-agency residential mortgage-backed securities	41,514	—	41,514	—
Collateralized loan obligations	472,676	—	472,676	—
Corporate debt securities	169,416	—	169,416	—
Derivative assets:
Interest rate swaps (1)	2,295	—	2,295	—
Foreign exchange contracts (1)	382	—	382	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	2,251	—	2,251	—
Foreign exchange contracts (2)	377	—	377	—

December 31, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$14,591	$—	$14,591	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	191,969	—	191,969	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	241,541	—	241,541	—
Municipal securities	119,015	—	119,015	—
Non-agency residential mortgage-backed securities	56,025	—	56,025	—
Collateralized loan obligations	518,964	—	518,964	—
Corporate debt securities	173,598	—	173,598	—
Derivative assets:
Interest rate swaps (1)	3,390	—	3,390	—
Foreign exchange contracts (1)	175	—	175	—
Liabilities
Derivative liabilities:
Interest rate swaps (2)	3,594	—	3,594	—
Foreign exchange contracts (2)	146	—	146	—

(1)Included in other assets in the consolidated statements of financial condition.
(2)Included in accrued expenses and other liabilities in the consolidated statements of financial condition.
There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021.

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets
Collateral dependent loans:
Single family residential mortgage	$3,735	$—	$—	$3,735
Commercial and industrial	8,646	—	—	8,646
SBA	3,922	—	—	3,922

December 31, 2021
Assets
Collateral dependent loans:
Commercial and industrial	$12,272	$—	$—	$12,272
SBA	3,886	—	—	3,886

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Collateral dependent loans:
Single family residential mortgage	$135	$—	$(205)	$(211)
Commercial and industrial	(441)	—	(1,639)	38
SBA	(35)	(1,377)	(207)	(1,886)
Other consumer	—	—	(243)	—
Commercial real estate	—	2	—	(138)

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets
Cash and cash equivalents	$256,058	$256,058	$—	$—	$256,058
Securities held-to-maturity	328,757	—	263,352	—	263,352
Securities available-for-sale	847,565	—	847,565	—	847,565
Federal Home Loan Bank and other bank stock	54,428	—	54,428	—	54,428
Loans receivable, net of allowance for credit losses	7,196,876	—	—	6,701,627	6,701,627
Accrued interest receivable	35,635	35,635	—	—	35,635
Derivative assets	2,677	—	2,677	—	2,677
Financial liabilities
Deposits	7,280,385	6,343,446	924,503	—	7,267,949
Advances from Federal Home Loan Bank	727,021	—	702,890	—	702,890
Other borrowings	10,000	—	10,025	—	10,025
Long-term debt	274,746	—	272,371	—	272,371
Derivative liabilities	2,628	—	2,628	—	2,628
Accrued interest payable	7,832	7,832	—	—	7,832

December 31, 2021
Financial assets
Cash and cash equivalents	$228,123	$228,123	$—	$—	$228,123
Securities available-for-sale	1,315,703	—	1,315,703	—	1,315,703
Federal Home Loan Bank and other bank stock	44,632	—	44,632	—	44,632
Loans receivable, net of allowance for credit losses	7,158,896	—	—	7,150,703	7,150,703
Accrued interest receivable	30,991	30,991	—	—	30,991
Derivative assets	3,565	—	3,565	—	3,565
Financial liabilities
Deposits	7,439,435	6,932,717	506,711	—	7,439,428
Advances from Federal Home Loan Bank	476,059	—	500,323	—	500,323
Other borrowings	25,000	—	25,000	—	25,000
Long-term debt	274,386	—	294,404	—	294,404
Derivative liabilities	3,740	—	3,740	—	3,740
Accrued interest payable	3,546	3,546	—	—	3,546

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,127	$—	$(29,178)	$123,949
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,426	—	(11,950)	49,476
Municipal securities	114,204	—	(24,277)	89,927
Total securities held-to-maturity	$328,757	$—	$(65,405)	$263,352
Securities available-for-sale:
SBA loan pool securities	$12,156	$4	$(54)	$12,106
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	12,012	—	(1,316)	10,696
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	151,582	—	(10,425)	141,157
Non-agency residential mortgage-backed securities	52,076	—	(10,562)	41,514
Collateralized loan obligations	492,775	—	(20,099)	472,676
Corporate debt securities	177,774	12	(8,370)	169,416
Total securities available-for-sale	$898,375	$16	$(50,826)	$847,565
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$14,679	$—	$(88)	$14,591
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,382	2,898	(1,311)	191,969
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	242,458	1,171	(2,088)	241,541
Municipal securities	117,913	2,641	(1,539)	119,015
Non-agency residential mortgage-backed securities	56,014	11	—	56,025
Collateralized loan obligations	521,275	—	(2,311)	518,964
Corporate debt securities	162,002	11,603	(7)	173,598
Total securities available-for-sale	$1,304,723	$18,324	$(7,344)	$1,315,703

During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which is subsequently amortized into interest income as a yield adjustment over the remaining life of the securities. The unrealized losses remaining in accumulated other comprehensive income are also accreted into interest income in a consistent manner. As a result, there is no impact on the consolidated statements of operations.
At September 30, 2022, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations, and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities held-to-maturity and available-for sale as of September 30, 2022 and December 31, 2021. We do not consider unrealized losses on these securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.

Accrued interest receivable on debt securities held-to-maturity and available-for-sale totaled $8.2 million and $4.7 million at September 30, 2022 and December 31, 2021, and is included within other assets in the accompanying consolidated statements of financial condition.
At September 30, 2022 and December 31, 2021, there were no holdings of any one issuer, other than U.S. government agency and sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.

Pledged Securities
Investment securities with carrying values of $123.1 million and $8.9 million as of September 30, 2022 and December 31, 2021 were pledged to the Federal Reserve Discount Window ("FRB Discount Window"). Investments securities with carrying values of $214.6 million and zero as of September 30, 2022 and December 31, 2021 were pledged to secure FHLB advances.

Securities Available-for-Sale
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross realized gains	$—	$—	$209	$—
Gross realized losses	—	—	(193)	—
Net realized gains on sales and calls	$—	$—	$16	$—
Proceeds from sales and calls	$—	$20,000	$56,145	$120,230

The following table summarizes the investment securities available-for-sale with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Securities available-for-sale:
SBA loan pool securities	$—	$—	$9,474	$(54)	$9,474	$(54)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	10,696	(1,316)	—	—	10,696	(1,316)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	110,864	(4,705)	30,293	(5,720)	141,157	(10,425)
Non-agency residential mortgage-backed securities	41,514	(10,562)	—	—	41,514	(10,562)
Collateralized loan obligations	233,975	(10,025)	238,702	(10,074)	472,677	(20,099)
Corporate debt securities	166,497	(8,370)	—	—	166,497	(8,370)
Total securities available-for-sale	$563,546	$(34,978)	$278,469	$(15,848)	$842,015	$(50,826)

December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$—	$—	$14,591	$(88)	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	67,588	(1,311)	—	—	67,588	(1,311)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	85,290	(1,184)	17,754	(904)	103,044	(2,088)
Municipal securities	44,748	(919)	10,762	(620)	55,510	(1,539)
Collateralized loan obligations	81,962	(38)	253,002	(2,273)	334,964	(2,311)
Corporate debt securities	4,993	(7)	—	—	4,993	(7)
Total securities available-for-sale	$284,581	$(3,459)	$296,109	$(3,885)	$580,690	$(7,344)

At September 30, 2022, our securities available-for-sale portfolio consisted of 82 securities, of which 80 securities were in an unrealized loss position. At December 31, 2021, our securities available-for-sale portfolio consisted of 119 securities, of which 46 securities were in an unrealized loss position.
During the three and nine months ended September 30, 2022 and 2021, there was no provision for credit losses related to securities available-for-sale. We monitor our securities portfolio to ensure it has adequate credit support. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. The decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in the credit market conditions in response to the economic uncertainty caused by many factors, including but not limited to, the global pandemic, rising inflation and conflict between Russia and Ukraine. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of September 30, 2022, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the amortized cost and fair value of the investment securities portfolio, based on the earlier of contractual maturity dates or next repricing date, as of September 30, 2022:

	Held-to-Maturity		Available-for-Sale
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Earlier of maturity or next repricing date:
Within one year	$—	$—	$585,237	$564,436
One to five years	—	—	173,721	164,704
Five to ten years	28,705	24,157	64,851	56,549
Greater than ten years	300,052	239,195	74,566	61,876
Total	$328,757	$263,352	$898,375	$847,565
Contractual maturities may not reflect the actual maturities of the investments. The average lives for mortgage-backed securities and collateralized mortgage obligations likely will be shorter than their contractual maturities due to prepayments and amortization.

Securities Held-to-Maturity
The following table presents the fair value and weighted average yields or tax-equivalent yields using amortized cost of the securities held-to-maturity portfolio as of September 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$7,960	2.52%	$115,989	2.70%	$123,949	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	49,476	2.64%	49,476	2.64%
Municipal securities (1)	—	—%	—	—%	16,197	2.19%	73,730	2.71%	89,927	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$24,157	2.29%	$239,195	2.69%	$263,352	2.65%
(1) Computed on a tax-equivalent basis.
The following table presents the fair value and weighted average yields using amortized cost of the securities available-for-sale portfolio as of September 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$12,106	1.82%	$—	—%	$—	—%	$—	—%	$12,106	1.82%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	10,696	2.23%	—	—%	10,696	2.23%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	79,654	3.16%	8,138	2.72%	33,003	1.92%	20,362	1.83%	141,157	2.61%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	41,514	2.50%	41,514	2.50%
Collateralized loan obligations	472,676	4.23%	—	—%	—	—%	—	—%	472,676	4.23%
Corporate debt securities	—	—%	156,566	4.82%	12,850	5.73%	—	—%	169,416	4.89%
Total securities available-for-sale	$564,436	4.03%	$164,704	4.71%	$56,549	2.76%	$61,876	2.30%	$847,565	3.93%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Commercial:
Commercial and industrial(1)	$1,993,416	$2,668,984
Commercial real estate	1,240,927	1,311,105
Multifamily	1,698,455	1,361,054
SBA(2)	85,674	205,548
Construction	236,495	181,841
Consumer:
Single family residential mortgage	1,947,652	1,420,023
Other consumer	86,701	102,925
Total loans	$7,289,320	$7,251,480
Allowance for loan losses	(92,444)	(92,584)
Loans receivable, net	$7,196,876	$7,158,896
(1)Includes warehouse lending balances of $766.4 million and $1.60 billion at September 30, 2022 and December 31, 2021.
(2)Includes 39 PPP loans totaling $20.0 million at September 30, 2022 and 397 PPP loans totaling $123.1 million at December 31, 2021.

The following table presents the balances of total loans as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Unpaid principal balance	$7,282,235	$7,245,952
Unamortized net premiums	18,592	18,005
Unamortized net deferred (fees) costs	(1,558)	819
Unamortized SBA PPP fees	—	(831)
Fair value adjustment(1)	(9,949)	(12,465)
Total loans	$7,289,320	$7,251,480
(1)At September 30, 2022, includes $8.5 million related to the PMB Acquisition, of which $4.4 million related to PCD loans. At December 31, 2021, includes $10.6 million related to the PMB Acquisition, of which $3.9 million related to PCD loans.

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

The following table presents the risk categories for total loans by class of loans and origination year as of September 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
September 30, 2022
Commercial:
Commercial and industrial
Pass	$213,799	$216,306	$66,038	$56,701	$79,436	$177,540	$1,083,367	$7,499	$1,900,686
Special mention	—	4,551	28	513	1,104	13,533	13,457	527	33,713
Substandard	3,195	951	4,190	11,364	7,565	3,131	27,486	1,135	59,017
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	216,994	221,808	70,256	68,578	88,105	194,204	1,124,310	9,161	1,993,416
Commercial real estate
Pass	286,672	372,760	60,834	113,342	156,635	233,793	1,162	63	1,225,261
Special mention	—	—	—	—	—	1,757	—	—	1,757
Substandard	—	—	—	—	4,131	8,868	910	—	13,909
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	286,672	372,760	60,834	113,342	160,766	244,418	2,072	63	1,240,927
Multifamily
Pass	601,460	396,785	155,134	253,799	110,372	139,996	3	9,352	1,666,901
Special mention	—	—	3,000	—	11,118	—	—	—	14,118
Substandard	—	—	—	—	—	17,436	—	—	17,436
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	601,460	396,785	158,134	253,799	121,490	157,432	3	9,352	1,698,455
SBA
Pass	10,479	25,948	7,870	2,419	1,240	20,750	604	137	69,447
Special mention	—	1	—	3,878	210	558	—	1	4,648
Substandard	—	(1)	329	198	385	9,210	665	793	11,579
Doubtful	—	—	—	—	—	—	—	—	—
SBA	10,479	25,948	8,199	6,495	1,835	30,518	1,269	931	85,674

Construction
Pass	71,529	89,985	28,997	6,937	13,609	25,438	—	—	236,495
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	71,529	89,985	28,997	6,937	13,609	25,438	—	—	236,495
Consumer:
Single family residential mortgage
Pass	637,863	800,100	74,354	48,736	100,450	264,151	5,895	—	1,931,549
Special mention	626	221	2,175	1,541	897	1,728	—	223	7,411
Substandard	—	—	—	—	5,554	3,138	—	—	8,692
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	638,489	800,321	76,529	50,277	106,901	269,017	5,895	223	1,947,652
Other consumer
Pass	17,692	17,777	9,578	5,969	3,646	17,770	10,958	2,925	86,315
Special mention	—	—	—	3	—	21	62	56	142
Substandard	—	—	59	—	70	34	81	—	244
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	17,692	17,777	9,637	5,972	3,716	17,825	11,101	2,981	86,701
Total loans	$1,843,315	$1,925,384	$412,586	$505,400	$496,422	$938,852	$1,144,650	$22,711	$7,289,320

Total loans
Pass	$1,839,494	$1,919,661	$402,805	$487,903	$465,388	$879,438	$1,101,989	$19,976	$7,116,654
Special mention	626	4,773	5,203	5,935	13,329	17,597	13,519	807	61,789
Substandard	3,195	950	4,578	11,562	17,705	41,817	29,142	1,928	110,877
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$1,843,315	$1,925,384	$412,586	$505,400	$496,422	$938,852	$1,144,650	$22,711	$7,289,320

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2021
Commercial:
Commercial and industrial
Pass	$254,218	$81,177	$71,950	$78,461	$56,439	$110,490	$1,888,126	$9,679	$2,550,540
Special mention	1,206	5,971	13,721	835	7,272	9,846	20,460	6,348	65,659
Substandard	2	241	17,853	11,378	3,374	117	17,429	2,391	52,785
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	255,426	87,389	103,524	90,674	67,085	120,453	1,926,015	18,418	2,668,984
Commercial real estate
Pass	465,524	82,759	140,108	192,263	85,755	317,941	8,416	71	1,292,837
Special mention	—	—	—	1,925	—	2,920	—	—	4,845
Substandard	—	—	506	—	—	9,084	3,833	—	13,423
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	465,524	82,759	140,614	194,188	85,755	329,945	12,249	71	1,311,105
Multifamily
Pass	410,958	208,396	315,119	157,640	61,457	158,464	4	—	1,312,038
Special mention	—	1,988	—	11,261	—	33,065	—	—	46,314
Substandard	—	—	—	—	—	2,702	—	—	2,702
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	410,958	210,384	315,119	168,901	61,457	194,231	4	—	1,361,054
SBA
Pass	106,749	23,972	8,049	1,957	10,836	28,495	928	143	181,129
Special mention	—	1,586	3,618	236	—	596	—	4	6,040
Substandard	—	5,888	—	390	3,358	7,245	599	899	18,379
Doubtful	—	—	—	—	—	—	—	—	—
SBA	106,749	31,446	11,667	2,583	14,194	36,336	1,527	1,046	205,548

Construction
Pass	67,074	32,995	29,038	17,139	25,485	—	—	—	171,731
Special mention	—	—	—	1,607	—	8,503	—	—	10,110
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	67,074	32,995	29,038	18,746	25,485	8,503	—	—	181,841
Consumer:
Single family residential mortgage
Pass	713,844	96,339	67,075	140,329	88,123	277,247	12,828	—	1,395,785
Special mention	—	1,644	339	910	692	6,838	—	—	10,423
Substandard	—	—	—	11,005	975	1,601	—	234	13,815
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	713,844	97,983	67,414	152,244	89,790	285,686	12,828	234	1,420,023
Other consumer
Pass	26,179	13,556	8,891	5,265	9,038	15,951	21,327	2,331	102,538
Special mention	—	—	4	—	—	25	63	—	92
Substandard	—	61	14	148	46	26	—	—	295
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	26,179	13,617	8,909	5,413	9,084	16,002	21,390	2,331	102,925
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Total loans
Pass	$2,044,546	$539,194	$640,230	$593,054	$337,133	$908,588	$1,931,629	$12,224	$7,006,598
Special mention	1,206	11,189	17,682	16,774	7,964	61,793	20,523	6,352	143,483
Substandard	2	6,190	18,373	22,921	7,753	20,775	21,861	3,524	101,399
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
September 30, 2022
Commercial:
Commercial and industrial	2,269	5,670	577	8,516	1,984,900	1,993,416
Commercial real estate	—	—	910	910	1,240,017	1,240,927
Multifamily	63	—	—	63	1,698,392	1,698,455
SBA	1,205	128	10,168	11,501	74,173	85,674
Construction	—	—	—	—	236,495	236,495
Consumer:
Single family residential mortgage	26,593	2,707	7,107	36,407	1,911,245	1,947,652
Other consumer	59	—	81	140	86,561	86,701
Total	$30,189	$8,505	$18,843	$57,537	$7,231,783	$7,289,320

December 31, 2021
Commercial:
Commercial and industrial	9,342	1,351	9,503	20,196	2,648,788	2,668,984
Commercial real estate	—	—	—	—	1,311,105	1,311,105
Multifamily	786	—	—	786	1,360,268	1,361,054
SBA	987	2,360	15,941	19,288	186,260	205,548
Construction	—	—	—	—	181,841	181,841
Consumer:
Single family residential mortgage	24,867	—	7,076	31,943	1,388,080	1,420,023
Other consumer	449	—	89	538	102,387	102,925
Total	$36,431	$3,711	$32,609	$72,751	$7,178,729	$7,251,480

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	September 30, 2022		December 31, 2021
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$23,155	$6,945	$28,594	$9,137
Commercial real estate	910	910	—	—
SBA	10,414	5,158	16,653	11,443
Consumer:
Single family residential mortgage	8,010	4,081	7,076	7,076
Other consumer	185	185	235	235
Total nonaccrual loans	$42,674	$17,279	$52,558	$27,891

At September 30, 2022 and December 31, 2021, there were no loans that were past due 90 days or more and still accruing.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At September 30, 2022 and December 31, 2021, there was no other real estate owned. At September 30, 2022, there were four consumer mortgage loans totaling $4.9 million secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction. There were no consumer mortgage loans secured by residential real estate properties in foreclosure at December 31, 2021.

Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables released by the model provider during September 2022. The published forecasts consider the FRB's monetary policy, labor market constraints, rising inflation, higher oil prices and the military conflict between Russia and Ukraine, among other factors.
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
The reserve for unfunded loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At September 30, 2022 and December 31, 2021, the reserve for unfunded loan commitments was $6.4 million and $5.6 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$93,793	$5,905	$99,698	$75,885	$3,814	$79,699
Charge-offs	(912)	—	(912)	(327)	—	(327)
Recoveries	63	—	63	532	—	532
Net (charge-offs) recoveries	(849)	—	(849)	205	—	205
(Reversal of) provision for credit losses	(500)	500	—	(2,566)	1,419	(1,147)
Balance at end of period	$92,444	$6,405	$98,849	$73,524	$5,233	$78,757

	Nine Months Ended September 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213
Charge-offs	(1,637)	—	(1,637)	(1,778)	—	(1,778)
Recoveries	33,839	—	33,839	730	—	730
Net charge-offs	32,202	—	32,202	(1,048)	—	(1,048)
(Reversal of) provision for credit losses	(32,342)	800	(31,542)	(6,458)	2,050	(4,408)
Balance at end of period	$92,444	$6,405	$98,849	$73,524	$5,233	$78,757

During the nine months ended September 30, 2022, total recoveries included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. This recovery resulted in a reversal of provision for credit losses during the same period.

Accrued interest receivable on loans receivable, net totaled $26.7 million and $25.8 million at September 30, 2022 and December 31, 2021, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the allowance of credit losses.
The following table presents the activity and balance in the ALL as of or for the three and nine months ended September 30, 2022:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended September 30, 2022:
Balance at June 30, 2022	$41,413	$15,742	$15,678	$3,033	$4,255	$12,805	$867	$93,793
Charge-offs	(867)	—	—	(45)	—	—	—	(912)
Recoveries	48	3	—	1	—	1	10	63
Net (charge-offs) recoveries	(819)	3	—	(44)	—	1	10	(849)
(Reversal of) provision for credit losses - loans	(1,769)	1,091	275	(29)	1,168	(959)	(277)	(500)
Balance at September 30, 2022	$38,825	$16,836	$15,953	$2,960	$5,423	$11,847	$600	$92,444

Nine Months Ended September 30, 2022:
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
Charge-offs	(1,187)	—	—	(197)	—	(10)	(243)	(1,637)
Recoveries	32,865	3	—	762	—	193	16	33,839
Net recoveries (charge-offs)	31,678	3	—	565	—	183	(227)	32,202
(Reversal of) provision for credit losses - loans	(26,410)	(4,894)	(1,940)	(622)	(199)	2,056	(333)	(32,342)
Balance at September 30, 2022	$38,825	$16,836	$15,953	$2,960	$5,423	$11,847	$600	$92,444

The following table presents the activity and balance in the ALL as of or for the three and nine months ended September 30, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended September 30, 2021:
Balance at June 30, 2021	$20,156	$16,424	$21,403	$3,696	$4,734	$9,108	$364	$75,885
Charge-offs	(115)	(138)	—	(74)	—	—	—	(327)
Recoveries	484	—	—	1	—	46	1	532
Net recoveries (charge-offs)	369	(138)	—	(73)	—	46	1	205
(Reversal of) provision for credit losses - loans	(270)	(269)	(2,678)	1,112	(616)	150	5	(2,566)
Balance at September 30, 2021	$20,255	$16,017	$18,725	$4,735	$4,118	$9,304	$370	$73,524

Nine Months Ended September 30, 2021:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Charge-offs	(1,180)	(138)	—	(460)	—	—	—	(1,778)
Recoveries	552	—	—	130	—	46	2	730
Net (charge-offs) recoveries	(628)	(138)	—	(330)	—	46	2	(1,048)
Provision for (reversal of) credit losses - loans	275	(2,919)	(3,787)	1,920	(1,731)	67	(283)	(6,458)
Balance at September 30, 2021	$20,255	$16,017	$18,725	$4,735	$4,118	$9,304	$370	$73,524

Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are evaluated individually and the ALL is determined based on the amount by which amortized costs exceed the estimated fair value of the collateral, adjusted for estimated selling costs.
Collateral dependent loans consisted of the following as of the dates indicated:

	September 30, 2022
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$—	$—	$20,367	$—	$20,367
Commercial real estate	910	—	—	—	910
SBA	93	4,605	5,717	—	10,415
Consumer:
Single family residential mortgage	—	9,331	—	—	9,331
Other consumer	—	81	—	104	185
Total loans	$1,003	$14,017	$26,084	$104	$41,208

	December 31, 2021
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$13,518	$37	$4,776	$—	$18,331
SBA	689	4,458	11,511	—	16,658
Consumer:
Single family residential mortgage	—	14,012	—	—	14,012
Other consumer	—	—	—	235	235
Total loans	$14,207	$18,507	$16,287	$235	$49,236
Troubled Debt Restructurings
TDR loans consisted of the following as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$24,810	$5,241
Commercial real estate	4,130	4,243
SBA	529	265
Consumer:
Single family residential mortgage	1,321	6,935
Total loans	$30,790	$16,684

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $270 thousand and $63 thousand at September 30, 2022 and December 31, 2021. Accruing TDRs were $11.3 million and nonaccrual TDRs were $19.5 million at September 30, 2022, compared to accruing TDRs of $12.5 million and nonaccrual TDRs of $4.1 million at December 31, 2021. The increase in TDRs during the nine months ended September 30, 2022 was due mostly to the modification of two commercial and industrial loan relationships.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Three Months Ended			Nine Months Ended
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2022
Commercial:
Commercial and industrial(1)	3	$7,500	$7,500	4	$20,340	$20,340
SBA	—	—	—	2	833	833
Total	3	$7,500	$7,500	6	$21,173	$21,173

September 30, 2021
Consumer:
Single family residential mortgage(1)	—	$—	$—	1	$1,800	$1,800
Total	—	$—	$—	1	$1,800	$1,800
(1) Modifications during the three and nine months ended September 30, 2022 and 2021 consisted of extensions of maturity and/or changes to payment schedules.
We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. During the three and nine months ended September 30, 2022 and 2021, there were no loans that were modified as a TDR during the past 12 months that had subsequent payment defaults.

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. During the three and nine months ended September 30, 2022, we purchased loans aggregating $172.7 million and $814.3 million. During the three and nine months ended September 30, 2021, we purchased loans aggregating $249.4 million and $615.4 million.
There were no loans transferred from held for investment to loans held-for-sale and there were no sales of loans for the three and nine months ended September 30, 2022 and 2021.

Non-Traditional Mortgage Loans (“NTM”)
NTM loans are included in our SFR mortgage portfolio and are comprised of interest only loans and Green Loans. As of September 30, 2022 and December 31, 2021, the NTM loans totaled $870.0 million, or 11.9% of total loans, and $635.3 million, or 8.8% of total loans, respectively.
We no longer originate SFR loans, however we have and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At September 30, 2022 and December 31, 2021, interest only loans totaled $863.2 million and $613.3 million. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At September 30, 2022 and December 31, 2021, Green Loans totaled $6.8 million and $21.9 million.
At September 30, 2022 and December 31, 2021, nonperforming NTM loans totaled zero and $4.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM first lien loans are LTV ratios and for Green Loans are FICO scores. At September 30, 2022, our NTM first lien portfolio had a weighted average LTV of approximately 59%.

NOTE 5 – GOODWILL AND OTHER INTANGIBLES
Goodwill
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair values. At September 30, 2022 and December 31, 2021, we had goodwill of $114.3 million and $94.3 million.
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Goodwill, beginning of period	$95,127	$37,144	$94,301	$37,144
Goodwill from business combination	18,190	—	18,190	—
Goodwill adjustments for purchase accounting	995	—	1,821	—
Goodwill, end of period	$114,312	$37,144	$114,312	$37,144
Accumulated impairment losses at end of period	$2,100	$2,100	$2,100	$2,100
The acquisition of Deepstack resulted in the recognition of $18.2 million in goodwill. We also adjusted goodwill as a result of updates to the initial fair value of core deposit intangibles and finalization of income tax returns related to the PMB acquisition during the three and nine months ended September 30, 2022. During the measurement period (not to exceed one year from the acquisition date), the fair value of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.
We evaluate goodwill for impairment as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2021 and determined that no goodwill impairment existed. During the three and nine months ended September 30, 2022, there were no events or circumstances that indicated an interim impairment test of goodwill was necessary.

Other Intangibles
Other intangibles are comprised of the following at September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Core deposit intangibles	$4,281	$6,411
Developed technology	2,800	—
Other intangibles	1,000	—
Total other intangibles	$8,081	$6,411
Other intangibles are amortized over their estimated useful lives and reviewed for impairment at least quarterly. As of September 30, 2022, the weighted average remaining amortization period for core deposit intangibles was approximately 6.8 years. Amortization periods for developed technology and other intangibles acquired in the Deepstack acquisition have useful lives ranging from 3 to 10 years.

The following table presents changes in the carrying amount of other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Other intangibles:
Balance, beginning of period	$34,978	$30,904	$35,958	$30,904
Other intangibles from business combination	3,800	—	3,800	—
Purchase accounting adjustments	—	—	(980)	—
Balance, end of period	38,778	30,904	38,778	30,904
Accumulated amortization:
Balance, beginning of period	30,301	28,835	29,547	28,271
Amortization of other intangibles	396	282	1,150	846
Balance, end of period	30,697	29,117	30,697	29,117
Other intangibles	$8,081	$1,787	$8,081	$1,787
The following table presents estimated future amortization expense of other intangibles as of September 30, 2022:

($ in thousands)	Remainder of 2022	2023	2024	2025	2026	2027 and After	Total
Estimated future amortization expense	$526	$1,799	$1,425	$1,110	$1,013	$2,208	$8,081

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
FHLB Advances
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Fixed rate:
Outstanding balance (1)	$611,000	$411,000
Interest rates ranging from	0.64%	0.64%
Interest rates ranging to	3.70%	3.32%
Weighted average interest rate	2.91%	2.53%
Variable rate:
Outstanding balance	$120,000	$70,000
Weighted average interest rate	3.18%	0.20%
(1)Excludes $4.0 million and $4.9 million of unamortized debt issuance costs at September 30, 2022 and December 31, 2021.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. As of September 30, 2022, FHLB advances included $120.0 million in overnight borrowings with a weighted average interest rate of 3.18% and $611.0 million in term advances with a weighted average life of 3.7 years and a weighted average interest rate of 2.91%.
FHLB advances are collateralized by a blanket lien on all real estate loans. As of September 30, 2022, our secured borrowing capacity with the FHLB totaled $2.23 billion, of which the Bank was eligible to borrow an additional $1.21 billion based on qualifying loans with an aggregate unpaid principal balance of $3.20 billion as of that date. As of September 30, 2022, the Bank also has additional borrowing capacity with the FHLB of $164.0 million, of which the Bank was eligible to borrow an additional $44.0 million based on investment securities pledged with a carrying value of $214.6 million.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $20.2 million and $17.3 million at September 30, 2022 and December 31, 2021.

FRB Borrowings
At September 30, 2022, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) of $733.5 million, including the secured borrowing capacity through the FRB Discount Window and Borrower-in-Custody ("BIC") program. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate.
At September 30, 2022, the Bank has pledged certain qualifying loans with an unpaid principal balance of $975.5 million and securities with a carrying value of $123.1 million as collateral for these lines of credit.
There were no secured borrowings from the FRB Discount Window and no borrowings under the BIC program for the three and nine months ended September 30, 2022. There were no borrowings from the Federal Reserve at September 30, 2022 and December 31, 2021.
The Bank’s investment in capital stock of the Federal Reserve totaled $34.2 million and $27.3 million at September 30, 2022 and December 31, 2021.

Other Borrowings
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at September 30, 2022. The Bank also has the ability to access unsecured overnight borrowings from various financial institutions through the American Financial Exchange platform ("AFX"). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $445.0 million and $441.0 million at September 30, 2022 and December 31, 2021. Borrowings under the AFX totaled zero and $25.0 million at September 30, 2022 and December 31, 2021.
In December 2021, the holding company entered into a $50.0 million revolving line of credit, which matures on December 19, 2022. There were $10.0 million and zero in borrowings under this line of credit at September 30, 2022 and December 31, 2021. At September 30, 2022, we were in compliance with all covenants under our revolving line of credit.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at September 30, 2022 and December 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.

NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			September 30, 2022		December 31, 2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(816)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(1,965)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(2,781)	$277,527	$(3,141)

At September 30, 2022, we were in compliance with all covenants under our long-term debt agreements.

NOTE 8 – INCOME TAXES
For the three and nine months ended September 30, 2022, income tax expense was $9.9 million and $38.9 million, resulting in an effective tax rate of 29.1% and 28.1%. For the three and nine months ended September 30, 2021, income tax expense was $8.7 million and $17.5 million, resulting in an effective tax rate of 27.2% and 23.6%. The effective tax rate for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021, differs from the combined federal and state statutory rate for the consolidated company of 28.9% due primarily to various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate. For the nine months ended September 30, 2021, the effective tax rate differs from the 28.9% combined federal and state statutory rate due primarily to the net tax benefit of $2.5 million from share-based awards, including the exercise of all previously issued outstanding stock appreciation rights in the first quarter of 2021 in addition to the various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $56.4 million and $50.8 million at September 30, 2022 and December 31, 2021.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $925 thousand at both September 30, 2022 and December 31, 2021. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of September 30, 2022, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $699 thousand.
At September 30, 2022 and December 31, 2021, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
During the three and nine months ended September 30, 2022, changes in fair value of interest rate swaps on loans and foreign exchange contracts were gains of $38 thousand and $224 thousand and were included in other income on the consolidated statements of operations. During the three and nine months ended September 30, 2021, changes in fair value of interest rate swaps on loans and foreign exchange contracts were losses of $41 thousand and gains of $240 thousand.
The following table presents the notional amount and fair value of our derivative instruments as of the dates indicated.

	September 30, 2022		December 31, 2021
($ in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(1)
Derivative assets:
Interest rate swaps on loans	$34,199	$2,295	$58,834	$3,390
Foreign exchange contracts	4,629	382	4,725	175
Total	$38,828	$2,677	$63,559	$3,565
Derivative liabilities:
Interest rate swaps on loans	$34,199	$2,251	$58,834	3,594
Foreign exchange contracts	4,629	377	4,725	146
Total	$38,828	$2,628	$63,559	$3,740

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
NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of September 30, 2022, 2,149,934 shares were available for future awards.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Restricted stock awards and units	$1,715	$1,106	$4,482	$3,988

Related tax benefits	$495	$326	$1,295	$1,175

Total stock-based compensation expense represents the cost of time-based and performance-based stock units and awards. At September 30, 2022, unrecognized compensation expense related to restricted stock awards and restricted stock units totaled $13.0 million and will be recognized over a weighted average remaining period of 2.8 years.

Restricted Stock Awards and Restricted Stock Units
We have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are measured based on grant-date fair value. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. These performance targets include conditions relating to our profitability, stock price and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled.
The following table presents unvested restricted stock awards and restricted stock units activity for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,403,060	$14.77	649,010	$17.17
Granted (1)	29,935	$13.88	1,051,117	$13.66
Vested (2)	(29,983)	$15.20	(269,302)	$16.21
Forfeited (3)	(10,919)	$18.83	(38,732)	$17.72
Outstanding at end of period	1,392,093	$14.71	1,392,093	$14.71
(1)There were 17,759 and 782,451 performance-based shares/units included in shares granted for the three and nine months ended September 30, 2022.
(2)There were 17,657 and 42,440 performance-based shares/units included in vested shares for the three and nine months ended September 30, 2022.

(3)The number of forfeited shares included aggregate performance-based shares/units of zero and 9,428 for the three and nine months ended September 30, 2022.

Stock Options
There were no stock options granted during the three and nine months ended September 30, 2022. There were no unvested stock options as of September 30, 2022 and December 31, 2021. The following tables represents stock option activity for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
($ in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	14,904	$13.05	14,904	$13.05
Exercised	—	$—	—	$—
Outstanding at end of period	14,904	$13.05	14,904	$13.05	2.5 years	$44
Exercisable at end of period	14,904	$13.05	14,904	$13.05	2.5 years	$44

Stock Appreciation Rights
In the first quarter of 2021, all of our then outstanding stock appreciation rights (“SARs”) were fully exercised resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 8 - Income Taxes) during the nine months ended September 30, 2021. There are no further outstanding SARs.

NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of our outstanding shares of preferred stock had a $1,000 per share liquidation preference.
The following table presents our total outstanding preferred stock as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Shares Outstanding	Liquidation Preference	Carrying Value	Shares Outstanding	Liquidation Preference	Carrying Value
Series E 7.00% non-cumulative perpetual	—	—	—	98,702	98,702	94,956
Total	—	$—	$—	98,702	$98,702	$94,956

The following table summarizes redemptions and repurchases of these depositary shares for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Series D Preferred Stock:
Depositary shares repurchased	—	—	—	3,730,767
Preferred Stock retired (shares)	—	—	—	93,269

Consideration paid	$—	$—	$—	$93,269
Carrying value	—	—	—	89,922
Impact of preferred stock redemption	$—	$—	$—	$3,347

Series E Preferred Stock:
Depositary shares repurchased	—	—	3,948,080	—
Preferred Stock retired (shares)	—	—	98,702	—

Consideration paid	$—	$—	$98,703	$—
Carrying value	—	—	94,956	—
Impact of preferred stock redemption	$—	$—	$3,747	$—

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
During the three months ended September 30, 2022, common stock repurchased under the program totaled 740,332 shares at a weighted average price of $17.49. During the nine months ended September 30, 2022, common stock repurchased under the program totaled 3,069,058 shares at a weighted average price of $18.28. As of September 30, 2022, the Company had $18.9 million remaining under the current stock repurchase authorization.
Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on securities available-for-sale. Changes to AOCI are presented net of the tax effect as a component of stockholders' equity. Reclassifications from AOCI occur when a security is sold, called or matures and are recorded on the consolidated statements of operations either as a gain or loss. During the quarter ended March 31, 2022, we transferred certain debt securities available-for-sale to held-to-maturity. The unrealized loss on such securities at the time of transfer continues to be reported in AOCI and is amortized over the remaining life of the security as a yield adjustment. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$(34,059)	$14,740	$7,743	$7,746
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	(19,289)	(5,377)	(78,392)	4,535
Reclassification adjustment from other comprehensive income	—	—	(16)	—
Total unrealized loss on securities available-for-sale	(19,289)	(5,377)	(78,408)	4,535
Amortization of unrealized loss of available-for-sale securities transferred to held-to-maturity	275	—	608	—
Tax effect of current period changes	5,494	1,585	22,478	(1,333)
Total changes, net of taxes	(13,520)	(3,792)	(55,322)	3,202
Balance at end of period	$(47,579)	$10,948	$(47,579)	$10,948

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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At September 30, 2022, we have a $2.0 million repurchase reserve related to this VIE.
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

We use the Hypothetical Liquidation at Book Value ("HLBV") method to account for our investments in energy tax projects as an equity investment under ASC 970-323-25-17. Under the HLBV method, an equity method investor determines its share of an investee's net earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $22.4 million and $25.9 million at September 30, 2022 and December 31, 2021.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Cash distribution from investment	$626	$657	$1,782	$1,765
(Loss) gain on investments in alternative energy partnerships	(504)	1,785	(1,705)	(1,016)
Tax (benefit) expense recognized from HLBV application	(146)	491	(493)	(280)

There were no fundings of alternative energy partnership or related income tax credits recognized for the three and nine months ended September 30, 2022 and 2021.
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Cash	$4,082	$4,227
Equipment, net of depreciation	239,727	246,421
Other assets	9,841	9,098
Total unconsolidated assets	$253,650	$259,746
Total unconsolidated liabilities	$9,020	$12,129
Maximum loss exposure	$22,401	$25,888

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $22.4 million, which is our recorded investment amount at September 30, 2022.
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
Capital Trusts - Trust Preferred Securities
In connection with our merger with PMB, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 7 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At September 30, 2022 and December 31, 2021, our investment in these grantor trusts, which is included in other assets in the consolidated statements of financial condition, totaled $527 thousand.

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
The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Ending balance(1)	$46,944	$38,982
Aggregate funding commitment	72,967	61,278
Total amount funded	54,166	51,014
Unfunded commitment	18,801	10,264
Maximum loss exposure	46,944	38,982
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our LIHTC investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Fundings	$1,128	$3,563	$3,152	$5,727
Proportional amortization recognized	1,350	1,051	3,727	3,114
Income tax credits recognized	1,298	1,155	3,834	3,466

NOTE 13 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$24,004	$192	$98,646	$774
Less: preferred stock dividends	—	—	(1,409)	(11)
Less: preferred stock redemption	—	—	(3,718)	(29)
Net income allocated to common stockholders	$24,004	$192	$93,519	$734

Weighted average common shares outstanding	59,567,082	477,321	60,846,798	477,321
Dilutive effects of restricted shares/units	444,321	—	331,389	—
Dilutive effects of stock options	3,736	—	4,392	—
Average shares and dilutive common shares	60,015,139	477,321	61,182,579	477,321

Basic earnings per common share	$0.40	$0.40	$1.54	$1.54
Diluted earnings per common share	$0.40	$0.40	$1.53	$1.54

For the three and nine months ended September 30, 2022, there were 157,049 and 3,391 anti-dilutive restricted shares/units and no anti-dilutive stock options that were excluded from computing diluted earnings per common share.
The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$22,953	$217	$56,061	$534
Less: income allocated to participating securities	—	—	(158)	(2)
Less: preferred stock dividends	(1,711)	(16)	(6,533)	(62)
Less: preferred stock redemption	—	—	(3,315)	(32)
Net income allocated to common stockholders	$21,242	$201	$46,055	$438

Weighted average common shares outstanding	50,239,359	477,321	50,096,607	477,321
Dilutive effects of stock units	188,850	—	242,803	—
Dilutive effects of stock options	3,787	—	5,241	—
Average shares and dilutive common shares	50,431,996	477,321	50,344,651	477,321

Basic earnings per common share	$0.42	$0.42	$0.92	$0.92
Diluted earnings per common share	$0.42	$0.42	$0.91	$0.92

For the three and nine months ended September 30, 2021, there were 206,035 and 194,615 anti-dilutive restricted shares/units and no anti-dilutive stock options that were excluded from computing diluted earnings per common share.
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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	September 30, 2022		December 31, 2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$67,786	$209,519	$37,107	$136,921
Unused lines of credit	6,377	2,082,929	6,894	1,699,933
Letters of credit	2,579	7,088	2,553	5,617

Other Commitments
At September 30, 2022, we had unfunded commitments of $18.8 million, $9.4 million, and $12.1 million for LIHTC investments, Small Business Investment Company ("SBIC") investments, and other investments, respectively.

NOTE 15 – REVENUE RECOGNITION
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Noninterest income
In scope of Topic 606
Deposit service fees	$1,486	$913	$4,767	$2,548
Debit card fees	472	451	1,467	1,333
Other	240	146	536	327
Noninterest income (in-scope of Topic 606)	2,198	1,510	6,770	4,208
Noninterest income (out-of-scope of Topic 606)	3,483	4,009	12,007	9,563
Total noninterest income	$5,681	$5,519	$18,777	$13,771

We do not typically enter into long-term revenue contracts with clients and as of September 30, 2022 and December 31, 2021, we did not have any significant contract balances within the scope of Topic 606. As of September 30, 2022, we did not capitalize any revenue contract acquisition costs.
Sale-leaseback Transactions
In January 2022, we completed a sale-leaseback transaction for $2.4 million and recognized a gain of $771 thousand. In September 2021, we also completed a sale-leaseback transaction in which we sold a branch building for $4.2 million and recognized a gain of $841 thousand. Gains related to sale-leaseback are included in other income in the accompanying consolidated statements of operations.

NOTE 16 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2022, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

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
Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in an aggregate amount less than $120 thousand and $244 thousand for the three and nine months ended September 30, 2022. Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters in aggregate amounts $244 thousand and $400 thousand for the three and nine months ended September 30, 2021.

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

NOTE 18 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on September 30, 2022 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent to September 30, 2022, we repurchased 1,044,009 shares of common stock at a weighted average price of $16.58, or $17.3 million. Since the announcement of the stock repurchase program on March 15, 2022, we have repurchased a total of 4,113,067 shares of common stock at a weighted average price of $17.85 per share, or $73.4 million.
There have been no other subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of September 30, 2022.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2022. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 29 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our over 684 dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed around our target clients in order to serve their banking and financial needs. We also acquired Deepstack Technologies to be able to offer full stack payment processing solutions and become the hub of the financial services ecosystem for our clients. We continue to grow average loans and earning assets, improve our deposit mix, manage our cost of funds, and maintain disciplined expense control.
Financial Highlights
For the third quarter of 2022, net income and net income available to common stockholders was $24.2 million, or $0.40 per diluted common share. This compares to net income of $26.7 million and net income available to common stockholders of $26.7 million, or $0.43 per diluted common share, for the second quarter of 2022 and net income of $23.2 million and net income available to common stockholders of $21.4 million, or $0.42 per diluted common share, for the third quarter of 2021. Net income available to common stockholders includes pre-tax transaction costs of $2.1 million related to the Deepstack acquisition for the third quarter of 2022 and $1.0 million related to the PMB acquisition for the third quarter of 2021. The operating results of PMB are included from its October 18, 2021 acquisition date, and consequently, may impact the comparison of the financial results for the periods presented.
Third quarter of 2022 highlights:
•Acquisition of Deepstack completed on September 15, 2022
•Adjusted diluted EPS of $0.44
•Return on average assets of 1.02%
•Adjusted return on average assets of 1.13%
•Pre-tax pre-provision return on average assets of 1.44%
•Adjusted pre-tax pre-provision return on average assets of 1.59%
•Net interest margin of 3.58%
•Noninterest-bearing deposits increased $117.0 million or 17% annualized to represent 40% of total quarter end deposits
•Average cost of total deposits of 0.47%
•Allowance for credit losses at 1.36% of total loans and 232% of non-performing loans, up from 1.34% and 224% in the prior quarter
•Repurchased $13.0 million of common stock during the quarter and $73.4 million cumulatively this year through November 4, 2022

Acquisition of Deepstack Technologies
On September 15, 2022, the Company completed its acquisition of the assets of Deepstack for $24 million in total consideration. Deepstack is a differentiated software-led and e-commerce payments platform that provides clients with payment solutions, including merchant processing, payments acceptance and disbursements, tokenization, virtual accounts, fraud protection tools, chargeback management, and reconciliation and reporting services. Deepstack advances Banc of California's goal to be the hub of the financial services ecosystem for clients while creating another driver of profitable long-term growth and franchise value including:
•Scalable, meaningful fee-based income
•New clients in verticals attractive to Banc of California
•New source of noninterest-bearing deposits

The Deepstack acquisition is accounted for as a business combination under U.S. GAAP and initial estimates of the fair value of identifiable intangible assets and goodwill acquired are reflected in the Company's balance sheet as of September 30, 2022.

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
The valuation of investment securities considers observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. We employ procedures to monitor the pricing service's assumptions and establish processes to challenge the pricing service's valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. All securities available-for-sale were classified as Level 2 at September 30, 2022 and December 31, 2021. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation. We had no securities available-for-sale classified as Level 3 at September 30, 2022 and December 31, 2021.
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
We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair values of other intangibles are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management. The estimates used to determine the fair values of assets and liabilities acquired in a business combination can be complex and require judgment, as such we typically engage third-party valuation specialists for significant items.
For example, we generally value core deposit intangible assets using a discounted cash flow approach, which require a number of critical estimates that include, but are not limited to, future expected cash flows from depositor relationships, expected "decay" rates, and the determination of discount rates. We used the multi-period excess earnings method to value developed technology, the foregone cash flow method to value client relationships, and the relief from royalty method to value trademarks. Non-compete agreements are estimated using a with and without scenario where cash flows are projected through the term of the non-compete agreement assuming the agreement is in place and compared to cash flows assuming it is not in place. In valuing these intangibles, we made forward looking assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, useful lives and other estimates. These critical estimates are difficult to predict and may result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our initial valuation of net assets and liabilities acquired.
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
Tangible assets and tangible equity are calculated by subtracting goodwill and other intangibles from total assets and total equity. Tangible common equity is calculated by subtracting preferred stock from tangible equity. Return on average tangible common equity is computed by dividing net income (loss) available to common stockholders, after adjustment for amortization of other intangibles, by average tangible common equity. Banking regulators also exclude goodwill and other intangibles from stockholders' equity when assessing the capital adequacy of a financial institution.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

(Dollars in thousands, except per share data) (Unaudited)	September 30, 2022	December 31, 2021
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$9,368,578	$9,393,743
Less goodwill	(114,312)	(94,301)
Less other intangibles	(8,081)	(6,411)
Tangible assets(1)	$9,246,185	$9,293,031

Total stockholders' equity	$951,990	$1,065,290
Less preferred stock	—	(94,956)
Total common stockholders' equity	$951,990	$970,334

Total stockholders' equity	$951,990	$1,065,290
Less goodwill	(114,312)	(94,301)
Less other intangibles	(8,081)	(6,411)
Tangible equity(1)	829,597	964,578
Less preferred stock	—	(94,956)
Tangible common equity(1)	$829,597	$869,622

Total stockholders' equity to total assets	10.16%	11.34%
Tangible equity to tangible assets(1)	8.97%	10.38%
Tangible common equity to tangible assets(1)	8.97%	9.36%

Common shares outstanding	59,679,558	62,188,206
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	60,156,879	62,665,527

Book value per common share	$15.83	$15.48
Tangible common equity per common share(1)	$13.79	$13.88
(1)Non-GAAP measure.

	Three Months Ended			Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Return on tangible common equity
Average total stockholders' equity	$960,806	$969,885	$847,941	$993,208	$850,215
Less average preferred stock	—	—	(94,956)	(25,043)	(118,013)
Average total common stockholders' equity	960,806	969,885	752,985	968,165	732,202
Less average goodwill	(98,916)	(95,127)	(37,144)	(96,133)	(37,144)
Less average other intangibles	(4,570)	(4,869)	(1,941)	(5,216)	(2,226)
Average tangible common equity(1)	$857,320	$869,889	$713,900	$866,816	$692,832

Net income available to common stockholders	$24,196	$26,712	$21,443	$94,253	$46,493
Add amortization of other intangibles	396	313	282	1,150	846
Less tax effect on amortization of other intangibles(2)	(83)	(66)	(59)	(242)	(178)
Net income available to common stockholders(1)	$24,509	$26,959	$21,666	$95,161	$47,161

Return on average equity	9.99%	11.05%	10.84%	13.38%	8.90%
Return on average tangible common equity(1)	11.34%	12.43%	12.04%	14.68%	9.10%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory Federal tax rate of 21%.

	Three Months Ended			Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Adjusted noninterest expense
Total noninterest expense	$50,962	$48,612	$37,811	$146,170	$124,806
Noninterest expense adjustments:
Professional (fees) recoveries	(1,017)	(455)	2,152	(1,366)	2,715
Acquisition, integration and transaction costs	(2,080)	—	(1,000)	(2,080)	(2,400)
Noninterest expense adjustments before (loss) gain in alternative energy partnership investments	(3,097)	(455)	1,152	(3,446)	315
(Loss) gain in alternative energy partnership investments	(504)	(1,043)	1,785	(1,705)	(1,016)
Total noninterest expense adjustments	(3,601)	(1,498)	2,937	(5,151)	(701)
Adjusted noninterest expense(1)	$47,361	$47,114	$40,748	$141,019	$124,105

Average assets	$9,408,740	$9,342,696	$8,141,613	$9,381,307	$7,944,218
Noninterest expense to average total assets	2.15%	2.09%	1.84%	2.08%	2.10%
Adjusted noninterest expense to average total assets(1)	2.00%	2.02%	1.99%	2.01%	2.09%
(1)Non-GAAP measure.

	Three Months Ended			Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Adjusted pre-tax pre-provision income
Net interest income	$79,408	$78,299	$62,976	$234,148	$180,739
Noninterest income	5,681	7,186	5,519	18,777	13,771
Total revenue	85,089	85,485	68,495	252,925	194,510
Noninterest expense	50,962	48,612	37,811	146,170	124,806
Pre-tax pre-provision income(1)	$34,127	$36,873	$30,684	$106,755	$69,704

Total revenue	$85,089	$85,485	$68,495	$252,925	$194,510
Noninterest expense	50,962	48,612	37,811	146,170	124,806
Total noninterest expense adjustments	(3,601)	(1,498)	2,937	(5,151)	(701)
Adjusted noninterest expense(1)	47,361	47,114	40,748	141,019	124,105
Adjusted pre-tax pre-provision income(1)	$37,728	$38,371	$27,747	$111,906	$70,405

Average assets	$9,408,740	$9,342,696	$8,141,613	$9,381,307	$7,944,218
Pre-tax pre-provision income ROAA(1)	1.44%	1.58%	1.50%	1.52%	1.17%
Adjusted pre-tax pre-provision income ROAA(1)	1.59%	1.65%	1.35%	1.59%	1.18%
Efficiency ratio(1)	59.89%	56.87%	55.20%	57.79%	64.16%
Adjusted efficiency ratio(1)	55.66%	55.11%	59.49%	55.76%	63.80%
(1)Non-GAAP measure.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Adjusted net income
Net income(1)	$24,196	$26,712	$23,170	$99,420	$56,595
Adjustments:
Noninterest expense adjustments	3,601	1,498	(2,937)	5,151	701
Tax impact of adjustments above(2)	(1,065)	(443)	868	(1,523)	(207)
Tax impact from exercise of stock appreciation rights	—	—	—	—	(2,093)
Adjustments to net income	2,536	1,055	(2,069)	3,628	(1,599)
Adjusted net income(3)	$26,732	$27,767	$21,101	$103,048	$54,996

Average assets	$9,408,740	$9,342,696	$8,141,613	$9,381,307	$7,944,218
ROAA	1.02%	1.15%	1.13%	1.42%	0.95%
Adjusted ROAA(3)	1.13%	1.19%	1.03%	1.47%	0.93%

Adjusted net income available to common stockholders
Net income available to common stockholders	$24,196	$26,712	$21,443	$94,253	$46,493
Adjustments to net income	2,536	1,055	(2,069)	3,628	(1,599)
Adjustments for impact of preferred stock redemption	—	—	—	3,747	3,347
Adjusted net income available to common stockholders(3)	$26,732	$27,767	$19,374	$101,628	$48,241

Average diluted common shares	60,492,460	61,600,615	50,909,317	61,659,900	50,821,972
Diluted EPS	$0.40	$0.43	$0.42	$1.53	$0.91
Adjusted diluted EPS(3)(4)	$0.44	$0.45	$0.38	$1.65	$0.95
(1)Net income for the nine months ended September 30, 2022 includes a $31.3 million pre-tax reversal of credit losses due to the recovery from the settlement of a previously charged-off loan; there is no similar recovery in any of the other periods presented. The Bank previously recognized a $35.1 million charge-off for this loan during the third quarter of 2019.
(2)Tax impact of adjustments shown at an effective tax rate of 29.6%.
(3)Non-GAAP measure.
(4)Represents adjusted net income available to common stockholders divided by average diluted common shares.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021:

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)(2)	$7,313,519	$83,699	4.54%	$7,269,655	$78,895	4.35%	$6,059,330	$63,837	4.18%
Securities	1,194,942	10,189	3.38%	1,216,612	8,124	2.68%	1,347,317	7,167	2.11%
Other interest-earning assets (3)	292,819	2,085	2.82%	295,715	1,399	1.90%	222,274	787	1.40%
Total interest-earning assets	8,801,280	95,973	4.33%	8,781,982	88,418	4.04%	7,628,921	71,791	3.73%
Allowance for loan losses	(93,517)			(94,217)			(76,028)
BOLI and noninterest-earning assets (4)	700,977			654,931			588,720
Total assets	$9,408,740			$9,342,696			$8,141,613
Interest-bearing liabilities:
Interest-bearing checking	$2,285,071	3,880	0.67%	$2,363,233	1,457	0.25%	$2,280,429	632	0.11%
Savings and money market	1,536,438	2,236	0.58%	1,598,663	860	0.22%	1,583,791	1,350	0.34%
Certificates of deposit	832,506	2,871	1.37%	631,415	863	0.55%	571,822	430	0.30%
Total interest-bearing deposits	4,654,015	8,987	0.77%	4,593,311	3,180	0.28%	4,436,042	2,412	0.22%
FHLB advances	482,842	3,558	2.92%	485,629	3,114	2.57%	435,984	2,990	2.72%
Other borrowings	70,431	412	2.32%	117,688	325	1.11%	126,352	34	0.11%
Long-term debt	274,665	3,608	5.21%	274,515	3,500	5.11%	256,634	3,379	5.22%
Total interest-bearing liabilities	5,481,953	16,565	1.20%	5,471,143	10,119	0.74%	5,255,012	8,815	0.67%
Noninterest-bearing deposits	2,855,220			2,804,877			1,939,912
Noninterest-bearing liabilities	110,761			96,791			98,748
Total liabilities	8,447,934			8,372,811			7,293,672
Total stockholders’ equity	960,806			969,885			847,941
Total liabilities and stockholders’ equity	$9,408,740			$9,342,696			$8,141,613
Net interest income/spread		$79,408	3.13%		$78,299	3.30%		$62,976	3.06%
Net interest margin (5)			3.58%			3.58%			3.28%

Ratio of interest-earning assets to interest-bearing liabilities	161%			161%			145%
Total deposits(6)	7,509,235	8,987	0.47%	7,398,188	3,180	0.17%	6,375,954	2,412	0.15%
Total funding (7)	8,337,173	16,565	0.79%	8,276,020	10,119	0.49%	7,194,924	8,815	0.49%
(1)Includes average loans held for sale of $4.2 million, $3.6 million and $3.0 million for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively, which are included in other assets in the accompanying consolidated statements of financial condition.

(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $51 thousand, $(155) thousand and $514 thousand for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $125.6 million, $124.8 million and $113.4 million for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively.
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

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022
Net interest income increased $1.1 million to $79.4 million for the third quarter due to higher average balances and yield on interest-earning assets, partially offset by higher average balances and costs on interest-bearing liabilities.
The net interest margin remained unchanged at 3.58% for the third quarter as the average interest-earning assets yield increased 29 basis points and the cost of average total funding increased 30 basis points while average interest-bearing assets remain relatively unchanged. The yield on average interest-earning assets increased to 4.33% for the third quarter from 4.04% for the second quarter due to the mix of interest-earning assets and higher yields on loans, securities and other interest-earning assets. The overall loan yield increased 19 basis points to 4.54% during the third quarter as a result of the portfolio mix and the impact of higher market interest rates. The loan yields include the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest and accelerated discount accretion on the early payoff of purchased loans; these items increased the overall loan yield by 6 basis points in the third quarter, compared to 10 basis points in the prior quarter.
The average cost of funds increased 30 basis points to 0.79% for the third quarter from 0.49% for the second quarter. This increase was driven by the higher cost of average interest-bearing liabilities, which increased 46 basis points to 1.20% for the third quarter from 0.74% for the second quarter. The cost of average interest-bearing deposits increased 49 basis points to 0.77% for the third quarter from 0.28% for the second quarter while the cost of average FHLB advances increased 35 basis points to 2.92% for the third quarter from 2.57% for the second quarter. These increases in the costs of funds were mostly a result of higher market interest rates.
Average noninterest-bearing deposits were $50.3 million higher in the third quarter compared to the second quarter while average deposits were $111.0 million higher for the linked quarters. Average noninterest-bearing deposits represented 38% of total average deposits for both the third quarter and the second quarter. The cost of total average deposits increased 30 basis points to 0.47% for the third quarter. The spot rate of total deposits was 0.56% at the end of the third quarter.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net interest income for the third quarter of 2022 increased $16.4 million to $79.4 million compared to $63.0 million for the same 2021 period. Net interest income was positively impacted by higher average interest-earning assets, a higher yield on such assets, and improved funding mix, partially offset by higher average interest-bearing liabilities and higher funding costs. The 2022 operating results include the impact of acquiring PMB in the fourth quarter of 2021.

The net interest margin increased 30 basis points to 3.58% for the third quarter of 2022 as the average interest-earning assets yield increased 60 basis points and the average cost of total funding increased 30 basis points. The average yield on interest-earning assets increased to 4.33% for the third quarter of 2022 from 3.73% for the same 2021 period due to the mix of interest-earning assets and higher yields on securities and other interest-earning assets as a result of higher market interest rates. The average Federal funds rate was 2.18% for the third quarter of 2022 compared to 0.09% for the same 2021 period. Average loans increased by $1.25 billion from ongoing loan growth, including loans from the acquisition of PMB. The average yield on loans increased 36 basis points to 4.54% for the third quarter of 2022, compared to 4.18% for the same 2021 period. The loan yield includes the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest, accelerated discount accretion on the early payoff of purchased loans, and accelerated fees from PPP loan forgiveness; these items increased the loan yield by 6 basis points in the third quarter of 2022 compared to 11 basis points for same 2021 period.

The average cost of funds increased 30 basis points to 0.79% for the third quarter of 2022, from 0.49% for the same 2021 period. This increase was driven by the higher cost of average interest-bearing liabilities impacted by higher market rates. The average cost of interest-bearing liabilities increased 53 basis points to 1.20% for the third quarter of 2022 from 0.67% for the same 2021 period, partially offset by an improved funding mix, including higher average noninterest-bearing deposits as a result of the PMB acquisition and growth from ongoing business development efforts. Average noninterest-bearing deposits represented 38% of total average deposits for the third quarter of 2022, compared to 30% for the same 2021 period. The average cost of interest-bearing deposits increased 55 basis points to 0.77% for the third quarter of 2022 from 0.22% for the same 2021 period while the average cost of total deposits increased 32 basis points to 0.47% for the third quarter of 2022, compared to 0.15% for the same 2021 period. Average FHLB advances and other borrowings decreased $9.1 million due mostly to lower overnight borrowings, offset by higher term advances.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022			2021
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)(2)	$7,282,169	$238,828	4.38%	$5,872,604	$187,082	4.26%
Securities	1,234,188	25,622	2.78%	1,297,636	20,654	2.13%
Other interest-earning assets (3)	284,725	4,210	1.98%	272,126	2,350	1.15%
Total interest-earning assets	8,801,082	268,660	4.08%	7,442,366	210,086	3.77%
Allowance for loan losses	(93,454)			(78,729)
BOLI and noninterest-earning assets (4)	673,679			580,581
Total assets	$9,381,307			$7,944,218
Interest-bearing liabilities:
Interest-bearing checking	$2,352,067	5,978	0.34%	$2,201,568	2,212	0.13%
Savings and money market	1,602,280	3,606	0.30%	1,625,214	5,985	0.49%
Certificates of deposit	658,576	3,971	0.81%	641,157	2,044	0.43%
Total interest-bearing deposits	4,612,923	13,555	0.39%	4,467,939	10,241	0.31%
FHLB advances	476,158	9,625	2.70%	433,532	9,046	2.79%
Other borrowings	101,369	792	1.04%	49,914	40	0.11%
Long-term debt	274,533	10,540	5.13%	256,497	10,020	5.22%
Total interest-bearing liabilities	5,464,983	34,512	0.84%	5,207,882	29,347	0.75%
Noninterest-bearing deposits	2,818,795			1,788,096
Noninterest-bearing liabilities	104,321			98,025
Total liabilities	8,388,099			7,094,003
Total stockholders’ equity	993,208			850,215
Total liabilities and stockholders’ equity	$9,381,307			$7,944,218
Net interest income/spread		$234,148	3.24%		$180,739	3.02%
Net interest margin (5)			3.56%			3.25%

Ratio of interest-earning assets to interest-bearing liabilities	161%			143%
Total deposits(6)	7,431,718	13,555	0.24%	6,256,035	10,241	0.22%
Total funding (7)	8,283,778	34,512	0.56%	6,995,978	29,347	0.56%
(1)Includes average loans held for sale of $3.8 million and $2.1 million for the nine months ended September 30, 2022 and 2021, which are included in other assets in the accompanying consolidated statements of financial condition.
(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $(520) thousand and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively, are included in interest income.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $124.8 million and $112.7 million for the nine months ended September 30, 2022 and 2021.
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

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net interest income increased $53.4 million to $234.1 million for the nine months ended September 30, 2022 due to higher average balances and yield on interest-earning assets, partially offset by higher average balances and costs of interest-bearing liabilities.
The net interest margin increased 31 basis points to 3.56% as the average earning-assets yield increased 31 basis points and the average cost of total funding remained unchanged between periods. The yield on average interest-earning assets increased to 4.08% for the nine months ended September 30, 2022, from 3.77% for 2021 due mostly to the mix of interest-earning assets and higher market interest rates. Average loans represented 83% of average earnings assets in 2022 compared to 79% for the same period in 2021. Average loans increased by $1.41 billion from ongoing loan growth and the impact of the acquisition of PMB in the fourth quarter of 2021. The yield on average loans for the nine months ended September 30, 2022 was 4.38% compared to 4.26% for the same period in 2021. The yield on average investment securities and other interest-earning assets increased 65 basis points and 83 basis points, respectively, for the nine months ended September 30, 2022, compared to the same period in 2021.
The average cost of funds was 0.56% for both the nine months ended September 30, 2022 and 2021 despite a rising rate environment during the current year. The cost of average interest-bearing liabilities increased 9 basis points to 0.84% for the nine months ended September 30, 2022 compared to the same period in 2021 and included an 8 basis points increase in the cost of average interest-bearing deposits to 0.39%. The increase in the cost of average interest-bearing liabilities was offset by the overall improved funding mix, including higher average noninterest-bearing deposits as a result of growth from business development efforts and the impact of the acquisition of PMB.
Average noninterest-bearing deposits represented 38% of total average deposits for the nine months ended September 30, 2022 compared to 29% for the same period in 2021. Average noninterest-bearing deposits were $1.03 billion higher for the nine months ended September 30, 2022 compared to the same period in 2021 while average total deposits were $1.18 billion higher. The average cost of total deposits increased 2 basis points to 0.24% for the nine months ended September 30, 2022 compared to the same period in 2021.
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

	Three Months Ended September 30, 2022 vs. 2021			Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$14,021	$5,841	$19,862	$46,083	$5,663	$51,746
Securities	(887)	3,909	3,022	(1,052)	6,020	4,968
Other interest-earning assets	309	989	1,298	114	1,746	1,860
Total interest and dividend income	$13,443	$10,739	$24,182	$45,145	$13,429	$58,574
Interest expense:
Interest-bearing checking	$1	$3,247	$3,248	$161	$3,605	$3,766
Savings and money market	(192)	1,078	886	(918)	(1,461)	(2,379)
Certificates of deposit	277	2,164	2,441	56	1,871	1,927
FHLB advances	335	233	568	869	(290)	579
Other borrowings	(23)	401	378	79	673	752
Long-term debt	234	(5)	229	694	(174)	520
Total interest expense	632	7,118	7,750	941	4,224	5,165
Net interest income	$12,811	$3,621	$16,432	$44,204	$9,205	$53,409

Provision for Credit Losses
The provision for credit losses is charged to operations to adjust the allowance for credit losses to the level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
(Reversal of) provision for loan losses	$(500)	$(500)	$(2,566)	$(32,342)	$(6,458)
Provision for (reversal of) credit losses - unfunded loan commitments	500	500	1,419	800	2,050
Total (reversal of) provision for credit losses	$—	$—	$(1,147)	$(31,542)	$(4,408)

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022
There was no provision for credit losses for both the third quarter and the second quarter as the benefits of the continuing favorable credit quality performance in the loan portfolio combined with a decrease in total loan balances offset the estimated allowance resulting from changes in the portfolio mix and our reasonable and supportable forecast, primarily related to the economic outlook from the FRB's actions to control inflation.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
There was no provision for credit losses for the third quarter of 2022, compared to a reversal of $1.1 million for the same 2021 period. The reversal of credit losses in the third quarter of 2021 was driven primarily by improvements in the economic forecasts with the rollout of the COVID-19 vaccines and continued improvement in credit metrics of the Bank. This was partially offset by loan growth experienced in the quarter resulting in higher balances.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
During the nine months ended September 30, 2022, the provision for credit losses was a reversal of $31.5 million, compared to a reversal of $4.4 million during 2021. The higher reversal of credit losses for the nine months ended September 30, 2022 was due to a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.
See further discussion in "Allowance for Credit Losses."

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Customer service fees	$2,462	$2,578	$1,900	$7,474	$5,648
Loan servicing income	636	109	170	957	476
Income from bank owned life insurance	873	810	715	2,479	2,077
Net gain on sale of securities available-for-sale	—	—	—	16	—
Other income	1,710	3,689	2,734	7,851	5,570
Total noninterest income	$5,681	$7,186	$5,519	$18,777	$13,771

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022
Noninterest income decreased $1.5 million to $5.7 million for the third quarter compared to the prior quarter primarily due to lower other income of $2.0 million, offset by higher loan servicing income of $527 thousand. Other income decreased due mostly to lower gains from equity investments of $2.1 million, which are recorded based on the most recent information available from the investee and fluctuates based on their underlying performance. The higher loan servicing income related to the purchase of loan servicing rights at the end of the second quarter of 2022, with an underlying loan servicing portfolio of $1.7 billion and a remaining asset value of $22.0 million at September 30, 2022.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Noninterest income for the third quarter of 2022 increased $162 thousand to $5.7 million compared to the same 2021 period due to higher customer service fees and loan servicing income, offset by lower other income. The $562 thousand increase in customer services fees was due mostly to higher deposit activity fees of $602 thousand attributed to higher average deposit balances and reflected a full quarter of activity from the acquisition of PMB. The $466 thousand increase in loan servicing income related to the purchase of loan servicing rights in the second quarter of 2022. The $1.0 million decrease in other income was due mostly to the 2021 period including a $841 thousand gain related to a sale-leaseback transaction; there was no similar income in the third quarter of 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Noninterest income for the nine months ended September 30, 2022 increased $5.0 million to $18.8 million compared to 2021. The increase for most categories are a result of including PMB's operations for a full nine months in 2022 compared to 2021. Customer services fees increased $1.8 million due mostly to higher deposit activity fees of $2.4 million attributed to higher average deposit balances, partially offset by lower loan fees of $657 thousand. Loan servicing income increased $481 thousand due mostly to the acquisition of servicing rights during the second quarter of 2022. Income from bank-owned life insurance increased $402 thousand due to higher average balances. The $2.3 million increase in other income is due mostly to higher income from equity investments of $2.8 million, partially offset by a $773 thousand decrease in the change in fair value of loans held for sale between periods.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Salaries and employee benefits	$27,997	$28,264	$24,786	$85,248	$75,547
Occupancy and equipment	8,649	7,876	7,124	24,380	21,597
Professional fees	4,507	4,107	892	11,521	6,663
Data processing	1,699	1,782	1,646	5,309	4,922
Regulatory assessments	925	1,021	812	2,721	2,355
Reversal of provision for loan repurchases	(26)	(490)	(42)	(987)	(273)
Amortization of other intangibles	396	313	282	1,150	846
Acquisition, integration and transaction costs	2,080	—	1,000	2,080	2,400
Other expense	4,231	4,696	3,096	13,043	9,733
Noninterest expense before loss (gain) on investments in alternative energy partnerships	50,458	47,569	39,596	144,465	123,790
Loss (gain) on investments in alternative energy partnerships	504	1,043	(1,785)	1,705	1,016
Total noninterest expense	$50,962	$48,612	$37,811	$146,170	$124,806

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022
Noninterest expense increased $2.4 million to $51.0 million for the third quarter compared to the second quarter. The increase was due mostly to (i) acquisition, integration and transaction costs of $2.1 million related to the Deepstack acquisition, (ii) higher occupancy and equipment expense of $773 thousand including an early lease termination charge of $285 thousand, (iii) higher professional fees of $400 thousand, due mostly to a $562 thousand increase in indemnified legal fees (net of insurance recoveries), and (iv) lower reversal of provision for loan repurchases of $464 thousand. These increases were offset by lower net loss in alternative energy partnership investments of $539 thousand and lower other expenses of $465 thousand. Professional fees included net indemnified legal expenses of $1.0 million in the third quarter compared to net indemnified legal expenses of $455 thousand in the second quarter.

Total operating costs, defined as noninterest expense adjusted for certain expense items (refer to section Non-GAAP Measures), increased $247 thousand to $47.4 million for the third quarter compared to $47.1 million for the prior quarter. This increase is due mostly to (i) higher occupancy and equipment expense of $773 thousand and (ii) lower reversal of provision for loan repurchase reserves of $464 thousand, offset by a decrease in other expenses of $990 thousand, including lower salary and employee benefits, professional fees and other expenses.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Noninterest expense was $51.0 million for the third quarter of 2022, an increase of $13.2 million from $37.8 million for the comparable 2021 period due mostly to including PMB's operations since the date of acquisition. The increase included (i) higher professional fees of $3.6 million, due mostly to net indemnified legal costs of $1.0 million for the third quarter of 2022 compared to net recoveries of $2.2 million during 2021, (ii) higher salaries and employee benefits of $3.2 million due to a higher number of employees, (iii) higher loss on investments in alternative energy partnerships of $2.3 million, (iv) higher occupancy and equipment of $1.5 million, due to additional facilities, (v) higher acquisition, integration and transaction costs of $1.1 million, and (vi) higher other expense of $1.1 million. Other expense for the third quarter of 2021 included a gain on sale of other real estate owned of $365 thousand; there was no sale of other real estate owned for the same period in 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Noninterest expense for the nine months ended September 30, 2022 increased $21.4 million to $146.2 million compared to 2021. The increase was primarily due to: (i) higher salaries and employee benefits of $9.7 million and occupancy and equipment expense of $2.8 million due to the increases in personnel and facilities from the acquisition of PMB, (ii) higher professional fees of $4.9 million, due mostly to a $4.3 million increase in indemnified legal fees (net of insurance recoveries), (iii) higher other expense of $3.3 million due to including the operations of PMB since the date of acquisition and (iv) higher loss in alternative energy partnership investments of $689 thousand. These increases were partially offset by: (i) higher reversal of loan repurchase reserves of $714 thousand and (ii) lower acquisition, integration and transaction costs of $320 thousand.

Income Tax Expense
For the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, income tax expense was $9.9 million, $10.2 million, and $8.7 million, resulting in an effective tax rate of 29.1%, 27.6% and 27.2%, respectively. The effective tax rate for the full year 2022 is estimated to be 28%.
Income tax expense totaled $38.9 million for the nine months ended September 30, 2022, representing an effective tax rate of 28.1%, compared to $17.5 million and an effective tax rate of 23.6% for 2021. The effective tax rate for the nine months ended September 30, 2022 was higher than the comparable 2021 period due mostly to the first quarter of 2021 including a net tax benefit of $2.1 million resulting from the exercise of all previously issued outstanding stock appreciation rights.
For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB advances, FRB Discount Window capacity, repurchase agreements, and certain public deposits.

Investment Securities Available-for-Sale
The following table presents the amortized cost and fair value of the investment securities available for sale portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$12,156	$12,106	$(50)	$14,679	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	12,012	10,696	(1,316)	190,382	191,969	1,587
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	151,582	141,157	(10,425)	242,458	241,541	(917)
Municipal securities	—	—	—	117,913	119,015	1,102
Non-agency residential mortgage-backed securities	52,076	41,514	(10,562)	56,014	56,025	11
Collateralized loan obligations	492,775	472,676	(20,099)	521,275	518,964	(2,311)
Corporate debt securities	177,774	169,416	(8,358)	162,002	173,598	11,596
Total securities available-for-sale	$898,375	$847,565	$(50,810)	$1,304,723	$1,315,703	$10,980

Securities available-for-sale were $847.6 million at September 30, 2022, a decrease of $468.1 million, or 35.6%, from $1.32 billion at December 31, 2021. The decrease was mainly due to the transfer of certain securities to the held-to-maturity portfolio as described further below, principal payments of $31.1 million, collateralized loan obligation (CLO) payoffs of $28.5 million, sales of $17.6 million and higher unrealized net losses of $61.8 million, offset by purchases of $17.5 million.
Net unrealized losses on securities available-for-sale were $50.8 million at September 30, 2022, compared to a net unrealized gain of $11.0 million at December 31, 2021. The net unrealized gain or loss on securities available-for-sale, net of tax, is reflected in accumulated other comprehensive income (loss). Increases in longer term market interest rates resulted in higher net unrealized losses in our securities portfolio and stockholders’ equity. As market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. To this end, we may have further net unrealized losses on our securities classified as available–for-sale, which would negatively affect our total and tangible stockholders’ equity.
CLOs totaled $472.7 million and $519.0 million and were all AAA and AA rated at September 30, 2022 and December 31, 2021. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
We did not record credit impairment for any investment securities for the three and nine months ended September 30, 2022 or 2021. We monitor our securities portfolio to ensure it has adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of September 30, 2022, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at September 30, 2022, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of September 30, 2022, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and credit market conditions.

Investment Securities Held-to-Maturity
Securities held-to-maturity totaled $328.8 million at September 30, 2022 and included $214.6 million in agency securities and $114.2 million in municipal securities. During the first quarter of 2022, we transferred certain longer-duration fixed-rate mortgage-backed securities and municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to lower the adverse impact rising interest rates may have on the fair value of such securities. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which is subsequently amortized into interest income as a yield adjustment over the remaining life of the securities. The unrealized losses remaining in accumulated other comprehensive income are also accreted into interest income in a consistent manner. As a result, there is no impact on the consolidated statements of operations.
The following table presents the amortized cost and fair value of investment securities held-to-maturity as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,127	$123,949	$(29,178)	$—	$—	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,426	49,476	(11,950)	—	—	—
Municipal securities	114,204	89,927	(24,277)	—	—	—
Total securities held-to-maturity	$328,757	$263,352	$(65,405)	$—	$—	$—

The following table presents the fair values and weighted average yields or tax-equivalent yields using amortized cost of the securities held-to-maturity portfolio as of September 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$7,960	2.52%	$115,989	2.70%	$123,949	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	49,476	2.64%	49,476	2.64%
Municipal securities (1)	—	—%	—	—%	16,197	2.19%	73,730	2.71%	89,927	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$24,157	2.29%	$239,195	2.69%	$263,352	2.65%
(1) Computed on a tax-equivalent basis.
The following table presents the fair values and weighted average yields using amortized cost of the securities available-for-sale portfolio as of September 30, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$12,106	1.82%	$—	—%	$—	—%	$—	—%	$12,106	1.82%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	10,696	2.23%	—	—%	10,696	2.23%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	79,654	3.16%	8,138	2.72%	33,003	1.92%	20,362	1.83%	141,157	2.61%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	41,514	2.50%	41,514	2.50%
Collateralized loan obligations	472,676	4.23%	—	—%	—	—%	—	—%	472,676	4.23%
Corporate debt securities	—	—%	156,566	4.82%	12,850	5.73%	—	—%	169,416	4.89%
Total securities available-for-sale	$564,436	4.03%	$164,704	4.71%	$56,549	2.76%	$61,876	2.30%	$847,565	3.93%

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021	Amount Change	Percentage Change
Commercial:
Commercial and industrial(1)	$1,993,416	$2,668,984	$(675,568)	(25.3)%
Commercial real estate	1,240,927	1,311,105	(70,178)	(5.4)%
Multifamily	1,698,455	1,361,054	337,401	24.8%
SBA(2)	85,674	205,548	(119,874)	(58.3)%
Construction	236,495	181,841	54,654	30.1%
Total commercial loans	5,254,967	5,728,532	(473,565)	(8.3)%
Consumer:
Single family residential mortgage	1,947,652	1,420,023	527,629	37.2%
Other consumer	86,701	102,925	(16,224)	(15.8)%
Total consumer loans	2,034,353	1,522,948	511,405	33.6%
Total loans(3)	7,289,320	7,251,480	37,840	0.5%
Allowance for loan losses	(92,444)	(92,584)	140	(0.2)%
Total loans receivable, net	$7,196,876	$7,158,896	$37,980	0.5%
(1)Includes warehouse lending balances of $766.4 million and $1.60 billion at September 30, 2022 and December 31, 2021.
(2)Includes 39 PPP loans totaling $20.0 million, net of unamortized loan fees totaling $4 thousand at September 30, 2022 and 397 PPP loans totaling $123.1 million, net of unamortized loan fees totaling $772 thousand at December 31, 2021.
(3)Total loans include net deferred loan origination costs (fees), purchased premiums (discounts), and fair value allocations of premiums (discounts) totaling $7.1 million and $5.5 million at September 30, 2022 and December 31, 2021.

Gross loans increased $37.8 million to $7.3 billion from December 31, 2021 due to loan fundings of $3.0 billion, including single-family residential purchases of $814.3 million, partially offset by a decrease in warehouse lending balances of $836.1 million, PPP loans payoffs of $103.1 million and other paydown and payoff activity. During the first quarter of 2022, $150.1 million of owner-occupied commercial real estate loans acquired in the PMB acquisition were moved to the other commercial and industrial category from the commercial real estate category. SBA loans decreased by $119.9 million due mostly from the SBA processing forgiveness requests. At September 30, 2022, SBA loans included $20.0 million of PPP loans, compared to $123.1 million at December 31, 2021.
Total commercial loans, excluding warehouse lending, increased $362.6 million, or 6.6% on an annualized basis during the nine months ended September 30, 2022.
We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. As of September 30, 2022, loans secured by residential real estate (single-family, multifamily, single-family construction, warehouse lending credit facilities) represent approximately 64% of our total loans outstanding.

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

The following table presents the risk categories for total loans by class of loans as of September 30, 2022 and December 31, 2021:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial:
Commercial and industrial	$1,900,686	$33,713	$59,017	$—	$1,993,416
Commercial real estate	1,225,261	1,757	13,909	—	1,240,927
Multifamily	1,666,901	14,118	17,436	—	1,698,455
SBA	69,447	4,648	11,579	—	85,674
Construction	236,495	—	—	—	236,495
Consumer:
Single family residential mortgage	1,931,549	7,411	8,692	—	1,947,652
Other consumer	86,315	142	244	—	86,701
Total	$7,116,654	$61,789	$110,877	$—	$7,289,320

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial:
Commercial and industrial	$2,550,540	$65,659	$52,785	$—	$2,668,984
Commercial real estate	1,292,837	4,845	13,423	—	1,311,105
Multifamily	1,312,038	46,314	2,702	—	1,361,054
SBA	181,129	6,040	18,379	—	205,548
Construction	171,731	10,110	—	—	181,841
Consumer:
Single family residential mortgage	1,395,785	10,423	13,815	—	1,420,023
Other consumer	102,538	92	295	—	102,925
Total	$7,006,598	$143,483	$101,399	$—	$7,251,480

Loans risk rated special mention decreased $81.7 million to $61.8 million at September 30, 2022 compared to $143.5 million at December 31, 2021 due mostly to activity within commercial and industrial and multifamily loans. Special mention payoffs totaled $40.7 million and there was a net migration out of special mention of $41.9 million. Loans risk rated substandard increased $9.5 million to $110.9 million at September 30, 2022 compared to $101.4 million at December 31, 2021 due mostly to additions of $52.7 million, partially offset by payoffs of $28.4 million and upgrades of $12.3 million. There were no loans risk rated doubtful at September 30, 2022 and December 31, 2021.

The C&I industry concentrations in dollars and as a percentage of total outstanding C&I loan balances are summarized below:

	September 30, 2022
($ in thousands)	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and Insurance - Warehouse Lending	$766,362	38%
Real Estate and Rental Leasing	190,308	10%
Finance and Insurance - Other	124,676	6%
Manufacturing	119,448	6%
Healthcare	98,319	5%
Television / Motion Pictures	70,803	4%
Arts, Entertainment & Recreation	70,134	4%
Gas Stations	59,712	3%
Other Retail Trade	58,817	3%
Construction	46,430	2%
Wholesale Trade	41,913	2%
Professional Services	41,262	2%
Management of Companies and Enterprises	36,383	2%
Educational Services	35,877	2%
Food Services	31,247	2%
Transportation	20,013	1%
Accommodations	8,822	—%
Other	172,890	9%
Total	$1,993,416	100%

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
As of September 30, 2022 and December 31, 2021, the NTM loans totaled $870.0 million, or 11.9% of total loans, and $635.3 million, or 8.8% of total loans, respectively. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At September 30, 2022 and December 31, 2021, interest only loans totaled $863.2 million and $613.3 million. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. Green Loans are generally interest only for a 15-year term with a balloon payment due at maturity. At September 30, 2022 and December 31, 2021, Green Loans totaled $6.8 million and $21.9 million.
The total NTM portfolio increased by $234.8 million, or 37.0% during the nine months ended September 30, 2022. The increase was due to loan purchases, offset by principal paydowns and payoffs.
At September 30, 2022 and December 31, 2021, nonperforming NTM loans totaled zero and $4.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continually monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM first lien loans are LTV ratios and for Green Loans are FICO scores. At September 30, 2022, our NTM first lien portfolio had a weighted average LTV of approximately 59%.

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Nonaccrual loans	42,674	52,558	(9,884)	(18.8)%
Total nonperforming loans	42,674	52,558	(9,884)	(18.8)%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$42,674	$52,558	$(9,884)	(18.8)%
Performing restructured loans (1)	$11,252	$12,538	$(1,286)	(10.3)%
Nonaccrual loans to total loans	0.59%	0.72%
Nonperforming loans to total loans	0.59%	0.72%
Total nonperforming assets to total assets	0.46%	0.56%
ALL to nonperforming loans	216.63%	176.16%
ACL to nonperforming loans	231.64%	186.82%

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

Additional interest income of approximately $818 thousand and $2.2 million would have been recorded during the three and nine months ended September 30, 2022, had these loans been paid in accordance with their original terms throughout the periods indicated.

Non-performing loans decreased $9.9 million to $42.7 million as of September 30, 2022, of which $17.9 million, or 42%, relates to loans in a current payment status. The decrease was due mostly to $20.4 million in payoffs, paydowns, and charge-offs and $6.7 million in loans returning to accrual status, offset by additions of $17.2 million. Of the $17.2 million of loans placed on non-accrual status, $9.1 million, related to SFR loans.

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
At each September 30, 2022 and December 31, 2021, we had 21 and 18 loans classified as TDRs, with an aggregate balance of $30.8 million and $16.7 million. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing. The increase in TDRs during the nine months ended September 30, 2022 was due mostly to the modification of two commercial and industrial loan relationships acquired in the PMB acquisition.
At September 30, 2022, of the 21 loans classified as TDRs, 10 loans totaling $11.3 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status. At December 31, 2021, of the 18 loans classified as TDRs, 11 loans totaling $12.5 million were making payments according to their modified terms and were less than 90 days delinquent under the modified terms and, as such, were on accruing status.

Allowance for Credit Losses (ACL)
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including MEVs released by the model provider during September 2022. The published forecasts consider the FRB's monetary policy, labor market constraints, rising inflation, higher oil prices and the military conflict between Russia and Ukraine, among other factors.
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
The ACL, which includes the reserve for unfunded loan commitments, totaled $98.8 million, or 1.36% of total loans, at September 30, 2022, compared to $98.2 million, or 1.35% of total loans, at December 31, 2021. The $660 thousand increase in the ACL was due primarily to higher specific reserves of $657 thousand. During the nine months ended September 30, 2022, changes in portfolio mix and improved credit quality, in addition to net recoveries of $860 thousand, offset the reserves needed due to growth. The $31.3 million recovery in the first quarter of 2022 from the settlement of a loan previously charged-off in 2019 also resulted in a reversal of provision for credit losses and therefore had no net impact on the ACL. The ACL coverage of non-performing loans was 232% at September 30, 2022 compared to 187% at December 31, 2021.
The reserve for unfunded loan commitments was established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	September 30, 2022	December 31, 2021
Allowance for credit losses:
Allowance for loan losses (ALL)	$92,444	$92,584
Reserve for unfunded loan commitments	6,405	5,605
Total allowance for credit losses (ACL)	$98,849	$98,189

ALL to total loans	1.27%	1.28%
ACL to total loans	1.36%	1.35%
ACL to total loans, excluding PPP loans	1.36%	1.38%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$93,793	$5,905	$99,698	$75,885	$3,814	$79,699
Loans charged off	(912)	—	(912)	(327)	—	(327)
Recoveries of loans previously charged off	63	—	63	532	—	532
Net (charge-offs) recoveries	(849)	—	(849)	205	—	205
(Reversal of) provision for credit losses	(500)	500	—	(2,566)	1,419	(1,147)
Balance at end of period	$92,444	$6,405	$98,849	$73,524	$5,233	$78,757

	Nine Months Ended September 30,
($ in thousands)	2022			2021
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213
Loans charged off	(1,637)	—	(1,637)	(1,778)	—	(1,778)
Recoveries of loans previously charged off	33,839	—	33,839	730	—	730
Net recoveries (charge-offs)	32,202	—	32,202	(1,048)	—	(1,048)
(Reversal of) provision for credit losses	(32,342)	800	(31,542)	(6,458)	2,050	(4,408)
Balance at end of period	$92,444	$6,405	$98,849	$73,524	$5,233	$78,757

The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net charge-offs to average loans by loan class for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2022			2021
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$(819)	$2,101,671	(0.15)%	$369	$2,147,163	0.07%
Commercial real estate	3	1,263,520	—%	(138)	916,548	(0.06)%
Multifamily	—	1,644,458	—%	—	1,325,892	—%
SBA	(44)	49,840	(0.35)%	(73)	175,209	(0.17)%
Construction	—	234,794	—%	—	137,522	—%
Consumer:
Single family residential mortgage	1	1,927,694	—%	46	1,331,876	0.01%
Other consumer	10	87,335	0.05%	1	22,164	0.02%
Total loans	$(849)	$7,309,312	(0.05)%	$205	$6,056,374	0.01%
Net charge-offs were $849 thousand during the third quarter of 2022, compared to net recoveries of $205 thousand during the comparable 2021 period. The increase in net charge-offs between periods was mainly due to net charge-offs within the commercial and industrial portfolio.

	Nine Months Ended September 30,
($ in thousands)	2022			2021
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$31,678	$2,395,169	1.76%	$(628)	$1,994,424	(0.04)%
Commercial real estate	3	1,266,418	—%	(138)	888,066	(0.02)%
Multifamily	—	1,481,355	—%	—	1,294,015	—%
SBA	565	78,497	0.96%	(330)	238,738	(0.18)%
Construction	—	214,375	—%	—	156,781	—%
Consumer:
Single family residential mortgage	183	1,749,968	0.01%	46	1,273,624	—%
Other consumer	(227)	92,633	(0.33)%	2	24,832	0.01%
Total loans	$32,202	$7,278,415	0.59%	$(1,048)	$5,870,480	(0.02)%
Net recoveries were $32.2 million during the nine months ended September 30, 2022, compared to net charge-offs of $1.0 million during the comparable 2021 period. The increase in net recoveries between periods was mainly due to a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.
The following table provides a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	September 30, 2022			December 31, 2021
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$38,825	$1,993,416	27.4%	$33,557	$2,668,984	36.8%
Commercial real estate	16,836	1,240,927	17.0%	21,727	1,311,105	18.1%
Multifamily	15,953	1,698,455	23.3%	17,893	1,361,054	18.8%
SBA	2,960	85,674	1.2%	3,017	205,548	2.8%
Construction	5,423	236,495	3.2%	5,622	181,841	2.5%
Consumer:
Single family residential mortgage	11,847	1,947,652	26.7%	9,608	1,420,023	19.6%
Other consumer	600	86,701	1.2%	1,160	102,925	1.4%
Total	$92,444	$7,289,320	100.0%	$92,584	$7,251,480	100.0%

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

Mortgage servicing rights totaled $23.3 million and $1.3 million at September 30, 2022 and December 31, 2021, which are included in other assets in the accompanying consolidated balance sheets. We purchased $22.8 million of SFR mortgage servicing rights during the second quarter of 2022. The unpaid principal balance of the loans underlying these purchased servicing rights is approximately $1.70 billion at September 30, 2022 and these loans are not included in our consolidated statements of financial condition.

During the three and nine months ended September 30, 2022, we recognized loan servicing income of $636 thousand and $957 thousand. During the three and nine months ended September 30, 2021, we recognized loan servicing income of $170 thousand and $476 thousand.

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
The following table presents the activity related to our investment in alternative energy partnerships for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$23,531	$24,068	$25,888	$27,977
Cash distribution from investments	(626)	(657)	(1,782)	(1,765)
Gain (loss) on investments using HLBV method	(504)	1,785	(1,705)	(1,016)
Balance at end of period	$22,401	$25,196	$22,401	$25,196
Unfunded equity commitments at end of period	$—	$—	$—	$—

Our most recent investment in alternative energy partnerships totaling $3.6 million occurred in March 2020.
During the three months ended September 30, 2022 and 2021, we recognized net losses on investment of $504 thousand and net gains of $1.8 million. During the nine months ended September 30, 2022 and 2021, we recognized net losses on investment of $1.7 million and $1.0 million, respectively. From an income tax benefits perspective, we recognized no investment tax credits during these periods; however, we recorded income tax (benefit) expense related to these investments of $(146) thousand and $491 thousand for the three months ended September 30, 2022 and 2021 and $(493) thousand and $(280) thousand for the nine months ended September 30, 2022 and 2021.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2022		December 31, 2021
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,943,585	40.4%	$2,788,196	37.5%	$155,389
Interest-bearing demand deposits	1,921,816	26.4%	2,393,386	32.2%	(471,570)
Savings and money market accounts	1,478,045	20.2%	1,751,135	23.5%	(273,090)
Certificates of deposit of $250,000 or less	536,861	7.4%	285,768	3.8%	251,093
Certificates of deposit of more than $250,000	400,078	5.5%	220,950	3.0%	179,128
Total deposits	$7,280,385	100.0%	$7,439,435	100.0%	$(159,050)

Total deposits were $7.3 billion at September 30, 2022, a decrease of $159.1 million, or 2.1%, from $7.4 billion at December 31, 2021 due mostly to lower interest-bearing demand deposits of $471.6 million and lower savings and money market balances of $273.1 million, partially offset by higher certificates of deposits of $430.2 million and noninterest-bearing checking balances of $155.4 million. Noninterest-bearing deposits totaled $2.94 billion and represented 40.4% of total deposits at September 30, 2022 compared to $2.79 billion and 37.5% at December 31, 2021.
Brokered deposits were $332.4 million and $10.0 million at September 30, 2022 and December 31, 2021. During the nine months ended September 30, 2022, certain higher-costing deposits were strategically replaced with longer term fixed rate advances and other wholesale certificates of deposit.
The following table presents the scheduled maturities of certificates of deposit as of September 30, 2022:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$182,878	$44,398	$130,955	$178,630	$536,861
Certificates of deposit of more than $250,000	203,039	147,897	17,531	31,611	400,078
Total certificates of deposit	$385,917	$192,295	$148,486	$210,241	$936,939

Borrowings
FHLB Advances. We utilize FHLB advances to leverage our capital base, to provide funds for lending and investing activities, as a source of liquidity, and to enhance interest rate risk management.
During the nine months ended September 30, 2022, FHLB advances increased $251.0 million, or 52.7%, to $727.0 million, net of unamortized debt issuance costs of $4.0 million, as of September 30, 2022, due to an increase in overnight borrowings of $50.0 million and term advances of $200.0 million.
At September 30, 2022, FHLB advances included $120.0 million in overnight borrowings and $611.0 million in term advances with a weighted average life of 3.7 years and weighted average interest rate of 2.91%.
FHLB advances are collateralized by a blanket lien on all real estate loans. Our secured borrowing capacity with the FHLB totaled $2.23 billion, of which the Bank was eligible to borrow an additional $1.21 billion at September 30, 2022 based on qualifying loans with an aggregate unpaid principal balance of $3.20 billion as of that date. As of September 30, 2022, the Bank also has additional borrowing capacity with the FHLB of $164.0 million, of which the Bank was eligible to borrow an additional $44.0 million based on investment securities pledged with a carrying value of $214.6 million.
FRB Borrowings. We maintain additional borrowing availabilities from the FRB Discount Window and BIC program.
At September 30, 2022, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) of $733.5 million, including the secured borrowing capacity through the FRB Discount Window and Borrower-in-Custody ("BIC") program. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate.

There were no secured borrowings from the FRB Discount Window and no borrowings under the BIC program for the three and nine months ended September 30, 2022. There were no borrowings from the Federal Reserve at September 30, 2022 and December 31, 2021.
Other Borrowings. The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at September 30, 2022.
The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through AFX. The availability of such unsecured borrowings fluctuates regularly, is subject to the counterparties discretion and totaled $445.0 million and $441.0 million at September 30, 2022 and December 31, 2021. Borrowings under the AFX totaled zero and $25.0 million at September 30, 2022 and December 31, 2021.
The holding company maintains a $50.0 million revolving line of credit, which matures on December 19, 2022. We have the option to select paying interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. Borrowings under the line of credit totaled $10.0 million and zero at September 30, 2022 and December 31, 2021. The line of credit is subject to certain operational and financial covenants and we were in compliance with these covenants at September 30, 2022.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at September 30, 2022 and December 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
For additional information, see Note 6 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

			September 30, 2022		December 31, 2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(816)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(1,965)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	Libor + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	Libor + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(2,781)	$277,527	$(3,141)

At September 30, 2022, we were in compliance with all covenants under our long-term debt agreements.

Liquidity Management
We are required to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including both expected and unexpected cash flow needs such as funding loan commitments, potential deposit outflows and dividend payments. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. We also monitor our liquidity requirements in light of rising interest rate trends, changes in the economy and scheduled maturity and interest rate sensitivity of our investment and loan portfolio and deposits.

Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans, investment securities, and other short-term investments; and funds provided from operations. While scheduled payments and maturity of loans, investment securities and other short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.
The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for lending and investment activities and to enhance interest rate risk and liquidity risk management. At September 30, 2022, we had available unused secured borrowing capacities of $1.21 billion from the FHLB and $733.5 million through the FRB Discount Window and BIC programs. At September 30, 2022 and December 31, 2021, FHLB advances totaled $727.0 million and $476.1 million, net of unamortized debt issuance costs of $4.0 million and $4.9 million. At September 30, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $3.20 billion and securities with a carrying value of $214.6 million.
Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. There were no borrowings under the FRB's Discount Window and BIC programs at September 30, 2022 and December 31, 2021. At September 30, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $975.5 million and securities with a carrying value of $123.1 million as collateral for these FRB programs. The Bank may also utilize securities sold under repurchase agreements to leverage its capital base and while it maintains repurchase agreements, there were none outstanding at September 30, 2022 and December 31, 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and would require the Bank to pledge additional investment securities. The Bank had unpledged securities available-for-sale of $819.3 million at September 30, 2022.
In addition, the Bank has additional sources of secondary liquidity through pre-established unsecured fed funds lines with correspondent banks, pre-approved unsecured overnight borrowing lines with various financial institutions through the AFX platform, and its ability to obtain brokered deposits. At September 30, 2022, the Bank had $210.0 million in pre-established unsecured federal funds lines of credit with correspondent banks. There were no borrowings with these correspondent banks at September 30, 2022 and December 31, 2021. The availability of unsecured borrowings through the AFX platform fluctuates regularly and is subject to the counterparties' discretion and totaled $445.0 million at September 30, 2022. Borrowings under the AFX platform totaled zero and $25.0 million at September 30, 2022 and December 31, 2021. The brokered deposits outstanding at September 30, 2022 and December 31, 2021 totaled $332.4 million and $10.0 million.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the nine months ended September 30, 2022, the Bank paid $91.0 million of dividends to Banc of California, Inc. At September 30, 2022, Banc of California, Inc. had $23.1 million in cash, all of which was on deposit at the Bank.
In December 2021, the holding company entered into a $50.0 million revolving line of credit. The line of credit matures on December 19, 2022. We have the option to pay interest using either (i) Prime Rate or (ii) LIBOR + 1.75%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. At September 30, 2022, there were $10.0 million in borrowings under this line of credit.
On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to $75 million of our common stock. The repurchase authorization expires in March 2023. During the three months ended September 30, 2022, common stock repurchased under the program totaled 740,332 shares at a weighted average price of $17.49. During the nine months ended September 30, 2022, common stock repurchased under the program totaled 3,069,058 shares at a weighted average price of $18.28. As of September 30, 2022, the Company had $18.9 million remaining under the current stock repurchase authorization.

On March 15, 2022 we redeemed all outstanding Series E Preferred Stock, and the corresponding depositary shares, each representing a 1/40th interest in a share of the Series E Preferred Stock. The redemption price for the Series E Preferred Stock was $1,000 per share (equivalent to $25 per Series E Depositary Share). Upon redemption, the Series E Preferred Stock and the Series E Depositary Shares were no longer outstanding and all rights with respect to such stock and depositary shares ceased and terminated, except the right to payment of the redemption price. Also upon redemption, the Series E Depositary Shares were delisted from trading on the New York Stock Exchange. The $3.7 million difference between the consideration paid and the $95.0 million aggregate carrying value of the Series E Preferred Stock was reclassified to retained earnings and resulted in a decrease to net income allocated to common stockholders
On a consolidated basis, cash and cash equivalents totaled $256.1 million, or 2.7% of total assets at September 30, 2022. This compared to $228.1 million, or 2.4% of total assets, at December 31, 2021. The $27.9 million increase was due mainly to (i) net income of $99.4 million generated during the year, (ii) a $235.0 million increase in FHLB advances and other borrowings, and (iii) net investment securities inflows of $60.8 million from repayments, net of securities purchases, offset by (iv) a $159.1 million decrease in deposits, (v) net loan outflows of $6.2 million from originations net of repayments and loan purchases, (vi) the redemption of Series E Preferred Stock of $98.7 million, (vii) payments of common and preferred dividends of $12.7 million, (viii) net cash used to acquire Deepstack of $10.3 million, and (viii) repurchases of common stock of $56.2 million.
We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of September 30, 2022.

Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of September 30, 2022:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
Commitments to extend credit	$277,305	$19,960	$174,037	$34,444	$48,864
Unused lines of credit	2,089,306	1,778,491	203,832	76,771	30,212
Standby letters of credit	9,667	8,771	—	896	—
Total commitments	$2,376,278	$1,807,222	$377,869	$112,111	$79,076
FHLB advances	$731,000	$120,000	$291,000	$320,000	$—
Other borrowings	10,000	10,000	—	—	—
Long-term debt	277,527	—	175,000	—	102,527
Operating and capital lease obligations	35,870	8,486	15,328	8,789	3,267
Certificates of deposit	936,939	726,698	207,301	2,940	—
Total contractual obligations	$1,991,336	$865,184	$688,629	$331,729	$105,794

At September 30, 2022, we had unfunded commitments of $18.8 million, $9.4 million, and $12.1 million for LIHTC investments, SBIC investments, and other investments, respectively.

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

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Banc of California, Inc.
Total risk-based capital	$1,076,881	13.86%	$621,640	8.00%	N/A	N/A
Tier 1 risk-based capital	887,899	11.43%	466,230	6.00%	N/A	N/A
Common equity tier 1 capital	887,899	11.43%	349,673	4.50%	N/A	N/A
Tier 1 leverage	887,899	9.52%	373,127	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,218,318	15.70%	$620,972	8.00%	$776,215	10.00%
Tier 1 risk-based capital	1,129,898	14.56%	465,729	6.00%	620,972	8.00%
Common equity tier 1 capital	1,129,898	14.56%	349,297	4.50%	504,539	6.50%
Tier 1 leverage	1,129,898	12.12%	372,965	4.00%	466,206	5.00%
December 31, 2021
Banc of California, Inc.
Total risk-based capital	$1,140,480	14.98%	$609,062	8.00%	N/A	N/A
Tier 1 risk-based capital	955,747	12.55%	456,796	6.00%	N/A	N/A
Common equity tier 1 capital	860,841	11.31%	342,597	4.50%	N/A	N/A
Tier 1 leverage	955,747	10.37%	368,610	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,195,050	15.71%	$608,740	8.00%	$760,925	10.00%
Tier 1 risk-based capital	1,110,767	14.60%	456,555	6.00%	608,740	8.00%
Common equity tier 1 capital	1,110,767	14.60%	342,416	4.50%	494,601	6.50%
Tier 1 leverage	1,110,767	12.06%	368,306	4.00%	460,382	5.00%
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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, any near term dividend by the Bank will require OCC approval. During the three and nine months ended September 30, 2022, the Bank paid $25.0 million and $91.0 million in dividends to Banc of California, Inc.
During the three and nine months ended September 30, 2022, we declared and paid dividends on our common stock of $0.06 and $0.18 per share totaling $3.6 million and $11.0 million. In addition, prior to the redemption of our preferred stock, we paid $1.7 million in related dividends during the first quarter of 2022.

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
EVE measures the period end present value of assets minus the present value of liabilities. Asset liability management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios. In some ways, the economic value approach provides a broader scope than net income volatility approach since it captures all anticipated cash flows.
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
At September 30, 2022, our interest rate risk profile reflects an “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at September 30, 2022 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
September 30, 2022
+200 bps	$1,772,075	$27,038	1.5%	$349,999	$12,316	3.6%
+100 bps	1,755,262	10,225	0.6%	343,782	6,099	1.8%
0 bps	1,745,037			337,683
-100 bps	1,692,534	(52,503)	(3.0)%	327,249	(10,434)	(3.1)%
-200 bps	1,613,524	(131,513)	(7.5)%	313,558	(24,125)	(7.1)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
We believe we are well positioned to benefit from the current cycle of rising interest rates. Due to the transformation of the franchise to our relationship-based banking model, with higher percentages of noninterest-bearing deposits and variable rate commercial loans, our one year gap ratio, which compares the percentage of earning assets that are scheduled to mature or reprice within one year to the percentage of rate sensitive term liabilities that are scheduled to mature or reprice within one year, has increased since December 31, 2019. At September 30, 2022, our one year gap ratio stood at 24%. While this is only one measure of asset sensitivity, we expect to see some expansion in our net interest margin as short-term rates increase.
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
Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not directly impact us in the normal course of our business activities and operations.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of September 30, 2022 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Common Stock:
From July 1, 2022 to July 31, 2022	485,252	$18.07	485,252	$23,091
From August 1, 2022 to August 31, 2022	5,350	$18.03	—	$23,091
From September 1, 2022 to September 30, 2022	260,097	$16.40	255,080	$18,911
Total	750,699	$17.50	740,332
During the three and nine months ended September 30, 2022, purchases of shares of common stock related to shares purchased under our stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
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
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 7, 2022	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2022	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2022	/s/ Diana Hanson
Diana Hanson
Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)