Form 10-K
period 2022-12-31
BANC OF CALIFORNIA, INC.
filed 2023-02-27
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correct of an error to previously issued financial statement. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant's voting common stock on the New York Stock Exchange as of June 30, 2022, was $991.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of February 23, 2023, the registrant had outstanding 58,549,607 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2023.

BANC OF CALIFORNIA, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2022

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
i.changes in general economic conditions, either nationally or in our market areas, including the impact of supply chain disruptions, or changes in financial markets, and the risk of recession or an economic downturn;
ii.changes in the interest rate environment and levels of general interest rates, including the recent and anticipated increases by the FRB in its benchmark rate, the impacts of inflation, the relative differences between short- and long-term interest rates, deposit interest rates, and their impact on our net interest margin, tangible book value, and the cost of funding sources;
iii.the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including but not limited to, the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and nonperforming assets in our loan portfolio, and may result in our allowance for credit losses not being adequate and require us to materially increase our credit loss reserves;
iv.fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
v.the quality and composition of our securities portfolio;
vi.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;
vii.the continuing effects of the COVID-19 pandemic and steps taken by governmental and other authorities to contain, mitigate and combat the pandemic on our business, operations, financial performance and prospects;
viii.the costs and effects of litigation, including legal fees and other expenses, settlements and judgments;
ix.the risk that we will not be successful in the implementation of our capital utilization strategy, new lines of business, new products and services, or other strategic project initiatives;
x.risks that the Company’s merger and acquisition transactions may disrupt current plans and operations and lead to difficulties in customer and employee retention; risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies, and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all, and in the case of our recent acquisition of Deepstack Technologies, LLC ("Deepstack"), reputational risk, regulatory risk and potential adverse reactions of the Company's or Deepstack's customers, suppliers, vendors, employees or other business partners;
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

ACL	Allowance for credit losses	Freddie Mac	the Federal Home Loan Mortgage Corporation
AFX	American Financial Exchange platform	GAAP	Generally Accepted Accounting Principles
ALCO	Asset/Liability Committee	GLBA	Gramm-Leach-Bliley Act
ALL	Allowance for loan losses	GSE	Government Sponsored Entity
AOCI	Accumulated Other Comprehensive Income	HELOC	Home Equity Lines of Credit
ARM	Adjustable Rate Mortgage	HLBV	Hypothetical Liquidation at Book Value
ASC	Accounting Standards Codification	LAFC	The Los Angeles Football Club
ASU	Accounting Standards Update	LIBOR	London Inter-Bank Offered Rate
AVMs	Automated Valuation Models	LIHTC	Low Income Housing Tax Credits
Bank	Banc of California, National Association	LTV	Loan-to-Value
BHCA	Bank Holding Company Act of 1956, as amended	MSRs	Mortgage Servicing Rights
BIC	Borrower-in-Custody	NACHA	National Automated Clearinghouse Association
Board	Board of Directors	NII at Risk	Net Interest Income at Risk
BOLI	Bank Owned Life Insurance	NOL	Net Operating Loss
C&I	Commercial and Industrial	NTM	Non-Traditional Mortgage
CCPA	California Consumer Privacy Act	NYSE	New York Stock Exchange
CDC	Certified Development Company	OCC	Office of the Comptroller of the Currency
CDFI	Community Development Financial Institutions	OREO	Other Real Estate Owned
CECL	Current Expected Credit Losses	PCAOB	Public Company Accounting Oversight Board
CEO	Chief Executive Officer	PCD	Purchased Credit Deteriorated
CET1	Common Equity Tier 1	PPP	Payment Protection Program
CFO	Chief Financial Officer	PTPP	Pre-tax Pre-Provision
CFPB	Consumer Financial Protection Bureau	Prime Rate	Wall Street Journal’s prime rate
CLO	Collateralized Loan Obligation	ROAA	Return on Average Assets
COSO	Committee of Sponsoring Organizations	ROU	Right of Use
COVID-19	Coronavirus Disease 2019	S&P	Standard and Poor’s
CRA	Community Reinvestment Act of 1977, as amended	SAR	Stock Appreciation Right
DIF	Federal Deposit Insurance Fund	SBA	Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBIC	Small Business Investment Company
DTA	Deferred Tax Asset	SEC	Securities and Exchange Commission
EPS	Earnings Per Share	SFR	Single Family Residential
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
EY	Ernst & Young LLP	TCE	Tangible Common Equity
Fannie Mae	the Federal National Mortgage Association	TDRs	Troubled Debt Restructurings
FASB	Financial Accounting Standards Board	TSR	Total Shareholder Return
FDIC	Federal Deposit Insurance Corporation	2013 Plan	2013 Omnibus Stock Incentive Plan
FRBSF	Federal Reserve Bank of San Francisco	2018 Omnibus Plan	2018 Omnibus Stock Incentive Plan
FHLB	Federal Home Loan Bank	the Company	Banc of California, Inc.
FICO	Fair Isaac Corporation	VIE	Variable Interest Entity
FRB	Board of Governors of the Federal Reserve System

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
Business Overview
The Bank is a relationship-focused business bank. We deliver comprehensive products and solutions for businesses, business owners, and individuals within California through our 28 full service branches extending from San Diego to Santa Barbara. We have served California markets since 1941 through the Bank and its predecessors. The Bank offers a variety of financial products and services designed around our clients in order to serve their banking and financial needs.
Strategy
Our strategic objective is to be the premier relationship-focused business bank in California by delivering outstanding service to our banking clients through our team's ability to collaborate, execute and perform superior to our competition. This involves listening to our clients to understand their needs so that we can actively develop and deliver customized solutions to meet their business objectives. It also involves executing promptly and holding ourselves accountable to the promises we make our clients. We are focused on fostering relationships with businesses in our markets and verticals to establish this understanding and provide an exceptional level of service. We offer a wide variety of deposit, loan and other financial services to both large and small businesses, non-profit organizations, business owners, entrepreneurs, professionals and high-net worth individuals. Our deposit products include checking, savings, money market, certificates of deposit, retirement accounts and safe deposit boxes. Additional products and services leverage other technology and include automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, card payment services, remote and mobile deposit capture, automated clearing house origination, wire transfer and direct deposit. Our lending activities are focused on providing thoughtful financing solutions to our clients. We consistently invest in automated solutions and our technology infrastructure to gain operating efficiencies and to improve the client experience as we deliver our high standard of service.
Recent Acquisitions
Pacific Mercantile Bancorp Acquisition. On October 18, 2021, we completed our merger with Pacific Mercantile Bancorp (“PMB”), pursuant to which PMB merged (the “PMB Acquisition”) with and into the Company, with the Company as the surviving corporation. Promptly thereafter, Pacific Mercantile Bank, a California-chartered bank and wholly owned subsidiary of PMB, merged with and into the Bank, with the Bank as the surviving bank. Pacific Mercantile Bank operated seven banking offices, including three full-service branches, located throughout Southern California. PMB’s size, business focus, and deposit profile aligned with our operations, which accelerated our growth and operating scale in key markets.
Deepstack Acquisition. On September 15, 2022, we completed the acquisition of the assets of Global Payroll Gateway, Inc. and its wholly owned subsidiary, Deepstack Technologies, LLC (collectively, "Deepstack" and such acquisition, the "Deepstack Acquisition"). Deepstack is a differentiated software-led and e-commerce payments platform that provides clients with payment solutions, including merchant processing, payments acceptance and disbursements, tokenization, virtual accounts, fraud protection tools, chargeback management, and reconciliation and reporting services. We acquired Deepstack Technologies to be able to offer full stack payment processing solutions and become the hub of the financial services ecosystem for our clients.
For additional information, see “Business Combinations” under “Executive Overview” in Item 7 of this Annual Report on Form 10-K.
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
At December 31, 2022, our total loans held-for-investment were $7.12 billion, or 77.4% of total assets, compared to $7.25 billion or 77.2% of total assets at December 31, 2021, respectively. For additional information concerning changes in our loan portfolio, see "Loans Receivable, Net" included in Item 7 of this Annual Report on Form 10-K.
Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, finance the purchase of fixed assets, equipment or real property, business acquisitions, warehouse lending, and other business lines of credit. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, our policies provide specific guidelines regarding debt coverage and other financial ratios. Commercial and industrial loans include lines of credit, commercial term loans and owner occupied commercial real estate loans. Commercial lines of credit are extended to businesses generally to finance operations and working capital needs. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or make business acquisitions. Owner occupied commercial real estate loans are extended to purchase or refinance real property that is usually 50.0% or more occupied by the underlying business and the business's cash flow is the primary source of repayment. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to originate or purchase mortgage loans and hold until sale in the secondary market, either directly or through securitization.
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
In order to mitigate the risk of borrower default, we generally require collateral to support the credit and, in the case of loans made to businesses, we typically obtain personal guarantees from their owners. We attempt to control the risk by generally requiring LTV ratios as of the origination date to be lower than 80.0%, or in the case of SBA loans that are secured by owner occupied commercial real estate loans, to be lower than 75.0%, and by regularly monitoring the amount and value of the collateral in order to maintain that ratio. However, the collateral securing the loans may depreciate over time, may be difficult to appraise or may fluctuate in value based on the success of a business. Because of the potential value reduction, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent, in part, upon general economic conditions. See “Asset Quality” under "Loans Receivable, Net" included in Item 7 of this Annual Report on Form 10-K.
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
Loans secured by commercial real estate and multifamily properties are originated with either a fixed or an adjustable interest rate. The interest rate on adjustable rate loans is based on a variety of indices, generally determined through negotiation with the borrower. LTV ratios on these loans typically do not exceed 75.0% of the appraised value of the property securing the loan.

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
Small Business Administration Loans
We provide SBA loan products through the Bank and have earned the Preferred Lender Program designation which delegates loan approval, as well as closing and most servicing and liquidation authority to the Bank. We currently provide the following SBA products:
•7(a)—These loans generally provide the Bank with a guarantee from the SBA for up to 85.0% of the loan amount for loans up to $150,000 and 75.0% of the loan amount for loans of more than $150,000, with a maximum loan amount of $5 million. The CARES Act temporarily increased the guarantee to 90.0% for SBA 7(a) loans funded through September 30, 2021. These are term loans that can be used for a variety of purposes including commercial real estate, business acquisition, working capital, expansion, renovation, new construction, and equipment purchases. Depending on collateral, these loans can have terms ranging from 7 to 25 years. The guaranteed portion of these loans is often sold into the secondary market.
•PPP— These SBA loans were originated as part of the program established by the CARES Act and have additional credit enhancement provided by the U.S. Small Business Administration for up to 100.0% of the loan amount. PPP loans may be forgiven in full depending on use of funds and eligibility. PPP loans have a term of two to five years.
•504 Loans—These are real estate loans in which the lender can advance up to 90.0% of the purchase price; retain 50.0% as a first trust deed; and have a CDC retain the second trust deed for 40.0% of the total cost. CDCs are licensed by the SBA. Required equity of the borrower is at least 10.0%. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.
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
SFR mortgage loans in the portfolio include Adjustable Rate Mortgage (“ARM”) loans tied to a variety of indices which were offered with flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. During the year ended December 31, 2022, we purchased $814.3 million of held-for-investment SFR loans with terms up to 40 years, weighted average LTVs at origination below 70.0% and primarily secured by collateral in California. At December 31, 2022, $524.0 million, or 27.3% of the SFR mortgage portfolio, were adjustable rate compared to $703.8 million, or 49.6% of the SFR mortgage portfolio, at December 31, 2021.
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
At December 31, 2022, other consumer loans included automobile loans totaling $69.8 million or 80.3% of this portfolio, compared to $75.1 million or 73.0% at December 31, 2021.
Lending Limits
Our lending is subject to legal lending limits. Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests any amount that exceeds 15% of a bank’s capital and surplus, plus an additional 10.0% of a bank’s capital and surplus, if the amount that exceeds a bank’s 15% general limit is fully secured by readily marketable collateral. At December 31, 2022, the Bank’s statutory legal lending limits for loans to one borrower were $180 million for unsecured loans and an additional $120 million for specific secured loans. However, we maintain internal lending limits below these statutory legal lending limits consistent with our risk governance framework.
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
Core deposits, which we define as interest-bearing and noninterest-bearing demand deposits, savings and money market deposit accounts, and certificates of deposit, excluding brokered deposits, decreased $923.5 million during the year ended December 31, 2022 and totaled $6.51 billion at December 31, 2022 representing 91.4% of total deposits on that date. We held brokered deposits of $614.9 million, or 8.6% of total deposits at December 31, 2022, compared to $10.0 million, or 0.1% at December 31, 2021.
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
We utilize FHLB advances and securities sold under repurchase agreements to leverage our capital base, to provide funds for our lending activities, to provide a source of liquidity, and to enhance our interest rate risk management activities. We may obtain advances from the FHLB by collateralizing the advances with certain of our loans and investment securities. These advances may be made pursuant to several different credit programs each of which has its own interest rate, range of maturities and call features. At December 31, 2022, we had $731.0 million in FHLB advances outstanding and the ability to borrow an additional $913.0 million.
In addition, we also have the ability to borrow from the Federal Reserve Bank and other correspondent banks and counterparties through pre-established secured and unsecured lines of credit and securities sold under repurchase agreements. The availability and terms on securities sold under repurchase agreements are subject to the counterparties' discretion and our pledging of investment securities. At December 31, 2022, we had no securities sold under repurchase agreements. We also had the ability to borrow $949.1 million from the Federal Reserve Bank and $210.0 million from unsecured federal funds lines with correspondent banks at December 31, 2022.
We have access to unsecured overnight borrowings from various financial institutions through the AFX platform. The availability of such unsecured borrowings, which fluctuates regularly and is subject to the counterparties' discretion, totaled $445.0 million at December 31, 2022. There were no borrowings under the AFX at December 31, 2022.
Our holding company also has a $50.0 million revolving line of credit which matures on December 18, 2023. We have the option to select paying interest using either (i) Prime Rate or (ii) SOFR + 1.85%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. There were no borrowings under this line of credit at December 31, 2022.
Further, we have outstanding unsecured long term senior notes with an April 15, 2025 maturity date at a stated rate of 5.25% totaling $174.3 million as of December 31, 2022. We also have outstanding unsecured long term fixed-to floating rate subordinated notes with an October 30, 2030 maturity date at a stated rate of 4.375% totaling $83.1 million as of December 31, 2022.
As a result of liabilities assumed in the PMB Acquisition, we have $7.2 million of junior subordinated floating rate debentures with a September 26, 2032 maturity date at a stated rate of LIBOR plus 3.4%. We also assumed in the PMB Acquisition $10.3 million of junior subordinated floating rate debentures with an October 8, 2034 maturity date at a stated rate of LIBOR plus 2.0%.
For additional information, see Note 11 — Federal Home Loan Bank and Other Borrowings and Note 12 — Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8.
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
Payment Processing
We acquired Deepstack to advance our goal to be the hub of the financial services ecosystem for clients while creating another driver of profitable long-term growth and franchise value. Deepstack provides us a proprietary payments solution that allow us to offer payment processing services to our current business customers as well as integrated software vendors, e-commerce marketplaces, fintechs and other merchants. As of January 2023, we completed the integration of Deepstack's technology into our internal platform and have begun processing payments for select, small clients. We continue to build out the infrastructure and ramp up our business development efforts with a goal to begin scaling our payment processing business after the second quarter in 2023.
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
Based on the most recent branch deposit data as of June 30, 2022, provided by FDIC, the Bank's share of deposits in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2022
Orange County	2.17%
Los Angeles County	0.51%
Santa Barbara County	0.28%
San Diego County	0.19%
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

As of December 31, 2022, we had 685 full-time employees, almost exclusively in California.
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
As a bank holding company that has elected to be a financial holding company pursuant to the BHCA, Banc of California, Inc. may affiliate with securities firms and insurance companies and engage, directly or indirectly, in other activities that are (i) financial in nature or incidental or (ii) complementary to activities that are financial in nature and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking.
    Acquisitions. The BHCA requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5.0% or more of the voting shares of the institution; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (iii) it may merge or consolidate with any other bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's managerial and financial resources, the applicant's performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), fair housing laws and other consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.
    Capital Requirements. As a bank holding company, Banc of California, Inc. is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements” below. As of December 31, 2022, Banc of California, Inc. had capital ratios in excess of the minimums required to be considered "well capitalized".
Repurchases/Redemptions; Dividends. Banc of California, Inc. must give the FRB prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10.0% or more of its consolidated net worth. Notice to the FRB would include, but may not be limited to, background information on a redemption, pro-forma financial statements that reflect the planned transaction including impact to the Company and stress testing that incorporates the transaction. The FRB may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, FRB order, or condition imposed in writing by the FRB. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue. In addition, federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Under the FRB’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with its capital needs, asset quality, and overall financial condition. FRB policy also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Regarding dividends, see “Capital Requirements” below.
    Source of Strength. Under FRB regulations and federal law, a bank holding company, such as the Company, must act as a source of financial and managerial strength for its insured depository institution subsidiaries, such as the Bank, particularly when such subsidiaries are in financial distress.
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
    Lending Limits. The Bank’s general limit on loans to one borrower is 15.0% of its capital and surplus, plus an additional 10.0% of its capital and surplus if the amount of loans greater than 15.0% of capital and surplus is fully secured by readily marketable collateral. Capital and surplus means Tier 1 and Tier 2 capital plus the amount of allowance for loan losses not included in Tier 2 capital. The Bank has no loans in excess of its loans-to-one borrower limit.
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
In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules for all insured depository institutions by 2.0 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the Deposit Insurance Fund reserve ratio will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028.
Capital Requirements
The Company and the Bank are subject to capital regulations adopted by the FRB and the OCC. The current regulations establish required minimum ratios for common equity Tier 1 (CET1) capital, Tier 1 capital and total capital and a leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Under these capital regulations, the Company and the Bank must maintain minimum capital ratios of: (i) a CET1 capital ratio of 4.5% of total risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of total risk-weighted assets; (iii) a total capital ratio of 8.0% of total risk-weighted assets; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%.
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
To be considered “well-capitalized”, the Company must maintain on a consolidated basis a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more and not be subject to any written agreement, capital directive or prompt corrective action directive issued by the FRB to meet and maintain a specific capital level for any capital measure. For the well-capitalized standard applicable to the Bank, see Prompt Corrective Action below.
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
In 2020, the U.S. federal bank regulatory agencies approved a final rule that allowed banking organizations to elect to delay temporarily the estimated effects of adopting CECL on regulatory capital until January 2022 and subsequently to phase in the effects through January 2025. We adopted this phase in option during 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.
Prompt Corrective Action
The Bank is required to maintain specified levels of regulatory capital under the capital and prompt corrective action regulations of the OCC. To be adequately capitalized, the Bank must have the minimum capital ratios discussed in “Capital

Requirements” above. To be well-capitalized, the Bank must have a CET1 risk-based capital ratio of at least 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%, and not be subject to any written agreement, capital directive or prompt corrective action directive issued by its primary federal banking regulator to meet and maintain a specific capital level for any capital measure. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.
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
The Bank is also subject to regulation under the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department's Office of Foreign Assets Control (such regulations, "Sanctions Laws"). The Sanctions Laws are intended to restrict transactions with persons, companies or foreign governments sanctioned by U.S. authorities. An institution that fails to meet these standards may be subject to regulatory sanctions. The Bank has established compliance programs designed to comply with the Bank Secrecy Act, the Patriot Act and applicable Sanctions Laws.
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
On May 5, 2022, the FRB, FDIC and the OCC issued a notice of proposed rulemaking proposing revisions to the agencies' CRA regulations, including with respect to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities, and data collection and reporting. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2.0 billion in assets, such as the Company, and several applying only to banks with over $10.0 billion in assets.

Financial Privacy Under the Requirements of the Gramm-Leach-Bliley Act
The Company and its subsidiaries are required periodically to disclose to their retail clients the Company’s policies and practices with respect to the sharing of nonpublic client information with its affiliates and others, and the confidentiality and security of that information. Under the GLBA, retail clients also must be given the opportunity to “opt out” of information-sharing arrangements with non-affiliates, subject to certain exceptions set forth in the GLBA.
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
Identity Theft
Under the Fair and Accurate Credit Transactions Act, the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. Under the FACT Act, the Bank is required to adopt reasonable policies and procedures to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program: (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to clients or to the safety and soundness of the financial institution or creditor from identity theft.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020 and key provisions of an additional law strengthening the protection became effective on January 1, 2023. We expect this trend of state-level activity and consumer expectations in those areas to continue to heighten, and we are continually monitoring for developments in the states in which our clients are located.
On November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to require policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. The final rule, which became effective on January 27, 2023, requires the exchanges to propose conforming listing standards by February 24, 2023 and requires the standards to become effective no later than November 28, 2023. Each listed issuer, which includes the Company as a listed issuer on the NYSE, would then be required to adopt a clawback policy within 60 days after its exchange’s listing standard has become effective. The Company has in place a “clawback” policy and will work to implement any new requirements as the rule becomes effective.
The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or mortgage-backed securities. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2022, the Bank had $22.6 million in FHLB stock, which was in compliance with this requirement.
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

Risks Relating to Our Operations
•New lines of business, new products and services, or strategic project initiatives, or new partnerships may subject us to additional risks.
•We are subject to certain risks in connection with our use of technology.
•To the extent we acquire other banks, bank branches, other assets or other businesses, such as the Deepstack Acquisition, we may be negatively impacted by certain risks inherent with such acquisitions.
•If we fail to comply with the applicable requirements of the payment card networks or NACHA, we could be fined, suspended or have our registrations terminated.
•Fraud by merchants or others could adversely affect our business, and our merchants may be unable to satisfy obligations, including chargebacks, for which we may also be liable.
•We face significant operational risks.
•Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.
•Managing reputational risk is important to attracting and maintaining clients, investors and employees.
•We depend on key management personnel.
•We rely on numerous external vendors.
•We have a net deferred tax asset that may or may not be fully realized.

Interest Rate and Credit Risks
•If actual losses on our loans exceed our estimates used to establish our allowance for credit losses, our business, financial condition and profitability may suffer.
•There are risks associated with our lending activities, and our allowance for credit losses may be insufficient.
•Our business may be adversely affected by difficult economic conditions, including inflationary pressures or volatility in the financial markets, which may impact our business, financial position and results of operations.
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
•We are exposed to risks of environmental liabilities with respect to real properties acquired.
•Secondary mortgage market conditions could have a material adverse impact on our business, results of operations, financial condition or liquidity.
•Any breach of representations and warranties made by us to our residential mortgage loan purchasers or credit default on our loan sales may require us to repurchase such loans.
•Credit impairment in our investment securities portfolio could result in losses and adversely affect our continuing operations.
•Collateralized loan obligations represent a significant portion of our assets.
•Our income property loans, consisting of commercial real estate and multifamily loans, involve higher principal amounts than other loans and repayments of these loans may be dependent on factors outside our control or the control of our borrowers.

•Our business is subject to interest rate risk and variations in interest rates may hurt our profits.
•Uncertainty relating to the LIBOR transition process and phasing out of LIBOR may adversely affect us.

Funding and Liquidity Risks
•We may not be able to develop and maintain a strong core deposit base or other low cost funding sources.
•Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
•We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on acceptable terms.
•Our holding company relies on dividends from the Bank for substantially all of its income and as the primary source of funds for cash dividends to our stockholders.
•There can be no assurance as to the level of dividends we may pay on our common stock.

Legal and Compliance Risks
•We are a party to a variety of litigation and other actions.
•Changes in federal, state or local tax laws, or audits from tax authorities, could negatively affect our financial condition and results of operations.
•We operate in a highly regulated environment and our operations and income may be adversely affected by changes in laws, rules and regulations governing our operations.
•We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
•Non-compliance with laws and regulations could result in fines or sanctions or operating restrictions.
•The Volcker Rule covered fund provisions could adversely affect us.

Risks Relating to Markets and External Events
•Climate change could have a material impact on us and our customers.
•Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.
•Our financial condition and results of operations are dependent on the national and local economy, particularly in the Bank's market areas. A worsening in economic conditions in the market areas we serve may impact our earnings adversely and could increase the credit risk of our loan portfolio.
•We are subject to risk arising from the soundness of other financial institutions and counterparties.
•Strong competition within our market areas may limit our growth and profitability.
•Our business could be negatively affected as a result of actions by activist stockholders.
•Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

The foregoing summary of risks should be read in conjunction with the more detailed Risk Factors below and is not an exhaustive summary of all risks facing our business.
Risks Relating to Our Operations
New lines of business, new products and services, or strategic project initiatives, or new partnerships may subject us to additional risks.
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
Additionally, from time to time we undertake strategic project initiatives, including but not limited to, payment processing, investment in technology, process improvement, client experience and fintech partnerships or acquisitions, such as our Deepstack Acquisition. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.

Increasingly, community banks, including the Bank, are partnering with fintech providers to distribute or market our products and services. Bank regulators have, and may in the future, hold banks responsible for the activities of these fintech companies, including in respect of bank secrecy act or anti-money laundering matters, or may take the view that these relationships present safety and soundness issues.
We are subject to certain risks in connection with our use of technology.
Our cyber-security measures may not be sufficient to mitigate losses or exposure to cyber-attack or cyber theft.
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business as well as process customer and merchant payments via the Deepstack platform. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks are vulnerable to breaches, unauthorized access either directly or indirectly through our vendors, misuse, computer viruses, or other malicious code and other types of cyber-attacks. Such risks have increased with the work-from-home arrangements implemented in response to the COVID-19 pandemic. If one or more of these events occur, this could jeopardize our clients' confidential and other information that we process and store, or otherwise cause interruptions in our operations or the operations of our clients or counterparties. In addition, the U.S. banking regulatory agencies recently adopted a rule requiring us to notify the FRB within 36 hours of any significant computer security incident, and in March 2022, the SEC proposed new rules that would require reporting on Form 8-K of material cybersecurity incidents. Several states and their governmental agencies also have adopted or proposed cybersecurity laws. Privacy laws in the State of California, for example, require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information. The occurrence of cyber-attacks may require us to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through our current insurance policies. If a cyber-attack succeeds in disrupting our operations or disclosing confidential data, we could also suffer significant reputational damage in addition to possible regulatory fines or client lawsuits.
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
We outsource certain aspects of our data processing and operational functions to third party service providers. If our third party service providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted.
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
We rely on third party service providers to help ensure the confidentiality of our client information and acknowledge the additional risks these third parties expose us to. Third party service providers may experience unauthorized access to and disclosure of our consumer or client information or result in the destruction or corruption of Company information. In addition, we are exposed indirectly through our third party service providers who may experience their own cyber breach and as a result compromise our data and/or lead to service interruptions. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our client relationship management, general ledger, deposit, loan origination and servicing systems, thereby harming our business reputation, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing clients to terminate their banking relationships with us and could make it more difficult for us to attract new banking clients in the future.

To the extent we acquire other banks, bank branches, other assets or other businesses, such as the Deepstack Acquisition, we may be negatively impacted by certain risks inherent with such acquisitions.
Acquiring other banks, bank branches, other assets or other businesses involves various risks, including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks, branches or businesses, or in the development of technology platforms, the risk of loss of clients and/or employees of the acquired bank, branch or business, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. We continue to face these risks in connection with the recently completed Deepstack Acquisition. Our ability to address these matters successfully cannot be assured. There is also the risk that the requisite regulatory approvals might not be received and other conditions to consummation of a transaction might not be satisfied during the anticipated timeframes, or at all. In addition, pursuing an acquisition may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.
Acquiring other banks, bank branches, other assets or other businesses, such as the Deepstack Acquisition, also involve risks associated with integration, which may cause us to not fully realize the benefits of an acquisition.
The success of any such transaction will depend on, among other things, our ability to combine and integrate the acquired assets or business into our business. If we are not able to successfully achieve this objective, the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected. The integration process for an acquisition will likely result in the diversion of management’s time on integration-related issues and could result in the disruption of our business. These transition matters could have an adverse effect on us for an undetermined amount of time after the completion of any acquisition.
If we fail to comply with the applicable requirements of the payment card networks or NACHA, they could seek to fine us, suspend us or terminate our registrations.

Our subsidiary, Deepstack, offers payment processing solutions to clients. In order to provide our payment processing services, we are registered with Visa and Mastercard and other networks as members or service providers for purposes of conducting merchant acquiring and interacting with the applicable payment networks. As such, we are subject to these payment card and other network rules.

If we fail to comply with these rules, we could be fined, and our membership registrations or certifications could be suspended or terminated. The termination of our registrations or our membership or our status as a service provider or a merchant processor, could limit our ability to provide merchant acquiring or transaction processing services to clients and could have a material adverse effect on our business, financial condition and results of operations.

If a merchant or client fails to comply with these rules, it could be subject to a variety of fines or penalties levied by the payment card associations or other networks. If we cannot collect the amounts from the applicable client or merchant, we may have to bear the cost of the fines or penalties, resulting in lower earnings for us.

In addition, changes to the networks' rules or how they are interpreted, including those that increase the cost of doing business or that would impair our registrations or otherwise limit our ability to provide transaction processing services to merchants, could have a significant impact on our business, financial condition and results of operations.

We maintain business relationships with certain independent sales organizations that act as intermediaries in providing our merchant acquiring services that may expose us to losses. These independent sales organizations may engage in activities such as merchant acquiring, soliciting merchants and other clients and client service, among other activities. We face risks related to our oversight and supervision of these independent sales organizations, as well as to the reputation and financial viability of the independent sales organizations with which we do business. Any failure by us to appropriately oversee and supervise our independent sales organizations could damage our reputation, result in regulatory or compliance issues, result in third party litigation, and cause financial losses to us.

Fraud by merchants or others could adversely affect our business, and our merchants may be unable to satisfy obligations, including chargebacks, for which we may also be liable.

In connection with our merchant acquiring and payment processing business, we face potential chargeback liability for fraudulent payment transactions initiated by merchants or others. In the event a transaction dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is refunded to the cardholder.

If we are unable to collect such amounts from the merchant, either due to their refusal, closure, bankruptcy, or otherwise, we are responsible to the card issuing bank for the amount of the refund paid to the cardholder. Failure to effectively manage these risks and prevent fraud could increase our chargeback liability or other liabilities due to merchant failures. Increases in chargebacks or other liabilities not paid by our merchants could have a material adverse effect on our business, financial condition and results of operations.

We face significant operational risks.
We operate many different financial service functions and rely on the ability of our employees, third party vendors and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. These risks have increased in light of work-from-home arrangements implemented in response to, and remain in effect as a result of, the COVID-19 pandemic.
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
We have a net DTA and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under GAAP to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2022, we had a net DTA of $50.5 million. For additional information, see Note 13 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8.
Risks Related to Interest Rate and Credit

If actual losses on our loans exceed our estimates used to establish our allowance for credit losses, our business, financial condition and profitability may suffer.
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, fraud and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for credit losses was 1.28% of total loans held-for-investment and 165.18% of nonperforming loans as of December 31, 2022. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for credit losses if the charge-offs exceed the allowance for credit losses), based on judgments different than that of management. Any increases in the provision for credit losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
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
Our business may be adversely affected by difficult economic conditions, including inflationary pressures or volatility in the financial markets, which may impact our business, financial position and results of operations.
Robust demand, labor shortages and supply chain constraints have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the FRB has raised benchmark interest rates in the past year and is expected to continue raising interest rates in response to economic conditions, particularly a continued high rate of inflation. Amidst these uncertainties, including potential recessionary economic conditions, financial markets have continued to experience volatility. Changes in interest rates can affect numerous aspects of our business and may impact our future performance.
Prolonged periods of inflation may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions.
If financial markets remain volatile, this may impact the future performance of various segments of our business, including the value of our investment securities portfolio. We continue to closely monitor economic conditions and the pace of inflation and the impacts of inflation on the larger market, including labor and supply chain impacts.
Any of the effects of these adverse economic conditions would likely have an adverse impact on our earnings, with the significance of the impact generally depending on the nature and severity of such adverse economic conditions.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
As of December 31, 2022, $1.94 billion, or 27.2% of our total loans held-for-investment, was secured by SFR mortgage loans and HELOCs, as compared with $1.44 billion, or 19.9% of our total loans held-for-investment, as of December 31, 2021. This type of lending is particularly sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the California housing markets may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our level of adjustable rate loans.
A majority of our real estate secured loans held-for-investment are adjustable rate loans. Any rise in prevailing market interest rates may result in increased payments for some borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults.
Our underwriting practices may not protect us against losses in our loan portfolio.
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Notwithstanding these practices, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior. In addition, our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage, and underwrite our clients become less predictive of future behaviors, or in the case of borrower fraud. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. As of December 31, 2022, 64.7% of our commercial real estate loans, 58.5% of our multifamily loans and 63.2% of our SFR mortgage loans were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.
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
In the case of interest only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest only loans increased during the year ended December 31, 2022, to $855.3 million, or 12.0% of our total loans held-for-investment from $613.3 million, or 8.5% of our total loans held-for-investment, as of December 31, 2021.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value and in the event we are required to assume direct responsibility for the collateral, including but not limited to residential mortgage loans in the case of warehouse credit facilities that we provide to non-bank financial institutions, our allowance for credit losses may increase, which may, in turn, adversely affect our financial condition and results of operations. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its clients. As of December 31, 2022, our commercial and industrial loans totaled $1.85 billion, or 25.9% of our total loans held-for-investment.

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
We believe that, as a result of the increased defaults and foreclosures during the 2007 to 2009 recession resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of loans are particularly sensitive to obtaining indemnification or the requirement of originators to repurchase loans, and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2022, 2021 and 2020, we sold multifamily and SFR mortgage loans aggregating zero, $10.7 million, and $17.4 million, respectively. To recognize the potential loan repurchase or indemnification losses on all SFR mortgage and multifamily loans sold, we maintained a total reserve of $3.0 million as of December 31, 2022. Increases to this reserve as a result of the sale of loans are a reduction in our gain on the sale of loans. Increases and decreases to this reserve subsequent to the sale are included as a component of noninterest expense. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
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
As of December 31, 2022, we had $868.3 million of securities available-for-sale, as compared with $1.32 billion of securities available-for-sale as of December 31, 2021.
As of December 31, 2022, securities available-for-sale that were in an unrealized loss position had a total fair value of $865.4 million with aggregate unrealized losses of $41.3 million. These unrealized losses related primarily to changes in overall interest rates and the resulting impact on valuations of mortgage-backed securities, collateralized mortgage obligations, municipal securities and collateralized loan obligations.
As of December 31, 2021, securities available-for-sale that were in an unrealized loss position had a fair value of $580.7 million and aggregate unrealized losses of $7.3 million. These unrealized losses related primarily to collateralized loan obligations.
As of December 31, 2022, we had $328.6 million of securities held-to-maturity, of which all were in an unrealized loss position and had a total fair value of $262.5 million. There were no securities held-to-maturity as of December 31, 2021.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2022 we believed there was no credit losses and did not have the intent to sell any of our securities in an unrealized loss position and it is likely that we will not be required to sell such securities before their anticipated recovery. Debt securities held-to-maturity and available-for-sale are analyzed for credit losses under ASC 326, Financial Instruments - Credit Losses. For debt securities held-to-maturity, the Company estimates current expected credit losses. For debt securities available-for-sale, the Company determines whether impairment exists as of the reporting date and whether that impairment is due to credit losses. An allowance for credit losses is established for losses on debt securities held-to-maturity and available-for-sale due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. For more information about ASC Topic 326, see Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8.

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
As of December 31, 2022, based on fair value, $476.6 million, or 5.2% of our total assets, was invested in CLOs. Our CLO portfolio consists entirely of variable rate securities, which we believe supports our interest rate risk management strategy by lowering the extension risk and duration risk inherent to certain fixed rate investment securities. However, in a decreasing interest rate environment, our interest income may be negatively impacted.
As of December 31, 2022, based on amortized cost, $24.4 million of our CLO holdings were AAA rated and $467.8 million were AA rated. As of December 31, 2022, there were no CLOs rated below AA and none of the CLOs were subject to ratings downgrade in 2022. All of our CLOs are floating rate, with rates set on a quarterly basis at a benchmark rate (3-Month LIBOR or 3-Month Term SOFR) plus a spread.
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
If we foreclose on a commercial real estate or multifamily loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate and multifamily loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and multifamily loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Our commercial real estate and multifamily loans increased during the year ended December 31, 2022, to $2.95 billion, or 41.5% of our total loans held-for-investment from $2.67 billion, or 36.8% of our total loans held-for-investment, as of December 31, 2021.

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
In March 2021, the administrator of LIBOR announced that the cessation date for the wide majority of U.S. Dollar LIBOR tenors will be June 30, 2023. The U.S. federal banking regulatory agencies issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021, and have said that use of the U.S. Dollar LIBOR rates as a reference rate in new contracts after that date would create safety and soundness risks, including litigation, operational and consumer protection risks. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), enacted in March 2022, provides a statutory framework to replace U.S. Dollar LIBOR with a benchmark rate based on the SOFR for contracts governed by U.S. law that have no fallback or fallbacks that would require the use of a LIBOR based rate. In addition, in December 2022, the FRB adopted rules which identified different SOFR based replacement rates for derivative contracts, for cash instruments such as floating rate notes and preferred stock, for consumer loans, for certain government sponsored enterprise contracts and for certain asset backed securities. The Company continues to evaluate the effects of the LIBOR Act and its implementing regulations on the Company and its LIBOR-linked contracts.
The discontinuation of a benchmark rate, changes in a benchmark rate, or changes in market perceptions of the acceptability of a benchmark rate, including LIBOR, could, among other things, adversely affect the value of and return on certain of our assets or products, result in changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, increased compliance, legal and operational costs, and risks associated with customer disclosures and contract negotiations. Although the LIBOR Act includes safe harbors if the FRB-identified SOFR-based replacement rate is selected, these safe harbors are untested. As a result, and despite the enactment of the LIBOR Act, the implementation of substitute indices for the calculation of interest rates under our loan agreements with our borrowers, may cause us to incur significant expenses in effecting the transition, and may be subject to disputes or litigation with clients over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.
At December 31, 2022, approximately 15.9% of our total loan portfolio was indexed to 30-day, 90-day, 180-day and one-year LIBOR. These amounts include our warehouse lending portfolio which totals 8.4% of our total loan portfolio and will renew or mature prior to the cessation of LIBOR publication, which is expected to discontinue on June 30, 2023. Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the future unavailability of LIBOR, there can be no assurance that such provisions will be effective or that they, or our actions in this respect, will not be challenged by our borrowers. At December 31, 2022, approximately 40.7% of our debt securities held-to-maturity and available-for-sale portfolios were indexed to 30-day or 90-day LIBOR. We are monitoring those investments for updates from the related issuers related to alternative indexes.
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
The Bank increased its focus and attention toward expanding its core relationship deposit business, including recruiting sales and product personnel and adding subject matter expertise. The competitive landscape for deposits continued throughout 2020 and 2021 and was exacerbated in 2022 by the rising interest rate environment. Outflows were partially offset by new account and client acquisitions. In a competitive market, depositors have many choices as to where to place their deposit accounts. As the Bank continues to grow its core deposit base and seeks to reduce its exposure to high rate/high volatility accounts, it may experience a net deposit outflow, which could negatively impact our business, financial condition and results of operations.
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
In addition, the FRB supervisory staff issued Federal Reserve Supervision and Regulation Letter SR-09-4, which reiterates and heightens expectations that bank holding companies inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. If the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Company's regulators will approve the payment of such dividends.
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
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. In particular, the Tax Cuts and Jobs Act, which was signed into law in December 2017, includes a number of provisions impacting the banking industry and the borrowers and the market for residential and commercial real estate. Changes include a lower limit on the deductibility of interest on residential mortgage loans and home equity loans; a limitation on the deductibility of business interest expense; a limitation on the deductibility of property taxes and state and local income taxes, etc. The law's limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers has increased the after-tax cost of owning a home for many of our existing clients. The Inflation Reduction Act, which was signed into law in the United States in August 2022, among other things, imposes a surcharge on stock repurchases. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Further, these changes implemented by this tax law could make some businesses and industries less inclined to borrow, potentially reducing demand for our commercial loan products. Finally, we may be negatively impacted more than our competitors because our business strategy focuses on California, which has a higher cost real estate market compared to other states.
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
The so-called “Volcker Rule” (adopted pursuant to the Dodd-Frank Act) restricts our ability to sponsor or invest in “covered funds” (as defined in the applicable regulations). The Volcker Rule excludes from the definition of “covered fund” loan securitizations that meet specified investment criteria and do not invest in impermissible assets. Accordingly, investments in CLOs that qualify for the loan securitization exclusion are not prohibited by the Volcker Rule. It is our practice to invest only in CLOs that meet the Volcker Rule’s definition of permissible loan securitizations and therefore are Volcker Rule compliant. However, it is possible that certain CLOs in which we have invested may be found subsequently to be covered funds. If so, we may be required to divest our interest in nonconforming CLOs, and we could incur losses on such divestitures.
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
Severe weather, natural disasters such as earthquakes and wildfires, acts of war or terrorism (and any responses thereto), pandemics (including the ongoing COVID-19 pandemic), epidemics and other health-related crises, and other adverse external events have had and could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery and business continuity plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our results of operations and our financial condition.
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. The COVID-19 pandemic created economic and financial disruptions that have adversely affected, and may continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
Ongoing geopolitical instability, including as a result of Russia’s invasion of Ukraine, has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which such geopolitical instability, such as Russia’s invasion of Ukraine, adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and unpredictable, including with respect to Russia’s invasion, the extent and duration of the invasion and economic sanctions imposed on Russia, and the humanitarian toll inflicted on Ukraine. If geopolitical instability adversely affects us, it may also have the effect of heightening other risks related to our business.
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
We are subject to risk arising from the soundness of other financial institutions and counterparties.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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
Continued technological advances, including cryptocurrencies and blockchain and other distributed ledger technologies, and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic securities trading, lending and payment solutions. In addition, technological advances, including digital currencies and alternative payment methods, may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, we conduct our operations from 34 offices, including our main and executive offices at 3 MacArthur Place, Santa Ana, California and 28 branch offices in Los Angeles, Orange, San Diego, and Santa Barbara counties in California. We also lease additional office space outside of our headquarters and branch locations. For additional information, see Note 6 — Premises and Equipment, net and Note 7— Leases of the Notes to Consolidated Financial Statements included in Item 8.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our voting common stock (symbol BANC) is listed on the NYSE. Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of our voting common stock as of December 31, 2022 was 1,203. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There were three holders of record of our Class B non-voting common stock as of December 31, 2022. At December 31, 2022, there were 65,168,380 shares and 58,544,534 shares of voting common stock issued and outstanding, respectively, and 477,321 shares of Class B non-voting common stock issued and outstanding.
During 2022, we redeemed all outstanding Series E Preferred Stock, and the corresponding depositary shares, each representing a 1/40th interest in a share of the Series E Preferred Stock. The redemption price for the Series E Preferred Stock was $1,000 per share (equivalent to $25 per Series E Depositary Share). Upon redemption, the Series E Preferred Stock and the Series E Depositary Shares were no longer outstanding and all rights with respect to such stock and depositary shares ceased and terminated, except the right to payment of the redemption price. Also upon redemption, the Series E Depositary Shares were delisted from trading on the New York Stock Exchange. As of December 31, 2022, we had no shares of preferred stock issued and outstanding.
Dividend Policy
The timing and amount of cash dividends paid to our preferred and common stockholders depends on our earnings, capital requirements, financial condition, regulatory approval and other relevant factors, including the discretion of the Board of Directors with respect to common stockholder dividends. Our primary source of revenue at the holding company level is dividends from the Bank, and to a lesser extent our ability to raise capital or debt. To the extent we are unable to access dividends from the Bank or are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders would likely be limited. See in Item 1A. — Risk Factors of this Annual Report on Form 10-K for a discussion regarding the holding company's reliance on dividends from the Bank for substantially all of its income and as a result the primary source of funds for cash dividends to our preferred and common stockholders. During the year ended December 31, 2022, the holding company paid dividends in the amount of $14.5 million to its common stockholders and $1.7 million to its preferred stockholders. The Bank paid dividends of $126.0 million to the holding company during the year ended December 31, 2022. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the holding company, and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see Item 1 — Regulation and Supervision included in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

	Purchases of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares (or Approximate Dollar Value) That May Yet be Purchased Under the Plan
Common Stock:
From October 1, 2022 to October 31, 2022	876,014	$16.60	876,014	$4,368,180
From November 1, 2022 to November 30, 2022	210,556	$16.51	209,910	$902,055
From December 1, 2022 to December 31, 2022	59,908	$15.52	57,900	$—
Total	1,146,478	$16.53	1,143,824

During the three months and year ended December 31, 2022, purchases of shares of common stock related to shares purchased under our stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
On March 15, 2022, we announced a repurchase program of up to $75 million of our common stock. As of December 31, 2022, we completed the authorized common stock repurchase program totaled $75 million, or 4,212,882 shares at a weighted average price of $17.80 per share.

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
The following graph shows a comparison of stockholder total return on Banc of California, Inc.’s voting common stock with the cumulative total returns for: (i) the NYSE Composite Index; (ii) the KBW NASDAQ Regional Banking Index, and (iii) the S&P U.S. BMI Banks - Western Region Index. The graph assumes an initial investment of $100 on December 31, 2017, in our common stock and the comparison indices and assumes the reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

Total Return Performance
$160
$140
$120
$100
$80
$60
$40
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Banc of California, Inc.
NYSE Composite
KBW NASDAQ Regional Banking Index
S&P U.S. BMI Banks - Western Region Index

	December 31,
Index	2017	2018	2019	2020	2021	2022
Banc of California, Inc.	$100.00	$66.32	$87.42	$76.43	$103.23	$84.99
NYSE Composite	$100.00	$91.05	$114.28	$122.26	$147.54	$133.75
KBW NASDAQ Regional Banking Index	$100.00	$82.50	$102.15	$93.25	$127.42	$118.59
S&P U.S. BMI Banks - Western Region Index	$100.00	$79.17	$96.55	$72.25	$111.40	$86.45

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
Allowance for Credit Losses (“ACL”). The ACL is estimated on a quarterly basis and represents management’s estimate of CECL in our loan portfolio. The ACL estimate is based on the accounting standard commonly known as CECL. Under the CECL method, pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. The allowance for loan losses includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including those described in the federal banking agencies' joint interagency policy statement on ALL. These factors include, among others, inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables; qualitative adjustments based on our evaluation of different forecast scenarios and known recent events impacting relevant economic variables; data factors that address the risk that certain model inputs may not reflect all available information including (i) risk factors that have not been fully addressed in internal risk ratings, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) imprecision in the risk rating system and (v) limitations in data available for certain loan portfolios. The ACL process also includes challenging and calibrating the model and model results against observed information, trends and events within the loan portfolio, among others. The ACL and provision for credit losses include amounts and changes from both the allowance for loan losses and the reserve for unfunded noncancellable loan commitments.
Business Combinations. Business combinations are accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations. Under the acquisition method, we measure the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
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
For example, we generally value core deposit intangible assets using a discounted cash flow approach, which require a number of critical estimates that include, but are not limited to, future expected cash flows from depositor relationships, expected "decay" rates, and the determination of discount rates. We use the multi-period excess earnings method to value developed technology, the foregone cash flow method to value client relationships, and the relief from royalty method to value trademarks. Non-compete agreements are estimated using a with and without scenario where cash flows are projected through the term of the non-compete agreement assuming the agreement is in place and compare to cash flows assuming it is not in place. In valuing these intangibles, we make forward looking assumptions regarding expected future revenues and expenses to develop the underlying forecasts, applied contributory asset charges, discount rates, useful lives and other estimates. These critical estimates are difficult to predict and may result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our initial valuation of net assets and liabilities acquired.

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
Acquired Loans. At acquisition date, loans are evaluated to determine whether they meet the criteria of a PCD loan. PCD loans are loans that in management's judgment have experienced more than insignificant deterioration in credit quality since origination. Factors that indicate a loan may have experienced more than insignificant credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the date of acquisition, an ACL is established with a corresponding increase to the overall acquired loan balance. This initial ACL is determined using our application of the CECL method.
Acquired loans that are not considered PCD loans (“non-PCD loans”) are also recognized at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the time of acquisition, we establish an initial ACL for acquired non-PCD loans through a charge to the provision for credit losses. This initial ACL is determined using our application of the CECL method.
Subsequent to acquisition date, the ACL for both PCD and non-PCD loans is determined using the same methodology to determine current expected credit losses that is applied to all other loans in our portfolio.
The estimates used to determine the fair values of PCD and non-PCD acquired loans can be complex and require significant judgment regarding items such as default rates, timing and amount of future cash flows, prepayment rates and other factors. These critical estimates are difficult to predict and may result in provisions for credit losses in future periods if actual losses materially differ from the estimated assumptions utilized in our initial valuation of acquired loans.
Deferred Income Taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against the deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence on a quarterly basis, including the consideration of several sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies.
Although we believe our assessments of the realizability of deferred income taxes are reasonable, no assurance can be given that their realizability will not be different from that which is reflected in our net deferred tax asset balance.
Tax positions that are uncertain but meet a "more-likely-than-not" recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.
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
Non-GAAP Measures
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
Tangible assets, tangible equity, tangible common equity, tangible equity to tangible assets, tangible common equity to tangible assets, tangible common equity per share, return on average tangible common equity, adjusted noninterest income, adjusted noninterest expense, adjusted noninterest income to adjusted total revenue, adjusted noninterest expense to average total assets, PTPP income, adjusted PTPP income, PTPP income ROAA, adjusted PTPP income ROAA, efficiency ratio, adjusted efficiency ratio, adjusted net income, adjusted net income available to common stockholders, adjusted diluted EPS and adjusted ROAA constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in our analysis of our performance.
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
Adjusted net income is calculated by adjusting net income for tax-effected noninterest income and noninterest expense adjustments and the tax impact from the exercise of stock appreciation rights for the periods indicated. Adjusted ROAA is computed by dividing annualized adjusted net income by average assets. Adjusted net income (loss) available to common stockholders is computed by removing the impact of preferred stock redemptions from adjusted net income. Adjusted diluted EPS is computed by dividing adjusted net income available to common stockholders by the weighted average diluted common shares outstanding.
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

The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

	December 31,
(Dollars in thousands, except per share data)(Unaudited)	2022	2021
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$9,197,016	$9,393,743
Less goodwill	(114,312)	(94,301)
Less other intangible assets	(7,526)	(6,411)
Tangible assets(1)	$9,075,178	$9,293,031

Total stockholders' equity	$959,618	$1,065,290
Less preferred stock	—	(94,956)
Total common stockholders' equity	$959,618	$970,334

Total stockholders' equity	$959,618	$1,065,290
Less goodwill	(114,312)	(94,301)
Less other intangible assets	(7,526)	(6,411)
Tangible equity(1)	837,780	964,578
Less preferred stock	—	(94,956)
Tangible common equity(1)	$837,780	$869,622

Total stockholders' equity to total assets	10.43%	11.34%
Tangible equity to tangible assets(1)	9.23%	10.38%
Tangible common equity to tangible assets(1)	9.23%	9.36%

Common shares outstanding	58,544,534	62,188,206
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	59,021,855	62,665,527

Book value per common share	$16.26	$15.48
Tangible common equity per share(1)	$14.19	$13.88
(1)Non-GAAP measure.

	Year Ended December 31,
(Dollars in thousands)(Unaudited)	2022	2021	2020
Return on tangible common equity
Average total stockholders' equity	$992,252	$896,988	$882,050
Less average preferred stock	(18,731)	(112,201)	(186,209)
Average common stockholders' equity	973,521	784,787	695,841
Less average goodwill	(100,715)	(49,688)	(37,144)
Less average other intangible assets	(5,884)	(2,924)	(3,392)
Average tangible common equity(1)	$866,922	$732,175	$655,305

Net income	$120,939	$62,346	$12,574

Net income (loss) available to common stockholders	$115,772	$50,563	$(1,103)
Add amortization of intangible assets	1,705	1,276	1,518
Less tax effect on amortization of intangible assets(2)	(504)	(377)	(449)
Net income available to common stockholders after adjustments for intangible assets(1)	$116,973	$51,462	$(34)

Return on average equity	12.19%	6.95%	1.43%
Return on average tangible common equity(1)	13.49%	7.03%	(0.01)%
(1)Non-GAAP measure.
(2)Adjustments shown at a statutory tax rate of 29.6%.

	Year Ended December 31,
(Dollars in thousands)(Unaudited)	2022	2021	2020
Adjusted noninterest income and expense
Total noninterest income	$17,350	$19,376	$18,870
Noninterest income adjustments:
Net loss (gain) on sale of securities available-for-sale	7,692	—	(2,011)
Adjusted noninterest income(1)	$25,042	$19,376	$16,859

Total noninterest expense	$194,373	$183,678	$199,385
Noninterest expense adjustments:
Naming rights termination	—	—	(26,769)
Extinguishment of debt	—	—	(2,515)
Indemnified legal (fees) recoveries	(497)	2,073	673
Acquisition, integration and transaction costs	(2,080)	(15,869)	—
Noninterest expense adjustments before (loss) gain on alternative energy partnership investments	(2,577)	(13,796)	(28,611)
(Loss) gain in alternative energy partnership investments	(2,313)	204	365
Total noninterest expense adjustments	(4,890)	(13,592)	(28,246)
Adjusted noninterest expense(1)	$189,483	$170,086	$171,139

Average assets	$9,350,054	$8,294,004	$7,689,016
Noninterest income to total revenue	5.23%	7.09%	7.75%
Adjusted noninterest income to adjusted total revenue(1)	7.38%	7.09%	6.98%
Noninterest expense to average total assets	2.08%	2.21%	2.59%
Adjusted noninterest expense to average total assets(1)	2.03%	2.05%	2.23%
(1)Non-GAAP measure.

	Year Ended December 31,
(Dollars in thousands)(Unaudited)	2022	2021	2020
Adjusted pre-tax pre-provision income
Net interest income	$314,365	$253,778	$224,594
Noninterest income	17,350	19,376	18,870
Total revenue	331,715	273,154	243,464
Noninterest expense	194,373	183,678	199,385
Pre-tax pre-provision income(1)	$137,342	$89,476	$44,079

Total revenue	$331,715	$273,154	$243,464
Total noninterest income adjustments	7,692	—	(2,011)
Adjusted total revenue(1)	339,407	273,154	241,453

Adjusted noninterest expense(1)	189,483	170,086	171,139
Adjusted pre-tax pre-provision income(1)	$149,924	$103,068	$70,314

Average assets	$9,350,054	$8,294,004	$7,689,016
Pre-tax pre-provision income ROAA(1)	1.47%	1.08%	0.57%
Adjusted pre-tax pre-provision income ROAA(1)	1.60%	1.24%	0.91%
Efficiency ratio(1)	58.60%	67.24%	81.90%
Adjusted efficiency ratio(1)	55.83%	62.27%	70.88%
(1)Non-GAAP measure.

	Year Ended December 31,
	2022	2021	2020
Adjusted net income
Net income (1)(2)(3)	$120,939	$62,346	$12,574
Adjustments:
Noninterest income adjustments	7,692	—	(2,011)
Noninterest expense adjustments	4,890	13,592	28,246
Tax impact of adjustments above(4)	(3,720)	(4,018)	(7,757)
Tax impact from exercise of stock appreciation rights	—	(2,093)	—
Adjustments to net income	8,862	7,481	18,478
Adjusted net income(5)	$129,801	$69,827	$31,052

Average assets	$9,350,054	$8,294,004	$7,689,016
ROAA	1.29%	0.75%	0.16%
Adjusted ROAA(5)	1.39%	0.84%	0.40%

Adjusted net income available to common stockholders
Net income (loss) available to common stockholders	$115,772	$50,563	$(1,103)
Adjustments to net income	8,862	7,481	18,478
Adjustments for impact of preferred stock redemption	3,747	3,347	(568)
Adjusted net income available to common stockholders(5)	$128,381	$61,391	$16,807

Average diluted common shares	61,175,108	53,302,926	50,182,096
Diluted EPS	$1.89	$0.95	$(0.02)
Adjusted diluted EPS(5)(6)	$2.10	$1.15	$0.33
(1)Net income for the years ended December 31, 2022, 2021 and 2020 include a $(7.7) million, zero and $2.0 million pre-tax (loss) gain on sale of securities.
(2)Net income for the year ended December 31, 2022 includes a $31.3 million pre-tax reversal of credit losses due to the recovery from the settlement of a previously charged-off loan; there is no similar recovery in any of the other periods presented. The Bank previously recognized a $35.1 million charge-off for this loan during the third quarter of 2019.
(3)Net income for the year ended December 31, 2021 includes an $11.3 million pre-tax charge for the expected lifetime credit losses for non-PCD loans acquired in the PMB Acquisition.
(4)Tax impact of adjustments shown at a statutory tax rate of 29.6%.
(5)Non-GAAP measure.
(6)Represents adjusted net income available to common stockholders divided by average diluted common shares.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 28 full service branches in Orange, Los Angeles, San Diego, and Santa Barbara Counties. Through our dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed to serve the banking and financial needs of our target clients. We also acquired Deepstack Technologies in 2022 to be able to offer full stack payment processing solutions and further our ability to serve as the hub of our clients' financial services ecosystem. We continue to grow average loans and earning assets, improve our deposit mix, manage our cost of deposits, and maintain disciplined expense control.
Financial Highlights
For the years ended December 31, 2022, 2021 and 2020, net income (loss) available to common stockholders was $115.8 million, $50.6 million and $(1.1) million, or $1.89, $0.95, and $(0.02) per diluted common share. On an adjusted basis(1) , net income available to common stockholders was $128.4 million, $61.4 million and $16.8 million for the years ended December 31, 2022, 2021 and 2020, or $2.10, $1.15 and $0.33 per diluted common share (refer to section 'Non-GAAP Measures'). Net income and adjusted net income available to common stockholders for 2022 included a pre-tax $31.3 million recovery from the settlement of a previously charged-off loan.
Total assets were $9.20 billion at December 31, 2022, a decrease of $196.7 million, or 2.1%, from $9.39 billion at December 31, 2021.
2022 financial and strategic highlights include(1):
~~•~~Diluted EPS of $1.89 and adjusted diluted EPS of $2.10
•Noninterest-bearing deposits represented 39% of average deposits compared to 30% in the prior year
•Net interest margin of 3.59%, an increase of 33 basis points
~~•~~Return on average assets of 1.29% and adjusted return on average assets of 1.39%
•Book value per share of $16.26, up from $15.48
~~•~~Tangible common equity per share of $14.19, up from $13.88
•Completed $75.0 million in common stock repurchases representing 7% of the shares outstanding at the time this program was authorized
•$31.3 million pre-tax recovery from the settlement of a previously charged-off loan
•Redeemed all Series E Preferred Stock for total consideration of $98.7 million with annual savings of $6.9 million
•Completed the acquisition of Deepstack Technologies on September 15, 2022
(1) Adjusted net income available to common stockholders, adjusted diluted EPS, adjusted return on average assets, and tangible common equity per share represent non-GAAP measures; see "Non-GAAP Measures"
Refer to the 2021 Form 10-K filed on March 1, 2022 for discussion related to 2021 activity compared to 2020 activity.
Economy
Elevated inflation levels and a significant rise in market interest rates dramatically changed the operating environment during 2022 and contributed to headwinds in the market. As our assets and liabilities are primarily monetary in nature, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. Additionally, interest rates generally increase as the rate of inflation increases.
The rising interest rate environment may lead to lower demand for loans, higher credit losses, decreased values for our investment securities, among other negative effects. Additionally, it may create more intense competition for low-cost deposits, potential for deposit outflows as rate-sensitive depositors seek higher yielding products or investment alternatives, and increased deposit rates and borrowing costs.
We delivered positive results this year, driven by continued execution of strategic initiatives to build long-term franchise value while maintaining disciplined expense management. We also remained steadfastly focused on credit quality and continued to grow a stable, high quality deposit base by bringing new commercial relationships to the bank. Through our disciplined approach, we believe that we are well positioned to manage through the uncertainty in the macroeconomic environment.

Business Combinations
Deepstack Acquisition
On September 15, 2022, we completed the acquisition of the assets of Global Payroll Gateway, Inc. and its wholly owned subsidiary, Deepstack Technologies, LLC (collectively, "Deepstack"), for $24 million in total consideration. The purchase was accounted for as a business combination under U.S. GAAP and assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. During the measurement period (not to exceed one year from the acquisition date), the fair value of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.
Deepstack's results of operations have been included in our results since the September 15, 2022 acquisition date. Transaction costs related to the acquisition were $2.1 million for the year ended December 31, 2022.
The fair value amounts of identified assets acquired and liabilities assumed as part of the Deepstack acquisition are as follows:

($ in thousands)	Fair Value
Assets acquired:
Cash and cash equivalents	$4,068
Other intangibles	3,800
Other assets	1,385
Total assets acquired	$9,253

Liabilities assumed:
Accounts payable	$3,443
Total liabilities assumed	3,443
Excess of assets acquired over liabilities assumed	$5,810
Total consideration	24,000
Goodwill	$18,190
Total consideration of $24 million includes cash consideration paid of $14.4 million, common stock issued of $7.2 million, or 412,473 shares, and additional cash consideration of $2.4 million expected to be paid 18 months after the acquisition date.
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
Pacific Mercantile Bancorp Acquisition
On October 18, 2021, we completed our merger with PMB, pursuant to which PMB merged with and into the Company, with the Company as the surviving corporation. PMB was the bank holding company of the wholly-owned subsidiary Pacific Mercantile Bank, a California state chartered commercial bank headquartered in Costa Mesa, California which operated seven banking offices, including three full service branches, located throughout Southern California.
Under the terms and conditions of the merger, each outstanding share of PMB common stock, aggregating 23,713,417 shares, was converted into the right to receive 0.5 of a share of the Company's common stock. In addition, at the effective time of the merger, we paid $3.2 million in cash for all outstanding PMB share-based awards, including outstanding shares subject to unvested restricted stock awards. In the merger, we issued 11,856,713 shares of common stock with an estimated fair value of $222.2 million based upon the $18.74 closing price of the Company's common stock on October 18, 2021. Together with the cash consideration, this resulted in an aggregate purchase price of $225.4 million. The operating results of PMB have been included since the date of acquisition and consequently, may impact the comparison of the financial results for the periods presented.
Goodwill in the amount of $59.0 million was recognized and represents the synergies and economies of scale expected from combining the operations of PMB with ours. Refer to Note 2 - Business Combinations and Note 8 - Goodwill and Other Intangibles in Item 8 of this Annual Report for further information.

Results of Operations
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Interest and dividend income	$372,772	$291,659	$290,607
Interest expense	58,407	37,881	66,013
Net interest income	314,365	253,778	224,594
(Reversal of) provision for credit losses	(31,542)	6,854	29,719
Noninterest income	17,350	19,376	18,870
Noninterest expense	194,373	183,678	199,385
Income from operations before income taxes	168,884	82,622	14,360
Income tax expense	47,945	20,276	1,786
Net income	120,939	62,346	12,574
Preferred stock dividends	1,420	8,322	13,869
Less: income allocated to participating securities	—	114	—
Less: participating securities dividends	—	—	376
Impact of preferred stock redemption	3,747	3,347	(568)
Net income (loss) available to common stockholders	$115,772	$50,563	$(1,103)
Earnings (loss) per common share
Basic	$1.90	$0.95	$(0.02)
Diluted	$1.89	$0.95	$(0.02)

Selected financial data:
Return on average assets	1.29%	0.75%	0.16%
Return on average equity	12.19%	6.95%	1.43%
Return on average tangible common equity (1)	13.51%	7.04%	0.01%
Dividend payout ratio (2)	12.63%	25.26%	(1,200.00)%
Average equity to average assets	10.61%	10.81%	11.47%

	December 31,
	2022	2021	2020
Book value per common share	$16.26	$15.48	$14.18
Tangible common equity per common share (1)	$14.19	$13.88	$13.39
Total stockholders' equity to total assets	10.43%	11.34%	11.39%
Tangible common equity to tangible assets (1)	9.23%	9.36%	8.58%
(1)Non-GAAP measure. See non-GAAP measures for reconciliation of the calculation.
(2)Ratio of dividends declared per common share to basic earnings per common share.

Management's Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with 3-year financial performance, accompanied by narrative for the years ended December 31, 2022 and 2021. For further discussion of financial results for the years ended December 31, 2021 and 2020, refer to Item 7 of the 2021 Form 10-K filed on March 1, 2022.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the years indicated:

	Year Ended December 31,
	2022			2021			2020
($ in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Interest-earning assets:
Total loans (1)(2)	$7,250,312	$327,545	4.52%	$6,143,495	$260,687	4.24%	$5,691,444	$257,300	4.52%
Securities	1,230,901	38,527	3.13%	1,295,879	27,588	2.13%	1,112,306	29,038	2.61%
Other interest-earning assets (2)(3)	273,284	6,700	2.45%	353,190	3,384	0.96%	360,532	4,269	1.18%
Total interest-earning assets	8,754,497	372,772	4.26%	7,792,564	291,659	3.74%	7,164,282	290,607	4.06%
Allowance for loan losses	(92,988)			(82,166)			(78,152)
BOLI and noninterest-earning assets (3)(4)	688,545			583,606			602,886
Total assets	$9,350,054			$8,294,004			$7,689,016
Interest-bearing liabilities:
Interest-bearing checking	$2,226,611	10,976	0.49%	$2,267,059	2,906	0.13%	$1,810,152	8,705	0.48%
Savings and money market	1,528,202	5,985	0.39%	1,664,350	7,063	0.42%	1,559,958	14,164	0.91%
Certificates of deposit	763,022	10,872	1.42%	633,497	2,344	0.37%	1,063,705	14,947	1.41%
Total interest-bearing deposits	4,517,835	27,833	0.62%	4,564,906	12,313	0.27%	4,433,815	37,816	0.85%
FHLB advances	528,590	15,153	2.87%	426,875	12,023	2.82%	749,195	18,040	2.41%
Securities sold under repurchase agreements	—	—	—%	—	—	—%	584	4	0.68%
Other borrowings	86,172	1,206	1.40%	44,214	46	0.10%	2,369	12	0.51%
Long-term debt, net	274,604	14,215	5.18%	260,122	13,499	5.19%	187,771	10,141	5.40%
Total interest-bearing liabilities	5,407,201	58,407	1.08%	5,296,117	37,881	0.72%	5,373,734	66,013	1.23%
Noninterest-bearing deposits	2,838,697			1,996,449			1,322,681
Noninterest-bearing liabilities	111,904			104,450			110,551
Total liabilities	8,357,802			7,397,016			6,806,966
Total stockholders’ equity	992,252			896,988			882,050
Total liabilities and stockholders’ equity	$9,350,054			$8,294,004			$7,689,016
Net interest income/spread		$314,365	3.18%		$253,778	3.02%		$224,594	2.83%
Net interest margin (5)			3.59%			3.26%			3.13%
Ratio of interest-earning assets to interest-bearing liabilities	162%			147%			133%
Total deposits(6)	$7,356,532	$27,833	0.38%	$6,561,355	$12,313	0.19%	$5,756,496	$37,816	0.66%
Total funding(7)	$8,245,898	$58,407	0.71%	$7,292,566	$37,881	0.52%	$6,696,415	$66,013	0.99%

(1)Includes average loans held for sale of $3.9 million, $2.4 million and $15.8 million for the years ended December 31, 2022, 2021 and 2020, which are included in other assets in the accompanying consolidated statements of financial condition.
(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $(64) thousand, $348 thousand and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in interest income.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of BOLI of $125.2 million, $114.9 million and $110.6 million for the years ended December 31, 2022, 2021 and 2020.
(5)Net interest income divided by average interest-earning assets.
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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net interest income increased $60.6 million, or 23.9%, to $314.4 million for the year ended December 31, 2022 due to higher average balances and yield on interest-earning assets, partially offset by higher average balances and costs of interest-bearing liabilities. Interest income increased $81.1 million and interest expense increased $20.5 million as average earning assets increased $961.9 million and average total funding sources increased $953.3 million due largely to the impact of the acquisition of PMB in the fourth quarter of 2021.
The net interest margin increased 33 basis points to 3.59% as the average earning-assets yield increased 52 basis points and the average cost of total funding increased 19 basis points between periods. The yield on average interest-earning assets increased to 4.26% for the year ended December 31, 2022, from 3.74% for the same period in 2021 due mostly to higher market interest rates and changes in the mix of interest-earning assets. Average loans represented 82.8% of average earnings assets in 2022 compared to 78.8% for the full year in 2021. Average loans increased by $1.11 billion from organic loan growth and the impact of the PMB Acquisition. The yield on average loans increased 28 basis points to 4.52% for the year ended December 31, 2022 compared to the full year of 2021. The yield on average investment securities and other interest-earning assets increased 100 basis points and 149 basis points, respectively, for the year ended December 31, 2022, compared to the full year of 2021.
The average cost of funds increased 19 basis points to 0.71% for the year ended December 31, 2022 from 0.52% for 2021. This increase was driven by the higher cost of average interest-bearing liabilities, partially offset by the overall improved funding mix, including higher average noninterest-bearing deposits as a result of growth from business development efforts and the impact of the acquisition of PMB. The cost of average interest-bearing liabilities increased 36 basis points to 1.08% for the year ended December 31, 2022 compared to 0.72% for the same period in 2021 and included a 35 basis point increase in the cost of average interest-bearing deposits to 0.62%. Average noninterest-bearing deposits were $842.2 million higher for the year ended December 31, 2022 compared to 2021 while average total deposits were $795.2 million higher. Average noninterest-bearing deposits represented 38.6% of total average deposits for the year ended December 31, 2022 compared to 30.4% for 2021. The average cost of total deposits increased 19 basis points to 0.38% for the year ended December 31, 2022 compared to the full year of 2021.

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

	Year Ended December 31, 2022 vs. 2021			Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Total loans	$49,200	$17,658	$66,858	$19,809	$(16,422)	$3,387
Securities	(1,447)	12,386	10,939	4,364	(5,814)	(1,450)
Other interest-earning assets	(917)	4,233	3,316	(88)	(797)	(885)
Total interest-earning assets	46,836	34,277	81,113	24,085	(23,033)	1,052
Interest-bearing liabilities:
Interest-bearing checking	(53)	8,123	8,070	1,767	(7,566)	(5,799)
Savings and money market	(1,205)	127	(1,078)	(199)	(6,902)	(7,101)
Certificates of deposit	570	7,958	8,528	(4,463)	(8,140)	(12,603)
FHLB advances	2,912	218	3,130	(8,715)	2,698	(6,017)
Securities sold under repurchase agreements	—	—	—	(2)	(2)	(4)
Other borrowings	82	1,078	1,160	51	(17)	34
Long-term debt, net	750	(34)	716	3,766	(408)	3,358
Total interest-bearing liabilities	3,056	17,470	20,526	(7,795)	(20,337)	(28,132)
Net interest income	$43,780	$16,807	$60,587	$31,880	$(2,696)	$29,184

Provision for Credit Losses
The provision for credit losses is charged to earnings and is adjusted in each period to a level required to cover current expected credit losses in our loan portfolio and unfunded noncancellable loan commitments. The following table presents the components of our provision for credit losses:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Provision for (reversal of ) credit losses - loans	$(31,242)	$4,432	$29,374
Provision for (reversal of) credit losses - unfunded noncancellable loan commitments	(300)	2,422	345
Total provision for (reversal of) credit losses	$(31,542)	$6,854	$29,719

During the year ended December 31, 2022, the provision for credit losses was a reversal of $31.5 million, compared to a provision for credit losses of $6.9 million during 2021. The reversal of credit losses for the year ended December 31, 2022 was due to a $31.3 million recovery from the settlement of a loan previously charged-off in 2019. The provision for credit losses during the year ended December 31, 2021 included a $11.3 million charge related to establishing the initial allowance for credit losses established for non-PCD loans acquired in the PMB Acquisition. This charge was offset by the benefit of improvements in key macroeconomic forecast variables. The provision for credit losses during the year ended December 31, 2020 reflected the adoption of the CECL method of accounting, the estimated impact of the COVID-19 pandemic on our loans, and higher specific reserves.
See further discussion in Allowance for Credit Losses included in this Item 7.

Noninterest Income
The following table presents noninterest income for the years indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Customer service fees	$9,540	$7,685	$5,771
Loan servicing income	1,518	595	505
Income from bank owned life insurance	3,402	2,871	2,489
Net (loss) gain on sale of securities available-for-sale	(7,692)	—	2,011
Other income	10,582	8,225	8,094
Total noninterest income	$17,350	$19,376	$18,870

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Noninterest income for the year ended December 31, 2022 decreased $2.0 million to $17.4 million compared to 2021. The decrease was mainly due to a $7.7 million loss on the sale of investment securities, offset by higher customer service fees, loan servicing income, income from bank-owned life insurance, and all other income. Many of these increases are a result of including PMB's operations for the full year in 2022 compared to 2021. Customer services fees increased $1.9 million due mostly to higher deposit activity fees of $2.6 million attributed to higher average deposit balances, partially offset by lower loan fees of $755 thousand. Loan servicing income increased $923 thousand due mostly to the acquisition of mortgage servicing rights at the end of the second quarter of 2022. Income from bank-owned life insurance increased $531 thousand due to higher average balances gained in the PMB acquisition and all other income increased $2.4 million due mostly to higher gains from equity investments. Gains or losses from equity investments are recorded based on the most recent information available from the investee and fluctuates based on their underlying performance.

Noninterest Expense
The following table presents noninterest expense for the years indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Salaries and employee benefits	$113,060	$103,358	$96,809
Occupancy and equipment	32,811	29,452	29,350
Professional fees	15,001	10,584	15,736
Data processing	7,053	6,861	6,574
Regulatory assessments	3,626	3,395	2,741
Extinguishment of debt	—	—	2,515
Loss (gain) on alternative energy partnership investments	2,313	(204)	(365)
Reversal of provision for loan repurchases	(1,004)	(948)	(697)
Amortization of intangible assets	1,705	1,276	1,518
Acquisition, integration and transaction costs	2,080	15,869	—
Naming rights termination	—	—	26,769
All other expense	17,728	14,035	18,435
Total noninterest expense	$194,373	$183,678	$199,385

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Noninterest expense for the year ended December 31, 2022 increased $10.7 million to $194.4 million compared to 2021. The increase was primarily due to: (i) higher salaries and employee benefits of $9.7 million and occupancy and equipment expense of $3.4 million due mainly to the increases in personnel and facilities from the acquisition of PMB, (ii) higher professional fees of $4.4 million, due mostly to a $2.6 million increase in indemnified legal fees (net of insurance recoveries) and a $1.8 million increase in other professional fees, (iii) higher all other expenses of $3.7 million due to including the operations of PMB since the date of acquisition, (iv) higher loss in alternative energy partnership investments of $2.5 million, and (v) higher amortization of intangible assets of $429 thousand due to the acquisitions of PMB in 2021 and Deepstack in 2022. These increases were partially offset by lower acquisition, integration and transaction costs of $13.8 million.
Income Tax Expense
Income tax expense totaled $47.9 million for the year ended December 31, 2022, representing an effective tax rate of 28.4%, compared to $20.3 million and an effective tax rate of 24.5% for 2021. The effective tax rate for the year ended December 31, 2022 was higher than the prior year due in part to 2021 including a net tax benefit of $2.5 million resulting from the exercise of all previously issued outstanding stock appreciation rights.
For additional information, see Note 13 — Income Taxes of the Notes to Consolidated Financial Statements included in Item 8.

Financial Condition
Investment Securities
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. Certain investment securities can be pledged as collateral to obtain public deposits or to provide a secondary source of liquidity in the form of secured borrowings from the FHLB, the Federal Reserve Discount Window, or other financial institutions for repurchase agreements. Investment securities with carrying values of $356.5 million and $28.9 million as of December 31, 2022 and 2021 were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
Investment Securities Held-to-Maturity
Securities held-to-maturity totaled $328.6 million at December 31, 2022 and included $214.4 million in agency securities and $114.2 million in municipal securities. During 2022, we transferred certain longer-duration fixed-rate mortgage-backed securities and municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to lower the adverse impact rising interest rates may have on the fair value of such securities and consequently tangible equity. At the time of the transfer, the securities had a fair value of $329.4 million, including an unrealized gross loss of $16.6 million, which became part of the securities' amortized cost basis. This amount, along with the unrealized loss included in accumulated other comprehensive income, is then amortized over the life of the security as an adjustment to its yield using the interest method. As a result, there is no impact on the consolidated statements of operations.
The following table presents the amortized cost and fair value of investment securities held-to-maturity as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,033	$—	$(29,807)	$123,226
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,404	—	(11,946)	49,458
Municipal securities	114,204	—	(24,428)	89,776
Total securities held-to-maturity	$328,641	$—	$(66,181)	$262,460
There were no investment securities held-to-maturity at December 31, 2021
Investment Securities Available-for-Sale
The following table presents the amortized cost and fair value of investment securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) income as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities available-for-sale:
SBA loan pool securities	$11,241	$—	$(54)	$11,187
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,431	—	(225)	40,206
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	99,075	—	(5,884)	93,191
Non-agency residential mortgage-backed securities	90,832	—	(10,340)	80,492
Collateralized loan obligations	492,203	—	(15,600)	476,603
Corporate debt securities	175,781	32	(9,195)	166,618
Total securities available-for-sale	$909,563	$32	$(41,298)	$868,297

December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$14,679	$—	$(88)	$14,591
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,382	2,898	(1,311)	191,969
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	242,458	1,171	(2,088)	241,541
Municipal securities	117,913	2,641	(1,539)	119,015
Non-agency residential mortgage-backed securities	56,014	11	—	56,025
Collateralized loan obligations	521,275	—	(2,311)	518,964
Corporate debt securities	162,002	11,603	(7)	173,598
Total securities available-for-sale	$1,304,723	$18,324	$(7,344)	$1,315,703

Securities available-for-sale totaled $868.3 million at December 31, 2022, a decrease of $447.4 million, or 34.0%, from $1.32 billion at December 31, 2021. The decrease was mainly due to the transfer of certain securities to the held-to-maturity portfolio as described above, principal payments of $36.9 million, collateralized loan obligation (CLO) payoffs of $28.5 million, sales of $128.8 million and higher unrealized net losses of $60.0 million, offset by purchases of $152.3 million.
Net unrealized losses on securities available-for-sale were $41.3 million at December 31, 2022, compared to net unrealized gains of $11.0 million at December 31, 2021. The net unrealized (losses) gains on securities available-for-sale, net of tax, are reflected in accumulated other comprehensive (loss) income. Increases in longer term market interest rates resulted in higher net unrealized losses in our securities portfolio and stockholders’ equity. As market interest rates increase, bond prices tend to fall and, consequently, the fair value of our securities may also decrease. To this end, we may have further net unrealized losses on our securities classified as available–for-sale, which would negatively affect our total and tangible stockholders’ equity.
CLOs totaled $476.6 million and $519.0 million and were all AAA and AA rated at December 31, 2022 and 2021. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
We did not record credit impairment for any investment securities for the years ended December 31, 2022, 2021 or 2020. We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of December 31, 2022, we believe there was no credit impairment and we did not have the current intent to sell securities with a fair value below amortized cost at December 31, 2022, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of December 31, 2022, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and credit market conditions.

The following table presents the fair values and weighted average yields using amortized cost of the securities held-to-maturity portfolio as of December 31, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$7,987	2.52%	$115,239	2.70%	$123,226	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	49,458	2.64%	49,458	2.64%
Municipal securities	—	—%	—	—%	16,052	2.19%	73,724	2.71%	89,776	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$24,039	2.29%	$238,421	2.69%	$262,460	2.65%

The following table presents the fair values and weighted average yields using amortized cost of the securities available-for-sale portfolio as of December 31, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$11,187	3.18%	$—	—%	$—	—%	$—	—%	$11,187	3.18%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	40,206	5.59%	40,206	5.59%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,531	4.65%	7,941	3.24%	24,918	2.76%	54,801	4.80%	93,191	4.04%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	80,492	3.68%	80,492	3.68%
Collateralized loan obligations	476,603	5.85%	—	—%	—	—%	—	—%	476,603	5.85%
Corporate debt securities	—	—%	153,740	4.82%	12,878	5.73%	—	—%	166,618	4.89%
Total securities available-for-sale	$493,321	5.78%	$161,681	4.74%	$37,796	3.69%	$175,499	4.42%	$868,297	5.20%

Loans Receivable
The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
	2022		2021
($ in thousands)	Amount	Percent	Amount	Percent
Commercial:
Commercial and industrial(1)	$1,845,960	25.9%	$2,668,984	36.8%
Commercial real estate	1,259,651	17.7%	1,311,105	18.1%
Multifamily	1,689,943	23.8%	1,361,054	18.8%
SBA(2)	68,137	1.0%	205,548	2.8%
Construction	243,553	3.4%	181,841	2.5%
Consumer:
Single family residential mortgage	1,920,806	27.0%	1,420,023	19.6%
Other consumer	86,988	1.2%	102,925	1.4%
Total loans(3)	7,115,038	100.0%	7,251,480	100.0%
Allowance for loan losses	(85,960)		(92,584)
Total loans receivable, net	$7,029,078		$7,158,896
(1)Includes warehouse lending balances of $602.5 million and $1.60 billion at December 31, 2022 and 2021.
(2)Includes PPP loans totaling $5.7 million and $123.1 million at December 31, 2022 and 2021.
(3)Total loans includes net deferred loan origination costs (fees), purchased premiums/(discounts), and fair value allocations of premiums (discounts) of $7.1 million and $5.5 million at December 31, 2022 and 2021.
Total loans were $7.12 billion at December 31, 2022, a decrease of $136.4 million, or 1.9%, from $7.25 billion at December 31, 2021. The decrease was due to lower warehouse lending balances of $1.00 billion and other paydowns and payoffs of $2.63 billion, partially offset by loan fundings and advances of $3.50 billion, including SFR purchases of $814.3 million.
Total commercial loans, excluding warehouse lending and SBA, increased $516.1 million, or 13.2% on an annualized basis during the year ended December 31, 2022.
We ceased originating SFR mortgage loans in 2019, however we have purchased and may continue to purchase these loans as part of an overall strategy to manage portfolio runoff and overall portfolio concentration risk.
We continue to focus the real estate loan portfolio toward relationship-based multifamily, bridge, light infill construction, and commercial real estate loans. As of December 31, 2022, loans secured by residential real estate (single-family, multifamily, single-family construction, and warehouse lending credit facilities) represent approximately 62.6% of our total loans outstanding.

The following table summarizes the balances of the C&I portfolio by industry concentration and the percentage of total outstanding C&I loan balances:

		December 31, 2022		December 31, 2021
($ in thousands)		Amount	% of Portfolio	Amount	% of Portfolio
C&I Portfolio by Industry
Finance and Insurance - Warehouse Lending		$602,508	33%	$1,602,487	60%
Real Estate and Rental Leasing		172,948	9%	252,610	9%
Finance and Insurance - Other		159,532	9%	108,098	4%
Healthcare		110,132	6%	85,666	3%
Manufacturing		95,900	5%	91,533	3%
Television / Motion Pictures		75,863	4%	46,762	2%
Arts, Entertainment & Recreation		71,933	4%	12,646	—%
Gas Stations		59,698	3%	71,381	3%
Other Retail Trade		57,321	3%	43,202	2%
Construction	40,345	40,345	2%	24,777	1%
Professional Services		38,710	2%	47,924	2%
Wholesale Trade		38,678	2%	54,227	2%
Management of Companies and Enterprises		35,103	2%	24,712	1%
Educational Services		34,523	2%	33,684	1%
Food Services		31,471	2%	32,598	1%
Transportation		19,345	1%	16,783	1%
Accommodations		8,720	—%	2,069	—%
Other		193,230	11%	117,825	4%
Total		$1,845,960	100%	$2,668,984	100%

The following table presents the contractual maturity with the weighted-average contractual yield of the loan portfolio as of December 31, 2022:

	One year or less		More than One Year through Five Years		More than Five Years through Fifteen Years		More than Fifteen Years		Total
($ in thousands)	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Commercial:
Commercial and industrial	$833,148	4.65%	$597,107	6.39%	$407,500	4.58%	$8,205	6.20%	$1,845,960	5.20%
Commercial real estate	41,858	4.64%	470,642	4.63%	713,941	4.10%	33,210	4.18%	1,259,651	4.32%
Multifamily	6,389	4.19%	172,660	4.08%	1,347,520	3.87%	163,374	4.08%	1,689,943	3.91%
SBA	724	5.88%	21,882	6.84%	33,859	5.85%	11,672	5.51%	68,137	6.11%
Construction	91,818	6.93%	151,735	7.77%	—	—%	—	—%	243,553	7.45%
Consumer:
Single family residential mortgage	3,412	5.72%	3,263	5.62%	8,797	4.31%	1,905,334	4.23%	1,920,806	4.24%
Other consumer	1,781	7.99%	8,728	6.53%	65,304	6.66%	11,175	7.95%	86,988	6.84%
Total	$979,130	4.87%	$1,426,017	5.68%	$2,576,921	4.14%	$2,132,970	4.26%	$7,115,038	4.59%

The following table presents the interest rate profile of the loan portfolio due after one year at December 31, 2022:

	Due After One Year
($ in thousands)	Fixed Rate	Variable Rate	Total
Commercial:
Commercial and industrial	$398,643	$614,169	$1,012,812
Commercial real estate	808,413	409,380	1,217,793
Multifamily	423,792	1,259,762	1,683,554
SBA	11,469	55,944	67,413
Construction	25,965	125,770	151,735
Consumer:
Single family residential mortgage	1,396,830	520,564	1,917,394
Other consumer	69,851	15,356	85,207
Total	$3,134,963	$3,000,945	$6,135,908
Loan Originations, Purchases, Sales and Repayments
The following table presents loan originations, purchases, sales, and repayment activities, excluding loans originated for sale, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Origination by rate type (excluding warehouse):
Variable rate:
Commercial and industrial	$225,791	$289,987	$272,616
Commercial real estate	83,686	85,430	44,806
Multifamily	367,058	232,950	132,836
SBA	12,820	10,111	6,393
Construction	42,189	36,951	8,139
Single family residential mortgage	—	—	5,404
Other consumer	—	1,115	37
Total variable rate	731,544	656,544	470,231
Fixed rate:
Commercial and industrial	95,295	117,474	71,388
Commercial real estate	277,043	284,252	59,565
Multifamily	269,596	120,785	22,773
SBA	2,360	149,353	265,609
Construction	12,270	6,831	12,594
Other consumer	25,682	6,519	—
Total fixed rate	682,246	685,214	431,929
Total loans originated	1,413,790	1,341,758	902,160
Acquired in business combination	—	962,856	—
Purchases:
Multifamily	—	29,764	120,900
Construction	—	—	14,750
Single family residential mortgage	814,262	795,773	149,687
Total loans purchased	814,262	825,537	285,337
Transferred to loans held-for-sale	—	(15,205)	—
Other items:
Net repayment activity (1)	(1,364,515)	(2,024,349)	(1,640,193)
Warehouse credit facilities activity, net (2)	(999,979)	262,478	399,216
Total other items	(2,364,494)	(1,761,871)	(1,240,977)
Net increase (decrease)	$(136,442)	$1,353,075	$(53,480)

(1)Amounts represent disbursements on credit lines, principal paydowns and payoffs and other net activity for loans subsequent to origination (excluding warehouse credit facilities).
(2)Amounts represent net disbursement and repayment activity subsequent to origination for warehouse credit facilities which are included in commercial and industrial loans.
Non-Traditional Mortgage ("NTM") Portfolio
NTM loans are included in our SFR mortgage portfolio and are comprised primarily of interest only loans. As of December 31, 2022 and 2021, the NTM loans totaled $862.3 million, or 12.1% of total loans, and $635.3 million, or 8.8% of total loans, respectively. The total NTM portfolio increased by $227.1 million, or 35.7%, during the year ended December 31, 2022. The increase was due to loan purchases, partially offset by principal paydowns and payoffs.
We no longer originate SFR loans, however we have purchased and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan.
At December 31, 2022 and 2021, nonperforming NTM loans totaled $3.0 million and $4.0 million.

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
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM first lien loans are LTV ratios. At December 31, 2022, our NTM first lien portfolio had a weighted average LTV of approximately 59%.
For additional information regarding NTMs, see Note 5 — Loans and Allowance for Credit Losses of the Notes to Consolidated Financial Statements included in Item 8.

Asset Quality
Past Due Loans
The following table presents a summary of total loans that were past due as of the dates indicated:

	December 31, 2022				December 31, 2021
($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due
Commercial:
Commercial and industrial	$4,002	$481	$13,833	$18,316	$9,342	$1,351	$9,503	$20,196
Commercial real estate	311	—	910	1,221	—	—	—	—
Multifamily	—	—	—	—	786	—	—	786
SBA	287	—	10,299	10,586	987	2,360	15,941	19,288
Construction	—	—	—	—	—	—	—	—
Consumer:
Single family residential mortgage	36,338	5,068	19,431	60,837	24,867	—	7,076	31,943
Other consumer	163	16	81	260	449	—	89	538
Total loans	$41,101	$5,565	$44,554	$91,220	$36,431	$3,711	$32,609	$72,751
Total past due loans of $91.2 million, or 1.28% of total loans, at December 31, 2022, compared to $72.8 million, or 1.00% of total loans, at December 31, 2021. The $18.5 million increase is mostly due to a net increase in delinquent SFR loans, which are well secured with low loan-to-value ratios, of $28.9 million, offset by a $8.7 million reduction in delinquent SBA loans. The $10.3 million of SBA loans greater than 89 days past due includes $8.6 million in loans that are guaranteed and were repurchased solely for the purpose of resolving the credit through the SBA.

Non-performing Assets
The following table presents a summary of nonperforming assets as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Commercial:
Commercial and industrial	$22,613	$28,594
Commercial real estate	910	—
SBA	10,417	16,653
Lease financing	—	—
Consumer:
Single family residential mortgage	21,116	7,076
Other consumer	195	235
Total nonaccrual loans	55,251	52,558
Loans past due over 90 days or more and still on accrual	—	—
Other real estate owned	—	—
Total nonperforming assets	$55,251	$52,558
Performing troubled debt restructured loans	$2,739	$12,538

Nonaccrual loans to total loans	0.78%	0.72%
Nonperforming loans to total loans	0.78%	0.72%
Nonperforming assets to total assets	0.60%	0.56%

Nonperforming assets totaled $55.3 million or 0.60% of total assets at December 31, 2022, compared to $52.6 million or 0.56% of total assets at December 31, 2021. The $2.7 million increase in nonaccrual loans during the year was primarily due to the addition of $43.9 million in nonaccrual loans, offset by $9.0 million of loans returning to accrual status and $32.2 million of other pay offs or pay downs.
At December 31, 2022, nonperforming loans included (i) SFR mortgages of $21.1 million, (ii) $8.9 million of commercial loans in a current payment status, which however are on nonaccrual based on other criteria, and (iii) other commercial loans of $25.3 million. Excluding SFR mortgages, which are well secured with low loan-to-value ratios, non-performing loans decreased $11.3 million during the year. During the year ended December 31, 2022, a $7.4 million partial charge-off was recognized on a PCD commercial and industrial loan, which has a remaining carrying value of $4.0 million at year end.
With respect to loans that were on nonaccrual status as of December 31, 2022, the gross interest income that would have been recorded during the year ended December 31, 2022 had such loans been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2022 (or since origination, if held for part of the year ended December 31, 2022), was $3.1 million. The amount of interest income on such loans that was included in net income for the year ended December 31, 2022 was $2.3 million.

Troubled Debt Restructured Loans
Loans that we modify or restructure where the debtor is experiencing financial difficulties and make a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, reductions in the outstanding loan balances relative to current or prevailing market terms are classified as troubled debt restructurings (“TDRs“). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and us is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near-term issues, in most cases, the original contractual terms of the loan will be reinstated.
At December 31, 2022 and 2021, we had 15 and 18 loans with an aggregate balance of $16.1 million and $16.7 million classified as TDRs. When a loan becomes a TDR, we cease accruing interest, and classify it as nonaccrual until the borrower demonstrates that the loan is again performing.
At December 31, 2022, of the 15 loans classified as TDRs, 6 loans totaling $2.7 million were making payments according to their modified terms and were in accruing status. At December 31, 2021, of the 18 loans classified as TDRs, 11 loans totaling $12.5 million were making payments according to their modified terms and were in accruing status.
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
When an insured institution classifies problem assets as either substandard or doubtful, it may establish higher general allocation allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allocation allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its specific allocation allowances are subject to review by their regulators, which may order the establishment of additional general or specific loss allocation allowances.
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for the Bank's classification of assets, the Bank regularly reviews the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2022 and 2021, we had classified assets totaling $119.0 million and $101.4 million. The total amount classified represented 1.29% and 1.08% of our total assets at December 31, 2022 and 2021.

The following table presents the risk categories for total loans as of December 31, 2022:

	December 31, 2022
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$1,749,284	$49,399	$43,273	$4,004	$1,845,960
Commercial real estate	1,248,196	1,745	9,710	—	1,259,651
Multifamily	1,658,521	2,997	28,425	—	1,689,943
SBA	55,789	800	11,548	—	68,137
Construction	243,553	—	—	—	243,553
Consumer:
Single family residential mortgage	1,889,911	9,101	21,794	—	1,920,806
Other consumer	86,599	138	251	—	86,988
Total loans(1)	$6,931,853	$64,180	$115,001	$4,004	$7,115,038
(1)There were no loans classified "loss" at December 31, 2022.

The following table presents the risk categories for total loans as of December 31, 2021:

	December 31, 2021
($ in thousands)	Pass	Special Mention	Substandard	Total
Commercial:
Commercial and industrial	2,550,540	65,659	52,785	2,668,984
Commercial real estate	1,292,837	4,845	13,423	1,311,105
Multifamily	1,312,038	46,314	2,702	1,361,054
SBA	181,129	6,040	18,379	205,548
Construction	171,731	10,110	—	181,841
Consumer:
Single family residential mortgage	1,395,785	10,423	13,815	1,420,023
Other consumer	102,538	92	295	102,925
Total loans(1)	$7,006,598	$143,483	$101,399	$7,251,480
(1)There were no loans classified "doubtful" or "loss" at December 31, 2021.

Allowance for Credit Losses
The following table provides a summary of components of the ACL and related ratios as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Allowance for credit losses:
Allowance for loan losses (ALL)	$85,960	$92,584
Reserve for unfunded noncancellable loan commitments	5,305	5,605
Total allowance for credit losses (ACL)	$91,265	$98,189

ALL to total loans	1.21%	1.28%
ACL to total loans	1.28%	1.35%
ACL to total loans, excluding PPP loans	1.28%	1.38%
ALL to nonaccrual loans	155.58%	176.16%
ACL to nonaccrual loans	165.18%	186.82%

The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables released by the model provider during December 31, 2022. The published forecasts consider the FRB's monetary policy, labor market constraints, rising inflation, higher oil prices and the military conflict between Russia and Ukraine, among other factors.
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
The ACL, which includes the reserve for unfunded noncancellable loan commitments, totaled $91.3 million, or 1.28% of total loans at December 31, 2022 compared to $98.2 million or 1.35% at December 31, 2021. The $6.9 million decrease in the ACL was due primarily to net charge offs of $6.7 million, which included the charge-off a $7.1 million specific reserve related to a PCD loan; lower general reserves of $1.4 million due to changes in portfolio mix including lower loan balances offset by the impact of weaker economic forecasts, and $0.3 million lower RUC from lower volume of unfunded noncancellable commitments; partially offset by new specific reserves totaling $1.5 million. The $31.3 million recovery in the first quarter of 2022 from the settlement of a loan previously charged-off in 2019 also resulted in a reversal of provision for credit losses and therefore had no net impact on the ACL.
The ACL coverage of nonperforming loans was 165% at December 31, 2022 compared to 187% at December 31, 2021.
The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net charge-offs to average loans by loan class for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022			2021			2020
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$24,290	$2,263,154	1.07%	$(3,059)	$2,110,492	(0.14)%	$(12,984)	$1,557,558	(0.83)%
Commercial real estate	7	1,273,088	—%	(576)	998,068	(0.06)%	—	859,848	—%
Multifamily	—	1,533,764	—%	—	1,299,582	—%	—	1,449,749	—%
SBA	363	68,221	0.53%	(2,648)	223,097	(1.19)%	(755)	185,816	(0.41)%
Construction	—	221,200	—%	—	159,758	—%	—	212,863	—%
Lease financing	—	—	—%	—	—	—%	—	—	—%
Consumer:
Single family residential mortgage	183	1,795,951	0.01%	(247)	1,310,029	(0.02)%	(78)	1,370,861	(0.01)%
Other consumer	(225)	91,030	(0.25)%	2	40,046	—%	215	38,941	0.55%
Total loans	$24,618	$7,246,408	0.34%	$(6,528)	$6,141,072	(0.11)%	$(13,602)	$5,675,636	(0.24)%
Net recoveries increased to $24.6 million, or 0.34% of average loans, for the year ended December 31, 2022 from net charge-offs of $6.5 million, or 0.11% of average loans for 2021. Net recoveries in December 31, 2022 were due mostly the result of the $31.3 million recovery in the first quarter of 2022 from the settlement of a loan previously charged-off in 2019.

The following table presents information regarding activity in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Allowance for loan losses (ALL)
Balance at beginning of year	$92,584	$81,030	$57,649
Impact of adopting ASU 2016-13	—	—	7,609
Initial reserve for purchased credit-deteriorated loans(1)	—	13,650	—
Charge-offs	(9,278)	(9,886)	(15,417)
Recoveries	33,896	3,358	1,815
Net recoveries (charge-offs)	24,618	(6,528)	(13,602)
(Reversal of) provision for credit losses	(31,242)	4,432	29,374
Balance at end of year	$85,960	$92,584	$81,030

Reserve for unfunded noncancellable loan commitments
Balance at beginning of year	$5,605	$3,183	$4,064
Impact of adopting ASU 2016-13	—	—	(1,226)
Provision for credit losses	(300)	2,422	345
Balance at end of year	$5,305	$5,605	$3,183

Allowance for credit losses (ACL)	$91,265	$98,189	$84,213
(1)Represents the amounts, at acquisition date, of expected credit losses on PCD loans and expected recoveries of PCD loans charged-off prior to acquisition date that we have a contractual right to receive.

The following table presents the ALL allocation among loans portfolio as of the dates indicated:

	December 31,
	2022		2021
($ in thousands)	ALL Amount	Percentage of Loans to Total Loans	ALL Amount	Percentage of Loans to Total Loans
Commercial:
Commercial and industrial	$34,156	25.9%	$33,557	36.8%
Commercial real estate	15,977	17.7%	21,727	18.1%
Multifamily	14,696	23.8%	17,893	18.8%
SBA	2,648	1.0%	3,017	2.8%
Construction	5,850	3.4%	5,622	2.5%
Consumer:
Single family residential mortgage	12,050	27.0%	9,608	19.6%
Other consumer	583	1.2%	1,160	1.4%
Total	$85,960	100.0%	$92,584	100.0%

Servicing Rights
We have retained servicing rights from certain sales of SFR mortgage loans and SBA loans and purchased mortgage servicing rights from unrelated third parties. Purchased mortgage servicing rights are recorded at the purchase price at the time of acquisition, which approximates the fair value. Subsequent to acquisition, we account for these servicing rights using the amortization method. We utilize a subservicer to service all of the loans underlying the purchased mortgage servicing rights. Loans underlying retained and purchased servicing rights are not included in our consolidated statements of financial condition.

Mortgage servicing rights totaled $22.5 million and $1.3 million at December 31, 2022 and 2021, and are included in other assets in the accompanying consolidated balance sheets. We purchased $22.7 million of SFR mortgage servicing rights, with underlying mortgage balances of $1.73 billion, during 2022. At December 31, 2022, the carrying value of these purchased servicing rights was $21.3 million and the unpaid principal balance of the loans underlying these purchased servicing rights was $1.68 billion at December 31, 2022.
During the years ended December 31, 2022, 2021 and 2020, we recognized loan servicing income of $1.5 million, $595 thousand and $505 thousand.

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
The following table presents the activity related to our investment in alternative energy partnerships for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Balance at beginning of period	$25,888	$27,977	$29,300
New funding	—	—	3,631
Change in unfunded equity commitments	—	—	(3,225)
Return of capital	(2,165)	(2,293)	(2,094)
(Loss) gain on investments using HLBV method	(2,313)	204	365
Balance at end of period	$21,410	$25,888	$27,977
Unfunded equity commitments	$—	$—	$—

Our returns on investments in alternative energy partnerships are primarily obtained through the realization of energy tax credits and other tax benefits rather than through distributions or through the sale of the investment. The balance of these investments was $21.4 million and $25.9 million at December 31, 2022 and 2021.
During the years ended December 31, 2022 and 2021, we did not fund into our alternative energy partnerships but received a return of capital of $2.2 million and $2.3 million from our alternative energy partnerships. During the year ended December 31, 2020, we funded $3.6 million into these partnerships and received a return of capital of $2.1 million.
During the year ended December 31, 2022 we recognized a loss of $2.3 million and during the years ended December 31, 2021 and 2020, we recognized gains of $204 thousand and $365 thousand through the application of the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. The HLBV losses for the year ended December 31, 2022 were largely driven by contractual decreases in liquidation preference and the resulting impact on HLBV amounts. The gains for the years ended December 31, 2021 and 2020 were largely driven by lower tax depreciation on equipment and fewer energy tax credits utilized which reduces the amount distributable to the investee in a hypothetical liquidation under the contractual liquidation provisions.
There were no investment tax credits related to these investments included in income tax expense for the years ended December 31, 2022, 2021 and 2020. Income tax expense (benefit) related to the gains (losses) on these investments were $(668) thousand, $59 thousand, and $45 thousand for the years ended December 31, 2022, 2021 and 2020.
For additional information, see Note 1 — Summary of Significant Accounting Policies and Note 21 — Variable Interest Entities of the Notes to the Consolidated Financial Statements included in Item 8.

Deposits
The following table presents the composition of deposits by type as of the dates indicated:

	December 31, 2022		December 31, 2021
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,809,328	39.5%	$2,788,196	37.5%	$21,132
Interest-bearing demand deposits	1,947,247	27.3%	2,393,386	32.2%	(446,139)
Savings and money market	1,174,925	16.4%	1,751,135	23.5%	(576,210)
Certificates of deposit of $250,000 or less	793,040	11.1%	285,768	3.8%	507,272
Certificates of deposit of more than $250,000	396,381	5.6%	220,950	3.0%	175,431
Total deposits	$7,120,921	100.0%	$7,439,435	100.0%	$(318,514)

Total deposits were $7.12 billion at December 31, 2022, compared to $7.44 billion at December 31, 2021. The $318.5 million decrease was due mostly to lower savings and money market balances of $576.2 million and lower interest-bearing demand deposits of $446.1 million, partially offset by higher certificates of deposits of $682.7 million and noninterest-bearing checking balances of $21.1 million. We focus on growing noninterest-bearing deposits as a fundamental source of funds and key to driving our franchise value. Noninterest-bearing deposits totaled $2.81 billion and represented 39.5% of total deposits at December 31, 2022 compared to $2.79 billion, or 37.5% of total deposits, at December 31, 2021.
Uninsured deposits were $4.50 billion at December 31, 2022, compared to $4.43 billion at December 31, 2021.
Brokered deposits were $614.9 million at December 31, 2022, an increase of $604.9 million from $10.0 million at December 31, 2021. The increase in brokered deposits is due to strategically replacing certain higher-cost deposits with wholesale certificates of deposit and longer term fixed rate advances (refer to section "Borrowings" below).
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2022:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$204,387	$173,454	$286,525	$128,674	$793,040
Certificates of deposit of more than $250,000	245,988	89,470	19,681	41,242	396,381
Total certificates of deposit (1)	$450,375	$262,924	$306,206	$169,916	$1,189,421
(1)Total certificates of deposit includes $179 thousand of fair value adjustments related to certificates of deposit acquired in business combinations at December 31, 2022.
For additional information, see Note 10 — Deposits of the Notes to Consolidated Financial Statements included in Item 8.

Borrowings
The following table presents our FHLB advances and other borrowings as of the dates indicated:

	December 31, 2022			December 31, 2021
($ in thousands)	Weighted Average Interest Rate	Weighted Average Maturity (years)	Outstanding Balance	Outstanding Balance
FHLB advances:
Overnight advances	4.59%	0.01	$20,000	$70,000
Term advances	2.91%	3.50	611,000	411,000
Term advances (putable)	3.40%	4.93	100,000	—
Unamortized costs			(3,652)	(4,941)
Total FHLB advances	3.02%	3.60	$727,348	$476,059
Other borrowings:
Line of credit	SOFR + 1.85%	0.96	$—	$25,000
We maintain secured lines of credit with the FHLB and the FRB to leverage our capital base to provide funds for lending and investing activities and to provide secondary sources of liquidity to enhance our interest rate and liquidity risk management. In addition, we maintain unsecured borrowing arrangements from other financial institutions.
During the year ended December 31, 2022, advances from the FHLB increased $251.3 million to $727.3 million, net of unamortized debt issuance costs of $3.7 million, as of December 31, 2022, due to the addition of term advances of $300.0 million, offset by a decrease in overnight borrowings of $50.0 million.
At December 31, 2022, FHLB advances included $20.0 million in overnight borrowings, $611.0 million in term advances and $100.0 million in term advances with a put feature. The putable advances have a 5-year term but can be called quarterly until maturity at the option of the FHLB beginning December 6, 2023.
FHLB advances are collateralized by a blanket lien on all real estate loans. Our secured borrowing capacity with the FHLB totaled $1.99 billion based on qualifying loans with an aggregate unpaid principal balance of $2.96 billion as of that date. The Bank has additional borrowing capacity with the FHLB of $162.4 million based on investment securities pledged with a carrying value of $214.4 million. As of December 31, 2022, the available secured borrowings from FHLB totaled $1.06 billion.
FRB Borrowings. We maintain additional borrowing availabilities from the Federal Reserve Discount Window and BIC program.
At December 31, 2022, the Bank had borrowing capacity with the FRBSF of $949.1 million, including the secured borrowing capacity through the Federal Reserve Discount Window and BIC program. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. At December 31, 2022, we had pledged certain qualifying loans with an unpaid principal balance of $1.31 billion and securities with a carrying value of $122.6 million as collateral for these FRB programs.
There were no borrowings from the Federal Reserve Discount Window and no borrowings under the BIC program for the years ended December 31, 2022 and 2021.
Other Borrowings. We maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at December 31, 2022. The Bank also has the ability to access unsecured overnight borrowings from various financial institutions through the AFX platform. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $445.0 million at December 31, 2022. There was no borrowing under the AFX platform at December 31, 2022 and 2021.
In December 2021, the holding company entered into a $50.0 million revolving line of credit, which was renewed in December 2022. The line of credit matures on December 18, 2023 and is subject to certain operational and financial covenants. We have the option to select paying interest using either (i) Prime Rate or (ii) SOFR + 1.85% and are subject to an unused commitment fee of 0.40% per annum. There were no borrowings outstanding under this line of credit at December 31, 2022 and we were in compliance with all covenants.

The Bank also maintained repurchase agreements and had no outstanding securities sold under such agreements at December 31, 2022. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
For additional information, see Note 11 — Federal Home Loan Bank Advances and Other Borrowings of the Notes to Consolidated Financial Statements included in Item 8.
Long-Term Debt
The following table presents our long-term debt as of the dates indicated:

			December 31,
			2022		2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.250%	4/15/2025	$175,000	$(722)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(1,899)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	LIBOR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	LIBOR + 2.00%	10/8/2034	10,310	—	10,310	—
Total long-term debt, net			$277,527	$(2,621)	$277,527	$(3,141)
At December 31, 2022, we were in compliance with all covenants under our long-term debt agreements.
In connection with the PMB Acquisition in 2021, we assumed $17.5 million of junior subordinated debentures. The junior subordinated debentures include $7.2 million floating rate subordinated debentures due September 26, 2032 and $10.3 million floating rate subordinated debentures due October 8, 2034.
On October 30, 2020, we issued a 4.375% fixed-to-floating rate subordinated notes due October 30, 2030 with an aggregate principal amount of $85.0 million (the “Subordinated Notes”). Net proceeds after debt issuance costs were approximately $82.6 million.
For additional information, see Note 12 – Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 8.
Loan Repurchase Reserve
We maintain a reserve for potential losses on loans that are off of our balance sheet, but are subject to certain repurchase provisions, which we refer to as the "Loan Repurchase Reserve."
The following table presents a summary of activity in the loan repurchase reserve for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Balance at beginning of year	$4,348	$5,515	$6,201
Subsequent change in the reserve	(1,004)	(948)	(686)
Utilization of reserve for loan repurchases	(355)	(219)	—
Balance at end of year	$2,989	$4,348	$5,515

Our loan repurchase reserve totaled $3.0 million at December 31, 2022, compared to $4.3 million at December 31, 2021. The $1.4 million, or 31.3%, decrease during the year ended December 31, 2022 was due to releasing reserves related to pay downs, run-off of the underlying loan portfolio, and charge-offs.
We believe that all repurchase demands received were adequately reserved for at December 31, 2022. For additional information, see Note 14 — Loan Repurchase Reserve of the Notes to Consolidated Financial Statements included in Item 8.

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
Banc of California, N.A.
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans, investment securities, and other short-term investments; and funds provided from operations. While scheduled payments and maturities of loans, investment securities and other short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.
The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for lending and investment activities and to enhance interest rate risk and liquidity risk management. At December 31, 2022, we had available unused secured borrowing capacities of $1.06 billion from the FHLB and $949.1 million through the Federal Reserve Discount Window and BIC programs. At December 31, 2022 and 2021, FHLB advances totaled $727.3 million and $476.1 million, net of unamortized debt issuance costs of $3.7 million and $4.9 million. At December 31, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $2.96 billion and securities with a carrying value of $214.4 million. Borrowings under the FRB's BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. At December 31, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $1.31 billion and securities with a carrying value of $122.6 million as collateral for these FRB programs. There were no borrowings under the Federal Reserve Discount Window and BIC programs at December 31, 2022 and December 31, 2021.
The Bank may also utilize securities sold under repurchase agreements to leverage its capital base and while it maintains repurchase agreements, there were none outstanding at December 31, 2022 and 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and would require the Bank to pledge additional investment securities. In addition, the Bank had unpledged securities available-for-sale of $840.4 million at December 31, 2022.
In addition, the Bank has additional sources of secondary liquidity through pre-established unsecured fed funds lines with correspondent banks, pre-approved unsecured overnight borrowing lines with various financial institutions through the AFX platform, and its ability to obtain brokered deposits. At December 31, 2022, the Bank had $210.0 million in pre-established unsecured federal funds lines of credit with correspondent banks. There were no borrowings with these correspondent banks at December 31, 2022 and 2021. The availability of unsecured borrowings through the AFX platform fluctuates regularly and is subject to the counterparties' discretion and totaled $445.0 million at December 31, 2022. Borrowings under the AFX platform totaled zero and $25.0 million at December 31, 2022 and 2021. The brokered deposits outstanding at December 31, 2022 and December 31, 2021 totaled $614.9 million and $10.0 million and demonstrated our ability to access this secondary source of funds.
The following table presents a summary of pledged assets, borrowing capacity, utilization and available capacity:

	Pledged Assets
($ in thousands)	Loans (UPB)	Investment Securities	Borrowing Capacity	Amounts Used	Available Capacity
December 31, 2022
Secured:
Federal Home Loan Bank of San Francisco
Standard program(1)	$2,955,907	$—	$1,992,757	$1,079,801	$912,956
Securities program(2)	—	214,437	162,381	20,000	142,381
Federal Reserve Bank
Discount Window	—	122,555	90,060	—	90,060
Borrower in Custody Program	1,305,136	—	859,045	—	859,045
Unsecured:
American Financial Exchange (AFX)	—	—	445,000	—	445,000
Correspondent banks	—	—	210,000	—	210,000
Total	$4,261,043	$336,992	$3,759,243	$1,099,801	$2,659,442
(1)Amounts used include $711.0 million of term advances and $368.8 million of outstanding letters of credit.
(2)Amounts used include $20.0 million of overnight advances.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the year ended December 31, 2022, the Bank paid $126.0 million of dividends to Banc of California, Inc. At December 31, 2022, Banc of California, Inc. had $25.9 million in cash, all of which was on deposit at the Bank.
In December 2021, the holding company entered into a $50.0 million revolving line of credit. The line of credit matures on December 18, 2023. We have the option to pay interest using either (i) Prime Rate or (ii) SOFR + 1.85%. The line of credit is also subject to an unused commitment fee of 0.40% per annum. At December 31, 2022, there were no borrowings under this line of credit.
On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to $75 million of our common stock. During the year ended December 31, 2022, we completed the authorized common stock repurchase program, with repurchases of 4,212,882 shares at a weighted average price of $17.80, or $74,995,368. The repurchased shares represent approximately 7% of the shares outstanding at the time this program was authorized.
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
On a consolidated basis, cash and cash equivalents totaled $228.9 million, or 2.5% of total assets at December 31, 2022. We believe that our liquidity sources are stable and are adequate to meet our day-to-day cash flow requirements as of December 31, 2022.

Commitments
The following table presents information as of December 31, 2022 regarding our commitments and contractual obligations:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Less Than One Year	One to Three Years	Over Three Years to Five Years	More than Five Years
Commitments to extend credit	$230,889	$15,465	$172,445	$17,837	$25,142
Unused lines of credit	1,513,514	1,263,283	165,899	54,987	29,345
Standby letters of credit	9,477	6,581	2,896	—	—
Total commitments	$1,753,880	$1,285,329	$341,240	$72,824	$54,487

FHLB advances	$731,000	$20,000	$291,000	$420,000	$—
Long-term debt	277,527	—	175,000	—	102,527
Operating and finance lease obligations	35,207	8,837	15,346	7,941	3,083
Certificates of deposit	1,189,421	1,019,505	167,221	2,695	—
Total contractual obligations	$2,233,155	$1,048,342	$648,567	$430,636	$105,610

At December 31, 2022, we had unfunded commitments of $17.5 million, $8.6 million, and $5.8 million for LIHTC investments, SBIC investments, and other investments, respectively.
Stockholders’ Equity
Stockholders’ equity totaled $959.6 million at December 31, 2022, a decrease of $105.7 million, or 9.9%, from $1.07 billion at December 31, 2021. The decrease was primarily the result of the redemption of our Series E Preferred Stock for an aggregate amount of $98.7 million, repurchases of common stock of $75.1 million, total other comprehensive net loss of $48.3 million, cash dividends for common stock of $14.5 million and cash dividends for preferred stock of $1.4 million, partially offset by net income of $120.9 million, the issuance of $7.2 million in shares for the Deepstack Acquisition and share-based compensation of $6.2 million. For additional information, see Note 18 — Stockholders' Equity of the Notes to Consolidated Financial Statements included in Item 8.
Book value per common share increased to $16.26 as of December 31, 2022, from $15.48 at December 31, 2021. Tangible common equity per share (refer to section Non-GAAP Measures) increased to $14.19 as of December 31, 2022 from $13.88 at December 31, 2021. The primary items impacting tangible common equity were net income, offset by changes in accumulated other comprehensive income, common stock repurchases, the redemption of preferred stock, and the Deespstack Acquisition.
During the year ended December 31, 2022, we completed the authorized common stock repurchase program, with repurchases of 4,212,882 shares at a weighted average price of $17.80, or $74,995,368. The repurchased shares represent approximately 7% of the shares outstanding at the time this program was authorized.
Capital
In order to maintain adequate levels of capital, we continuously assess projected sources and uses of capital to support projected asset growth, operating needs and credit risk. We consider, among other things, earnings generated from operations and access to capital from financial markets. In addition, we perform capital stress tests on an annual basis to assess the impact of adverse changes in the economy on our capital base. During the 2022, increases in market interest rates resulted in higher net unrealized losses in our securities portfolio and stockholders’ equity. As market interest rates increase, bond prices tend to decrease and, consequently, the fair value of our securities may also decrease. To this end, we may have further net unrealized losses on our securities classified as available–for-sale, which would negatively impact our total and tangible stockholders’ equity.
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. Under the relevant rules and including the required conservation buffer, common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%, respectively. For additional information on Basel III capital rules, see Note 19 — Regulatory Capital Matters of the Notes to Consolidated Financial Statements included in Item 8.

The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well-Capitalized Requirements (Bank)	Capital Conservation Buffer Requirements (Bank)
December 31, 2022
Total risk-based capital ratio	14.21%	16.02%	8.00%	10.00%	10.50%
Tier 1 risk-based capital ratio	11.80%	14.94%	6.00%	8.00%	8.50%
Common equity tier 1 capital ratio	11.80%	14.94%	4.50%	6.50%	7.00%
Tier 1 leverage ratio	9.70%	12.25%	4.00%	5.00%	N/A
December 31, 2021
Total risk-based capital ratio	14.98%	15.71%	8.00%	10.00%	10.50%
Tier 1 risk-based capital ratio	12.55%	14.60%	6.00%	8.00%	8.50%
Common equity tier 1 capital ratio	11.31%	14.60%	4.50%	6.50%	7.00%
Tier 1 leverage ratio	10.37%	12.06%	4.00%	5.00%	N/A

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
We maintain both a management asset/liability committee (“Management ALCO”), comprised of select members of senior management, and a joint asset/liability committee of the Boards of Directors of the Company and the Bank (“Board ALCO”, together with Management ALCO, “ALCOs”). In order to manage the risk of potential adverse effects of material and prolonged or volatile changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while management monitors adherence to those guidelines with oversight by the ALCOs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet no less than quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our economic value of equity analysis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we evaluate various strategies including:
•Originating and purchasing adjustable rate mortgage loans,
•Selling longer duration fixed or hybrid mortgage loans,
•Originating shorter-term consumer loans,
•Managing the level of investments and duration of investment securities,
•Managing our deposits to establish stable deposit relationships,
•Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and
•Managing the percentage of fixed rate loans in our portfolio.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCOs may decide to increase our interest rate risk position within the asset/liability tolerance set forth by our Board of Directors. As part of its procedures, the ALCOs regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and economic value of equity.
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
•Yield curve risk - changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
•Basis risk - changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate, SOFR and London Interbank Offered Rate.
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
At December 31, 2022, our interest rate risk profile reflects a mildly “asset sensitive” position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by our models.

The following table presents the projected change in the Company’s economic value of equity at December 31, 2022 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
December 31, 2022
+200 bps	$1,663,256	$(1,069)	(0.1)%	$342,138	$6,999	2.1%
+100 bps	1,668,040	3,715	0.2%	338,711	3,572	1.1%
0 bps	1,664,325			335,139
-100 bps	1,637,298	(27,027)	(1.6)%	328,276	(6,863)	(2.0)%
-200bps	1,587,893	(76,432)	(4.6)%	318,317	(16,822)	(5.0)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
We believe we are well positioned in the current cycle of rising interest rates. Due to the transformation of the franchise to our relationship-based banking model, with higher percentages of noninterest-bearing deposits and variable rate commercial loans, our one year gap ratio, which compares the percentage of earning assets that are scheduled to mature or reprice within one year to the percentage of rate sensitive term liabilities that are scheduled to mature or reprice within one year, has increased since December 31, 2019. At December 31, 2022, our one year gap ratio stood at 20%.
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
December 31, 2022, 2021, and 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Banc of California, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $7.1 billion as of December 31, 2022 and the associated allowance for loan losses (ALL) was $86.0 million. The ALL is estimated on a quarterly basis and represents management’s estimate of current expected credit losses in the Company’s loan portfolio. Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. Management’s estimate of the ALL consists of a specific allowance established for current expected credit losses on loans individually evaluated, a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the life of loan, and a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance, including an evaluation of underwriting, other credit-related processes, and other credit risk factors such as concentration risk.

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

To test the reasonableness of the probabilities of the forecast scenarios, our procedures included, among others, obtaining an understanding of the forecasted economic scenarios used. We tested the probabilities assigned to the forecast scenarios utilized within the model by evaluating the probabilities and the model results. Within the testing performed, we considered the assumptions included within each forecast scenario and probabilities assigned and how those assumptions and probabilities compared to key economic variables available through external sources. In addition, we evaluated the Company’s estimate of the overall ALL considering the Company’s borrowers, loan portfolio, and macroeconomic trends, compared such information to comparable financial institutions and considered whether new or contrary information existed. In addition, we evaluated the overall ALL as compared to peer coverage ratios and whether the amount reflects expected losses in the loan portfolio as of the statement of financial condition date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
Irvine, California
February 27, 2023

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$47,434	$41,729
Interest-earning deposits in financial institutions	181,462	186,394
Total cash and cash equivalents	228,896	228,123
Securities held-to-maturity, at amortized cost (fair value of $262,460 at December 31, 2022)	328,641	—
Securities available-for-sale, carried at fair value	868,297	1,315,703
Loans receivable	7,115,038	7,251,480
Allowance for loan losses	(85,960)	(92,584)
Loans receivable, net	7,029,078	7,158,896
Federal Home Loan Bank and other bank stock, at cost	57,092	44,632
Premises and equipment, net	107,345	112,868
Bank owned life insurance	127,122	123,720
Goodwill	114,312	94,301
Deferred income taxes, net	50,518	50,774
Other intangibles	7,526	6,411
Other assets	278,189	258,315
Total Assets	$9,197,016	$9,393,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,809,328	$2,788,196
Interest-bearing deposits	4,311,593	4,651,239
Total deposits	7,120,921	7,439,435
Federal Home Loan Bank advances, net	727,348	476,059
Other borrowings	—	25,000
Long-term debt, net	274,906	274,386
Accrued expenses and other liabilities	114,223	113,573
Total liabilities	8,237,398	8,328,453
Commitments and contingent liabilities (Note 22)	—	—
Preferred stock	—	94,956
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 65,168,380 shares issued and 58,544,534 shares outstanding at December 31, 2022; 64,599,170 shares issued and 62,188,206 shares outstanding at December 31, 2021	651	646
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at December 31, 2022 and 2021	5	5
Additional paid-in capital	866,478	854,873
Retained earnings	248,988	147,894
Treasury stock, at cost (6,623,846 and 2,410,964 shares at December 31, 2022 and 2021)	(115,907)	(40,827)
Accumulated other comprehensive (loss) income, net	(40,597)	7,743
Total stockholders’ equity	959,618	1,065,290
Total liabilities and stockholders’ equity	$9,197,016	$9,393,743
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income
Loans, including fees	$327,545	$260,687	$257,300
Securities	38,527	27,588	29,038
Other interest-earning assets	6,700	3,384	4,269
Total interest and dividend income	372,772	291,659	290,607
Interest expense
Deposits	27,833	12,313	37,816
Federal Home Loan Bank advances	15,153	12,023	18,040
Long-term debt and other interest-bearing liabilities	15,421	13,545	10,157
Total interest expense	58,407	37,881	66,013
Net interest income	314,365	253,778	224,594
(Reversal of) provision for credit losses	(31,542)	6,854	29,719
Net interest income after (reversal of) provision for credit losses	345,907	246,924	194,875
Noninterest income
Customer service fees	9,540	7,685	5,771
Loan servicing income	1,518	595	505
Income from bank owned life insurance	3,402	2,871	2,489
Net (loss) gain on sale of securities available-for-sale	(7,692)	—	2,011
Other income	10,582	8,225	8,094
Total noninterest income	17,350	19,376	18,870
Noninterest expense
Salaries and employee benefits	113,060	103,358	96,809
Occupancy and equipment	32,811	29,452	29,350
Professional fees	15,001	10,584	15,736
Data processing	7,053	6,861	6,574
Regulatory assessments	3,626	3,395	2,741
Extinguishment of debt	—	—	2,515
Loss (gain) on investments in alternative energy partnerships	2,313	(204)	(365)
(Reversal of) provision for loan repurchases	(1,004)	(948)	(697)
Amortization of other intangibles	1,705	1,276	1,518
Acquisition, integration and transaction costs	2,080	15,869	—
Naming rights termination	—	—	26,769
Other expense	17,728	14,035	18,435
Total noninterest expense	194,373	183,678	199,385
Income from operations before income taxes	168,884	82,622	14,360
Income tax expense	47,945	20,276	1,786
Net income	120,939	62,346	12,574
Preferred stock dividends	1,420	8,322	13,869
Income allocated to participating securities	—	114	—
Participating securities dividends	—	—	376
Impact of preferred stock redemption	3,747	3,347	(568)
Net income (loss) available to common stockholders	$115,772	$50,563	$(1,103)
Earnings (loss) per common share:
Basic	$1.90	$0.95	$(0.02)
Diluted	$1.89	$0.95	$(0.02)
Earnings (loss) per class B common share:
Basic	$1.90	$0.95	$(0.02)
Diluted	$1.90	$0.95	$(0.02)

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$120,939	$62,346	$12,574
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	(54,001)	(3)	21,064
Reclassification adjustment for loss (gain) included in net income	5,048	—	(1,418)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	613	—	—
Total other comprehensive (loss) income	(48,340)	(3)	19,646
Comprehensive income	$72,599	$62,343	$32,220

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
		Voting	Class B Non-Voting
Balance at December 31, 2019	$189,825	$520	$5	$629,848	$127,733	$(28,786)	$(11,900)	$907,245
Impact of adoption of ASU No. 2016-13	—	—	—	—	(4,503)	—	—	(4,503)
Comprehensive income:
Net income	—	—	—	—	12,574	—	—	12,574
Other comprehensive income, net	—	—	—	—	—	—	19,646	19,646
Issuance of common stock	—	2	—	(2)	—	—	—	—
Purchase of 827,584 shares of common stock	—	—	—	—	—	(12,041)	—	(12,041)
Redemption of preferred stock	(4,947)	—	—	—	568	—	—	(4,379)
Stock-based compensation expense	—	—	—	5,781	—	—	—	5,781
Restricted stock surrendered due to employee tax liability	—	—	—	(923)	—	—	—	(923)
Shares purchased under Dividend Reinvestment Plan	—	—	—	—	(101)	—	—	(101)
Stock appreciation right dividend equivalents	—	—	—	—	(376)	—	—	(376)
Dividends declared ($0.24 per common share)	—	—	—	—	(11,847)	—	—	(11,847)
Preferred stock dividends	—	—	—	—	(13,869)	—	—	(13,869)
Balance at December 31, 2020	184,878	522	5	634,704	110,179	(40,827)	7,746	897,207
Comprehensive income:
Net income	—	—	—	—	62,346	—	—	62,346
Other comprehensive loss, net	—	—	—	—	—	—	(3)	(3)
Issuance of 11,856,713 shares of common stock in a business combination	—	121	—	222,074	—	—	—	222,195
Redemption of preferred stock	(89,922)	—	—	—	(3,347)	—	—	(93,269)
Exercise of stock options	—	—	—	300	—	—	—	300
Exercise of stock appreciation rights	—	3	—	(5,375)	—	—	—	(5,372)
Stock-based compensation expense	—	—	—	5,295	—	—	—	5,295
Restricted stock surrendered due to employee tax liability	—	—	—	(2,185)	—	—	—	(2,185)
Shares purchased under Dividend Reinvestment Plan	—	—	—	60	(119)	—	—	(59)
Dividends declared ($0.24 per common share)	—	—	—	—	(12,843)	—	—	(12,843)
Preferred stock dividends	—	—	—	—	(8,322)	—	—	(8,322)
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290

Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290
Comprehensive income:
Net income	—	—	—	—	120,939	—	—	120,939
Other comprehensive loss, net	—	—	—	—	—	—	(48,340)	(48,340)
Issuance of 412,473 shares of common stock in a business combination	—	6	—	7,194	—	—	—	7,200
Purchase of 4,212,882 shares of common stock	—	—	—	—	—	(75,080)	—	(75,080)
Redemption of preferred stock	(94,956)	—	—	—	(3,747)	—	—	(98,703)
Stock-based compensation expense	—	—	—	6,197	—	—	—	6,197
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,786)	—	—	—	(1,787)
Shares purchased under Dividend Reinvestment Plan	—	—	—	—	(188)	—	—	(188)
Dividends declared ($0.24 per common share)	—	—	—	—	(14,490)	—	—	(14,490)
Preferred stock dividends	—	—	—	—	(1,420)	—	—	(1,420)
Balance at December 31, 2022	$—	$651	$5	$866,478	$248,988	$(115,907)	$(40,597)	$959,618

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$120,939	$62,346	$12,574
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(31,542)	6,854	29,719
Reversal of provision for loan repurchases	(1,004)	(948)	(697)
Depreciation and amortization on premises, equipment and operating lease right-of-use assets	15,346	19,278	16,298
Amortization of intangible assets	1,705	1,276	1,518
Amortization of debt issuance cost	1,809	1,757	972
Net amortization of premium and discount on securities	402	1,574	1,145
Net amortization (accretion) of deferred loan costs (fees) and purchased premiums (discounts)	64	(348)	(3,455)
Write-off of other assets related to naming rights termination, net	—	—	6,669
Debt extinguishment fee	—	—	2,515
Deferred income tax expense (benefit)	19,078	5,844	(9,259)
Bank owned life insurance income	(3,402)	(2,871)	(2,489)
Share-based compensation expense	6,197	5,295	5,781
(Income) loss on interest rate swaps	(216)	(295)	200
Loss on investments in alternative energy partnerships and affordable housing investments	7,258	4,023	4,888
Net loss (gain) on sale of securities available-for-sale	7,692	—	(2,011)
Gain on sale-leaseback transactions	(771)	(841)	—
Repurchase of mortgage loans	(1,503)	(1,853)	—
Proceeds from sales of and principal collected on loans held-for-sale	45	29	19,325
Change in accrued interest receivable and other assets	4,687	1,947	19,173
Change in accrued interest payable and other liabilities	(10,662)	2,672	(28,004)
Net cash provided by operating activities	136,122	105,739	74,862
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	128,795	—	22,729
Proceeds from maturities and calls of securities available-for-sale	38,500	191,230	46,100
Proceeds from principal repayments of securities held-to-maturity and available-for-sale	38,117	35,629	12,132
Purchases of securities available-for-sale	(162,744)	(312,710)	(371,092)
Net cash (used) acquired in business combinations	(10,332)	475,562	—
Loan originations and principal collections, net	975,298	411,035	327,554
Purchases of loans	(814,302)	(825,537)	(285,337)
Redemption of Federal Home Loan Bank stock	6,143	8,334	24,296
Purchases of Federal Home Loan Bank and other bank stock	(18,603)	(562)	(9,382)
Proceeds from sale of loans held-for-sale	—	15,189	—
Proceeds from sale of other real estate owned	—	3,618	1,078
Purchase of mortgage servicing rights	(22,726)	—	—
Additions to premises and equipment	(4,119)	(2,810)	(5,092)
Proceeds from sale-leaseback transactions	2,400	3,913	—
Payments of finance lease obligations	—	(100)	(532)
Funding of equity investments	(9,064)	(10,749)	(27,832)
Net decrease (increase) in investments in alternative energy partnerships	2,165	2,293	(1,537)
Net cash provided by (used in) investing activities	149,528	(5,665)	(266,915)
Cash flows from financing activities:
Net (decrease) increase in deposits	(318,091)	68,921	658,633
Net decrease in short-term Federal Home Loan Bank advances	(50,000)	(65,000)	(425,000)
Repayment of long-term Federal Home Loan Bank advances	—	—	(335,000)
Proceeds from long-term Federal Home Loan Bank advances	300,000	—	111,000
Debt extinguishment and financing fees paid	—	—	(9,368)
Net (decrease) increase in other borrowings	(25,000)	25,000	—
Net proceeds from issuance of long-term debt	—	—	82,570
Redemption of preferred stock	(98,703)	(93,269)	(4,379)
Purchase of common stock	(75,080)	—	(12,041)
Proceeds from exercise of stock options	—	300	—
Purchase of stock surrendered to pay tax liability	(1,786)	(7,557)	(923)
Dividend equivalents paid on stock appreciation rights	—	—	(376)
Dividends paid on preferred stock	(1,727)	(8,322)	(13,869)
Dividends paid on common stock	(14,490)	(12,843)	(11,847)
Net cash (used in) provided by financing activities	(284,877)	(92,770)	39,400
Net change in cash and cash equivalents	773	7,304	(152,653)
Cash and cash equivalents at beginning of year	228,123	220,819	373,472
Cash and cash equivalents at end of year	$228,896	$228,123	$220,819

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$53,140	$36,292	$66,014
Income taxes paid	23,547	16,003	762
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	—	3,253	1,116
Transfer of loans held-for-investment to loans held-for-sale	—	15,205	—
Reclassification of securities from securities available-for-sale to held-to-maturity	329,416	—	—
Operating lease right of use assets received in exchange for lease liabilities	2,060	17,201	3,289
Net assets acquired in business combination (Note 2)
Fair value of stock consideration	7,200	222,195	—
Fair value of net assets acquired	5,810	168,227	—
Impact of adoption of ASU 2016-13 on retained earnings	—	—	(4,503)

See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 28 full-service branches extending from San Diego to Santa Barbara as of December 31, 2022.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Our accounting and reporting policies are based upon U.S. generally accepted accounting principles, which we may refer to as “GAAP,” and conform to predominant practices within the financial services industry. Certain prior period amounts have been reclassified to conform to current period presentation. In the consolidated statement of financial condition, we reclassified loans held for sale to other assets and in the consolidated statements of operations, we reclassified: (i) the fair value adjustment for loans held-for-sale to other income, (ii) the income or loss from equity investments to other income, and (iii) advertising and promotion to other expense. Significant accounting policies followed by the Company are presented below.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The ACL (which includes the ALL and the reserve for unfunded noncancellable loan commitments), loan repurchase reserve, realization of deferred tax assets, the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of goodwill and other intangible assets, other derivatives, HLBV of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
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
Held-to-Maturity Debt Securities: Securities held-to-maturity consist of debt securities that we have the positive intent and ability to hold to maturity. These securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Premiums and discounts are amortized or accreted over the life of the security as an adjustment to its yield using the interest method. Transfers of debt securities into the held-to-maturity portfolio are accounted for at fair value. The unrealized gain or loss at the date of transfer is recognized as part of the amortized cost of the transferred security. This amount, along with the unrealized gain or loss included in accumulated other comprehensive income, is amortized or accreted over the life of the security as an adjustment to its yield using the interest method.

Securities held-to-maturity are analyzed for credit losses under ASC 326, Financial Instruments - Credit Losses, which requires us to determine whether any impairment exists as of the reporting date and, as applicable, whether that impairment is due to credit deterioration. An allowance for credit losses would be established for losses on held-to-maturity debt securities due to credit deterioration and would be recorded as a component of the provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Held-to-maturity debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held-to-maturity debt securities are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.
Available-for-Sale Debt Securities: Available-for-sale debt securities are carried at fair value. Accreted discounts and amortized premiums are included in interest income using the interest method, and realized gains or losses from sales of securities are calculated using the specific identification method.
Available-for-sale debt securities are analyzed for credit losses under ASC Subtopic 326-30, which requires us to determine whether credit impairment exists as of the reporting date. If credit impairment exists, an allowance for credit losses would be established for available-for-sale debt securities and would be reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest recognized as interest income is reversed.
Loans: A determination is made at the time of commitment to originate or purchase loans whether such loans will be classified as held-for-investment or held-for-sale. Loans held-for-investments are loans where we have the ability and intent to hold such loans to maturity or for the foreseeable future, subject to periodic review under our management evaluation processes, including asset/liability management. Loans, excluding PCD loans, that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs. Loans held for sale are recorded at fair value.
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
Generally, loans are placed on nonaccrual status when scheduled payments become past due for 90 days or more. When accrual of interest is discontinued, any unpaid accrued interest receivable is reversed against interest income. Interest received on such loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
A charge-off is generally recorded at 180 days past due for SFR mortgage loans if the unpaid principal balance exceeds the fair value of the collateral less costs to sell. Commercial and industrial and commercial real estate loans are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan on nonaccrual status. A charge-off for commercial and industrial and commercial real estate loans is recorded when a loss is confirmed. Consumer loans, other than those secured by real estate, are typically charged off no later than 120 days past due.
Acquired Loans: At the acquisition date, loans are evaluated to determine whether they meet the criteria of a PCD loan. PCD loans are loans that in management's judgment have experienced more than insignificant deterioration in credit quality since origination. Factors that indicate a loan may have experienced more than insignificant credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the date of acquisition, an allowance for credit losses is established with a corresponding increase to the overall acquired loan balance. This initial ACL is determined using our application of CECL method.
Acquired loans that are not considered PCD loans (“non-PCD loans”) are recognized at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the time of acquisition, we establish an initial ACL through a charge to the provision for credit losses. This initial ACL is determined using our application of CECL method.

Subsequent to the acquisition date, the allowance for credit losses for both PCD and non-PCD loans is determined using the same methodology to determine current expected credit losses that is applied to all other loans.
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
Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. Loans with similar risk characteristics are aggregated into homogeneous pools. The ACL consists of: (i) a specific allowance established for current expected credit losses on loans individually evaluated, (ii) a quantitative allowance for current expected loan losses based on the portfolio and expected economic conditions over a reasonable and supportable forecast period that reverts back to long-term trends to cover the expected life of the loan, (iii) a qualitative allowance including management judgment to capture factors and trends that are not adequately reflected in the quantitative allowance and (iv) the reserve for unfunded noncancellable loan commitments detailed below.
The need for a loan to be individually evaluated, based on current information and events, is when it no longer meets the risk characteristics of the similarly identified pool of financial assets to be collectively evaluated. We measure expected credit losses on all individually evaluated loans under the guidance of ASC 326, Receivables, primarily through the evaluation of collateral values and estimated cash flows expected to be collected. Cash receipts on individually evaluated loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Prior to the adoption of ASC Topic 326, individually evaluated loans were referred to as impaired loans.
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
The allowance for loan losses includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including those described in the federal banking agencies' joint interagency policy statement on ALL. These factors include, among others, inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables; qualitative adjustments based on our evaluation of different forecast scenarios and known recent events impacting relevant economic variables; data factors that address the risk that certain model inputs may not reflect all available information including (i) changes in the nature and volume of the loan portfolio, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) changes in the value of the underlying collateral; and (v) the existence and effect of concentration of credit and the changes in the level of such concentration. The ACL process also includes challenging and calibrating the model and model results against observed information, trends and events within the loan portfolio, among others.
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
At December 31, 2022, the following loan portfolio segments have been identified:
•Commercial and industrial (general commercial and industrial, warehouse lending, and indirect/direct leveraged lending)
•Commercial real estate
•Multifamily

•Small Business Administration (“SBA”)
•Construction
•SFR - 1st deeds of trust (generally SFR mortgage)
•Other consumer (automotive and HELOC)
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their obligations such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.
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
Consumer loans, including single family mortgage loans, have credit risk given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.
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
Reserve for Unfunded Noncancellable Loan Commitments: The reserve for unfunded noncancellable loan commitments provides for current estimated credit losses for the unused portion of collective pools of lending commitments expected to be funded, except for unconditionally cancellable commitments for which no reserve is required under ASC Topic 326. The reserve for unfunded noncancellable loan commitments includes reserve factors that are consistent with the ACL methodology for loans using the expected loss factors and an estimated utilization or probability of draw factor, which are based on historical experience. Changes in the reserve for unfunded noncancellable loan commitments are reported as a component of provision for credit losses in the consolidated statements of operations and the reserve for unfunded noncancellable loan commitments is included in accrued expenses and other liabilities in the consolidated statements of financial condition.

Fair Values of Financial Instruments: We measure certain assets and liabilities on a fair value basis, in accordance with ASC 820, Fair Value Measurement. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC 825, Financial Instruments. Examples of these include loans individually evaluated for credit losses, long-lived assets, OREO, goodwill, and core deposit intangible assets.
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
To increase consistency and comparability of fair value measures, ASC Topic 820, Fair Value Measurement, established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (i) observable inputs that reflect quoted prices in active markets, (ii) inputs other than quoted prices with observable market data, and (iii) unobservable data such as our own data or single dealer non-binding pricing quotes. We assess the valuation hierarchy for each asset or liability measured at the end of each quarter; as a result, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.
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
Premises and Equipment: Land is carried at cost. Premises and equipment are recorded at cost less accumulated depreciation. The straight-line method is used for depreciation with the following estimated useful lives: building - 40 years; leasehold improvements - shorter of useful life or life of lease; and furniture, fixtures, and equipment - 3 to 7 years. Maintenance and repairs are expensed as incurred and improvements that extend the useful lives of assets are capitalized.
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
Mortgage Servicing Rights: Mortgage servicing rights ("MSRs") give us the contractual rights to receive service fees in exchange for performing loan servicing functions on behalf of investors who have an ownership interest in the mortgage loan balances. Purchased mortgage servicing rights are recorded at the purchase price at the time of acquisition, which approximates the fair value of such assets. Subsequent to acquisition, MSRs are accounted for under the amortization method and are then amortized over the period of estimated net servicing income (level yield method) generated from servicing the loans. MSRs are evaluated quarterly for impairment by estimating the fair value of the MSRs and comparing that value to their amortized cost. Impairment, if any, is recognized in a valuation allowance to the extent the fair value is less than the carrying amount of the MSRs. Subsequent increases in the fair value of impaired MSRs are recognized only up to the amount of the previously recognized valuation allowance. The estimated fair value of the MSRs is obtained through independent third party valuations based on an analysis of future cash flows, incorporating key assumptions including discount rates, prepayment speeds and interest rates that we believe are consistent with the assumptions used by other similar market participants in valuing MSRs.
Leases: Leases are accounted for in accordance with ASC 842, Leases. We review contracts to determine if an arrangement contains a lease. At contract inception an operating lease right-of-use (“ROU”) asset is recognized with a corresponding lease liability based on the present value of future lease payments over the lease term. While operating leases may include options to extend the term, these options are not included when calculating the ROU asset and lease liability unless it is reasonably certain such options will be exercised. The present value of lease payments is determined using our incremental borrowing rate if the rate is not implicit in the lease. Our incremental borrowing rate is an actual borrowing rate with comparable terms or the published FHLB Advance borrowing rate at or near the lease commencement date for a comparable maturity. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. Our lease agreements include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. Expense for operating leases is recognized on a straight line basis and is included as a component of lease expense. Sublease income is recorded separately as a component of other noninterest income. Operating lease ROU assets are regularly reviewed for impairment.
Business Combinations: Business combinations are accounted for using the acquisition method of accounting under ASC 805, Business Combinations. Under the acquisition method, we measure the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Acquisition, integration and transaction costs, which may include advisory, legal, accounting, valuation, other professional or consulting fees, conversion, employee severance and change in control costs, and facilities-related charges are expensed in the periods in which the costs are incurred and the services are received.
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
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets, such as Core Deposit Intangibles (“CDI”), with finite useful lives are amortized to noninterest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable.
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

Low Income Housing Tax Credit Investments: We have invested in limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. We account for these investments under the proportional amortization method. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
Investments accounted for under the proportional amortization method are required to be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. Impairment is measured as the difference between the investment’s carrying amount and its fair value and would be recorded in other noninterest expense in the consolidated statements of operations.
Loan Repurchase Reserve: We maintain a reserve for expected losses on loans that were sold and are no longer on our balance sheet that we may be required to repurchase (or the indemnity payments we may be required to make to purchasers) which we refer to as the loan repurchase reserve. When we sell loans into the secondary mortgage market, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Deferred Financing Costs: Deferred financing costs associated with our senior notes and subordinated notes are included in long-term debt, net on the consolidated statements of financial condition. The deferred financing costs are being amortized on a basis that approximates an interest method over the 8-year term of the senior notes and the 10-year term of the subordinated notes.
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
Stock-Based Compensation: Compensation cost is recognized for stock options, restricted stock awards and units, and stock appreciation rights issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and stock appreciation rights, while the market price of our voting common stock at the date of grant is used for restricted stock awards and units. For stock awards and units which contain a market condition, a Monte Carlo simulation valuation model is used to calculate the grant date fair value of such awards. Generally, compensation cost is recognized over the required service period, defined as meeting performance goals and the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost reflects estimated forfeitures, adjusted as necessary for actual forfeitures.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are computed for differences between the GAAP and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against the deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than-not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence on a quarterly basis, including considering possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. federal taxing authorities for years before 2019. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2018 (other state income and franchise tax statutes of limitations vary by state).

Tax positions that are uncertain but meet a "more-likely-than-not" recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.
We reclassify stranded tax effects from accumulated other comprehensive income to retained earnings in periods in which there is a change in corporate income tax rates.
Earnings (Loss) Per Common Share: Earnings (loss) per common share is computed under the two-class method. Basic EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted-average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units and outstanding stock options. Net income (loss) allocated to common stockholders is computed by subtracting income (loss) allocated to participating securities, participating securities dividends, preferred stock dividends and preferred stock redemption from net income. Participating securities are instruments granted in stock-based payment transactions that contain rights to receive non-forfeitable dividends or dividend equivalents, which includes stock appreciation rights (“SARs”) to the extent they confer dividend equivalent rights.
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
Fee Revenue: Generally, fee revenue from deposit service charges and loans is recognized when earned, except where collection is uncertain, in which case revenue is recognized when received. We account for fee revenue in accordance with ASC 606, Revenue Recognition.
Advertising Costs: Advertising costs are expensed as incurred.
Adopted Accounting Pronouncements:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR. Since the issuance of this guidance, cessation of U.S. Dollar LIBOR has been extended to June 30, 2023. The amendments in this Update provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g. loans, debt securities, derivatives, borrowings, among others) necessitated by reference rate reform.
The following optional expedients for applying the requirements of certain ASC Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) modifications of contracts within the scope of ASC Topic 310, Receivables, and ASC Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) modifications of contracts within the scope of ASC Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under this ASC Topic for modifications not accounted for as separate contracts; 3) modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic ASC 815-15, Derivatives and Hedging-Embedded Derivatives; and 4) for other ASC Topics or Industry Subtopics in the Codification, the amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, in order to clarify that certain optional expedients and exceptions in ASC Topic 848 apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in ASC Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discount, or contract price alignment that is modified as a result of reference rate reform.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the expiration date of ASC 848 from December 31, 2022, to December 31, 2024.
These amendments are effective immediately upon issuance and due to the prospective nature of the revised guidance, the adoption of these Updates did not have a material impact on our Consolidated Financial Statements.
Recent Accounting Guidance Not Yet Effective
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. We adopted ASU 2022-02 on January 1, 2023 and it did not have a material effect on our consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS
Deepstack Acquisition. On September 15, 2022, we completed the acquisition of the assets of Global Payroll Gateway, Inc. and its wholly owned subsidiary, Deepstack Technologies, LLC (collectively, "Deepstack") for $24.0 million in total consideration.

The purchase was accounted for as a business combination under U.S. GAAP and assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values.
The fair value amounts of identified assets acquired and liabilities assumed as part of the Deepstack Acquisition are as follows:

($ in thousands)	Fair Value
Assets acquired:
Cash and cash equivalents	$4,068
Other intangibles	3,800
Other assets	1,385
Total assets acquired	$9,253

Liabilities assumed:
Accounts payable	$3,443
Total liabilities assumed	3,443
Excess of assets acquired over liabilities assumed	$5,810
Total consideration	24,000
Goodwill	$18,190
Total consideration of $24.0 million includes cash consideration paid of $14.4 million, common stock issued of $7.2 million, or 412,473 shares, and additional cash consideration of $2.4 million expected to be paid 18 months after the acquisition date.
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
Deepstack's results of operations have been included in our results beginning September 15, 2022. Acquisition, integration and transaction costs related to the acquisition were $2.1 million for the year ended December 31, 2022.
Pacific Mercantile Bancorp Acquisition. On October 18, 2021, we completed our merger with PMB, pursuant to which PMB merged with and into the Company, with the Company as the surviving corporation. PMB was the bank holding company of the wholly-owned Pacific Mercantile Bank, a California state chartered commercial bank headquartered in Costa Mesa, California, which operated seven banking offices, including three full service branches, located throughout Southern California.
Under the terms and conditions of the merger, each outstanding share of PMB common stock, aggregating 23,713,437 shares, was converted into the right to receive 0.5 of a share of the Company's common stock. In addition, at the effective time of the merger, we paid $3.2 million in cash for all outstanding PMB share-based awards, including outstanding shares subject to unvested restricted stock awards. In the merger, we also issued 11,856,713 shares of common stock with an estimated fair value of $222.2 million based upon the $18.74 closing price of the Company's common stock on October 18, 2021. Together with the $3.2 million of cash consideration, this result in an aggregate purchase price of $225.4 million.
Goodwill in the amount of $59.0 million was recognized and represents the expected synergies and economies of scale from the combination of our operations. Goodwill is not expected to be deductible for tax purposes.
The following table represents the allocation of merger consideration to the assets and liabilities of PMB as of October 18, 2021 and the fair value amounts at acquisition date:

($ in thousands)	Fair Value
Assets acquired:
Cash and due from banks	$3,196
Interest-earning deposits in financial institutions	475,554
Loans receivable	962,856
Allowance for credit losses	(13,622)
Premises and equipment, net	314
Operating lease right-of-use assets	9,212
Other intangible assets, net(1)	4,074
Income tax receivable	2,035
Deferred income tax, net(1)	9,819
Bank owned life insurance	9,043
Other assets	20,302
Total assets acquired	$1,482,783

Liabilities assumed:
Deposits	$1,284,714
Long term debt, net	17,527
Lease liability	9,441
Accrued expenses and other liabilities	4,695
Total liabilities assumed	1,316,377
Excess of assets acquired over liabilities assumed	166,406
Consideration paid	225,384
Goodwill(1)	$58,978
(1)During the year ended December 31, 2022, goodwill was increased by $1.8 million as a result of updates to the initial fair value amounts recognized. For additional information, see Note 8 - Goodwill and Other Intangibles

The fair value of the acquired identifiable intangible assets, representing core deposit intangibles, was $4.1 million. Core deposit intangible assets were valued using a net cost savings method and calculated as the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits. The net cost savings attributed to the core deposit base were calculated as the difference between the prevailing alternative cost of funds and the estimated cost of the core deposits. The core deposit intangible is being amortized on an accelerated basis over its estimated useful life of 10 years.

During the year ended December 31, 2021, we incurred $15.9 million of costs to effect the merger and integrate PMB, which were expensed in accordance with ASC Topic 805 and are included in acquisition, integration and transaction costs in our consolidated statements of operations. These costs included investment banking fees, personnel costs, professional fees, facilities-related charges, systems conversion costs and other costs.

NOTE 3 – FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy
ASC Subtopic 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The topic describes three levels of inputs that may be used to measure fair value:
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets
Securities available-for-sale:
SBA loan pools securities	$11,187	$—	$11,187	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	—	40,206	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	93,191	—	93,191	—
Non-agency residential mortgage-backed securities	80,492	—	80,492	—
Collateralized loan obligations	476,603	—	476,603	—
Corporate debt securities	166,618	—	166,618	—
Derivative assets:
Interest rate swaps and foreign exchange contracts (1)	2,292	—	2,292	—
Liabilities
Derivative liabilities:
Interest rate swaps and foreign exchange contracts (2)	2,251	—	2,251	—

December 31, 2021
Assets
Securities available-for-sale:
SBA loan pools securities	$14,591	$—	$14,591	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	191,969	$—	191,969	$—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	241,541	—	241,541	—
Municipal securities	119,015	—	119,015	—
Non-agency residential mortgage-backed securities	56,025	—	56,025	—
Collateralized loan obligations	518,964	—	518,964	—
Corporate debt securities	173,598	—	173,598	—
Derivative assets:
Interest rate swaps and foreign exchange contracts (1)	3,565	—	3,565	—
Liabilities
Derivative liabilities:
Interest rate swaps and foreign exchange contracts (2)	3,740	—	3,740	—
(1)Included in other assets in the consolidated statements of financial condition.
(2)Included in accrued expenses and other liabilities in the consolidated statements of financial condition.
There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021.

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets
Collateral dependent loans:
Single family residential mortgage	$3,600	$—	$—	$3,600
Commercial and industrial	7,115	—	—	7,115
SBA	3,704	—	—	3,704
December 31, 2021
Assets
Collateral dependent loans:
Commercial and industrial	12,272	—	—	12,272
SBA	3,886	—	—	3,886

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Collateral dependent loans:
Single family residential mortgage	$(340)	$(532)	$(169)
Commercial and industrial	(2,928)	(1,491)	(10,292)
Commercial real estate	—	(555)	—
SBA	(203)	(1,888)	(2,052)
Other consumer	(243)	—	—

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets
Cash and cash equivalents	$228,896	$228,896	$—	$—	$228,896
Securities held-to-maturity	328,641	—	262,460	—	262,460
Securities available-for-sale	868,297	—	868,297	—	868,297
Loans receivable, net of allowance for credit losses	7,029,078	—	—	6,526,916	6,526,916
Federal Home Loan Bank and other bank stock	57,092	—	57,092	—	57,092
Accrued interest receivable	37,942	37,942	—	—	37,942
Derivative assets	2,292	—	2,292	—	2,292
Financial liabilities
Deposits	7,120,921	5,931,500	1,175,857	—	7,107,357
Advances from Federal Home Loan Bank	727,348	—	699,730	—	699,730
Long-term debt	274,906	—	269,673	—	269,673
Derivative liabilities	2,251	—	2,251	—	2,251
Accrued interest payable	7,004	7,004	—	—	7,004
December 31, 2021
Financial assets
Cash and cash equivalents	$228,123	$228,123	$—	$—	$228,123
Securities available-for-sale	1,315,703	—	1,315,703	—	1,315,703
Loans receivable, net of allowance for credit losses	7,158,896	—	—	7,150,703	7,150,703
Federal Home Loan Bank and other bank stock	44,632	—	44,632	—	44,632
Accrued interest receivable	30,991	30,991	—	—	30,991
Derivative assets	3,565	—	3,565	—	3,565
Financial liabilities
Deposits	7,439,435	6,932,717	506,711	—	7,439,428
Advances from Federal Home Loan Bank	476,059	—	500,323	—	500,323
Other borrowings	25,000	—	25,000	—	25,000
Long-term debt	274,386	—	294,404	—	294,404
Derivative liabilities	3,740	—	3,740	—	3,740
Accrued interest payable	3,546	3,546	—	—	3,546

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
Securities Held-to-Maturity: The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management's judgment and evaluation for valuation.

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
Advances from Federal Home Loan Bank: The fair values of advances from FHLB are estimated based on a discounted cash flow approach. The discount rate was derived from the current market rates for borrowings with similar remaining maturities (Level 2).
Other Borrowings: The carrying amount of other borrowings approximates its fair value due to the short-term nature of these borrowings (Level 2).
Long-Term Debt: Fair value of long-term debt is determined by observable data such as market spreads, cash flows, yield curves, credit information, and respective terms and conditions for debt instruments (Level 2).
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).
We use our best judgment in estimating the fair value of our financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts we could have realized in a sales transaction at December 31, 2022 and 2021. The estimated fair value amounts for December 31, 2022 and 2021 have been measured as of period-end and have not been re-evaluated or updated subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,033	$—	$(29,807)	$123,226
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,404	—	(11,946)	49,458
Municipal securities	114,204	—	(24,428)	89,776
Total securities held-to-maturity	$328,641	$—	$(66,181)	$262,460
Securities available-for-sale:
SBA loan pool securities	$11,241	$—	$(54)	$11,187
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,431	—	(225)	40,206
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	99,075	—	(5,884)	93,191
Non-agency residential mortgage-backed securities	90,832	—	(10,340)	80,492
Collateralized loan obligations	492,203	—	(15,600)	476,603
Corporate debt securities	175,781	32	(9,195)	166,618
Total securities available-for-sale	$909,563	$32	$(41,298)	$868,297
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$14,679	$—	$(88)	$14,591
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	190,382	2,898	$(1,311)	191,969
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	242,458	1,171	(2,088)	241,541
Municipal securities	117,913	2,641	(1,539)	119,015
Non-agency residential mortgage-backed securities	56,014	11	—	56,025
Collateralized loan obligations	521,275	—	(2,311)	518,964
Corporate debt securities	162,002	11,603	(7)	173,598
Total securities available-for-sale	$1,304,723	$18,324	$(7,344)	$1,315,703

During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which became part of the securities' amortized cost basis. This amount, along with the unrealized loss included in accumulated other comprehensive income, is then amortized over the life of the security as an adjustment to its yield using the interest method. As a result, there is no impact on the consolidated statements of operations.
At December 31, 2022, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations, and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There was no allowance for credit losses for debt securities held-to-maturity and available-for-sale as of December 31, 2022 and 2021. We do not consider unrealized losses on these securities to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in non-credit related factors such as interest rates, market spreads, and market conditions subsequent to purchase.
Accrued interest receivable on debt securities held-to-maturity and available-for-sale totaled $9.2 million and $4.7 million at December 31, 2022 and December 31, 2021, and is included within other assets in the accompanying consolidated statements of financial condition.

At December 31, 2022 and 2021, there were no holdings of any one issuer, other than the U.S. government agency and sponsored enterprises, in an amount greater than 10% of our stockholders’ equity.

Pledged Securities
Investment securities with carrying values of $356.5 million and $28.9 million as of December 31, 2022 and 2021 were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Securities Available-for-Sale
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Gross realized gains on sales and calls	$209	$—	$2,011
Gross realized losses on sales and calls	(7,901)	—	—
Net realized (losses) gains on sales and calls	$(7,692)	$—	$2,011
Proceeds from sales and calls	$167,295	$191,230	$68,829

The following table summarizes the investment securities available-for-sale with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Securities available-for-sale:
SBA loan pool securities	$2,260	$(3)	$8,927	$(51)	$11,187	$(54)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	(225)	—	—	40,206	(225)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	76,441	(2,533)	16,750	(3,351)	93,191	(5,884)
Non-agency residential mortgage-backed securities	80,492	(10,340)	—	—	80,492	(10,340)
Collateralized loan obligations	235,936	(7,492)	240,667	(8,108)	476,603	(15,600)
Corporate debt securities	159,492	(8,374)	4,180	(821)	163,672	(9,195)
Total securities available-for-sale	$594,827	$(28,967)	$270,524	$(12,331)	$865,351	$(41,298)
December 31, 2021
Securities available-for-sale:
SBA loan pool securities	$—	$—	$14,591	$(88)	$14,591	$(88)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	67,588	(1,311)	—	—	67,588	(1,311)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	85,290	(1,184)	17,754	(904)	103,044	(2,088)
Municipal securities	44,748	(919)	10,762	(620)	55,510	(1,539)
Collateralized loan obligations	81,962	(38)	253,002	(2,273)	334,964	(2,311)
Corporate debt securities	4,993	(7)	—	—	4,993	(7)
Total securities available-for-sale	$284,581	$(3,459)	$296,109	$(3,885)	$580,690	$(7,344)

At December 31, 2022, our securities available-for-sale portfolio consisted of 77 securities, of which 76 securities were in an unrealized loss position. At December 31, 2021, our securities available-for-sale portfolio consisted of 119 securities, of which 46 securities were in an unrealized loss position.
During the years ended December 31, 2022, 2021 and 2020, there was no provision for credit losses related to securities available-for-sale. We monitor our securities portfolio to ensure it has adequate credit support. We consider the lowest credit rating for identification of credit impairment for collateralized loan obligations and other securities. The decline in fair value of our securities since acquisition was attributable to a combination of rising interest rates and general volatility in credit market conditions. We do not currently intend to sell any of the securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of December 31, 2022, all of our collateralized loan obligations investment securities in an unrealized loss position received an investment grade credit rating.
The following table presents the amortized cost and fair value of the investment securities portfolio, based on the earlier of contractual maturity dates or next repricing date, as of December 31, 2022:

	Held-to-Maturity		Available-for-Sale
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Earlier of maturity or next repricing date:
Within one year	$—	$—	$509,099	$493,321
One to five years	—	—	171,497	161,681
Five to ten years	28,675	24,039	42,590	37,796
Greater than ten years	299,966	238,421	186,377	175,499
Total	$328,641	$262,460	$909,563	$868,297
Contractual maturities may not reflect the actual maturities of the investments. The average lives for mortgage-backed securities and collateralized loan obligations will likely be shorter than their contractual maturities due to prepayments and amortization.

The following table presents the fair value and weighted average yields using amortized cost of the securities held-to-maturity portfolio as of December 31, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$7,987	2.52%	$115,239	2.70%	$123,226	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	49,458	2.64%	49,458	2.64%
Municipal securities	—	—%	—	—%	16,052	2.19%	73,724	2.71%	89,776	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$24,039	2.29%	$238,421	2.69%	$262,460	2.65%

The following table presents the fair value and weighted average yields using amortized cost of the securities available-for-sale portfolio, as of December 31, 2022, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$11,187	3.18%	$—	—%	$—	—%	$—	—%	$11,187	3.18%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	40,206	5.59%	40,206	5.59%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,531	4.65%	7,941	3.24%	24,918	2.76%	54,801	4.80%	93,191	4.04%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	80,492	3.68%	80,492	3.68%
Collateralized loan obligations	476,603	5.85%	—	—%	—	—%	—	—%	476,603	5.85%
Corporate debt securities	—	—%	153,740	4.82%	12,878	5.73%	—	—%	166,618	4.89%
Total securities available-for-sale	$493,321	5.78%	$161,681	4.74%	$37,796	3.69%	$175,499	4.42%	$868,297	5.20%

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Commercial:
Commercial and industrial(1)	$1,845,960	$2,668,984
Commercial real estate	1,259,651	1,311,105
Multifamily	1,689,943	1,361,054
SBA(2)	68,137	205,548
Construction	243,553	181,841
Consumer:
Single family residential mortgage	1,920,806	1,420,023
Other consumer	86,988	102,925
Total loans	7,115,038	7,251,480
Allowance for loan losses	(85,960)	(92,584)
Loans receivable, net	$7,029,078	$7,158,896

(1)Includes warehouse lending balances of $602.5 million and $1.60 billion at December 31, 2022 and 2021.
(2)Includes 20 PPP loans totaling $5.7 million at December 31, 2022 and 397 PPP loans totaling $123.1 million at December 31, 2021.

The following table presents the components of total loans as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Unpaid principal balance	$7,107,897	$7,245,952
Unamortized net premiums	18,319	18,005
Unamortized net deferred costs	(1,880)	819
Unamortized SBA PPP fees	—	(831)
Fair value adjustment(1)	(9,298)	(12,465)
Total loans	$7,115,038	$7,251,480
(1)Includes $8.0 million related to the PMB Acquisition at December 31, 2022, of which $4.1 million related to PCD loans, and $10.6 million related to the PMB Acquisition at December 31, 2021, of which $3.9 million related to PCD loans.

Credit Quality Indicators
We categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze the associated risks in the current loan portfolio and individually grade each loan for credit risk. This analysis includes all loans delinquent over 60 days and non-homogeneous loans such as commercial and commercial real estate loans. We use the following definitions for risk ratings:
Pass: Loans risk rated pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful.”
Special Mention: Loans risk rated special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of our credit position at some future date.
Substandard: Loans risk rated substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans risk rated doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2022
Commercial:
Commercial and industrial
Pass	$269,367	$170,513	$62,931	$53,001	$76,811	$164,394	$932,464	$19,803	$1,749,284
Special mention	—	19,203	1,042	—	1	11,528	17,142	483	49,399
Substandard	3,833	64	3,002	502	3,630	2,729	23,012	6,501	43,273
Doubtful	—	—	—	4,004	—	—	—	—	4,004
Commercial and industrial	273,200	189,780	66,975	57,507	80,442	178,651	972,618	26,787	1,845,960
Commercial real estate
Pass	348,298	363,335	60,564	94,772	155,790	224,213	1,163	61	1,248,196
Special mention	—	—	—	—	—	1,745	—	—	1,745
Substandard	—	—	—	—	1	8,799	910	—	9,710
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	348,298	363,335	60,564	94,772	155,791	234,757	2,073	61	1,259,651
Multifamily
Pass	626,186	390,928	154,636	229,511	109,887	138,063	3	9,307	1,658,521
Special mention	—	—	2,997	—	—	—	—	—	2,997
Substandard	—	—	—	—	11,069	17,356	—	—	28,425
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	626,186	390,928	157,633	229,511	120,956	155,419	3	9,307	1,689,943
SBA
Pass	9,421	15,468	4,009	5,899	1,176	19,090	603	123	55,789
Special mention	—	—	—	—	201	598	—	1	800
Substandard	—	—	320	339	385	9,097	628	779	11,548
Doubtful	—	—	—	—	—	—	—	—	—
SBA	9,421	15,468	4,329	6,238	1,762	28,785	1,231	903	68,137

Construction
Pass	85,430	98,572	27,704	6,495	—	25,352	—	—	243,553
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	85,430	98,572	27,704	6,495	—	25,352	—	—	243,553
Consumer:
Single family residential mortgage
Pass	627,213	797,744	72,658	47,284	89,492	255,520	—	—	1,889,911
Special mention	1,716	218	—	1,537	3,378	2,252	—	—	9,101
Substandard	3,571	—	2,171	—	8,573	7,479	—	—	21,794
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	632,500	797,962	74,829	48,821	101,443	265,251	—	—	1,920,806
Other consumer
Pass	23,340	15,986	8,805	5,524	3,363	15,920	10,914	2,747	86,599
Special mention	—	(1)	—	3	—	20	62	54	138
Substandard	—	—	56	—	83	31	81	—	251
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	23,340	15,985	8,861	5,527	3,446	15,971	11,057	2,801	86,988
Total loans	$1,998,375	$1,872,030	$400,895	$448,871	$463,840	$904,186	$986,982	$39,859	$7,115,038

Total loans
Pass	$1,989,255	$1,852,546	$391,307	$442,486	$436,519	$842,552	$945,147	$32,041	$6,931,853
Special mention	1,716	19,420	4,039	1,540	3,580	16,143	17,204	538	64,180
Substandard	7,404	64	5,549	841	23,741	45,491	24,631	7,280	115,001
Doubtful	—	—	—	4,004	—	—	—	—	4,004
Total loans	$1,998,375	$1,872,030	$400,895	$448,871	$463,840	$904,186	$986,982	$39,859	$7,115,038

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2021
Commercial:
Commercial and industrial
Pass	$254,218	$81,177	$71,950	$78,461	$56,439	$110,490	$1,888,126	$9,679	$2,550,540
Special mention	1,206	5,971	13,721	835	7,272	9,846	20,460	6,348	65,659
Substandard	2	241	17,853	11,378	3,374	117	17,429	2,391	52,785
Doubtful	—	—	—	—	—	—	—	—	—
Commercial and industrial	255,426	87,389	103,524	90,674	67,085	120,453	1,926,015	18,418	2,668,984
Commercial real estate
Pass	465,524	82,759	140,108	192,263	85,755	317,941	8,416	71	1,292,837
Special mention	—	—	—	1,925	—	2,920	—	—	4,845
Substandard	—	—	506	—	—	9,084	3,833	—	13,423
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	465,524	82,759	140,614	194,188	85,755	329,945	12,249	71	1,311,105
Multifamily
Pass	410,958	208,396	315,119	157,640	61,457	158,464	4	—	1,312,038
Special mention	—	1,988	—	11,261	—	33,065	—	—	46,314
Substandard	—	—	—	—	—	2,702	—	—	2,702
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	410,958	210,384	315,119	168,901	61,457	194,231	4	—	1,361,054
SBA
Pass	106,749	23,972	8,049	1,957	10,836	28,495	928	143	181,129
Special mention	—	1,586	3,618	236	—	596	—	4	6,040
Substandard	—	5,888	—	390	3,358	7,245	599	899	18,379
Doubtful	—	—	—	—	—	—	—	—	—
SBA	106,749	31,446	11,667	2,583	14,194	36,336	1,527	1,046	205,548

Construction
Pass	67,074	32,995	29,038	17,139	25,485	—	—	—	171,731
Special mention	—	—	—	1,607	—	8,503	—	—	10,110
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	67,074	32,995	29,038	18,746	25,485	8,503	—	—	181,841
Consumer:
Single family residential mortgage
Pass	713,844	96,339	67,075	140,329	88,123	277,247	12,828	—	1,395,785
Special mention	—	1,644	339	910	692	6,838	—	—	10,423
Substandard	—	—	—	11,005	975	1,601	—	234	13,815
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	713,844	97,983	67,414	152,244	89,790	285,686	12,828	234	1,420,023
Other consumer
Pass	26,179	13,556	8,891	5,265	9,038	15,951	21,327	2,331	102,538
Special mention	—	—	4	—	—	25	63	—	92
Substandard	—	61	14	148	46	26	—	—	295
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	26,179	13,617	8,909	5,413	9,084	16,002	21,390	2,331	102,925
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Total loans
Pass	$2,044,546	$539,194	$640,230	$593,054	$337,133	$908,588	$1,931,629	$12,224	$7,006,598
Special mention	1,206	11,189	17,682	16,774	7,964	61,793	20,523	6,352	143,483
Substandard	2	6,190	18,373	22,921	7,753	20,775	21,861	3,524	101,399
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$2,045,754	$556,573	$676,285	$632,749	$352,850	$991,156	$1,974,013	$22,100	$7,251,480

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the periods indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
December 31, 2022
Commercial:
Commercial and industrial	$4,002	$481	$13,833	$18,316	$1,827,644	$1,845,960
Commercial real estate	311	—	910	1,221	1,258,430	1,259,651
Multifamily	—	—	—	—	1,689,943	1,689,943
SBA	287	—	10,299	10,586	57,551	68,137
Construction	—	—	—	—	243,553	243,553
Consumer:
Single family residential mortgage	36,338	5,068	19,431	60,837	1,859,969	1,920,806
Other consumer	163	16	81	260	86,728	86,988
Total loans	$41,101	$5,565	$44,554	$91,220	$7,023,818	$7,115,038

December 31, 2021
Commercial:
Commercial and industrial	$9,342	$1,351	$9,503	$20,196	$2,648,788	$2,668,984
Commercial real estate	—	—	—	—	1,311,105	1,311,105
Multifamily	786	—	—	786	1,360,268	1,361,054
SBA	987	2,360	15,941	19,288	186,260	205,548
Construction	—	—	—	—	181,841	181,841
Consumer:
Single family residential mortgage	24,867	—	7,076	31,943	1,388,080	1,420,023
Other consumer	449	—	89	538	102,387	102,925
Total loans	$36,431	$3,711	$32,609	$72,751	$7,178,729	$7,251,480

Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	December 31, 2022		December 31, 2021
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$22,613	$10,959	$28,594	$9,137
Commercial real estate	910	910	—	—
SBA	10,417	5,613	16,653	11,443
Consumer:
Single family residential mortgage	21,116	17,187	7,076	7,076
Other consumer	195	195	235	235
Total nonaccrual loans	$55,251	$34,864	$52,558	$27,891
At December 31, 2022 and 2021, there were no loans that were past due 90 days or more and still accruing.
Other Real Estate Owned and Loans in Process of Foreclosure
At December 31, 2022 and December 31, 2021, there was no other real estate owned. At December 31, 2022, there were nine consumer mortgage loans totaling $11.7 million secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction. There were no consumer mortgage loans secured by residential real estate properties in foreclosure at December 31, 2021.
Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables released by the model provider during December 31, 2022. The published forecasts consider the FRB's monetary policy, labor market constraints, high inflation, supply chain stress and the military conflict between Russia and Ukraine, among other factors.
The ACL also incorporates qualitative factors to account for certain loan portfolio characteristics that are not taken into consideration by the third-party model including underlying strengths and weaknesses in various segments of the loan portfolio. As is the case with all estimates, the ACL is expected to be impacted in future periods by economic volatility, changing economic forecasts, underlying model assumptions, and asset quality metrics, all of which may be better or worse than current estimates.
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies' joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.
The reserve for unfunded noncancellable loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC Topic 326. At December 31, 2022 and 2021, the reserve for unfunded noncancellable loan commitments was $5.3 million and $5.6 million and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The following table presents a summary of activity in the ACL for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022			2021			2020
	Allowance for Loan Losses	Reserve for Unfunded Non-Cancellable Loan Commit-ments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Non-Cancellable Loan Commit-ments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Non-Cancellable Loan Commit-ments	Allowance for Credit Losses
Balance at beginning of year	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213	$57,649	$4,064	$61,713
Impact of adopting ASU 2016-13	—	—	—	—	—	—	7,609	(1,226)	6,383
Initial reserve for purchased credit-deteriorated loans (1)	—	—	—	13,650	—	13,650	—	—	—
Loans charged off	(9,278)	—	(9,278)	(9,886)	—	(9,886)	(15,417)	—	(15,417)
Recoveries of loans previously charged off	33,896	—	33,896	3,358	—	3,358	1,815	—	1,815
Net recoveries (charge-offs)	24,618	—	24,618	(6,528)	—	(6,528)	(13,602)	—	(13,602)
(Reversal of) provision for credit losses	(31,242)	(300)	(31,542)	4,432	2,422	6,854	29,374	345	29,719
Balance at end of year	$85,960	$5,305	$91,265	$92,584	$5,605	$98,189	$81,030	$3,183	$84,213
(1)Represents the amounts, at acquisition date, of expected credit losses on PCD loans, net of expected recoveries of PCD loans charged-off prior to acquisition date that we have a contractual right to receive.

During 2022, total recoveries included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. This recovery resulted in a reversal of provision for credit losses during the same period.
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

Accrued interest receivable on loans receivable, net totaled $28.6 million and $25.8 million at December 31, 2022 and 2021, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the allowance for credit losses.
The following table presents the activity and balance in the ALL as of or for the year ended December 31, 2022:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
Charge-offs	(8,597)	—	—	(428)	—	(10)	(243)	(9,278)
Recoveries	32,887	7	—	791	—	193	18	33,896
Net recoveries (charge-offs)	24,290	7	—	363	—	183	(225)	24,618
(Reversal of) provision for credit losses	(23,691)	(5,757)	(3,197)	(732)	228	2,259	(352)	(31,242)
Balance at December 31, 2022	$34,156	$15,977	$14,696	$2,648	$5,850	$12,050	$583	$85,960

The following table presents the activity and balance in the ALL as of or for the year ended December 31, 2021:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Balance at December 31, 2020	$20,608	$19,074	$22,512	$3,145	$5,849	$9,191	$651	$81,030
Initial reserve for purchased credit-deteriorated loans(1)	11,933	614	469	575	28	—	31	13,650
Charge-offs	(6,209)	(576)	—	(2,780)	—	(321)	—	(9,886)
Recoveries	3,150	—	—	132	—	74	2	3,358
Net (charge-offs) recoveries	(3,059)	(576)	—	(2,648)	—	(247)	2	(6,528)
Provision for (reversal of) credit losses	4,075	2,615	(5,088)	1,945	(255)	664	476	4,432
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
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
Collateral dependent loans consisted of the following as of the dates indicated:

	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
December 31, 2022
Commercial:
Commercial and industrial	$—	$—	$18,392	$—	$18,392
Commercial real estate	910	—	—	—	910
SBA	23	4,702	5,691	—	10,416
Consumer:
Single family residential mortgage	—	21,262	—	—	21,262
Other consumer	—	81	—	113	194
Total loans	$933	$26,045	$24,083	$113	$51,174

December 31, 2021
Commercial:
Commercial and industrial	$13,518	$37	$4,776	$—	$18,331
SBA	689	4,458	11,511	—	16,658
Consumer:
Single family residential mortgage	—	14,012	—	—	14,012
Other consumer	—	—	—	235	235
Total loans	$14,207	$18,507	$16,287	$235	$49,236

Troubled Debt Restructurings (TDRs)
TDR loans consisted of the following as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Commercial:
Commercial and industrial	$14,636	$5,241
Commercial real estate	—	4,243
SBA	295	265
Consumer:
Single family residential mortgage	1,214	6,935
Total loans	$16,145	$16,684

We had commitments to lend to customers with outstanding loans that were classified as TDRs of $97 thousand and $63 thousand at December 31, 2022 and 2021. Accruing TDRs were $2.7 million and nonaccrual TDRs were $13.4 million at December 31, 2022, compared to accruing TDRs of $12.5 million and nonaccrual TDRs of $4.1 million at December 31, 2021. The increase in TDRs during the year ended December 31, 2022 was primarily due to the modification of two commercial and industrial loan relationships.

The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial and industrial	4	$20,340	$20,340	—	$—	$—	1	$5,000	$5,000
SBA	2	833	833	—	—	—	—	—	—
Consumer:
Single family residential mortgage	—	—	—	2	3,420	3,420	—	—	—
Total	6	$21,173	$21,173	2	$3,420	$3,420	1	$5,000	$5,000

We consider a TDR to be in payment default once it becomes 30 days or more past due following a modification. For the year ended December 31, 2022 and 2021, there were no loans that were modified as a TDR during the prior 12 months that had subsequent payment defaults. For the year ended December 31, 2020, there was one SBA loan that was modified as TDRs during the prior 12 months that had a subsequent payment default. The following table summarizes the TDRs by modification type for the periods indicated:

	Modification Type
	Change in Principal Payments		Extension of Maturity(1)		Total
($ in thousands)	Count	Amount	Count	Amount	Count	Amount
Year ended December 31, 2022
Commercial:
Commercial and industrial(2)	1	$1,000	3	$19,340	4	$20,340
SBA	—	—	2	833	2	833
Total	1	$1,000	5	$20,173	6	$21,173
Year ended December 31, 2021
Consumer:
Single family residential mortgage(3)	—	$—	2	$3,420	2	$3,420
Total	—	$—	2	$3,420	2	$3,420
Year ended December 31, 2020
Commercial:
Commercial and industrial	—	$—	1	$5,000	1	$5,000
Total	—	$—	1	$5,000	1	$5,000
(1)Excludes loans in forbearance or deferment that received an extension of maturity through the CARES Act during the years ended December 31, 2021 and 2020.
(2)Includes three commercial and industrial loans aggregating $19.3 million that included both an extension in maturity and payment plan
(3)Includes one SFR mortgage loan totaling $1.8 million that included both an extension in maturity and change in interest rate from variable to fixed.

Purchases, Sales, and Transfers
The following table presents loans purchased and/or sold by portfolio segment, excluding loans held-for-sale and loans acquired in a business combination for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
($ in thousands)	Purchases	Sales	Purchases	Sales	Purchases	Sales
Commercial:
Multifamily	$—	$—	$29,764	$—	$120,900	$—
Construction	—	—	—	—	14,750	—
Consumer:
Single family residential mortgage	814,262	—	795,773	—	149,687	—
Total	$814,262	$—	$825,537	$—	$285,337	$—

Loan purchases during the years ended December 31, 2022, 2021, and 2020 were made at a net premium of $4.0 million, $17.5 million and $4.7 million.
The following table presents PCD loans acquired for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Par value	—	225,405	—
Initial reserve based on ACL methodology(1)	—	(16,200)	—
Net discount related to items other than credit	—	(3,786)	—
Total purchase price	$—	$205,419	$—
(1)The initial reserve for PCD loans at acquisition date and based on our ACL methodology was $13.7 million and included $2.6 million related to expected recoveries of loans that were fully or partially charged off prior to acquisition.

There were no transfers of loans between loans held-for-sale and loans held-for-investment during the years ended December 31, 2022 and 2020. During the year ended 2021, we transferred $4.4 million of commercial mortgage loans and $10.8 million of SFR mortgage loans to held-for-sale.

Non-Traditional Mortgage (NTM) Loans
NTM loans are included in our SFR mortgage portfolio and are comprised primarily of interest only loans. As of December 31, 2022 and 2021, the NTM loans totaled $862.3 million, or 12.1% of total loans, and $635.3 million, or 8.8% of total loans, respectively.
We no longer originate SFR loans, however we have purchased and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan. Interest only loans are primarily SFR first mortgage loans that generally have a 30 to 40-year term at the time of origination and include payment features that allow interest only payments in initial periods before converting to a fully amortizing loan.
At December 31, 2022 and 2021, nonperforming NTM loans totaled $3.0 million and $4.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM first lien loans are LTV ratios. At December 31, 2022, our NTM first lien portfolio had a weighted average LTV of approximately 59%.

NOTE 6 – PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment, net, as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Land	$7,630	$8,230
Building and improvement	106,413	107,465
Furniture, fixtures, and equipment	51,043	48,737
Leasehold improvements	12,173	13,559
Construction in process	323	23
Total	177,582	178,014
Less accumulated depreciation	(70,237)	(65,146)
Premises and equipment, net	$107,345	$112,868

During the year ended December 31, 2020, we recorded an impairment loss of $512 thousand on abandoned capitalized software projects, which is included in all other expense on the consolidated statements of operations. There were no impairment charges for abandoned capitalized software projects for the years ended December 31, 2022 and 2021.
We recognized depreciation expense of $7.7 million, $8.7 million and $10.2 million for the years ended December 31, 2022, 2021, and 2020.
NOTE 7 – LEASES

We have operating leases for corporate offices, branches and loan production offices for which we are the lessee. Our leases have remaining lease terms of 2 months to 16 years, some of which include options to extend the leases generally for periods of 3 to 5 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also have subleases in place for certain office locations and the income from subleases is included in other income.
The components of lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Operating lease expense	$9,168	$6,972	$6,024
Variable lease expense	168	366	279
Total lease expense	$9,336	$7,338	$6,303
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$9,515	$7,229	$6,812
ROU assets obtained in the exchange for lease liabilities:
ROU assets obtained in exchange for lease liabilities (1)	$2,060	$26,413	$3,289
(1)Includes $9.2 million during the year ended December 31, 2021 related to the PMB Acquisition.
Supplemental balance sheet information related to leases was as follows:

	December 31,
($ in thousands)	2022	2021
Operating leases:
Operating lease right-of-use assets	$28,780	$35,442
Operating lease liabilities	33,122	40,675

	December 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	4.90 years	5.46 years
Weighted-average discount rate:
Operating leases	1.88%	1.76%

Maturities of operating lease liabilities at December 31, 2022 were as follows:

($ in thousands)	Operating Leases
Year Ending December 31,
2023	$8,726
2024	8,415
2025	6,910
2026	4,992
2027	2,949
Thereafter	3,083
Total lease payments	35,075
Less: present value discount	(1,953)
Total Lease Liability	$33,122

During the year ended December 31, 2021, we recognized $3.8 million in impairment of ROU assets obtained in the PMB Acquisition. This impairment related to branch and office consolidation of PMB locations and is included in acquisition, integration and transaction costs in the accompanying consolidated statements of operations.
Sublease income totaled $1.8 million, $1.3 million and $1.0 million during the years ended December 31, 2022, 2021 or 2020 and is included in other income in the accompanying consolidated statements of operations.
We lease certain equipment under finance leases. Finance lease obligations totaled $122 thousand and $239 thousand at December 31, 2022 and 2021. The finance lease arrangements require monthly payments through 2025.
Sale-leaseback Transactions
In January 2022, we completed a sale-leaseback transaction for one of our branch locations. We sold the branch for $2.4 million and recognized a gain of $771 thousand. We also entered into a 18-month lease agreement for this branch and recognized a right-of-use asset and lease liability for $107 thousand. Gains related to sale-leaseback transactions are included in other income in the accompanying consolidated statements of operations.
In September 2021, we completed a sale-leaseback transaction for one of its branch locations. We sold the branch for $4.2 million and recognized a gain of $841 thousand. We also entered into a 5-year lease agreement for this branch and recognized a right-of-use asset and lease liability for $811 thousand.
NOTE 8 – GOODWILL AND OTHER INTANGIBLES
Goodwill
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair values. At December 31, 2022 and 2021, we had goodwill of $114.3 million and $94.3 million.
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Goodwill, beginning of the year	$94,301	$37,144	$37,144
Goodwill from business combinations	18,190	57,157	—
Goodwill adjustments for purchase accounting	1,821	—	—
Goodwill, end of year	$114,312	$94,301	$37,144

At December 31, 2022, goodwill included $18.2 million recognized in the Deepstack Acquisition and $59.0 million in the PMB Acquisition (refer to Note 2 — Business Combinations). During the year ended December 31, 2022, we adjusted goodwill as a result of updates to the initial fair value of core deposit intangibles and finalization of income tax returns related to PMB. During the measurement period (not to exceed one year from the acquisition date), the fair value of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.
We evaluate goodwill for impairment as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2022. Based on the annual goodwill impairment tests performed during the years ended December 31, 2022, 2021 and 2020, we determined that there was no impairment of goodwill.
Other Intangibles
Other intangibles are comprised of the following as of the dates indicated:

($ in thousands)	December 31, 2022	December 31, 2021
Core deposit intangibles	$3,932	$6,411
Developed technology	2,637	—
Other intangibles	957	—
Total other intangibles	$7,526	$6,411
Other intangibles are amortized over their estimated useful lives and reviewed for impairment at least quarterly. As of December 31, 2022, the weighted average remaining amortization period for core deposit intangibles was approximately 6.7 years. Amortization periods for developed technology and other intangibles acquired in the Deepstack Acquisition have useful lives ranging from 3 to 10 years.
The following table presents changes in the carrying amount of intangibles for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Other intangibles:
Balance, beginning of year	$35,958	$30,904	$30,904
Other intangibles acquired from business combinations	3,800	5,054	—
Purchase accounting adjustments	(980)	—	—
Balance, end of year	38,778	35,958	30,904
Accumulated amortization:
Balance, beginning of year	29,547	28,271	26,753
Amortization of other intangibles	1,705	1,276	1,518
Balance, end of year	31,252	29,547	28,271
Other intangibles, net	$7,526	$6,411	$2,633
There was no impairment of other intangibles for the years ended December 31, 2022, 2021 and 2020.
The following table presents estimated future amortization expenses of other intangibles as of December 31, 2022:

($ in thousands)	2023	2024	2025	2026	2027	2028 and After	Total
Estimated future amortization expense	$1,799	$1,425	$1,107	$1,013	$811	$1,371	$7,526

NOTE 9 – OTHER ASSETS AND OTHER LIABILITIES
The following table presents the components of other assets as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Accrued interest receivable	$37,942	$30,991
Prepaid expenses	8,068	7,267
Derivative instruments(1)	2,292	3,565
Operating lease right-of-use assets(2)	28,780	35,442
Servicing assets	22,484	1,309
Income taxes receivable	7,679	7,952
Investments:
Alternative energy partnerships(3)	21,410	25,888
Low income housing tax credits ("LIHTC")(3)	45,726	38,982
Other equity and CRA investments(3)	90,295	82,809
Other assets	13,513	24,110
Total other assets	$278,189	$258,315

(1)See Note 15 - Derivative Instruments for information regarding derivative instruments
(2)See Note 7 - Leases for information regarding operating lease right-of-use assets
(3)See Note 20 - Variable Interest Entities regarding alternative energy partnerships, LIHTC and other CRA investments

The following table presents the components of accrued expenses and other liabilities as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Accrued interest payable	$7,004	$3,546
Accounts payable and accrued expenses	37,560	39,487
Derivative liabilities(1)	2,251	3,740
Lease liability(2)	33,122	40,675
Commitments to fund LIHTC(3)	17,480	10,264
Reserve for unfunded noncancellable loan commitments	5,305	5,605
Reserve for loss on repurchased loans(4)	2,989	4,348
Other liabilities	8,512	5,908
Total accrued expenses and other liabilities	$114,223	$113,573

(1)See Note 15 - Derivative Instruments for information regarding derivative instruments
(2)See Note 7 - Leases for information regarding lease liability
(3)See Note 22 - Loan Commitments and Other Related Activities regarding commitments to fund LIHTC
(4)See Note 14 - Loan Repurchase Reserve

NOTE 10 – DEPOSITS
The following table presents the components of deposits as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Noninterest-bearing deposits	$2,809,328	$2,788,196
Interest-bearing deposits
Interest-bearing demand deposits	1,947,247	2,393,386
Money market and savings accounts	1,174,925	1,751,135
Certificates of deposit of $250,000 or less	793,040	285,768
Certificates of deposit of more than $250,000	396,381	220,950
Total interest-bearing deposits	4,311,593	4,651,239
Total deposits	$7,120,921	$7,439,435

The aggregate amount of deposits reclassified as loans, such as overdrafts, was $54 thousand and $129 thousand at December 31, 2022 and 2021.
We had California State Treasurer’s deposits of $302.0 million and $75.0 million, and accrued interest on these deposits, in certificates of deposit of more than $250,000 at December 31, 2022 and 2021. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. In addition, we had other public deposits of $41.7 million and $30.5 million at December 31, 2022 and 2021. At December 31, 2022 and 2021, we provided letters of credit of $300.0 million and $235.0 million through the FHLB of San Francisco as collateral for California State Treasurer’s deposits and other public deposits. There were no securities pledged as collateral for these deposits at December 31, 2022 and 2021.
The following table presents a summary of brokered deposits as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Money market accounts	$10,000	$10,000
Certificates of deposit of $250,000 or less	604,945	—
Total brokered deposits	$614,945	$10,000

The following table presents scheduled maturities of certificates of deposit as of December 31, 2022:

($ in thousands)	2023	2024	2025	2026	2027	Total
Certificates of deposit of $250,000 or less	$664,365	$105,126	$22,085	$753	$711	$793,040
Certificates of deposit of more than $250,000	355,138	39,375	636	394	838	396,381
Total certificates of deposit(1)	$1,019,503	$144,501	$22,721	$1,147	$1,549	$1,189,421
(1)Total certificates of deposit includes $179 thousand and $602 thousand of fair value adjustments related to certificates of deposit acquired in business combinations at December 31, 2022 and 2021.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
FHLB Advances
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	December 31, 2022	December 31, 2021
Fixed rate:
Outstanding balance (1)	$711,000	$411,000
Interest rates ranging from	0.64%	0.64%
Interest rates ranging to	3.70%	3.32%
Weighted average interest rate	2.97%	2.53%
Variable rate:
Outstanding balance	20,000	70,000
Weighted average interest rate	4.59%	0.20%
(1)Excludes $3.7 million and $4.9 million of unamortized debt issuance costs at December 31, 2022 and 2021.

The following table presents contractual maturities by year of the FHLB advances as of December 31, 2022:

($ in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate	$—	$—	$291,000	$20,000	$400,000	$—	$711,000
Variable rate	20,000	—	—	—	—	—	20,000
Total	$20,000	$—	$291,000	$20,000	$400,000	$—	$731,000

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty.
At December 31, 2022, FHLB advances included $20.0 million in overnight borrowings, $611.0 million in term advances and $100.0 million in term advances with a put feature. The putable advances have a 5-year term but can be called quarterly until maturity at the option of the FHLB beginning December 6, 2023.
FHLB advances are collateralized by a blanket lien on all real estate loans. Our secured borrowing capacity with the FHLB totaled $1.99 billion based on qualifying loans with an aggregate unpaid principal balance of $2.96 billion as of that date. The Bank has additional borrowing capacity with the FHLB of $162.4 million based on investment securities pledged with a carrying value of $214.4 million. As of December 31, 2022, the available secured borrowings from FHLB totaled $1.06 billion.
In June 2020, we repaid early a $100.0 million FHLB term advance with an interest rate of 2.07% and incurred a $2.5 million debt extinguishment fee that is included in other noninterest expense in the consolidated statements of operations. Additionally, in June 2020 we refinanced $111.0 million of our term advances into lower market interest rates.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $22.6 million and $17.3 million at December 31, 2022 and 2021.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Weighted-average interest rate at end of year	3.02%	2.19%	2.15%
Average interest rate during the year	2.87%	2.82%	2.41%
Average balance	$528,590	$426,875	$749,195
Maximum amount outstanding at any month-end	$771,000	$641,000	$1,210,000
Balance at end of year(1)	$731,000	$481,000	$546,000
(1)Excludes $3.7 million, $4.9 million and $6.2 million of unamortized debt issuance costs at December 31, 2022, 2021 and 2020.
FRB Advances
At December 31, 2022 and 2021, the Bank had borrowing capacity with the FRBSF of $949.1 million and $455.4 million, including the secured borrowing capacity through the Federal Reserve Discount Window and BIC program. Borrowings under the BIC program are overnight advances with interest chargeable at the discount window (“primary credit”) borrowing rate. At December 31, 2022, the Bank had pledged certain qualifying loans with an unpaid principal balance of $1.31 billion and securities with a carrying value of $122.6 million as collateral for these secured lines of credit. At December 31, 2021, the Bank had pledged certain qualifying loans with an unpaid principal balance of $813.8 million and securities with a carrying value of $8.9 million as collateral for these secured lines of credit.
There were no borrowings from the Federal Reserve Discount Window and no borrowings under the BIC program for the years ended December 31, 2022 and 2021.
The Bank’s investment in capital stock of the Federal Reserve totaled $34.5 million and $27.3 million at December 31, 2022 and 2021.
Other Borrowings
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at December 31, 2022 and 2021. The Bank also has the ability to access unsecured overnight borrowings from various financial institutions through the AFX platform. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $445.0 million and $441.0 million at December 31, 2022 and 2021. Borrowings under the AFX totaled zero and $25.0 million at December 31, 2022 and 2021.
In December 2021, the holding company entered into a $50.0 million revolving line of credit, which was renewed in December 2022. The line of credit matures on December 18, 2023 and is subject to certain operational and financial covenants. We have the option to select paying interest using either (i) Prime Rate or (ii) SOFR + 1.85% and are subject to an unused commitment fee of 0.40% per annum. There were no borrowings outstanding under this line of credit at December 31, 2022 and 2021, and we were in compliance with all covenants.
The Bank also maintained repurchase agreements and had no outstanding securities sold under such agreements at December 31, 2022 and 2021. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
NOTE 12 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			December 31,
			2022		2021
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.250%	4/15/2025	$175,000	$(722)	$175,000	$(1,014)
Subordinated notes	4.375%	10/30/2030	85,000	(1,899)	85,000	(2,127)
PMB Statutory Trust III, junior subordinated debentures	LIBOR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	LIBOR + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(2,621)	$277,527	$(3,141)

Senior Notes
The Senior Notes are unsecured debt obligations and rank equally with our other present and future unsecured unsubordinated obligations. We make interest payments on the Senior Notes semi-annually in arrears.
We have the option to redeem the Senior Notes either in whole or in part on or after January 15, 2025 (i.e., 90 days prior to the maturity date). Notification of no less than 30 nor more than 60 days is required for redemption. The Senior Notes will be redeemable at a price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.
The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Senior Notes Base Indenture”), as supplemented by the Second Supplemental Indenture dated as of April 6, 2015 (the “Senior Notes Supplemental Indenture” and together with the “Senior Notes Base Indenture”, the “Senior Notes Indenture”). The Senior Notes Indenture contains several covenants which, among other things, restrict our ability and the ability of our subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default. We were in compliance with all covenants under the Senior Notes Indenture at December 31, 2022.
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
The Subordinated Notes were issued under the Subordinated Debt Securities Indenture, dated as of October 30, 2020 (the “Subordinated Notes Base Indenture”), as supplemented by the Supplemental Indenture relating to the Subordinated Notes, dated as of October 30, 2020 (the “Subordinated Notes Supplemental Indenture,” and together with the Subordinated Notes Base Indenture, the “Subordinated Notes Indenture”). The Subordinated Notes Indenture contains several covenants and customary events of default. We were in compliance with all covenants under the Subordinated Notes Indenture at December 31, 2022.
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
These Debentures require quarterly interest payments, which are used to make quarterly distributions required to be paid on the corresponding trust preferred securities. Subject to certain conditions, we have the right, at our discretion, to defer those interest payments, and the corresponding distributions on the trust preferred securities, for up to five years. Exercise of this deferral right does not constitute a default of our obligations to pay the interest on the Debentures or the corresponding distributions that are payable on the trust preferred securities. As of December 31, 2022, we were current on all interest payments. Any redemption of the securities will be subject to obtaining the prior approval of the FRB to the extent then required under the rules of the FRB.

NOTE 13 – INCOME TAXES
The following table presents the components of income tax expense of continuing operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Current income taxes:
Federal	$13,290	$7,966	$7,332
State	15,577	6,466	3,713
Total current income tax expense	28,867	14,432	11,045
Deferred income taxes:
Federal	17,992	4,950	(5,663)
State	1,086	894	(3,596)
Total deferred income tax expense (benefit)	19,078	5,844	(9,259)
Income tax expense	$47,945	$20,276	$1,786

The following table presents a reconciliation of the recorded income tax expense of continuing operations to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 21.0% to income from continuing operations before income taxes for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Computed expected income tax expense at Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Proportional amortization	2.2%	4.3%	24.1%
Income tax credits (investment tax credits and other)	(2.8)%	(5.5)%	(30.6)%
Other permanent book-tax differences	0.5%	0.9%	1.9%
State tax expense, net of federal benefit	7.8%	7.0%	0.6%
Bank owned life insurance policies	(0.4)%	(0.7)%	(3.6)%
Equity compensation (windfall) shortfall tax impact	(0.1)%	(2.2)%	2.2%
Reserve for uncertain tax positions	—%	—%	(0.9)%
Other, net	0.2%	(0.3)%	(2.3)%
Effective tax rates	28.4%	24.5%	12.4%
Our effective tax rate for the year ended December 31, 2022 was higher than the effective tax rate for the year ended December 31, 2021 due mainly to (i) higher pre-tax income and (ii) lower tax benefit from share-based awards of $2.3 million, primarily from 2021 including a $2.5 million tax benefit from share-based awards, including the exercise of all previously issued outstanding stock appreciation rights.
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

At December 31, 2022, we had available gross unused federal NOL carryforwards of $346 thousand that may be applied against future taxable income through 2031. At December 31, 2022, we had available gross unused state NOL carryforwards of $24.6 million that may be applied against future taxable income through 2036. Utilization of these NOL carryforwards are subject to annual limitations set forth in Section 382 of the U.S. Internal Revenue Code.
In addition, as of December 31, 2022 and 2021, we had income tax credit carryforwards of $2.5 million and $23.0 million. These tax credits, if unused, will expire in 2042.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
($ in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$27,207	$29,746
Stock-based compensation expense	1,427	1,181
Accrued expenses	3,180	6,198
Loan repurchase reserve	864	1,256
Federal net operating losses	73	172
State net operating losses	1,950	2,762
Federal income tax credits	2,452	23,045
Unrealized loss on securities available-for-sale	16,488	—
Deferred loan fees	1,580	1,692
Prior year state tax deduction	3,155	1,648
Lease liability	9,577	11,752
Other deferred tax assets	4,810	4,897
Total deferred tax assets	72,763	84,349
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	(3,172)
Investments in partnerships	(2,130)	(8,857)
Mortgage servicing rights	(165)	(130)
Amortization of intangible assets	(78)	(47)
Deferred loan costs	(5,100)	(4,577)
Depreciation on premises and equipment	(6,336)	(4,916)
Right of use asset	(8,322)	(10,240)
Other deferred tax liabilities	(114)	(1,636)
Total deferred tax liabilities	(22,245)	(33,575)
Valuation allowance	—	—
Net deferred tax assets	$50,518	$50,774
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income: (i) future reversal of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carryforwards, (iii) taxable income in prior carryback year(s), and (iv) future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets at December 31, 2022 and 2021.
We believe that our future reversing taxable temporary differences, our ability to utilize tax credits, and our projection of future taxable income should be considered significant positive evidence that the deferred tax assets for income tax credits will be realized in future periods prior to their expiration dates.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $816 thousand and $925 thousand at December 31, 2022 and 2021. We do not believe that the unrecognized tax benefits will change materially within the next twelve months. As of December 31, 2022, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $599 thousand.

At December 31, 2022 and 2021, we had no accrued interest or penalties, respectively. The table below summarizes the activity related to our unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Beginning balance	$925	$924	$977
Decrease related to prior year tax positions	(60)	(59)	(6)
Increase in current year tax positions	—	60	120
Decrease related to lapsing of statute of limitations	(49)	—	(167)
Ending balance	$816	$925	$924

In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified on the consolidated financial statements as income tax expense.
We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The statute of limitations for examination by U.S. federal taxing authorities has expired for tax years before 2019. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2018 (other state income and franchise tax statutes of limitations vary by state).
We account for low income housing tax credit investments under the proportional amortization method. The aggregate funding commitment in these investments totaled $73.0 million and the unfunded portion was $17.5 million as of December 31, 2022. The carrying value of these investments was $45.7 million and $39.0 million at December 31, 2022 and 2021. The proportional amortization of these investments amounted to $4.9 million, $4.2 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020. The tax deduction from these investments totaled $4.8 million, $3.7 million and $7.2 million in 2022, 2021 and 2020. The unused tax credit carryforwards for these investments totaled $2.3 million and $13.2 million as of December 31, 2022 and 2021. For additional information on qualified affordable housing investments, see Note 20 — Variable Interest Entities.

NOTE 14 – LOAN REPURCHASE RESERVE
The following table presents a summary of activity in the loan repurchase reserve for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Balance at beginning of year	$4,348	$5,515	$6,201
Subsequent change in the reserve	(1,004)	(948)	(686)
Utilization of reserve for loan repurchases	(355)	(219)	—
Balance at end of year	$2,989	$4,348	$5,515

We believe that our obligations for loan repurchases or loss reimbursements were adequately reserved for at December 31, 2022.

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
During the years ended December 31, 2022, 2021 and 2020, changes in fair value of interest rate swaps on loans and foreign exchange contracts were a net gain (loss) of $216 thousand, $295 thousand, and $(200) thousand, and were included in other income on the consolidated statements of operations.
The following table presents the notional amount and fair value of our derivative instruments included in the consolidated statements of financial condition as of the dates indicated. Note 3 — Fair Values of Financial Instruments contains further disclosures pertaining to the fair value of derivatives.

	December 31,
	2022		2021
($ in thousands)	Notional Amount	Fair Value (1)	Notional Amount	Fair Value (1)
Derivative assets:
Interest rate swaps on loans	$33,694	$2,134	$58,834	$3,390
Foreign exchange contracts	5,885	158	4,725	175
Total included in assets	$39,579	$2,292	$63,559	$3,565
Derivative liabilities:
Interest rate swaps on loans	$33,694	$2,107	$58,834	$3,594
Foreign exchange contracts	5,885	144	4,725	146
Total included in liabilities	$39,579	$2,251	$63,559	$3,740
(1)The fair value of interest rate swaps on loans and foreign exchange contracts are included in 'other assets' and 'accrued expenses and other liabilities', respectively, in the accompanying consolidated statements of financial condition.
We have entered into agreements with counterparty financial institutions, which include master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. We elect, however, to account for all derivatives with counterparty institutions on a gross basis.
NOTE 16 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of December 31, 2022, 2,131,185 shares were available for future awards under the 2018 Omnibus Plan.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the related tax benefits for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Restricted stock awards and units	6,197	5,295	5,777
Stock options	—	—	4
Total stock-based compensation expense	$6,197	$5,295	$5,781
Related tax benefits	$1,790	$1,530	$1,703

Total stock-based compensation expense represents the cost of service-based restricted stock units, performance-based restricted stock awards and awards with market conditions. At December 31, 2022, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units totaled $11.9 million and will be recognized over a weighted average remaining period of 2.7 years.

Restricted Stock Awards and Restricted Stock Units
We have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are measured based on grant-date fair value, which generally reflect the closing price of our stock on the date of grant. For awards containing market conditions, we engage a third party to perform a valuation analysis using a Monte Carlo simulation model to determine grant-date fair value. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance and/or market conditions. Such targets include conditions relating to our profitability, our total shareholder return (TSR), stock price and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation Committee of our Board of Directors upon the Committee's certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled.

The following table presents unvested restricted stock awards and restricted stock units activity for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share	Number of Shares	Weighted-Average Price per Share
Outstanding at beginning of year	649,010	$17.17	848,302	$14.42	923,482	$15.74
Granted (1)	1,073,888	$13.67	297,592	$19.88	358,593	$13.85
Vested (2)	(276,863)	$16.24	(388,387)	$14.01	(331,998)	$15.83
Forfeited (3)	(42,790)	$17.86	(108,497)	$14.40	(101,775)	$15.43
Outstanding at end of year	1,403,245	$14.68	649,010	$17.17	848,302	$14.42
(1)     There were 782,451, 66,472 and 78,771 performance stock units included in shares granted for the years ended December 31, 2022, 2021 and 2020.
(2)    There were 42,440, 77,327 and 18,473 performance stock units included in vested shares for the years ended December 31, 2022, 2021 and 2020.
(3)    There were 9,428, 48,803 and 24,242 performance stock units included in forfeited shares for the years ended December 31, 2022, 2021 and 2020.

Performance stock units granted in the year ended December 31, 2022 included 713,326 shares which will be issued upon achievement of both (a) our common stock achieving a twenty-day volume-weighted average price of $35 per share within four years from the date of grant, and (b) the grantees' continued service through the fourth anniversary of the grants. Compensation expense to be recognized over the expected life of this grant totaled $6.0 million, of which $5.2 million was unrecognized as of December 31, 2022.
Stock Options
We have issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price. There were no stock options granted during the years ended December 31, 2022, 2021 and 2020.

The following tables represents stock option activity for periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Fair value of options vested	$—	$—	$8
Total intrinsic value of options exercised	$—	$191	$29
Cash received from options exercised	$—	$300	$—

The following table represents vested stock option activity and weighted-average exercise price per share at and for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	14,904	$13.05	55,069	$13.96	62,521	$13.85
Exercised	—	$—	(40,165)	$14.30	(7,452)	$13.05
Forfeited	—	$—	—	$—	—	$—
Outstanding at end of year	14,904	$13.05	14,904	$13.05	55,069	$13.96
Exercisable at end of year	14,904	$13.05	14,904	$13.05	55,069	$13.96
The following table represents changes in unvested stock options and related information at and for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	—	$—	—	$—	2,248	$13.75
Vested	—	$—	—	$—	(2,248)	$13.75
Outstanding at end of year	—	$—	—	$—	—	$—
The following table presents a summary of stock options outstanding as of December 31, 2022:

	Options Outstanding and Exercisable
($ in thousands)	Number of Shares	Intrinsic Value	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
$10.90 to $12.33	3,672	18	$10.90	1.5 years
$12.34 to $13.75	11,232	24	$13.75	2.5 years
Total	14,904	$43	$13.05	2.3 years

Stock Appreciation Rights
On August 21, 2012, we granted to the then, and now former, chief executive officer, ten-year stock appreciation rights (“SARs”), which were fully exercised during the first quarter of 2021 resulting in the issuance of 305,772 shares of voting common stock. In connection with the exercise of the SARs, we recognized a tax benefit of $2.1 million (refer to Note 13 - Income Taxes). There are no outstanding SARs at December 31, 2022 and 2021. The following table represents SARs activity and the weighted average exercise price per share as of and for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding at beginning of year	—	$—	1,559,012	$11.60	1,559,012	$11.60
Exercised	—	$—	(1,559,012)	$11.60	—	$—
Outstanding at end of year	—	$—	—	$—	1,559,012	$11.60
Exercisable at end of year	—	$—	—	$—	1,559,012	$11.60

NOTE 17 – EMPLOYEE BENEFIT PLANS
We have a 401(k) plan (the 401(k) Plan) whereby all employees may participate. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. We make an enhanced safe-harbor matching contribution equal to 100% of the first 4% of the employee’s deferral rate not to exceed 4% of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.
For the years ended December 31, 2022, 2021 and 2020, expense attributable to our 401(k) plan amounted to $2.8 million, $2.3 million and $2.1 million.

NOTE 18 – STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of our shares of preferred stock have a $1,000 per share liquidation preference, and there were no preferred shares outstanding at December 31, 2022. The following table presents our outstanding preferred stock as of the dates indicated:

	December 31,
	2022			2021
($ in thousands)	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
Series E 7.00% non-cumulative perpetual	—	—	—	98,702	98,702	94,956
Total	—	$—	$—	98,702	$98,702	$94,956

During recent years, we repurchased and redeemed Series D and Series E Depositary Shares, each representing a 1/40th interest in a share of Series D and Series E Preferred Stock. When the consideration paid to repurchase or redeem depositary shares exceeds such depositary shares' carrying value, the difference reduces net income allocated to common stockholders. When the consideration paid to repurchase depositary shares is less than such depositary shares' carrying value, the difference increases net income allocated to common stockholders. Redemptions of depositary shares are typically at par value. The following table summarizes repurchases and redemptions of these depositary shares during the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Series D Preferred Stock:
Depositary shares repurchased or redeemed	—	3,730,767	134,410
Preferred Stock retired (shares)	—	93,269	3,360

Consideration paid	$—	$93,269	$2,698
Carrying value	—	89,922	3,240
Impact of preferred stock redemption - Series D Preferred Stock (1)	$—	$3,347	$(541)

Series E Preferred Stock:
Depositary shares repurchased or redeemed	3,948,080	—	70,967
Preferred Stock retired (shares)	98,702	—	1,774

Consideration paid	$98,703	$—	$1,680
Carrying value	94,956	—	1,707
Impact of preferred stock redemption - Series E Preferred Stock (1)	$3,747	$—	$(27)
Total impact of preferred stock redemption (1)	$3,747	$3,347	$(568)
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
Series E Preferred Stock
During the first quarter of 2022, we redeemed all of our outstanding Series E Depositary Shares, resulting in an impact of preferred stock redemption of $3.7 million in the accompanying consolidated statements of operations.
Common Share Repurchase Program
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
During the year ended December 31, 2022, we completed the authorized common stock repurchase program, with repurchases of 4,212,882 shares at a weighted average price of $17.80, or $74,995,368. The repurchased shares represent approximately 7% of the shares outstanding at the time this program was authorized.
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

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Unrealized (loss) gain on securities available-for -sale
Balance at beginning of period	$7,743	$7,746	$(11,900)
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	(76,556)	(7)	29,867
Reclassification adjustment from other comprehensive income	7,692	—	(2,011)
Total unrealized (loss) gain on securities available-for-sale	(68,864)	(7)	27,856
Amortization of unrealized loss of available-for-sale securities transferred to held-to-maturity	860	—	—
Tax effect of current period changes	19,664	4	(8,210)
Total changes, net of taxes	(48,340)	(3)	19,646
Balance at end of period	$(40,597)	$7,743	$7,746
NOTE 19 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending on the regulatory capital levels, banks are subject to limitations such as requiring regulatory approval to accept brokered deposits if an institution is only adequately capitalized or limiting capital distributions or asset growth and expansion and requiring a capital restoration plan if an institution is undercapitalized. At December 31, 2022, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed our classification.
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

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Banc of California, Inc.
Total risk-based capital	$1,069,180	14.21%	$601,941	8.00%	N/A	N/A
Tier 1 risk-based capital	887,717	11.80%	451,456	6.00%	N/A	N/A
Common equity tier 1 capital	887,717	11.80%	338,592	4.50%	N/A	N/A
Tier 1 leverage	887,717	9.70%	365,892	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,201,884	16.02%	$600,116	8.00%	$750,145	10.00%
Tier 1 risk-based capital	1,121,049	14.94%	450,087	6.00%	600,116	8.00%
Common equity tier 1 capital	1,121,049	14.94%	337,565	4.50%	487,594	6.50%
Tier 1 leverage	1,121,049	12.25%	365,989	4.00%	457,486	5.00%
December 31, 2021
Banc of California, Inc.
Total risk-based capital	$1,140,480	14.98%	$609,062	8.00%	N/A	N/A
Tier 1 risk-based capital	955,747	12.55%	456,796	6.00%	N/A	N/A
Common equity tier 1 capital	860,841	11.31%	342,597	4.50%	N/A	N/A
Tier 1 leverage	955,747	10.37%	368,610	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital	$1,195,050	15.71%	$608,740	8.00%	$760,925	10.00%
Tier 1 risk-based capital	1,110,767	14.60%	456,555	6.00%	608,740	8.00%
Common equity tier 1 capital	1,110,767	14.60%	342,416	4.50%	494,601	6.50%
Tier 1 leverage	1,110,767	12.06%	368,306	4.00%	460,382	5.00%

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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend paid to us by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described below, any near term dividend by the Bank will require OCC approval. During the year ended December 31, 2022, the Bank paid $126.0 million in dividends to Banc of California, Inc.
During the years ended December 31, 2022, 2021 and 2020, we declared and paid dividends on our common stock of $0.24 per share, representing a quarterly dividend of $0.06 per share. During the years ended December 31, 2022, 2021 and 2020, we paid common stock dividends of $14.5 million, $12.8 million and $11.8 million. In addition to our common stock dividends, during the years ended December 31, 2022, 2021 and 2020, we paid preferred stock dividends of $1.7 million, $8.3 million and $13.9 million.

NOTE 20 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships, qualified affordable housing partnerships and other CRA investments and have a variable interest in a multifamily securitization trust. We evaluate our interests in these entities to determine whether they meet the definition of a VIE and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We have determined that our interests in these entities meet the definition of variable interests; however none of the VIE's meet the criteria for consolidation.
Unconsolidated VIEs
Alternative Energy Partnerships
We invested in certain alternative energy partnerships (limited liability companies) formed to provide sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits (energy tax credits). These entities were formed to invest in newly established residential and commercial solar leases and power purchase agreements. As a result of our investments, we have the right to certain investment tax credits and tax depreciation benefits (recognized on the flow-through income statement method in accordance with ASC Topic 740), and to a lesser extent, cash flows generated from the installed solar systems leased to individual consumers for a fixed period of time. While our interest in the alternative energy partnerships meets the definition of a VIE in accordance with ASC Topic 810, we have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the entities including operational and credit risk management activities. As we are not the primary beneficiary, we did not consolidate the entities.
We use the HLBV method to account for our investments in alternative energy partnerships as an equity investment. Under the HLBV method, an equity method investor determines its share of an investee's net earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $21.4 million and $25.9 million at December 31, 2022 and 2021.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Fundings	$—	$—	$3,631
Return of capital	2,165	2,293	2,094
(Loss) gain on investments in alternative energy partnerships	(2,313)	204	365
Tax (benefit) expense recognized from HLBV application	(668)	59	45
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	December 31, 2022	December 31, 2021
Cash	$4,110	$4,227
Equipment, net of depreciation	237,641	246,421
Other assets	9,838	9,098
Total unconsolidated assets	$251,589	$259,746
Total unconsolidated liabilities	$11,679	$12,129
Maximum loss exposure	$21,410	$25,888

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $21.4 million, which is our recorded investment amount at December 31, 2022.
We believe that the loss exposure on our investments is reduced considering our return on investment is provided by the cash flows of the underlying client leases and power purchase agreements, and also through significant tax benefits, including the federal tax credit carryover that resulted from the investments. In addition, our exposure is further limited as the arrangements include a transition manager to support any transition of the solar company sponsor, whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.).
Qualified Affordable Housing Partnerships - Low Income Housing Tax Credits
We invest in limited partnerships that operate qualified affordable housing projects that qualify for low income housing tax credits. The returns on these investments are generated primarily through allocated federal tax credits and other tax benefits. In addition, LIHTC investments contribute to our compliance with the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. As a result, we do not consolidate these partnerships.
The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	December 31, 2022	December 31, 2021
Ending balance(1)	$45,726	$38,982
Aggregate funding commitment	72,967	61,278
Total amount funded	55,487	51,014
Unfunded commitment	17,480	10,264
Maximum loss exposure	45,726	38,982
(1)Included in other assets in the accompanying consolidated statements of financial condition.
The following table presents information regarding activity in our LIHTC investments for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Fundings	$4,473	$8,023	$16,086
Proportional amortization recognized	4,945	4,227	5,253
Income tax credits recognized	5,081	4,604	4,300

Other CRA Investments
We invest in other CRA investments that are accounted for using the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value. Other CRA investments totaled $85.0 million and $77.6 million at December 31, 2022 and 2021.
CRA investments that are accounted for under the equity method investments consist primarily of investments in small business investment companies (SBICs) and limited partnerships which provide affordable housing where ownership percentage exceeds 3%. Under the equity method of accounting, we record our proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of noninterest income. Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. These investments consist primarily of investments in limited partnerships which provide affordable housing where our partnership percentage is less than 3% and other qualifying investments such as CDFI stock.
Multifamily Securitization
During the third quarter of 2019, we transferred $573.5 million of multifamily loans, through a two-step process, to a third-party depositor which placed the multifamily loans into a third-party trust (a VIE) that issued structured pass-through certificates to investors. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC Topic 860. We determined that we are not the primary beneficiary of this VIE as we do not have the power to direct the activities that will have the most significant economic impact on the entity, therefore we do not consolidate the securitization trust. Our continuing involvement in this securitization is limited to customary obligations associated with the securitization of loans, including the obligation to cure, repurchase, or substitute loans in the event of a material breach in representations. Additionally, we have the obligation to guarantee credit losses up to 12% of the aggregate unpaid principal balances at cut-off date of the securitization. This obligation is supported by a $68.8 million letter of credit between Freddie Mac and the FHLB.
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At December 31, 2022, remaining unpaid principal balance on the securitization totaled $114.9 million and we have a $2.0 million repurchase reserve related to this VIE.
Capital Trusts - Trust Preferred Securities
In connection with the PMB Acquisition, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 12 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At December 31, 2022 and 2021, our investment in these grantor trusts, which is included in other assets in the consolidated statements of financial condition, totaled $527 thousand.
NOTE 21 – EARNINGS (LOSS) PER COMMON SHARE
The following table presents computations of basic and diluted EPS for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
($ in thousands, except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Income from continuing operations	$119,990	$949	$61,785	$561	$12,454	$120
Less: income allocated to participating securities	—	—	(113)	(1)	—	—
Less: participating securities dividends	—	—	—	—	(372)	(4)
Less: preferred stock dividends	(1,409)	(11)	(8,247)	(75)	(13,737)	(132)
Less: impact of preferred stock redemption	(3,718)	(29)	(3,317)	(30)	563	5
Net income (loss) allocated to common stockholders	$114,863	$909	$50,108	$455	$(1,092)	$(11)

Weighted-average common shares outstanding - basic	60,324,761	477,321	52,573,659	477,321	49,704,775	477,321
Add: Dilutive effects of restricted stock units	368,952	—	246,556	—	—	—
Add: Dilutive effects of stock options	4,074	—	5,390	—	—	—
Weighted-average common shares outstanding - diluted	60,697,787	477,321	52,825,605	477,321	49,704,775	477,321
Earnings (loss) per common share:
Basic	$1.90	$1.90	$0.95	$0.95	$(0.02)	$(0.02)
Diluted	$1.89	$1.90	$0.95	$0.95	$(0.02)	$(0.02)

For the years ended December 31, 2022, 2021, and 2020, there were 10,897, 73,199, and 918,188 restricted stock units that were not considered in computing diluted earnings (loss) per common share, because they were anti-dilutive. There were no anti-dilutive stock options for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, there were 55,252 stock options that were not considered in computing diluted earnings (loss) per common share, because they were anti-dilutive.

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	December 31,
	2022		2021
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$50,193	$180,696	$37,107	$136,921
Unused lines of credit	8,392	1,505,122	6,894	1,699,933
Letters of credit	2,461	7,016	2,553	5,617

Other Commitments
At December 31, 2022, we had unfunded commitments of $17.5 million, $8.6 million, and $5.8 million for LIHTC investments, SBIC investments, and other qualified affordable housing investments, respectively. At December 31, 2021, we had unfunded commitments of $10.3 million, $7.1 million and $5.0 million for LIHTC investments, SBIC investments, and other qualified affordable housing investments, respectively.

NOTE 23 - REVENUE RECOGNITION
The following presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Noninterest income
In scope of Topic 606
Deposit service fees	$6,033	$3,728	$2,264
Debit card fees	1,910	1,760	1,325
Other	1,115	476	220
Noninterest income (in-scope of Topic 606)	9,058	5,964	3,809
Noninterest income (out-of-scope of Topic 606)	8,292	13,412	15,061
Total noninterest income	$17,350	$19,376	$18,870
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

Other
Other noninterest income in scope of ASC 606 primarily consists of other recurring revenue streams including merchant referral commissions and merchant processing revenue net of interchange and other direct expenses.
Gains and Losses on Sales of OREO
Net gains (losses) on sales of OREO totaling zero, $410 thousand and $(38) thousand for the years ended December 31, 2022, 2021 and 2020 are included in other noninterest expense. Our performance obligation for sale of OREO is the transfer of title and ownership rights of the OREO to the buyer, which occurs at the settlement date when the sale proceeds are received and income is recognized.
We do not typically enter into long-term revenue contracts with clients. As of December 31, 2022 and 2021, we did not have any significant contract balances. As of December 31, 2022 and 2021, we did not capitalize any revenue contract acquisition costs.
NOTE 24 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2022 and 2021, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2022, 2021, and 2020 are presented below:
Condensed Statements of Financial Condition

	December 31,
($ in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$25,897	$98,851
Other assets	22,813	29,688
Investment in subsidiaries	1,191,951	1,220,368
Total assets	$1,240,661	$1,348,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt, net	$274,906	$274,386
Accrued expenses and other liabilities	6,137	9,231
Stockholders’ equity	959,618	1,065,290
Total liabilities and stockholders’ equity	$1,240,661	$1,348,907
Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Income
Dividends from subsidiaries	$126,000	$78,000	$37,000
Legal settlement income	—	—	2,013
Other operating income	167	212	211
Total income	126,167	78,212	39,224
Expenses
Interest expense for notes payable and other borrowings	14,600	13,498	10,141
Other operating expense	4,130	2,621	5,794
Total expenses	18,730	16,119	15,935
Income before income taxes and undistributed earnings of subsidiaries	107,437	62,093	23,289
Income tax benefit	(6,049)	(7,385)	(5,812)
Income before undistributed earnings of subsidiaries	113,486	69,478	29,101
Undistributed (dividends in excess of) earnings of subsidiaries	7,453	(7,132)	(16,527)
Net income	$120,939	$62,346	$12,574

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$120,939	$62,346	$12,574
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (dividends in excess of) earnings of subsidiaries	(7,453)	7,132	16,527
Stock-based compensation expense	765	776	3,269
Amortization of debt issuance cost	520	493	324
Deferred income tax expense (benefit)	(467)	2,770	(417)
Net change in other assets and liabilities	4,654	(4,171)	(7,377)
Net cash provided by operating activities	118,958	69,346	24,900
Cash flows from investing activities:
Purchase of investments	(1,000)	(1,000)	—
Principal from notes receivable	875	—	—
Net cash acquired in business combination	—	8,815	—
Net cash (used in) provided by investing activities	(125)	7,815	—
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	—	82,570
Redemption of preferred stock	(98,703)	(93,269)	(4,379)
Purchase of treasury stock	(75,080)	—	(12,041)
Proceeds from exercise of stock options	—	300	—
Restricted stock surrendered due to employee tax liability	(1,787)	(2,182)	(923)
Dividend equivalents paid on stock appreciation rights	—	—	(376)
Dividends paid on common stock	(14,490)	(12,843)	(11,847)
Dividends paid on preferred stock	(1,727)	(8,322)	(13,869)
Net cash (used in) provided by financing activities	(191,787)	(116,316)	39,135
Net change in cash and cash equivalents	(72,954)	(39,155)	64,035
Cash and cash equivalents at beginning of year	98,851	138,006	73,971
Cash and cash equivalents at end of year	$25,897	$98,851	$138,006

NOTE 25 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2022, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
Deposits from related parties and their affiliates amounted to $21.6 million and $17.5 million at December 31, 2022 and 2021.
Transactions with Related Parties
The Company and the Bank have engaged in transactions described below with the Company’s current or former directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company’s voting common stock and certain persons related to them.
As previously disclosed, the Company’s Board of Directors has authorized and directed the Company to provide indemnification, advancement, and/or reimbursement for the costs of separate, independent counsel retained by any then-current officer or director, in their individual capacity, with respect to matters related to (i) an investigation by the Special Committee of the Company’s Board of Directors in late 2016, (ii) a formal order of investigation issued by the SEC on January

4, 2017 (since resolved), and (iii) any civil or administrative proceedings against the Company as well as officers and directors currently or previously associated with the Company (collectively, the "Indemnified Matters").
Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in the aggregate amount of $397 thousand, $495 thousand and $1.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
NOTE 27 – SUBSEQUENT EVENTS
On February 13, 2023, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share on our outstanding common stock. The dividend will be payable on April 3, 2023 to stockholders of record as of March 15, 2023. We also announced that our Board of Directors had authorized the repurchase of up to $35 million of our common stock. The repurchase authorization will expire in February 2024.
We evaluated subsequent events through the date of issuance of the financial data included herein. Other than the event discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of December 31, 2022 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria established in our Internal Control-Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP (EY), an independent registered public accounting firm, as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Banc of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Banc of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Audit Committee and Audit Committee Financial Experts. Information concerning the audit committee of our Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the end of our fiscal year.
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
Compliance Section 16(a) Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Nomination Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Compensation, Nominating and Corporate Governance Committee” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(1)
Equity compensation plans approved by security holders	14,904	$13.05	2,131,185
Equity compensation plans not approved by security holders	—	$—	—
(1)    The 2018 Omnibus Plan, which is the only equity compensation plan approved by our stockholders under which awards could be made as of December 31, 2022, provides that the maximum number of shares that are available for awards is 4,417,882.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
Information concerning our principal accountant's fees and services is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the end of our fiscal year.

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

4.3	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

4.4
Indenture, dated as of October 30, 2020, by and between the Registrant and U.S. Bank National Association, as trustee, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2020 and incorporated herein by reference.

4.5
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

101.0
The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

BANC OF CALIFORNIA, INC.

Date: February 27, 2023	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer
(Duly Authorized Representative)

POWER OF ATTORNEY
We, the undersigned officers and directors of BANC OF CALIFORNIA, INC., hereby severally and individually constitute and appoint Jared Wolff, Lynn Hopkins, and Raymond Rindone, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2023	/s/ Jared Wolff
Jared Wolff
President/Chief Executive Officer/Director (Principal Executive Officer)

Date: February 27, 2023	/s/ Lynn M. Hopkins
Lynn M. Hopkins
Executive Vice President/Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2023	/s/ Raymond J. Rindone
Raymond J. Rindone
Executive Vice President/Chief Accounting Officer/Deputy Chief Financial Officer (Principal Accounting Officer)

Date: February 27, 2023	/s/ Robert D. Sznewajs
Robert D. Sznewajs, Chairman of the Board of Directors

Date: February 27, 2023	/s/ James A. "Conan" Barker
James A. "Conan" Barker, Director

Date: February 27, 2023	/s/ Mary A. Curran
Mary A. Curran, Director

Date: February 27, 2023	/s/ Shannon F. Eusey
Shannon F. Eusey, Director

Date: February 27, 2023	/s/ Bonnie G. Hill
Bonnie G. Hill, Director

Date: February 27, 2023	/s/ Denis P. Kalscheur
Denis P. Kalscheur, Director

Date: February 27, 2023	/s/ Richard J. Lashley
Richard J. Lashley, Director

Date: February 27, 2023	/s/ Vania E. Schlogel
Vania E. Schlogel, Director

Date: February 27, 2023	/s/ Jonah F. Schnel
Jonah F. Schnel, Director

Date: February 27, 2023	/s/ Andrew Thau
Andrew Thau, Director