Form 10-Q
period 2023-03-31
BANC OF CALIFORNIA, INC.
filed 2023-05-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 4, 2023, the registrant had outstanding 57,594,900 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2023

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
i.changes in general economic conditions, either nationally or in our market areas, including the impact of supply chain disruptions, and the risk of recession or an economic downturn;
ii.changes in the interest rate environment, including the recent and anticipated increases in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
iii.the impacts of continuing inflation;
iv.the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and nonperforming assets, and may result in our allowance for credit losses not being adequate;
v.fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
vi.the quality and composition of our securities portfolio;
vii.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities particularly in a rising or high interest rate environment;
viii.the rapid withdrawal of a significant amount of demand deposits over a short period of time;
ix.the costs and effects of litigation;
x.risks related to the Company’s acquisitions, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; and our inability to achieve expected revenues, cost savings, synergies, and other benefits; and in the case of our recent acquisition of Deepstack Technologies, LLC (Deepstack), reputational risk, regulatory risk and potential adverse reactions of the Company's or Deepstack's customers, suppliers, vendors, employees or other business partners;
xi.results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, restrict our ability to invest in certain assets, refrain from issuing an approval or non-objection to certain capital or other actions, increase our allowance for credit losses, result in write-downs of asset values, restrict our ability or that of our bank subsidiary to pay dividends, or impose fines, penalties or sanctions;
xii.legislative or regulatory changes that adversely affect our business, including changes in tax laws and policies, accounting policies and practices, privacy laws, and regulatory capital or other rules;
xiii.the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;
xiv.errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;
xv.failures or security breaches with respect to the network, applications, vendors and computer systems on which we depend, including due to cybersecurity threats
xvi.our ability to attract and retain key members of our senior management team;
xvii.the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
xviii.the impact of bank failures or other adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
xix.the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; and
xx.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$36,982	$47,434
Interest-earning deposits in financial institutions	973,969	181,462
Total cash and cash equivalents	1,010,951	228,896
Securities held-to-maturity, at amortized cost (fair value of $272,915 and $262,460 at March 31, 2023 and December 31, 2022)	328,520	328,641
Securities available-for-sale, at fair value	958,427	868,297
Loans receivable	7,054,380	7,115,038
Allowance for loan losses	(84,560)	(85,960)
Loans receivable, net	6,969,820	7,029,078
Federal Home Loan Bank and other bank stock, at cost	70,334	57,092
Premises and equipment, net	108,087	107,345
Bank owned life insurance	128,022	127,122
Deferred income taxes, net	54,450	50,518
Goodwill	114,312	114,312
Other intangibles	7,065	7,526
Other assets	288,913	278,189
Total assets	$10,038,901	$9,197,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,506,616	$2,809,328
Interest-bearing deposits	4,445,358	4,311,593
Total deposits	6,951,974	7,120,921
Federal Home Loan Bank (FHLB) advances, net and Federal Reserve Bank (FRB) borrowings	1,732,670	727,348
Long-term debt, net	274,995	274,906
Accrued expenses and other liabilities	120,355	114,223
Total liabilities	9,079,994	8,237,398
Commitments and contingent liabilities
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 65,272,095 shares issued and 58,237,303 shares outstanding at March 31, 2023; 65,168,380 shares issued and 58,544,534 shares outstanding at December 31, 2022	653	651
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at March 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	866,306	866,478
Retained earnings	263,524	248,988
Treasury stock, at cost (7,034,792 and 6,623,846 shares at March 31, 2023 and December 31, 2022)	(121,092)	(115,907)
Accumulated other comprehensive loss, net	(50,489)	(40,597)
Total stockholders’ equity	958,907	959,618
Total liabilities and stockholders’ equity	$10,038,901	$9,197,016
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Interest and dividend income
Loans, including fees	$87,418	$88,717	$76,234
Securities	14,909	12,905	7,309
Other interest-earning assets	4,592	2,490	726
Total interest and dividend income	106,919	104,112	84,269
Interest expense
Deposits	20,527	14,278	1,388
FHLB advances and FRB borrowings	9,648	5,528	2,953
Other interest-bearing liabilities	3,691	4,089	3,487
Total interest expense	33,866	23,895	7,828
Net interest income	73,053	80,217	76,441
Provision for (reversal of) credit losses	2,000	—	(31,542)
Net interest income after provision for (reversal of) credit losses	71,053	80,217	107,983
Noninterest income
Customer service fees	1,979	2,066	2,434
Loan servicing income	547	561	212
Income from bank owned life insurance	900	923	796
Net (loss) gain on sale of securities available-for-sale	—	(7,708)	16
All other income	4,433	2,731	2,452
Total noninterest income	7,859	(1,427)	5,910
Noninterest expense
Salaries and employee benefits	29,656	27,812	28,987
Occupancy and equipment	5,526	5,740	5,637
Professional fees	4,072	3,193	2,839
Data processing	1,563	1,744	1,828
Regulatory assessments	1,202	905	775
Software and technology	3,274	3,197	2,700
Loss on investments in alternative energy partnerships	1,618	608	158
Reversal of loan repurchase reserves	(11)	(17)	(471)
Amortization of other intangibles	461	555	441
Other expense	3,878	4,466	3,702
Total noninterest expense	51,239	48,203	46,596
Income before income taxes	27,673	30,587	67,297
Income tax expense	7,395	9,068	18,785
Net income	20,278	21,519	48,512
Preferred stock dividends	—	—	1,420
Impact of preferred stock redemption	—	—	3,747
Net income available to common stockholders	$20,278	$21,519	$43,345
Earnings per common share:
Basic	$0.34	$0.36	$0.69
Diluted	$0.34	$0.36	$0.69
Earnings per class B common share:
Basic	$0.34	$0.36	$0.69
Diluted	$0.34	$0.36	$0.69
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Net income	$20,278	$21,519	$48,512
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain arising during the period	(3,926)	1,484	(26,913)
Reclassification adjustment for loss (gain) included in net income	—	5,315	(11)
Total change in unrealized (loss) gain on available-for-sale securities	(3,926)	6,799	(26,924)
Unrealized loss on cash flow hedge:
Unrealized loss arising during the period	(6,146)	—	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	180	183	9
Total other comprehensive (loss) income	(9,892)	6,982	(26,915)
Comprehensive income	$10,386	$28,501	$21,597

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Three Months Ended March 31, 2023
Balance at December 31, 2022	$—	$651	$5	$866,478	$248,988	$(115,907)	$(40,597)	$959,618
Comprehensive income:
Net income	—	—	—	—	20,278	—	—	20,278
Other comprehensive loss, net	—	—	—	—	—	—	(9,892)	(9,892)
Issuance of common stock	—	3	—	(3)	—	—	—	—
Purchase of 410,946 shares of treasury stock	—	—	—	—	—	(5,185)	—	(5,185)
Share-based compensation expense	—	—	—	1,455	—	—	—	1,455
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,624)	—	—	—	(1,625)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(96)	—	—	(96)
Dividends declared ($0.10 per common share)	—	—	—	—	(5,646)	—	—	(5,646)
Balance at March 31, 2023	$—	$653	$5	$866,306	$263,524	$(121,092)	$(50,489)	$958,907

Three Months Ended March 31, 2022
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290
Comprehensive income:
Net income	—	—	—	—	48,512	—	—	48,512
Other comprehensive loss, net	—	—	—	—	—	—	(26,915)	(26,915)
Redemption of preferred stock	(94,956)	—	—	—	(3,747)	—	—	(98,703)
Repurchase of 215,550 shares of common stock		—	—	—	—	(4,298)	—	(4,298)
Share-based compensation expense	—	—	—	1,285	—	—	—	1,285
Restricted stock surrendered due to employee tax liability	—	—	—	(960)	—	—	—	(960)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(30)	—	—	(30)
Dividends declared ($0.06 per common share)	—	—	—	—	(3,752)	—	—	(3,752)
Preferred stock dividends	—	—	—	—	(1,420)	—	—	(1,420)
Balance at March 31, 2022	$—	$646	$5	$855,198	$187,457	$(45,125)	$(19,172)	$979,009

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$20,278	$48,512
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (reversal of) credit losses	2,000	(31,542)
Reversal of loan repurchase reserves	(11)	(471)
Depreciation on premises and equipment	3,611	3,982
Amortization of other intangibles	461	441
Amortization of debt issuance costs	411	397
Net amortization of premium on securities	46	328
Net (accretion) amortization of deferred loan costs (fees) and purchased premiums (discounts)	(324)	416
Deferred income tax (benefit) expense	(727)	3,198
Bank owned life insurance income	(900)	(796)
Share-based compensation expense	1,455	1,285
Income from interest rate swaps	23	(102)
Loss on investments in alternative energy partnerships and affordable housing investments	3,129	1,704
Net gain on sale of securities available-for-sale	—	(16)
Gain on sale-leaseback of branch	—	(771)
Repurchase of mortgage loans	(416)	—
Proceeds from sales of and principal collected on loans held-for-sale	323	—
Change in accrued interest receivable and other assets	(14,988)	(13,566)
Change in accrued interest payable and other liabilities	(3,298)	(7,734)
Net cash provided by operating activities	11,073	5,265

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	17,646
Purchases of securities available-for-sale	(101,740)	(5,000)
Proceeds from principal repayments of securities held-to-maturity and available-for-sale	6,415	8,074
Loan originations and principal collections, net	118,502	195,846
Purchases of loans	(61,420)	(364,371)
Redemption of FHLB stock	6,137	—
Purchases of FHLB and other bank stock	(19,379)	(6,824)
Purchases of premises and equipment	(2,630)	(529)
Proceeds from sale-leaseback of branch	—	2,400
Funding of equity investments	(689)	(2,789)
Decrease in investments in alternative energy partnerships	365	574
Net cash used in investing activities	(54,439)	(154,973)

Cash flows from financing activities:
Net (decrease) increase in deposits	(168,911)	40,266
Net increase in short-term FHLB advances and FRB borrowings	905,000	80,000
Proceeds from FHLB long-term advances and FRB borrowings	100,000	—
Net increase in other borrowings	—	165,000
Redemption of preferred stock	—	(98,703)
Purchase of treasury stock	(3,398)	(4,298)
Purchase of stock surrendered to pay tax liability	(1,624)	(960)
Dividends paid on preferred stock	—	(1,727)
Dividends paid on common stock	(5,646)	(3,752)
Net cash provided by financing activities	825,421	175,826
Net change in cash and cash equivalents	782,055	26,118
Cash and cash equivalents at beginning of period	228,896	228,123
Cash and cash equivalents at end of period	$1,010,951	$254,241

Supplemental cash flow information
Interest paid on deposits and borrowed funds	26,013	4,291

Supplemental disclosure of non-cash activities
Reclassification of securities available-for-sale to held-to-maturity	—	329,416
Operating lease right-of-use assets received in exchange for lease liabilities	647	786
Commitments to fund low income housing tax credit investments	—	2,000
Goodwill adjustments for purchase accounting	—	826
Receivable on unsettled securities sales	—	28,500

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2023

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 28 full-service branches located throughout Southern California as of March 31, 2023.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to Article 10 of SEC Regulation S-X and other SEC rules and regulations for reporting on the Quarterly Report on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (“GAAP”) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed by us with the SEC. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications are immaterial and have no effect on net income, comprehensive income (loss), total assets or total shareholders’ equity previously reported.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, except for those described below.
Derivative Instruments - Cash Flow Hedge: The Company applies hedge accounting for certain derivative instruments used to manage interest rate risk. A cash flow hedge is a derivative instrument used to manage the variability in future expected cash flows that would otherwise be impacted by movements in interest rates. To quality for hedge accounting, the cash flow hedge must be highly effective at reducing the risk associated with the hedged exposure. The effectiveness of the hedging relationship is documented at inception and is monitored at least quarterly through the life of the transaction.
A cash flow hedge that is designated as highly effective is carried at fair value with the change in fair value included in the assessment of hedge effectiveness recorded in other comprehensive income (loss) (“AOCI”) and subsequently recognized in earnings in the same period that the hedged forecasted transaction affects earnings. At that time, the amount reclassified from AOCI is presented in the same income statement line item in which the hedged transaction is reported (interest income or expense). If the cash flow hedge becomes ineffective, the change in fair value is reclassified from AOCI to earnings.
Loan Modifications to Borrowers Experiencing Financial Difficulty: Prior to the adoption of ASU 2022-02, we accounted for the modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring (“TDR”). Effective January 1, 2023, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were considered a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the superseded TDR accounting guidance until the loan is paid off, liquidated, or subsequently modified. Since adoption of ASU 2022-02 on January 1, 2023, we have evaluated all loan modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or is a continuation of the existing loan.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for credit losses (“ACL”) (which includes the allowance for loan losses (“ALL”) and the reserve for unfunded noncancellable loan commitments), loan repurchase reserve, realization of deferred tax assets, the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of goodwill and other intangible assets, other derivatives, hypothetical liquidation at book value (“HLBV”) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Recently Adopted Accounting Guidance: In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (“ASU 2016-13”) that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhances the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2022-02 on January 1, 2023 and the impact of adoption did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Guidance Not Yet Adopted: In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)(“ASU 2023-02”), which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, which was previously allowed only for low-income housing tax credit (“LIHTC”) investments, if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, and including interim periods within those fiscal years. The amendment must be applied on either a modified retrospective or a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures, including assessing eligibility to apply the updated guidance to our investments in alternative energy partnerships currently accounted for using the HLBV method of the equity method of accounting.
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
Derivative Assets and Liabilities:
Cash Flow Hedge. We have entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in interest rates on our deposits and borrowings. We estimate the fair value of these contracts based on inputs from a third-party pricing model, which incorporates such factors as the Treasury curve, SOFR rates, and the pay rate on the interest rate swaps. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets
Securities available-for-sale:
SBA loan pools securities	$10,279	$—	$10,279	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	84,376	—	84,376	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	92,751	—	92,751	—
Non-agency residential mortgage-backed securities	115,371	—	115,371	—
Collateralized loan obligations	479,623	—	479,623	—
Corporate debt securities	176,027	—	176,027	—
Derivative assets:
Interest rate swaps and foreign exchange contracts(1)	1,650	—	1,650	—
Liabilities
Derivative liabilities:
Cash flow hedges(2)	8,622	—	8,622	—
Interest rate swaps and foreign exchange contracts(2)	1,632	—	1,632	—

December 31, 2022
Assets
Securities available-for-sale:
SBA loan pools securities	$11,187	$—	$11,187	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	—	40,206	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	93,191	—	93,191	—
Municipal securities	—	—	—	—
Non-agency residential mortgage-backed securities	80,492	—	80,492	—
Collateralized loan obligations	476,603	—	476,603	—
Corporate debt securities	166,618	—	166,618	—
Derivative assets:
Interest rate swaps and foreign exchange contracts(1)	2,292	—	2,292	—
Liabilities
Derivative liabilities:
Interest rate swaps and foreign exchange contracts(2)	2,251	—	2,251	—

(1)Included in other assets in the consolidated statements of financial condition.
(2)Included in accrued expenses and other liabilities in the consolidated statements of financial condition.
There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022.

Assets and Liabilities Measured on a Non-Recurring Basis
Individually Evaluated Loans: The fair value of individually evaluated loans with specific allocations of the ACL based on collateral values is generally derived from recent real estate appraisals and automated valuation models (“AVMs”). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets
Individually evaluated loans:
Commercial and industrial	$5,002	$—	$—	$5,002
SBA	1,117	—	—	1,117
Other consumer	114	—	—	114

December 31, 2022
Assets
Individually evaluated loans:
Single family residential mortgage	$3,600	$—	$—	$3,600
Commercial and industrial	7,115	—	—	7,115
SBA	3,704	—	—	3,704

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Individually evaluated loans:
Single family residential mortgage	$(43)	$(339)
Commercial and industrial	(7,143)	(634)
SBA	395	26
Other consumer	(18)	(27)
Commercial real estate	(300)	—

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2023
Financial assets
Cash and cash equivalents	$1,010,951	$1,010,951	$—	$—	$1,010,951
Securities held-to-maturity	328,520	—	272,915	—	272,915
Securities available-for-sale	958,427	—	958,427	—	958,427
Federal Home Loan Bank and other bank stock	70,334	—	70,334	—	70,334
Loans receivable, net of allowance for credit losses	6,969,820	—	—	6,585,663	6,585,663
Accrued interest receivable	39,850	39,850	—	—	39,850
Interest rate swaps and foreign exchange contracts	1,650	—	1,650	—	1,650
Financial liabilities
Deposits	6,951,974	5,366,984	1,574,301	—	6,941,285
Advances from Federal Home Loan Bank and Federal Reserve Bank borrowings	1,732,670	—	1,708,419	—	1,708,419
Long-term debt	274,995	—	254,406	—	254,406
Cash flow hedges	8,622		8,622		8,622
Interest rate swaps and foreign exchange contracts	1,632	—	1,632	—	1,632
Accrued interest payable	14,446	14,446	—	—	14,446

December 31, 2022
Financial assets
Cash and cash equivalents	$228,896	$228,896	$—	$—	$228,896
Securities held-to-maturity	328,641	—	262,460	—	262,460
Securities available-for-sale	868,297	—	868,297	—	868,297
Federal Home Loan Bank and other bank stock	57,092	—	57,092	—	57,092
Loans receivable, net of allowance for credit losses	7,029,078	—	—	6,526,916	6,526,916
Accrued interest receivable	37,942	37,942	—	—	37,942
Interest rate swaps and foreign exchange contracts	2,292	—	2,292	—	2,292
Financial liabilities
Deposits	7,120,921	5,931,500	1,175,857	—	7,107,357
Advances from Federal Home Loan Bank	727,348	—	699,730	—	699,730
Long-term debt	274,906	—	269,673	—	269,673
Interest rate swaps and foreign exchange contracts	2,251	—	2,251	—	2,251
Accrued interest payable	7,004	7,004	—	—	7,004

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$152,937	$—	$(24,952)	$127,985
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,380	—	(10,742)	50,638
Municipal securities	114,203	—	(19,911)	94,292
Total securities held-to-maturity	$328,520	$—	$(55,605)	$272,915
Securities available-for-sale:
SBA loan pool securities	$10,332	$—	$(53)	$10,279
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	84,739	—	(363)	84,376
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	97,579	140	(4,968)	92,751
Non-agency residential mortgage-backed securities	125,917	93	(10,639)	115,371
Collateralized loan obligations	490,860	—	(11,237)	479,623
Corporate debt securities	195,789	19	(19,781)	176,027
Total securities available-for-sale	$1,005,216	$252	$(47,041)	$958,427
December 31, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,033	$—	$(29,807)	$123,226
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,404	—	(11,946)	49,458
Municipal securities	114,204	—	(24,428)	89,776
Total securities held-to-maturity	$328,641	$—	$(66,181)	$262,460
Securities available-for-sale:
SBA loan pool securities	$11,241	$—	$(54)	$11,187
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,431	—	(225)	40,206
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	99,075	—	(5,884)	93,191
Non-agency residential mortgage-backed securities	90,832	—	(10,340)	80,492
Collateralized loan obligations	492,203	—	(15,600)	476,603
Corporate debt securities	175,781	32	(9,195)	166,618
Total securities available-for-sale	$909,563	$32	$(41,298)	$868,297
During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which became part of the securities’ amortized cost basis. This amount, along with the unrealized loss included in accumulated other comprehensive income, is subsequently amortized over the life of the security as an adjustment to its yield using the interest method. As a result, there is no impact on the consolidated statements of operations.
At March 31, 2023, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities, collateralized loan obligations, and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There was no allowance for credit losses for debt securities held-to-maturity and available-for sale as of March 31, 2023 and December 31, 2022.
Accrued interest receivable on debt securities held-to-maturity and available-for-sale totaled $10.9 million and $9.2 million at March 31, 2023 and December 31, 2022, and is included within other assets in the accompanying consolidated statements of financial condition.
At March 31, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government agency and sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.
Pledged Securities
Investment securities with carrying values of $544.0 million and $356.5 million as of March 31, 2023 and December 31, 2022 were pledged to secure FHLB advances, FRB borrowings, public deposits and for other deposits as required or permitted by law.
Securities Available-for-Sale
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Gross realized gains	$—	$209
Gross realized losses	—	(193)
Net realized gains on sales and calls	$—	$16
Proceeds from sales and calls	$—	$17,646

The following table summarizes the investment securities available-for-sale with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Securities available-for-sale:
SBA loan pool securities	$—	$—	$8,317	$(53)	$8,317	$(53)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	84,376	(363)	—	—	84,376	(363)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	26,609	(71)	38,693	(4,897)	65,302	(4,968)
Non-agency residential mortgage-backed securities	60,712	(999)	41,133	(9,640)	101,845	(10,639)
Collateralized loan obligations	51,073	(1,012)	428,550	(10,225)	479,623	(11,237)
Corporate debt securities	116,634	(11,655)	39,374	(8,126)	156,008	(19,781)
Total securities available-for-sale	$339,404	$(14,100)	$556,067	$(32,941)	$895,471	$(47,041)

December 31, 2022
Securities available-for-sale:
SBA loan pool securities	$2,260	$(3)	$8,927	$(51)	$11,187	$(54)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	(225)	—	—	40,206	(225)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	76,441	(2,533)	16,750	(3,351)	93,191	(5,884)
Non-agency residential mortgage-backed securities	80,492	(10,340)	—	—	80,492	(10,340)
Collateralized loan obligations	235,936	(7,492)	240,667	(8,108)	476,603	(15,600)
Corporate debt securities	159,492	(8,374)	4,180	(821)	163,672	(9,195)
Total securities available-for-sale	$594,827	$(28,967)	$270,524	$(12,331)	$865,351	$(41,298)
At March 31, 2023, our securities available-for-sale portfolio consisted of 87 securities, of which 80 securities were in an unrealized loss position. At December 31, 2022, our securities available-for-sale portfolio consisted of 77 securities, of which 76 securities were in an unrealized loss position.
During the three months ended March 31, 2023 and 2022, there was no provision for credit losses related to securities available-for-sale. We monitor our securities portfolio to ensure it has adequate credit support and consider the lowest credit rating for identification of potential credit impairment. As of March 31, 2023, we believe there was no credit impairment and the decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in credit market conditions. We do not have the current intent to sell securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of March 31, 2023, all of our investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the amortized cost and fair value of the investment securities portfolio, based on the earlier of contractual maturity dates or next repricing date, as of March 31, 2023:

	Held-to-Maturity		Available-for-Sale
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Earlier of maturity or next repricing date:
Within one year	$—	$—	$506,741	$495,361
One to five years	—	—	191,467	171,486
Five to ten years	36,254	31,312	42,363	37,747
Greater than ten years	292,266	241,603	264,645	253,833
Total	$328,520	$272,915	$1,005,216	$958,427
Contractual maturities may not reflect the actual maturities of the investments. The average lives for mortgage-backed securities and collateralized mortgage obligations will likely be shorter than their contractual maturities due to prepayments and amortization.

The following table presents the fair value and weighted average yields using amortized cost of the securities available-for-sale portfolio as of March 31, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$10,279	4.23%	$—	—%	$—	—%	$—	—%	$10,279	4.23%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	84,376	5.59%	84,376	5.59%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,459	5.19%	7,972	3.43%	25,234	2.96%	54,086	5.01%	92,751	4.26%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	115,371	3.82%	115,371	3.82%
Collateralized loan obligations	479,623	6.42%	—	—%	—	—%	—	—%	479,623	6.42%
Corporate debt securities	—	—%	163,514	4.95%	12,513	5.73%	—	—%	176,027	5.00%
Total securities available-for-sale	$495,361	6.36%	$171,486	4.88%	$37,747	3.83%	$253,833	4.63%	$958,427	5.52%
The following table presents the amortized cost and weighted average yields using amortized cost of the securities held-to-maturity portfolio as of March 31, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$9,354	2.51%	$143,583	2.70%	$152,937	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	61,380	2.64%	61,380	2.64%
Municipal securities	—	—%	—	—%	26,900	2.31%	87,303	2.71%	114,203	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$36,254	2.36%	$292,266	2.69%	$328,520	2.66%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Commercial:
Commercial and industrial(1)	$1,787,147	$1,845,960
Commercial real estate	1,302,277	1,259,651
Multifamily	1,678,300	1,689,943
SBA	65,040	68,137
Construction	260,167	243,553
Consumer:
Single family residential mortgage	1,877,114	1,920,806
Other consumer	84,335	86,988
Total loans	$7,054,380	$7,115,038
Allowance for loan losses	(84,560)	(85,960)
Loans receivable, net	$6,969,820	$7,029,078
(1)Includes warehouse lending balances of $636.7 million and $602.5 million at March 31, 2023 and December 31, 2022.

The following table presents the balances of total loans as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Unpaid principal balance	$7,047,034	$7,107,897
Unamortized net premiums	17,972	18,319
Unamortized net deferred (fees) costs	(1,690)	(1,880)
Fair value adjustment(1)	(8,936)	(9,298)
Total loans	$7,054,380	$7,115,038
(1)At March 31, 2023, includes $7.7 million related to the acquisition of Pacific Mercantile Bancorp (“PMB Acquisition”), of which $3.9 million related to PCD loans. At December 31, 2022, includes $8.0 million related to the PMB Acquisition, of which $4.1 million related to PCD loans.

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
Pass: Loans risk rated “Pass” are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful.”
Special Mention: Loans risk rated “Special Mention” have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of our credit position at some future date.
Substandard: Loans risk rated “Substandard” are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
Doubtful: Loans risk rated “Doubtful” have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk categories for total loans by class of loans and origination year as of March 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
March 31, 2023
Commercial:
Commercial and industrial
Pass	$23,951	$248,472	$176,677	$57,802	$49,220	$237,512	$920,462	$14,680	$1,728,776
Special mention	—	—	2,930	996	—	2,162	10,344	1,187	17,619
Substandard	—	5,531	226	2,646	401	3,052	22,473	2,484	36,813
Doubtful (1)	3,939	—	—	—	—	—	—	—	3,939
Commercial and industrial	27,890	254,003	179,833	61,444	49,621	242,726	953,279	18,351	1,787,147
Commercial real estate
Pass	25,592	395,257	357,157	60,289	90,326	361,861	1,164	59	1,291,705
Special mention	—	—	7,780	—	—	—	—	—	7,780
Substandard	—	—	—	—	—	1,924	—	868	2,792
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	25,592	395,257	364,937	60,289	90,326	363,785	1,164	927	1,302,277
Multifamily
Pass	20,051	628,450	392,823	154,137	226,686	217,859	3	9,260	1,649,269
Special mention	—	—	—	2,999	—	11,019	—	—	14,018
Substandard	—	—	—	—	—	15,013	—	—	15,013
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	20,051	628,450	392,823	157,136	226,686	243,891	3	9,260	1,678,300
SBA
Pass	—	9,357	14,662	3,615	5,838	19,115	780	112	53,479
Special mention	—	—	—	—	—	998	—	1	999
Substandard	—	—	—	312	323	8,713	411	803	10,562
Doubtful	—	—	—	—	—	—	—	—	—
SBA	—	9,357	14,662	3,927	6,161	28,826	1,191	916	65,040

Construction
Pass	2,892	90,405	110,969	27,839	3,100	24,962	—	—	260,167
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	2,892	90,405	110,969	27,839	3,100	24,962	—	—	260,167
Consumer:
Single family residential mortgage
Pass	—	616,287	781,990	72,227	45,305	322,292	2,410	—	1,840,511
Special mention	—	4,548	2,232	—	—	4,558	—	—	11,338
Substandard	—	5,262	5,311	2,167	—	10,644	1,881	—	25,265
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	—	626,097	789,533	74,394	45,305	337,494	4,291	—	1,877,114
Other consumer
Pass	7,615	20,894	14,833	8,210	4,592	17,116	9,526	1,086	83,872
Special mention	—	—	—	—	2	2	62	53	119
Substandard	—	—	115	57	—	91	81	—	344
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	7,615	20,894	14,948	8,267	4,594	17,209	9,669	1,139	84,335
Total loans	$84,040	$2,024,463	$1,867,705	$393,296	$425,793	$1,258,893	$969,597	$30,593	$7,054,380

Total loans
Pass	$80,101	$2,009,122	$1,849,111	$384,119	$425,067	$1,200,717	$934,345	$25,197	$6,907,779
Special mention	—	4,548	12,942	3,995	2	18,739	10,406	1,241	51,873
Substandard	—	10,793	5,652	5,182	724	39,437	24,846	4,155	90,789
Doubtful (1)	3,939	—	—	—	—	—	—	—	3,939
Total loans	$84,040	$2,024,463	$1,867,705	$393,296	$425,793	$1,258,893	$969,597	$30,593	$7,054,380

(1) Related to one commercial and industrial loan that was modified and accounted for as a new loan in the first quarter of 2023.

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2022
Commercial:
Commercial and industrial
Pass	$269,367	$170,513	$62,931	$53,001	$76,811	$164,394	$932,464	$19,803	$1,749,284
Special mention	—	19,203	1,042	—	1	11,528	17,142	483	49,399
Substandard	3,833	64	3,002	502	3,630	2,729	23,012	6,501	43,273
Doubtful	—	—	—	4,004	—	—	—	—	4,004
Commercial and industrial	273,200	189,780	66,975	57,507	80,442	178,651	972,618	26,787	1,845,960
Commercial real estate
Pass	348,298	363,335	60,564	94,772	155,790	224,213	1,163	61	1,248,196
Special mention	—	—	—	—	—	1,745	—	—	1,745
Substandard	—	—	—	—	1	8,799	910	—	9,710
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	348,298	363,335	60,564	94,772	155,791	234,757	2,073	61	1,259,651
Multifamily
Pass	626,186	390,928	154,636	229,511	109,887	138,063	3	9,307	1,658,521
Special mention	—	—	2,997	—	—	—	—	—	2,997
Substandard	—	—	—	—	11,069	17,356	—	—	28,425
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	626,186	390,928	157,633	229,511	120,956	155,419	3	9,307	1,689,943
SBA
Pass	9,421	15,468	4,009	5,899	1,176	19,090	603	123	55,789
Special mention	—	—	—	—	201	598	—	1	800
Substandard	—	—	320	339	385	9,097	628	779	11,548
Doubtful	—	—	—	—	—	—	—	—	—
SBA	9,421	15,468	4,329	6,238	1,762	28,785	1,231	903	68,137

Construction
Pass	85,430	98,572	27,704	6,495	—	25,352	—	—	243,553
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	85,430	98,572	27,704	6,495	—	25,352	—	—	243,553
Consumer:
Single family residential mortgage
Pass	627,213	797,744	72,658	47,284	89,492	255,520	—	—	1,889,911
Special mention	1,716	218	—	1,537	3,378	2,252	—	—	9,101
Substandard	3,571	—	2,171	—	8,573	7,479	—	—	21,794
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	632,500	797,962	74,829	48,821	101,443	265,251	—	—	1,920,806
Other consumer
Pass	23,340	15,986	8,805	5,524	3,363	15,920	10,914	2,747	86,599
Special mention	—	—	—	3	—	19	62	54	138
Substandard	—	—	56	—	83	31	81	—	251
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	23,340	15,986	8,861	5,527	3,446	15,970	11,057	2,801	86,988
Total loans	$1,998,375	$1,872,031	$400,895	$448,871	$463,840	$904,185	$986,982	$39,859	$7,115,038

Total loans
Pass	$1,989,255	$1,852,546	$391,307	$442,486	$436,519	$842,552	$945,147	$32,041	$6,931,853
Special mention	1,716	19,421	4,039	1,540	3,580	16,142	17,204	538	64,180
Substandard	7,404	64	5,549	841	23,741	45,491	24,631	7,280	115,001
Doubtful	—	—	—	4,004	—	—	—	—	4,004
Total loans	$1,998,375	$1,872,031	$400,895	$448,871	$463,840	$904,185	$986,982	$39,859	$7,115,038

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
March 31, 2023
Commercial:
Commercial and industrial	2,859	1,787	14,864	19,510	1,767,637	1,787,147
Commercial real estate	495	264	—	759	1,301,518	1,302,277
Multifamily	1,128	—	—	1,128	1,677,172	1,678,300
SBA	172	—	9,667	9,839	55,201	65,040
Construction	—	—	—	—	260,167	260,167
Consumer:
Single family residential mortgage	19,057	9,419	12,448	40,924	1,836,190	1,877,114
Other consumer	343	57	81	481	83,854	84,335
Total	$24,054	$11,527	$37,060	$72,641	$6,981,739	$7,054,380

December 31, 2022
Commercial:
Commercial and industrial	4,002	481	13,833	18,316	1,827,644	1,845,960
Commercial real estate	311	—	910	1,221	1,258,430	1,259,651
Multifamily	—	—	—	—	1,689,943	1,689,943
SBA	287	—	10,299	10,586	57,551	68,137
Construction	—	—	—	—	243,553	243,553
Consumer:
Single family residential mortgage	36,338	5,068	19,431	60,837	1,859,969	1,920,806
Other consumer	163	16	81	260	86,728	86,988
Total	$41,101	$5,565	$44,554	$91,220	$7,023,818	$7,115,038
Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	March 31, 2023		December 31, 2022
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$21,025	$6,431	$22,613	$10,959
Commercial real estate	868	868	910	910
SBA	9,775	7,952	10,417	5,613
Consumer:
Single family residential mortgage	24,590	24,590	21,116	17,187
Other consumer	287	172	195	195
Total nonaccrual loans	$56,545	$40,013	$55,251	$34,864
At March 31, 2023 and December 31, 2022, there were no loans that were past due 90 days or more and still accruing.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At March 31, 2023 and December 31, 2022, there was no other real estate owned. At March 31, 2023, there were 4 consumer mortgage loans totaling $5.0 million secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction. There were 9 consumer mortgage loans totaling $11.7 million secured by residential real estate properties in foreclosure at December 31, 2022.
Allowance for Credit Losses
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables released by the model provider during March 2023. The published forecasts consider the Federal Reserve's monetary policy, labor market constraints, inflation levels, global oil prices and changes in real estate values, among other factors.
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
The reserve for unfunded noncancellable loan commitments is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At March 31, 2023 and December 31, 2022, the reserve for unfunded loan commitments was $4.8 million and $5.3 million, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$85,960	$5,305	$91,265	$92,584	$5,605	$98,189
Charge-offs	(3,949)	—	(3,949)	(231)	—	(231)
Recoveries	49	—	49	32,215	—	32,215
Net (charge-offs) recoveries	(3,900)	—	(3,900)	31,984	—	31,984
Provision for (reversal of) credit losses	2,500	(500)	2,000	(31,342)	(200)	(31,542)
Balance at end of period	$84,560	$4,805	$89,365	$93,226	$5,405	$98,631

During the three months ended March 31, 2022, total recoveries included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. This recovery resulted in a reversal of provision for credit losses during the same period.

Accrued interest receivable on loans receivable, net totaled $27.1 million and $28.6 million at March 31, 2023 and December 31, 2022, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the allowance of credit losses.
The following table presents the activity and balance in the ALL as of or for the three months ended March 31, 2023:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended March 31, 2023:
Balance at December 31, 2022	$34,156	$15,977	$14,696	$2,648	$5,850	$12,050	$583	$85,960
Charge-offs	(3,261)	(300)	—	—	—	(372)	(16)	(3,949)
Recoveries	17	—	—	24	—	1	7	49
Net (charge-offs) recoveries	(3,244)	(300)	—	24	—	(371)	(9)	(3,900)
Provision for (reversal of) credit losses - loans	1,732	442	342	(575)	575	(198)	182	2,500
Balance at March 31, 2023	$32,644	$16,119	$15,038	$2,097	$6,425	$11,481	$756	$84,560

The following table presents the gross charge-offs by class of loans and origination year as of March 31, 2023:

	Gross Charge-offs
($ in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three Months Ended March 31, 2023
Commercial:
Commercial and industrial	$—	$(1,599)	$(753)	$—	$—	$(909)	$(3,261)
Commercial real estate	—	—	—	—	—	(300)	(300)
Consumer:
Single family residential mortgage	—	—	—	(372)	—	—	(372)
Other consumer	—	(16)	—	—	—	—	(16)
Total loans	$—	$(1,615)	$(753)	$(372)	$—	$(1,209)	$(3,949)

The following table presents the activity and balance in the ALL as of or for the three months ended March 31, 2022:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended March 31, 2022:
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
Charge-offs	(182)	—	—	(13)	—	(10)	(26)	(231)
Recoveries	31,417	—	—	758	—	38	2	32,215
Net recoveries (charge-offs)	31,235	—	—	745	—	28	(24)	31,984
(Reversal of) provision for credit losses - loans	(24,825)	(5,237)	(2,556)	(721)	646	1,393	(42)	(31,342)
Balance at March 31, 2022	$39,967	$16,490	$15,337	$3,041	$6,268	$11,029	$1,094	$93,226

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
Collateral dependent loans consisted of the following as of the dates indicated:

	March 31, 2023
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$—	$—	$13,545	$—	$13,545
Commercial real estate	868	—	—	—	868
SBA	21	4,195	5,559	—	9,775
Consumer:
Single family residential mortgage	—	25,689	—	—	25,689
Other consumer	—	81	—	207	288
Total loans	$889	$29,965	$19,104	$207	$50,165

	December 31, 2022
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$—	$—	$18,392	$—	$18,392
Commercial real estate	910	—	—	—	910
SBA	23	4,702	5,691	—	10,416
Consumer:
Single family residential mortgage	—	21,262	—	—	21,262
Other consumer	—	81	—	113	194
Total loans	$933	$26,045	$24,083	$113	$51,174
Loan Modifications to Borrowers Experiencing Financial Difficulty
Loans modified for borrowers experiencing financial difficulty consisted of the following as of the dates indicated:

($ in thousands)	Commercial and industrial	Single family residential mortgage	Total
March 31, 2023
Interest rate reduction:
Amortized cost basis	$—	$1,071	$1,071
% of total class of loans	—%	0.1%	—%
Combination - principal reduction and payment delays:
Amortized cost basis	$3,939	$—	$3,939
% of total class of loans	0.2%	—%	0.1%
Total amortized cost basis	$3,939	$1,071	$5,010
Percentage of total loans	0.2%	0.1%	0.1%

The following table presents the aging of loans modified to borrowers experiencing financial difficulty at March 31, 2023:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
March 31, 2023
Commercial:
Commercial and industrial	$—	$—	$—	$—	$3,939	$3,939
Consumer:
Single family residential mortgage	—	—	—	—	1,071	1,071
	$—	$—	$—	$—	$5,010	$5,010
There were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023 that subsequently defaulted.
Troubled Debt Restructurings (for modifications to borrowers experiencing financial difficulty prior to January 1, 2023)
At March 31, 2023 and December 31, 2022, we had 11 and 15 loans classified as TDRs, with an aggregate balance of $8.7 million and $16.1 million. During the three months ended March 31, 2023 a $3.9 million commercial and industrial loan that was restructured during 2022 was modified and accounted for as a new loan.
Accruing TDRs were $2.6 million and nonaccrual TDRs were $6.1 million at March 31, 2023, compared to accruing TDRs of $2.7 million and nonaccrual TDRs of $13.4 million at December 31, 2022.

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. During the three months ended March 31, 2023, we purchased loans aggregating $61.4 million. During the three months ended March 31, 2022, we purchased loans aggregating $364.4 million.
There were no loans transferred from held for investment to loans held-for-sale and there were no sales of loans for the three months ended March 31, 2023 and 2022.
Non-Traditional Mortgage (“NTM”) Loans
NTM loans are included in our SFR mortgage portfolio and are comprised primarily of interest only loans. As of March 31, 2023 and December 31, 2022, the NTM loans totaled $846.5 million, or 12.0% of total loans, and $862.3 million, or 12.1% of total loans, respectively. The total NTM portfolio decreased by $15.8 million, or 1.8% during the three months ended March 31, 2023. The decrease was due to principal paydowns and payoffs.

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
At March 31, 2023 and December 31, 2022, nonperforming NTM loans totaled $7.2 million and $3.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continually monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM first lien loans are LTV ratios. At March 31, 2023, our NTM first lien portfolio had a weighted average LTV of approximately 60%.

NOTE 5 – GOODWILL AND OTHER INTANGIBLES
Goodwill
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair values. At March 31, 2023 and December 31, 2022, we had goodwill of $114.3 million.
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Goodwill, beginning of period	$114,312	$94,301
Goodwill adjustments for purchase accounting	—	826
Goodwill, end of period	$114,312	$95,127
The acquisition of Deepstack in the third quarter of 2022 resulted in the recognition of $18.2 million in goodwill. We also adjusted goodwill as a result of updates to the initial fair value of core deposit intangibles and finalization of income tax returns related to the PMB acquisition during the three months ended March 31, 2022.
We evaluate goodwill for impairment as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2022 and determined that no goodwill impairment existed. For the three months ended March 31, 2023, due to the observed market volatility relating to recent events in the banking sector, we analyzed indicators related to potential goodwill impairment. Based on this analysis, we did not identify any impairment to goodwill.
Other Intangibles
Other intangibles are comprised of the following at March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Core deposit intangibles	$3,647	$3,932
Developed technology	2,497	2,637
Other intangibles	921	957
Total other intangibles	$7,065	$7,526
Other intangibles are amortized over their estimated useful lives and reviewed for impairment at least quarterly. As of March 31, 2023, the weighted average remaining amortization period for core deposit intangibles was approximately 6.5 years. Amortization periods for developed technology and other intangibles acquired in the Deepstack Acquisition have useful lives ranging from 3 to 10 years.
The following table presents changes in the carrying amount of other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Other intangibles:
Balance, beginning of period	$38,778	$35,958
Purchase accounting adjustments	—	(980)
Balance, end of period	38,778	34,978
Accumulated amortization:
Balance, beginning of period	31,252	29,547
Amortization of other intangibles	461	441
Balance, end of period	31,713	29,988
Other intangibles	$7,065	$4,990

The following table presents estimated future amortization expense of other intangibles as of March 31, 2023:

($ in thousands)	Remainder of 2023	2024	2025	2026	2027	2028 and After	Total
Estimated future amortization expense	$1,338	$1,425	$1,107	$1,013	$811	$1,371	$7,065
NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES, FEDERAL RESERVE BANKING BORROWINGS AND OTHER BORROWINGS
Federal Home Loan Bank (FHLB) Advances
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Fixed rate:
Outstanding balance (1)	$811,000	$711,000
Interest rates ranging from	0.64%	0.64%
Interest rates ranging to	3.70%	3.70%
Weighted average interest rate	3.04%	2.97%
Variable rate:
Outstanding balance	$325,000	$20,000
Weighted average interest rate	5.11%	4.59%
(1)Excludes $3.3 million and $3.7 million of unamortized debt issuance costs at March 31, 2023 and December 31, 2022.

As of March 31, 2023, FHLB advances included $325.0 million in overnight borrowings with a weighted average interest rate of 5.11% and $811.0 million in term advances with a weighted average life of 3.6 years and a weighted average interest rate of 3.04%.
FHLB advances are collateralized by a blanket lien on all real estate loans. As of March 31, 2023, our secured borrowing capacity with the FHLB totaled $2.37 billion, of which the Bank was eligible to borrow an additional $821.9 million based on qualifying loans with an aggregate unpaid principal balance of $3.50 billion as of that date.
The Bank’s investment in capital stock of the FHLB of San Francisco totaled $35.7 million and $22.6 million at March 31, 2023 and December 31, 2022.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty.
Federal Reserve Bank (FRB) Borrowings
At March 31, 2023, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) of $1.51 billion, including the secured borrowing capacity through the FRB Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs. Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate. Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points. BTFP borrowings are collateralized by eligible investment securities valued at par and provide an additional source of liquidity leveraging high-quality securities.
At March 31, 2023, the Bank pledged certain qualifying loans with an unpaid principal balance of $1.47 billion and securities with a carrying value of $524.3 million as collateral for the FRB credit programs.
Borrowings from the Federal Reserve through the FRB Discount Window and BIC programs were $600.0 million and zero at March 31, 2023 and December 31, 2022. There were no borrowings under the BTFP at March 31, 2023.
The Bank’s investment in capital stock of the Federal Reserve totaled $34.5 million and $34.5 million at March 31, 2023 and December 31, 2022.
Other Borrowings
The Bank maintained available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at March 31, 2023 and December 31, 2022. The Bank also has the ability to access unsecured overnight borrowings from various financial institutions through the American Financial Exchange platform ("AFX"). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $345.0 million and $445.0 million at March 31, 2023 and December 31, 2022. Borrowings under the AFX totaled zero at March 31, 2023 and December 31, 2022.
In December 2022, the holding company renewed its $50.0 million revolving line of credit with another financial institution. The line of credit matures on December 18, 2023 and is subject to certain operational and financial covenants. There were no borrowings under this line of credit at March 31, 2023 and December 31, 2022, and we were in compliance with all covenants.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at March 31, 2023 and December 31, 2022. Availabilities and terms on repurchase agreements are subject to the counterparties' discretion and the pledging of additional investment securities.
NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			March 31, 2023		December 31, 2022
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(679)	$175,000	$(722)
Subordinated notes(1)	4.375%	10/30/2030	85,000	(1,853)	85,000	(1,899)
PMB Statutory Trust III, junior subordinated debentures	LIBOR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	LIBOR + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(2,532)	$277,527	$(2,621)

(1) The Subordinated Notes bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. From and including October 30, 2025 to, but excluding, the maturity date or the date of earlier redemption, the Subordinated Notes bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be 3-Month Term SOFR, plus a spread of 419.5 basis points, payable quarterly in arrears.
At March 31, 2023, we were in compliance with all covenants under our long-term debt agreements.
NOTE 8 – INCOME TAXES
For the three months ended March 31, 2023, income tax expense was $7.4 million, resulting in an effective tax rate of 26.7%. For the three months ended March 31, 2022, income tax expense was $18.8 million, resulting in an effective tax rate of 27.9%. The effective tax rate for the three months ended March 31, 2023 and 2022, differs from the combined federal and state statutory rate for the consolidated company of 28.9% due primarily to various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $54.5 million and $50.5 million at March 31, 2023 and December 31, 2022.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $816 thousand at both March 31, 2023 and December 31, 2022. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of March 31, 2023, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $599 thousand.

At March 31, 2023 and December 31, 2022, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We are no longer subject to examination by U.S. federal taxing authorities for years before 2019. The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2018 (other state income and franchise tax statutes of limitations vary by state).
NOTE 9 – DERIVATIVE INSTRUMENTS
We use derivative instruments and other risk management techniques to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with our risk management policies and for certain loan clients to allow them to hedge the risk of rising interest rates on their variable rate loans.
The Company recognizes all derivatives on the consolidated balance sheet at fair value in other assets and other liabilities. On the date we enter into a derivative contract, the derivative is designated as either a fair value hedge, cash flow hedge, or a hedge designation is not made as it is a customer-related transaction. When a derivative is designated as a fair value hedge or cash flow hedge, the Company performs an assessment at inception, and, at least quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the fair value or cash flows of the hedged items.
Cash flow hedge
In March 2023, the Company entered into pay-fixed, receive-variable interest-rate swap contracts classified as cash flow hedges with notional amounts aggregating $300.0 million, five year terms and varying maturity dates through 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk related to changes in the SOFR benchmark interest rate on a portion of the Company’s variable rate deposits and borrowings. The cash flow hedges were deemed highly effective at inception.
The portion of changes in the fair value of the cash flow hedges considered highly effective are recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings.
At March 31, 2023, the fair value of the cash flow hedges represent a liability of $8.6 million, of which $6.1 million (net of tax) was included in accumulated other comprehensive loss on the consolidated statements of financial condition.
Other interest rate swaps and foreign exchange contracts not designated for hedge accounting
During the three months ended March 31, 2023 and 2022, changes in fair value of other interest rate swaps on loans and foreign exchange contracts with customers were losses of $24 thousand and gains of $103 thousand and were included in other income on the consolidated statements of operations.
The following table presents the notional amount and fair value of our derivative instruments as of the dates indicated.

	March 31, 2023		December 31, 2022
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps on loans	$33,186	$1,516	$33,694	$2,134
Foreign exchange contracts	5,747	134	5,885	158
Total	$38,933	$1,650	$39,579	$2,292
Derivative liabilities:
Cash flow hedges	$300,000	$8,622	$—	$—
Interest rate swaps on loans	33,186	1,509	33,694	2,107
Foreign exchange contracts	5,747	123	5,885	144
Total	$338,933	$10,254	$39,579	$2,251

NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company's 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of March 31, 2023, there were 1,974,066 shares available for future awards.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Restricted stock awards and units	$1,455	$1,285

Related tax benefits	$421	$371

Total stock-based compensation expense represents the cost of service-based restricted stock units, performance-based restricted stock units and performance-based restricted stock units with market conditions. At March 31, 2023, unrecognized compensation expense totaled $14.5 million and will be recognized over a weighted average remaining period of 2.8 years.
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
The following table presents unvested restricted stock awards and restricted stock units activity for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,403,245	$14.68
Granted (1)	293,805	$17.68
Vested (2)	(231,783)	$17.26
Forfeited (3)	(14,728)	$16.38
Outstanding at end of period	1,450,539	$14.85
(1)There were 79,784 performance-based shares/units included in shares granted for the three months ended March 31, 2023.
(2)There were 66,699 performance-based shares/units included in vested shares for the three months ended March 31, 2023.
(3)The number of forfeited shares included aggregate performance-based shares/units of 11,232 for the three months ended March 31, 2023.

Stock Options
We have issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price. There were no stock options granted and no unvested stock options as of March 31, 2023 and December 31, 2022. The following tables represents stock option activity for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
($ in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	14,904	$13.05
Exercised	—	$—
Outstanding at end of period	14,904	$13.05	2.0 years	$(8)
Exercisable at end of period	14,904	$13.05	2.0 years	$(8)
NOTE 11 – STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 50,000,000 shares of preferred stock with par value of $0.01 per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but generally have no voting rights. All of our shares of preferred stock had a $1,000 per share liquidation preference and there were no preferred shares outstanding since March 2022.

The following table summarizes redemptions and repurchases of these depositary shares for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Series E Preferred Stock:
Depositary shares repurchased	—	3,948,080
Preferred Stock retired (shares)	—	98,702

Consideration paid	$—	$98,703
Carrying value	—	94,956
Impact of preferred stock redemption	$—	$3,747

During the first quarter of 2022, we redeemed all of our outstanding Series E Depositary Shares, resulting in an after-tax charge of $3.7 million in the accompanying consolidated statements of operations.
Common Share Repurchase Program
On February 13, 2023, we announced our Board of Directors authorized the repurchase of up to $35 million of our common stock. The repurchase authorization expires in February 2024. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions.
During the three months ended March 31, 2023, common stock repurchased under the program totaled 410,946 shares at a weighted average price of $12.59. As of March 31, 2023, the Company had $29.8 million remaining under the current stock repurchase authorization.

Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on securities available-for-sale and cash flow hedges. Changes to AOCI are presented net of the tax effect as a component of stockholders' equity. Reclassifications from AOCI occur when a security is sold, called or matures and are recorded on the consolidated statements of operations either as a gain or loss. During the three months ended March 31, 2022, we transferred certain debt securities available-for-sale to held-to-maturity. The unrealized loss on such securities at the time of transfer continues to be reported in AOCI and is amortized over the remaining life of the security as a yield adjustment.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a cash flow hedge is terminated or is no longer deemed highly effective, the hedge accounting is ceased and any gain or loss included in AOCI is reclassified into earnings.
The following table presents changes to AOCI for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Balance at beginning of period	$(40,597)	$7,743
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	(5,523)	(38,087)
Reclassification adjustment from other comprehensive income	—	(16)
Total unrealized loss on securities available-for-sale	(5,523)	(38,103)
Amortization of unrealized loss of available-for-sale securities transferred to held-to-maturity	253	87
Unrealized loss on cash flow hedges:
Unrealized loss arising during the period	(8,622)	—
Tax effect of current period changes	4,000	11,101
Total changes, net of taxes	(9,892)	(26,915)
Balance at end of period	$(50,489)	$(19,172)
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
We use the HLBV method to account for our investments in alternative energy partnerships as an equity investment. Under the HLBV method, an equity method investor determines its share of an investee's net earnings by comparing its claim on the investee's book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $19.4 million and $21.4 million at March 31, 2023 and December 31, 2022.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Return of capital	$365	$574
Loss on investments in alternative energy partnerships	(1,618)	(158)
Tax benefit recognized from HLBV application	(467)	(46)
There were no fundings of alternative energy partnership or related income tax credits recognized for the three months ended March 31, 2023 and 2022.
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Cash	$4,501	$4,110
Equipment, net of depreciation	235,522	237,641
Other assets	9,976	9,838
Total unconsolidated assets	$249,999	$251,589
Total unconsolidated liabilities	$11,600	$11,679
Maximum loss exposure	$19,427	$21,410

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $19.4 million, which is our recorded investment amount at March 31, 2023.
We believe that the loss exposure on our investments is reduced considering our return on our investment is provided not only by the cash flows of the underlying client leases and power purchase agreements, but also through the tax benefits, including the federal tax credit carryover that resulted from the investments. In addition, our exposure is further limited as the arrangements include a transition manager to support any transition of the solar company sponsor, whose role includes that of the servicer and operation and maintenance provider, in the event the sponsor would be required to be removed from its responsibilities (e.g., bankruptcy, breach of contract, etc.).
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

The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Ending balance(1)	$44,424	$45,726
Aggregate funding commitment	73,176	72,967
Total amount funded	56,122	55,487
Unfunded commitment	17,054	17,480
Maximum loss exposure	44,424	45,726
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our LIHTC investments for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Fundings	$635	$1,105
Proportional amortization recognized	1,511	1,546
Income tax credits recognized	1,687	1,373
Other CRA Investments
We invest in other CRA investments that are accounted for using the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value. Other CRA investments totaled $87.3 million and $85.0 million at March 31, 2023 and December 31, 2022.
CRA investments that are accounted for under the equity method consist primarily of investments in small business investment companies (SBICs) and limited partnerships which provide affordable housing where our ownership percentage exceeds 3%. Under the equity method of accounting, we record our proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of noninterest income. Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. These investments consist primarily of investments in limited partnerships which provide affordable housing where our partnership percentage is less than 3% and other qualifying investments such as CDFI stock.
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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At March 31, 2023, the remaining unpaid principal balance on the securitization totaled $97.5 million, and we have a $2.0 million repurchase reserve related to this VIE.
Capital Trusts - Trust Preferred Securities
In connection with our merger with PMB, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 7 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At March 31, 2023 and December 31, 2022, our investment in these grantor trusts, which is included in other assets in the consolidated statements of financial condition, totaled $527 thousand.

NOTE 13 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share ("EPS") for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
($ in thousands except per share data)	Common Stock	Class B Common Stock
Net income	$20,114	$164

Weighted average common shares outstanding	58,536,866	477,321
Dilutive effects of restricted shares/units	189,559	—
Dilutive effects of stock options	2,873	—
Average shares and dilutive common shares	58,729,298	477,321

Basic earnings per common share	$0.34	$0.34
Diluted earnings per common share	$0.34	$0.34

For the three months ended March 31, 2023, there were 212,956 anti-dilutive restricted shares/units and no anti-dilutive stock options that were excluded from computing diluted earnings per common share.
The following table presents computations of basic and diluted EPS for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
($ in thousands except per share data)	Common Stock	Class B Common Stock
Net income	$48,142	$370
Less: preferred stock dividends	(1,409)	(11)
Less: preferred stock redemption	(3,718)	(29)
Net income allocated to common stockholders	$43,015	$330

Weighted average common shares outstanding	62,129,129	477,321
Dilutive effects of stock units	294,432	—
Dilutive effects of stock options	5,121	—
Average shares and dilutive common shares	62,428,682	477,321

Basic earnings per common share	$0.69	$0.69
Diluted earnings per common share	$0.69	$0.69
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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	March 31, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$43,044	$183,196	$50,193	$180,696
Unused lines of credit	46,407	1,545,036	8,392	1,505,122
Letters of credit	1,696	7,457	2,461	7,016

Other Commitments
At March 31, 2023, we had unfunded commitments of $17.1 million, $7.7 million, and $9.4 million for LIHTC investments, Small Business Investment Company ("SBIC") investments, and other investments, respectively. At December 31, 2022, we had unfunded commitments of $17.5 million, $8.6 million, and $9.8 million for LIHTC investments, SBIC investments, and other investments, respectively.
NOTE 15 – OTHER ASSETS AND OTHER LIABILITIES
The following table presents the components of other assets as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Accrued interest receivable	$39,850	$37,942
Prepaid expenses	9,499	8,068
Derivative instruments(1)	1,650	2,292
Operating lease right-of-use assets	27,502	28,780
Servicing assets	21,718	22,484
Income taxes receivable	133	7,679
Investments:
CRA and other equity investments(2)	92,637	90,295
Low income housing tax credits (“LIHTC”)(2)	44,424	45,726
Alternative energy partnerships(2)	19,427	21,410
Other assets	32,073	13,513
Total other assets	$288,913	$278,189
(1)See Note 9 - Derivative Instruments for information regarding derivative instruments
(2)See Note 12 - Variable Interest Entities regarding alternative energy partnerships, LIHTC and other CRA investments
The following table presents the components of accrued expenses and other liabilities as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Accrued interest payable	$14,446	$7,004
Accounts payable and accrued expenses	32,998	37,560
Derivative liabilities(1)	10,254	2,251
Lease liability	31,640	33,122
Commitments to fund LIHTC(2)	17,054	17,480
Reserve for unfunded noncancellable loan commitments	4,805	5,305
Reserve for loss on repurchased loans	2,846	2,989
Other liabilities	6,312	8,512
Total accrued expenses and other liabilities	$120,355	$114,223
(1)See Note 9 - Derivative Instruments for information regarding derivative instruments
(2)See Note 14 - Loan Commitments and Other Related Activities regarding commitments to fund LIHTC

NOTE 16 – REVENUE RECOGNITION
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Noninterest income
In scope of Topic 606
Deposit service fees	$1,263	$1,654
Debit card fees	377	453
Other	368	159
Noninterest income (in-scope of Topic 606)	2,008	2,266
Noninterest income (out-of-scope of Topic 606)	5,851	3,644
Total noninterest income	$7,859	$5,910

We do not typically enter into long-term revenue contracts with clients and as of March 31, 2023 and December 31, 2022, we did not have any significant contract balances within the scope of Topic 606. As of March 31, 2023, we did not capitalize any revenue contract acquisition costs.
Sale-leaseback Transactions
In January 2022, we completed a sale-leaseback transaction for $2.4 million and recognized a gain of $771 thousand. Gains related to sale-leaseback are included in other income in the accompanying consolidated statements of operations.
NOTE 17 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2023, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
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
Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in an aggregate amount less than $120 thousand for each of the three months ended March 31, 2023 and 2022.

NOTE 18 – LITIGATION
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

NOTE 19 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on March 31, 2023 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
Subsequent to March 31, 2023, we repurchased 652,672 shares of common stock at a weighted average price of $11.75, or $7.7 million. Since the announcement of the stock repurchase program on February 13, 2023, we have repurchased a total of 1,063,618 shares of common stock at a weighted average price of $12.08 per share, or $12.8 million.
There have been no other subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of March 31, 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities through our 28 full service branches in California, extending from San Diego to Santa Barbara. Through our dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed to serve the banking and financial needs of our target clients. We also acquired Deepstack Technologies in 2022 to be able to offer full stack payment processing solutions and further our ability to serve as the hub of our clients' financial services ecosystem.
Economy and Banking Industry Impact
Economic uncertainty and concerns regarding the stability of the U.S. banking system following recent bank failures contributed to a challenging operating environment for our Company in the first quarter of 2023. Additionally, the Federal Reserve continued to raise the short-term federal funds rate, which increased 75 basis points since the start of the year, as inflation persists. As our assets and liabilities are primarily monetary in nature, the effect of changes in interest rates has a significant impact on our performance.
The rising interest rate environment may lead to lower demand for loans, higher credit losses, decreased values for our investment securities, among other negative effects. Additionally, it may create more intense competition for low-cost deposits, potential for deposit outflows as rate-sensitive depositors seek higher yielding products or investment alternatives, and increased deposit rates and borrowing costs. The recent industry events could further accelerate the deposit outflows experienced by most mid-sized banks during the quarter.
While our deposit base has been largely stable since the recent banking industry disruption, we increased our level of overnight borrowings and added short-term brokered deposits to increase our liquidity at March 31, 2023. We had primary and secondary liquidity availability of just over $4.0 billion, or 2.2 times our uninsured and uncollateralized deposits, with $1.0 billion of cash at quarter end. While these actions had an impact on our level of profitability and net interest margin in the first quarter, we believe it was prudent from a risk management perspective. The short-term nature of this additional liquidity provides flexibility to make adjustments in our liability mix as market conditions evolve.
Our first quarter of 2023 results show continued progress on the execution of our strategic initiatives to build long-term franchise value while maintaining disciplined expense management. We remained steadfastly focused on credit quality and continued to grow a stable, high quality deposit base by bringing new commercial relationships to the bank. In the past several quarters, we have also taken a proactive approach to reposition our balance sheet, conservatively managed to maintain a strong capital position, and temporarily increased our liquidity in response to market events at the end of the quarter Through our disciplined approach, we believe that we are well positioned to manage through the current rising rate environment and navigate time of stress in the banking system.
Financial Highlights
For the first quarter of 2023, net income was $20.3 million, or $0.34 per diluted common share. This compares to net income of $21.5 million, or $0.36 per diluted common share, for the fourth quarter of 2022 and net income of $48.5 million and net income available to common stockholders of $43.3 million, or $0.69 per diluted common share, for the first quarter of 2022. The first quarter of 2022 net income available to common stockholders included a $31.3 million pre-tax recovery from the settlement of a previously charged-off loan and a $3.7 million after-tax charge related to the redemption of Series E Preferred Stock.
On an adjusted basis, net income was $21.7 million for the quarter, or $0.37 per diluted common share, for the first quarter of 2023.(1) This compares to adjusted net income of $26.8 million, or $0.45 per diluted common share, for the fourth quarter of 2022, which excluded a pre-tax loss on sale of securities of $7.7 million, and $48.5 million, or $0.75 per diluted common share for the first quarter of 2022.(1)
1 Non-GAAP measures; refer to section “Non-GAAP Measures”

First quarter of 2023 highlights:
•Diversified core deposit base with noninterest-bearing deposits representing 38% of average deposits and 36% at quarter end. Uninsured and uncollateralized deposits comprised 27% of total deposits.
•Significant available excess liquidity with immediately available on-balance sheet liquidity and unused borrowing capacity of $4.0 billion, including $1.0 billion in cash. Available liquidity was 2.2 times the level of uninsured and uncollateralized deposits.
•Low unrealized losses, with AFS unrealized losses of $46.8 million on securities of $958.4 million, representing 3.8% of CET1 capital. Total AFS and HTM unrealized losses of $102.4 million on total securities of $1.29 billion represented 8.3% of CET1 capital.
•High capital ratios remained well above the regulatory thresholds for "well capitalized" banks, including a 14.22% total risk-based capital ratio, a 11.79% Tier 1 capital ratio, a 11.79% CET1 capital ratio and a 9.65% Tier 1 leverage ratio.
•Stable asset quality as total delinquent loans decreased 20%, or 25 bps, to 1.03% and classified assets also decreased 20%, or 33 bps, to 1.34% from the prior quarter. Total net annualized charge-offs for the quarter were 0.22% of average loans. The ACL ratio remained relatively flat at 1.27% of total loans and 158% of nonperforming assets.
•Other performance highlights as follows:
◦Book value per share of $16.33, up from $16.26
◦Tangible common equity per share of $14.26, up from $14.19(1)
◦Repurchased $5.2 million of common stock through March 31, 2023 and $12.8 million total as of May 4, 2023
◦Increased the quarterly dividend 67% to $0.10 per share
◦Net deposit outflow in the first quarter of only 2%

CRITICAL ACCOUNTING ESTIMATES
We follow accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses on the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified our most critical accounting policies and accounting estimates as: allowance for credit losses, business combinations, value of acquired loans, goodwill and deferred income taxes. See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Unaudited) included in Item 1 for a description of these policies.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
See Note 1 - Summary of Significant Accounting Policies.
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
Tangible assets, tangible equity, tangible common equity, tangible common equity to tangible assets, tangible common equity per share, return on average tangible common equity, adjusted noninterest income, adjusted noninterest expense, adjusted noninterest income to adjusted total revenue, adjusted noninterest expense to average total assets, pre-tax pre-provision (PTPP) income, adjusted PTPP income, PTPP income ROAA, adjusted PTPP income ROAA, efficiency ratio, adjusted efficiency ratio, adjusted net income, adjusted net income available to common stockholders, adjusted diluted earnings per share (EPS), adjusted return on average assets (ROAA), and adjusted common equity tier 1 (CET 1) capital constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
Tangible assets and tangible equity are calculated by subtracting goodwill and other intangible assets from total assets and total equity. Tangible common equity is calculated by subtracting preferred stock, as applicable, from tangible equity. Return on average tangible common equity is calculated by dividing net income available to common stockholders, after adjustment for amortization of intangible assets, by average tangible common equity. Banking regulators also exclude goodwill and other intangible assets from stockholders' equity when assessing the capital adequacy of a financial institution.
PTPP income is calculated by adding net interest income and noninterest income (total revenue) and subtracting noninterest expense. Adjusted PTPP income is calculated by adding net interest income and adjusted noninterest income (adjusted total revenue) and subtracting adjusted noninterest expense. PTPP income ROAA is calculated by dividing annualized PTPP income by average assets. Adjusted PTPP income ROAA is calculated by dividing annualized adjusted PTPP income by average assets. Efficiency ratio is calculated by dividing noninterest expense by total revenue. Adjusted efficiency ratio is calculated by dividing adjusted noninterest expense by adjusted total revenue.
Adjusted net income is calculated by adjusting net income for tax-effected noninterest income and noninterest expense adjustments and the tax impact from the exercise of stock appreciation rights for the periods indicated. Adjusted ROAA is calculated by dividing annualized adjusted net income by average assets. Adjusted net income available to common stockholders is calculated by removing the impact of preferred stock redemptions from adjusted net income. Adjusted diluted earnings per share is calculated by dividing adjusted net income available to common stockholders by the weighted average diluted common shares outstanding.
Common equity tier 1 and the common equity tier 1 ratio are defined by regulatory capital rules. Adjusted CET 1 is calculated by subtracting net unrealized losses on securities from CET 1 capital and provided to reflect management’s assessment of capital impacts from net unrealized losses on securities.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

(Dollars in thousands, except per share data) (Unaudited)	March 31, 2023	December 31, 2022
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$10,038,901	$9,197,016
Less goodwill	(114,312)	(114,312)
Less other intangible assets	(7,065)	(7,526)
Tangible assets(1)	$9,917,524	$9,075,178

Total stockholders' equity	$958,907	$959,618
Less goodwill	(114,312)	(114,312)
Less other intangible assets	(7,065)	(7,526)
Tangible common equity(1)	$837,530	$837,780

Total stockholders' equity to total assets	9.55%	10.43%
Tangible common equity to tangible assets(1)	8.44%	9.23%

Common shares outstanding	58,237,303	58,544,534
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	58,714,624	59,021,855

Book value per common share	$16.33	$16.26
Tangible common equity per common share(1)	$14.26	$14.19
(1)Non-GAAP measure.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2023	December 31, 2022	March 31, 2022
Return on tangible common equity
Average total stockholders' equity	$1,004,794	$989,414	$1,049,912
Less average preferred stock	—	—	(75,965)
Average total common stockholders' equity	1,004,794	989,414	973,947
Less average goodwill	(114,312)	(114,312)	(94,307)
Less average other intangibles	(7,355)	(7,869)	(6,224)
Average tangible common equity(1)	$883,127	$867,233	$873,416

Net income available to common stockholders	$20,278	$21,519	$43,345
Add amortization of other intangibles	461	555	441
Less tax effect on amortization of other intangibles(2)	(136)	(164)	(130)
Net income available to common stockholders(1)	$20,603	$21,910	$43,656

Return on average equity	8.18%	8.63%	18.74%
Return on average tangible common equity(1)	9.46%	10.02%	20.27%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory Federal tax rate of 29.6%.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2023	December 31, 2022	March 31, 2022
Adjusted noninterest income
Total noninterest income	$7,859	$(1,427)	$5,910
Noninterest income adjustments:
Net loss (gain) on securities available-for-sale	—	7,708	(16)
Total noninterest income adjustments	—	7,708	(16)
Adjusted noninterest income(1)	$7,859	$6,281	$5,894

Adjusted noninterest expense
Total noninterest expense	$51,239	$48,203	$46,596
Noninterest expense adjustments:
Indemnified legal (fees) recoveries	(380)	869	106
Noninterest expense adjustments before (loss) gain in alternative energy partnership investments	(380)	869	106
(Loss) gain in alternative energy partnership investments	(1,618)	(608)	(158)
Total noninterest expense adjustments	(1,998)	261	(52)
Adjusted noninterest expense(1)	$49,241	$48,464	$46,544

Average assets	$9,317,209	$9,257,311	$9,392,305
Noninterest income to total revenue	9.71%	(1.81)%	7.18%
Adjusted noninterest income to adjusted total revenue(1)	9.71%	7.26%	7.16%
Noninterest expense to average total assets(2)	2.23%	2.07%	2.01%
Adjusted noninterest expense to average total assets(1)(2)	2.14%	2.08%	2.01%
(1)Non-GAAP measure.
(2)Ratio presented on an annualized basis.

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2023	December 31, 2022	March 31, 2022
Adjusted pre-tax pre-provision income
Net interest income	$73,053	$80,217	$76,441
Noninterest income	7,859	(1,427)	5,910
Total revenue	80,912	78,790	82,351
Noninterest expense	51,239	48,203	46,596
Pre-tax pre-provision income(1)	$29,673	$30,587	$35,755

Total revenue	$80,912	$78,790	$82,351
Total noninterest income adjustments	—	7,708	(16)
Adjusted total revenue(1)	80,912	86,498	82,335

Noninterest expense	51,239	48,203	46,596
Total noninterest expense adjustments	(1,998)	261	(52)
Adjusted noninterest expense(1)	49,241	48,464	46,544
Adjusted pre-tax pre-provision income(1)	$31,671	$38,034	$35,791

Average assets	$9,317,209	$9,257,311	$9,392,305
Pre-tax pre-provision income ROAA(1)(2)	1.29%	1.31%	1.54%
Adjusted pre-tax pre-provision income ROAA(1)(2)	1.38%	1.63%	1.55%
Efficiency ratio(1)(2)	63.33%	61.18%	56.58%
Adjusted efficiency ratio(1)(2)	60.86%	56.03%	56.53%
(1)Non-GAAP measure.
(2)Ratio presented on an annualized basis.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Adjusted net income
Net income(1)(2)	$20,278	$21,519	$48,512
Adjustments:
Noninterest income	—	7,708	(16)
Noninterest expense adjustments	1,998	(261)	52
Tax impact of adjustments above(3)	(591)	(2,202)	(11)
Adjustments to net income	1,407	5,245	25
Adjusted net income(2)(4)	$21,685	$26,764	$48,537

Average assets	$9,317,209	$9,257,311	$9,392,305
ROAA (5)	0.88%	0.92%	2.09%
Adjusted ROAA(4)(5)	0.94%	1.15%	2.10%

Adjusted net income available to common stockholders
Net income available to common stockholders	$20,278	$21,519	$43,345
Adjustments to net income	1,407	5,245	25
Adjustments for impact of preferred stock redemption	—	—	3,747
Adjusted net income available to common stockholders(4)	$21,685	$26,764	$47,117

Average diluted common shares	59,206,619	59,725,283	62,906,003
Diluted EPS	$0.34	$0.36	$0.69
Adjusted diluted EPS(4)(6)	$0.37	$0.45	$0.75
(1)Net income for the three months ended December 31, 2022 includes a $7.7 million pre-tax loss on sale of securities.
(2)Net income and adjusted net income for the three months ended March 31, 2022 includes a $31.3 million pre-tax reversal of credit losses due to the recovery from the settlement of a previously charged-off loan; there is no similar recovery in any of the other periods presented. The Bank previously recognized a $35.1 million charge-off for this loan during the third quarter of 2019.
(3)Tax impact of adjustments shown at an effective tax rate of 29.6%.
(4)Non-GAAP measure.
(5)Ratio presented on an annualized basis.
(6)Represents adjusted net income available to common stockholders divided by average diluted common shares.

March 31, 2023
Adjusted Common Equity Tier 1 (CET 1) capital(1)
CET 1 capital	$888,339
Less unrealized loss on AFS securities, net of tax	(33,687)
Less unrealized loss on HTM securities, net of tax	(40,036)
Adjusted CET 1 capital(2)	$814,616

Unrealized loss on AFS securities, net of tax, to CET 1 capital	3.79%
Unrealized loss on HTM securities, net of tax, to CET 1 capital	4.51%
Total unrealized loss on AFS and HTM securities, net of tax, to CET 1 capital	8.30%

Total risk-weighted assets	$7,533,336

CET 1 ratio	11.79%

(1)March 31, 2023 presented to reflect management’s assessment of capital impact from net unrealized losses on securities. Tax rate of 28.0% used for calculation purposes.
(2)Non-GAAP measure.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)(2)	$6,994,958	$87,418	5.07%	$7,155,780	$88,717	4.92%	$7,262,774	$76,234	4.26%
Securities	1,297,640	14,909	4.66%	1,221,147	12,905	4.19%	1,292,079	7,309	2.29%
Other interest-earning assets (3)	389,051	4,592	4.79%	239,336	2,490	4.13%	265,339	726	1.11%
Total interest-earning assets	8,681,649	106,919	4.99%	8,616,263	104,112	4.79%	8,820,192	84,269	3.87%
Allowance for loan losses	(84,267)			(91,606)			(92,618)
BOLI and noninterest-earning assets (4)	719,827			732,654			664,731
Total assets	$9,317,209			$9,257,311			$9,392,305
Interest-bearing liabilities:
Interest-bearing checking	$1,951,618	8,514	1.77%	$1,854,333	4,998	1.07%	$2,409,262	641	0.11%
Savings and money market	1,070,911	2,001	0.76%	1,308,383	2,379	0.72%	1,673,244	510	0.12%
Certificates of deposit	1,189,658	10,012	3.41%	1,072,953	6,901	2.55%	508,244	237	0.19%
Total interest-bearing deposits	4,212,187	20,527	1.98%	4,235,669	14,278	1.34%	4,590,750	1,388	0.12%
FHLB advances and FRB borrowings	1,067,125	9,648	3.67%	684,177	5,528	3.21%	459,749	2,953	2.60%
Other borrowings	4,773	57	4.84%	41,075	414	4.00%	116,495	55	0.19%
Long-term debt	274,939	3,634	5.36%	274,812	3,675	5.31%	274,417	3,432	5.07%
Total interest-bearing liabilities	5,559,024	33,866	2.47%	5,235,733	23,895	1.81%	5,441,411	7,828	0.58%
Noninterest-bearing deposits	2,617,973			2,897,755			2,795,633
Noninterest-bearing liabilities	135,418			134,409			105,349
Total liabilities	8,312,415			8,267,897			8,342,393
Total stockholders’ equity	1,004,794			989,414			1,049,912
Total liabilities and stockholders’ equity	$9,317,209			$9,257,311			$9,392,305
Net interest income/spread		$73,053	2.52%		$80,217	2.98%		$76,441	3.29%
Net interest margin (5)			3.41%			3.69%			3.51%

Ratio of interest-earning assets to interest-bearing liabilities	156%			165%			162%
Total deposits(6)	6,830,160	20,527	1.22%	7,133,424	14,278	0.79%	7,386,383	1,388	0.08%
Total funding (7)	8,176,997	33,866	1.68%	8,133,488	23,895	1.17%	8,237,044	7,828	0.39%
(1)Includes average loans held for sale of $4.3 million, $4.4 million and $3.4 million for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively, which are included in other assets in the accompanying consolidated statements of financial condition.

(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the allowance for credit losses. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $324 thousand, $456 thousand and $(416) thousand for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $127.4 million, $126.5 million and $124.0 million for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
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

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
Net interest income decreased $7.2 million to $73.1 million for the first quarter of 2023 from the fourth quarter of 2022 due to a higher average balance and cost of interest-bearing liabilities, partially offset by a higher average balance and yield on interest-earning assets. The net interest margin decreased 28 basis points to 3.41% for the first quarter as the average interest-earning assets yield increased 20 basis points and the cost of average total funding increased 51 basis points.
The yield on average interest-earning assets increased to 4.99% for the first quarter from 4.79% for the fourth quarter mainly due to higher yields on loans, securities and other interest-earning assets. The overall loan yield increased 15 basis points to 5.07% during the first quarter compared to the fourth quarter of 2022 as a result of the impact of higher market interest rates and changes in portfolio mix. The loan yields include the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest and accelerated discount accretion on the early payoff of purchased loans; these items increased the overall loan yield by 8 basis points in the first quarter and 6 basis points in the fourth quarter. The yield on securities increased 47 basis points to 4.66% due mostly to rate resets in the CLO portfolio and the positive impact of the investment portfolio repositioning during the fourth quarter to sell lower-yielding securities and reinvest the proceeds in higher-yielding securities.
The average cost of funds increased 51 basis points to 1.68% for the first quarter from 1.17% for the fourth quarter. This increase was due partially to the conservative strategy to hold extra liquidity toward the end of the quarter due to the operating environment. The increase in the average cost of funds was driven by the higher cost of average interest-bearing liabilities, which increased 66 basis points to 2.47% for the first quarter from 1.81% for the fourth quarter. The cost of average interest-bearing deposits increased 64 basis points to 1.98% for the first quarter from 1.34% for the fourth quarter while the cost of average FHLB advances and FRB borrowings increased 46 basis points to 3.67% for the first quarter from 3.21% for the fourth quarter. The increase in the cost of these funding sources was due to the increase in higher cost borrowed funds and the impact of higher market interest rates as the average effective Federal Funds rate increased 86 basis points from 3.65% in the fourth quarter to 4.51% in the first quarter.
Average noninterest-bearing deposits were $279.8 million lower in the first quarter compared to the fourth quarter, and average total deposits were $303.3 million lower for the linked quarter. Average noninterest-bearing deposits represented 38% of average total deposits for the first quarter, compared to 41% for the fourth quarter. The cost of average total deposits increased 43 basis points to 1.22% for the first quarter.
Average FHLB advances, FRB borrowings and other borrowings were $346.6 million higher in the first quarter compared to the fourth quarter as wholesale funding sources were strategically utilized to further improve liquidity and manage funding costs.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net interest income for the first quarter of 2023 decreased $3.4 million to $73.1 million compared to $76.4 million for the same 2022 period. Net interest income was negatively impacted by higher average balance and cost of interest-bearing liabilities, partially offset by a higher average balance and yield on interest-earning assets.

The net interest margin decreased 10 basis points to 3.41% for the first quarter of 2023 as the average interest-earning assets yield increased 112 basis points and the average cost of total funding increased 129 basis points. The average yield on interest-earning assets increased to 4.99% for the first quarter of 2023 from 3.87% for the same 2022 period due to the mix of interest-earning assets and higher yields on securities and other interest-earning assets driven by higher market interest rates. Average loans decreased by $267.8 million due mostly to reductions in average warehouse lending balances, offset by loan growth within other loans classes. The average yield on loans increased 81 basis points to 5.07% for the first quarter of 2023, compared to 4.26% for the same 2022 period. The loan yield includes the impact of prepayment penalty fees, the net reversal or recapture of nonaccrual loan interest, and accelerated discount accretion on the early payoff of purchased loans; these items increased the loan yield by 8 basis points in the first quarter of 2023 compared to 12 basis points for same 2022 period.

The average cost of funds increased 129 basis points to 1.68% for the first quarter of 2023, from 0.39% for the same 2022 period. This increase was driven by the higher cost of average interest-bearing liabilities impacted by higher market interest rates and the conservative strategy to hold extra liquidity toward the end of first quarter of 2023 due to the operating environment. The average cost of interest-bearing liabilities increased 189 basis points to 2.47% for the first quarter of 2023 from 0.58% for the same 2022 period, partially offset by changes in funding mix, including lower average interest-bearing deposit balances and average other borrowings. Average noninterest-bearing deposits represented 38% of total average deposits for the first quarter of 2023 and 2022. The average cost of interest-bearing deposits increased 186 basis points to 1.98% for the first quarter of 2023 from 0.12% for the same 2022 period while the average cost of total deposits increased 114 basis points to 1.22% for the first quarter of 2023, compared to 0.08% for the same 2022 period. The average Federal funds rate was 4.51% for the first quarter of 2022 compared to 0.12% for the same 2022 period.

Average FHLB advances, FRB borrowings and other borrowings increased $495.7 million due to our proactive strategy to increase liquidity in the first quarter of 2023.

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

	Three Months Ended March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate
Interest and dividend income:
Total loans	$(2,891)	$14,075	$11,184
Securities	32	7,568	7,600
Other interest-earning assets	477	3,389	3,866
Total interest and dividend income	$(2,382)	$25,032	$22,650
Interest expense:
Interest-bearing checking	$(147)	$8,020	$7,873
Savings and money market	(226)	1,717	1,491
Certificates of deposit	716	9,059	9,775
FHLB advances and FRB borrowings	5,109	1,586	6,695
Other borrowings	(100)	102	2
Long-term debt	7	195	202
Total interest expense	5,359	20,679	26,038
Net interest income	$(7,741)	$4,353	$(3,388)

Provision for Credit Losses
The provision for credit losses is charged to operations and is adjusted in each period to a level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended
($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Provision for (reversal of) credit losses - loans	$2,500	$1,100	$(31,342)
(Reversal of) credit losses - unfunded noncancellable loan commitments	(500)	(1,100)	(200)
Total provision for (reversal of) credit losses	$2,000	$—	$(31,542)

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
The provision for credit losses was $2.0 million for the first quarter and included a $2.5 million provision for credit losses related to loans, partially offset by a $500 thousand reversal of credit losses related to lower unfunded commitments. There was no provision for credit losses for the fourth quarter. The increase in provision for credit losses was due to an increase in specific reserves and deterioration in the macroeconomic outlook, partially offset by net charge-off activity, changes in the portfolio mix and a decrease in total loan balances.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The provision for credit losses for the first quarter of 2023 was $2.0 million, compared to a reversal of $31.5 million for the same 2022 period. The reversal of credit losses in the first quarter of 2022 included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019.

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Customer service fees	$1,979	$2,066	$2,434
Loan servicing income	547	561	212
Income from bank owned life insurance	900	923	796
Net (loss) gain on sale of securities available-for-sale	—	(7,708)	16
Other income	4,433	2,731	2,452
Total noninterest income	$7,859	$(1,427)	$5,910

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
Noninterest income increased $9.3 million to $7.9 million for the first quarter due mainly to the previous quarter including a $7.7 million loss on the sale of investment securities, coupled with higher other income of $1.7 million. Other income included $1.1 million in recoveries of certain charged-off loans acquired in a previous business combination and higher income from equity investments of $750 thousand.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Noninterest income for the first quarter of 2023 increased $1.9 million to $7.9 million compared to the same quarter in 2022 due to higher other income of $2.0 million and loan servicing income of $335 thousand, partially offset by lower customer service fees of $455 thousand. The increase in other income was due mostly to higher income from equity investments of $1.7 million and the aforementioned $1.1 million in recoveries of certain charged-off loans acquired in a previous business combination, partially offset by lower gain of $771 thousand related to a sale-leaseback transaction recognized in the first quarter of 2022. The increase in loan servicing income was due mostly to the acquisition of mortgage servicing rights in the second quarter of 2022. The decrease in customer services fees was due mainly to lower deposit activity fees of $437 thousand attributed to lower average deposit balances between periods.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Salaries and employee benefits	$29,656	$27,812	$28,987
Occupancy and equipment	5,526	5,740	5,637
Professional fees	4,072	3,193	2,839
Data processing	1,563	1,744	1,828
Regulatory assessments	1,202	905	775
Software and technology	3,274	3,197	2,700
Reversal of loan repurchase reserves	(11)	(17)	(471)
Amortization of other intangibles	461	555	441
Other expense	3,878	4,466	3,702
Noninterest expense before loss on investments in alternative energy partnerships	49,621	47,595	46,438
Loss on investments in alternative energy partnerships	1,618	608	158
Total noninterest expense	$51,239	$48,203	$46,596

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
Noninterest expense increased $3.0 million to $51.2 million for the first quarter compared to the fourth quarter. The increase was due to (i) higher salaries and employee benefits of $1.8 million including $1.0 million of severance costs related to expense management and higher payroll taxes normally incurred during the first quarter, (ii) higher net loss in alternative energy partnership investments of $1.0 million, (iii) higher professional fees of $879 thousand, due to a $1.2 million increase in indemnified legal fees (net of recoveries) offset by a $370 thousand decrease in other professional fees, and (iv) higher regulatory assessments of $297 thousand as the FDIC increased assessment rates in the first quarter. These increases were partially offset by lower other expenses of $994 thousand due to ongoing expense management. Professional fees included net indemnified legal expenses of $380 thousand in the first quarter compared to net indemnified legal recoveries of $869 thousand in the fourth quarter.

Adjusted noninterest expense increased $777 thousand to $49.2 million for the first quarter compared to $48.5 million for the prior quarter. This increase was due to higher salaries and benefits of $1.8 million and regulatory assessments of $297 thousand, partially offset by lower professional fees of $370 thousand, and other expenses of $994 thousand.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Noninterest expense increased $4.6 million to $51.2 million for the first quarter of 2023 from $46.6 million for the comparable 2022 period due mostly to (i) higher loss on investments in alternative energy partnerships of $1.5 million, (ii) higher professional fees of $1.2 million, due mostly to higher legal fees of $446 thousand and higher net indemnified legal costs of $380 thousand for the first quarter of 2023 compared to net recoveries of $106 thousand during 2022, (iii) higher salaries and employee benefits of $669 thousand due to the first quarter of 2023 including $1.0 million of severance costs related to expense management, partially offset by lower headcount, (iv) higher software and technology costs of $574 thousand, and (v) higher regulatory assessments of $427 thousand due to higher assessment rates and (vi) lower reversal of loss on repurchased loans of $460 thousand.

(1) Non-GAAP measure.
Income Tax Expense
For the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, income tax expense was $7.4 million, $9.1 million, and $18.8 million, resulting in an effective tax rate of 26.7%, 29.6% and 27.9%, respectively. The effective tax rate for the full year 2023 is estimated to be 27% to 28%.
For additional information, see Note 8 to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION
Investment Securities
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. Certain investment securities can be pledged as collateral to obtain public deposits or to provide a secondary source of liquidity in the form of secured borrowings from the FHLB, the FRB, or other financial institutions for repurchase agreements.

Investment Securities Available-for-Sale
The following table presents the amortized cost and fair value of the investment securities available-for-sale portfolio and the corresponding amounts of gross unrealized gains and losses recognized in AOCI as of the dates indicated:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities available-for-sale:
SBA loan pool securities	$10,332	$10,279	$(53)	$11,241	$11,187	$(54)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	84,739	84,376	(363)	40,431	40,206	(225)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	97,579	92,751	(4,828)	99,075	93,191	(5,884)
Non-agency residential mortgage-backed securities	125,917	115,371	(10,546)	90,832	80,492	(10,340)
Collateralized loan obligations	490,860	479,623	(11,237)	492,203	476,603	(15,600)
Corporate debt securities	195,789	176,027	(19,762)	175,781	166,618	(9,163)
Total securities available-for-sale	$1,005,216	$958,427	$(46,789)	$909,563	$868,297	$(41,266)

Securities available-for-sale were $958.4 million at March 31, 2023, an increase of $90.1 million, or 10.4%, from $868.3 million at December 31, 2022. The increase was mainly due to purchases of $101.7 million, offset by principal payments of $6.2 million, and net unrealized losses of $5.5 million.
Net unrealized losses on securities available-for-sale were $46.8 million at March 31, 2023, compared to $41.3 million at December 31, 2022. The net unrealized gain or loss on securities available-for-sale, net of tax, is reflected in accumulated other comprehensive income (loss). During the first quarter of 2023, wider credit spreads within corporate debt securities, offset by improvement in the valuation of CLOs, agency CMOs, and non-agency residential MBS securities resulted in higher net unrealized losses in our securities portfolio.
CLOs totaled $479.6 million and $476.6 million and were all AAA and AA-rated at March 31, 2023 and December 31, 2022. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
We did not record credit impairment for any investment securities for the three months ended March 31, 2023 or 2022.
We monitor our securities portfolio to ensure it has adequate credit support and consider the lowest credit rating for identification of potential credit impairment. As of March 31, 2023, we believe there was no credit impairment and the decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in credit market conditions. We do not have the current intent to sell securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of March 31, 2023, all of our investment securities in an unrealized loss position received an investment grade credit rating.

Investment Securities Held-to-Maturity
The following table presents the amortized cost and fair value of investment securities held-to-maturity as of the dates indicated:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$152,937	$127,985	$(24,952)	$153,033	$123,226	$(29,807)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,380	50,638	(10,742)	61,404	49,458	(11,946)
Municipal securities	114,203	94,292	(19,911)	114,204	89,776	(24,428)
Total securities held-to-maturity	$328,520	$272,915	$(55,605)	$328,641	$262,460	$(66,181)
Securities held-to-maturity totaled $328.5 million at March 31, 2023, compared to $328.6 million at December 31, 2022. At March 31, 2023, securities held-to-maturity included $214.3 million in agency securities and $114.2 million in municipal securities.
During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which became part of the securities’ amortized cost basis. This amount, along with the unrealized loss included in AOCI, is subsequently amortized over the life of the security as an adjustment to its yield using the interest method. As a result, there is no impact on the consolidated statements of operations.
Net unrealized losses on securities held-to-maturity were $55.6 million at March 31, 2023, compared to $66.2 million, at December 31, 2022. For both periods, net unrealized losses included $15.5 million and $15.8 million related to the unamortized portion of the unrealized losses from the transfer of certain fixed-rate mortgage-backed securities and municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio.

The following table presents the fair values and weighted average yields using amortized cost of the securities available-for-sale portfolio as of March 31, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$10,279	4.23%	$—	—%	$—	—%	$—	—%	$10,279	4.23%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	84,376	5.59%	84,376	5.59%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,459	5.19%	7,972	3.43%	25,234	2.96%	54,086	5.01%	92,751	4.26%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	115,371	3.82%	115,371	3.82%
Collateralized loan obligations	479,623	6.42%	—	—%	—	—%	—	—%	479,623	6.42%
Corporate debt securities	—	—%	163,514	4.95%	12,513	5.73%	—	—%	176,027	5.00%
Total securities available-for-sale	$495,361	6.36%	$171,486	4.88%	$37,747	3.83%	$253,833	4.63%	$958,427	5.52%

The following table presents the amortized cost and weighted average yields using amortized cost of the securities held-to-maturity portfolio as of March 31, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$9,354	2.51%	$143,583	2.70%	$152,937	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	61,380	2.64%	61,380	2.64%
Municipal securities	—	—%	—	—%	26,900	2.31%	87,303	2.71%	114,203	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$36,254	2.36%	$292,266	2.69%	$328,520	2.66%

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022	Amount Change	Percentage Change
Commercial:
Commercial and industrial(1)	$1,787,147	$1,845,960	$(58,813)	(3.2)%
Commercial real estate	1,302,277	1,259,651	42,626	3.4%
Multifamily	1,678,300	1,689,943	(11,643)	(0.7)%
SBA	65,040	68,137	(3,097)	(4.5)%
Construction	260,167	243,553	16,614	6.8%
Total commercial loans	5,092,931	5,107,244	(14,313)	(0.3)%
Consumer:
Single family residential mortgage	1,877,114	1,920,806	(43,692)	(2.3)%
Other consumer	84,335	86,988	(2,653)	(3.0)%
Total consumer loans	1,961,449	2,007,794	(46,345)	(2.3)%
Total loans(2)	7,054,380	7,115,038	(60,658)	(0.9)%
Allowance for loan losses	(84,560)	(85,960)	1,400	(1.6)%
Total loans receivable, net	$6,969,820	$7,029,078	$(59,258)	(0.8)%
(1)Includes warehouse lending balances of $636.7 million and $602.5 million at March 31, 2023 and December 31, 2022.
(2)Total loans include net deferred loan origination costs (fees), purchased premiums (discounts), and fair value allocations of premiums (discounts) totaling $7.3 million and $7.1 million at March 31, 2023 and December 31, 2022.

Total loans ended the first quarter of 2023 at $7.05 billion, down $60.7 million from $7.12 billion at December 31, 2022, comprised of a $14.3 million decrease in our commercial portfolio and a $46.3 million in our consumer portfolio.
During the three months ended March 31, 2023, the decrease in our commercial portfolio included (i) a $58.8 million decrease commercial and industrial loans, comprised of a $93.0 million decrease in non-warehouse loans offset partially by a $34.2 million increase in warehouse lending balances, (ii) an $11.6 million decrease in multifamily loans driven by payoff activity, and (iii) a $3.1 million decrease in SBA loans, partially offset by (iv) a $42.6 million increase in commercial real estate loans and (v) a $16.6 million increase in construction loan balances. The decrease in our consumer portfolio was due mostly to a $43.7 million decrease in single-family residential (SFR) loans.
Loan fundings of $398.9 million in the first quarter included net warehouse advances of $34.2 million, offset by other loan paydowns and payoffs of $453.9 million.

Loan concentrations were well-diversified between products and industries. In particular, at March 31, 2023, the CRE portfolio of $1.30 billion had balances related to office loans of $359.8 million. This was comprised of general office of $273.7 million with a weighted average LTV of 54% and debt service coverage ratio of 1.6x and medical office of $86.1 million with a weighted average LTV of 58% and debt service coverage ratio of 1.7x.
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

The following table presents the risk categories for total loans by class of loans as of March 31, 2023 and December 31, 2022:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2023
Commercial:
Commercial and industrial	$1,728,776	$17,619	$36,813	$3,939	$1,787,147
Commercial real estate	1,291,705	7,780	2,792	—	1,302,277
Multifamily	1,649,269	14,018	15,013	—	1,678,300
SBA	53,479	999	10,562	—	65,040
Construction	260,167	—	—	—	260,167
Consumer:
Single family residential mortgage	1,840,511	11,338	25,265	—	1,877,114
Other consumer	83,872	119	344	—	84,335
Total	$6,907,779	$51,873	$90,789	$3,939	$7,054,380

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial:
Commercial and industrial	$1,749,284	$49,399	$43,273	$4,004	$1,845,960
Commercial real estate	1,248,196	1,745	9,710	—	1,259,651
Multifamily	1,658,521	2,997	28,425	—	1,689,943
SBA	55,789	800	11,548	—	68,137
Construction	243,553	—	—	—	243,553
Consumer:
Single family residential mortgage	1,889,911	9,101	21,794	—	1,920,806
Other consumer	86,599	138	251	—	86,988
Total	$6,931,853	$64,180	$115,001	$4,004	$7,115,038

During the three months ended March 31, 2023, total criticized and classified assets decreased $36.6 million to $146.6 million at March 31, 2023 from decreases in all categories as described below.

Total classified assets, consisting of loans risk rated substandard, doubtful and loss, decreased $24.3 million to $94.7 million at March 31, 2023. The decrease was due mostly to upgrades of $14.5 million and payoffs, paydowns and other reductions aggregating $38.8 million, partially offset by downgrades of $29.0 million. At March 31, 2023 and December 31, 2022 loans risk rated doubtful related to one commercial and industrial relationship.

Total criticized assets, consisting of loans risk rated special mention, decreased $12.3 million to $51.9 million at March 31, 2023 compared to $64.2 million at December 31, 2022 due mostly to upgrades of $30.9 million and payoffs, paydowns and other reductions aggregating $6.6 million, partially offset by downgrades of $14.2 million and upgrades from substandard loans of $11.0 million.

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Nonaccrual loans	56,545	55,251	1,294	2.3%
Total nonperforming loans	56,545	55,251	1,294	2.3%
Other real estate owned	—	—	—	—%
Total nonperforming assets	$56,545	$55,251	$1,294	2.3%
Nonaccrual loans to total loans	0.80%	0.78%
Nonperforming loans to total loans	0.80%	0.78%
Total nonperforming assets to total assets	0.56%	0.60%
ALL to nonperforming loans	149.54%	155.58%
ACL to nonperforming loans	158.04%	165.18%

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

Additional interest income of approximately $933 thousand would have been recorded during the three months ended March 31, 2023, had these loans been paid in accordance with their original terms throughout the periods indicated.

Non-performing loans increased $1.3 million to $56.5 million as of March 31, 2023, of which $8.8 million, or 16%, related to loans in a current payment status. The increase was due mostly to additions of $16.2 million, partially offset by $13.8 million in payoffs, paydowns, and charge-offs, and $1.1 million in loans returning to accrual status. Of the $16.2 million of loans placed on non-accrual status, $8.6 million related to SFR loans.
Modifications to Borrowers Experiencing Financial Difficulty (effective January 1, 2023 upon adoption of ASU 2022-02)
During the three months ended March 31, 2023, we had 2 loan modifications made to borrowers experiencing financial difficulty, with an aggregate balance of $5.0 million, of which one commercial and industrial loan of $3.9 million was previously classified as a TDR. At March 31, 2023, both loans were current.
Troubled Debt Restructurings (for modifications to borrowers experiencing financial difficulty prior to January 1, 2023)
At March 31, 2023 and December 31, 2022, we had 11 and 15 loans classified as TDRs, with an aggregate balance of $8.7 million and $16.1 million. The decrease in TDRs during the three months ended March 31, 2023 was due mostly to the aforementioned $3.9 million commercial and industrial loan that was restructured during 2022 was modified and accounted for as a new loan in the first quarter of 2023, and a $3.4 million paydown of a commercial and industrial loan.
Accruing TDRs were $2.6 million and nonaccrual TDRs were $6.1 million at March 31, 2023, compared to accruing TDRs of $2.7 million and nonaccrual TDRs of $13.4 million at December 31, 2022.
Allowance for Credit Losses (ACL)
The ACL, which includes the reserve for unfunded loan commitments, totaled $89.4 million, or 1.27% of total loans, at March 31, 2023, compared to $91.3 million, or 1.28% of total loans, at December 31, 2022. The $1.9 million decrease in the ACL was due to: (i) net charge-offs of $3.9 million, of which $3.2 million related to commercial and industrial loans, and (ii) $3.2 million from lower loan balances and changes in portfolio mix and (iii) $500 thousand lower RUC from lower unfunded commitments, partially offset by (iv) new specific reserves totaling $3.2 million, and (v) a $2.5 million increase in general reserves due mainly to the impact of the deterioration in the macroeconomic outlook. The ACL coverage of non-performing loans was 158% at March 31, 2023 compared to 165% at December 31, 2022.
The following table provides a summary of components of the allowance for credit losses and related ratios as of the dates indicated:

($ in thousands)	March 31, 2023	December 31, 2022
Allowance for credit losses:
Allowance for loan losses (ALL)	$84,560	$85,960
Reserve for unfunded loan commitments	4,805	5,305
Total allowance for credit losses (ACL)	$89,365	$91,265

ALL to total loans	1.20%	1.21%
ACL to total loans	1.27%	1.28%

The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$85,960	$5,305	$91,265	$92,584	$5,605	$98,189
Loans charged off	(3,949)	—	(3,949)	(231)	—	(231)
Recoveries of loans previously charged off	49	—	49	32,215	—	32,215
Net (charge-offs) recoveries	(3,900)	—	(3,900)	31,984	—	31,984
(Reversal of) provision for credit losses	2,500	(500)	2,000	(31,342)	(200)	(31,542)
Balance at end of period	$84,560	$4,805	$89,365	$93,226	$5,405	$98,631

The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net charge-offs to average loans by loan class for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023			2022
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$(3,244)	$1,733,055	(0.15)%	$31,235	$2,632,387	4.75%
Commercial real estate	(300)	1,297,498	(0.09)%	—	1,322,949	—%
Multifamily	—	1,689,938	—%	—	1,339,067	—%
SBA	24	32,244	0.30%	745	116,154	2.57%
Construction	—	255,344	—%	—	188,795	—%
Consumer:
Single family residential mortgage	(371)	1,897,763	(0.08)%	28	1,562,478	0.01%
Other consumer	(9)	84,786	(0.04)%	(24)	97,516	(0.10)%
Total loans	$(3,900)	$6,990,628	(0.22)%	$31,984	$7,259,346	1.76%
Net charge-offs were $3.9 million during the first quarter of 2023, compared to net recoveries of $32.0 million during the comparable 2022 period. Net charge-offs in the first quarter of 2023 were mainly due to charge-offs within the commercial and industrial portfolio, and net recoveries in the first quarter of 2022 included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019.

The following table presents a summary of the allocation of the allowance for loan losses by loan category as well as loans receivable for each category as of the dates indicated:

	March 31, 2023			December 31, 2022
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$32,644	$1,787,147	25.3%	$34,156	$1,845,960	25.9%
Commercial real estate	16,119	1,302,277	18.5%	15,977	1,259,651	17.7%
Multifamily	15,038	1,678,300	23.8%	14,696	1,689,943	23.8%
SBA	2,097	65,040	0.9%	2,648	68,137	1.0%
Construction	6,425	260,167	3.7%	5,850	243,553	3.4%
Consumer:
Single family residential mortgage	11,481	1,877,114	26.6%	12,050	1,920,806	27.0%
Other consumer	756	84,335	1.2%	583	86,988	1.2%
Total	$84,560	$7,054,380	100.0%	$85,960	$7,115,038	100.0%

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

Mortgage servicing rights totaled $21.7 million and $22.5 million at March 31, 2023 and December 31, 2022, which are included in other assets in the accompanying consolidated balance sheets. We purchased $22.7 million of SFR mortgage servicing rights, with underlying mortgage balances of $1.73 billion, during the second quarter of 2022. At March 31, 2023, the carrying value of these purchased servicing rights was $20.7 million and the unpaid principal balance of the loans underlying these purchased servicing rights was $1.66 billion.
During the three months ended March 31, 2023 and 2022, we recognized loan servicing income of $547 thousand and $212 thousand.
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
The following table presents the activity related to our investment in alternative energy partnerships for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Balance at beginning of period	$21,410	$25,888
Return of capital	(365)	(574)
Gain (loss) on investments using HLBV method	(1,618)	(158)
Balance at end of period	$19,427	$25,156
Unfunded equity commitments at end of period	$—	$—

During the three months ended March 31, 2023 and 2022, we did not fund into our alternative energy partnerships but received a return of capital of $365 thousand and $574 thousand.

During the three months ended March 31, 2023 and 2022, we recognized net losses on investment of $1.6 million and $158 thousand. From an income tax benefits perspective, we recognized no investment tax credits during these periods; however, we recorded income tax benefits related to these investments of $467 thousand and $46 thousand for the three months ended March 31, 2023 and 2022.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,506,616	36.1%	$2,809,328	39.5%	$(302,712)
Interest-bearing demand deposits	1,862,003	26.8%	1,947,247	27.3%	(85,244)
Savings and money market accounts	998,365	14.3%	1,174,925	16.5%	(176,560)
Certificates of deposit of $250,000 or less	1,178,786	17.0%	793,040	11.1%	385,746
Certificates of deposit of more than $250,000	406,204	5.8%	396,381	5.6%	9,823
Total deposits	$6,951,974	100.0%	$7,120,921	100.0%	$(168,947)

Total deposits were $6.95 billion at March 31, 2023, a decrease of $168.9 million, or 2.4%, from $7.12 billion at December 31, 2022 due mostly to lower noninterest-bearing checking balances of $302.7 million, lower savings and money market balances of $176.6 million and lower interest-bearing demand deposits of $85.2 million, partially offset by higher certificates of deposits of $395.6 million. We continue to focus on growing granular relationship-based deposits and strategically replacing short-term wholesale funding as we actively manage our funding costs. We also executed a $300 million cash flow hedge during the first quarter of 2023 to further manage our interest rate risk and reduce our exposure to higher funding costs resulting from higher interest rates. Noninterest-bearing deposits totaled $2.51 billion and represented 36% of total deposits at March 31, 2023 compared to $2.81 billion and 39% at December 31, 2022.
Insured deposits of $4.77 billion and collateralized deposits of $314.6 million represented 73% of total deposits at March 31, 2023, compared to insured deposits of $3.93 billion and collateralized deposits of $341.6 million which represented 60% of total deposits at December 31, 2022.
Brokered deposits were $1.01 billion and $614.9 million at March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, we added short-term brokered deposits to increase our liquidity due to the current operating environment.
The following table presents the scheduled maturities of certificates of deposit as of March 31, 2023:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$543,007	$236,277	$277,078	$122,424	$1,178,786
Certificates of deposit of more than $250,000	138,621	184,075	41,128	42,380	406,204
Total certificates of deposit	$681,628	$420,352	$318,206	$164,804	$1,584,990

Borrowings
We have various available lines of credit. These include the ability to borrow funds from time to time on a long-term, short-term, or overnight basis from the FHLB, the FRB, or other financial institutions. The following table presents our borrowings as of the dates indicated:

	March 31, 2023			December 31, 2022
($ in thousands)	Weighted Average Interest Rate	Weighted Average Maturity (years)	Outstanding Balance	Outstanding Balance
FHLB advances:
Overnight advances	5.11%	0.01	$325,000	$20,000
Term advances	2.91%	3.25	611,000	611,000
Term advances (putable)	3.44%	4.75	200,000	100,000
Unamortized costs			(3,330)	(3,652)
Total FHLB advances	3.63%	2.59	$1,132,670	$727,348
FRB borrowings:
Overnight advances	5.00%	0.01	$600,000	$—
In light of current volatility, we proactively performed liquidity-enhancing measures, including additional advances from FHLB and draws on available FRB facilities, during the first quarter of 2023.
FHLB Advances. FHLB advances are collateralized by a blanket lien on all real estate loans. At March 31, 2023, our secured borrowing capacity with the FHLB totaled $2.37 billion, of which the Bank was eligible to borrow an additional $821.9 million based on qualifying loans with an aggregate unpaid principal balance of $3.50 billion as of that date.
As of March 31, 2023, FHLB advances increased $405.3 million, or 55.7%, to $1.13 billion mainly due to an increase in overnight borrowings of $305.0 million and term advances of $100.0 million.
FRB Borrowings. At March 31, 2023, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) of $1.51 billion, including the secured borrowing capacity through the FRB Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs. The FRB credit programs are collateralized by certain qualifying loans with an unpaid principal balance of $1.47 billion and securities with a carrying value of $524.3 million.
We utilized available capacity in the FRB Discount Window and BIC programs through $600.0 million in overnight borrowings, but did not utilize the BTFP and there was no outstanding borrowing under this program at March 31, 2023.
Other Borrowings. The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $210.0 million, with no outstanding borrowings at March 31, 2023.
The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through AFX. The availability of such unsecured borrowings fluctuates regularly, is subject to the counterparties discretion and totaled $345.0 million and $445.0 million at March 31, 2023 and December 31, 2022. Borrowings under the AFX totaled zero at March 31, 2023 and December 31, 2022.
In addition, the holding company maintains a $50.0 million revolving line of credit, with no borrowings under this line of credit at March 31, 2023 and December 31, 2022.
For additional information, see Note 6 - Federal Home Loan Bank Advances, Federal Reserve Bank Borrowings and Other Borrowings of the Notes to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Long-term Debt
The following table presents our long-term debt as of the dates indicated:

			March 31, 2023		December 31, 2022
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$175,000	$(679)	$175,000	$(722)
Subordinated notes (1)	4.375%	10/30/2030	85,000	(1,853)	85,000	(1,899)
PMB Statutory Trust III, junior subordinated debentures	LIBOR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	LIBOR + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$277,527	$(2,532)	$277,527	$(2,621)
(1) The Subordinated Notes bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. From and including October 30, 2025 to, but excluding, the maturity date or the date of earlier redemption, the Subordinated Notes bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be 3-Month Term SOFR, plus a spread of 419.5 basis points, payable quarterly in arrears.
At March 31, 2023, we were in compliance with all covenants under our long-term debt agreements.
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
Banc of California, N.A.
Primary Sources of Liquidity: The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans, investment securities, and other short-term investments; and funds provided from operations. While scheduled payments and maturities of loans, investment securities and other short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.
At March 31, 2023, we had primary liquidity of $1.73 billion, including total cash and cash equivalents of $1.01 billion and unpledged securities available-for-sale of $724.2 million. Our cash increased $782.1 million from December 31, 2022 as we deployed a conservative strategy to hold extra liquidity due to the current operating environment.
Secondary Sources of Liquidity: The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for lending and investment activities and to enhance interest rate risk and liquidity risk management. At March 31, 2023, we had available unused secured borrowing capacities of $821.9 million from the FHLB and $913.9 million through the FRB Discount Window, BIC and BTFP programs.
The Bank has additional sources of secondary liquidity through pre-established unsecured federal funds lines with correspondent banks and pre-approved unsecured overnight borrowing lines with various financial institutions through the AFX platform totaling $555.0 million at March 31, 2023. These facilities are subject to counterparty discretion.
As of March 31, 2023, the Company had high levels of liquidity available with total cash and cash equivalents of $1.01 billion, unpledged securities available-for-sale of $724.2 million, and unused borrowing capacity of $2.29 billion, resulting in total primary and secondary liquidity available of $4.03 billion. This was 2.2 times total uninsured and uncollateralized deposits of $1.87 billion.

Banc of California, Inc.
Primary Sources of Liquidity: The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the three months ended March 31, 2023, the Bank paid $20.0 million of dividends to Banc of California, Inc. At March 31, 2023, Banc of California, Inc. had $35.8 million in cash, all of which was on deposit at the Bank.
Secondary Sources of Liquidity: In addition, the holding company has a $50.0 million revolving line of credit and there were no borrowings under this line of credit at March 31, 2023 and December 31, 2022, and we were in compliance with all covenants.
On February 13, 2023, we announced our Board of Directors authorized the repurchase of up to $35 million of our common stock. The repurchase authorization expires in February 2024. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions.
During the three months ended March 31, 2023, common stock repurchased under the program totaled 410,946 shares at a weighted average price of $12.59. As of March 31, 2023, the Company had $29.8 million remaining under the current stock repurchase authorization.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of March 31, 2023:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
Commitments to extend credit	$226,240	$19,938	$145,390	$34,054	$26,858
Unused lines of credit	1,591,443	1,191,283	269,822	103,862	26,476
Standby letters of credit	9,153	6,257	2,896	—	—
Total commitments	$1,826,836	$1,217,478	$418,108	$137,916	$53,334
FHLB advances and FRB borrowings	$1,736,000	$925,000	$291,000	$520,000	$—
Long-term debt	277,527	—	175,000	—	102,527
Operating and capital lease obligations	32,823	8,501	14,345	7,235	2,742
Certificates of deposit	1,584,990	1,420,186	162,676	2,128	—
Total contractual obligations	$3,631,340	$2,353,687	$643,021	$529,363	$105,269

At March 31, 2023, we had unfunded commitments of $17.1 million, $7.7 million, and $9.4 million for LIHTC investments, SBIC investments, and other investments, respectively.
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
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Capital Requirements	Well-Capitalized Requirements (Bank)	Capital Conservation Buffer Requirements
March 31, 2023
Total risk-based capital	14.22%	15.93%	8.00%	10.00%	10.50%
Tier 1 risk-based capital	11.79%	14.83%	6.00%	8.00%	8.50%
Common equity tier 1 capital	11.79%	14.83%	4.50%	6.50%	7.00%
Tier 1 leverage	9.65%	12.14%	4.00%	5.00%	N/A
December 31, 2022
Total risk-based capital	14.21%	16.02%	8.00%	10.00%	10.50%
Tier 1 risk-based capital	11.80%	14.94%	6.00%	8.00%	8.50%
Common equity tier 1 capital	11.80%	14.94%	4.50%	6.50%	7.00%
Tier 1 leverage	9.70%	12.25%	4.00%	5.00%	N/A
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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, any near term dividend by the Bank will require OCC approval. During the three months ended March 31, 2023, the Bank paid $20.0 million in dividends to Banc of California, Inc.
During the three months ended March 31, 2023, we declared and paid dividends on our common stock of $0.10 per share totaling $5.6 million.
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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we evaluate various strategies including:
•Complementing our current loan origination platform through strategic acquisitions of whole loans,
•Strategically managing multiple warehouse relationships,
•Originating shorter-term consumer loans,
•Managing the level of investments and duration of investment securities,
•Managing our deposits to establish stable deposit relationships, and
•Using FHLB advances and/or certain derivatives such as swaps as hedges to align maturities and repricing terms.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCOs may decide to increase our interest rate risk position within the asset/liability tolerance set forth by our Board of Directors. As part of its procedures, the ALCOs regularly review interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our economic value of equity.
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
Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Board ALCO, which delegates the day to day management of interest rate risk to the Management ALCO. Management ALCO ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. Board ALCO reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of our asset liability management policy, our Board of Directors periodically reviews the interest rate risk policy limits.
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
At March 31, 2023, our interest rate risk profile reflects a “neutral” position, a shift from an “asset sensitive” position as of December 31, 2022. The shift was primarily due to the increase in short-term fundings that were added to increase our on-balance sheet liquidity in response to market events at the end of the quarter. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at March 31, 2023 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
March 31, 2023
+200 bps	$1,555,862	$5,009	0.3%	$306,990	$1,664	0.5%
+100 bps	1,561,461	10,608	0.7%	306,300	974	0.3%
0 bps	1,550,853			305,326
-100 bps	1,518,231	(32,622)	(2.1)%	301,635	(3,691)	(1.2)%
-200 bps	1,452,739	(98,114)	(6.3)%	295,615	(9,711)	(3.2)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
Due to the transformation of the franchise to our relationship-based banking model since 2019, with higher relative percentages of noninterest-bearing deposits and variable rate commercial loans, we believe we are positioned for the current interest rate environment with a neutral balance sheet. Our one year gap ratio, which compares the percentage of earning assets that are scheduled to mature or reprice within one year to the percentage of rate sensitive term liabilities that are scheduled to mature or reprice within one year, was 14% at March 31, 2023.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2023 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
($ in thousands, except per share data)	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Common Stock:
From January 1, 2023 to January 31, 2023	100	$15.93	—	$—
From February 1, 2023 to February 28, 2023	700	$17.88	—	$35,000
From March 1, 2023 to March 31, 2023	508,232	$13.35	410,946	$29,827
Total	509,032	$13.36	410,946
During the three months ended March 31, 2023, purchases of shares of common stock related to shares purchased under our stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
On February 13, 2023, we announced a repurchase program of up to $35 million of our common stock. The repurchase authorization expires in February 2024. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

3.1	Second Articles of Restatement of the charter of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.)
3.2	Fifth Amended and Restated Bylaws of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 30, 2017 and incorporated herein by reference.)
10.0	Separation Agreement and General Release, dated as of April 11, 2023, by and among, the Registrant, Banc of California, N.A. and Lynn Hopkins.
31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 8, 2023	/s/ Jared Wolff
Jared Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2023	/s/ Raymond Rindone
Raymond Rindone
Executive Vice President, Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)