Form 10-Q
period 2023-06-30
BANC OF CALIFORNIA, INC.
filed 2023-08-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 4, 2023, the registrant had outstanding 56,956,386 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2023

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
ii.risks related to the proposed merger with PacWest Bancorp (“PacWest”) including, among others, (a) the risk that the proposed merger may not be completed in a timely manner or at all; (b) the failure to satisfy the conditions to the consummation of the proposed merger, including obtaining the requisite approval of the Company stockholders and PacWest stockholders within the time period provided in the merger agreement; (c) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement or the related investment agreements; (d) the inability to obtain alternative capital in the event it becomes necessary to complete the proposed merger; (e) the effect of the announcement or pendency of the proposed merger on Company’s and PacWest’s business relationships, operating results and business generally; (f) risks that the proposed transaction disrupts current plans and operations of the Company and PacWest; (g) potential difficulties in retaining the Company and PacWest customers and employees as a result of the proposed transaction; (h) diversion of management’s attention from ongoing business operations and opportunities; and (i) certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions;
iii.changes in the interest rate environment, including the recent and anticipated increases in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
iv.the impacts of continuing inflation;
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
vi.fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
vii.the quality and composition of our securities portfolio;
viii.our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities particularly in a rising or high interest rate environment;
ix.the rapid withdrawal of a significant amount of demand deposits over a short period of time;
x.the costs and effects of litigation;
xi.risks related to the Company’s acquisitions, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; and our inability to achieve expected revenues, cost savings, synergies, and other benefits; and in the case of our recent acquisition of Deepstack Technologies, LLC (Deepstack), reputational risk, regulatory risk and potential adverse reactions of the Company’s or Deepstack’s customers, suppliers, vendors, employees or other business partners;
xii.results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, restrict our ability to invest in certain assets, refrain from issuing an approval or non-objection to certain capital or other actions, increase our allowance for credit losses, result in write-downs of asset values, restrict our ability or that of our bank subsidiary to pay dividends, or impose fines, penalties or sanctions;
xiii.legislative or regulatory changes that adversely affect our business, including changes in tax laws and policies, accounting policies and practices, privacy laws, and regulatory capital or other rules;
xiv.the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;
xv.errors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;
xvi.failures or security breaches with respect to the network, applications, vendors and computer systems on which we depend, including due to cybersecurity threats
xvii.our ability to attract and retain key members of our senior management team;
xviii.the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
xix.the impact of bank failures or other adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
xx.the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital;
xxi.the risks, uncertainties and assumptions set forth under the heading, “Cautionary Note Regarding Forward-Looking Statements” in the joint press release issued by the Company and PacWest Bancorp on the date hereof with respect to the proposed merger transaction between the Company and PacWest Bancorp; and
xxii.other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$42,532	$47,434
Interest-earning deposits in financial institutions	241,197	181,462
Total cash and cash equivalents	283,729	228,896
Securities held-to-maturity, at amortized cost (fair value of $267,045 and $262,460 at June 30, 2023 and December 31, 2022)	328,405	328,641
Securities available-for-sale, at fair value (amortized cost of $977,249 and $909,563 at June 30, 2023 and December 31, 2022; allowance for credit losses of $1,036 and $0 at June 30, 2023 and December 31, 2022)	922,091	868,297
Loans receivable	7,156,206	7,115,038
Allowance for loan losses	(80,883)	(85,960)
Loans receivable, net	7,075,323	7,029,078
Federal Home Loan Bank and other bank stock, at cost	60,281	57,092
Premises and equipment, net	108,235	107,345
Bank owned life insurance	128,973	127,122
Deferred income taxes, net	64,001	50,518
Goodwill	114,312	114,312
Other intangibles	6,603	7,526
Other assets	278,312	278,189
Total assets	$9,370,265	$9,197,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,446,693	$2,809,328
Interest-bearing deposits	4,424,383	4,311,593
Total deposits	6,871,076	7,120,921
Federal Home Loan Bank (FHLB) advances, net and Federal Reserve Bank (FRB) borrowings	1,147,997	727,348
Long-term debt, net	274,121	274,906
Accrued expenses and other liabilities	120,017	114,223
Total liabilities	8,413,211	8,237,398
Commitments and contingent liabilities
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 65,328,043 shares issued and 56,944,706 shares outstanding at June 30, 2023; 65,168,380 shares issued and 58,544,534 shares outstanding at December 31, 2022	653	651
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at June 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	867,994	866,478
Retained earnings	275,430	248,988
Treasury stock, at cost (8,383,337 and 6,623,846 shares at June 30, 2023 and December 31, 2022)	(137,270)	(115,907)
Accumulated other comprehensive loss, net	(49,758)	(40,597)
Total stockholders’ equity	957,054	959,618
Total liabilities and stockholders’ equity	$9,370,265	$9,197,016
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Interest and dividend income
Loans, including fees	$92,889	$87,418	$78,895	$180,307	$155,129
Securities	15,804	14,909	8,124	30,713	15,433
Other interest-earning assets	7,458	4,592	1,399	12,050	2,125
Total interest and dividend income	116,151	106,919	88,418	223,070	172,687
Interest expense
Deposits	28,118	20,527	3,180	48,645	4,568
FHLB advances and FRB borrowings	14,703	9,648	3,114	24,351	6,067
Other interest-bearing liabilities	3,698	3,691	3,825	7,389	7,312
Total interest expense	46,519	33,866	10,119	80,385	17,947
Net interest income	69,632	73,053	78,299	142,685	154,740
Provision for (reversal of) credit losses	1,900	2,000	—	3,900	(31,542)
Net interest income after provision for (reversal of) credit losses	67,732	71,053	78,299	138,785	186,282
Noninterest income
Customer service fees	2,022	1,979	2,578	4,001	5,012
Loan servicing income	574	547	109	1,121	321
Income from bank owned life insurance	951	900	810	1,851	1,606
Net gain on sale of securities available-for-sale	—	—	—	—	16
All other income	2,477	4,433	3,689	6,910	6,141
Total noninterest income	6,024	7,859	7,186	13,883	13,096
Noninterest expense
Salaries and employee benefits	28,282	29,656	28,264	57,938	57,251
Occupancy and equipment	5,603	5,526	5,741	11,129	11,378
Professional fees	4,001	4,072	4,001	8,073	6,840
Data processing	1,686	1,563	1,782	3,249	3,610
Regulatory assessments	1,301	1,202	1,021	2,503	1,796
Software and technology	3,579	3,274	2,747	6,853	5,447
(Gain) loss on investments in alternative energy partnerships	(36)	1,618	1,043	1,582	1,201
Reversal of loan repurchase reserves	(808)	(11)	(490)	(819)	(961)
Amortization of other intangibles	462	461	313	923	754
Other expense	5,062	3,878	4,190	8,940	7,892
Total noninterest expense	49,132	51,239	48,612	100,371	95,208
Income before income taxes	24,624	27,673	36,873	52,297	104,170
Income tax expense	6,745	7,395	10,161	14,140	28,946
Net income	17,879	20,278	26,712	38,157	75,224
Preferred stock dividends	—	—	—	—	1,420
Impact of preferred stock redemption	—	—	—	—	3,747
Net income available to common stockholders	$17,879	$20,278	$26,712	$38,157	$70,057
Earnings per common share:
Basic	$0.31	$0.34	$0.44	$0.65	$1.13
Diluted	$0.31	$0.34	$0.43	$0.65	$1.13
Earnings per class B common share:
Basic	$0.31	$0.34	$0.44	$0.65	$1.13
Diluted	$0.31	$0.34	$0.44	$0.65	$1.13
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Net income	$17,879	$20,278	$26,712	$38,157	$75,224
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities:
Unrealized loss arising during the period	(5,215)	(3,926)	(15,113)	(9,141)	(42,026)
Reclassification adjustment for gain included in net income	—	—	—	—	(11)
Total change in unrealized loss on available-for-sale securities	(5,215)	(3,926)	(15,113)	(9,141)	(42,037)
Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	5,764	(6,146)	—	(382)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	182	180	226	362	235
Total other comprehensive income (loss)	731	(9,892)	(14,887)	(9,161)	(41,802)
Comprehensive income	$18,610	$10,386	$11,825	$28,996	$33,422

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Voting	Class B Non-Voting
Three Months Ended June 30, 2023
Balance at March 31, 2023	$653	$5	$866,306	$263,524	$(121,092)	$(50,489)	$958,907
Comprehensive income:
Net income	—	—	—	17,879	—	—	17,879
Other comprehensive loss, net	—	—	—	—	—	731	731
Purchase of 1,348,545 shares of treasury stock, including excise tax	—	—	—	—	(16,178)	—	(16,178)
Share-based compensation expense	—	—	1,726	—	—	—	1,726
Restricted stock surrendered due to employee tax liability	—	—	(38)	—	—	—	(38)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	(93)	—	—	(93)
Dividends declared ($0.10 per common share)	—	—	—	(5,880)	—	—	(5,880)
Balance at June 30, 2023	$653	$5	$867,994	$275,430	$(137,270)	$(49,758)	$957,054

Three Months Ended June 30, 2022
Balance at March 31, 2022	$646	$5	$855,198	$187,457	$(45,125)	$(19,172)	$979,009
Comprehensive income:
Net income	—	—	—	26,712	—	—	26,712
Other comprehensive loss, net	—	—	—	—	—	(14,887)	(14,887)
Issuance of common stock	1	—	(1)	—	—	—	—
Repurchase of 2,113,176 shares of common stock	—	—	—	—	(38,888)	—	(38,888)
Share-based compensation expense	—	—	1,482	—	—	—	1,482
Restricted stock surrendered due to employee tax liability	—	—	(600)	—	—	—	(600)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	(30)	—	—	(30)
Dividends declared ($0.06 per common share)	—	—	—	(3,668)	—	—	(3,668)
Balance at June 30, 2022	$647	$5	$856,079	$210,471	$(84,013)	$(34,059)	$949,130

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Six Months Ended June 30, 2023
Balance at December 31, 2022	$—	$651	$5	$866,478	$248,988	$(115,907)	$(40,597)	$959,618
Comprehensive income:
Net income	—	—	—	—	38,157	—	—	38,157
Other comprehensive loss, net	—	—	—	—	—	—	(9,161)	(9,161)
Issuance of common stock	—	3	—	(3)	—	—	—	—
Purchase of 1,759,491 shares of treasury stock, including excise tax	—	—	—	—	—	(21,363)	—	(21,363)
Share-based compensation expense	—	—	—	3,181	—	—	—	3,181
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,662)	—	—	—	(1,663)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(189)	—	—	(189)
Dividends declared ($0.20 per common share)	—	—	—	—	(11,526)	—	—	(11,526)
Preferred stock dividends	—	—	—	—	—	—	—	—
Balance at June 30, 2023	$—	$653	$5	$867,994	$275,430	$(137,270)	$(49,758)	$957,054

Six Months Ended June 30, 2022
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290
Comprehensive loss:
Net income	—	—	—	—	75,224	—	—	75,224
Other comprehensive loss, net	—	—	—	—	—	—	(41,802)	(41,802)
Issuance of common stock	—	1	—	(1)	—	—	—	—
Redemption of preferred stock	(94,956)	—	—	—	(3,747)	—	—	(98,703)
Repurchase of 2,328,726 shares of common stock	—	—	—	—	—	(43,186)	—	(43,186)
Share-based compensation expense	—	—	—	2,767	—	—	—	2,767
Restricted stock surrendered due to employee tax liability	—	—	—	(1,560)	—	—	—	(1,560)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(60)	—	—	(60)
Dividends declared ($0.12 per common share)	—	—	—	—	(7,420)	—	—	(7,420)
Preferred stock dividends	—	—	—	—	(1,420)	—	—	(1,420)
Balance at June 30, 2022	$—	$647	$5	$856,079	$210,471	$(84,013)	$(34,059)	$949,130

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$38,157	$75,224
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (reversal of) credit losses	3,900	(31,542)
Reversal of loan repurchase reserves	(819)	(961)
Depreciation on premises and equipment	7,345	7,920
Amortization of other intangibles	923	754
Amortization of debt issuance costs	864	837
Net amortization of premium on securities	184	587
Net (accretion) amortization of deferred loan costs (fees) and purchased premiums (discounts)	684	571
Deferred income tax expense	1,669	975
Bank owned life insurance income	(1,851)	(1,606)
Share-based compensation expense	3,181	2,767
Income (loss) from interest rate swaps	14	(185)
Loss on investments in alternative energy partnerships and affordable housing investments	4,520	3,456
Net gain on sale of securities available-for-sale	—	(16)
Gain on redemption of senior notes	(80)	—
Gain on sale-leaseback of branch	—	(771)
Loss on disposal of property and equipment	—	8
Repurchase of mortgage loans	(609)	(1,262)
Proceeds from sales of and principal collected on loans held-for-sale	346	—
Change in accrued interest receivable and other assets	(15,319)	26,514
Change in accrued interest payable and other liabilities	7,327	(8,122)
Net cash provided by operating activities	50,436	75,148

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	17,645
Proceeds from maturities and calls of securities available-for-sale	20,000	38,500
Purchases of securities available-for-sale	(101,740)	(15,000)
Proceeds from principal repayments of securities held-to-maturity and available-for-sale	14,613	20,495
Loan originations and principal collections, net	9,277	474,252
Purchases of loans	(61,420)	(641,556)
Redemption of FHLB stock	30,543	—
Purchases of FHLB and other bank stock	(33,732)	(6,857)
Purchase of mortgage servicing rights	—	(20,563)
Purchases of premises and equipment	(5,016)	(1,381)
Proceeds from sale-leaseback of branch	—	2,400
Funding of equity investments	(3,597)	(3,950)
Decrease in investments in alternative energy partnerships	717	1,156
Net cash used in investing activities	(130,355)	(134,859)

Cash flows from financing activities:
Net (decrease) increase in deposits	(249,777)	119,248
Net increase in short-term FHLB advances and FRB borrowings	320,000	35,000
Proceeds from FHLB long-term advances and FRB borrowings	100,000	—
Net increase in other borrowings	—	73,000
Redemption of preferred stock	—	(98,703)
Redemption of long term debt	(920)	—
Purchase of treasury stock	(21,363)	(43,186)
Purchase of stock surrendered to pay tax liability	(1,662)	(1,560)
Dividends paid on preferred stock	—	(1,727)
Dividends paid on common stock	(11,526)	(7,420)
Net cash provided by financing activities	134,752	74,652
Net change in cash and cash equivalents	54,833	14,941
Cash and cash equivalents at beginning of period	228,896	228,123
Cash and cash equivalents at end of period	$283,729	$243,064

Supplemental cash flow information
Interest paid on deposits and borrowed funds	71,734	16,574
Income taxes paid	—	9,692

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	882	—
Reclassification of securities available-for-sale to held-to-maturity	—	329,416
Operating lease right-of-use assets received in exchange for lease liabilities	1,633	1,253
Commitments to fund low income housing tax credit investments	—	7,000
Goodwill adjustments for purchase accounting	—	826

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California, National Association (the “Bank”), a California-based bank. When we refer to the “parent” or the “holding company", we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company”, we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. We are regulated as a bank holding company by the FRB and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (“FDIC”).
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 33 offices including 27 full-service branches located throughout Southern California as of June 30, 2023.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and June 30, 2022. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, except for those described below, which reflect a new accounting policy adopted and the impact of the adoption of ASU 2022-02:
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
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and disclosures provided, and actual results could differ. The allowance for credit losses (“ACL”) (which includes the allowance for loan losses (“ALL”) and the reserve for unfunded noncancellable loan commitments (“RUC”)), loan repurchase reserve, realization of deferred tax assets, the fair value of assets and liabilities acquired in business combinations and related purchase price allocation, the valuation of goodwill and other intangible assets, other derivatives, hypothetical liquidation at book value (“HLBV”) of investments in alternative energy partnerships, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
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

Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale (“AFS”): The fair values of AFS securities are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, we primarily employ independent pricing services that utilize pricing models to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). We adhere to established processes to monitor the pricing services’ assumptions and challenge the valuations that appear unusual or unexpected. Multiple quotes or prices may be obtained in this process and we determine which fair value is most appropriate based on market information and analysis. Quotes obtained through this process are generally non-binding. We follow established procedures to ensure that assets and liabilities are properly classified in the fair value hierarchy. Level 2 securities include SBA loan pool securities, U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities, non-agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and corporate debt securities. When a market is illiquid or there is a lack of transparency around the inputs to valuation, including at least one unobservable input, the securities are classified as Level 3 and reliance is placed upon internally developed models and management’s judgment and evaluation for valuation.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets
Securities available-for-sale:
SBA loan pools securities	$9,215	$—	$9,215	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	81,708	—	81,708	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	89,260	—	89,260	—
Non-agency residential mortgage-backed securities	111,508	—	111,508	—
Collateralized loan obligations	482,831	—	482,831	—
Corporate debt securities	147,569	—	147,569	—
Derivative assets:
Interest rate swaps and foreign exchange contracts(1)	2,199	—	2,199	—
Liabilities
Derivative liabilities:
Cash flow hedges(2)	454	—	454	—
Interest rate swaps and foreign exchange contracts(2)	2,172	—	2,172	—

December 31, 2022
Assets
Securities available-for-sale:
SBA loan pools securities	$11,187	$—	$11,187	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	—	40,206	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	93,191	—	93,191	—
Municipal securities	—	—	—	—
Non-agency residential mortgage-backed securities	80,492	—	80,492	—
Collateralized loan obligations	476,603	—	476,603	—
Corporate debt securities	166,618	—	166,618	—
Derivative assets:
Interest rate swaps and foreign exchange contracts(1)	2,292	—	2,292	—
Liabilities
Derivative liabilities:
Interest rate swaps and foreign exchange contracts(2)	2,251	—	2,251	—

(1)Included in other assets in the consolidated statements of financial condition.
(2)Included in accrued expenses and other liabilities in the consolidated statements of financial condition.
There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022.

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
Other Real Estate Owned (“OREO”): The fair value of OREO is generally based on recent real estate appraisals, less estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets
Individually evaluated loans:
Commercial and industrial	$756	$—	$—	$756
SBA	16	—	—	16
Other consumer	93	—	—	93
Other real estate owned:
Single family residential	882	—	—	882

December 31, 2022
Assets
Individually evaluated loans:
Single family residential mortgage	$3,600	$—	$—	$3,600
Commercial and industrial	7,115	—	—	7,115
SBA	3,704	—	—	3,704

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Individually evaluated loans:
Single family residential mortgage	$—	$(1)	$(43)	$(340)
Commercial and industrial	(5,157)	(564)	(12,300)	(1,198)
SBA	(470)	(198)	(75)	(172)
Other consumer	(152)	(216)	(170)	(243)
Commercial real estate	—	—	(300)	—
Other real estate owned:
Single family residential	(165)	—	(165)	—

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2023
Financial assets
Cash and cash equivalents	$283,729	$283,729	$—	$—	$283,729
Securities held-to-maturity	328,405	—	267,045	—	267,045
Securities available-for-sale	922,091	—	922,091	—	922,091
Federal Home Loan Bank and other bank stock	60,281	—	60,281	—	60,281
Loans receivable, net of allowance for credit losses	7,075,323	—	—	6,578,187	6,578,187
Accrued interest receivable	35,821	35,821	—	—	35,821
Interest rate swaps and foreign exchange contracts	2,199	—	2,199	—	2,199
Financial liabilities
Deposits	6,871,076	5,217,484	1,642,237	—	6,859,721
Advances from Federal Home Loan Bank and Federal Reserve Bank borrowings	1,147,997	—	1,116,711	—	1,116,711
Long-term debt	274,121	—	256,378	—	256,378
Cash flow hedges	454		454		454
Interest rate swaps and foreign exchange contracts	2,172	—	2,172	—	2,172
Accrued interest payable	14,791	14,791	—	—	14,791

December 31, 2022
Financial assets
Cash and cash equivalents	$228,896	$228,896	$—	$—	$228,896
Securities held-to-maturity	328,641	—	262,460	—	262,460
Securities available-for-sale	868,297	—	868,297	—	868,297
Federal Home Loan Bank and other bank stock	57,092	—	57,092	—	57,092
Loans receivable, net of allowance for credit losses	7,029,078	—	—	6,526,916	6,526,916
Accrued interest receivable	37,942	37,942	—	—	37,942
Interest rate swaps and foreign exchange contracts	2,292	—	2,292	—	2,292
Financial liabilities
Deposits	7,120,921	5,931,500	1,175,857	—	7,107,357
Advances from Federal Home Loan Bank	727,348	—	699,730	—	699,730
Long-term debt	274,906	—	269,673	—	269,673
Interest rate swaps and foreign exchange contracts	2,251	—	2,251	—	2,251
Accrued interest payable	7,004	7,004	—	—	7,004

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$152,843	$—	$(27,987)	$—	$124,856
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,359	—	(11,937)	—	49,422
Municipal securities	114,203	—	(21,436)	—	92,767
Total securities held-to-maturity	$328,405	$—	$(61,360)	$—	$267,045
Securities available-for-sale:
SBA loan pool securities	$9,251	$7	$(43)	$—	$9,215
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	82,913	—	(1,205)	—	81,708
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	95,760	—	(6,500)	—	89,260
Non-agency residential mortgage-backed securities	122,995	—	(11,487)	—	111,508
Collateralized loan obligations	490,534	—	(7,703)	—	482,831
Corporate debt securities	175,796	—	(27,191)	(1,036)	147,569
Total securities available-for-sale	$977,249	$7	$(54,129)	$(1,036)	$922,091
December 31, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,033	$—	$(29,807)	$—	$123,226
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,404	—	(11,946)	—	49,458
Municipal securities	114,204	—	(24,428)	—	89,776
Total securities held-to-maturity	$328,641	$—	$(66,181)	$—	$262,460
Securities available-for-sale:
SBA loan pool securities	$11,241	$—	$(54)	$—	$11,187
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,431	—	(225)	—	40,206
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	99,075	—	(5,884)	—	93,191
Non-agency residential mortgage-backed securities	90,832	—	(10,340)	—	80,492
Collateralized loan obligations	492,203	—	(15,600)	—	476,603
Corporate debt securities	175,781	32	(9,195)	—	166,618
Total securities available-for-sale	$909,563	$32	$(41,298)	$—	$868,297
During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale (“AFS”) portfolio to the held-to-maturity (“HTM”) portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which became part of the securities’ amortized cost basis. This amount, along with the unrealized loss included in accumulated other comprehensive income, is subsequently amortized over the remaining life of the security as an adjustment to its yield using the interest method. As a result, there is no impact on the consolidated statements of operations. At June 30, 2023, the gross unrealized loss included in accumulated other comprehensive income was $15.3 million.
At June 30, 2023, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities (“MBS”), collateralized loan obligations (“CLOs”), and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Accrued interest receivable on AFS and HTM securities totaled $10.4 million and $9.2 million at June 30, 2023 and December 31, 2022, and is included within other assets in the accompanying consolidated statements of financial condition.
At June 30, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government agency and sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.
Pledged Securities
Investment securities with carrying values of $535.1 million and $356.5 million as of June 30, 2023 and December 31, 2022 were pledged to secure FHLB advances, FRB borrowings, public deposits and for other deposits as required or permitted by law.
Securities Available-for-Sale
The following table presents proceeds from sales and calls of AFS securities and the associated gross gains and losses realized through earnings upon the sales and calls of AFS securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$209
Gross realized losses	—	—	—	(193)
Net realized gains on sales and calls	$—	$—	$—	$16
Proceeds from sales and calls	$20,000	$38,500	$20,000	$56,146

The following table summarizes the AFS investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Securities available-for-sale:
SBA loan pool securities	$—	$—	$7,461	$(43)	$7,461	$(43)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	81,708	(1,205)	—	—	81,708	(1,205)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	51,780	(767)	37,478	(5,733)	89,258	(6,500)
Non-agency residential mortgage-backed securities	71,394	(1,734)	40,114	(9,753)	111,508	(11,487)
Collateralized loan obligations	41,278	(481)	441,552	(7,222)	482,830	(7,703)
Corporate debt securities	95,031	(10,265)	52,538	(16,926)	147,569	(27,191)
Total securities available-for-sale	$341,191	$(14,452)	$579,143	$(39,677)	$920,334	$(54,129)

December 31, 2022
Securities available-for-sale:
SBA loan pool securities	$2,260	$(3)	$8,927	$(51)	$11,187	$(54)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	(225)	—	—	40,206	(225)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	76,441	(2,533)	16,750	(3,351)	93,191	(5,884)
Non-agency residential mortgage-backed securities	80,492	(10,340)	—	—	80,492	(10,340)
Collateralized loan obligations	235,936	(7,492)	240,667	(8,108)	476,603	(15,600)
Corporate debt securities	159,492	(8,374)	4,180	(821)	163,672	(9,195)
Total securities available-for-sale	$594,827	$(28,967)	$270,524	$(12,331)	$865,351	$(41,298)
At June 30, 2023, our AFS securities portfolio consisted of 86 securities, of which 85 securities were in an unrealized loss position. At December 31, 2022, our AFS securities portfolio consisted of 77 securities, of which 76 securities were in an unrealized loss position.
We monitor our securities portfolio for identification of potential credit impairment. During the three and six months ended June 30, 2023, we recognized a $1.0 million provision for credit losses on three corporate debt securities of other financial institutions that were downgraded to below investment grade by external credit agencies. During the three and six months ended June 30, 2022, there was no provision for credit losses related to AFS or HTM securities.
Except for the corporate debt securities noted above, we believe there was no credit impairment and the decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in market conditions. As of June 30, 2023, we did not have the intent to sell securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of June 30, 2023, 82 of our 85 AFS securities in an unrealized loss position received an investment grade credit rating, and all of our HTM securities in an unrealized loss position received an investment grade credit rating.

The following table presents the amortized cost and fair value of the investment securities portfolio as of June 30, 2023, based on the earlier of contractual maturity dates or next repricing date:

	Held-to-Maturity		Available-for-Sale
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Earlier of maturity or next repricing date:
Within one year	$—	$—	$505,106	$497,279
One to five years	—	—	171,438	144,892
Five to ten years	37,339	31,963	42,240	34,914
Greater than ten years	291,066	235,082	258,465	245,006
Total	$328,405	$267,045	$977,249	$922,091
Contractual maturities may not reflect the actual maturities of the investments. The average lives for MBS and collateralized mortgage obligations (“CMOs”) will likely be shorter than their contractual maturities due to prepayments and amortization.

The following table presents the fair value and weighted average yields using amortized cost of the AFS securities portfolio as of June 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$9,215	3.87%	$—	—%	$—	—%	$—	—%	$9,215	3.87%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	81,708	5.54%	81,708	5.54%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,233	5.70%	7,795	3.61%	24,442	3.14%	51,790	5.19%	89,260	4.45%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	111,508	3.92%	111,508	3.92%
Collateralized loan obligations	482,831	6.88%	—	—%	—	—%	—	—%	482,831	6.88%
Corporate debt securities	—	—%	137,097	4.82%	10,472	5.73%	—	—%	147,569	4.89%
Total securities available-for-sale	$497,279	6.81%	$144,892	4.76%	$34,914	3.95%	$245,006	4.70%	$922,091	5.77%
The following table presents the amortized cost and weighted average yields using amortized cost of the HTM securities portfolio as of June 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$9,344	2.52%	$143,499	2.70%	$152,843	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	61,359	2.64%	61,359	2.64%
Municipal securities	—	—%	—	—%	27,995	2.32%	86,208	2.72%	114,203	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$37,339	2.37%	$291,066	2.69%	$328,405	2.66%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Commercial:
Commercial and industrial(1)	$2,000,408	$1,845,960
Commercial real estate	1,266,438	1,259,651
Multifamily	1,654,152	1,689,943
SBA	62,898	68,137
Construction	264,684	243,553
Consumer:
Single family residential mortgage	1,820,721	1,920,806
Other consumer	86,905	86,988
Total loans	$7,156,206	$7,115,038
Allowance for loan losses	(80,883)	(85,960)
Loans receivable, net	$7,075,323	$7,029,078
(1)Includes warehouse lending balances of $786.1 million and $602.5 million at June 30, 2023 and December 31, 2022.

The following table presents the balances of total loans as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Unpaid principal balance	$7,148,929	$7,107,897
Unamortized net premiums	16,997	18,319
Unamortized net deferred (fees) costs	(1,238)	(1,880)
Fair value adjustment(1)	(8,482)	(9,298)
Total loans	$7,156,206	$7,115,038
(1)At June 30, 2023, includes $7.4 million related to the acquisition of Pacific Mercantile Bancorp (“PMB”), of which $3.7 million related to purchased credit deteriorated (“PCD”) loans. At December 31, 2022, includes $8.0 million related to the PMB Acquisition, of which $4.1 million related to PCD loans.

Credit Quality Indicators
We categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze the associated risks in the current loan portfolio and individually grade each loan for credit risk. This analysis includes all loans delinquent over 60 days and non-homogeneous loans such as commercial and commercial real estate (“CRE”) loans. We use the following definitions for risk ratings:
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

The following table presents the risk categories for total loans by class of loans and origination year as of June 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
June 30, 2023
Commercial:
Commercial and industrial
Pass	$50,265	$250,300	$172,125	$54,809	$38,087	$219,373	$1,120,399	$17,845	$1,923,203
Special mention	—	1,568	3,761	—	8,817	9,660	6,800	392	30,998
Substandard	—	4,051	135	2,422	301	13,056	14,167	2,716	36,848
Doubtful (1)	3,910	—	—	71	—	—	5,378	—	9,359
Commercial and industrial	54,175	255,919	176,021	57,302	47,205	242,089	1,146,744	20,953	2,000,408
Commercial real estate
Pass	25,752	393,803	342,564	59,987	82,821	343,679	2,265	57	1,250,928
Special mention	—	—	5,352	—	6,899	—	—	—	12,251
Substandard	—	1,761	—	—	—	658	—	840	3,259
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	25,752	395,564	347,916	59,987	89,720	344,337	2,265	897	1,266,438
Multifamily
Pass	23,474	624,664	387,413	153,613	225,130	212,731	3	9,215	1,636,243
Special mention	—	—	—	2,995	—	—	—	—	2,995
Substandard	—	—	—	—	—	14,914	—	—	14,914
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	23,474	624,664	387,413	156,608	225,130	227,645	3	9,215	1,654,152
SBA
Pass	—	9,288	12,199	3,543	5,787	19,274	326	447	50,864
Special mention	—	—	676	—	—	579	—	1	1,256
Substandard	—	—	—	303	877	8,443	351	502	10,476
Doubtful	—	—	—	—	—	—	—	302	302
SBA	—	9,288	12,875	3,846	6,664	28,296	677	1,252	62,898

Construction
Pass	1,996	96,130	113,770	27,795	—	24,984	9	—	264,684
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	1,996	96,130	113,770	27,795	—	24,984	9	—	264,684
Consumer:
Single family residential mortgage
Pass	—	595,050	768,940	70,311	44,030	302,777	2,445	—	1,783,553
Special mention	—	—	680	—	—	2,321	—	—	3,001
Substandard	—	9,656	6,607	2,161	—	13,876	1,867	—	34,167
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	—	604,706	776,227	72,472	44,030	318,974	4,312	—	1,820,721
Other consumer
Pass	16,210	18,972	13,592	7,650	4,288	15,541	8,696	1,183	86,132
Special mention	—	—	—	—	—	1	349	52	402
Substandard	—	—	111	—	122	57	81	—	371
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	16,210	18,972	13,703	7,650	4,410	15,599	9,126	1,235	86,905
Total loans	$121,607	$2,005,243	$1,827,925	$385,660	$417,159	$1,201,924	$1,163,136	$33,552	$7,156,206

Total loans
Pass	$117,697	$1,988,207	$1,810,603	$377,708	$400,143	$1,138,359	$1,134,143	$28,747	$6,995,607
Special mention	—	1,568	10,469	2,995	15,716	12,561	7,149	445	50,903
Substandard	—	15,468	6,853	4,886	1,300	51,004	16,466	4,058	100,035
Doubtful (1)	3,910	—	—	71	—	—	5,378	302	9,661
Total loans	$121,607	$2,005,243	$1,827,925	$385,660	$417,159	$1,201,924	$1,163,136	$33,552	$7,156,206

(1) Doubtful loans in origination year 2023 included one commercial and industrial loan that was modified and accounted for as a new loan.

The following table presents the risk categories for total loans by class of loans and origination year as of December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
December 31, 2022
Commercial:
Commercial and industrial
Pass	$269,367	$170,513	$62,931	$53,001	$76,811	$164,394	$932,464	$19,803	$1,749,284
Special mention	—	19,203	1,042	—	1	11,528	17,142	483	49,399
Substandard	3,833	64	3,002	502	3,630	2,729	23,012	6,501	43,273
Doubtful	—	—	—	4,004	—	—	—	—	4,004
Commercial and industrial	273,200	189,780	66,975	57,507	80,442	178,651	972,618	26,787	1,845,960
Commercial real estate
Pass	348,298	363,335	60,564	94,772	155,790	224,213	1,163	61	1,248,196
Special mention	—	—	—	—	—	1,745	—	—	1,745
Substandard	—	—	—	—	1	8,799	910	—	9,710
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate	348,298	363,335	60,564	94,772	155,791	234,757	2,073	61	1,259,651
Multifamily
Pass	626,186	390,928	154,636	229,511	109,887	138,063	3	9,307	1,658,521
Special mention	—	—	2,997	—	—	—	—	—	2,997
Substandard	—	—	—	—	11,069	17,356	—	—	28,425
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	626,186	390,928	157,633	229,511	120,956	155,419	3	9,307	1,689,943
SBA
Pass	9,421	15,468	4,009	5,899	1,176	19,090	603	123	55,789
Special mention	—	—	—	—	201	598	—	1	800
Substandard	—	—	320	339	385	9,097	628	779	11,548
Doubtful	—	—	—	—	—	—	—	—	—
SBA	9,421	15,468	4,329	6,238	1,762	28,785	1,231	903	68,137

Construction
Pass	85,430	98,572	27,704	6,495	—	25,352	—	—	243,553
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	85,430	98,572	27,704	6,495	—	25,352	—	—	243,553
Consumer:
Single family residential mortgage
Pass	627,213	797,744	72,658	47,284	89,492	255,520	—	—	1,889,911
Special mention	1,716	218	—	1,537	3,378	2,252	—	—	9,101
Substandard	3,571	—	2,171	—	8,573	7,479	—	—	21,794
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	632,500	797,962	74,829	48,821	101,443	265,251	—	—	1,920,806
Other consumer
Pass	23,340	15,986	8,805	5,524	3,363	15,920	10,914	2,747	86,599
Special mention	—	—	—	3	—	19	62	54	138
Substandard	—	—	56	—	83	31	81	—	251
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	23,340	15,986	8,861	5,527	3,446	15,970	11,057	2,801	86,988
Total loans	$1,998,375	$1,872,031	$400,895	$448,871	$463,840	$904,185	$986,982	$39,859	$7,115,038

Total loans
Pass	$1,989,255	$1,852,546	$391,307	$442,486	$436,519	$842,552	$945,147	$32,041	$6,931,853
Special mention	1,716	19,421	4,039	1,540	3,580	16,142	17,204	538	64,180
Substandard	7,404	64	5,549	841	23,741	45,491	24,631	7,280	115,001
Doubtful	—	—	—	4,004	—	—	—	—	4,004
Total loans	$1,998,375	$1,872,031	$400,895	$448,871	$463,840	$904,185	$986,982	$39,859	$7,115,038

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
June 30, 2023
Commercial:
Commercial and industrial	1,430	4,442	16,631	22,503	1,977,905	2,000,408
Commercial real estate	2,047	831	1,760	4,638	1,261,800	1,266,438
Multifamily	—	1,124	—	1,124	1,653,028	1,654,152
SBA	735	247	9,193	10,175	52,723	62,898
Construction	—	—	—	—	264,684	264,684
Consumer:
Single family residential mortgage	43,956	9,466	12,504	65,926	1,754,795	1,820,721
Other consumer	119	349	81	549	86,356	86,905
Total	$48,287	$16,459	$40,169	$104,915	$7,051,291	$7,156,206

December 31, 2022
Commercial:
Commercial and industrial	4,002	481	13,833	18,316	1,827,644	1,845,960
Commercial real estate	311	—	910	1,221	1,258,430	1,259,651
Multifamily	—	—	—	—	1,689,943	1,689,943
SBA	287	—	10,299	10,586	57,551	68,137
Construction	—	—	—	—	243,553	243,553
Consumer:
Single family residential mortgage	36,338	5,068	19,431	60,837	1,859,969	1,920,806
Other consumer	163	16	81	260	86,728	86,988
Total	$41,101	$5,565	$44,554	$91,220	$7,023,818	$7,115,038
Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	June 30, 2023		December 31, 2022
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$21,228	$10,824	$22,613	$10,959
Commercial real estate	2,600	2,600	910	910
SBA	9,611	9,502	10,417	5,613
Consumer:
Single family residential mortgage	33,496	33,495	21,116	17,187
Other consumer	371	260	195	195
Total nonaccrual loans	$67,306	$56,681	$55,251	$34,864
At June 30, 2023 and December 31, 2022, there were no loans that were past due 90 days or more and still accruing.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At June 30, 2023, other real estate owned totaled $0.9 million and consisted of one single-family residence acquired as a result of foreclosure in the second quarter. There was no other real estate owned at December 31, 2022.
At June 30, 2023, there were 4 single-family residential mortgage loans totaling $3.2 million in process of foreclosure. There were 9 single-family residential mortgage loans totaling $11.7 million in process of foreclosure at December 31, 2022.
Allowance for Credit Losses - Loans
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables released by the model provider during June 2023. The published forecasts consider the Federal Reserve’s monetary policy, labor market constraints, inflation levels, global oil prices and changes in real estate values, among other factors.
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
The ACL process involves subjective and complex judgments as well as adjustments for numerous factors including those described in the federal banking agencies’ joint interagency policy statement on ALL, which include underwriting experience and collateral value changes, among others.
The RUC is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At June 30, 2023 and December 31, 2022, the reserve for unfunded loan commitments was $4.0 million and $5.3 million and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$84,560	$4,805	$89,365	$93,226	$5,405	$98,631
Charge-offs	(5,667)	—	(5,667)	(494)	—	(494)
Recoveries	326	—	326	1,561	—	1,561
Net (charge-offs) recoveries	(5,341)	—	(5,341)	1,067	—	1,067
Provision for (reversal of) credit losses	1,664	(800)	864	(500)	500	—
Balance at end of period	$80,883	$4,005	$84,888	$93,793	$5,905	$99,698

	Six Months Ended June 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$85,960	$5,305	$91,265	$92,584	$5,605	$98,189
Charge-offs	(9,616)	—	(9,616)	(725)	—	(725)
Recoveries	375	—	375	33,776	—	33,776
Net (charge-offs) recoveries	(9,241)	—	(9,241)	33,051	—	33,051
Provision for (reversal of) credit losses	4,164	(1,300)	2,864	(31,842)	300	(31,542)
Balance at end of period	$80,883	$4,005	$84,888	$93,793	$5,905	$99,698

During the six months ended June 30, 2022, total recoveries included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. This recovery resulted in a reversal of provision for credit losses during the same period.

Accrued interest receivable on loans receivable, net totaled $25.1 million and $28.6 million at June 30, 2023 and December 31, 2022, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the allowance of credit losses.
The following table presents the activity and balance in the ALL as of or for the three and six months ended June 30, 2023:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended June 30, 2023:
Balance at March 31, 2023	$32,644	$16,119	$15,038	$2,097	$6,425	$11,481	$756	$84,560
Charge-offs	(4,450)	—	—	(1,081)	—	—	(136)	(5,667)
Recoveries	22	—	—	286	—	1	17	326
Net (charge-offs) recoveries	(4,428)	—	—	(795)	—	1	(119)	(5,341)
Provision for (reversal of) credit losses - loans	4,607	(352)	(341)	85	(372)	(1,964)	1	1,664
Balance at June 30, 2023	$32,823	$15,767	$14,697	$1,387	$6,053	$9,518	$638	$80,883

Six Months Ended June 30, 2023:
Balance at December 31, 2022	$34,156	$15,977	$14,696	$2,648	$5,850	$12,050	$583	$85,960
Charge-offs	(7,711)	(300)	—	(1,081)	—	(372)	(152)	(9,616)
Recoveries	39	—	—	310	—	2	24	375
Net (charge-offs) recoveries	(7,672)	(300)	—	(771)	—	(370)	(128)	(9,241)
Provision for (reversal of) credit losses - loans	6,339	90	1	(490)	203	(2,162)	183	4,164
Balance at June 30, 2023	$32,823	$15,767	$14,697	$1,387	$6,053	$9,518	$638	$80,883

The following table presents the activity and balance in the ALL as of or for the three and six months ended June 30, 2022:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended June 30, 2022:
Balance at March 31, 2022	$39,967	$16,490	$15,337	$3,041	$6,268	$11,029	$1,094	$93,226
Charge-offs	(138)	—	—	(139)	—	—	(217)	(494)
Recoveries	1,400	—	—	3	—	154	4	1,561
Net recoveries (charge-offs)	1,262	—	—	(136)	—	154	(213)	1,067
Provision for (reversal of) credit losses - loans	184	(748)	341	128	(2,013)	1,622	(14)	(500)
Balance at June 30, 2022	$41,413	$15,742	$15,678	$3,033	$4,255	$12,805	$867	$93,793

Six Months Ended June 30, 2022:
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
Charge-offs	(320)	—	—	(152)	—	(10)	(243)	(725)
Recoveries	32,817	—	—	761	—	192	6	33,776
Net recoveries (charge-offs)	32,497	—	—	609	—	182	(237)	33,051
(Reversal of) provision for credit losses - loans	(24,641)	(5,985)	(2,215)	(593)	(1,367)	3,015	(56)	(31,842)
Balance at June 30, 2022	$41,413	$15,742	$15,678	$3,033	$4,255	$12,805	$867	$93,793

The following table presents the gross charge-offs by class of loans and origination year as of June 30, 2023:

	Gross Charge-offs
($ in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three Months Ended June 30, 2023
Commercial:
Commercial and industrial	$—	$(4,118)	$(332)	$—	$—	$—	$(4,450)
SBA	—	—	(64)	—	—	(1,017)	(1,081)
Consumer:
Other consumer	—	—	—	(59)	—	(77)	(136)
Total loans	$—	$(4,118)	$(396)	$(59)	$—	$(1,094)	$(5,667)

Six Months Ended June 30, 2023
Commercial:
Commercial and industrial	$—	$(5,717)	$(1,085)	$—	$—	$(909)	$(7,711)
Commercial real estate	—	—	—	—	—	(300)	(300)
SBA	—	—	(64)	—	—	(1,017)	(1,081)
Consumer:
Single family residential mortgage	—	—	—	(372)	—	—	(372)
Other consumer	—	(16)	—	(59)	—	(77)	(152)
Total loans	$—	$(5,733)	$(1,149)	$(431)	$—	$(2,303)	$(9,616)

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
Collateral dependent loans consisted of the following as of the dates indicated:

	June 30, 2023
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$—	$—	$15,538	$62	$15,600
Commercial real estate	2,600	—	—	—	2,600
SBA	18	2,948	6,645	—	9,611
Consumer:
Single family residential mortgage	—	33,496	—	—	33,496
Other consumer	—	81	—	290	371
Total loans	$2,618	$36,525	$22,183	$352	$61,678

	December 31, 2022
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$—	$—	$18,392	$—	$18,392
Commercial real estate	910	—	—	—	910
SBA	23	4,702	5,691	—	10,416
Consumer:
Single family residential mortgage	—	21,262	—	—	21,262
Other consumer	—	81	—	113	194
Total loans	$933	$26,045	$24,083	$113	$51,174
Loan Modifications to Borrowers Experiencing Financial Difficulty
Loans modified for borrowers experiencing financial difficulty consisted of the following as of the dates indicated:

($ in thousands)	Commercial and industrial	Single family residential mortgage	Total
June 30, 2023
Interest rate reduction:
Amortized cost basis	$—	$1,071	$1,071
% of total class of loans	—%	0.1%	—%
Term extension:
Amortized cost basis	$—	$286	$286
% of total class of loans	—%	—%	—%
Combination - principal reduction and payment delays:
Amortized cost basis	$3,910	$—	$3,910
% of total class of loans	0.2%	—%	0.1%
Total amortized cost basis	$3,910	$1,357	$5,267
Percentage of total class of loans	0.2%	0.1%	0.1%

The following table presents the aging of loans modified to borrowers experiencing financial difficulty at June 30, 2023:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
June 30, 2023
Commercial:
Commercial and industrial	$—	$3,910	$—	$3,910	$—	$3,910
Consumer:
Single family residential mortgage	—	—	—	—	1,357	1,357
	$—	$3,910	$—	$3,910	$1,357	$5,267
There were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended June 30, 2023 that subsequently defaulted.
Troubled Debt Restructurings (for modifications to borrowers experiencing financial difficulty prior to January 1, 2023)
At June 30, 2023 and December 31, 2022, we had 10 and 15 loans classified as TDRs, with an aggregate balance of $8.0 million and $16.1 million. During the six months ended June 30, 2023 a $3.9 million commercial and industrial (“C&I”) loan that was restructured during 2022 was modified and accounted for as a new loan. Additionally, $4.0 million relating to two commercial relationships were paid down during this same period.
Accruing TDRs were $2.5 million and nonaccrual TDRs were $5.5 million at June 30, 2023, compared to accruing TDRs of $2.7 million and nonaccrual TDRs of $13.4 million at December 31, 2022.

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. There were no loans purchased during the three months ended June 30, 2023. During the six months ended June 30, 2023, we purchased loans aggregating $61.4 million. During the three and six months ended June 30, 2022, we purchased loans aggregating $277.2 million and $641.5 million.
There were no loans transferred from held for investment to loans held-for-sale, and there were no sales of loans for the three and six months ended June 30, 2023 and 2022.
Non-Traditional Mortgage (“NTM”) Loans
We no longer originate SFR loans, however we have purchased and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan.
NTM loans are included in our SFR mortgage portfolio and are comprised primarily of interest only loans. As of June 30, 2023 and December 31, 2022, the NTM loans totaled $811.7 million, or 11.3% of total loans, and $862.3 million, or 12.1% of total loans. The total NTM portfolio decreased by $50.7 million, or 5.9% during the six months ended June 30, 2023. The decrease was due to principal paydowns and payoffs.
At June 30, 2023 and December 31, 2022, nonperforming NTM loans totaled $13.3 million and $3.0 million.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continually monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM loans are LTV ratios. At June 30, 2023, our NTM portfolio had a weighted average LTV of approximately 61%.

NOTE 5 – GOODWILL AND OTHER INTANGIBLES
Goodwill
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair values. At June 30, 2023 and December 31, 2022, we had goodwill of $114.3 million.
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Goodwill, beginning of period	$114,312	$95,127	$114,312	$94,301
Goodwill adjustments for purchase accounting	—	—	—	826
Goodwill, end of period	$114,312	$95,127	$114,312	$95,127
The acquisition of Deepstack in the third quarter of 2022 resulted in the recognition of $18.2 million in goodwill. We also adjusted goodwill in the first quarter of 2022 as a result of updates to the initial fair value of core deposit intangibles and finalization of income tax returns related to the acquisition of PMB.
We evaluate goodwill for impairment as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2022 and determined that no goodwill impairment existed. For the three and six months ended June 30, 2023, we analyzed indicators related to potential goodwill impairment due to volatility in the financial markets and recent events in the banking sector. Based on this analysis, we did not identify any impairment to goodwill.
Other Intangibles
Other intangibles are comprised of the following at June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Core deposit intangibles	$3,363	$3,932
Developed technology	2,357	2,637
Other intangibles	883	957
Total other intangibles	$6,603	$7,526
Other intangibles are amortized over their estimated useful lives and reviewed for impairment at least quarterly. As of June 30, 2023, the weighted average remaining amortization period for core deposit intangibles was approximately 6.3 years. Amortization periods for developed technology and other intangibles acquired in the acquisition of Deepstack have useful lives ranging from 3 to 10 years.
The following table presents changes in the carrying amount of other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Other intangibles:
Balance, beginning of period	$38,778	$34,978	$38,778	$35,958
Purchase accounting adjustments	—	—	—	(980)
Balance, end of period	38,778	34,978	38,778	34,978
Accumulated amortization:
Balance, beginning of period	31,713	29,988	31,252	29,547
Amortization of other intangibles	462	313	923	754
Balance, end of period	32,175	30,301	32,175	30,301
Other intangibles	$6,603	$4,677	$6,603	$4,677

The following table presents estimated future amortization expense of other intangibles as of June 30, 2023:

($ in thousands)	Remainder of 2023	2024	2025	2026	2027	2028 and After	Total
Estimated future amortization expense	$876	$1,425	$1,107	$1,013	$811	$1,371	$6,603
NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES, FEDERAL RESERVE BANK BORROWINGS AND OTHER BORROWINGS
Federal Home Loan Bank (FHLB) Advances
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Fixed rate:
Outstanding balance (1)	$811,000	$711,000
Interest rates ranging from	0.64%	0.64%
Interest rates ranging to	3.70%	3.70%
Weighted average interest rate	3.04%	2.97%
Variable rate:
Outstanding balance	$—	$20,000
Weighted average interest rate	—%	4.59%
(1)Excludes $3.0 million and $3.7 million of unamortized debt issuance costs at June 30, 2023 and December 31, 2022.

As of June 30, 2023, FHLB advances consisted of $611 million in term advances with a weighted average life of 3 years and a weighted average interest rate of 2.91% and $200 million in putable advances with a weighted average life of 4.5 years and a weighted average interest rate of 3.44%. Term advances are payable at maturity date, and advances paid early are subject to a prepayment penalty. The putable advances can be called quarterly until maturity at the option of the FHLB beginning in December 2023.
FHLB advances are collateralized by a blanket lien on all real estate loans. As of June 30, 2023, our secured borrowing capacity with the FHLB totaled $2.39 billion, of which the Bank was eligible to borrow an additional $1.16 billion based on qualifying loans with an aggregate unpaid principal balance of $3.47 billion as of that date.
The Bank’s investment in the capital stock of the FHLB of San Francisco totaled $25.7 million and $22.6 million at June 30, 2023 and December 31, 2022.
Federal Reserve Bank (FRB) Borrowings
At June 30, 2023, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) of $1.45 billion, including the secured borrowing capacity through the FRB Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs. Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate. Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points. BTFP borrowings are collateralized by eligible investment securities valued at par and provide an additional source of liquidity leveraging high-quality securities.
At June 30, 2023, the Bank pledged certain qualifying loans with an unpaid principal balance of $1.40 billion and securities with a carrying value of $515.3 million as collateral for the FRB credit programs.
Borrowings from the Federal Reserve through the FRB Discount Window and BIC programs were $340.0 million and zero at June 30, 2023 and December 31, 2022. There were no borrowings under the BTFP at June 30, 2023.
The Bank’s investment in capital stock of the Federal Reserve totaled $34.6 million and $34.5 million at June 30, 2023 and December 31, 2022.
Other Borrowings
The Bank maintained available unsecured federal funds lines with six correspondent banks totaling $290.0 million, with no outstanding borrowings at June 30, 2023 and December 31, 2022. The Bank also has the ability to access unsecured overnight borrowings from various financial institutions through the American Financial Exchange platform ("AFX"). The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion and totaled $365.0 million and $445.0 million at June 30, 2023 and December 31, 2022. Borrowings from the correspondent banks and AFX totaled zero at June 30, 2023 and December 31, 2022.
In December 2022, the holding company renewed its $50.0 million revolving line of credit with another financial institution. The line of credit matures on December 18, 2023 and is subject to certain operational and financial covenants. There were no borrowings under this line of credit at June 30, 2023 and December 31, 2022, and we were in compliance with all covenants.
The Bank also maintained repurchase agreements and had no outstanding securities sold under agreements to repurchase at June 30, 2023 and December 31, 2022. Availabilities and terms on repurchase agreements are subject to the counterparties’ discretion and the pledging of additional investment securities.
NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			June 30, 2023		December 31, 2022
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$174,000	$(609)	$175,000	$(722)
Subordinated notes(1)	4.375%	10/30/2030	85,000	(1,797)	85,000	(1,899)
PMB Statutory Trust III, junior subordinated debentures	SOFR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	SOFR + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$276,527	$(2,406)	$277,527	$(2,621)

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
During the three and six months ended June 30, 2023, we repurchased senior notes with an outstanding balance of $1.0 million at a discount and recognized an $80 thousand gain.
At June 30, 2023, we were in compliance with all covenants under our long-term debt agreements.
NOTE 8 – INCOME TAXES
For the three and six months ended June 30, 2023, income tax expense was $6.7 million and $14.1 million, resulting in an effective tax rate of 27.4% and 27.0%. For the three and six months ended June 30, 2022, income tax expense was $10.2 million and $28.9 million, resulting in an effective tax rate of 27.6% and 27.8%. The effective tax rate for the three and six months ended June 30, 2023 and 2022, differs from the combined federal and state statutory rate for the consolidated company of 28.9% due primarily to various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $64.0 million and $50.5 million at June 30, 2023 and December 31, 2022.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $0.8 million at both June 30, 2023 and December 31, 2022. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of June 30, 2023, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $0.6 million.
At June 30, 2023 and December 31, 2022, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
At June 30, 2023, the fair value of the cash flow hedges represent a liability of $0.5 million, of which $0.4 million (net of tax) was included in accumulated other comprehensive loss on the consolidated statements of financial condition.
Other interest rate swaps and foreign exchange contracts not designated for hedge accounting
During the three and six months ended June 30, 2023, changes in fair value of interest rate swaps on loans and foreign exchange contracts were gains of $10 thousand and losses of $14 thousand and were included in other income on the consolidated statements of operations. During the three and six months ended June 30, 2022, changes in fair value of interest rate swaps on loans and foreign exchange contracts were gains of $82 thousand and $0.2 million.
The following table presents the notional amount and fair value of our derivative instruments as of the dates indicated.

	June 30, 2023		December 31, 2022
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps on loans	$32,677	$2,158	$33,694	$2,134
Foreign exchange contracts	4,892	41	5,885	158
Total	$37,569	$2,199	$39,579	$2,292
Derivative liabilities:
Cash flow hedges	$300,000	$454	$—	$—
Interest rate swaps on loans	32,677	2,138	33,694	2,107
Foreign exchange contracts	4,892	34	5,885	144
Total	$337,569	$2,626	$39,579	$2,251

NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company’s 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of June 30, 2023, there were 1,901,039 shares available for future awards.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Restricted stock awards and units	$1,726	$1,482	$3,181	$2,767

Related tax benefits	$499	$428	$920	$799

Total stock-based compensation expense represents the cost of service-based restricted stock units, performance-based restricted stock units and performance-based restricted stock units with market conditions. At June 30, 2023, unrecognized compensation expense totaled $12.8 million and will be recognized over a weighted average remaining period of 2.5 years.
Restricted Stock Awards and Restricted Stock Units
We have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are measured based on grant-date fair value, which generally reflect the closing price of our stock on the date of grant. For awards containing market conditions, we engage a third party to perform a valuation analysis using a Monte Carlo simulation model to determine grant-date fair value. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance and/or market conditions. Such targets include conditions relating to our profitability, our total shareholder return (TSR), stock price and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation, Nominating and Corporate Governance Committee of our Board of Directors upon the Committee’s certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled.
The following table presents unvested restricted stock awards and restricted stock units activity for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,450,539	$14.85	1,403,245	$14.68
Granted (1)	80,395	$10.20	374,200	$16.07
Vested (2)	(51,294)	$17.94	(283,077)	$17.39
Forfeited (3)	(129,430)	$20.32	(144,158)	$13.55
Outstanding at end of period	1,350,210	$14.61	1,350,210	$14.61
(1)There were zero and 79,784 performance-based shares/units included in shares granted for the three and six months ended June 30, 2023.
(2)There were zero and 66,699 performance-based shares/units included in vested shares for the three and six months ended June 30, 2023.
(3)The number of forfeited shares included aggregate performance-based shares/units of 113,650 and 124,882 for the three and six months ended June 30, 2023.

Stock Options
We have issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price. There were no stock options granted and no unvested stock options as of June 30, 2023 and December 31, 2022. The following tables represents stock option activity for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
($ in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	14,904	$13.05	14,904	$13.05
Exercised	—	$—	—	$—
Outstanding at end of period	14,904	$13.05	14,904	$13.05	1.8 years	$2
Exercisable at end of period	14,904	$13.05	14,904	$13.05	1.8 years	$2
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

The following table summarizes redemptions and repurchases of these depositary shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Series E Preferred Stock:
Depositary shares repurchased	—	—	—	3,948,080
Preferred Stock retired (shares)	—	—	—	98,702

Consideration paid	$—	$—	$—	$98,703
Carrying value	—	—	—	94,956
Impact of preferred stock redemption	$—	$—	$—	$3,747

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
During the three and six months ended June 30, 2023, common stock repurchased under the program totaled 1,348,545 shares and 1,759,491 shares at a weighted average price of $11.85 and $12.02. As of June 30, 2023, the Company had $13.9 million remaining under the current stock repurchase authorization.

Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on AFS securities and cash flow hedges. Changes to AOCI are presented net of the tax effect as a component of stockholders’ equity. Reclassifications from AOCI occur when a security is sold, called or matures and are recorded on the consolidated statements of operations either as a gain or loss. During the first quarter of 2022, we transferred certain AFS securities to HTM. The unrealized loss on such securities at the time of transfer continues to be reported in AOCI and is amortized over the remaining life of the security as a yield adjustment.
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
The following table presents changes to AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Balance at beginning of period	$(50,489)	$(19,172)	$(40,597)	$7,743
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	(7,334)	(21,016)	(12,857)	(59,103)
Reclassification adjustment from other comprehensive income	—	—	—	(16)
Total unrealized loss on securities available-for-sale	(7,334)	(21,016)	(12,857)	(59,119)
Amortization of unrealized loss of available-for-sale securities transferred to held-to-maturity	252	246	505	333
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) arising during the period	8,168	—	(454)	—
Tax effect of current period changes	(355)	5,883	3,645	16,984
Total changes, net of taxes	731	(14,887)	(9,161)	(41,802)
Balance at end of period	$(49,758)	$(34,059)	$(49,758)	$(34,059)
NOTE 12 – VARIABLE INTEREST ENTITIES
We hold ownership interests in alternative energy partnerships, qualified affordable housing partnerships and other CRA investments and have a variable interest in a multifamily securitization trust. We evaluate our interests in these entities to determine whether they meet the definition of a variable interest entity ("VIE") and whether we are required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We have determined that our interests in these entities meet the definition of variable interests; however none of the VIE’s meet the criteria for consolidation.
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

We use the HLBV method to account for our investments in alternative energy partnerships as an equity investment. Under the HLBV method, an equity method investor determines its share of an investee’s net earnings by comparing its claim on the investee’s book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $19.1 million and $21.4 million at June 30, 2023 and December 31, 2022.
The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Return of capital	$352	$582	$717	$1,156
Gain (loss) on investments in alternative energy partnerships	36	(1,043)	(1,582)	(1,201)
Tax expense (benefit) recognized from HLBV application	10	(301)	(457)	(347)
There were no fundings of alternative energy partnerships or related income tax credits recognized for the three and six months ended June 30, 2023 and 2022.
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Cash	$2,910	$4,110
Equipment, net of depreciation	233,152	237,641
Other assets	10,078	9,838
Total unconsolidated assets	$246,140	$251,589
Total unconsolidated liabilities	$11,426	$11,679
Maximum loss exposure	$19,111	$21,410

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $19.1 million, which is our recorded investment amount at June 30, 2023.
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
Qualified Affordable Housing Partnerships - Low Income Housing Tax Credits
We invest in limited partnerships that operate qualified affordable housing projects that qualify for LIHTC. The returns on these investments are generated primarily through allocated federal tax credits and other tax benefits. In addition, LIHTC investments contribute to our compliance with the Community Reinvestment Act. These limited partnerships are considered to be VIEs, because either (i) they do not have sufficient equity investment at risk or (ii) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary because the general partner has the ability to direct the activities of the VIEs that most significantly impact their economic performance. As a result, we do not consolidate these partnerships.

The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Ending balance(1)	$42,818	$45,726
Aggregate funding commitment	72,997	72,967
Total amount funded	57,290	55,487
Unfunded commitment	15,707	17,480
Maximum loss exposure	42,818	45,726
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.
The following table presents information regarding activity in our LIHTC investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Fundings	$1,168	$919	$1,803	$2,024
Proportional amortization recognized	1,427	1,027	2,938	2,573
Income tax credits recognized	1,688	1,163	3,375	2,536
Other CRA Investments
We invest in other CRA investments that are accounted for using the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value. Other CRA investments totaled $89.0 million and $85.0 million at June 30, 2023 and December 31, 2022.
CRA investments that are accounted for under the equity method consist primarily of investments in small business investment companies (“SBICs”) and limited partnerships which provide affordable housing where our ownership percentage exceeds 3%. Under the equity method of accounting, we record our proportionate share of the profits or losses of the investment entity as an adjustment to the carrying value of the investment and as a component of noninterest income. Equity investments that do not meet the criteria to be accounted for under the equity method and do not have a readily determinable fair value are accounted for at cost under the measurement alternative to fair value with adjustments for impairment and observable price changes as applicable. These investments consist primarily of investments in limited partnerships which provide affordable housing where our partnership percentage is less than 3% and other qualifying investments such as Community Development Financial Institutions (“CDFI”) stock.
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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At June 30, 2023, the remaining unpaid principal balance on the securitization totaled $91.0 million, and we have a $1.2 million repurchase reserve related to this VIE.
Capital Trusts - Trust Preferred Securities
In connection with our acquisition of PMB, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 7 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At

June 30, 2023 and December 31, 2022, our investment in these grantor trusts, which is included in other assets in the consolidated statements of financial condition, totaled $0.5 million.
NOTE 13 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$17,732	$147	$37,846	$311

Weighted average common shares outstanding	57,503,213	477,321	58,017,185	477,321
Dilutive effects of restricted shares/units	45,268	—	104,941	—
Dilutive effects of stock options	205	—	866	—
Average shares and dilutive common shares	57,548,686	477,321	58,122,992	477,321

Basic earnings per common share	$0.31	$0.31	$0.65	$0.65
Diluted earnings per common share	$0.31	$0.31	$0.65	$0.65

For the three and six months ended June 30, 2023, there were 609,324 and 457,960 anti-dilutive restricted shares/units and 11,232 and zero anti-dilutive stock options that were excluded from computing diluted earnings per common share.
The following table presents computations of basic and diluted EPS for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$26,504	$208	$74,645	$579
Less: preferred stock dividends	—	—	(1,409)	(11)
Less: preferred stock redemption	—	—	(3,718)	(29)
Net income allocated to common stockholders	$26,504	$208	$69,518	$539

Weighted average common shares outstanding	60,873,481	477,321	61,497,261	477,321
Dilutive effects of stock units	245,571	—	269,093	—
Dilutive effects of stock options	4,242	—	4,701	—
Average shares and dilutive common shares	61,123,294	477,321	61,771,055	477,321

Basic earnings per common share	$0.44	$0.44	$1.13	$1.13
Diluted earnings per common share	$0.43	$0.44	$1.13	$1.13
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

The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	June 30, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$39,729	$161,036	$50,193	$180,696
Unused lines of credit	47,334	1,330,913	8,392	1,505,122
Letters of credit	1,671	7,462	2,461	7,016

Other Commitments
At June 30, 2023, we had unfunded commitments of $15.7 million, $7.5 million, and $20.0 million for LIHTC investments, SBIC investments, and other investments. At December 31, 2022, we had unfunded commitments of $17.5 million, $8.6 million, and $9.8 million for LIHTC investments, SBIC investments, and other investments.
NOTE 15 – OTHER ASSETS AND OTHER LIABILITIES
The following table presents the components of other assets as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Accrued interest receivable	$35,821	$37,942
Prepaid expenses	9,816	8,068
Derivative instruments(1)	2,199	2,292
Operating lease right-of-use assets	26,630	28,780
Servicing assets	21,051	22,484
Other real estate owned	882	—
Income taxes receivable	—	7,679
Investments:
CRA and other equity investments(2)	94,703	90,295
LIHTCs(2)	42,818	45,726
Alternative energy partnerships(2)	19,111	21,410
Other assets	25,281	13,513
Total other assets	$278,312	$278,189
(1)See Note 9 - Derivative Instruments for information regarding derivative instruments
(2)See Note 12 - Variable Interest Entities regarding alternative energy partnerships, LIHTC and other CRA investments
The following table presents the components of accrued expenses and other liabilities as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Accrued interest payable	$14,791	$7,004
Accounts payable and accrued expenses	43,791	37,560
Income taxes payable	682	—
Derivative liabilities(1)	2,626	2,251
Lease liability	30,505	33,122
Commitments to fund LIHTC(2)	15,707	17,480
Reserve for unfunded noncancellable loan commitments	4,005	5,305
Reserve for loss on repurchased loans	1,977	2,989
Other liabilities	5,933	8,512
Total accrued expenses and other liabilities	$120,017	$114,223
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

NOTE 16 – REVENUE RECOGNITION
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Noninterest income
In scope of Topic 606
Deposit service fees	$1,377	$1,627	$2,640	$3,281
Debit card fees	424	542	801	995
Other	331	137	699	296
Noninterest income (in-scope of Topic 606)	2,132	2,306	4,140	4,572
Noninterest income (out-of-scope of Topic 606)	3,892	4,880	9,743	8,524
Total noninterest income	$6,024	$7,186	$13,883	$13,096

We do not typically enter into long-term revenue contracts with clients and as of June 30, 2023 and December 31, 2022, we did not have any significant contract balances within the scope of Topic 606 and we did not capitalize any revenue contract acquisition costs.
Sale-leaseback Transactions
In January 2022, we completed a sale-leaseback transaction for $2.4 million and recognized a gain of $0.8 million. Gains related to sale-leaseback are included in other income in the accompanying consolidated statements of operations.
NOTE 17 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2023, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
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
Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in an aggregate amount less than $120 thousand for each of the three and six months ended June 30, 2023 and 2022.

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

NOTE 19 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on June 30, 2023 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
On July 25, 2023, the Company and PacWest announced the execution of an Agreement and Plan of Merger, pursuant to which (a) a newly formed merger subsidiary of the Company will merge with and into PacWest, with PacWest surviving (the “merger”), (b) immediately following the merger, PacWest will merge into the Company, with the Company surviving (the “second-step merger”), (c) promptly following the second-step merger, Pacific Western Bank, a California-chartered non-member bank and prior to the second-step merger, a wholly-owned subsidiary of PacWest (“PacWest Bank”), will become a member of the Federal Reserve System (the “FRS Membership”) and (d) promptly following the effectiveness of the FRS Membership, the Bank will merge into PacWest Bank, with PacWest Bank surviving as a wholly-owned subsidiary of the Company. Upon closing of the transaction, the combined holding company and bank will operate under the Banc of California name and brand. At the closing of the merger, PacWest stockholders will be entitled to receive 0.6569 of a share of the Company’s common stock for each share held of PacWest common stock. Each outstanding share of PacWest’s 7.75% series A fixed-rate reset noncumulative perpetual preferred stock will be converted into the right to receive one share of a newly created series of substantially identical preferred stock of the Company with the same terms and conditions.
In connection with the proposed transaction, the Company also entered into separate investment agreements (the “Investment Agreements”) with affiliates of funds managed by Warburg Pincus LLC (the “Warburg Investors”) and certain investment vehicles sponsored, managed or advised by Centerbridge Partners, L.P. and its affiliates (the “Centerbridge Investors” and, together with the Warburg Investors, the “Investors”), which together will invest a total of $400 million for newly issued equity securities of the Company substantially concurrently with and subject to closing of the transaction.
Subject to the terms and conditions of the Investment Agreements, at the closing of the transactions contemplated thereby, the Company expects to issue to the Warburg Investors and the Centerbridge Investors, in the aggregate, approximately 21.8 million shares of common stock at a purchase price of $12.30 per share and 10.8 million shares of a new class of nonvoting, common-equivalent stock at a purchase price of $12.30 per share.
Additionally, the Warburg Investors will receive warrants to purchase approximately 15.9 million of the Company’s nonvoting, common-equivalent shares, and the Centerbridge Investors will receive warrants to purchase approximately 3.0 million shares of the Company’s common stock, each with an exercise price of $15.375 per share. The warrants are exercisable for a period of seven years and subject to mandatory exercise when the market price of the Company’s common stock reaches or exceeds $24.60 for twenty or more trading days during any thirty-consecutive trading day period.
Simultaneously with entering into the definitive merger agreement, Banc of California, N.A. entered into an aggregate of $3.5 billion in interest rate swap options to hedge interest rate risk for a total cost of $15.7 million, and a contingent forward asset sale agreement on the SFR loan portfolio of $1.8 billion.
Except as noted, there have been no other subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of June 30, 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California’s diverse businesses, entrepreneurs and communities through our 27 full service branches in California, extending from San Diego to Santa Barbara. Through our dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed to serve the banking and financial needs of our target clients. We also acquired Deepstack Technologies in 2022 to be able to offer full stack payment processing solutions and further our ability to serve as the hub of our clients' financial services ecosystem.
Economy and Banking Industry Impact
Economic uncertainty and concerns regarding the stability of the U.S. banking system following recent bank failures earlier in the year contributed to a challenging operating environment for our Company in the first half of 2023. Additionally, the Federal Reserve continued to raise the short-term federal funds rate, which increased 100 basis points since the start of the year through July 2023, as inflation persists. Since the beginning of 2022 through July 2023, the Federal Reserve has increased the federal funds target rate 525 basis points. As our assets and liabilities are primarily monetary in nature, the effect of changes in interest rates has a significant impact on our performance.
The rising interest rate environment may lead to lower demand for loans, higher credit losses, and decreased values for our investment securities, among other negative effects. Additionally, it may create more intense competition for low-cost deposits, potential for deposit outflows as rate-sensitive depositors seek higher yielding products or investment alternatives, and increased deposit rates and borrowing costs. The recent industry events could further accelerate the deposit outflows experienced by some mid-sized banks.
During the first quarter of 2023, in response to volatility in the financial markets, we proactively performed liquidity-enhancing measures, including additional advances from the FHLB and draws on available FRB facilities. We reduced our excess liquidity toward the end of the second quarter as volatility in the markets began to stabilize. We had primary and secondary liquidity availability of just over $3.9 billion, or 2.2 times our uninsured and uncollateralized deposits at quarter end. While these actions had a negative impact on our level of profitability and net interest margin in the second quarter and year-to-date period, we believe it was prudent from a risk management perspective.
Recently Announced Merger with PacWest
On July 25, 2023, the Company and PacWest announced the execution of a definitive merger agreement pursuant to which the companies will combine in an all-stock merger transaction. Pursuant to the terms and conditions of the agreement, PacWest will merge into the Company, with the Company surviving, and the Bank will merge into PacWest Bank, with PacWest Bank surviving as wholly-owned subsidiary of the Company. The combined holding company and bank will operate under the Banc of California name and brand following closing of the transaction. At the closing of the merger, PacWest stockholders will be entitled to receive 0.6569 of a share of the Company’s common stock for each share held of PacWest common stock.
In connection with entering into the definitive merger agreement, the Company also entered into the Investment Agreements with the Warburg Investors and the Centerbridge Investors. Subject to the terms and conditions of the Investment Agreements, at closing, the Investors will invest an aggregate of $400 million for newly issued equity securities substantially concurrently with, and subject to, closing of the merger. The proceeds from this capital raise are expected to be utilized in conjunction with other planned actions to reposition the combined company’s balance sheet. It is expected that, after closing the transaction, the combined company will repay approximately $13 billion in wholesale borrowings and high-cost deposits using proceeds from the sale of certain loan and investment securities assets. The Bank has also entered into an aggregate of $3.5 billion notional amount in interest rate swap options to hedge interest rate risk and a contingent forward asset sale agreement to lock in proceeds for certain asset sales contemplated in connection with the closing of the transaction.
Upon completion of the proposed transaction, (a) the shares issued to PacWest stockholders in the merger are expected to represent approximately 47% of the outstanding shares of the combined company, (b) the shares issued to the Investors in the equity capital raise transaction discussed above are expected to represent approximately 19% of the outstanding shares of the combined company and (c) the shares of Banc of California common stock that are outstanding immediately prior to completion of the merger are expected to represent approximately 34% of the outstanding shares of the combined company.
Financial Highlights
For the second quarter of 2023, net income was $17.9 million, or $0.31 per diluted common share. This compares to net income of $20.3 million, or $0.34 per diluted common share, for the first quarter of 2023 and net income of $26.7 million, or $0.43 per diluted common share, for the second quarter of 2022.
On an adjusted basis, net income was $18.4 million for the quarter, or $0.32 per diluted common share, for the second quarter of 2023.(1) This compares to adjusted net income of $21.7 million, or $0.37 per diluted common share, for the first quarter of 2023, and $27.8 million, or $0.45 per diluted common share for the second quarter of 2022.(1)
Second quarter of 2023 highlights:
•Interest income growth, up $9.2 million or 9% from the prior quarter due to higher interest rates and changes in the portfolio as new originations have higher yields than payoffs. Overall, net interest income was down $3.4 million or 5% from the prior quarter due to higher funding costs, changes in the balance sheet mix and the impact of the strategy to hold extra liquidity, which resulted in higher short-term borrowings from the FHLB and FRB.
•Stable overall deposits, down approximately 1% on average and period-end balances, with the period-end noninterest-bearing percentage stable at approximately 36% quarter over quarter.
•Noninterest-bearing deposit growth from new clients, which contributed inflows of $74.8 million in the quarter, consistent with the prior quarter’s growth and up 13% over the same period last year.
•Loan growth, up $101.8 million or 1% from the prior quarter and 6% annualized, highlighted by core commercial and industrial growth of $64 million or 6% and increased warehouse utilization.
•Lower noninterest expenses, which declined $2.1 million or 4% from the prior quarter due primarily to lower losses in alternative energy partnerships and compensation expenses.
•High liquidity levels, with immediately available on-balance sheet liquidity and unused borrowing capacity of $3.9 billion. Available liquidity was 2.2 times the level of uninsured and uncollateralized deposits, which was consistent with the prior quarter.
•Low unrealized losses, with AFS unrealized losses of $54.1 million on securities of $922.1 million, representing 4.3% of CET1 capital. Total AFS and HTM unrealized losses of $115.5 million on total securities of $1.25 billion represented 9.1% of CET1 capital.
•Strong capital ratios well above the regulatory thresholds for “well capitalized” banks, including a 14.26% Total risk-based capital ratio, 11.88% Tier 1 capital ratio, 11.88% CET1 capital ratio and 9.39% Tier 1 leverage ratio.
•Other performance highlights as follows:
◦Book value per share of $16.67, up from $16.33
◦Tangible common equity per share of $14.56, up from $14.26(1)
◦Repurchased $16.0 million of common stock during the quarter and $21.1 million during the six months ended June 30, 2023

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
1 Non-GAAP measures; refer to section “Non-GAAP Measures”

ACL - Loans. The ACL on loans is estimated on a quarterly basis and represents management’s estimate of CECL in our loan portfolio. The ACL estimate is based on the accounting standard commonly known as CECL. Under the CECL method, pools of loans with similar risk characteristics are collectively evaluated while loans that no longer share risk characteristics with loan pools are evaluated individually. Collective loss estimates are determined by applying loss factors, designed to estimate current expected credit losses, to amortized cost balances over the remaining life of the collectively evaluated portfolio. The ALL includes qualitative adjustments to bring the allowance to the level management believes is appropriate based on factors that have not otherwise been fully accounted for, including those described in the federal banking agencies’ joint interagency policy statement on ALL. These factors include, among others, inherent imprecision in forecasting economic variables, including determining the depth and duration of economic cycles and their impact to relevant economic variables; qualitative adjustments based on our evaluation of different forecast scenarios and known recent events impacting relevant economic variables; data factors that address the risk that certain model inputs may not reflect all available information including (i) risk factors that have not been fully addressed in internal risk ratings, (ii) changes in lending policies and procedures, (iii) changes in the level and quality of experience held by lending management, (iv) imprecision in the risk rating system and (v) limitations in data available for certain loan portfolios. The ACL process also includes challenging and calibrating the model and model results against observed information, trends and events within the loan portfolio, among others. The ACL and provision for credit losses include amounts and changes from both the ALL and the RUC.
ACL - AFS Securities. For AFS securities which are in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not, that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded as a valuation allowance for the estimated credit loss, reducing the carrying value of the securities on the balance sheet and limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL are recorded as a provision for credit loss. Losses are charged against the allowance when we believe the uncollectibility of an AFS security has been confirmed or if either of the criteria regarding intent or requirement to sell is met.
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
Acquired Loans. At acquisition date, loans are evaluated to determine whether they meet the criteria of a PCD loan. PCD loans are loans that in management’s judgment have experienced more than insignificant deterioration in credit quality since origination. Factors that indicate a loan may have experienced more than insignificant credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. In addition to the fair value adjustment, at the date of acquisition, an ACL is established with a corresponding increase to the overall acquired loan balance. This initial ACL is determined using our application of the CECL method.
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
Tax positions that are uncertain but meet a more-likely-than-not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.
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
Tangible assets, tangible equity, tangible common equity, tangible common equity to tangible assets, tangible common equity per share, return on average tangible common equity, adjusted noninterest income, adjusted noninterest expense, adjusted noninterest income to adjusted total revenue, adjusted noninterest expense to average total assets, pre-tax pre-provision (PTPP) income, adjusted PTPP income, PTPP income ROAA, adjusted PTPP income ROAA, efficiency ratio, adjusted efficiency ratio, adjusted net income, adjusted net income available to common stockholders, adjusted diluted earnings per share (EPS), adjusted return on average assets (ROAA) and adjusted common equity tier 1 (CET 1) constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
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
Common equity tier 1 and the common equity tier 1 ratio are defined by regulatory capital rules. Adjusted CET 1 is calculated by subtracting net unrealized losses, net of tax, on securities from CET 1 capital and provided to reflect management’s assessment of capital impacts from net unrealized losses on securities.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

($ in thousands, except per share data) (Unaudited)	June 30, 2023	December 31, 2022
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$9,370,265	$9,197,016
Less goodwill	(114,312)	(114,312)
Less other intangible assets	(6,603)	(7,526)
Tangible assets(1)	$9,249,350	$9,075,178

Total stockholders' equity	$957,054	$959,618
Less goodwill	(114,312)	(114,312)
Less other intangible assets	(6,603)	(7,526)
Tangible common equity(1)	$836,139	$837,780

Total stockholders' equity to total assets	10.21%	10.43%
Tangible common equity to tangible assets(1)	9.04%	9.23%

Common shares outstanding	56,944,706	58,544,534
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	57,422,027	59,021,855

Book value per common share	$16.67	$16.26
Tangible common equity per common share(1)	$14.56	$14.19
(1)Non-GAAP measure.

	Three Months Ended			Six Months Ended June 30,
($ in thousands) (Unaudited)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Return on tangible common equity
Average total stockholders' equity	$997,049	$1,004,794	$969,885	$1,000,900	$1,009,677
Less average preferred stock	—	—	—	—	(37,773)
Average total common stockholders' equity	997,049	1,004,794	969,885	1,000,900	971,904
Less average goodwill	(114,312)	(114,312)	(95,127)	(114,312)	(94,719)
Less average other intangibles	(6,885)	(7,355)	(4,869)	(7,119)	(5,543)
Average tangible common equity(1)	$875,852	$883,127	$869,889	$879,469	$871,642

Net income available to common stockholders	$17,879	$20,278	$26,712	$38,157	$70,057
Add amortization of other intangibles	462	461	313	923	754
Less tax effect on amortization of other intangibles(2)	(137)	(136)	(93)	(273)	(223)
Net income available to common stockholders(1)	$18,204	$20,603	$26,932	$38,807	$70,588

Return on average equity	7.19%	8.18%	11.05%	7.69%	15.02%
Return on average tangible common equity(1)	8.34%	9.46%	12.42%	8.90%	16.33%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory Federal tax rate of 29.6%.

	Three Months Ended			Six Months Ended June 30,
($ in thousands) (Unaudited)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Adjusted noninterest income
Total noninterest income	$6,024	$7,859	$7,186	$13,883	$13,096
Noninterest income adjustments:
Net loss (gain) on securities available-for-sale	—	—	—	—	(16)
Total noninterest income adjustments	—	—	—	—	(16)
Adjusted noninterest income(1)	$6,024	$7,859	$7,186	$13,883	$13,080

Adjusted noninterest expense
Total noninterest expense	$49,132	$51,239	$48,612	$100,371	$95,208
Noninterest expense adjustments:
Indemnified legal (fees) recoveries	(752)	(380)	(455)	(1,132)	(349)
Noninterest expense adjustments before (loss) gain in alternative energy partnership investments	(752)	(380)	(455)	(1,132)	(349)
(Loss) gain in alternative energy partnership investments	36	(1,618)	(1,043)	(1,582)	(1,201)
Total noninterest expense adjustments	(716)	(1,998)	(1,498)	(2,714)	(1,550)
Adjusted noninterest expense(1)	$48,416	$49,241	$47,114	$97,657	$93,658

Average assets	$9,611,239	$9,317,209	$9,342,696	$9,465,035	$9,367,364
Noninterest income to total revenue	7.96%	9.71%	8.41%	8.87%	7.80%
Adjusted noninterest income to adjusted total revenue(1)	7.96%	9.71%	8.41%	8.87%	7.79%
Noninterest expense to average total assets(2)	2.05%	2.23%	2.09%	2.14%	2.05%
Adjusted noninterest expense to average total assets(1)(2)	2.02%	2.14%	2.02%	2.08%	2.02%
(1)Non-GAAP measure.
(2)Ratio presented on an annualized basis.

	Three Months Ended			Six Months Ended June 30,
($ in thousands) (Unaudited)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Adjusted pre-tax pre-provision income
Net interest income	$69,632	$73,053	$78,299	$142,685	$154,740
Noninterest income	6,024	7,859	7,186	13,883	13,096
Total revenue	75,656	80,912	85,485	156,568	167,836
Noninterest expense	49,132	51,239	48,612	100,371	95,208
Pre-tax pre-provision income(1)	$26,524	$29,673	$36,873	$56,197	$72,628

Total revenue	$75,656	$80,912	$85,485	$156,568	$167,836
Total noninterest income adjustments	—	—	—	—	(16)
Adjusted total revenue(1)	75,656	80,912	85,485	156,568	167,820

Noninterest expense	49,132	51,239	48,612	100,371	95,208
Total noninterest expense adjustments	(716)	(1,998)	(1,498)	(2,714)	(1,550)
Adjusted noninterest expense(1)	48,416	49,241	47,114	97,657	93,658
Adjusted pre-tax pre-provision income(1)	$27,240	$31,671	$38,371	$58,911	$74,162

Average assets	$9,611,239	$9,317,209	$9,342,696	$9,465,035	$9,367,364
Pre-tax pre-provision income ROAA(1)(2)	1.11%	1.29%	1.58%	1.20%	1.56%
Adjusted pre-tax pre-provision income ROAA(1)(2)	1.14%	1.38%	1.65%	1.26%	1.60%
Efficiency ratio(1)(2)	64.94%	63.33%	56.87%	64.11%	56.73%
Adjusted efficiency ratio(1)(2)	63.99%	60.86%	55.11%	62.37%	55.81%
(1)Non-GAAP measure.
(2)Ratio presented on an annualized basis.

	Three Months Ended			Six Months Ended June 30,
($ in thousands) (Unaudited)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Adjusted net income
Net income(1)	$17,879	$20,278	$26,712	$38,157	$75,224
Adjustments:
Noninterest income	—	—	—	—	(16)
Noninterest expense adjustments	716	1,998	1,498	2,714	1,550
Tax impact of adjustments above(2)	(212)	(591)	(443)	(802)	(454)
Adjustments to net income	504	1,407	1,055	1,912	1,080
Adjusted net income(1)(3)	$18,383	$21,685	$27,767	$40,069	$76,304

Average assets	$9,611,239	$9,317,209	$9,342,696	$9,465,035	$9,367,364
ROAA(4)	0.75%	0.88%	1.15%	0.81%	1.62%
Adjusted ROAA(3)(4)	0.77%	0.94%	1.19%	0.85%	1.64%

Adjusted net income available to common stockholders
Net income available to common stockholders	$17,879	$20,278	$26,712	$38,157	$70,057
Adjustments to net income	504	1,407	1,055	1,912	1,080
Adjustments for impact of preferred stock redemption	—	—	—	—	3,747
Adjusted net income available to common stockholders(3)	$18,383	$21,685	$27,767	$40,069	$74,884

Average diluted common shares	58,026,007	59,206,619	61,600,615	58,600,313	62,248,376
Diluted EPS	$0.31	$0.34	$0.43	$0.65	$1.13
Adjusted diluted EPS(3)(5)	$0.32	$0.37	$0.45	$0.68	$1.20
(1)Net income and adjusted net income for the six months ended June 30, 2022 includes a $31.3 million pre-tax reversal of credit losses due to the recovery from the settlement of a previously charged-off loan; there is no similar recovery in any of the other periods presented. The Bank previously recognized a $35.1 million charge-off for this loan during the third quarter of 2019.
(2)Tax impact of adjustments shown at an effective tax rate of 29.6%.
(3)Non-GAAP measure.
(4)Ratio presented on an annualized basis.
(5)Represents adjusted net income available to common stockholders divided by average diluted common shares.

($ in thousands) (Unaudited)	June 30, 2023
Adjusted Common Equity Tier 1 (CET 1) capital(1)
CET 1 capital	$892,009
Less unrealized loss on AFS securities, net of tax	(38,103)
Less unrealized loss on HTM securities, net of tax	(43,197)
Adjusted CET 1 capital(2)	$810,709

Unrealized loss on AFS securities, net of tax, to CET 1 capital	4.27%
Total unrealized loss on AFS and HTM securities, net of tax, to CET 1 capital	9.11%

(1)June 30, 2023 presented to reflect management’s assessment of capital impact from net unrealized losses on securities. Tax rate of 29.6% used for calculation purposes.
(2)Non-GAAP measure.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022:

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)(2)	$7,061,016	$92,889	5.28%	$6,994,958	$87,418	5.07%	$7,269,655	$78,895	4.35%
Securities	1,311,362	15,804	4.83%	1,297,640	14,909	4.66%	1,216,612	8,124	2.68%
Other interest-earning assets (3)	595,234	7,458	5.03%	389,051	4,592	4.79%	295,715	1,399	1.90%
Total interest-earning assets	8,967,612	116,151	5.20%	8,681,649	106,919	4.99%	8,781,982	88,418	4.04%
Allowance for loan losses	(82,282)			(84,267)			(94,217)
BOLI and noninterest-earning assets (4)	725,909			719,827			654,931
Total assets	$9,611,239			$9,317,209			$9,342,696
Interest-bearing liabilities:
Interest-bearing checking	$1,761,341	9,751	2.22%	$1,951,618	8,514	1.77%	$2,363,233	1,457	0.25%
Savings and money market	1,015,181	2,609	1.03%	1,070,911	2,001	0.76%	1,598,663	860	0.22%
Certificates of deposit	1,566,636	15,758	4.03%	1,189,658	10,012	3.41%	631,415	863	0.55%
Total interest-bearing deposits	4,343,158	28,118	2.60%	4,212,187	20,527	1.98%	4,593,311	3,180	0.28%
FHLB advances and FRB borrowings	1,441,244	14,703	4.09%	1,067,125	9,648	3.67%	485,629	3,114	2.57%
Other borrowings	358	3	3.36%	4,773	57	4.84%	117,688	325	1.11%
Long-term debt	275,012	3,695	5.39%	274,939	3,634	5.36%	274,515	3,500	5.11%
Total interest-bearing liabilities	6,059,772	46,519	3.08%	5,559,024	33,866	2.47%	5,471,143	10,119	0.74%
Noninterest-bearing deposits	2,425,719			2,617,973			2,804,877
Noninterest-bearing liabilities	128,699			135,418			96,791
Total liabilities	8,614,190			8,312,415			8,372,811
Total stockholders’ equity	997,049			1,004,794			969,885
Total liabilities and stockholders’ equity	$9,611,239			$9,317,209			$9,342,696
Net interest income/spread		$69,632	2.12%		$73,053	2.52%		$78,299	3.30%
Net interest margin (5)			3.11%			3.41%			3.58%

Ratio of interest-earning assets to interest-bearing liabilities	148%			156%			161%
Total deposits(6)	6,768,877	28,118	1.67%	6,830,160	20,527	1.22%	7,398,188	3,180	0.17%
Total funding (7)	8,485,491	46,519	2.20%	8,176,997	33,866	1.68%	8,276,020	10,119	0.49%
(1)Includes average loans held for sale of $4.4 million, $4.3 million and $3.6 million for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022,which are included in other assets in the accompanying consolidated statements of financial condition.

(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the ACL. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $(1.0) million, $0.3 million and $(0.2) million for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $128.4 million, $127.4 million and $124.8 million for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022.
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

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Net interest income decreased $3.4 million, or 4.7%, to $69.6 million for the second quarter primarily due to the impact of higher market interest rates, changes in the balance sheet mix, and the cost of excess short-term borrowings from the FHLB and FRB related to maintaining higher levels of liquidity during the quarter, which was partially offset by higher average balances and yields on interest-earning assets.
The net interest margin decreased 30 basis points to 3.11% for the second quarter as the average cost of funds increased 52 basis points while the average interest-earning assets yield increased 21 basis points.
The yield on average interest-earning assets increased 21 basis points to 5.20% for the second quarter from 4.99% in the first quarter mainly due to higher yields on loans, securities and other interest-earning assets. The overall loan yield increased 21 basis points to 5.28% during the second quarter as a result of the impact of higher market interest rates and changes in portfolio mix from originations and payoffs. The yield on securities increased 17 basis points to 4.83% due mostly to rate resets in the CLO portfolio.
The average cost of funds increased 52 basis points to 2.20% for the second quarter from 1.68% in the first quarter, driven by higher market interest rates and changes in the balance sheet mix. The cost of average interest-bearing liabilities increased 61 basis points to 3.08% for the second quarter from 2.47% in the first quarter. This increase was due partially to the cost of excess short-term borrowings from the FHLB and FRB related to maintaining excess liquidity at the end of the first quarter and into the second quarter due to the operating environment. Average noninterest-bearing deposits were $192.3 million lower and average total deposits were $61.3 million lower for the second quarter.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net interest income for the second quarter of 2023 decreased $8.7 million, or 11.1%, to $69.6 million compared to $78.3 million for the same 2022 period. Net interest income for the second quarter of 2023 was impacted by higher market interest rates, changes in the balance sheet mix, and the cost of excess short-term borrowings from the FHLB and FRB related to maintaining higher levels of liquidity during the second quarter of 2023, which was partially offset by higher average yields on interest-earning assets.
The net interest margin decreased 47 basis points to 3.11% for the second quarter of 2023 as average cost of total funding increased 171 basis points while the average interest-earning assets yield increased 116 basis points.

The yield on average interest-earning assets increased 116 basis points to 5.20% for the second quarter of 2023 from 4.04% for the same 2022 period mainly due to higher market interest rates and changes in the mix of interest-earning assets. The yield on average loans increased 93 basis points to 5.28% compared to the same 2022 period as a result of the impact of higher market interest rates and changes in portfolio mix. The yield on securities increased 215 basis points to 4.83% for the second quarter of 2023, compared to 2.68% for the same 2022 period. Average loans represented 79% of average earnings assets for the three months ended June 30, 2023 compared to 83% for the three months ended June 30, 2022. Average loans decreased by $208.6 million due mostly to lower average warehouse balances, partially offset by loan growth within other loans categories.

The average cost of funds increased 171 basis points to 2.20% for the second quarter of 2023, from 0.49% for the same 2022 period, due mostly to higher market interest rates as the average effective Federal Funds rate increased 422 basis points to 4.99% for the second quarter of 2023 from 0.77% in the same 2022 period, changes in the balance sheet mix and the cost of excess short-term borrowings from the FHLB and FRB related to maintaining excess liquidity in 2023 due to the operating environment. The average cost of total deposits increased 150 basis points to 1.67% for the second quarter of 2023 compared to the same 2022 period. The cost of average interest-bearing liabilities increased 234 basis points to 3.08% for the second quarter of 2023 from 0.74% for the same 2022 period and included a 232 basis point increase in the cost of average interest-bearing deposits to 2.60%. Average noninterest-bearing deposits decreased $379.2 million for the second quarter of 2023 compared to the same 2022 period and average deposits decreased $629.3 million. Average noninterest-bearing deposits represented 36% of total average deposits for the second quarter of 2023 and 38% for the second quarter of 2022.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)(2)	$7,028,169	$180,307	5.17%	$7,266,234	$155,129	4.31%
Securities	1,304,539	30,713	4.75%	1,254,137	15,433	2.48%
Other interest-earning assets (3)	492,712	12,050	4.93%	280,611	2,125	1.53%
Total interest-earning assets	8,825,420	223,070	5.10%	8,800,982	172,687	3.96%
Allowance for loan losses	(83,269)			(93,422)
BOLI and noninterest-earning assets (4)	722,884			659,804
Total assets	$9,465,035			$9,367,364
Interest-bearing liabilities:
Interest-bearing checking	$1,855,954	18,265	1.98%	$2,386,120	2,097	0.18%
Savings and money market	1,042,892	4,610	0.89%	1,635,747	1,371	0.17%
Certificates of deposit	1,379,188	25,770	3.77%	570,170	1,100	0.39%
Total interest-bearing deposits	4,278,034	48,645	2.29%	4,592,037	4,568	0.20%
FHLB advances	1,255,218	24,351	3.91%	472,760	6,067	2.59%
Other borrowings	2,554	59	4.66%	117,095	379	0.65%
Long-term debt	274,975	7,330	5.38%	274,466	6,933	5.09%
Total interest-bearing liabilities	5,810,781	80,385	2.79%	5,456,358	17,947	0.66%
Noninterest-bearing deposits	2,521,314			2,800,281
Noninterest-bearing liabilities	132,040			101,048
Total liabilities	8,464,135			8,357,687
Total stockholders’ equity	1,000,900			1,009,677
Total liabilities and stockholders’ equity	$9,465,035			$9,367,364
Net interest income/spread		$142,685	2.31%		$154,740	3.30%
Net interest margin (5)			3.26%			3.55%

Ratio of interest-earning assets to interest-bearing liabilities	152%			161%
Total deposits(6)	6,799,348	48,645	1.44%	7,392,318	4,568	0.12%
Total funding (7)	8,332,095	80,385	1.95%	8,256,639	17,947	0.44%
(1)Includes average loans held for sale of $4.4 million and $3.5 million for the six months ended June 30, 2023 and 2022, which are included in other assets in the accompanying consolidated statements of financial condition.
(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the ACL. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $(0.7) million and $(0.6) million for the six months ended June 30, 2023 and 2022 are included in interest income.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $127.9 million and $124.4 million for the six months ended June 30, 2023 and 2022.
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

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net interest income decreased $12.1 million, or 7.8%, to $142.7 million for the six months ended June 30, 2023 due primarily to higher funding costs from higher market interest rates, changes in the balance sheet mix and the conservative strategy to hold extra liquidity at the end of the first quarter and into the second quarter due to the operating environment.
The net interest margin decreased 29 basis points to 3.26% as the average cost of funds increased 151 basis points while the average interest-earning assets yield increased 114 basis points between periods.
The yield on average interest-earning assets increased 114 basis points to 5.10% for the six months ended June 30, 2023, from 3.96% for the same period in 2022 due mostly to higher market interest rates and changes in the mix of interest-earning assets. The yield on average loans increased 86 basis points to 5.17% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The yield on average investment securities increased 227 basis points for the same period. Average loans represented 80% of average earnings assets for the six months ended June 30, 2023 compared to 83% for the six months ended June 30, 2022. Average loans decreased by $238.1 million due mostly to lower average warehouse balances, partially offset by organic loan growth in other loan categories.
The average cost of funds increased 151 basis points to 1.95% for the six months ended June 30, 2023 from 0.44% for the six months ended June 30, 2022 due mostly to higher market interest rates and changes in the balance sheet mix. The average cost of total deposits increased 132 basis points to 1.44% for the six months ended June 30, 2023 compared to the same period in 2022. The cost of average interest-bearing liabilities increased 213 basis points to 2.79% for the six months ended June 30, 2023 compared to 0.66% for the same period in 2022 and included a 209 basis point increase in the cost of average interest-bearing deposits to 2.29%. The increase in the cost of these funding sources was mainly due to the impact of higher market interest rates as the average effective Federal Funds rate increased 430 basis points to 4.75% for the six months ended June 30, 2023 from 0.45% in the same period in 2022. Average noninterest-bearing deposits decreased $279.0 million for the six months ended June 30, 2023 compared to the same period in 2022 and average total deposits decreased $593.0 million. Average noninterest-bearing deposits represented 37% of total average deposits for the six months ended June 30, 2023 compared to 38% for the same period in 2022.
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

	Three Months Ended June 30, 2023 vs. June 30, 2022			Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$(2,327)	$16,321	$13,994	$(5,226)	$30,404	$25,178
Securities	678	7,002	7,680	645	14,635	15,280
Other interest-earning assets	2,310	3,749	6,059	2,513	7,412	9,925
Total interest and dividend income	$661	$27,072	$27,733	$(2,068)	$52,451	$50,383
Interest expense:
Interest-bearing checking	$(467)	$8,761	$8,294	$(567)	$16,735	$16,168
Savings and money market	(373)	2,122	1,749	(603)	3,842	3,239
Certificates of deposit	2,822	12,073	14,895	3,465	21,205	24,670
FHLB advances and FRB borrowings	8,908	2,681	11,589	13,967	4,317	18,284
Other borrowings	(542)	220	(322)	(684)	364	(320)
Long-term debt	6	189	195	13	384	397
Total interest expense	10,354	26,046	36,400	15,591	46,847	62,438
Net interest income	$(9,693)	$1,026	$(8,667)	$(17,659)	$5,604	$(12,055)

Provision for Credit Losses
The provision for credit losses is charged to operations and is adjusted in each period to a level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Provision for (reversal of) credit losses - loans	$1,664	$2,500	$(500)	$4,164	$(31,842)
(Reversal of) provision for credit losses - unfunded noncancellable loan commitments	(800)	(500)	500	(1,300)	300
Provision for credit losses - securities	1,036	—	—	1,036	—
Total provision for (reversal of) credit losses	$1,900	$2,000	$—	$3,900	$(31,542)

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
The provision for credit losses was $1.9 million for the second quarter and included a $1.7 million provision for loan losses and a $1.0 million provision for credit loss for AFS securities, partially offset by an $0.8 million reversal of the provision for credit losses related to lower unfunded commitments. There was a $2.0 million provision for credit losses for the first quarter of 2023. The provision for credit losses in the second quarter was mainly due to net charge-offs and an increase in specific reserves, partially offset by the change in portfolio mix and lower unfunded commitments.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The provision for credit losses was $1.9 million for the second quarter of 2023 and included a $1.7 million provision for loan losses and a $1.0 million provision for credit loss for AFS securities, partially offset by an $0.8 million reversal of the provision for credit losses related to lower unfunded commitments. There was no provision for credit losses for the same 2022 period.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
During the six months ended June 30, 2023, the provision for credit losses was $3.9 million, and included a $4.2 million provision for loan losses and a $1.0 million provision for credit loss for AFS securities, partially offset by a $1.3 million reversal of the provision for credit losses related to lower unfunded commitments. The provision for credit losses was a reversal of $31.5 million during the six months ended June 30, 2022, and included a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.
See further discussion in "Allowance for Credit Losses."

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Customer service fees	$2,022	$1,979	$2,578	$4,001	$5,012
Loan servicing income	574	547	109	1,121	321
Income from bank owned life insurance	951	900	810	1,851	1,606
Net gain on sale of securities available-for-sale	—	—	—	—	16
Other income	2,477	4,433	3,689	6,910	6,141
Total noninterest income	$6,024	$7,859	$7,186	$13,883	$13,096

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Noninterest income decreased $1.8 million to $6.0 million for the second quarter mainly due to the timing of revenue received from equity investments of $1.2 million and the prior quarter included $1.1 million in recoveries of certain charged-off loans acquired in a business combination.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Noninterest income for the second quarter of 2023 decreased $1.2 million to $6.0 million compared to the same quarter in 2022 mainly due to lower revenue received from equity investments and other income of $1.2 million and lower customer service fees of $0.6 million, partially offset by higher loan servicing income of $0.5 million from higher purchased mortgage servicing asset balances.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Noninterest income for the six months ended June 30, 2023 increased $0.8 million to $13.9 million compared to the same period in 2022. The increase was mainly due to higher loan servicing income from higher purchased mortgage servicing asset balances, lower valuation losses on loan held for sale, and higher rental income due to an increase in subleased facilities, partially offset by lower customer services fees.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
($ in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Salaries and employee benefits	$28,282	$29,656	$28,264	$57,938	$57,251
Occupancy and equipment	5,603	5,526	5,741	11,129	11,378
Professional fees	4,001	4,072	4,001	8,073	6,840
Data processing	1,686	1,563	1,782	3,249	3,610
Regulatory assessments	1,301	1,202	1,021	2,503	1,796
Software and technology	3,579	3,274	2,747	6,853	5,447
Reversal of loan repurchase reserves	(808)	(11)	(490)	(819)	(961)
Amortization of other intangibles	462	461	313	923	754
Other expense	5,062	3,878	4,190	8,940	7,892
Noninterest expense before (gain) loss on investments in alternative energy partnerships	49,168	49,621	47,569	98,789	94,007
(Gain) loss on investments in alternative energy partnerships	(36)	1,618	1,043	1,582	1,201
Total noninterest expense	$49,132	$51,239	$48,612	$100,371	$95,208

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
Noninterest expense decreased $2.1 million to $49.1 million for the second quarter compared to the first quarter. The decrease was due primarily to (i) lower net losses in alternative energy partnership investments of $1.7 million, (ii) lower salaries and employee benefits of $1.4 million as the first quarter included $1.0 million of severance costs and higher payroll taxes, (iii) the reversal of a provision for loan repurchases of $0.8 million, partially offset by (iv) higher marketing, recruiting and other expense of $1.2 million and (v) higher software and technology expense of $0.3 million as we continue to invest in our technology infrastructure.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Noninterest expense increased $0.5 million to $49.1 million for the second quarter of 2023 from $48.6 million for the comparable 2022 period due mostly to higher marketing, recruiting and other expense of $0.9 million and software and technology costs of $0.8 million related to investments in our technology infrastructure, partially offset by lower loss on investments in alternative energy partnerships of $1.1 million.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Noninterest expense for the six months ended June 30, 2023 increased $5.2 million to $100.4 million compared to the same period in 2022. The increase was due to higher (i) software and technology expense of $1.4 million related to investments in our technology infrastructure, (ii) professional fees of $1.2 million, including a $0.8 million increase in indemnified legal fees (net of insurance recoveries), (iii) marketing, recruiting and other expenses of $1.0 million, (iv) regulatory assessments of $0.7 million as the FDIC increased assessment rates in 2023 and (v) salaries and employee benefits of $0.7 million due mostly to the aforementioned severance costs.
Income Tax Expense
For the three months ended June 30, 2023, March 31, 2023 and June 30, 2022, income tax expense was $6.7 million, $7.4 million, and $10.2 million resulting in an effective tax rate of 27.4%, 26.7% and 27.6%.
Income tax expense totaled $14.1 million for the six months ended June 30, 2023, representing an effective tax rate of 27.0%, compared to $28.9 million and an effective tax rate of 27.8% for the six months ended June 30, 2022.
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

Investment Securities Available-for-Sale
The following table presents the amortized cost and fair value of the AFS securities portfolio and the corresponding amounts of unrealized gains and losses recognized in AOCI as of the dates indicated:

	June 30, 2023				December 31, 2022 (1)
($ in thousands)	Amortized Cost	Unrealized Gain (Loss)	Allowance for Credit Losses	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Securities available-for-sale:
SBA loan pool securities	$9,251	$(36)	$—	$9,215	$11,241	$(54)	$11,187
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	82,913	(1,205)	—	81,708	40,431	(225)	40,206
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	95,760	(6,500)	—	89,260	99,075	(5,884)	93,191
Non-agency residential mortgage-backed securities	122,995	(11,487)	—	111,508	90,832	(10,340)	80,492
Collateralized loan obligations	490,534	(7,703)	—	482,831	492,203	(15,600)	476,603
Corporate debt securities	175,796	(27,191)	(1,036)	147,569	175,781	(9,163)	166,618
Total securities available-for-sale	$977,249	$(54,122)	$(1,036)	$922,091	$909,563	$(41,266)	$868,297
(1)There was no ACL related to AFS securities at December 31, 2022.
AFS securities were $922.1 million at June 30, 2023, an increase of $53.8 million, or 6.2%, from $868.3 million at December 31, 2022. The increase was mainly due to purchases of $101.7 million, partly offset by calls of $20.0 million, principal payments of $14.1 million, a $1.0 million provision for credit losses for corporate debt securities of other financial institutions due to downgrades in their ratings, and an increase in net unrealized losses of $12.9 million.
Net unrealized losses on AFS securities were $54.1 million at June 30, 2023, compared to $41.3 million at December 31, 2022. The net unrealized gain or loss on AFS securities, net of tax, is reflected in accumulated other comprehensive income (loss). The increases in unrealized net losses during the six months ended June 30, 2023 were due to wider credit spreads within corporate debt securities and the impact of higher market interest rates on agency CMOs and non-agency residential MBS, which was partly offset by improvement in the valuation of CLOs.
CLOs totaled $482.8 million and $476.6 million and were all AAA and AA-rated at June 30, 2023 and December 31, 2022. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
During the three and six months ended June 30, 2023, we recorded a $1.0 million provision for credit losses on three corporate debt securities of other financial institutions that were downgraded to below investment grade by external credit agencies. We did not record credit impairment for any investment securities for the three and six months ended June 30, 2022.
We monitor our securities portfolio to ensure it has adequate credit support and consider the lowest credit rating for identification of potential credit impairment. Except for the corporate debt securities noted above, we believe there was no other credit impairment, and the decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in market conditions. As of June 30, 2023, we did not have the intent to sell securities in an unrealized loss position and further believe it is more likely than not that we will not be required to sell these securities before their anticipated recovery. Except for the corporate debt securities noted above, as of June 30, 2023, all of our investment securities in an unrealized loss position received an investment grade credit rating.

Investment Securities Held-to-Maturity
The following table presents the amortized cost and fair value of HTM securities as of the dates indicated:

	June 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$152,843	$(27,987)	$124,856	$153,033	$(29,807)	$123,226
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,359	(11,937)	49,422	61,404	(11,946)	49,458
Municipal securities	114,203	(21,436)	92,767	114,204	(24,428)	89,776
Total securities held-to-maturity	$328,405	$(61,360)	$267,045	$328,641	$(66,181)	$262,460
HTM securities totaled $328.4 million at June 30, 2023, compared to $328.6 million at December 31, 2022. At June 30, 2023, HTM securities included $214.2 million in agency securities and $114.2 million in municipal securities.
During the first quarter of 2022, certain longer-duration fixed-rate MBS and municipal securities with an amortized cost basis of $346.0 million were transferred from the AFS portfolio to the HTM portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which became part of the securities’ amortized cost basis. This amount, along with the unrealized loss included in AOCI, is subsequently amortized over the remaining life of the security as an adjustment to its yield using the interest method. As a result, there is no impact on the consolidated statements of operations.
As of June 30, 2023 and December 31, 2022, HTM securities had aggregate unrealized net losses of $61.4 million and $66.2 million, of which $15.3 million and $15.8 million related to unrealized losses from the transfer of certain fixed-rate MBS and municipal securities from the AFS portfolio to the HTM portfolio in the prior year. These unrealized losses related primarily to changes in overall interest rates.

The following table presents the fair values and weighted average yields using amortized cost of the AFS securities portfolio as of June 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$9,215	3.87%	$—	—%	$—	—%	$—	—%	$9,215	3.87%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	81,708	5.54%	81,708	5.54%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,233	5.70%	7,795	3.61%	24,442	3.14%	51,790	5.19%	89,260	4.45%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	111,508	3.92%	111,508	3.92%
Collateralized loan obligations	482,831	6.88%	—	—%	—	—%	—	—%	482,831	6.88%
Corporate debt securities	—	—%	137,097	4.82%	10,472	5.73%	—	—%	147,569	4.89%
Total securities available-for-sale	$497,279	6.81%	$144,892	4.76%	$34,914	3.95%	$245,006	4.70%	$922,091	5.77%

The following table presents the amortized cost and weighted average yields using amortized cost of the HTM securities portfolio as of June 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$9,344	2.52%	$143,499	2.70%	$152,843	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	61,359	2.64%	61,359	2.64%
Municipal securities	—	—%	—	—%	27,995	2.32%	86,208	2.72%	114,203	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$37,339	2.37%	$291,066	2.69%	$328,405	2.66%

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022	Amount Change	Percentage Change
Commercial:
Commercial and industrial(1)	$2,000,408	$1,845,960	$154,448	8.4%
Commercial real estate	1,266,438	1,259,651	6,787	0.5%
Multifamily	1,654,152	1,689,943	(35,791)	(2.1)%
SBA	62,898	68,137	(5,239)	(7.7)%
Construction	264,684	243,553	21,131	8.7%
Total commercial loans	5,248,580	5,107,244	141,336	2.8%
Consumer:
Single family residential mortgage	1,820,721	1,920,806	(100,085)	(5.2)%
Other consumer	86,905	86,988	(83)	(0.1)%
Total consumer loans	1,907,626	2,007,794	(100,168)	(5.0)%
Total loans(2)	7,156,206	7,115,038	41,168	0.6%
Allowance for loan losses	(80,883)	(85,960)	5,077	(5.9)%
Total loans receivable, net	$7,075,323	$7,029,078	$46,245	0.7%
(1)Includes warehouse lending balances of $786.1 million and $602.5 million at June 30, 2023 and December 31, 2022.
(2)Total loans include net deferred loan origination costs (fees), purchased premiums (discounts), and fair value allocations of premiums (discounts) totaling $7.3 million and $7.1 million at June 30, 2023 and December 31, 2022.

Total loans ended the second quarter of 2023 at $7.16 billion, up $41.2 million from $7.12 billion at December 31, 2022, comprised primarily of a $141.3 million increase in our commercial portfolio, offset by a $100.2 million decrease in our consumer portfolio.
During the six months ended June 30, 2023, the increase in our commercial portfolio included (i) a $154.4 million net increase in C&I loans, including a $183.6 million increase in warehouse lending balances, partly offset by a decrease in other C&I loans of $29.1 million, (ii) a $21.1 million increase in construction loans, (iii) a $6.8 million increase in CRE loans, partially offset by a (iv) $35.8 million decrease in multifamily loans driven by payoff activity. The decrease in our consumer portfolio was due primarily to a $100.1 million decrease in single-family residential (SFR) loans.
Loan fundings of $840.1 million during the six months ended June 30, 2023 included net warehouse advances of $183.6 million, offset by other loan paydowns and payoffs of $794.1 million.

Loan concentrations were well-diversified between products and industries. Notably, the CRE portfolio of $1.27 billion had balances related to office loans of $351.9 million, which was 4.9% of total loans. The office portfolio was comprised of general office of $265.1 million with a weighted average LTV of 53% and debt service coverage ratio of 1.6x and medical office of $86.8 million with a weighted average LTV of 55% and debt service coverage ratio of 2.3x.
Credit Quality Indicators
We categorize loans into risk categories based on relevant information about the ability of borrowers to repay their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze the associated risks in the current loan portfolio and individually grade each loan for credit risk. This analysis includes all loans delinquent over 60 days and non-homogeneous loans such as commercial and CRE loans.

The following table presents the risk categories for total loans by class of loans as of June 30, 2023 and December 31, 2022:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2023
Commercial:
Commercial and industrial	$1,923,203	$30,998	$36,848	$9,359	$2,000,408
Commercial real estate	1,250,928	12,251	3,259	—	1,266,438
Multifamily	1,636,243	2,995	14,914	—	1,654,152
SBA	50,864	1,256	10,476	302	62,898
Construction	264,684	—	—	—	264,684
Consumer:
Single family residential mortgage	1,783,553	3,001	34,167	—	1,820,721
Other consumer	86,132	402	371	—	86,905
Total	$6,995,607	$50,903	$100,035	$9,661	$7,156,206

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial:
Commercial and industrial	$1,749,284	$49,399	$43,273	$4,004	$1,845,960
Commercial real estate	1,248,196	1,745	9,710	—	1,259,651
Multifamily	1,658,521	2,997	28,425	—	1,689,943
SBA	55,789	800	11,548	—	68,137
Construction	243,553	—	—	—	243,553
Consumer:
Single family residential mortgage	1,889,911	9,101	21,794	—	1,920,806
Other consumer	86,599	138	251	—	86,988
Total	$6,931,853	$64,180	$115,001	$4,004	$7,115,038

During the six months ended June 30, 2023, total criticized and classified assets decreased $22.6 million to $160.6 million at June 30, 2023 from decreases in special mention and substandard loans, offset by an increase in doubtful loans.

Total classified assets, consisting of loans risk rated substandard, doubtful and loss, decreased $9.3 million to $109.7 million at June 30, 2023. The decrease was due mostly to payoffs and paydowns of $59.2 million and upgrades of $3.7 million, partially offset by downgrades of $53.6 million. At June 30, 2023 loans risk rated doubtful related to five C&I relationships, compared to one C&I relationship at December 31, 2022.

Total criticized assets, consisting of loans risk rated special mention, decreased $13.3 million to $50.9 million at June 30, 2023 compared to $64.2 million at December 31, 2022 due mostly to upgrades of $34.1 million and payoffs, paydowns and other reductions of $16.0 million, partially offset by downgrades of $36.8 million.

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Nonaccrual loans	67,306	55,251	12,055	21.8%
Total nonperforming loans	67,306	55,251	12,055	21.8%
Other real estate owned	882	—	882	—%
Total nonperforming assets	$68,188	$55,251	$12,937	23.4%
Nonaccrual loans to total loans	0.94%	0.78%
Nonperforming loans to total loans	0.94%	0.78%
Total nonperforming assets to total assets	0.73%	0.60%
ALL to nonperforming loans	120.17%	155.58%
ACL to nonperforming loans	126.12%	165.18%

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
Additional interest income of approximately $1.0 million and $1.9 million would have been recorded during the three and six months ended June 30, 2023, had these loans been paid in accordance with their original terms throughout the periods indicated.
At June 30, 2023, non-performing loans were $67.3 million, and included $33.5 million of SFR mortgage loans, $21.2 million of C&I loans and $9.6 million of SBA loans. During the six months ended June 30, 2023, non-performing loans increased $12.1 million due to total additions of $32.9 million, offset by $19.8 million in charge-offs, amortization and other removals and $1.1 million in loans returning to accrual status. Excluding SFR mortgages, which are well-secured with low loan-to-value ratios, non-performing loans decreased $0.3 million from year-end. At June 30, 2023, there were $2.7 million of non-performing loans, primarily consisting of SFR mortgages that were in a current payment status, however are considered nonaccrual based on other criteria.
At June 30, 2023, non-performing assets included $0.9 million of real estate owned, consisting of one single-family residence we acquired in the second quarter.
Modifications to Borrowers Experiencing Financial Difficulty (effective January 1, 2023 upon adoption of ASU 2022-02)
During the three and six months ended June 30, 2023, we had 1 and 3 loan modifications made to borrowers experiencing financial difficulty, with an aggregate balance of $5.3 million at June 30, 2023, of which one C&I loan of $3.9 million was previously classified as a TDR. At June 30, 2023, $3.9 million of the $5.3 million in modified loans made to borrowers experiencing financial difficulty were past due.
Troubled Debt Restructurings (for modifications to borrowers experiencing financial difficulty prior to January 1, 2023)
At June 30, 2023 and December 31, 2022, we had 10 and 15 loans classified as TDRs, with an aggregate balance of $8.0 million and $16.1 million. The decrease in TDRs during the six months ended June 30, 2023 was due mostly to the aforementioned $3.9 million C&I loan that was restructured during 2022 being modified and accounted for as a new loan in the first quarter of 2023, and $4.0 million in paydowns of two C&I loans.
Accruing TDRs were $2.5 million and nonaccrual TDRs were $5.5 million at June 30, 2023, compared to accruing TDRs of $2.7 million and nonaccrual TDRs of $13.4 million at December 31, 2022.
Allowance for Credit Losses (ACL) - Loans
The ACL, which includes the reserve for unfunded loan commitments, totaled $84.9 million, or 1.19% of total loans, at June 30, 2023, compared to $91.3 million, or 1.28% of total loans, at December 31, 2022. The $6.4 million decrease in the ACL was due to: (i) net charge-offs of $9.2 million and (ii) $1.3 million lower RUC from lower unfunded commitments, partially offset by (iii) higher specific reserves of $3.3 million, and (iv) a $0.9 million increase in general reserves due mainly to the impact of the deterioration in the macroeconomic outlook. The ACL coverage of non-performing loans was 126% at June 30, 2023 compared to 165% at December 31, 2022.
The following table provides a summary of components of the ACL and related ratios as of the dates indicated:

($ in thousands)	June 30, 2023	December 31, 2022
Allowance for credit losses:
Allowance for loan losses (ALL)	$80,883	$85,960
Reserve for unfunded loan commitments	4,005	5,305
Total allowance for credit losses (ACL)	$84,888	$91,265

ALL to total loans	1.13%	1.21%
ACL to total loans	1.19%	1.28%
The following tables provide summaries of activity in the allowance for credit losses for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$84,560	$4,805	$89,365	$93,226	$5,405	$98,631
Loans charged off	(5,667)	—	(5,667)	(494)	—	(494)
Recoveries of loans previously charged off	326	—	326	1,561	—	1,561
Net (charge-offs) recoveries	(5,341)	—	(5,341)	1,067	—	1,067
(Reversal of) provision for credit losses	1,664	(800)	864	(500)	500	—
Balance at end of period	$80,883	$4,005	$84,888	$93,793	$5,905	$99,698

	Six Months Ended June 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$85,960	$5,305	$91,265	$92,584	$5,605	$98,189
Loans charged off	(9,616)	—	(9,616)	(725)	—	(725)
Recoveries of loans previously charged off	375	—	375	33,776	—	33,776
Net recoveries (charge-offs)	(9,241)	—	(9,241)	33,051	—	33,051
(Reversal of) provision for credit losses	4,164	(1,300)	2,864	(31,842)	300	(31,542)
Balance at end of period	$80,883	$4,005	$84,888	$93,793	$5,905	$99,698
The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net (charge-offs) recoveries to average loans by loan class for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2023			2022
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$(4,428)	$1,853,235	(0.96)%	$1,262	$2,457,281	0.21%
Commercial real estate	—	1,311,584	—%	—	1,213,438	—%
Multifamily	—	1,660,788	—%	—	1,457,185	—%
SBA	(795)	29,437	(10.80)%	(136)	70,225	(0.77)%
Construction	—	267,908	—%	—	219,029	—%
Consumer:
Single family residential mortgage	1	1,848,748	—%	154	1,755,719	0.04%
Other consumer	(119)	84,916	(0.56)%	(213)	93,160	(0.91)%
Total loans	$(5,341)	$7,056,616	(0.30)%	$1,067	$7,266,037	0.06%
Net charge-offs were $5.3 million during the second quarter of 2023, compared to net recoveries of $1.1 million during the comparable 2022 period. Net increase in net charge-offs in the second quarter of 2023 were mainly due to charge-offs within the C&I and SBA portfolio.

	Six Months Ended June 30,
($ in thousands)	2023			2022
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$(7,672)	$1,793,476	(0.86)%	$32,497	$2,544,351	2.55%
Commercial real estate	(300)	1,304,580	(0.05)%	—	1,267,891	—%
Multifamily	—	1,675,283	—%	—	1,398,452	—%
SBA	(771)	30,833	(5.00)%	609	93,062	1.31%
Construction	—	261,661	—%	—	203,996	—%
Consumer:
Single family residential mortgage	(370)	1,873,120	(0.04)%	182	1,659,633	0.02%
Other consumer	(128)	84,851	(0.30)%	(237)	95,326	(0.50)%
Total loans	$(9,241)	$7,023,804	(0.26)%	$33,051	$7,262,711	0.91%
Net charge-offs were $9.2 million during the six months ended June 30, 2023, compared to net recoveries of $33.1 million during the comparable 2022 period. The increase in net charge-offs between periods were due to charge-offs in the C&I portfolio in 2023, and the comparable 2022 period including a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.
The following table presents a summary of the allocation of the ALL by loan category as well as loans receivable for each category as of the dates indicated:

	June 30, 2023			December 31, 2022
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$32,823	$2,000,408	28.0%	$34,156	$1,845,960	25.9%
Commercial real estate	15,767	1,266,438	17.7%	15,977	1,259,651	17.7%
Multifamily	14,697	1,654,152	23.1%	14,696	1,689,943	23.8%
SBA	1,387	62,898	0.9%	2,648	68,137	1.0%
Construction	6,053	264,684	3.7%	5,850	243,553	3.4%
Consumer:
Single family residential mortgage	9,518	1,820,721	25.4%	12,050	1,920,806	27.0%
Other consumer	638	86,905	1.2%	583	86,988	1.2%
Total	$80,883	$7,156,206	100.0%	$85,960	$7,115,038	100.0%

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

Mortgage servicing rights totaled $21.1 million and $22.5 million at June 30, 2023 and December 31, 2022, which are included in other assets in the accompanying consolidated balance sheets. We purchased $22.7 million of SFR mortgage servicing rights, with underlying mortgage balances of $1.73 billion, during the second quarter of 2022. At June 30, 2023, the carrying value of these purchased servicing rights was $20.2 million and the unpaid principal balance of the loans underlying these purchased servicing rights was $1.62 billion.
During the three and six months ended June 30, 2023, we recognized loan servicing income of $0.6 million and $1.1 million. During the three and six months ended June 30, 2022, we recognized loan servicing income of $0.1 million and $0.3 million.
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
The following table presents the activity related to our investment in alternative energy partnerships for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Balance at beginning of period	$19,427	$25,156	$21,410	$25,888
Return of capital	(352)	(582)	(717)	(1,156)
Gain (loss) on investments using HLBV method	36	(1,043)	(1,582)	(1,201)
Balance at end of period	$19,111	$23,531	$19,111	$23,531
Unfunded equity commitments at end of period	$—	$—	$—	$—

During the three months ended June 30, 2023 and 2022, we received a return of capital of $0.4 million and $0.6 million. During the six months ended June 30, 2023 and 2022, we received a return of capital of $0.7 million and $1.2 million. We did not make any capital contributions during the periods indicated.
During the three months ended June 30, 2023 and 2022, we recognized a net gain on investment of $36 thousand and a net loss on investment of $1.0 million. During the six months ended June 30, 2023 and 2022, we recognized net losses on investment of $1.6 million and $1.2 million. From an income tax benefits perspective, we recognized no investment tax credits during these periods; however, we recorded income tax expense of $10 thousand and income tax benefits of $0.3 million related to these investments for the three months ended June 30, 2023 and 2022 and income tax benefits of $0.5 million and $0.3 million during the six months ended June 30, 2023 and 2022.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,446,693	35.6%	$2,809,328	39.5%	$(362,635)
Interest-bearing demand deposits	1,713,465	24.9%	1,947,247	27.3%	(233,782)
Savings and money market accounts	1,057,326	15.4%	1,174,925	16.5%	(117,599)
Certificates of deposit of $250,000 or less	1,245,279	18.2%	793,040	11.1%	452,239
Certificates of deposit of more than $250,000	408,313	5.9%	396,381	5.6%	11,932
Total deposits	$6,871,076	100.0%	$7,120,921	100.0%	$(249,845)

Total deposits were $6.87 billion at June 30, 2023, a decrease of $249.8 million, or 3.5%, from $7.12 billion at December 31, 2022 due to lower noninterest-bearing checking balances of $362.6 million, lower interest-bearing demand deposits of $233.8 million, and lower savings and money market balances of $117.6 million, partially offset by higher certificates of deposits of $464.2 million.
We continue to focus on growing granular relationship-based deposits and strategically replacing short-term wholesale funding as we actively manage our funding costs. Noninterest-bearing deposits totaled $2.45 billion and represented 36% of total deposits at June 30, 2023 compared to $2.81 billion and 39% at December 31, 2022.
Brokered deposits were $1.08 billion and $614.9 million at June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, we added short-term brokered deposits to increase our liquidity due to the operating environment during this period.
As of June 30, 2023, insured deposits of $4.80 billion and collateralized deposits of $314.8 million represented 74% of total deposits, compared to insured deposits of $3.93 billion and collateralized deposits of $341.6 million, or 60% of total deposits at December 31, 2022.
The following table presents the scheduled maturities of certificates of deposit as of June 30, 2023:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$499,334	$354,316	$268,673	$122,956	$1,245,279
Certificates of deposit of more than $250,000	185,869	141,654	61,390	19,400	408,313
Total certificates of deposit	$685,203	$495,970	$330,063	$142,356	$1,653,592

Borrowings
We have various available lines of credit. These include the ability to borrow funds from time to time on a long-term, short-term, or overnight basis from the FHLB, the FRB, or other financial institutions. The following table presents our borrowings as of the dates indicated:

	June 30, 2023			December 31, 2022
($ in thousands)	Weighted Average Interest Rate	Weighted Average Maturity (years)	Outstanding Balance	Outstanding Balance
FHLB advances:
Overnight advances	—%	—	$—	$20,000
Term advances	2.91%	3.00	611,000	611,000
Term advances (putable)	3.44%	4.50	200,000	100,000
Unamortized costs			(3,003)	(3,652)
Total FHLB advances	3.04%	3.37	$807,997	$727,348
FRB borrowings:
Short-term advances	5.25%	0.02	$340,000	$—
In light of market volatility in the first half of 2023, we proactively performed liquidity-enhancing measures, including additional advances from the FHLB and draws on available FRB facilities. We reduced our excess liquidity toward the end of the second quarter as market volatility began to stabilize.
FHLB Advances. FHLB advances are collateralized by a blanket lien on all real estate loans. At June 30, 2023, our secured borrowing capacity with the FHLB totaled $2.39 billion, of which the Bank was eligible to borrow an additional $1.16 billion based on qualifying loans with an aggregate unpaid principal balance of $3.47 billion as of that date.
As of June 30, 2023, FHLB advances increased $80.0 million, or 10.9%, to $808.0 million mainly due to an increase in term putable advances of $100.0 million, partially offset by decrease in overnight advances of $20.0 million.
FRB Borrowings. At June 30, 2023, the Bank had borrowing capacity with the Federal Reserve of $1.45 billion, including the secured borrowing capacity through the FRB Discount Window, BIC and BTFP programs. The FRB credit programs are collateralized by certain qualifying loans with an unpaid principal balance of $1.40 billion and securities with a carrying value of $515.3 million.
We utilized available capacity in the FRB Discount Window and BIC programs through $340.0 million in overnight borrowings, but did not utilize the BTFP and there was no outstanding borrowing under this program at June 30, 2023.
Other Borrowings. The Bank maintains available unsecured federal funds lines with six correspondent banks totaling $290.0 million, with no outstanding borrowings at June 30, 2023.
The Bank also has the ability to perform unsecured overnight borrowing from various financial institutions through AFX. The availability of such unsecured borrowings fluctuates regularly, is subject to the counterparties discretion and totaled $365.0 million and $445.0 million at June 30, 2023 and December 31, 2022. There were no borrowings under the AFX at June 30, 2023 and December 31, 2022.
In addition, the holding company maintains a $50.0 million revolving line of credit, with no borrowings under this line of credit at June 30, 2023 and December 31, 2022.
For additional information, see Note 6 - Federal Home Loan Bank Advances, Federal Reserve Bank Borrowings and Other Borrowings of the Notes to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

			June 30, 2023		December 31, 2022
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes	5.25%	4/15/2025	$174,000	$(609)	$175,000	$(722)
Subordinated notes (1)	4.375%	10/30/2030	85,000	(1,797)	85,000	(1,899)
PMB Statutory Trust III, junior subordinated debentures	SOFR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	SOFR + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$276,527	$(2,406)	$277,527	$(2,621)
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
During the three and six months ended June 30, 2023, we repurchased senior notes with an outstanding balance of $1.0 million at a discount and recognized an $80 thousand gain.
At June 30, 2023, we were in compliance with all covenants under our long-term debt agreements.
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
Banc of California, N.A.
Primary Sources of Liquidity: The Bank’s liquidity, represented by cash and cash equivalents and AFS securities, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; sales of loans, investment securities, and other short-term investments; and funds provided from operations. While scheduled payments and maturities of loans, investment securities and other short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.
At June 30, 2023, we had primary liquidity of $1.00 billion, including total cash and cash equivalents of $283.7 million and unpledged AFS securities of $716.4 million. Our cash increased $54.8 million from December 31, 2022 but decreased $727.2 million from March 31, 2023 as we reduced the excess liquidity that we deployed in the first quarter of 2023 as part of a conservative strategy to hold extra liquidity due to the operating environment during this period.
Secondary Sources of Liquidity: The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for lending and investment activities and to enhance interest rate risk and liquidity risk management. At June 30, 2023, we had available unused secured borrowing capacities of $1.16 billion from the FHLB and $1.11 billion through the FRB Discount Window, BIC and BTFP programs.
The Bank has additional sources of secondary liquidity through pre-established unsecured federal funds lines with correspondent banks and pre-approved unsecured overnight borrowing lines with various financial institutions through the AFX platform totaling $655.0 million at June 30, 2023. These facilities are subject to counterparty discretion.
As of June 30, 2023, the Company had high levels of liquidity available with total cash and cash equivalents of $283.7 million, unpledged AFS securities of $716.4 million, and unused borrowing capacity of $2.93 billion, resulting in total primary and secondary liquidity available of $3.93 billion. This was 2.2 times total uninsured and uncollateralized deposits of $1.76 billion.

Banc of California, Inc.
Primary Sources of Liquidity: The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank’s earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the three and six months ended June 30, 2023, the Bank paid $50.0 million and $70.0 million of dividends to Banc of California, Inc. At June 30, 2023, Banc of California, Inc. had $52.2 million in cash, all of which was on deposit at the Bank.
Secondary Sources of Liquidity: In addition, the holding company has a $50.0 million revolving line of credit. There were no borrowings under this line of credit at June 30, 2023 and at December 31, 2022, and we were in compliance with all covenants.
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
During the three and six months ended June 30, 2023, common stock repurchased under the program totaled 1,348,545 shares and 1,759,491 shares at a weighted average price of $11.85 and $12.02. As of June 30, 2023, the Company had $13.9 million remaining under the current stock repurchase authorization.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of June 30, 2023:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
Commitments to extend credit	$200,765	$24,005	$115,965	$35,195	$25,600
Unused lines of credit	1,378,247	946,093	291,952	114,201	26,001
Standby letters of credit	9,133	8,237	896	—	—
Total commitments	$1,588,145	$978,335	$408,813	$149,396	$51,601
FHLB advances and FRB borrowings	$1,151,000	$340,000	$311,000	$500,000	$—
Long-term debt	276,527	—	174,000	—	102,527
Operating and capital lease obligations	31,514	8,459	13,947	6,471	2,637
Certificates of deposit	1,653,592	1,511,236	141,322	1,034	—
Total contractual obligations	$3,112,633	$1,859,695	$640,269	$507,505	$105,164

At June 30, 2023, we had unfunded commitments of $15.7 million, $7.5 million, and $20.0 million for LIHTC investments, SBIC investments, and other investments.
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

Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. Under the relevant rules and including the required conservation buffer, common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratio minimums are 7.0%, 8.5% and 10.5%.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Capital Requirements	Well-Capitalized Requirements (Bank)	Capital Conservation Buffer Requirements
June 30, 2023
Total risk-based capital	14.26%	15.64%	8.00%	10.00%	10.50%
Tier 1 risk-based capital	11.88%	14.60%	6.00%	8.00%	8.50%
Common equity tier 1 capital	11.88%	14.60%	4.50%	6.50%	7.00%
Tier 1 leverage	9.39%	11.56%	4.00%	5.00%	N/A
December 31, 2022
Total risk-based capital	14.19%	16.00%	8.00%	10.00%	10.50%
Tier 1 risk-based capital	11.78%	14.92%	6.00%	8.00%	8.50%
Common equity tier 1 capital	11.78%	14.92%	4.50%	6.50%	7.00%
Tier 1 leverage	9.70%	12.25%	4.00%	5.00%	N/A
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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, any near term dividend by the Bank will require OCC approval. During the three and six months ended June 30, 2023, the Bank paid $50.0 million and $70.0 million in dividends to Banc of California, Inc.
During the three and six months ended June 30, 2023, we declared and paid dividends on our common stock of $0.10 and $0.20 per share totaling $5.9 million and $11.5 million.
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
At June 30, 2023, our interest rate risk profile remains “neutral”, in line with our interest rate risk profile position as of March 31, 2023 and December 31, 2022. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at June 30, 2023 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
June 30, 2023
+200 bps	$1,498,619	$(8,929)	(0.6)%	$319,495	$7,443	2.4%
+100 bps	1,509,568	2,020	0.1%	315,895	3,843	1.2%
0 bps	1,507,548			312,052
-100 bps	1,483,218	(24,330)	(1.6)%	305,290	(6,762)	(2.2)%
-200 bps	1,431,619	(75,929)	(5.0)%	295,539	(16,513)	(5.3)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
Due to the transformation of the franchise to our relationship-based banking model since 2019, with higher relative percentages of noninterest-bearing deposits and variable rate commercial loans, we believe we are positioned for the current interest rate environment with a neutral balance sheet. Our one year gap ratio, which compares the percentage of earning assets that are scheduled to mature or reprice within one year to the percentage of rate sensitive term liabilities that are scheduled to mature or reprice within one year, was 15% at June 30, 2023.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2023 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 other than as set forth below.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger with PacWest.
Before the merger with PacWest and the subsequent merger of the Bank and PacWest Bank (the “bank merger”) may be completed, the requisite approvals, consents and non-objections must be obtained from the Federal Reserve and the California Department of Financial Protection and Innovation (“CDFPI”). Under the Investment Agreements, before the $400 million (aggregate) equity investment (the “equity investment”) by the Investors may be completed, the Warburg Investors and the Centerbridge Investors each must have received reasonably satisfactory oral confirmation from staff of the legal division of the Federal Reserve that the consummation of the applicable equity investment will not result in such Investor being deemed to have, or to have acquired, “control” of the Company for purposes of the Bank Holding Company Act of 1956 (the “BHC Act”) or the Change in Bank Control Act of 1978 (the “CIBC Act”). Other approvals, waivers or consents from regulators may also be required, both for the merger and the equity investment.
In determining whether to grant these approvals and confirmations, such regulatory authorities consider a variety of factors. These approvals or confirmations could be delayed or not obtained at all, including due to (i) a party’s regulatory standing (or adverse development in respect thereof), (ii) the relationship between the Company, on the one hand, and the Investors, on the other hand or (iii) any other factors considered by regulators when granting such approvals or confirmations, including governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement or the Investment Agreements. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or jeopardizing the completion of any of the transactions contemplated by the merger agreement or the Investment Agreements, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger (including the equity investment and its inclusion as additional CET1 regulatory capital, assuming the merger and the equity investment are consummated successfully and within the expected timeframe). In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in abandonment of the merger and the equity investment. Additionally, the completion of the merger and the equity investments is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement or the equity investment, as applicable.
The Company and PacWest have agreed in the merger agreement to use reasonable best efforts to consummate the transactions contemplated by the merger agreement on the terms and conditions set forth herein, including using reasonable best efforts to satisfy all conditions and covenants under their control in the merger agreement. However, under the terms of the merger agreement, neither the Company nor PacWest, nor any of their respective subsidiaries, is required or permitted (without the written consent of the other party), to take any action, or commit to take or refrain from taking any action, or agree to any condition or restriction, in connection with obtaining the required permits, authorizations, consents, orders or approvals of governmental entities that would (i) reasonably be expected to require the combined company or any other person to issue equity securities or otherwise raise capital in excess of the amount contemplated by the equity investment under the merger agreement; or (ii) (A) not apply to a similarly sized financial holding company and state member bank that are well-capitalized and well-managed and (B) be materially more burdensome, individually or in the aggregate, on the operations, business or profitability of the combined company and its subsidiaries than those imposed on the Company or the Bank as of the date of the merger agreement (a “materially burdensome regulatory condition”).

The Company and the Investors have agreed in the Investment Agreements to use reasonable best efforts to promptly prepare and file for all permits, consents, approvals, confirmations and authorizations of all third parties and governmental entities that are necessary or advisable to consummate the equity investment as promptly as reasonably practicable, and to respond to any request for information from any government authority related to the foregoing, so as to enable the parties to consummate the transaction contemplated by the Investment Agreements. However, under the terms of the Investment Agreements, neither the Company nor any of its subsidiaries is permitted (without the written consent of the other party), and none of the Investors or any of their affiliates is required, to take any action, or commit to take or refrain from taking any action, or accept or agree to any condition or restriction, that would reasonably be expected to cause any Investor, any of their respective affiliates or any of their partners or principals to (A) “control” the Company or be required to become a bank holding company, in each case, pursuant to the BHC Act; (B) “control” the Company or be required to provide prior notice pursuant to the CIBC Act; (C) serve as a source of financial strength to the Company pursuant to the BHC Act; or (D) enter into any capital or liquidity maintenance agreement or any similar agreement with any governmental entity, provide capital support to the Company, PacWest or any of their respective subsidiaries or otherwise commit to or contribute any additional capital to, provide other funds to, or make any other investment in, the Company, PacWest or any of their respective subsidiaries.
Consummation of the merger and each Investor’s equity investment is conditioned upon the substantially concurrent closing of an aggregate $400 million equity investment.
As a condition to the consummation of the merger with PacWest, the Company must substantially concurrently therewith receive a $400 million (in the aggregate) or greater equity investment in the Company’s equity securities qualifying as CET1 capital (“qualifying equity securities”). As a condition to the consummation of each Investor’s equity investment, the Company must have substantially concurrently received an investment of $400 million or greater in the Company’s qualifying equity securities. Although the Company has legally binding agreements with each of the Warburg Investors and the Centerbridge Investors pursuant to which the Investors (in the aggregate) have agreed to invest $400 million in the Company’s qualifying equity securities substantially concurrently with the consummation of the merger, the obligation of each Investor to make such investment is subject to various conditions. If any Investor fails to consummate its portion of the equity investment, the Company may be required to seek a new investment in the Company’s qualifying equity securities from other third parties, which may or may not be available (and may or may not be available on the same terms as the Investment Agreements). Failure to consummate (or a delay in consummating) the equity investment may cause the failure or delay in the ability of the parties to consummate the merger.
Failure to consummate the merger and equity investment could negatively impact the Company.
The consummation of the merger is subject to the receipt of requisite regulatory and stockholder approvals and the satisfaction of other closing conditions, including the substantially concurrent consummation of the equity investment, as noted above. If the merger is not completed for any reason, including as a result of the Company stockholders or PacWest stockholders failing to grant the applicable requisite stockholder approval at the applicable company’s special stockholders meeting or the imposition of a materially burdensome regulatory condition resulting in either the Company or PacWest refusing to consummate the merger, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of consummating the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the merger and/or the equity investment will be beneficial and will be consummated. The Company also could be subject to litigation related to any failure to complete the merger or the equity investment or to proceedings commenced against the Company to perform its obligations under the merger agreement or the Investment Agreements. If the merger agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $39.5 million to PacWest and remit a portion of the termination fee obtained by the Company from PacWest to the Investors.
Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement and the Investment Agreements (including the equity investment and the balance sheet repositioning (as defined below)), as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the merger, and all filing and other fees paid in connection with the merger. If the merger and/or the equity investment is not completed, the Company would have to pay these expenses without realizing the expected benefits of the merger and/or the equity investment. Although the Company may be entitled to receive a termination fee of $39.5 million from PacWest and/or expense reimbursement with respect to certain costs and expenses associated with the balance sheet repositioning if the merger agreement is terminated under certain circumstances, (i) such payments may not be sufficient to fully compensate the Company for the losses it may incur in connection with a failure of the merger to be consummated and (ii) the Company may be required to remit a portion of the termination fee to the Investors.

Combining the Company and PacWest may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability of the Company and PacWest to dispose certain assets in the planned balance sheet repositioning (the “balance sheet repositioning”) along with anticipated cost savings from combining the businesses of the Company and PacWest. To realize the anticipated benefits and cost savings from the merger, the Company and PacWest must successfully dispose of assets at closing, which is inherently subject to market conditions and the risk that such conditions will be less favorable than what the parties expected when entering into the merger agreement, and successfully integrate and combine their businesses in a manner that permits those benefits and cost savings to be realized without adversely affecting current revenues and future growth. If the Company and PacWest are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of, the merger and the other transactions contemplated by the merger agreement (including the balance sheet repositioning), as well as any delays encountered in the integration process, could have an adverse effect upon the capital position, revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.
The Company and PacWest have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with its stakeholders or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this pre-closing period and for an undetermined period after consummation of the merger on the combined company.
Furthermore, the board of directors and executive leadership of the combined company and bank will consist of former directors and executive officers from each of the Company and PacWest, as well as a director designated by the Warburg Investors. Combining the boards of directors and management teams of each company into a single board of directors and a single management team could require the reconciliation of differing priorities and philosophies.
The combined company may be unable to retain the Company and/or PacWest personnel successfully after the merger is completed.
The success of the merger will depend, in part, on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company and PacWest. It is possible that these employees may decide not to remain with the Company or PacWest, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and PacWest are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and PacWest could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and PacWest also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate (i) the transactions contemplated by the merger agreement on a timely basis without the consent of PacWest and (ii) the equity investment on a timely basis without the consent of the Investors. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The Company has incurred and is expected to incur substantial costs related to the merger and integration.
The Company has incurred and expects to incur a number of non-recurring costs associated with the merger and the equity investment. These costs include legal, financial, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether the merger is completed.
Stockholder litigation related to the merger and/or the equity investment could prevent or delay the completion of the merger and/or the equity investment, result in the payment of damages or otherwise negatively impact the business and operations of the Company.
Stockholders may bring claims in connection with the proposed merger and/or the proposed equity investment and, among other remedies, may seek damages or an injunction preventing the merger and/or the equity investment from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or PacWest from completing the merger or any other transactions contemplated by the merger agreement or the Company and the Investors from consummating the equity investment (or any portion thereof), then such injunction may delay or prevent the effectiveness of the merger and the equity investment and could result in costs to the Company, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger and/or the equity investment. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company.
The merger agreement may be terminated in accordance with its terms, and the merger may not be consummated.
The obligation of the merger agreement parties to consummate the merger is subject to a number of conditions that must be satisfied or waived in order to consummate the merger. Those conditions include, among other things: (i) receiving the requisite approval by each of the Company stockholders and the PacWest stockholders of certain matters relating to the merger at each company’s respective special stockholders meeting; (ii) the receipt of required regulatory approvals from the Federal Reserve and the CDFPI; (iii) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal; and (iv) the Form S-4 for the merger being declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended; and (v) the consummation of a total of $400 million or greater investment in the Company’s qualifying equity securities substantially concurrently with the closing of the merger. Each party’s obligation to consummate the merger is also subject to certain additional conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party (including the absence of any material adverse effect, as defined in the merger agreement), (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
These conditions to the consummation of the merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may not be consummated. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite stockholder approvals, or PacWest or the Company may elect to terminate the merger agreement in certain other circumstances, including by the Company upon the occurrence of a material adverse effect under certain circumstances with respect to PacWest or by PacWest upon the occurrence of a material adverse effect under certain circumstances with respect to the Company.
The Investment Agreements may be terminated in accordance with their respective terms and the equity investment may not be consummated.
The obligation of the parties to each Investment Agreement to consummate the equity investment is subject to a number of conditions which must be satisfied or waived in order to consummate the equity investment. Those conditions include, among other things: (i) the substantially concurrent consummation of the merger and the satisfaction of the conditions to the merger under the merger agreement; (ii) the Warburg Investors and the Centerbridge Investors each must have received reasonably satisfactory oral confirmation from staff of the legal division of the Federal Reserve that the consummation of the applicable equity investment will not result in such Investor being deemed to have, or to have acquired, “control” of the Company for purposes of the BHC Act or CIBC Act; (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the equity investment or making the completion of the equity investment or any of the other transactions contemplated by the Investment Agreements illegal; and (iv) the consummation of a total of $400 million or greater investment in the Company’s qualifying equity securities. Each party’s obligation to consummate the equity investment is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, and (b) the performance in all material respects by the other party of its obligations under the applicable Investment Agreement.
These conditions to the consummation of the equity investment may not be satisfied or waived in a timely manner or at all, and, accordingly, the equity investment may not be consummated. In addition, the parties to each Investment Agreement can mutually decide to terminate the applicable Investment Agreement at any time, before or after the requisite stockholder approvals, or the parties may elect to terminate the applicable Investment Agreement in certain other circumstances.

Failure to complete the balance sheet repositioning could delay or hinder regulatory approvals.
Although neither the Company’s nor PacWest’s balance sheet repositioning is a condition to consummate the merger under the merger agreement, the regulators may not approve the merger until the balance sheet repositioning can be completed to minimize capital and liquidity risk of the combined company. Therefore, if either the Company or PacWest is unable to complete its balance sheet repositioning, regulatory approval may be delayed or denied.
The Company may suffer significant losses from the balance sheet repositioning.
Under the merger agreement, the Company and PacWest commit to use reasonable best efforts to enter into agreements to complete the balance sheet repositioning at the best commercially reasonably available price. Therefore, depending on the existence of various potential buyers and competitive prices, the Company may sell its assets at a significant loss.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Mergers or other ownership changes.
Both the Company and PacWest are expected to incur taxable losses in connection with the balance sheet repositioning. To the extent these taxable losses exceed our or PacWest’s taxable income, as applicable, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if at all.
Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), these federal net operating loss carryforwards, certain losses incurred following the mergers, and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our or PacWest’s ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards, certain losses incurred following the mergers, and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the mergers or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our and PacWest’s ownership resulting from the mergers or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards, certain losses incurred following the mergers, and other tax attributes. Such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. The effect of such limitations could also adversely affect our regulatory capital ratios. In certain circumstances, to preserve our ability to utilize our tax attributes without limitation, we may take actions to attempt to prevent an “ownership change” from occurring, including by adopting provisions that would limit or discourage stockholders from acquiring 5% or more of the Company, or in the case of stockholders that already own 5% or more of the Company, from increasing their ownership. There can be no assurances that such actions will be available, or if such actions are available, whether we will decide to undertake any such actions and if such actions are undertaken, whether such actions would be effective in preventing an “ownership change” pursuant to Section 382 of the Code.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Common Stock:
From April 1, 2023 to April 30, 2023	392,220	$12.30	390,672	$25,024,059
From May 1, 2023 to May 31, 2023	463,403	$10.78	462,411	$20,037,941
From June 1, 2023 to June 30, 2023	496,133	$12.48	495,462	$13,852,812
Total	1,351,756	$11.85	1,348,545
During the three and six months ended June 30, 2023, purchases of shares of common stock related to shares purchased under our stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
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
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

2.1
Agreement and Plan of Merger, dated as of July 25, by and among Registrant, Cal Merger Sub, Inc. and PacWest Bancorp (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2023 and incorporated herein by reference.)

3.1	Second Articles of Restatement of the charter of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference.)
3.2	Sixth Amended and Restated Bylaws of the Registrant (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 15, 2023 and incorporated herein by reference.)
10.1	Employment Agreement, dated as of July 5, 2023, between and among Registrant and Banc of California, N.A. and Joseph Kauder.
10.2
Investment Agreement, dated July 25 2023, by and between Registrant and affiliates of funds managed by Warburg Pincus LLC (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2023 and incorporated herein by reference.)

10.3
Investment Agreement, dated July 25 2023, by and between Registrant and investment vehicles sponsored, managed or advised by Centerbridge Partners, L.P. and its affiliates (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2023 and incorporated herein by reference.)

31.1	Rule 13a-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a) Certification (Principal Financial Officer)
32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 7, 2023	/s/ Jared Wolff
Jared Wolff
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2023	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2023	/s/ Raymond Rindone
Raymond Rindone
Executive Vice President, Chief Accounting Officer and Deputy Chief Financial Officer (Principal Accounting Officer)