Form 10-Q
period 2023-09-30
BANC OF CALIFORNIA, INC.
filed 2023-11-09
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 6, 2023, the registrant had outstanding 56,966,910 shares of voting common stock and 477,321 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2023

Forward-Looking Statements
This document includes forward-looking statements within the meaning of the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words or phrases such as “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “strategy,” or similar expressions are intended to identify these forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements are necessarily subject to risk and uncertainty and actual results could differ materially from those anticipated due to various factors, including those set forth from time to time in the documents filed or furnished by Banc of California, Inc. (the Company) with the Securities and Exchange Commission (SEC). The Company undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to:
ichanges in general economic conditions, either nationally or in our market areas, including the impact of supply chain disruptions, and the risk of recession or an economic downturn;
iichanges in the interest rate environment, including the recent and potential future increases in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, the availability and cost of capital and liquidity, the impacts of continuing inflation;
iiithe credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and non-performing assets, and may result in our allowance for credit losses not being adequate;
ivfluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
vthe quality and composition of our securities portfolio;
viour ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities particularly in a rising or high interest rate environment;
viithe rapid withdrawal of a significant amount of demand deposits over a short period of time;
viiithe costs and effects of litigation;
ixrisks related to the Company’s acquisitions, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; and our inability to achieve expected revenues, cost savings, synergies, and other benefits; and in the case of our recent acquisition of Deepstack Technologies, LLC (Deepstack), reputational risk, regulatory risk and potential adverse reactions of the Company's or Deepstack's customers, suppliers, vendors, employees or other business partners;
xresults of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, restrict our ability to invest in certain assets, refrain from issuing an approval or non-objection to certain capital or other actions, increase our allowance for credit losses, result in write-downs of asset values, restrict our ability or that of our bank subsidiary to pay dividends, or impose fines, penalties or sanctions;
xilegislative or regulatory changes that adversely affect our business, including changes in tax laws and policies, accounting policies and practices, privacy laws, and regulatory capital or other rules;
xiithe risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;
xiiierrors in estimates of the fair values of certain of our assets and liabilities, which may result in significant changes in valuation;
xivfailures or security breaches with respect to the network, applications, vendors and computer systems on which we depend, including due to cybersecurity threats;
xvour ability to attract and retain key members of our senior management team;
xvithe effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
xviithe impact of bank failures or other adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
xviiithe possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital;
xixthe risks, uncertainties and assumptions set forth under the heading “Cautionary Statement Regarding Forward-Looking Statements” in the registration statement (as defined below); and
xxother economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this document and from time to time in other documents that we file with or furnish to the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$45,898	$47,434
Interest-earning deposits in financial institutions	265,087	181,462
Total cash and cash equivalents	310,985	228,896
Securities held-to-maturity, at amortized cost (fair value of $250,285 and $262,460 at September 30, 2023 and December 31, 2022)	328,287	328,641
Securities available-for-sale, at fair value (amortized cost of $968,009 and $909,563 at September 30, 2023 and December 31, 2022; allowance for credit losses of $1,036 and $0 at September 30, 2023 and December 31, 2022)	915,054	868,297
Loans receivable	6,961,032	7,115,038
Allowance for loan losses	(74,390)	(85,960)
Loans receivable, net	6,886,642	7,029,078
Federal Home Loan Bank and other bank stock, at cost	60,336	57,092
Premises and equipment, net	109,141	107,345
Bank owned life insurance	129,939	127,122
Deferred income taxes, net	51,461	50,518
Goodwill	114,312	114,312
Other intangibles	6,142	7,526
Derivative assets	70,625	2,292
Other assets	264,148	275,897
Total assets	$9,247,072	$9,197,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$2,366,544	$2,809,328
Interest-bearing deposits	4,274,086	4,311,593
Total deposits	6,640,630	7,120,921
Federal Home Loan Bank (FHLB) advances, net and Federal Reserve Bank (FRB) borrowings	1,008,293	727,348
Other borrowings	185,802	—
Long-term debt, net	274,279	274,906
Accrued expenses and other liabilities	136,348	114,223
Total liabilities	8,245,352	8,237,398
Commitments and contingent liabilities
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 65,342,478 shares issued and 56,959,141 shares outstanding at September 30, 2023; 65,168,380 shares issued and 58,544,534 shares outstanding at December 31, 2022	653	651
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 477,321 shares issued and outstanding at September 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	869,565	866,478
Retained earnings	312,219	248,988
Treasury stock, at cost (8,383,337 and 6,623,846 shares at September 30, 2023 and December 31, 2022)	(137,269)	(115,907)
Accumulated other comprehensive loss, net	(43,453)	(40,597)
Total stockholders’ equity	1,001,720	959,618
Total liabilities and stockholders’ equity	$9,247,072	$9,197,016
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Interest and dividend income
Loans, including fees	$95,613	$92,889	$83,699	$275,920	$238,828
Securities	16,335	15,804	10,189	47,048	25,622
Other interest-earning assets	4,274	7,458	2,085	16,324	4,210
Total interest and dividend income	116,222	116,151	95,973	339,292	268,660
Interest expense
Deposits	31,360	28,118	8,987	80,005	13,555
FHLB advances and FRB borrowings	7,773	14,703	3,558	32,124	9,625
Other interest-bearing liabilities	7,871	3,698	4,020	15,260	11,332
Total interest expense	47,004	46,519	16,565	127,389	34,512
Net interest income	69,218	69,632	79,408	211,903	234,148
Provision for (reversal of) credit losses	5,000	1,900	—	8,900	(31,542)
Net interest income after provision for (reversal of) credit losses	64,218	67,732	79,408	203,003	265,690
Noninterest income
Customer service fees	2,114	2,022	2,462	6,115	7,474
Loan servicing income	563	574	636	1,684	957
Income from bank owned life insurance	966	951	873	2,817	2,479
Change in fair value of derivative instruments	46,186	10	39	46,172	224
Net gain on sale of securities available-for-sale	—	—	—	—	16
All other income	949	2,467	1,671	7,873	7,627
Total noninterest income	50,778	6,024	5,681	64,661	18,777
Noninterest expense
Salaries and employee benefits	25,819	28,282	27,997	83,757	85,248
Occupancy and equipment	5,804	5,603	5,796	16,933	17,174
Professional fees	3,616	4,001	3,957	11,689	10,797
Data processing	1,657	1,686	1,699	4,906	5,309
Regulatory assessments	1,410	1,301	925	3,913	2,721
Software and technology	3,811	3,579	3,659	10,664	9,106
(Gain) loss on investments in alternative energy partnerships	(34)	(36)	504	1,548	1,705
Reversal of loan repurchase reserves	—	(808)	(26)	(819)	(987)
Amortization of other intangibles	461	462	396	1,384	1,150
Acquisition, integration and transaction costs	9,329	—	2,080	9,329	2,080
Other expense	4,291	5,062	3,975	13,231	11,867
Total noninterest expense	56,164	49,132	50,962	156,535	146,170
Income before income taxes	58,832	24,624	34,127	111,129	138,297
Income tax expense	16,258	6,745	9,931	30,398	38,877
Net income	42,574	17,879	24,196	80,731	99,420
Preferred stock dividends	—	—	—	—	1,420
Impact of preferred stock redemption	—	—	—	—	3,747
Net income available to common stockholders	$42,574	$17,879	$24,196	$80,731	$94,253
Earnings per common share:
Basic	$0.74	$0.31	$0.40	$1.39	$1.54
Diluted	$0.74	$0.31	$0.40	$1.39	$1.53
Earnings per class B common share:
Basic	$0.74	$0.31	$0.40	$1.39	$1.54
Diluted	$0.74	$0.31	$0.40	$1.39	$1.54
See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Net income	$42,574	$17,879	$24,196	$80,731	$99,420
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	1,568	(5,215)	(13,715)	(7,573)	(55,741)
Reclassification adjustment for gain included in net income	—	—	—	—	(11)
Total change in unrealized gain (loss) on available-for-sale securities	1,568	(5,215)	(13,715)	(7,573)	(55,752)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	4,558	5,764	—	4,176	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	179	182	195	541	430
Total other comprehensive income (loss)	6,305	731	(13,520)	(2,856)	(55,322)
Comprehensive income	$48,879	$18,610	$10,676	$77,875	$44,098

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Voting	Class B Non-Voting
Three Months Ended September 30, 2023
Balance at June 30, 2023	$653	$5	$867,994	$275,430	$(137,270)	$(49,758)	$957,054
Comprehensive income:
Net income	—	—	—	42,574	—	—	42,574
Other comprehensive loss, net	—	—	—	—	—	6,305	6,305
Excise tax on treasury stock repurchases	—	—	—	—	1	—	1
Exercise of stock options	—	—	20	—	—	—	20
Share-based compensation expense	—	—	1,581	—	—	—	1,581
Restricted stock surrendered due to employee tax liability	—	—	(30)	—	—	—	(30)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	(93)	—	—	(93)
Dividends declared ($0.10 per common share)	—	—	—	(5,692)	—	—	(5,692)
Balance at September 30, 2023	$653	$5	$869,565	$312,219	$(137,269)	$(43,453)	$1,001,720

Three Months Ended September 30, 2022
Balance at June 30, 2022	$647	$5	$856,079	$210,471	$(84,013)	$(34,059)	$949,130
Comprehensive income:
Net income	—	—	—	24,196	—	—	24,196
Other comprehensive loss, net	—	—	—	—	—	(13,520)	(13,520)
Issuance of common stock	5	—	7,195	—	—	—	7,200
Repurchase of 740,332 shares of common stock	—	—	—	—	(12,965)	—	(12,965)
Share-based compensation expense	—	—	1,715	—	—	—	1,715
Restricted stock surrendered due to employee tax liability	—	—	(183)	—	—	—	(183)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	(20)	—	—	(20)
Dividends declared ($0.06 per common share)	—	—	—	(3,563)	—	—	(3,563)
Balance at September 30, 2022	$652	$5	$864,806	$231,084	$(96,978)	$(47,579)	$951,990

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
		Voting	Class B Non-Voting
Nine Months Ended September 30, 2023
Balance at December 31, 2022	$—	$651	$5	$866,478	$248,988	$(115,907)	$(40,597)	$959,618
Comprehensive income:
Net income	—	—	—	—	80,731	—	—	80,731
Other comprehensive loss, net	—	—	—	—	—	—	(2,856)	(2,856)
Issuance of common stock	—	3	—	(3)	—	—	—	—
Repurchase of 1,759,491 shares of common stock	—	—	—	—	—	(21,362)	—	(21,362)
Exercise of stock options	—	—	—	20	—	—	—	20
Share-based compensation expense	—	—	—	4,762	—	—	—	4,762
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,692)	—	—	—	(1,693)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(282)	—	—	(282)
Dividends declared ($0.30 per common share)	—	—	—	—	(17,218)	—	—	(17,218)
Balance at September 30, 2023	$—	$653	$5	$869,565	$312,219	$(137,269)	$(43,453)	$1,001,720

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$94,956	$646	$5	$854,873	$147,894	$(40,827)	$7,743	$1,065,290
Comprehensive loss:
Net income	—	—	—	—	99,420	—	—	99,420
Other comprehensive loss, net	—	—	—	—	—	—	(55,322)	(55,322)
Issuance of common stock	—	6	—	7,194	—	—	—	7,200
Redemption of preferred stock	(94,956)	—	—	—	(3,747)	—	—	(98,703)
Repurchase of 3,069,058 shares of common stock	—	—	—	—	—	(56,151)	—	(56,151)
Share-based compensation expense	—	—	—	4,482	—	—	—	4,482
Restricted stock surrendered due to employee tax liability	—	—	—	(1,743)	—	—	—	(1,743)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	(80)	—	—	(80)
Dividends declared ($0.18 per common share)	—	—	—	—	(10,983)	—	—	(10,983)
Preferred stock dividends	—	—	—	—	(1,420)	—	—	(1,420)
Balance at September 30, 2022	$—	$652	$5	$864,806	$231,084	$(96,978)	$(47,579)	$951,990

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$80,731	$99,420
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (reversal of) credit losses	8,900	(31,542)
Reversal of loan repurchase reserves	(819)	(987)
Depreciation on premises and equipment	11,386	11,883
Amortization of other intangibles	1,384	1,150
Amortization of debt issuance costs	1,354	1,322
Net amortization of premium on securities	166	834
Net (accretion) amortization of deferred loan costs (fees) and purchased premiums (discounts)	548	520
Deferred income tax expense	(2,075)	(1,547)
Bank owned life insurance income	(2,817)	(2,479)
Share-based compensation expense	4,762	4,482
Change in fair value of derivative instruments	(46,172)	(224)
Loss on investments in alternative energy partnerships and affordable housing investments	5,998	5,432
Net gain on sale of securities available-for-sale	—	(16)
Gain on sale-leaseback of branch	—	(771)
Repurchase of mortgage loans	(609)	(1,592)
Change in accrued interest receivable and other assets	6,223	29,662
Change in accrued interest payable and other liabilities	25,067	(5,040)
Net cash provided by operating activities	94,027	110,507

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	17,645
Proceeds from maturities and calls of securities available-for-sale	20,000	38,500
Purchases of securities available-for-sale	(101,740)	(27,500)
Proceeds from principal repayments of securities held-to-maturity and available-for-sale	24,244	32,119
Net cash used in acquisitions	—	(10,332)
Loan originations and principal collections, net	193,104	808,144
Purchases of loans	(61,430)	(814,302)
Redemption of FHLB stock	30,543	—
Purchases of FHLB and other bank stock	(33,787)	(9,796)
Purchase of derivative instruments	(15,739)	—
Purchase of mortgage servicing rights	—	(20,441)
Purchases of premises and equipment	(7,881)	(2,556)
Proceeds from sale-leaseback of branch	—	2,400
Funding of equity investments	(4,712)	(4,878)
Decrease in investments in alternative energy partnerships	1,059	1,782
Net cash provided by investing activities	43,661	10,785

Cash flows from financing activities:
Net decrease in deposits	(480,193)	(159,050)
Net increase in short-term FHLB advances and FRB borrowings	179,964	50,000
Proceeds from FHLB long-term advances and FRB borrowings	100,000	200,000
Net increase (decrease) in other borrowings	185,802	(15,000)
Redemption of preferred stock	—	(98,703)
Redemption of long term debt	(920)	—
Purchase of treasury stock	(21,362)	(56,151)
Proceeds from exercise of stock options	20	—
Purchase of restricted stock surrendered due to employee tax liability	(1,692)	(1,743)
Dividends paid on preferred stock	—	(1,727)
Dividends paid on common stock	(17,218)	(10,983)
Net cash used in financing activities	(55,599)	(93,357)
Net change in cash and cash equivalents	82,089	27,935
Cash and cash equivalents at beginning of period	228,896	228,123
Cash and cash equivalents at end of period	$310,985	$256,058

Supplemental cash flow information
Interest paid on deposits and borrowed funds	111,852	28,904
Income taxes paid	323	14,792

Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	882	—
Reclassification of securities available-for-sale to held-to-maturity	—	329,416
Operating lease right-of-use assets received in exchange for lease liabilities	1,633	1,253
Commitments to fund low income housing tax credit investments	—	12,000
Goodwill adjustments for purchase accounting	—	1,821

See accompanying notes to consolidated financial statements (unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2023

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities it serves, with operations conducted through 32 offices including 26 full-service branches located throughout Southern California as of September 30, 2023.
Update on Proposed Merger with PacWest: On July 25, 2023, the Company and PacWest announced the execution of an Agreement and Plan of Merger, pursuant to which (a) a newly formed merger subsidiary of the Company will merge with and into PacWest, with PacWest as the surviving entity (the “first-step merger”), (b) immediately following the first-step merger, PacWest will merge with and into the Company, with the Company surviving (the “second-step merger”), (c) promptly following the second-step merger, Pacific Western Bank, a California-chartered non-member bank and, as of immediately prior to the second-step merger, a wholly-owned subsidiary of PacWest (“PacWest Bank”), will become a member of the Federal Reserve System (the “FRS Membership”) and (d) promptly following the effectiveness of the FRS Membership, the Bank will merge with and into PacWest Bank, with PacWest Bank surviving as a wholly-owned subsidiary of the Company (the “bank merger” and together with the first-step merger and the second-step merger, the “merger”). Upon closing of the merger, the combined holding company and bank will operate under the Banc of California name and brand. At the closing of the merger, PacWest stockholders will be entitled to receive 0.6569 of a share of the Company’s common stock for each share held of PacWest common stock. In the second-step merger, each outstanding share of PacWest’s 7.75% series A fixed-rate reset noncumulative perpetual preferred stock will be converted into the right to receive one share of a newly created series of substantially identical preferred stock of the Company with the same terms and conditions.
In connection with the proposed transaction, the Company also entered into separate investment agreements (the “Investment Agreements”) with affiliates of funds managed by Warburg Pincus LLC (the “Warburg Investors”) and certain investment vehicles sponsored, managed or advised by Centerbridge Partners, L.P. and its affiliates (the “Centerbridge Investors” and, together with the Warburg Investors, the “Investors”), which together will invest a total of $400 million for newly issued equity securities of the Company substantially concurrently with and subject to the closing of the transaction.
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
Additionally, the Warburg Investors will receive warrants to purchase approximately 15.9 million of the Company’s nonvoting, common-equivalent shares, and the Centerbridge Investors will receive warrants to purchase approximately 3.0 million shares of the Company’s common stock, each with an exercise price of $15.375 per share. The warrants carry a term of seven years but are subject to mandatory exercise when the market price of the Company’s common stock reaches or exceeds $24.60 for twenty or more trading days during any thirty-consecutive trading day period.

On October 19, 2023, the Board of Governors of the Federal Reserve System granted its approval of the merger. In addition, on October 5, 2023, the California Department of Financial Protection and Innovation granted its approval of the bank merger. No further regulatory approvals are required to complete the proposed transaction. Banc of California and PacWest will each hold a special meeting of its respective stockholders in connection with the transaction on November 22, 2023. The consummation of the proposed transaction is expected to close on or about November 30, 2023, subject to the satisfaction of the remaining closing conditions set forth in the merger agreement, including receipt of the requisite stockholder approval and the concurrent closing of the $400 million equity capital raise described above. (Refer to Note 19 - Subsequent Events for further discussion).
Concurrently with entering into the definitive merger agreement, the Bank entered into an aggregate of $3.1 billion in interest rate swaptions to hedge interest rate risk for a total cost of $15.7 million, and a contingent forward loan sale agreement on $1.8 billion of the single family residential (“SFR”) loan portfolio. The contingent forward loan sale agreement is contingent upon receipt of approval to close the bank merger. Should the merger not close for any reason, we intend to continue to hold the SFR loan portfolio for investment. During the third quarter of 2023, we recorded a $46.2 million pre-tax mark-to-market gain on derivative instruments used to hedge the interest rate risk associated with various assets on our balance sheet in anticipation of the sale of such assets in connection with the proposed merger with PacWest. (Refer to Note 9 - Derivative Instruments for further discussion).
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly-owned subsidiaries.
Significant Accounting Policies: The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry. We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, except for those described below, which reflect an update to our accounting policy on derivative instruments and the impact of the adoption of ASU 2022-02:
Derivative Instruments: We record our derivative instruments at fair value as either assets or liabilities on the consolidated statements of financial condition in derivative assets and accrued expenses and other liabilities, respectively, and have elected to present all derivatives with counterparties on a gross basis. For fair value derivatives that qualify for hedge accounting, we record changes in the fair value in noninterest income. For derivatives that do not qualify for hedge accounting, the fair value impact is recorded in noninterest income in the income statement. For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive income and subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings. Derivative instruments utilized by the Company included the following:
Interest Rate Swaps and Caps. We offer interest rate swap and cap products to certain loan clients to allow them to hedge the risk of rising interest rates on their variable rate loans. When such products are issued, we also enter into an offsetting swap with institutional counterparties to eliminate the interest rate risk. These back-to-back derivative agreements, which generate fee income for us, are intended to offset each other. We retain the credit risk of the original loan. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. These swaps and caps are not designated as accounting hedges and are recorded at fair value in derivative assets and accrued expenses and other liabilities in the consolidated statements of financial condition. The changes in fair value are recorded in noninterest income in the consolidated statements of operations.
Foreign Exchange Contracts. We offer short-term foreign exchange contracts to our clients to purchase and/or sell foreign currencies at set rates in the future. These products allow clients to hedge the foreign exchange rate risk of their deposits and loans denominated in foreign currencies. In conjunction with these products, we also enter into offsetting contracts with institutional counterparties to hedge our foreign exchange rate risk. These back-to-back contracts allow us to offer our clients foreign exchange products while minimizing our exposure to foreign exchange rate fluctuations. These foreign exchange contracts are not designated as accounting hedges and are recorded at fair value in derivative assets and accrued expenses and other liabilities on the consolidated statements of financial condition.
Interest Rate Swaptions and Contingent Forward Loan Sale Agreement. Concurrently with the announcement of the proposed merger with PacWest, we entered into an aggregate of $3.1 billion in interest rate swaptions to hedge the interest rate risk associated with various assets on our balance sheet in anticipation of the sale of such assets in connection with the proposed merger with PacWest and a contingent forward loan sale agreement on $1.8 billion of the SFR loan portfolio. The contingent forward loan sale agreement is contingent upon receipt of approval to close the bank merger. Should the merger not close for any reason, we intend to continue to hold the SFR loan portfolio for investment. These derivative instruments are not designated as accounting hedges and are recorded at fair value in derivative assets on the consolidated statements of financial condition. The fair values of these derivative instruments will rise and fall in response to changes in market interest rates and the change in fair value is recorded in noninterest income in the consolidated statements of operations.
Cash Flow Hedge. The Company applies hedge accounting for qualifying derivative instruments used to manage interest rate risk. A cash flow hedge is a derivative instrument used to manage the variability in future expected cash flows that would otherwise be impacted by movements in interest rates. To quality for hedge accounting, the cash flow hedge must be highly effective at reducing the risk associated with the hedged exposure. The effectiveness of the hedging relationship is documented at inception and is monitored at least quarterly through the life of the transaction.
A cash flow hedge that is designated as highly effective is carried at fair value with the change in fair value recorded in other comprehensive income (loss) (“AOCI”) and subsequently recognized in earnings in the same period that the hedged forecasted transaction affects earnings. At that time, the amount reclassified from AOCI is presented in the same income statement line item in which the hedged transaction is reported (interest income or expense). If the cash flow hedge becomes ineffective, the change in fair value is reclassified from AOCI to earnings.
Cash flows from cash flow hedges are classified as operating activities in the statement of cash flows. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item.
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
Interest Rate Swaptions. In connection with our proposed merger with PacWest, we entered into pay-fixed, receive-variable interest rate swaption contracts with institutional counterparties to mitigate rising interest rate risk from the time the merger was announced through the closing date. We receive estimated fair value for these contracts from a third-party pricing which reflected mid-market values obtained from market pricing data sources available for comparable transactions in the over the counter (“OTC”) interest rate derivative market. These sources are believed to be reliable. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaptions is classified as Level 2.
Contingent Forward Loan Sale Agreement. In connection with our proposed merger with PacWest, we entered into a contingent forward loan sale agreement for the sale of $1.8 billion of our SFR loan portfolio. These commitments are valued using the terms of the agreement that includes available market pricing sources that reflect the commitments particular product, coupon, and settlement. These derivatives are classified as Level 2.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets
Securities available-for-sale:
SBA loan pools securities	$8,699	$—	$8,699	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	76,844	—	76,844	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	85,832	—	85,832	—
Non-agency residential mortgage-backed securities	104,960	—	104,960	—
Collateralized loan obligations	483,804	—	483,804	—
Corporate debt securities	154,915	—	154,915	—
Derivative assets:
Contingent forward loan sale agreement	34,902	—	34,902	—
Interest rate swaptions	27,003	—	27,003	—
Cash flow hedges	5,874	—	5,874	—
Interest rate swaps and foreign exchange contracts	2,846	—	2,846	—
Liabilities
Derivative liabilities:
Interest rate swaps and foreign exchange contracts(1)	2,799	—	2,799	—

December 31, 2022
Assets
Securities available-for-sale:
SBA loan pools securities	$11,187	$—	$11,187	$—
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	—	40,206	—
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	93,191	—	93,191	—
Municipal securities	—	—	—	—
Non-agency residential mortgage-backed securities	80,492	—	80,492	—
Collateralized loan obligations	476,603	—	476,603	—
Corporate debt securities	166,618	—	166,618	—
Derivative assets:
Interest rate swaps and foreign exchange contracts	2,292	—	2,292	—
Liabilities
Derivative liabilities:
Interest rate swaps and foreign exchange contracts(1)	2,251	—	2,251	—

(1)Included in accrued expenses and other liabilities in the consolidated statements of financial condition.
There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022.

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
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
($ in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets
Individually evaluated loans:
Commercial and industrial	$756	$—	$—	$756
SBA	9	—	—	9
Other real estate owned:
Single family residential	882	—	—	882

December 31, 2022
Assets
Individually evaluated loans:
Single family residential mortgage	$3,600	$—	$—	$3,600
Commercial and industrial	7,115	—	—	7,115
SBA	3,704	—	—	3,704

The following table presents the gains (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Individually evaluated loans:
Single family residential mortgage	$—	$135	$(43)	$(205)
Commercial and industrial	(9,994)	(441)	(22,294)	(1,639)
SBA	(154)	(35)	(229)	(207)
Other consumer	(95)	—	(265)	(243)
Commercial real estate	—	—	(300)	—
Other real estate owned:
Single family residential	—	—	(165)	—

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurement Level
($ in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2023
Financial assets
Cash and cash equivalents	$310,985	$310,985	$—	$—	$310,985
Securities held-to-maturity	328,287	—	250,285	—	250,285
Securities available-for-sale	915,054	—	915,054	—	915,054
Federal Home Loan Bank and other bank stock	60,336	—	60,336	—	60,336
Loans receivable, net of allowance for credit losses	6,886,642	—	—	6,261,148	6,261,148
Accrued interest receivable	39,494	39,494	—	—	39,494
Derivative assets	70,625	—	70,625	—	70,625
Financial liabilities
Deposits	6,640,630	5,054,976	1,576,721	—	6,631,697
Advances from Federal Home Loan Bank and Federal Reserve Bank borrowings	1,008,293	—	974,319	—	974,319
Other borrowings	185,802	—	185,802	—	185,802
Long-term debt	274,279	—	261,313	—	261,313
Derivative liabilities(1)	2,799	—	2,799	—	2,799
Accrued interest payable	21,187	21,187	—	—	21,187

December 31, 2022
Financial assets
Cash and cash equivalents	$228,896	$228,896	$—	$—	$228,896
Securities held-to-maturity	328,641	—	262,460	—	262,460
Securities available-for-sale	868,297	—	868,297	—	868,297
Federal Home Loan Bank and other bank stock	57,092	—	57,092	—	57,092
Loans receivable, net of allowance for credit losses	7,029,078	—	—	6,526,916	6,526,916
Accrued interest receivable	37,942	37,942	—	—	37,942
Derivative assets	2,292	—	2,292	—	2,292
Financial liabilities
Deposits	7,120,921	5,931,500	1,175,857	—	7,107,357
Advances from Federal Home Loan Bank	727,348	—	699,730	—	699,730
Long-term debt	274,906	—	269,673	—	269,673
Derivative liabilities(1)	2,251	—	2,251	—	2,251
Accrued interest payable	7,004	7,004	—	—	7,004

(1)Included in accrued expenses and other liabilities in the consolidated statements of financial condition.

NOTE 3 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$152,748	$—	$(35,680)	$—	$117,068
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,337	—	(15,688)	—	45,649
Municipal securities	114,202	—	(26,634)	—	87,568
Total securities held-to-maturity	$328,287	$—	$(78,002)	$—	$250,285
Securities available-for-sale:
SBA loan pool securities	$8,721	$5	$(27)	$—	$8,699
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	79,786	—	(2,942)	—	76,844
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	93,696	—	(7,864)	—	85,832
Non-agency residential mortgage-backed securities	120,062	—	(15,102)	—	104,960
Collateralized loan obligations	489,940	—	(6,136)	—	483,804
Corporate debt securities	175,804	—	(19,853)	(1,036)	154,915
Total securities available-for-sale	$968,009	$5	$(51,924)	$(1,036)	$915,054
December 31, 2022
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$153,033	$—	$(29,807)	$—	$123,226
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,404	—	(11,946)	—	49,458
Municipal securities	114,204	—	(24,428)	—	89,776
Total securities held-to-maturity	$328,641	$—	$(66,181)	$—	$262,460
Securities available-for-sale:
SBA loan pool securities	$11,241	$—	$(54)	$—	$11,187
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,431	—	(225)	—	40,206
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	99,075	—	(5,884)	—	93,191
Non-agency residential mortgage-backed securities	90,832	—	(10,340)	—	80,492
Collateralized loan obligations	492,203	—	(15,600)	—	476,603
Corporate debt securities	175,781	32	(9,195)	—	166,618
Total securities available-for-sale	$909,563	$32	$(41,298)	$—	$868,297
During the first quarter of 2022, certain longer-duration fixed-rate mortgage-backed securities and municipal securities with an amortized cost basis of $346.0 million were transferred from the available-for-sale (“AFS”) portfolio to the held-to-maturity (“HTM”) portfolio. At the time of the transfer, the securities had an unrealized gross loss of $16.6 million, which became part of the securities’ amortized cost basis. This amount, along with the unrealized loss included in accumulated other comprehensive income, is subsequently amortized over the remaining life of the security as an adjustment to its yield using the interest method. As a result, there is no impact on the consolidated statements of operations. At September 30, 2023, the gross unrealized loss included in accumulated other comprehensive income was $15.0 million.
At September 30, 2023, our investment securities portfolio consisted of agency securities, municipal securities, mortgage-backed securities (“MBS”), collateralized loan obligations (“CLOs”), and corporate debt securities. The expected maturities of these types of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Accrued interest receivable on AFS and HTM securities totaled $11.8 million and $9.2 million at September 30, 2023 and December 31, 2022, and is included within other assets in the accompanying consolidated statements of financial condition.
At September 30, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government agency and sponsored enterprises, in an amount greater than 10 percent of our stockholders’ equity.
Pledged Securities
Investment securities with carrying values of $525.7 million and $356.5 million as of September 30, 2023 and December 31, 2022 were pledged to secure FHLB advances, FRB borrowings, public deposits and for other deposits as required or permitted by law.
Securities Available-for-Sale
The following table presents proceeds from sales and calls of AFS securities and the associated gross gains and losses realized through earnings upon the sales and calls of AFS securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$209
Gross realized losses	—	—	—	(193)
Net realized gains on sales and calls	$—	$—	$—	$16
Proceeds from sales and calls	$—	$—	$20,000	$56,145

The following table summarizes the AFS investment securities with unrealized losses by security type and length of time in a continuous, unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Securities available-for-sale:
SBA loan pool securities	$—	$—	$7,060	$(27)	$7,060	$(27)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	76,844	(2,942)	—	—	76,844	(2,942)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	50,151	(1,131)	35,690	(6,733)	85,841	(7,864)
Non-agency residential mortgage-backed securities	67,769	(3,112)	37,191	(11,990)	104,960	(15,102)
Collateralized loan obligations	24,859	(141)	441,944	(5,995)	466,803	(6,136)
Corporate debt securities	14,774	(1,430)	140,140	(18,423)	154,914	(19,853)
Total securities available-for-sale	$234,397	$(8,756)	$662,025	$(43,168)	$896,422	$(51,924)

December 31, 2022
Securities available-for-sale:
SBA loan pool securities	$2,260	$(3)	$8,927	$(51)	$11,187	$(54)
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	40,206	(225)	—	—	40,206	(225)
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	76,441	(2,533)	16,750	(3,351)	93,191	(5,884)
Non-agency residential mortgage-backed securities	80,492	(10,340)	—	—	80,492	(10,340)
Collateralized loan obligations	235,936	(7,492)	240,667	(8,108)	476,603	(15,600)
Corporate debt securities	159,492	(8,374)	4,180	(821)	163,672	(9,195)
Total securities available-for-sale	$594,827	$(28,967)	$270,524	$(12,331)	$865,351	$(41,298)
At September 30, 2023, our AFS securities portfolio consisted of 86 securities, of which 84 securities were in an unrealized loss position. At December 31, 2022, our AFS securities portfolio consisted of 77 securities, of which 76 securities were in an unrealized loss position.
We monitor our securities portfolio for identification of potential credit impairment. During the three and nine months ended September 30, 2023, we recognized zero and $1.0 million in provision for credit losses on three corporate debt securities of other financial institutions that were downgraded to below investment grade by external credit agencies. During the three and nine months ended September 30, 2022, there was no provision for credit losses related to AFS or HTM securities.
Except for the corporate debt securities noted above, we believe there was no credit impairment and the decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in market conditions. As of September 30, 2023, we did not have the intent to sell securities in an unrealized loss position and further believe, it is more likely than not, that we will not be required to sell these securities before their anticipated recovery. As of September 30, 2023, 81 of our 84 AFS securities in an unrealized loss position received an investment grade credit rating, and all of our HTM securities in an unrealized loss position received an investment grade credit rating.

The following table presents the amortized cost and fair value of the investment securities portfolio as of September 30, 2023, based on the earlier of contractual maturity dates or next repricing date:

	Held-to-Maturity		Available-for-Sale
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Earlier of maturity or next repricing date:
Within one year	$—	$—	$503,799	$497,569
One to five years	—	—	171,294	150,580
Five to ten years	37,305	30,544	41,786	34,950
Greater than ten years	290,982	219,741	251,130	231,955
Total	$328,287	$250,285	$968,009	$915,054
Contractual maturities may not reflect the actual maturities of the investments. The average lives for MBS and collateralized mortgage obligations (“CMOs”) will likely be shorter than their contractual maturities due to prepayments and amortization.

The following table presents the fair value and weighted average yields using amortized cost of the AFS securities portfolio as of September 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield	Fair Value	Weighted-Average Yield
Securities available-for-sale:
SBA loan pool securities	$8,699	5.79%	$—	—%	$—	—%	$—	—%	$8,699	5.79%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	76,844	5.52%	76,844	5.52%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,066	5.98%	7,528	3.72%	23,087	3.25%	50,151	5.21%	85,832	4.52%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	104,960	4.02%	104,960	4.02%
Collateralized loan obligations	483,804	7.20%	—	—%	—	—%	—	—%	483,804	7.20%
Corporate debt securities	—	—%	143,052	4.82%	11,863	5.73%	—	—%	154,915	4.89%
Total securities available-for-sale	$497,569	7.16%	$150,580	4.76%	$34,950	4.04%	$231,955	4.74%	$915,054	5.97%
The following table presents the amortized cost and weighted average yields using amortized cost of the HTM securities portfolio as of September 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield	Amortized Cost	Weighted-Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$9,334	2.52%	$143,414	2.70%	$152,748	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	61,337	2.64%	61,337	2.64%
Municipal securities	—	—%	—	—%	27,971	2.32%	86,231	2.72%	114,202	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$37,305	2.37%	$290,982	2.69%	$328,287	2.65%

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the balances in our loan portfolio as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Commercial:
Commercial and industrial(1)(2)	$1,942,964	$1,845,960
Commercial real estate(2)	1,173,332	1,259,651
Multifamily	1,654,272	1,689,943
SBA	56,600	68,137
Construction	262,715	243,553
Consumer:
Single family residential mortgage	1,782,655	1,920,806
Other consumer	88,494	86,988
Total loans	$6,961,032	$7,115,038
Allowance for loan losses	(74,390)	(85,960)
Loans receivable, net	$6,886,642	$7,029,078
(1)Includes warehouse lending balances of $647.7 million and $602.5 million at September 30, 2023 and December 31, 2022.
(2)$102.3 million of owner-occupied CRE loans were moved to the C&I category from the CRE category during the third quarter of 2023.
The following table presents the balances of total loans as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Unpaid principal balance	$6,953,895	$7,107,897
Unamortized net premiums	16,571	18,319
Unamortized net deferred (fees) costs	(1,331)	(1,880)
Fair value adjustment(1)	(8,103)	(9,298)
Total loans	$6,961,032	$7,115,038
(1)At September 30, 2023, balance includes $7.1 million related to the acquisition of Pacific Mercantile Bancorp (“PMB”), of which $3.6 million related to purchased credit deteriorated (“PCD”) loans. At December 31, 2022, includes $8.0 million related to the PMB acquisition, of which $4.1 million related to PCD loans.

In connection with our proposed merger with PacWest, we entered into a contingent forward loan sale agreement on our SFR loan portfolio of $1.8 billion. The contingent forward loan sale agreement was executed to reduce volatility related to the potential sale proceeds by determining a fixed price to be settled on a future date contingent upon completion of the proposed merger. At September 30, 2023, we continue to classify the SFR loan portfolio as held-for-investment as the sale agreement is contingent upon receipt of approval to close the bank merger. Should the merger not close for any reason, we intend to continue to hold the SFR loan portfolio for investment.
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

The following table presents the risk categories for total loans by class of loans and origination year as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term	Total
September 30, 2023
Commercial:
Commercial and industrial
Pass	$102,946	$269,069	$206,543	$65,557	$37,272	$229,611	$935,283	$34,257	$1,880,538
Special mention	—	5,368	4,499	—	10,370	10,231	2,252	1,354	34,074
Substandard	—	3,560	32	14	200	12,843	5,009	1,978	23,636
Doubtful (1)	3,910	—	—	—	—	—	806	—	4,716
Commercial and industrial (1)	106,856	277,997	211,074	65,571	47,842	252,685	943,350	37,589	1,942,964
Commercial real estate
Pass	58,551	352,908	297,564	46,183	80,265	316,530	1,575	54	1,153,630
Special mention	—	1,953	8,549	—	—	—	—	—	10,502
Substandard	—	540	—	—	7,175	648	—	837	9,200
Doubtful	—	—	—	—	—	—	—	—	—
Commercial real estate (1)	58,551	355,401	306,113	46,183	87,440	317,178	1,575	891	1,173,332
Multifamily
Pass	23,474	623,794	396,291	152,985	223,079	205,461	1,087	9,169	1,635,340
Special mention	—	—	—	3,000	—	—	—	—	3,000
Substandard	—	—	—	—	1,117	14,815	—	—	15,932
Doubtful	—	—	—	—	—	—	—	—	—
Multifamily	23,474	623,794	396,291	155,985	224,196	220,276	1,087	9,169	1,654,272
SBA
Pass	—	9,231	10,456	3,472	5,197	17,814	63	420	46,653
Special mention	—	—	672	—	—	555	—	1	1,228
Substandard	—	—	—	295	860	6,422	351	489	8,417
Doubtful	—	—	—	—	—	—	—	302	302
SBA	—	9,231	11,128	3,767	6,057	24,791	414	1,212	56,600

Construction
Pass	3,303	104,244	102,157	27,825	—	24,971	215	—	262,715
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Construction	3,303	104,244	102,157	27,825	—	24,971	215	—	262,715
Consumer:
Single family residential mortgage
Pass	—	582,049	757,366	69,361	41,601	277,965	2,029	—	1,730,371
Special mention	—	6,128	1,741	—	—	3,910	—	—	11,779
Substandard	—	10,745	10,152	2,162	—	15,582	1,864	—	40,505
Doubtful	—	—	—	—	—	—	—	—	—
Single family residential mortgage	—	598,922	769,259	71,523	41,601	297,457	3,893	—	1,782,655
Other consumer
Pass	22,449	17,239	12,888	7,119	3,768	13,176	9,645	1,404	87,688
Special mention	—	—	—	—	—	1	349	—	350
Substandard	—	—	—	167	117	41	81	50	456
Doubtful	—	—	—	—	—	—	—	—	—
Other consumer	22,449	17,239	12,888	7,286	3,885	13,218	10,075	1,454	88,494
Total loans	$214,633	$1,986,828	$1,808,910	$378,140	$411,021	$1,150,576	$960,609	$50,315	$6,961,032

Total loans
Pass	$210,723	$1,958,534	$1,783,265	$372,502	$391,182	$1,085,528	$949,897	$45,304	$6,796,935
Special mention	—	13,449	15,461	3,000	10,370	14,697	2,601	1,355	60,933
Substandard	—	14,845	10,184	2,638	9,469	50,351	7,305	3,354	98,146
Doubtful (2)	3,910	—	—	—	—	—	806	302	5,018
Total loans	$214,633	$1,986,828	$1,808,910	$378,140	$411,021	$1,150,576	$960,609	$50,315	$6,961,032

(1) $102.3 million of owner-occupied CRE loans were moved to the C&I category from the CRE category during the third quarter of 2023.
(2) Doubtful loans in origination year 2023 included one commercial and industrial (“C&I”) loan that was modified and accounted for as a new loan.

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

Past Due Loans
The following table presents the aging of the recorded investment in past due loans, excluding accrued interest receivable (which is not considered to be material), by class of loans as of the dates indicated:

($ in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
September 30, 2023
Commercial:
Commercial and industrial	$452	$2,452	$9,210	$12,114	$1,930,850	$1,942,964
Commercial real estate	1,326	3,569	1,324	6,219	1,167,113	1,173,332
Multifamily	—	—	1,118	1,118	1,653,154	1,654,272
SBA	273	481	7,193	7,947	48,653	56,600
Construction	—	—	—	—	262,715	262,715
Consumer:
Single family residential mortgage	25,437	16,064	20,702	62,203	1,720,452	1,782,655
Other consumer	454	50	145	649	87,845	88,494
Total	$27,942	$22,616	$39,692	$90,250	$6,870,782	$6,961,032

December 31, 2022
Commercial:
Commercial and industrial	$4,002	$481	$13,833	$18,316	$1,827,644	$1,845,960
Commercial real estate	311	—	910	1,221	1,258,430	1,259,651
Multifamily	—	—	—	—	1,689,943	1,689,943
SBA	287	—	10,299	10,586	57,551	68,137
Construction	—	—	—	—	243,553	243,553
Consumer:
Single family residential mortgage	36,338	5,068	19,431	60,837	1,859,969	1,920,806
Other consumer	163	16	81	260	86,728	86,988
Total	$41,101	$5,565	$44,554	$91,220	$7,023,818	$7,115,038
Nonaccrual Loans
The following table presents nonaccrual loans as of the dates indicated:

	September 30, 2023		December 31, 2022
($ in thousands)	Total Nonaccrual Loans	Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Nonaccrual Loans with no ACL
Nonaccrual loans
Commercial:
Commercial and industrial	$9,713	$4,218	$22,613	$10,959
Commercial real estate	1,864	1,864	910	910
Multi-family	1,118	1,118	—	—
SBA	7,569	7,481	10,417	5,613
Consumer:
Single family residential mortgage	39,836	39,836	21,116	17,187
Other consumer	456	457	195	195
Total nonaccrual loans	$60,556	$54,974	$55,251	$34,864
At September 30, 2023 and December 31, 2022, there were no loans that were past due 90 days or more and still accruing.

Other Real Estate Owned, Net and Loans in Process of Foreclosure
At September 30, 2023, other real estate owned totaled $0.9 million and consisted of one single-family residence acquired as a result of foreclosure in the second quarter. There was no other real estate owned at December 31, 2022.
At September 30, 2023, there were 8 single-family residential mortgage loans totaling $7.7 million in process of foreclosure. There were 9 single-family residential mortgage loans totaling $11.7 million in process of foreclosure at December 31, 2022.
Allowance for Credit Losses - Loans
The ACL methodology uses a nationally recognized, third-party model that includes many assumptions based on historical and peer loss data, current loan portfolio risk profile including risk ratings, and economic forecasts including macroeconomic variables released by the model provider during September 2023. The published forecasts consider the Federal Reserve’s monetary policy, labor market constraints, inflation levels, global oil prices and changes in real estate values, among other factors.
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
The RUC is established to cover the current expected credit losses for the estimated level of funding of these loan commitments, except for unconditionally cancellable commitments for which no reserve is required under ASC 326. At September 30, 2023 and December 31, 2022, the reserve for unfunded loan commitments was $4.0 million and $5.3 million and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
The following table presents a summary of activity in the ACL for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$80,883	$4,005	$84,888	$93,793	$5,905	$99,698
Charge-offs	(11,644)	—	(11,644)	(912)	—	(912)
Recoveries	151	—	151	63	—	63
Net (charge-offs) recoveries	(11,493)	—	(11,493)	(849)	—	(849)
Provision for (reversal of) credit losses	5,000	—	5,000	(500)	500	—
Balance at end of period	$74,390	$4,005	$78,395	$92,444	$6,405	$98,849

	Nine Months Ended September 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$85,960	$5,305	$91,265	$92,584	$5,605	$98,189
Charge-offs	(21,260)	—	(21,260)	(1,637)	—	(1,637)
Recoveries	526	—	526	33,839	—	33,839
Net (charge-offs) recoveries	(20,734)	—	(20,734)	32,202	—	32,202
Provision for (reversal of) credit losses	9,164	(1,300)	7,864	(32,342)	800	(31,542)
Balance at end of period	$74,390	$4,005	$78,395	$92,444	$6,405	$98,849

During the nine months ended September 30, 2022, total recoveries included $31.3 million related to a recovery from the settlement of a loan previously charged-off in 2019. This recovery resulted in a reversal of provision for credit losses during the same period.

Accrued interest receivable on loans receivable, net totaled $26.6 million and $28.6 million at September 30, 2023 and December 31, 2022, and is included within other assets in the accompanying consolidated statements of financial condition. Accrued interest receivable is excluded from the allowance of credit losses.
The following table presents the activity and balance in the ALL as of or for the three and nine months ended September 30, 2023:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended September 30, 2023:
Balance at June 30, 2023	$32,823	$15,767	$14,697	$1,387	$6,053	$9,518	$638	$80,883
Charge-offs	(11,363)	—	—	(169)	—	—	(112)	(11,644)
Recoveries	22	—	—	6	—	1	122	151
Net (charge-offs) recoveries	(11,341)	—	—	(163)	—	1	10	(11,493)
Provision for (reversal of) credit losses - loans	8,160	(2,594)	(734)	(142)	116	267	(73)	5,000
Balance at September 30, 2023	$29,642	$13,173	$13,963	$1,082	$6,169	$9,786	$575	$74,390

Nine Months Ended September 30, 2023:
Balance at December 31, 2022	$34,156	$15,977	$14,696	$2,648	$5,850	$12,050	$583	$85,960
Charge-offs	(19,074)	(300)	—	(1,250)	—	(372)	(264)	(21,260)
Recoveries	61	—	—	316	—	3	146	526
Net (charge-offs) recoveries	(19,013)	(300)	—	(934)	—	(369)	(118)	(20,734)
Provision for (reversal of) credit losses - loans	14,499	(2,504)	(733)	(632)	319	(1,895)	110	9,164
Balance at September 30, 2023	$29,642	$13,173	$13,963	$1,082	$6,169	$9,786	$575	$74,390

The following table presents the activity and balance in the ALL as of or for the three and nine months ended September 30, 2022:

($ in thousands)	Commercial and Industrial	Commercial Real Estate	Multifamily	SBA	Construction	Single Family Residential Mortgage	Other Consumer	Total
ALL:
Three Months Ended September 30, 2022:
Balance at June 30, 2022	$41,413	$15,742	$15,678	$3,033	$4,255	$12,805	$867	$93,793
Charge-offs	(867)	—	—	(45)	—	—	—	(912)
Recoveries	48	3	—	1	—	1	10	63
Net recoveries (charge-offs)	(819)	3	—	(44)	—	1	10	(849)
Provision for (reversal of) credit losses - loans	(1,769)	1,091	275	(29)	1,168	(959)	(277)	(500)
Balance at September 30, 2022	$38,825	$16,836	$15,953	$2,960	$5,423	$11,847	$600	$92,444

Nine Months Ended September 30, 2022:
Balance at December 31, 2021	$33,557	$21,727	$17,893	$3,017	$5,622	$9,608	$1,160	$92,584
Charge-offs	(1,187)	—	—	(197)	—	(10)	(243)	(1,637)
Recoveries	32,865	3	—	762	—	193	16	33,839
Net recoveries (charge-offs)	31,678	3	—	565	—	183	(227)	32,202
(Reversal of) provision for credit losses - loans	(26,410)	(4,894)	(1,940)	(622)	(199)	2,056	(333)	(32,342)
Balance at September 30, 2022	$38,825	$16,836	$15,953	$2,960	$5,423	$11,847	$600	$92,444

The following table presents the gross charge-offs by class of loans and origination year as of September 30, 2023:

	Gross Charge-offs
($ in thousands)	2023	2022	2021	2020	2019	Prior	Total
Three Months Ended September 30, 2023
Commercial:
Commercial and industrial	$—	$(1,828)	$(368)	$(5,997)	$—	$(3,170)	$(11,363)
SBA	—	—	—	—	—	(169)	(169)
Consumer:
Other consumer	—	—	(112)	—	—	—	(112)
Total loans	$—	$(1,828)	$(480)	$(5,997)	$—	$(3,339)	$(11,644)

Nine Months Ended September 30, 2023
Commercial:
Commercial and industrial	$—	$(7,545)	$(1,453)	$(5,997)	$—	$(4,079)	$(19,074)
Commercial real estate	—	—	—	—	—	(300)	(300)
SBA	—	—	(64)	—	—	(1,186)	(1,250)
Consumer:
Single family residential mortgage	—	—	—	(372)	—	—	(372)
Other consumer	—	(16)	(112)	(59)	—	(77)	(264)
Total loans	$—	$(7,561)	$(1,629)	$(6,428)	$—	$(5,642)	$(21,260)

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
Collateral dependent loans consisted of the following as of the dates indicated:

	September 30, 2023
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$—	$—	$6,661	$—	$6,661
Commercial real estate	1,324	540	—	—	1,864
Multifamily	1,118	—	—	—	1,118
SBA	15	796	6,758	—	7,569
Consumer:
Single family residential mortgage	—	39,836	—	—	39,836
Other consumer	—	130	—	326	456
Total loans	$2,457	$41,302	$13,419	$326	$57,504

	December 31, 2022
	Real Estate
($ in thousands)	Commercial	Residential	Business Assets	Automobile	Total
Commercial:
Commercial and industrial	$—	$—	$18,392	$—	$18,392
Commercial real estate	910	—	—	—	910
SBA	23	4,702	5,691	—	10,416
Consumer:
Single family residential mortgage	—	21,262	—	—	21,262
Other consumer	—	81	—	113	194
Total loans	$933	$26,045	$24,083	$113	$51,174

Loan Modifications to Borrowers Experiencing Financial Difficulty
Loans modified for borrowers experiencing financial difficulty consisted of the following as of the dates indicated:

($ in thousands)	Commercial and industrial	Single family residential mortgage	Total
September 30, 2023
Interest rate reduction:
Amortized cost basis	$—	$2,492	$2,492
% of total class of loans	—%	0.1%	—%
Term extension:
Amortized cost basis	$—	$595	$595
% of total class of loans	—%	—%	—%
Combination - principal reduction and payment delays:
Amortized cost basis	$3,910	$—	$3,910
% of total class of loans	0.2%	—%	0.1%
Combination - term extension and interest rate reduction
Amortized cost basis	$654	$—	$654
% of total class of loans	—%	—%	—%
Total amortized cost basis	$4,564	$3,087	$7,651
Percentage of total class of loans	0.2%	0.2%	0.1%

The following table presents the aging of loans modified to borrowers experiencing financial difficulty at September 30, 2023:

($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
September 30, 2023
Commercial:
Commercial and industrial	$—	$—	$3,910	$3,910	$654	$4,564
Consumer:
Single family residential mortgage	309	—	—	309	2,778	3,087
	$309	$—	$3,910	$4,219	$3,432	$7,651
There were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended September 30, 2023 that subsequently defaulted.
Troubled Debt Restructurings (for modifications to borrowers experiencing financial difficulty prior to January 1, 2023)
At September 30, 2023 and December 31, 2022, we had 7 and 15 loans classified as TDRs, with an aggregate balance of $3.5 million and $16.1 million. During the nine months ended September 30, 2023, a $3.9 million C&I loan that was restructured during 2022 was modified and accounted for as a new loan. Additionally, $7.8 million relating to three commercial relationships were paid down and $1.2 million was charged off during this same period.
Accruing TDRs were $0.1 million and nonaccrual TDRs were $3.4 million at September 30, 2023, compared to accruing TDRs of $2.7 million and nonaccrual TDRs of $13.4 million at December 31, 2022.

Purchases, Sales, and Transfers
From time to time, we purchase and sell loans in the secondary market. There were no loans purchased during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we purchased loans aggregating $61.4 million. During the three and nine months ended September 30, 2022, we purchased loans aggregating $172.7 million and $814.3 million.

There were no loans transferred from held for investment to loans held-for-sale, and there were no sales of loans for the three and nine months ended September 30, 2023 and 2022.
Non-Traditional Mortgage (“NTM”) Loans
We no longer originate SFR loans, however we have purchased and may continue to purchase pools of loans that include NTM loans such as interest only loans with maturities of up to 40 years and flexible initial repricing dates, ranging from 1 to 10 years, and periodic repricing dates through the life of the loan.
NTM loans are included in our SFR loan portfolio and are comprised primarily of interest only loans. As of September 30, 2023 and December 31, 2022, the NTM loans totaled $792.0 million, or 11.4% of total loans, and $862.3 million, or 12.1% of total loans. The total NTM portfolio decreased by $70.4 million, or 8.2% during the nine months ended September 30, 2023. The decrease was due to principal paydowns and payoffs.
At September 30, 2023 and December 31, 2022, nonperforming NTM loans totaled $15.3 million and $3.0 million.
NTM loans are considered to have an increased risk of delinquency and default than conforming loans. In the case of interest only loans, the borrower’s monthly payment may increase by a substantial amount as market interest rates increase and as loans are converted to fully-amortizing status.
Non-Traditional Mortgage Performance Indicators
Our risk management policy and credit monitoring include reviewing delinquency, FICO scores, and LTV ratios on the NTM loan portfolio. We also continually monitor market conditions for our geographic lending areas. We have determined that the most significant performance indicators for NTM loans are LTV ratios. At September 30, 2023, our NTM portfolio had a weighted average LTV of approximately 60%.

NOTE 5 – GOODWILL AND OTHER INTANGIBLES
Goodwill
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair values. At September 30, 2023 and December 31, 2022, we had goodwill of $114.3 million.
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Goodwill, beginning of period	$114,312	$95,127	$114,312	$94,301
Goodwill from business combination	—	18,190	—	18,190
Goodwill adjustments for purchase accounting	—	995	—	1,821
Goodwill, end of period	$114,312	$114,312	$114,312	$114,312
The acquisition of Deepstack in the third quarter of 2022 resulted in the recognition of $18.2 million in goodwill. We also adjusted goodwill during the three and nine months ended September 30, 2022 as a result of updates to the initial fair value of core deposit intangibles and finalization of income tax returns related to the acquisition of PMB.
We evaluate goodwill for impairment as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment. We completed our most recent annual goodwill impairment test as of October 1, 2022 and determined that no goodwill impairment existed. For the three and nine months ended September 30, 2023, we analyzed indicators related to potential goodwill impairment due to volatility in the financial markets and recent events in the banking sector. Based on this analysis, we did not identify any impairment to goodwill.
Other Intangibles
Other intangibles are comprised of the following at September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Core deposit intangibles	$3,078	$3,932
Developed technology	2,216	2,637
Other intangibles	848	957
Total other intangibles	$6,142	$7,526
Other intangibles are amortized over their estimated useful lives and reviewed for impairment at least quarterly. As of September 30, 2023, the weighted average remaining amortization period for core deposit intangibles was approximately 6.2 years. Amortization periods for developed technology and other intangibles acquired in the acquisition of Deepstack have useful lives ranging from 3 to 10 years.
The following table presents changes in the carrying amount of other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Other intangibles:
Balance, beginning of period	$38,778	$34,978	$38,778	$35,958
Other intangibles from business combination	—	3,800	—	3,800
Purchase accounting adjustments	—	—	—	(980)
Balance, end of period	38,778	38,778	38,778	38,778
Accumulated amortization:
Balance, beginning of period	32,175	30,301	31,252	29,547
Amortization of other intangibles	461	396	1,384	1,150
Balance, end of period	32,636	30,697	32,636	30,697
Other intangibles	$6,142	$8,081	$6,142	$8,081

The following table presents estimated future amortization expense of other intangibles as of September 30, 2023:

($ in thousands)	Remainder of 2023	2024	2025	2026	2027	2028 and After	Total
Estimated future amortization expense	$415	$1,425	$1,107	$1,013	$811	$1,371	$6,142
NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES, FEDERAL RESERVE BANK BORROWINGS AND OTHER BORROWINGS
Federal Home Loan Bank (FHLB) Advances
The following table presents advances from the FHLB as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Fixed rate:
Outstanding balance (1)	$811,000	$711,000
Interest rates ranging from	0.64%	0.64%
Interest rates ranging to	3.70%	3.70%
Weighted average interest rate	3.04%	2.97%
Variable rate:
Outstanding balance	$—	$20,000
Weighted average interest rate	—%	4.59%
(1)Excludes $2.7 million and $3.7 million of unamortized debt issuance costs at September 30, 2023 and December 31, 2022.

As of September 30, 2023, FHLB advances consisted of $611 million in term advances with a weighted average life of 2.75 years and a weighted average interest rate of 2.91% and $200 million in putable advances with a weighted average life of 4.25 years and a weighted average interest rate of 3.44%. Term advances are payable at maturity date, and advances paid early are subject to a prepayment penalty. The putable advances can be called quarterly until maturity at the option of the FHLB beginning in December 2023.
FHLB advances are collateralized by a blanket lien on all real estate loans. As of September 30, 2023, our secured borrowing capacity with the FHLB totaled $2.42 billion, of which the Bank was eligible to borrow an additional $1.19 billion based on qualifying loans with an aggregate unpaid principal balance of $3.63 billion as of that date.
The Bank’s investment in the capital stock of the FHLB of San Francisco totaled $25.7 million and $22.6 million at September 30, 2023 and December 31, 2022.
Federal Reserve Bank (FRB) Borrowings
At September 30, 2023, the Bank had borrowing capacity with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) of $1.38 billion, including the secured borrowing capacity through the FRB Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs. Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate. Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points. BTFP borrowings are collateralized by eligible investment securities valued at par and provide an additional source of liquidity leveraging high-quality securities.
At September 30, 2023, the Bank pledged certain qualifying loans with an unpaid principal balance of $1.28 billion and securities with a carrying value of $505.8 million as collateral for the FRB credit programs.
Borrowings from the Federal Reserve through the FRB Discount Window and BIC programs were $200.0 million and zero at September 30, 2023 and December 31, 2022. There were no borrowings under the BTFP at September 30, 2023.
The Bank’s investment in capital stock of the Federal Reserve totaled $34.6 million and $34.5 million at September 30, 2023 and December 31, 2022.
Other Borrowings
The Bank maintains available unsecured federal funds lines with six correspondent banks totaling $290.0 million and $210.0 million, with no outstanding borrowings at September 30, 2023 and December 31, 2022.

We mainly utilize FHLB and FRB borrowings and the unsecured federal funds lines as our secondary source of funds. From time to time, the Bank may also utilize alternate sources of funds, including unsecured overnight borrowings through the American Financial Exchange platform ("AFX") and other financial institutions. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion. Other borrowings from these alternate sources totaled $185.8 million and zero at September 30, 2023 and December 31, 2022.
In December 2022, the holding company renewed its $50.0 million revolving line of credit with another financial institution. The line of credit matures on December 18, 2023 and is subject to certain operational and financial covenants. There were no borrowings under this line of credit at September 30, 2023 and December 31, 2022, and we were in compliance with all covenants.
The Bank also maintained repurchase agreements and had no outstanding securities sold under these agreements at September 30, 2023 and December 31, 2022. Availabilities and terms on repurchase agreements are subject to the counterparties’ discretion and the pledging of additional investment securities.
NOTE 7 – LONG-TERM DEBT
The following table presents our long-term debt as of the dates indicated:

			September 30, 2023		December 31, 2022
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes(1)	5.25%	4/15/2025	$174,000	$(520)	$175,000	$(722)
Subordinated notes(2)	4.375%	10/30/2030	85,000	(1,728)	85,000	(1,899)
PMB Statutory Trust III, junior subordinated debentures	SOFR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	SOFR + 2.00%	10/8/2034	10,310	—	10,310	—
Total long-term debt, net			$276,527	$(2,248)	$277,527	$(2,621)

(1) The Senior notes bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears.
(2) The Subordinated notes bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. From and including October 30, 2025 to, but excluding, the maturity date or the date of earlier redemption, the Subordinated Notes bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be 3-Month Term SOFR, plus a spread of 419.5 basis points, payable quarterly in arrears.
During the three months ended September 30, 2023, there were no repurchases of senior notes. During the nine months ended September 30, 2023, we repurchased senior notes with an outstanding balance of $1.0 million at a discount and recognized an $80 thousand gain. There were no repurchases of senior notes during the three and nine months ended September 30, 2022.
At September 30, 2023, we were in compliance with all covenants under our long-term debt agreements.
NOTE 8 – INCOME TAXES
For the three and nine months ended September 30, 2023, income tax expense was $16.3 million and $30.4 million, resulting in an effective tax rate of 27.6% and 27.4%. For the three and nine months ended September 30, 2022, income tax expense was $9.9 million and $38.9 million, resulting in an effective tax rate of 29.1% and 28.1%. The effective tax rate for the three and nine months ended September 30, 2023 and 2022, differs from the combined federal and state statutory rate for the consolidated company of 28.9% due primarily to various permanent tax differences, tax credits and other discrete tax items that impact our effective tax rate.
We account for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of our assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including considering the four possible sources of future taxable income, such as future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback year(s), and future tax planning strategies. Based on this analysis, management determined, it was more likely than not, that all of the deferred tax assets would be realized; therefore, no valuation allowance was provided against the net deferred tax assets of $51.5 million and $50.5 million at September 30, 2023 and December 31, 2022.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had unrecognized tax benefits of $0.8 million at both September 30, 2023 and December 31, 2022. We do not believe that the unrecognized tax benefits will change materially in the next twelve months. As of September 30, 2023, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $0.6 million.
At September 30, 2023 and December 31, 2022, we had no accrued interest or penalties. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
The Company recognizes all derivatives on the consolidated balance sheet at fair value in derivative assets and accrued expenses and other liabilities. On the date we enter into a derivative contract, the derivative is designated as either a fair value hedge, cash flow hedge, or a hedge designation is not made as it is a customer-related transaction. When a derivative is designated as a fair value hedge or cash flow hedge, the Company performs an assessment at inception, and, at least quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the fair value or cash flows of the hedged items.
Cash flow hedge
In March 2023, the Company entered into pay-fixed, receive-variable interest-rate swap contracts classified as cash flow hedges with notional amounts aggregating $300.0 million, five year terms and varying maturity dates through 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk related to changes in the SOFR benchmark interest rate on a portion of the Company’s variable rate deposits and borrowings. The cash flow hedges were deemed highly effective at inception and quarterly thereafter.
The portion of changes in the fair value of the cash flow hedges considered highly effective are recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings.
At September 30, 2023, the fair value of the cash flow hedges represent an asset of $5.9 million, of which $4.2 million (net of tax) was included in AOCI on the consolidated statements of financial condition. As of September 30, 2023, we estimated that $4.1 million of unrealized net pre-tax gains in AOCI is expected to be reclassified into earnings within the next twelve months.
Interest Rate Swaptions and Contingent Forward Loan Sale Agreement not designated for hedge accounting
Concurrently with the announcement of the proposed merger with PacWest, we entered into an aggregate of $3.1 billion in interest rate swaptions to hedge the interest rate risk associated with various assets on our balance sheet in anticipation of the sale of such assets in connection with the proposed merger with PacWest and a contingent forward loan sale agreement on $1.8 billion of the SFR loan portfolio.
Interest Rate Swaptions. We executed interest rate swaptions, with an aggregate notional amount of $3.1 billion, where, if executed, we would pay a fixed rate and receive a floating rate based on 2-year, 7-year and 10-year SOFR. In connection with executing these agreements, we paid $15.7 million. During the three and nine months ended September 30, 2023, changes in the fair value of the interest rate swaptions resulted in gains of $11.3 million and were included in noninterest income on the consolidated statements of operations.
Contingent Forward Loan Sale Agreement. Under the terms of the contingent forward loan sale agreement, we have committed to selling $1.8 billion of first lien SFR loans at a price of 87.25% plus or minus certain adjustments for accrued interest and payoffs, contingent upon receipt of approval for the closing of the bank merger. Should the merger not close for any reason, we intend to continue to hold the SFR loan portfolio for investment. The contingent forward loan sale agreement contains customary terms and conditions associated with a whole loan sale and we expect to close the forward loan sale shortly after closing of the merger. Pursuant to the terms of the agreement, the purchase price is subject to adjustment reflecting at-market fees based on the additional time for settlement from November 8, 2023. During the three and nine months ended September 30, 2023, changes in the estimated fair value of the contingent forward loan sale agreement were gains of $34.9 million and were included in noninterest income on the consolidated statements of operations.
Other interest rate swaps and foreign exchange contracts not designated for hedge accounting
During the three and nine months ended September 30, 2023, changes in fair value of other interest rate swaps on loans and foreign exchange contracts were gains of $19 thousand and $7 thousand and were included in noninterest income on the consolidated statements of operations. During the three and nine months ended September 30, 2022, changes in fair value of other interest rate swaps on loans and foreign exchange contracts were gains of $38 thousand and $0.2 million.

The following table presents the notional amount and fair value of our derivative instruments as of the dates indicated.

	September 30, 2023		December 31, 2022
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Contingent forward loan sale agreement	$1,803,869	$34,902	$—	$—
Interest rate swaptions	3,093,000	27,003	—	—
Cash flow hedges	300,000	5,874	—	—
Interest rate swaps on loans	32,166	2,708	33,694	2,134
Foreign exchange contracts	4,597	138	5,885	158
Total	$5,233,632	$70,625	$39,579	$2,292
Derivative liabilities:
Interest rate swaps on loans	$32,166	$2,669	$33,694	$2,107
Foreign exchange contracts	4,597	130	5,885	144
Total	$36,763	$2,799	$39,579	$2,251

NOTE 10 – EMPLOYEE STOCK COMPENSATION
On May 31, 2018, our stockholders approved the Company’s 2018 Omnibus Stock Incentive Plan (“2018 Omnibus Plan”). The 2018 Omnibus Plan provides that the maximum number of shares available for awards is 4,417,882. As of September 30, 2023, there were 1,904,116 shares available for future awards.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Restricted stock awards and units	$1,581	$1,715	$4,762	$4,482

Related tax benefits	$457	$495	$1,377	$1,295

Total stock-based compensation expense represents the cost of service-based restricted stock units, performance-based restricted stock units and performance-based restricted stock units with market conditions. At September 30, 2023, unrecognized compensation expense totaled $11.6 million and will be recognized over a weighted average remaining period of 2.4 years.

Restricted Stock Awards and Restricted Stock Units
We have granted restricted stock awards and restricted stock units to certain employees, officers, and directors. The restricted stock awards and units are measured based on grant-date fair value, which generally reflect the closing price of our stock on the date of grant. For awards containing market conditions, we engage a third party to perform a valuation analysis using a Monte Carlo simulation model to determine grant-date fair value. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance and/or market conditions. Such targets include conditions relating to our profitability, our total shareholder return (TSR), stock price and regulatory standing. The actual amounts of stock released upon vesting will be determined by the Compensation, Nominating and Corporate Governance Committee of our Board of Directors (the “CNG Committee”) upon its certification of the satisfaction of the target level of performance. We recognize an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally upon vesting or, in the case of restricted stock units, when settled.
The following table presents unvested restricted stock awards and restricted stock units activity for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,350,210	$14.61	1,403,245	$14.68
Granted (1)	41,015	$14.02	415,215	$15.87
Vested (2)	(6,624)	$14.10	(289,701)	$17.39
Forfeited (3)	(44,092)	$17.74	(188,250)	$13.68
Outstanding at end of period (4)	1,340,509	$14.60	1,340,509	$14.60
(1)There were zero and 79,784 performance-based shares/units included in shares granted for the three and nine months ended September 30, 2023.
(2)There were zero and 66,699 performance-based shares/units included in vested shares for the three and nine months ended September 30, 2023.
(3)The number of forfeited shares included aggregate performance-based shares/units of 26,076 and 150,958 for the three and nine months ended September 30, 2023.
(4)Includes 780,514 performance-based shares/units at September 30, 2023.

As a result of the pending merger with PacWest, the CNG Committee approved the cancellation of performance-based restricted stock unit (“PSU”) awards granted with stock price targets, subject to the closing of the merger with PacWest. As of September 30, 2023, we have 590,162 shares of stock-price based PSU awards subject to cancellation upon closing of the merger.
The merger agreement also provides that, at the merger closing date, outstanding PSU awards, other than stock-price based PSUs, will vest and be settled within five business days from the merger close date, with performance deemed achieved at the target level of performance. As of September 30, 2023, we have 190,352 shares of PSU awards granted with performance conditions other than stock-price subject to immediate vesting upon closing of the merger. The expense associated with the immediate vesting of these awards will be recognized at the legal close of the merger.
Additionally, any restricted stock unit awards granted to a non-employee member of the Company’s Board of Directors will vest and will be settled within five business days after the merger closing date. All other time-based restricted stock unit awards outstanding immediately prior to the merger close date will remain outstanding and subject to the same terms and conditions prior to the merger.
Stock Options
We have issued stock options to certain employees, officers, and directors. Stock options are issued at the closing market price immediately before the grant date and generally have a three to five year vesting period and contractual terms of seven to ten years. We recognize an income tax deduction upon exercise of a stock option to the extent taxable income is recognized by the option holder. In the case of a non-qualified stock option, the option holder recognizes taxable income based on the fair market value of the shares acquired at the time of exercise less the exercise price. There were no stock options granted and no unvested stock options as of September 30, 2023 and December 31, 2022. The following tables represents stock option activity for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
($ in thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	14,904	$13.05	14,904	$13.05
Exercised	(1,836)	$10.90	(1,836)	$10.90
Outstanding at end of period	13,068	$13.35	13,068	$13.35	1.6 years	$3
Exercisable at end of period	13,068	$13.35	13,068	$13.35	1.6 years	$3
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
There were no shares repurchased under the program during the three months ended September 30, 2023. During the nine months ended September 30, 2023, there were 1,759,491 shares of common stock repurchased under the program at a weighted average price of $12.02. As of September 30, 2023, the Company had $13.9 million remaining under the current stock repurchase authorization.
Change in Accumulated Other Comprehensive (Loss) Income ("AOCI")
Our AOCI includes unrealized gain (loss) on AFS securities and cash flow hedges. Changes to AOCI are presented net of the tax effect as a component of stockholders’ equity. For AFS securities, reclassifications from AOCI occur when a security is sold, called or matures and are recorded on the consolidated statements of operations either as a gain or loss. During the first quarter of 2022, we transferred certain AFS securities to HTM. The unrealized loss on such securities at the time of transfer continues to be reported in AOCI and is amortized over the remaining life of the security as a yield adjustment.
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
The following table presents changes to AOCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Balance at beginning of period	$(49,758)	$(34,059)	$(40,597)	$7,743
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	2,205	(19,289)	(10,652)	(78,392)
Reclassification adjustment from other comprehensive income	—	—	—	(16)
Total unrealized gain (loss) on securities available-for-sale	2,205	(19,289)	(10,652)	(78,408)
Amortization of unrealized loss of available-for-sale securities transferred to held-to-maturity	254	275	759	608
Unrealized gain on cash flow hedges:
Unrealized gain arising during the period	6,328	—	5,874	—
Tax effect of current period changes	(2,482)	5,494	1,163	22,478
Total changes, net of taxes	6,305	(13,520)	(2,856)	(55,322)
Balance at end of period	$(43,453)	$(47,579)	$(43,453)	$(47,579)
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
We use the HLBV method to account for our investments in alternative energy partnerships as an equity investment. Under the HLBV method, an equity method investor determines its share of an investee’s net earnings by comparing its claim on the investee’s book value at the beginning and end of the period, assuming the investee were to liquidate all assets at their U.S. GAAP amounts and distribute the resulting cash to creditors and investors under their respective priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is our share of the earnings or losses from the equity investment for the period. To account for the tax credits earned on investments in alternative energy partnerships, we use the flow-through income statement method. Under this method, the tax credits are recognized as a reduction to income tax expense and the initial book-tax differences in the basis of the investments are recognized as additional tax expense in the year they are earned. Investments in alternative energy partnerships totaled $18.8 million and $21.4 million at September 30, 2023 and December 31, 2022.

The following table presents information regarding activity in our alternative energy partnerships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Return of capital	$342	$626	$1,059	$1,782
Gain (loss) on investments in alternative energy partnerships	34	(504)	(1,548)	(1,705)
Tax expense (benefit) recognized from HLBV application	10	(146)	(448)	(493)
There were no fundings of alternative energy partnerships or related income tax credits recognized for the three and nine months ended September 30, 2023 and 2022.
The following table represents the carrying value of the associated unconsolidated assets and liabilities and the associated maximum loss exposure for alternative energy partnerships as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Cash	$2,902	$4,110
Equipment, net of depreciation	230,987	237,641
Other assets	10,590	9,838
Total unconsolidated assets	$244,479	$251,589
Total unconsolidated liabilities	$11,451	$11,679
Maximum loss exposure	$18,803	$21,410

The maximum loss exposure that would be absorbed by us in the event that all of the assets in alternative energy partnerships are deemed worthless is $18.8 million, which is our recorded investment amount at September 30, 2023.
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
The following table presents information regarding balances in LIHTC investments for the periods indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Ending balance(1)	$41,138	$45,726
Aggregate funding commitment	72,767	72,967
Total amount funded	57,417	55,487
Unfunded commitment	15,350	17,480
Maximum loss exposure	41,138	45,726
(1)Included in other assets in the accompanying Consolidated Statements of Financial Condition.

The following table presents information regarding activity in our LIHTC investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Fundings	$127	$1,128	$1,930	$3,152
Proportional amortization recognized	1,512	1,350	4,450	3,727
Income tax credits recognized	1,673	1,298	5,048	3,834
Other CRA Investments
We invest in other CRA investments that are accounted for using the equity method of accounting or the measurement alternative to fair value for equity investments without a readily determinable fair value. Other CRA investments totaled $88.6 million and $85.0 million at September 30, 2023 and December 31, 2022.
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
The maximum loss exposure that would be absorbed by us in the event that all of the assets in the securitization trust are deemed worthless is $68.8 million, which represents the aforementioned obligation to guarantee credit losses up to 12%. We believe that the loss exposure on the multifamily securitization is reduced by both loan-to-value ratios of the underlying collateral balances and the overcollateralization that exists within the securitization trust. At September 30, 2023, the remaining unpaid principal balance on the securitization totaled $82.1 million, and we have a $1.2 million repurchase reserve related to this VIE.
Capital Trusts - Trust Preferred Securities
In connection with our acquisition of PMB, we acquired investments in two grantor trusts. These grantor trusts were originally formed to sell and issue trust preferred securities to institutional investors (Refer to Note 7 - Long-term Debt). We are not the primary beneficiary, and consequently, these grantor trusts are not consolidated in the consolidated financial statements. At September 30, 2023 and December 31, 2022, our investment in these grantor trusts, which is included in other assets in the consolidated statements of financial condition, totaled $0.5 million.

NOTE 13 – EARNINGS PER COMMON SHARE
The following table presents computations of basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
($ in thousands except per share data)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Net income	$42,220	$354	$80,068	$663

Weighted average common shares outstanding	56,957,053	477,321	57,659,924	477,321
Dilutive effects of restricted shares/units	87,109	—	92,269	—
Dilutive effects of stock options	353	—	623	—
Average shares and dilutive common shares	57,044,515	477,321	57,752,816	477,321

Basic earnings per common share	$0.74	$0.74	$1.39	$1.39
Diluted earnings per common share	$0.74	$0.74	$1.39	$1.39

For the three and nine months ended September 30, 2023, there were 500,943 and 484,850 anti-dilutive restricted shares/units and 11,232 and 11,232 anti-dilutive stock options that were excluded from computing diluted earnings per common share.
The following table presents computations of basic and diluted EPS for the three and nine months ended September 30, 2022:

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
The following table presents the contractual amount of financial instruments with off-balance-sheet risk as of the periods indicated:

	September 30, 2023		December 31, 2022
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$65,639	$164,455	$50,193	$180,696
Unused lines of credit	46,747	1,365,588	8,392	1,505,122
Letters of credit	1,673	8,886	2,461	7,016

Other Commitments
At September 30, 2023, we had unfunded commitments of $15.4 million, $7.4 million, and $20.5 million for LIHTC investments, SBIC investments, and other investments. At December 31, 2022, we had unfunded commitments of $17.5 million, $8.6 million, and $9.8 million for LIHTC investments, SBIC investments, and other investments. Unfunded commitments for LIHTC investments were included in accrued expenses and other liabilities on the consolidated balance sheet.
Contingent Forward Loan Sale Agreement
Concurrently with the announcement of the proposed merger with PacWest, we entered into a contingent forward loan sale commitment with affiliates of J.P. Morgan with respect to the SFR loan portfolio. The sale is contingent upon receipt of approval for the closing of the bank merger. Should the merger not close for any reason, we intend to continue to hold the SFR loan portfolio for investment. The contingent forward loan sale agreement contains customary terms and conditions associated with a whole loan sale and we expect to close the forward loan sale shortly after closing of the merger. Pursuant to the terms of the agreement, the purchase price is subject to adjustment reflecting at-market fees based on the additional time for settlement after November 8, 2023. It is anticipated that the Company will transfer such mortgage portfolio as soon as possible after the closing of the merger, which may take up to a week post-closing due to operational considerations.
NOTE 15 – OTHER ASSETS AND OTHER LIABILITIES
The following table presents the components of other assets as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Accrued interest receivable	$39,494	$37,942
Prepaid expenses	10,934	8,068
Operating lease right-of-use assets	23,104	28,780
Servicing assets	20,443	22,484
Other real estate owned	882	—
Income taxes receivable	—	7,679
Investments:
CRA and other equity investments(1)	94,273	90,295
LIHTC investments(1)	41,138	45,726
Alternative energy partnerships(1)	18,803	21,410
Other assets	15,077	13,513
Total other assets	$264,148	$275,897
(1)See Note 12 - Variable Interest Entities regarding alternative energy partnerships, LIHTC and other CRA investments

The following table presents the components of accrued expenses and other liabilities as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Accrued interest payable	$21,187	$7,004
Accounts payable and accrued expenses	41,741	37,560
Income taxes payable	19,062	—
Derivative liabilities(1)	2,799	2,251
Lease liability	25,654	33,122
Commitments to fund LIHTC investments(2)	15,350	17,480
Reserve for unfunded noncancellable loan commitments	4,005	5,305
Reserve for loss on repurchased loans	1,971	2,989
Other liabilities	4,579	8,512
Total accrued expenses and other liabilities	$136,348	$114,223
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
The following table presents noninterest income, segregated by revenue streams, in-scope and out-of-scope of Topic 606 - Revenue From Contracts With Customers, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Noninterest income
In scope of Topic 606
Deposit service fees	$1,508	$1,486	$4,148	$4,767
Debit card fees	417	472	1,217	1,467
Other	214	240	913	536
Noninterest income (in-scope of Topic 606)	2,139	2,198	6,278	6,770
Noninterest income (out-of-scope of Topic 606)	48,639	3,483	58,383	12,007
Total noninterest income	$50,778	$5,681	$64,661	$18,777

We do not typically enter into long-term revenue contracts with clients and as of September 30, 2023 and December 31, 2022, we did not have any significant contract balances within the scope of Topic 606 and we did not capitalize any revenue contract acquisition costs.
Sale-leaseback Transactions
In January 2022, we completed a sale-leaseback transaction for $2.4 million and recognized a gain of $0.8 million. Gains related to sale-leaseback are included in other income in the accompanying consolidated statements of operations.
NOTE 17 – RELATED-PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with the Bank in the ordinary course of business, including deposits, loans and other financial services related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2023, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.

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
Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in an aggregate amount less than $120 thousand and $159 thousand for each of the three and nine months ended September 30, 2023. Indemnification costs were paid or reimbursed by the Company or its insurance carriers on behalf of certain current directors in connection with the Indemnified Matters, in an aggregate amount less than $120 thousand and $244 thousand for each of the three and nine months ended September 30, 2022.

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

NOTE 19 – SUBSEQUENT EVENTS
We have evaluated events from the date of the consolidated financial statements on September 30, 2023 through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
On October 19, 2023, the Board of Governors of the Federal Reserve System granted its approval of the merger. In addition, on October 5, 2023, the California Department of Financial Protection and Innovation granted its approval of the bank merger. No further regulatory approvals are required to complete the proposed transaction. Banc of California and PacWest will each hold a special meeting of its respective stockholders in connection with the transaction on November 22, 2023. The consummation of the proposed transaction is expected to close on or about November 30, 2023, subject to the satisfaction of the remaining closing conditions set forth in the merger agreement, including receipt of the requisite stockholder approvals, and the concurrent closing of a $400 million equity capital raise.
Except as noted, there have been no other subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of September 30, 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2023. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
Executive Overview
We are focused on providing core banking products and services, including customized and innovative banking and lending solutions, designed to cater to the unique needs of California’s diverse businesses, entrepreneurs and communities through our 26 full service branches in California, extending from San Diego to Santa Barbara. Through our dedicated professionals, we are committed to servicing and building enduring relationships by providing a higher standard of banking. We offer a variety of financial products and services designed to serve the banking and financial needs of our target clients. We also acquired Deepstack Technologies in 2022 to be able to offer full stack payment processing solutions and further our ability to serve as the hub of our clients' financial services ecosystem.
Economy and Banking Industry Impact
Economic uncertainty and concerns regarding the stability of the U.S. banking system following recent bank failures earlier in the year contributed to a challenging operating environment for our Company in the first half of 2023. Additionally, the Federal Reserve continued to raise the short-term federal funds rate, which increased 100 basis points since the start of the year through September 2023, as inflation persists. Since the beginning of 2022 through September 2023, the Federal Reserve has increased the federal funds target rate 525 basis points. As our assets and liabilities are primarily monetary in nature, the effect of changes in interest rates has a significant impact on our performance.
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
During the first quarter of 2023, in response to volatility in the financial markets, we proactively performed liquidity-enhancing measures, including additional advances from the FHLB and draws on available FRB facilities. While these actions had a negative impact on our level of profitability and net interest margin, we believe it was prudent from a risk management perspective. As the markets stabilized, we used cash to pay down borrowings and other liabilities reducing the excess liquidity that we carried in the first half of 2023. As of September 30, 2023, we had primary and secondary liquidity availability of just over $3.67 billion, or 2.1 times our uninsured and uncollateralized deposits.
Proposed Merger with PacWest
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
In connection with entering into the definitive merger agreement, the Company also entered into the Investment Agreements with the Warburg Investors and the Centerbridge Investors. Subject to the terms and conditions of the Investment Agreements, at closing, the Investors will invest an aggregate of $400 million for newly issued equity securities substantially concurrently with, and subject to, closing of the merger. The proceeds from this capital raise are expected to be utilized in conjunction with other planned actions to reposition the combined company’s balance sheet. It is expected that, after closing the transaction, the combined company will repay approximately $13 billion in wholesale borrowings and high-cost deposits using proceeds from the sale of certain loan and investment securities assets. The Bank has also entered into an aggregate of $3.1 billion notional amount in interest rate swaptions to hedge interest rate risk and a contingent forward loan sale agreement to lock in proceeds for certain asset sales contemplated in connection with the closing of the transaction.
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
On October 19, 2023, the Board of Governors of the Federal Reserve System granted its approval of the merger. In addition, on October 5, 2023, the California Department of Financial Protection and Innovation granted its approval of the bank merger. No further regulatory approvals are required to complete the proposed transaction. Banc of California and PacWest will each hold a special meeting of its respective stockholders in connection with the transaction on November 22, 2023. The consummation of the proposed transaction is expected to close on or about November 30, 2023, subject to the satisfaction of the remaining closing conditions set forth in the merger agreement, including receipt of the requisite stockholder approvals, and the concurrent closing of a $400 million equity capital raise.
We are monitoring the economic environment and its impact on the projected combined company’s opening day and post-restructuring balance sheets and the combined company’s projected performance in future periods as compared to the estimates and projections set forth in the Investor Presentation dated July 25, 2023 (the “Investor Presentation”).

After considering developments occurring subsequent to the issuance of the Investor Presentation, including the volatility and changes in the interest rate environment, the relative performance of the two companies, the potential impacts on the opening day and post-restructuring balance sheets, and refinements to many of the assumptions and estimates used in the creation of projections included in the Investor Presentation, we are not aware of any material changes to the projected 2024 EPS range or CET1 regulatory capital levels for the combined company as stated in the Investor Presentation.

The recent volatility and resulting increase in longer term (7 and 10-year) interest rates decreased the current valuation of PacWest’s portfolio of AFS securities which, with the corresponding increase in unrealized losses included in accumulated other comprehensive income (AOCI), reduced PacWest’s tangible book value. If these conditions persist through the closing date of the merger, there would be a corresponding decrease in the opening day tangible book value of the combined company as compared to the projections included in the Investor Presentation. In addition, PacWest’s third quarter 2023 net income was lower than forecasted in the estimates set forth in the Investor Presentation, which could also negatively impact the opening day tangible book value of the combined company. The non-interest bearing deposit percentage at PacWest has decreased from the projections used in the Investor Presentation, which could impact the percentage of non-interest bearing deposits forecasted in the opening day and the post-restructuring balance sheets.

The economic environment remains dynamic with heightened levels of volatility in interest rates, market levels and potentially other economic impacts. Accordingly, we will continue to monitor the effects of these and other potential impacts on the financial projections and estimates included in the Investor Presentation.
Balance Sheet Repositioning in Connection with the Proposed Merger
While it is not a condition to consummate the proposed merger with PacWest, contingent upon the merger closing, the Company and PacWest plan to sell an aggregate of $7.0 billion of the assets, collectively, at or shortly following closing. The Company has identified the following Banc of California assets, with each portfolio having been hedged for interest rate risk:
•$1.8 billion SFR loan portfolio: The Company entered into a contingent forward sale agreement with affiliates of J.P. Morgan with respect to the SFR loan portfolio, which is comprised of $1.8 billion in assets. The forward sale agreement is contingent upon receipt of approval for the closing of the bank merger. Should the merger not close for any reason, we intend to continue to hold the SFR loan portfolio for investment. The contingent forward loan sale agreement contains customary terms and conditions associated with a whole loan sale and we expect to close the forward loan sale shortly after closing of the merger. Pursuant to the terms of the agreement, the purchase price is subject to adjustment reflecting at-market fees based on the additional time for settlement from November 8, 2023. It is anticipated that the Company will transfer such mortgage portfolio as soon as possible after the closing of the merger, which may take up to a week post-closing due to operational considerations. If the forward loan sale agreement terminates before the completion of the merger, then it is possible that the Company will be unable to sell such assets on the terms that are at least as favorable to us as the terms set forth in the forward loan sale agreement.
•$1.6 billion multi-family residential loan portfolio: The $1.6 billion multi-family residential loan portfolio is currently being marketed to several potential counterparties for sale, pending closing of the merger. The Company has received multiple external bids for such assets and plans to implement the structure of the SFR sale agreement and target a date in mid to late November for close. The Company anticipates that the sale and transfer of this portfolio would be consummated approximately one week following the closing of the merger. Completion of this multi-family forward sale transaction is contingent upon (a) the finalization of a forward sale agreement to sell the portfolio, and (b) the closing of the merger occurring prior to the expiration of the term of such forward sale agreement, as it may be extended.
•$1.2 billion of AFS and HTM securities (the “Company bond portfolio”), which may include, among others, collateralized mortgage obligations (“CMO”), mortgage-backed securities (“MBS”), taxable municipal bonds and collateralized loan obligations (“CLO”): The Company bond portfolio is comprised of liquid instruments with CUSIPs for which there are currently active and liquid markets. The plan is to sell the Company bond portfolio over a one to two week period immediately post-closing of the merger. Sale of the Company bond portfolio is dependent on (a) market liquidity and (b) market pricing (other than decreases caused by market base interest rates). For example, if the market value for certain securities in the Company bond portfolio were to decrease substantially due to the widening of credit spreads, then such decrease could have an adverse effect on the sale due to the un-hedged impact on equity.
Additionally, PacWest has identified for potential sale $2.3 billion of its AFS securities, which may include, among others, commercial and residential MBS, CMO, treasury bonds and municipal bonds. Proceeds of the asset sales along with excess cash are expected to be utilized in the repayment of the merged company’s wholesale borrowings.
Financial Highlights
For the third quarter of 2023, net income was $42.6 million, or $0.74 per diluted common share. This compares to net income of $17.9 million, or $0.31 per diluted common share, for the second quarter of 2023 and net income of $24.2 million, or $0.40 per diluted common share, for the third quarter of 2022.
On an adjusted basis, net income was $17.1 million for the quarter, or $0.30 per diluted common share, for the third quarter of 2023.(1) This compares to adjusted net income of $18.4 million, or $0.32 per diluted common share, for the second quarter of 2023, and $26.7 million, or $0.44 per diluted common share for the third quarter of 2022.(1)
The third quarter of 2023 included a $46.2 million pre-tax mark-to-market gain on derivative instruments used to hedge the interest rate risk associated with various assets on the Company’s balance sheet, in anticipation of the sale of such assets in connection with the proposed merger with PacWest. The gain was partly offset by $9.3 million of acquisition, integration and transaction costs.
Third quarter of 2023 highlights:
•Net income of $42.6 million, or $0.74 per diluted common share, up 138% from the prior quarter as the bank strategically positioned the balance sheet ahead of the merger, which included a $46.2 million pre-tax gain from derivative instruments, partly offset by $9.3 million of transaction costs.
•Stable overall deposit mix, with the period-end noninterest-bearing deposit percentage consistent with the prior quarter at 36% of total deposits.
•Addition of new clients with noninterest-bearing deposits, which contributed inflows of $52.2 million in the quarter and $201.5 million year-to-date.
•Net interest margin improvement of 8 basis points from 3.11% to 3.19% in comparison to the prior quarter, as the increase in the yield on loans and securities exceeded the increase in the cost of funds.
•Disciplined noninterest expense management, with total noninterest expense of $56.2 million reflecting an increase of $7.0 million over the prior quarter. Excluding the impact of $9.3 million of acquisition, integration and transaction costs, adjusted noninterest expense(1) decreased $2.2 million to $46.2 million for the third quarter.
•High liquidity levels, with immediately available on-balance sheet liquidity and unused borrowing capacity of $3.67 billion. Available liquidity was 2.1 times the level of uninsured and uncollateralized deposits, which was consistent with the prior quarter.
•Strong capital ratios well above the regulatory thresholds for "well capitalized" banks, including a 14.83% Total risk-based capital ratio, 12.53% Tier 1 capital ratio, 12.53% CET1 capital ratio and 10.13% Tier 1 leverage ratio.
•Low unrealized losses relative to capital, with AFS unrealized pre-tax losses of $51.9 million on securities of $915.1 million, representing 3.9% of CET1 capital. Total AFS and HTM unrealized pre-tax losses of $129.9 million on total securities of $1.24 billion represented 9.8% of CET1 capital.
•Continued growth in book value and tangible book value, with book value per share of $17.44, up from $16.67, and tangible book value per share of $15.34, up from $14.56.(1)

(1)Non-GAAP measures; refer to section 'Non-GAAP Measures'
CRITICAL ACCOUNTING ESTIMATES
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
1 Non-GAAP measures; refer to section “Non-GAAP Measures”

Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified our most critical accounting policies and accounting estimates as: ACL, business combinations, value of acquired loans, goodwill and deferred income taxes. See Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Unaudited) included in Item 1 for a description of these policies.
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
ACL - AFS Securities. For AFS securities which are in an unrealized loss position, we assess whether we intend to sell, or it is more likely than not, that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria is met, the amortized cost basis of the security is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from an actual or estimated credit loss event or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, changes to the rating of the security, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss is likely, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded as a valuation allowance for the estimated credit loss, reducing the carrying value of the securities on the balance sheet and limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL are recorded as a provision for credit loss. Losses are charged against the allowance when we believe the uncollectability of an AFS security has been confirmed or if either of the criteria regarding intent or requirement to sell is met.
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
Tangible assets, tangible equity, tangible common equity, tangible common equity to tangible assets, tangible common equity per common share, average tangible common equity, return on average tangible common equity, adjusted noninterest income, adjusted noninterest expense, adjusted noninterest income to adjusted total revenue, adjusted noninterest expense to average total assets, pre-tax pre-provision (PTPP) income, adjusted total revenue, adjusted noninterest expense, adjusted PTPP income, PTPP income ROAA, adjusted PTPP income ROAA, efficiency ratio, adjusted efficiency ratio, adjusted net income, adjusted net income available to common stockholders, net income available to common stockholders after adjustments for intangible assets, adjusted diluted earnings per share (EPS), adjusted return on average assets (ROAA) and adjusted common equity tier 1 (CET 1) constitute supplemental financial information determined by methods other than in accordance with GAAP. These non-GAAP measures are used by management in its analysis of the Company's performance.
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
Adjusted net income is calculated by adjusting net income for tax-effected noninterest income and noninterest expense adjustments. Adjusted ROAA is calculated by dividing annualized adjusted net income by average assets. Adjusted net income available to common stockholders is calculated by removing the impact of preferred stock redemptions from adjusted net income. Adjusted diluted earnings per share is calculated by dividing adjusted net income available to common stockholders by the weighted average diluted common shares outstanding.
Common equity tier 1 and the common equity tier 1 ratio are defined by regulatory capital rules. Adjusted CET 1 is calculated by subtracting net unrealized losses (net of tax) on securities from CET 1 capital and provided to reflect management’s assessment of capital impacts from net unrealized losses on securities.
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
The following tables provide reconciliations of the non-GAAP measures with financial measures defined by GAAP.

($ in thousands, except per share data) (Unaudited)	September 30, 2023	December 31, 2022
Tangible common equity, and tangible common equity to tangible assets ratio
Total assets	$9,247,072	$9,197,016
Less goodwill	(114,312)	(114,312)
Less other intangible assets	(6,142)	(7,526)
Tangible assets(1)	$9,126,618	$9,075,178

Total stockholders' equity	$1,001,720	$959,618
Less goodwill	(114,312)	(114,312)
Less other intangible assets	(6,142)	(7,526)
Tangible common equity(1)	$881,266	$837,780

Total stockholders' equity to total assets	10.83%	10.43%
Tangible common equity to tangible assets(1)	9.66%	9.23%

Common shares outstanding	56,959,141	58,544,534
Class B non-voting non-convertible common shares outstanding	477,321	477,321
Total common shares outstanding	57,436,462	59,021,855

Book value per common share	$17.44	$16.26
Tangible common equity per common share(1)	$15.34	$14.19
(1)Non-GAAP measure.

	Three Months Ended			Nine Months Ended September 30,
($ in thousands) (Unaudited)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Return on tangible common equity
Average total stockholders' equity	$977,410	$997,049	$960,806	$992,984	$993,208
Less average preferred stock	—	—	—	—	(25,043)
Average total common stockholders' equity	977,410	997,049	960,806	992,984	968,165
Less average goodwill	(114,312)	(114,312)	(98,916)	(114,312)	(96,133)
Less average other intangibles	(6,430)	(6,885)	(4,570)	(6,887)	(5,216)
Average tangible common equity(1)	$856,668	$875,852	$857,320	$871,785	$866,816

Net income available to common stockholders	$42,574	$17,879	$24,196	$80,731	$94,253
Add amortization of other intangibles	461	462	396	1,384	1,150
Less tax effect on amortization of other intangibles(2)	(136)	(137)	(117)	(409)	(340)
Net income available to common stockholders(1)	$42,899	$18,204	$24,475	$81,706	$95,063

Return on average equity	17.28%	7.19%	9.99%	10.87%	13.38%
Return on average tangible common equity(1)	19.87%	8.34%	11.33%	12.53%	14.66%
(1)Non-GAAP measure.
(2)Adjustments shown net of a statutory tax rate of 29.6%.

	Three Months Ended			Nine Months Ended September 30,
($ in thousands) (Unaudited)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Adjusted noninterest income
Total noninterest income	$50,778	$6,024	$5,681	$64,661	$18,777
Noninterest income adjustments:
Net loss (gain) on securities available-for-sale	—	—	—	—	(16)
Gain on merger-related derivatives(1)	(46,165)	—	—	(46,165)	—
Total noninterest income adjustments	(46,165)	—	—	(46,165)	(16)
Adjusted noninterest income(2)	$4,613	$6,024	$5,681	$18,496	$18,761

Adjusted noninterest expense
Total noninterest expense	$56,164	$49,132	$50,962	$156,535	$146,170
Noninterest expense adjustments:
Indemnified legal (fees) recoveries	(634)	(752)	(1,017)	(1,766)	(1,366)
Acquisition, integration and transaction costs	(9,329)	—	(2,080)	(9,329)	(2,080)
Noninterest expense adjustments before gain (loss) in alternative energy partnership investments	(9,963)	(752)	(3,097)	(11,095)	(3,446)
Gain (loss) in alternative energy partnership investments	34	36	(504)	(1,548)	(1,705)
Total noninterest expense adjustments	(9,929)	(716)	(3,601)	(12,643)	(5,151)
Adjusted noninterest expense(2)	$46,235	$48,416	$47,361	$143,892	$141,019

Average assets	$9,261,273	$9,611,239	$9,408,740	$9,396,368	$9,381,307
Noninterest income to total revenue	42.32%	7.96%	6.68%	23.38%	7.42%
Adjusted noninterest income to adjusted total revenue(2)	6.25%	7.96%	6.68%	8.03%	7.42%
Noninterest expense to average total assets(3)	2.41%	2.05%	2.15%	2.23%	2.08%
Adjusted noninterest expense to average total assets(2)(3)	1.98%	2.02%	2.00%	2.05%	2.01%
(1)Represents the mark-to-market gain on derivative instruments, including interest rate swaptions and the contingent forward loan sale agreement on the SFR loan portfolio executed concurrently with the announcement of the proposed merger with PacWest.
(2)Non-GAAP measure.
(3)Ratio presented on an annualized basis.

	Three Months Ended			Nine Months Ended September 30,
($ in thousands) (Unaudited)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Adjusted pre-tax pre-provision income
Net interest income	$69,218	$69,632	$79,408	$211,903	$234,148
Noninterest income	50,778	6,024	5,681	64,661	18,777
Total revenue	119,996	75,656	85,089	276,564	252,925
Noninterest expense	56,164	49,132	50,962	156,535	146,170
Pre-tax pre-provision income(1)	$63,832	$26,524	$34,127	$120,029	$106,755

Total revenue	$119,996	$75,656	$85,089	$276,564	$252,925
Total noninterest income adjustments	(46,165)	—	—	(46,165)	(16)
Adjusted total revenue(1)	73,831	75,656	85,089	230,399	252,909

Noninterest expense	56,164	49,132	50,962	156,535	146,170
Total noninterest expense adjustments	(9,929)	(716)	(3,601)	(12,643)	(5,151)
Adjusted noninterest expense(1)	46,235	48,416	47,361	143,892	141,019
Adjusted pre-tax pre-provision income(1)	$27,596	$27,240	$37,728	$86,507	$111,890

Average assets	$9,261,273	$9,611,239	$9,408,740	$9,396,368	$9,381,307
Pre-tax pre-provision income ROAA(1)(2)	2.73%	1.11%	1.44%	1.71%	1.52%
Adjusted pre-tax pre-provision income ROAA(1)(2)	1.18%	1.14%	1.59%	1.23%	1.59%
Efficiency ratio(1)(2)	46.80%	64.94%	59.89%	56.60%	57.79%
Adjusted efficiency ratio(1)(2)	62.62%	63.99%	55.66%	62.45%	55.76%
(1)Non-GAAP measure.
(2)Ratio presented on an annualized basis.

	Three Months Ended			Nine Months Ended September 30,
($ in thousands) (Unaudited)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Adjusted net income
Net income(1)(2)	$42,574	$17,879	$24,196	$80,731	$99,420
Adjustments:
Noninterest income	(46,165)	—	—	(46,165)	(16)
Noninterest expense adjustments	9,929	716	3,601	12,643	5,151
Tax impact of adjustments above(3)	10,713	(212)	(1,065)	9,910	(1,518)
Adjustments to net income	(25,523)	504	2,536	(23,612)	3,617
Adjusted net income(1)(2)(4)	$17,051	$18,383	$26,732	$57,119	$103,037

Average assets	$9,261,273	$9,611,239	$9,408,740	$9,396,368	$9,381,307
ROAA(5)	1.82%	0.75%	1.02%	1.15%	1.42%
Adjusted ROAA(4)(5)	0.73%	0.77%	1.13%	0.81%	1.47%

Adjusted net income available to common stockholders
Net income available to common stockholders	$42,574	$17,879	$24,196	$80,731	$94,253
Adjustments to net income	(25,523)	504	2,536	(23,612)	3,617
Adjustments for impact of preferred stock redemption	—	—	—	—	3,747
Adjusted net income available to common stockholders(4)	$17,051	$18,383	$26,732	$57,119	$101,617

Average diluted common shares	57,521,836	58,026,007	60,492,460	58,230,137	61,659,900
Diluted EPS	$0.74	$0.31	$0.40	$1.39	$1.53
Adjusted diluted EPS(4)(6)	$0.30	$0.32	$0.44	$0.98	$1.65
(1)Net income for the three and nine months ended September 30, 2023 includes a $46.2 million pre-tax mark-to-market gain on derivative instruments partially offset by acquisition costs of $9.3 million.
(2)Net income and adjusted net income for the nine months ended September 30, 2022 includes a $31.3 million pre-tax reversal of credit losses due to the recovery from the settlement of a previously charged-off loan; there is no similar recovery in any of the other periods presented. The Bank previously recognized a $35.1 million charge-off for this loan during the third quarter of 2019.
(3)Tax impact of adjustments shown at a statutory tax rate of 29.6%.
(4)Non-GAAP measure.
(5)Ratio presented on an annualized basis.
(6)Represents adjusted net income available to common stockholders divided by average diluted common shares.

($ in thousands) (Unaudited)	September 30, 2023
Adjusted Common Equity Tier 1 (CET 1) capital(1)
CET 1 capital	$931,909
Less unrealized loss on AFS securities, net of tax	(36,551)
Less unrealized loss on HTM securities, net of tax	(54,913)
Adjusted CET 1 capital(2)	$840,445

Unrealized loss on AFS securities, net of tax, to CET 1 capital	3.92%
Total unrealized loss on AFS and HTM securities, net of tax, to CET 1 capital	9.81%
(1)September 30, 2023 presented to reflect management’s assessment of capital impact from net unrealized losses on securities. Statutory tax rate of 29.6% used for calculation purposes.
(2)Non-GAAP measure.

RESULTS OF OPERATIONS
Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022:

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans(1)(2)	$7,045,692	$95,613	5.38%	$7,061,016	$92,889	5.28%	$7,313,519	$83,699	4.54%
Securities	1,252,361	16,335	5.17%	1,311,362	15,804	4.83%	1,194,942	10,189	3.38%
Other interest-earning assets (3)	309,159	4,274	5.48%	595,234	7,458	5.03%	292,819	2,085	2.82%
Total interest-earning assets	8,607,212	116,222	5.36%	8,967,612	116,151	5.20%	8,801,280	95,973	4.33%
Allowance for loan losses	(79,883)			(82,282)			(93,517)
BOLI and noninterest-earning assets (4)	733,944			725,909			700,977
Total assets	$9,261,273			$9,611,239			$9,408,740
Interest-bearing liabilities:
Interest-bearing checking	$1,663,803	10,240	2.44%	$1,761,341	9,751	2.22%	$2,285,071	3,880	0.67%
Savings and money market	1,024,127	3,075	1.19%	1,015,181	2,609	1.03%	1,536,438	2,236	0.58%
Certificates of deposit	1,652,445	18,045	4.33%	1,566,636	15,758	4.03%	832,506	2,871	1.37%
Total interest-bearing deposits	4,340,375	31,360	2.87%	4,343,158	28,118	2.60%	4,654,015	8,987	0.77%
FHLB advances and FRB borrowings	897,020	7,773	3.44%	1,441,244	14,703	4.09%	482,842	3,558	2.92%
Other borrowings	304,138	4,136	5.40%	358	3	3.36%	70,431	412	2.32%
Long-term debt	274,199	3,735	5.40%	275,012	3,695	5.39%	274,665	3,608	5.21%
Total interest-bearing liabilities	5,815,732	47,004	3.21%	6,059,772	46,519	3.08%	5,481,953	16,565	1.20%
Noninterest-bearing deposits	2,345,262			2,425,719			2,855,220
Noninterest-bearing liabilities	122,869			128,699			110,761
Total liabilities	8,283,863			8,614,190			8,447,934
Total stockholders’ equity	977,410			997,049			960,806
Total liabilities and stockholders’ equity	$9,261,273			$9,611,239			$9,408,740
Net interest income/spread		$69,218	2.15%		$69,632	2.12%		$79,408	3.13%
Net interest margin (5)			3.19%			3.11%			3.58%

Ratio of interest-earning assets to interest-bearing liabilities	148%			148%			161%
Total deposits(6)	6,685,637	31,360	1.86%	6,768,877	28,118	1.67%	7,509,235	8,987	0.47%
Total funding (7)	8,160,994	47,004	2.29%	8,485,491	46,519	2.20%	8,337,173	16,565	0.79%
(1)Includes average loans held for sale of $4.1 million, $4.4 million and $4.2 million for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022,which are included in other assets in the accompanying consolidated statements of financial condition.

(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the ACL. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $0.1 million, $(1.0) million and $0.1 million for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $129.3 million, $128.4 million and $125.6 million for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022.
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

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Net interest income decreased $0.4 million, or 0.6%, to $69.2 million for the third quarter primarily due to lower average interest-earning assets partially offset by net interest margin expansion.
Average interest-earning assets of $8.61 billion decreased $360.4 million from the prior quarter as the Company used cash to pay down FHLB borrowings and other liabilities reducing the excess liquidity that was carried in the prior quarter. The net interest margin increased 8 basis points to 3.19% for the third quarter as average interest-earning assets yield increased 16 basis points while the average cost of funds increased 9 basis points.
The yield on average interest-earning assets increased 16 basis points to 5.36% for the third quarter from 5.20% in the second quarter mainly due to higher yields on loans, securities and other interest-earning assets. The yield on average loans increased 10 basis points to 5.38% during the third quarter as a result of higher market interest rates and changes in portfolio mix from originations and payoffs. The yield on average investment securities increased 34 basis points to 5.17% due mainly to rate resets in the collateralized loan obligations (CLO) portfolio.
The average cost of funds increased 9 basis points to 2.29% for the third quarter from 2.20% in the second quarter due mainly to higher market interest rates and changes in the balance sheet mix. The average cost of total deposits increased 19 basis points to 1.86% for the third quarter compared to 1.67% in the second quarter. The average cost of interest-bearing liabilities increased 13 basis points to 3.21% for the third quarter from 3.08% in the second quarter. Average noninterest-bearing deposits decreased $80.5 million for the third quarter compared to the second quarter and average total deposits decreased $83.2 million.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net interest income for the third quarter of 2023 decreased $10.2 million, or 12.8%, to $69.2 million compared to $79.4 million for the same 2022 period. Net interest income for the third quarter of 2023 was impacted by higher market interest rates and changes in the balance sheet mix, which was partially offset by higher average yields on interest-earning assets.
The net interest margin decreased 39 basis points to 3.19% for the third quarter of 2023 as average cost of total funding increased 150 basis points while the average interest-earning assets yield increased 103 basis points.

The yield on average interest-earning assets increased 103 basis points to 5.36% for the third quarter of 2023 from 4.33% for the same 2022 period mainly due to higher market interest rates offset by changes in the mix of interest-earning assets. The yield on average loans increased 84 basis points to 5.38% compared to the same 2022 period as a result of the impact of higher market interest rates offset by changes in portfolio mix. The yield on average investment securities increased 179 basis points to 5.17% for the third quarter of 2023, compared to 3.38% for the same 2022 period. Average loans represented 82% of average earnings assets for the three months ended September 30,

2023 compared to 83% for the three months ended September 30, 2022. Average loans decreased by $267.8 million due mainly to lower average warehouse balances and all other loan categories as loan demand slowed amid the high interest rate environment and uncertain economic outlook.

The average cost of funds increased 150 basis points to 2.29% for the third quarter of 2023, from 0.79% for the same 2022 period, due mostly to higher market interest rates as the average effective Federal Funds rate increased 308 basis points to 5.26% for the third quarter of 2023 from 2.18% in the same 2022 period and changes in the balance sheet mix. The average cost of total deposits increased 139 basis points to 1.86% for the third quarter of 2023 compared to the same 2022 period. The cost of average interest-bearing liabilities increased 201 basis points to 3.21% for the third quarter of 2023 from 1.20% for the same 2022 period and included a 210 basis point increase in the cost of average interest-bearing deposits to 2.87%. Average noninterest-bearing deposits decreased $510.0 million for the third quarter of 2023 compared to the same 2022 period and average deposits decreased $823.6 million. Average noninterest-bearing deposits represented 35% of total average deposits for the third quarter of 2023 and 38% for the third quarter of 2022.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their corresponding yields and costs expressed both in dollars and rates, on a consolidated operations basis, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Interest-earning assets:
Total loans (1)(2)	$7,034,074	$275,920	5.24%	$7,282,169	$238,828	4.38%
Securities	1,286,955	47,048	4.89%	1,234,188	25,622	2.78%
Other interest-earning assets (3)	430,855	16,324	5.07%	284,725	4,210	1.98%
Total interest-earning assets	8,751,884	339,292	5.18%	8,801,082	268,660	4.08%
Allowance for loan losses	(82,124)			(93,454)
BOLI and noninterest-earning assets (4)	726,608			673,679
Total assets	$9,396,368			$9,381,307
Interest-bearing liabilities:
Interest-bearing checking	$1,791,200	28,505	2.13%	$2,352,067	5,978	0.34%
Savings and money market	1,036,568	7,685	0.99%	1,602,280	3,606	0.30%
Certificates of deposit	1,471,275	43,815	3.98%	658,576	3,971	0.81%
Total interest-bearing deposits	4,299,043	80,005	2.49%	4,612,923	13,555	0.39%
FHLB advances	1,134,507	32,124	3.79%	476,158	9,625	2.70%
Other borrowings	104,186	4,195	5.38%	101,369	792	1.04%
Long-term debt	274,714	11,065	5.39%	274,533	10,540	5.13%
Total interest-bearing liabilities	5,812,450	127,389	2.93%	5,464,983	34,512	0.84%
Noninterest-bearing deposits	2,461,985			2,818,795
Noninterest-bearing liabilities	128,949			104,321
Total liabilities	8,403,384			8,388,099
Total stockholders’ equity	992,984			993,208
Total liabilities and stockholders’ equity	$9,396,368			$9,381,307
Net interest income/spread		$211,903	2.25%		$234,148	3.24%
Net interest margin (5)			3.24%			3.56%

Ratio of interest-earning assets to interest-bearing liabilities	151%			161%
Total deposits(6)	6,761,028	80,005	1.58%	7,431,718	13,555	0.24%
Total funding (7)	8,274,435	127,389	2.06%	8,283,778	34,512	0.56%
(1)Includes average loans held for sale of $4.3 million and $3.8 million for the nine months ended September 30, 2023 and 2022, which are included in other assets in the accompanying consolidated statements of financial condition.
(2)Total loans are net of deferred fees, related direct costs, premiums and discounts, but exclude the ACL. Nonaccrual loans are included in the average balance. Interest income includes net (amortization) accretion of deferred loan (costs) fees and purchased (premiums) discounts of $(0.5) million and $(0.5) million for the nine months ended September 30, 2023 and 2022 are included in interest income.
(3)Includes average balance of FHLB, FRB and other bank stock at cost and average time deposits with other financial institutions.
(4)Includes average balance of bank-owned life insurance of $128.4 million and $124.8 million for the nine months ended September 30, 2023 and 2022.
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

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net interest income decreased $22.2 million, or 9.5%, to $211.9 million for the nine months ended September 30, 2023 from the same period in 2022 due primarily to higher funding costs from higher market interest rates, changes in the balance sheet mix, and the enhanced liquidity management strategies in the first half of 2023 due to the operating environment.
The net interest margin decreased 32 basis points to 3.24% as the average cost of funds increased 150 basis points while the average interest-earning assets yield increased 110 basis points.
The yield on average interest-earning assets increased 110 basis points to 5.18% for the nine months ended September 30, 2023 from 4.08% for the same period in 2022 due mainly to higher market interest rates and changes in the mix of interest-earning assets. The yield on average loans increased 86 basis points to 5.24% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The yield on average investment securities increased 211 basis points to 4.89% for the same period. Average loans represented 80% of average earnings assets for the nine months ended September 30, 2023 compared to 83% for the nine months ended September 30, 2022. Average loans decreased by $248.1 million due mainly to lower average warehouse balances, partially offset by organic loan growth in other loan categories.
The average cost of funds increased 150 basis points to 2.06% for the nine months ended September 30, 2023 from 0.56% for the nine months ended September 30, 2022 due mainly to higher market interest rates and changes in the balance sheet mix. The average cost of total deposits increased 134 basis points to 1.58% for the nine months ended September 30, 2023 compared to the same period in 2022. The average cost of interest-bearing liabilities increased 209 basis points to 2.93% for the nine months ended September 30, 2023 compared to 0.84% for the same period in 2022 driven primarily by a 210 basis point increase in the cost of average interest-bearing deposits to 2.49% from 0.39% for the same period in 2022. The increase in the cost of these funding sources was mainly due to the impact of higher market interest rates as the average effective Federal Funds rate increased 389 basis points to 4.92% for the nine months ended September 30, 2023 from 1.03% in the same period in 2022. Average noninterest-bearing deposits decreased $356.8 million for the nine months ended September 30, 2023 compared to the same period in 2022 and average total deposits decreased $670.7 million. Average noninterest-bearing deposits represented 36% of total average deposits for the nine months ended September 30, 2023 compared to 38% for the same period in 2022.
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

	Three Months Ended September 30, 2023 vs. September 30, 2022			Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
($ In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Total loans	$(3,160)	$15,074	$11,914	$(8,373)	$45,465	$37,092
Securities	510	5,636	6,146	1,139	20,287	21,426
Other interest-earning assets	123	2,066	2,189	2,996	9,118	12,114
Total interest and dividend income	$(2,527)	$22,776	$20,249	$(4,238)	$74,870	$70,632
Interest expense:
Interest-bearing checking	$(1,310)	$7,670	$6,360	$(1,750)	$24,277	$22,527
Savings and money market	(825)	1,664	839	(1,493)	5,572	4,079
Certificates of deposit	4,748	10,426	15,174	9,504	30,340	39,844
FHLB advances and FRB borrowings	3,493	722	4,215	17,442	5,057	22,499
Other borrowings	2,661	1,063	3,724	23	3,380	3,403
Long-term debt	(6)	133	127	7	518	525
Total interest expense	8,761	21,678	30,439	23,733	69,144	92,877
Net interest income	$(11,288)	$1,098	$(10,190)	$(27,971)	$5,726	$(22,245)

Provision for Credit Losses
The provision for credit losses is charged to operations and is adjusted in each period to a level required to cover current expected credit losses in our loan portfolio and unfunded commitments. The following table presents the components of our provision for credit losses:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Provision for (reversal of) credit losses - loans	$5,000	$1,664	$(500)	$9,164	$(32,342)
(Reversal of) provision for credit losses - unfunded noncancellable loan commitments	—	(800)	500	(1,300)	800
Provision for credit losses - securities	—	1,036	—	1,036	—
Total provision for (reversal of) credit losses	$5,000	$1,900	$—	$8,900	$(31,542)

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
The provision for credit losses was $5.0 million for the third quarter and related entirely to the provision for loan losses, which was driven primarily by net charge-offs of legacy loans from the acquisition of Pacific Mercantile Bank. The provision for credit losses was $1.9 million for the second quarter and included a $1.7 million provision for loan losses and a $1.0 million provision for credit loss for AFS securities, partially offset by an $0.8 million reversal of the provision for credit losses related to lower unfunded commitments.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The provision for credit losses was $5.0 million for the third quarter and related entirely to the provision for loan losses, which was driven primarily by net charge-offs of legacy loans from the acquisition of Pacific Mercantile Bank. There was no provision for credit losses for the same 2022 period as the $0.5 million provision for loan losses was offset by a $0.5 million reversal of the provision for credit losses related to lower unfunded commitments.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
During the nine months ended September 30, 2023, the provision for credit losses was $8.9 million and included a $9.2 million provision for loan losses and a $1.0 million provision for credit loss for AFS securities, partially offset by a $1.3 million reversal of the provision for credit losses related to lower unfunded commitments. The provision for credit losses was a reversal of $31.5 million during the nine months ended September 30, 2022, and included a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.
See further discussion in "Allowance for Credit Losses."

Noninterest Income
The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Customer service fees	$2,114	$2,022	$2,462	$6,115	$7,474
Loan servicing income	563	574	636	1,684	957
Income from bank owned life insurance	966	951	873	2,817	2,479
Net gain on sale of securities available-for-sale	—	—	—	—	16
Change in fair value of derivative instruments	46,186	10	39	46,172	224
Other income	949	2,467	1,671	7,873	7,627
Total noninterest income	$50,778	$6,024	$5,681	$64,661	$18,777

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Noninterest income increased $44.8 million to $50.8 million for the third quarter primarily due to a $46.2 million mark-to-market gain recognized on derivative instruments, partially offset by a $1.7 million decrease in income from equity investments. Concurrently with the announcement of the proposed merger with PacWest, we entered into an aggregate of $3.1 billion in interest rate swaptions and a contingent loan forward sale agreement on $1.8 billion of the SFR loan portfolio to hedge the interest rate risk component of the change in fair value of our balance sheet in anticipation of the application of purchase accounting upon the closing of the proposed merger transaction with PacWest. These derivatives were marked to market at the end of the period and reflected an increase in value from the changes in market interest rates.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Noninterest income for the third quarter of 2023 increased $45.1 million to $50.8 million compared to the same quarter in 2022 mainly due to a $46.2 million mark-to-market gain recognized on derivative instruments, partially offset by lower income from equity investments of $0.7 million and lower customer service fees of $0.3 million.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Noninterest income for the nine months ended September 30, 2023 increased $45.9 million to $64.7 million compared to the same period in 2022 mainly due to the $46.2 million mark-to-market gain recognized on derivative instruments, higher rental income due to an increase in subleased facilities of $0.9 million, and higher loan servicing income of $0.7 million from higher purchased mortgage servicing asset balances, partially offset by lower customer service fees of $1.4 million and lower income from equity investments of $0.2 million.
Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
($ in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Salaries and employee benefits	$25,819	$28,282	$27,997	$83,757	$85,248
Occupancy and equipment	5,804	5,603	5,796	16,933	17,174
Professional fees	3,616	4,001	3,957	11,689	10,797
Data processing	1,657	1,686	1,699	4,906	5,309
Regulatory assessments	1,410	1,301	925	3,913	2,721
Software and technology	3,811	3,579	3,659	10,664	9,106
Reversal of loan repurchase reserves	—	(808)	(26)	(819)	(987)
Amortization of other intangibles	461	462	396	1,384	1,150
Acquisition, integration and transaction costs	9,329	—	2,080	9,329	2,080
Other expense	4,291	5,062	3,975	13,231	11,867
Noninterest expense before (gain) loss on investments in alternative energy partnerships	56,198	49,168	50,458	154,987	144,465
(Gain) loss on investments in alternative energy partnerships	(34)	(36)	504	1,548	1,705
Total noninterest expense	$56,164	$49,132	$50,962	$156,535	$146,170

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
Noninterest expense increased $7.0 million to $56.2 million for the third quarter compared to the second quarter. The increase was due mainly to acquisition, integration and transaction costs of $9.3 million incurred related to our proposed merger with PacWest, partially offset by lower salaries and employee benefits of $2.5 million.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Noninterest expense increased $5.2 million to $56.2 million for the third quarter of 2023 from $51.0 million for the comparable 2022 period due mainly to higher acquisition, integration and transaction costs of $7.2 million, partially offset by lower salaries and employee benefits of $2.2 million. Acquisition, integration and transactions costs related to the proposed merger with PacWest were $9.3 million for the three months ended September 30, 2023, compared to $2.1 million related to the acquisition of Deepstack for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Noninterest expense for the nine months ended September 30, 2023 increased $10.4 million to $156.5 million compared to the same period in 2022. The increase was mainly due to higher (i) acquisition, integration and transaction costs of $7.2 million, (ii) software and technology expense of $1.6 million related to investments in technology infrastructure, (iii) regulatory assessments of $1.2 million as the FDIC increased assessment rates in 2023, (iv) marketing and other expenses of $1.0 million, and (v) professional fees of $0.9 million, including a $0.4 million increase in indemnified legal fees (net of insurance recoveries), partially offset by lower salaries and employee benefits of $1.5 million. Acquisition, integration and transactions costs related to the proposed merger with PacWest were $9.3 million for the nine months ended September 30, 2023, compared to $2.1 million related to the acquisition of Deepstack for the nine months ended September 30, 2022.
Income Tax Expense
For the three months ended September 30, 2023, June 30, 2023 and September 30, 2022, income tax expense was $16.3 million, $6.7 million, and $9.9 million resulting in an effective tax rate of 27.6%, 27.4% and 29.1%.
Income tax expense totaled $30.4 million for the nine months ended September 30, 2023, representing an effective tax rate of 27.4%, compared to $38.9 million and an effective tax rate of 28.1% for the nine months ended September 30, 2022.
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

Investment Securities Available-for-Sale
The following table presents the amortized cost and fair value of the AFS securities portfolio and the corresponding amounts of unrealized gains and losses recognized in AOCI as of the dates indicated:

	September 30, 2023				December 31, 2022 (1)
($ in thousands)	Amortized Cost	Unrealized Gain (Loss)	Allowance for Credit Losses	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Securities available-for-sale:
SBA loan pool securities	$8,721	$(22)	$—	$8,699	$11,241	$(54)	$11,187
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	79,786	(2,942)	—	76,844	40,431	(225)	40,206
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	93,696	(7,864)	—	85,832	99,075	(5,884)	93,191
Non-agency residential mortgage-backed securities	120,062	(15,102)	—	104,960	90,832	(10,340)	80,492
Collateralized loan obligations	489,940	(6,136)	—	483,804	492,203	(15,600)	476,603
Corporate debt securities	175,804	(19,853)	(1,036)	154,915	175,781	(9,163)	166,618
Total securities available-for-sale	$968,009	$(51,919)	$(1,036)	$915,054	$909,563	$(41,266)	$868,297
(1)There was no ACL related to AFS securities at December 31, 2022.
AFS securities were $915.1 million at September 30, 2023, an increase of $46.8 million, or 5.4%, from $868.3 million at December 31, 2022. The increase was mainly due to purchases of $101.7 million, partly offset by principal payments of $23.5 million, calls of $20.0 million, an increase in net unrealized losses of $10.7 million, and a $1.0 million provision for credit losses for corporate debt securities of other financial institutions due to downgrades in their ratings.

Net unrealized losses on AFS securities were $51.9 million at September 30, 2023, compared to $41.3 million at December 31, 2022. The net unrealized losses on AFS securities, net of tax, are reflected in accumulated other comprehensive income (loss). The increases in net unrealized losses during the nine months ended September 30, 2023 were due to wider credit spreads within corporate debt securities and the impact of higher market interest rates on agency CMOs and non-agency residential MBS, which was partly offset by improvement in the valuation of CLOs.
CLOs totaled $483.8 million and $476.6 million and were all AAA and AA-rated at September 30, 2023 and December 31, 2022. We perform due diligence and ongoing credit quality review of our CLO holdings, which includes monitoring performance factors such as external credit ratings, collateralization levels, collateral concentration levels, and other performance factors.
During the three and nine months ended September 30, 2023, we recorded zero and $1.0 million provision for credit losses on three corporate debt securities of other financial institutions that were downgraded to below investment grade by external credit agencies. ACL on investments securities was $1.0 million at September 30, 2023 and there was no ACL required on investment securities at December 31, 2022.
We monitor our securities portfolio to ensure it has adequate credit support and consider the lowest credit rating for identification of potential credit impairment. Except for the corporate debt securities noted above, we believe there was no other credit impairment, and the decline in fair value of our securities since acquisition was attributable to a combination of changes in interest rates and general volatility in market conditions. As of September 30, 2023, we did not have the intent to sell securities in an unrealized loss position and further believe it is more likely than not that we will not be required to sell these securities before their anticipated recovery. Except for the corporate debt securities noted above, as of September 30, 2023, all of our investment securities in an unrealized loss position received an investment grade credit rating.

Investment Securities Held-to-Maturity
The following table presents the amortized cost and fair value of HTM securities as of the dates indicated:

	September 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$152,748	$(35,680)	$117,068	$153,033	$(29,807)	$123,226
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	61,337	(15,688)	45,649	61,404	(11,946)	49,458
Municipal securities	114,202	(26,634)	87,568	114,204	(24,428)	89,776
Total securities held-to-maturity	$328,287	$(78,002)	$250,285	$328,641	$(66,181)	$262,460
HTM securities totaled $328.3 million at September 30, 2023, compared to $328.6 million at December 31, 2022. At September 30, 2023, HTM securities included $214.1 million in agency securities and $114.2 million in municipal securities.
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
As of September 30, 2023 and December 31, 2022, HTM securities had aggregate unrealized net losses of $78.0 million and $66.2 million, of which $15.0 million and $15.8 million related to unrealized losses from the transfer of certain fixed-rate MBS and municipal securities from the AFS portfolio to the HTM portfolio in the prior year. These unrealized losses related primarily to changes in overall interest rates.

The following table presents the fair values and weighted average yields using amortized cost of the AFS securities portfolio as of September 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available-for-sale:
SBA loan pools securities	$8,699	5.79%	$—	—%	$—	—%	$—	—%	$8,699	5.79%
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	—	—%	76,844	5.52%	76,844	5.52%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	5,066	5.98%	7,528	3.72%	23,087	3.25%	50,151	5.21%	85,832	4.52%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	104,960	4.02%	104,960	4.02%
Collateralized loan obligations	483,804	7.20%	—	—%	—	—%	—	—%	483,804	7.20%
Corporate debt securities	—	—%	143,052	4.82%	11,863	5.73%	—	—%	154,915	4.89%
Total securities available-for-sale	$497,569	7.16%	$150,580	4.76%	$34,950	4.04%	$231,955	4.74%	$915,054	5.97%

The following table presents the amortized cost and weighted average yields using amortized cost of the HTM securities portfolio as of September 30, 2023, based on the earlier of contractual maturity dates or next repricing dates:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
($ in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities held-to-maturity:
U.S. government agency and U.S. government sponsored enterprise residential mortgage-backed securities	$—	—%	$—	—%	$9,334	2.52%	$143,414	2.70%	$152,748	2.69%
U.S. government agency and U.S. government sponsored enterprise collateralized mortgage obligations	—	—%	—	—%	—	—%	61,337	2.64%	61,337	2.64%
Municipal securities	—	—%	—	—%	27,971	2.32%	86,231	2.72%	114,202	2.62%
Total securities held-to-maturity	$—	—%	$—	—%	$37,305	2.37%	$290,982	2.69%	$328,287	2.65%

Loans Receivable, Net
The following table presents the composition of our loan and lease portfolio as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022	Amount Change	Percentage Change
Commercial:
Commercial and industrial(1)(2)	$1,942,964	$1,845,960	$97,004	5.3%
Commercial real estate(2)	1,173,332	1,259,651	(86,319)	(6.9)%
Multifamily	1,654,272	1,689,943	(35,671)	(2.1)%
SBA	56,600	68,137	(11,537)	(16.9)%
Construction	262,715	243,553	19,162	7.9%
Total commercial loans	5,089,883	5,107,244	(17,361)	(0.3)%
Consumer:
Single family residential mortgage	1,782,655	1,920,806	(138,151)	(7.2)%
Other consumer	88,494	86,988	1,506	1.7%
Total consumer loans	1,871,149	2,007,794	(136,645)	(6.8)%
Total loans(3)	6,961,032	7,115,038	(154,006)	(2.2)%
Allowance for loan losses	(74,390)	(85,960)	11,570	(13.5)%
Total loans receivable, net	$6,886,642	$7,029,078	$(142,436)	(2.0)%
(1)Includes warehouse lending balances of $647.7 million and $602.5 million at September 30, 2023 and December 31, 2022.
(2)$102.3 million of owner-occupied CRE loans were moved to the C&I category from the CRE category during the third quarter of 2023.
(3)Total loans include net deferred loan origination costs (fees), purchased premiums (discounts), and fair value allocations of premiums (discounts) totaling $7.1 million and $7.1 million at September 30, 2023 and December 31, 2022.

Total loans ended the third quarter of 2023 at $6.96 billion, down $154.0 million from $7.12 billion at December 31, 2022, comprised primarily of a $17.4 million decrease in our commercial portfolio and a $136.6 million decrease in our consumer portfolio.

During the nine months ended September 30, 2023, the decrease in the total loan portfolio was due to changes in the macroeconomic environment, including increases in interest rates impacting new loan volume. During the nine months ended September 30, 2023, we reclassified $102.3 million of owner-occupied CRE loans to the C&I category to appropriately classify these loans according to their purpose and source of repayment. The overall decrease in the commercial portfolio included (i) a decrease in other C&I loans of $52.0 million, partially offset by a $45.2 million increase in warehouse lending balances, (ii) a $35.7 million decrease in multifamily loans driven by payoff activity and (iii) a $11.3 million decrease in SBA loans, partially offset by (iv) a $19.2 million increase in construction loans and (v) a $17.2 million increase in CRE loans.

The decrease in our consumer portfolio was due primarily to a $138.2 million decrease in SFR loans mostly driven by payoffs and paydowns.

Loan fundings of $970.7 million during the nine months ended September 30, 2023 included net warehouse advances of $48.3 million, offset by other loan paydowns and payoffs of $1.11 billion.

Loan concentrations were well-diversified between products and industries. Notably, the CRE portfolio of $1.17 billion had balances related to office loans of $327.6 million, which was 4.7% of total loans. This portfolio was comprised of general office loans of $256.5 million with a weighted average loan-to-value (“LTV”) of 53% and debt service coverage ratio of 1.6x and medical office loans of $71.2 million with a weighted average LTV of 53% and debt service coverage ratio of 1.3x.
In connection with our proposed merger with PacWest, we entered into a contingent loan forward sale agreement on our SFR loan portfolio of $1.8 billion. The contingent forward loan sale agreement was entered to reduce volatility related to the potential sale proceeds by determining a fixed price to be settled on a future date contingent upon completion of the proposed merger. At September 30, 2023, we continue to classify the SFR portfolio as held-for-investment as the sale agreement is contingent upon receipt of approval to close the bank merger. Should the merger not close for any reason, we intend to continue to hold the SFR portfolio for investment.

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
The following table presents the risk categories for total loans by class of loans as of September 30, 2023 and December 31, 2022:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2023
Commercial:
Commercial and industrial	$1,880,538	$34,074	$23,636	$4,716	$1,942,964
Commercial real estate	1,153,630	10,502	9,200	—	1,173,332
Multifamily	1,635,340	3,000	15,932	—	1,654,272
SBA	46,653	1,228	8,417	302	56,600
Construction	262,715	—	—	—	262,715
Consumer:
Single family residential mortgage	1,730,371	11,779	40,505	—	1,782,655
Other consumer	87,688	350	456	—	88,494
Total	$6,796,935	$60,933	$98,146	$5,018	$6,961,032

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial:
Commercial and industrial	$1,749,284	$49,399	$43,273	$4,004	$1,845,960
Commercial real estate	1,248,196	1,745	9,710	—	1,259,651
Multifamily	1,658,521	2,997	28,425	—	1,689,943
SBA	55,789	800	11,548	—	68,137
Construction	243,553	—	—	—	243,553
Consumer:
Single family residential mortgage	1,889,911	9,101	21,794	—	1,920,806
Other consumer	86,599	138	251	—	86,988
Total	$6,931,853	$64,180	$115,001	$4,004	$7,115,038

During the nine months ended September 30, 2023, total criticized and classified assets decreased $19.1 million to $164.1 million at September 30, 2023 from decreases in special mention and substandard loans, offset by an increase in doubtful loans.

Total classified assets, consisting of loans risk rated substandard, doubtful and loss, decreased $15.8 million to $103.2 million at September 30, 2023. The decrease was due mostly to payoffs and paydowns of $66.1 million, charge-offs of $11.7 million, and upgrades of $3.5 million, partially offset by downgrades of $65.5 million. At September 30, 2023, loans risk rated doubtful related to three C&I and three SBA relationships, compared to one C&I relationship at December 31, 2022.

Total criticized assets, consisting of loans risk rated special mention, decreased $3.2 million to $60.9 million at September 30, 2023 compared to $64.2 million at December 31, 2022 due mostly to upgrades of $32.1 million, payoffs and paydowns of $16.0 million, partially offset by downgrades of $44.9 million.

Nonperforming Assets
The following table presents a summary of total nonperforming assets, excluding loans held-for-sale, as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022	Amount Change	Percentage Change
Loans past due 90 days or more still on accrual	$—	$—	$—	—%
Nonaccrual loans	60,556	55,251	5,305	9.6%
Total nonperforming loans	60,556	55,251	5,305	9.6%
Other real estate owned	882	—	882	—%
Total nonperforming assets	$61,438	$55,251	$6,187	11.2%
Nonaccrual loans to total loans	0.87%	0.78%
Nonperforming loans to total loans	0.87%	0.78%
Total nonperforming assets to total assets	0.66%	0.60%
ALL to nonperforming loans	122.84%	155.58%
ACL to nonperforming loans	129.46%	165.18%

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
Additional interest income of approximately $1.0 million and $2.8 million would have been recorded during the three and nine months ended September 30, 2023, had these loans been paid in accordance with their original terms throughout the periods indicated.
At September 30, 2023, non-performing loans were $60.6 million, and included $39.8 million of SFR loans, $9.7 million of C&I loans, $7.6 million of SBA loans, $1.9 million of CRE loans and $1.1 million of multifamily loans. During the nine months ended September 30, 2023, non-performing loans increased $5.3 million due to total additions of $42.1 million, offset by $20.7 million in charge-offs, $13.2 million in amortization and other removals, and $2.8 million in loans returning to accrual status. Excluding SFR loans, which are well-secured with low weighted average LTV of 57%, non-performing loans decreased $13.4 million from year-end. At September 30, 2023, there were $7.1 million of non-performing loans, primarily consisting of SFR loans that were in a current payment status, however are considered nonaccrual based on other criteria.
At September 30, 2023, non-performing assets included $0.9 million of real estate owned, consisting of one single-family residence we acquired in the second quarter.
Modifications to Borrowers Experiencing Financial Difficulty (effective January 1, 2023 upon adoption of ASU 2022-02)
During the three and nine months ended September 30, 2023, we had 3 and 6 loan modifications made to borrowers experiencing financial difficulty, with an aggregate balance of $7.7 million at September 30, 2023, of which one C&I loan of $3.9 million was previously classified as a TDR. At September 30, 2023, $4.2 million of the $7.7 million in modified loans made to borrowers experiencing financial difficulty were past due.
Troubled Debt Restructurings (for modifications to borrowers experiencing financial difficulty prior to January 1, 2023)
At September 30, 2023 and December 31, 2022, we had 7 and 15 loans classified as TDRs, with an aggregate balance of $3.5 million and $16.1 million. During the nine months ended September 30, 2023 a $3.9 million C&I loan that was restructured during 2022 was modified and accounted for as a new loan. Additionally, $7.8 million relating to three commercial relationships were paid down and $1.2 million were charged off during this same period.
Accruing TDRs were $0.1 million and nonaccrual TDRs were $3.4 million at September 30, 2023, compared to accruing TDRs of $2.7 million and nonaccrual TDRs of $13.4 million at December 31, 2022.
Allowance for Credit Losses - Loans
The ACL, which includes the reserve for unfunded loan commitments, totaled $78.4 million, or 1.13% of total loans, at September 30, 2023, compared to $91.3 million, or 1.28% of total loans, at December 31, 2022. The $12.9 million decrease in the ACL was due to: (i) $13.5 million related to changes in portfolio mix including lower loan balances, charge-off activity, and changes to certain assumptions used in the model, and (ii) $1.3 million lower RUC from lower unfunded commitments, partially offset by (iii) higher specific reserves of $1.9 million. YTD net charge offs totaled $20.7 million and ALL provision expense was $9.2 million. The ACL coverage of non-performing loans was 129% at September 30, 2023 compared to 165% at December 31, 2022.
The following table provides a summary of components of the ACL and related ratios as of the dates indicated:

($ in thousands)	September 30, 2023	December 31, 2022
Allowance for credit losses:
Allowance for loan losses (ALL)	$74,390	$85,960
Reserve for unfunded loan commitments	4,005	5,305
Total allowance for credit losses (ACL)	$78,395	$91,265

ALL to total loans	1.07%	1.21%
ACL to total loans	1.13%	1.28%

The following tables provide summaries of activity in the ACL for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$80,883	$4,005	$84,888	$93,793	$5,905	$99,698
Loans charged off	(11,644)	—	(11,644)	(912)	—	(912)
Recoveries of loans previously charged off	151	—	151	63	—	63
Net (charge-offs) recoveries	(11,493)	—	(11,493)	(849)	—	(849)
Provision (reversal of) for credit losses	5,000	—	5,000	(500)	500	—
Balance at end of period	$74,390	$4,005	$78,395	$92,444	$6,405	$98,849

	Nine Months Ended September 30,
($ in thousands)	2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$85,960	$5,305	$91,265	$92,584	$5,605	$98,189
Loans charged off	(21,260)	—	(21,260)	(1,637)	—	(1,637)
Recoveries of loans previously charged off	526	—	526	33,839	—	33,839
Net (charge-offs) recoveries	(20,734)	—	(20,734)	32,202	—	32,202
Provision for (reversal of) credit losses	9,164	(1,300)	7,864	(32,342)	800	(31,542)
Balance at end of period	$74,390	$4,005	$78,395	$92,444	$6,405	$98,849

The following table presents a summary of net (charge-offs) recoveries and the annualized ratio of net (charge-offs) recoveries to average loans by loan class for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2023			2022
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$(11,341)	$1,949,411	(2.33)%	$(819)	$2,101,671	(0.16)%
Commercial real estate	—	1,255,833	—%	3	1,263,520	—%
Multifamily	—	1,655,307	—%	—	1,644,458	—%
SBA	(163)	27,509	(2.37)%	(44)	49,840	(0.35)%
Construction	—	264,451	—%	—	234,794	—%
Consumer:
Single family residential mortgage	1	1,802,091	—%	1	1,927,694	—%
Other consumer	10	86,978	0.05%	10	87,335	0.05%
Total loans	$(11,493)	$7,041,580	(0.65)%	$(849)	$7,309,312	(0.05)%
Net charge-offs were $11.5 million during the third quarter of 2023, compared to $0.8 million during the comparable 2022 period. The increase in net charge-offs in the third quarter of 2023 were mainly due to charge-offs within the C&I and SBA portfolio.

	Nine Months Ended September 30,
($ in thousands)	2023			2022
	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio	Net (Charge-offs) Recoveries	Average Loans	Annualized (Charge-off) Recovery Ratio
Commercial:
Commercial and industrial	$(19,013)	$1,846,026	(1.37)%	$31,678	$2,395,169	1.76%
Commercial real estate	(300)	1,288,152	(0.03)%	3	1,266,418	—%
Multifamily	—	1,668,551	—%	—	1,481,355	—%
SBA	(934)	29,713	(4.19)%	565	78,497	0.96%
Construction	—	262,601	—%	—	214,375	—%
Consumer:
Single family residential mortgage	(369)	1,849,183	(0.03)%	183	1,749,968	0.01%
Other consumer	(118)	85,568	(0.18)%	(227)	92,633	(0.33)%
Total loans	$(20,734)	$7,029,794	(0.39)%	$32,202	$7,278,415	0.59%
Net charge-offs were $20.7 million during the nine months ended September 30, 2023, compared to net recoveries of $32.2 million during the comparable 2022 period. The increase in net charge-offs between periods were due to charge-offs in the C&I portfolio in 2023, and the comparable 2022 period including a $31.3 million recovery from the settlement of a loan previously charged-off in 2019.

The following table presents a summary of the allocation of the ALL by loan category as well as loans receivable for each category as of the dates indicated:

	September 30, 2023			December 31, 2022
($ in thousands)	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans	Allowance for Loan Losses	Loans Receivable	% of Loans in Category to Total Loans
Commercial:
Commercial and industrial	$29,642	$1,942,964	27.9%	$34,156	$1,845,960	25.9%
Commercial real estate	13,173	1,173,332	16.9%	15,977	1,259,651	17.7%
Multifamily	13,963	1,654,272	23.8%	14,696	1,689,943	23.8%
SBA	1,082	56,600	0.8%	2,648	68,137	1.0%
Construction	6,169	262,715	3.7%	5,850	243,553	3.4%
Consumer:
Single family residential mortgage	9,786	1,782,655	25.6%	12,050	1,920,806	27.0%
Other consumer	575	88,494	1.3%	583	86,988	1.2%
Total	$74,390	$6,961,032	100.0%	$85,960	$7,115,038	100.0%

Servicing Rights
We have retained servicing rights from certain sales of SFR and SBA loans and purchased mortgage servicing rights from unrelated third parties. Purchased mortgage servicing rights are recorded at the purchase price at the time of acquisition, which approximates the fair value. Subsequent to acquisition, we account for these servicing rights using the amortization method. We utilize a subservicer to service all of the loans underlying the purchased mortgage servicing rights. Loans underlying retained and purchased servicing rights are not included in our consolidated statements of financial condition.

Mortgage servicing rights totaled $20.4 million and $22.5 million at September 30, 2023 and December 31, 2022, which are included in other assets in the accompanying consolidated statements of financial condition. We purchased $22.7 million of SFR mortgage servicing rights, with underlying mortgage balances of $1.73 billion, during the second quarter of 2022. At September 30, 2023, the carrying value of these purchased servicing rights was $19.6 million and the unpaid principal balance of the loans underlying these purchased servicing rights was $1.59 billion.
During the three and nine months ended September 30, 2023, we recognized loan servicing income of $0.6 million and $1.7 million. During the three and nine months ended September 30, 2022, we recognized loan servicing income of $0.6 million and $1.0 million.
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
The following table presents the activity related to our investment in alternative energy partnerships for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Balance at beginning of period	$19,111	$23,531	$21,410	$25,888
Return of capital	(342)	(626)	(1,059)	(1,782)
Gain (loss) on investments using HLBV method	34	(504)	(1,548)	(1,705)
Balance at end of period	$18,803	$22,401	$18,803	$22,401
Unfunded equity commitments at end of period	$—	$—	$—	$—

During the three ended September 30, 2023 and 2022, we received a return of capital of $0.3 million and $0.6 million. During the nine months ended September 30, 2023 and 2022, we received a return of capital of $1.1 million and $1.8 million. We did not make any capital contributions during the periods indicated.
During the three months ended September 30, 2023 and 2022, we recognized a net gain on investment of $34 thousand and a net loss on investment of $0.5 million. During the nine months ended September 30, 2023 and 2022, we recognized net losses on investment of $1.5 million and $1.7 million. From an income tax benefits perspective, we recognized no investment tax credits during these periods; however, we recorded income tax expense of $10 thousand and income tax benefits of $0.1 million related to these investments for the three months ended September 30, 2023 and 2022 and income tax benefits of $0.4 million and $0.5 million during the nine months ended September 30, 2023 and 2022.
For additional information, see Note 12 to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount Change
Noninterest-bearing deposits	$2,366,544	35.6%	$2,809,328	39.5%	$(442,784)
Interest-bearing demand deposits	1,531,306	23.1%	1,947,247	27.3%	(415,941)
Savings and money market accounts	1,157,126	17.5%	1,174,925	16.5%	(17,799)
Certificates of deposit of $250,000 or less	1,177,795	17.7%	793,040	11.1%	384,755
Certificates of deposit of more than $250,000	407,859	6.1%	396,381	5.6%	11,478
Total deposits	$6,640,630	100.0%	$7,120,921	100.0%	$(480,291)

Total deposits were $6.64 billion at September 30, 2023, a decrease of $480.3 million, or 6.7%, from $7.12 billion at December 31, 2022 due to lower noninterest-bearing checking balances of $442.8 million, lower interest-bearing demand deposits of $415.9 million, and lower savings and money market balances of $17.8 million, partially offset by higher certificates of deposits of $396.2 million.
We continue to focus on growing granular relationship-based deposits and strategically replacing short-term wholesale funding as we actively manage our funding costs. Noninterest-bearing deposits totaled $2.37 billion and represented 36% of total deposits at September 30, 2023, compared to $2.81 billion and 39% at December 31, 2022.
Brokered deposits were $1.03 billion and $614.9 million at September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, we added short-term brokered deposits to increase our liquidity due to the operating environment during this period.
As of September 30, 2023, insured deposits of $4.57 billion and collateralized deposits of $312.5 million represented 74% of total deposits, compared to insured deposits of $3.93 billion and collateralized deposits of $341.6 million, or 60% of total deposits at December 31, 2022.
The following table presents the scheduled maturities of certificates of deposit as of September 30, 2023:

($ in thousands)	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
Certificates of deposit of $250,000 or less	$679,173	$163,730	$274,599	$60,293	$1,177,795
Certificates of deposit of more than $250,000	142,709	207,180	48,878	9,092	407,859
Total certificates of deposit	$821,882	$370,910	$323,477	$69,385	$1,585,654

Borrowings
We have various available lines of credit. These include the ability to borrow funds from time to time on a long-term, short-term, or overnight basis from the FHLB, the FRB, or other financial institutions. The following table presents our borrowings as of the dates indicated:

	September 30, 2023			December 31, 2022
($ in thousands)	Weighted Average Interest Rate	Weighted Average Maturity (years)	Outstanding Balance	Outstanding Balance
FHLB advances:
Overnight advances	—%	—	$—	$20,000
Term advances	2.91%	2.75	611,000	611,000
Term advances (putable)	3.44%	4.25	200,000	100,000
Unamortized costs			(2,671)	(3,652)
Total FHLB advances	3.04%	3.12	$808,329	$727,348
FRB borrowings:
Short-term advances	5.50%	0.01	$199,964	$—
Total FRB borrowings	5.50%	0.01	$199,964	$—
Other borrowings:
Unsecured overnight borrowings	5.49%	0.00	185,802	—
Lines of credit	SOFR + 1.85%	0.22	$—	$—
Total other borrowings		0.00	$185,802	$—
In light of market volatility in the first half of 2023, we proactively performed liquidity-enhancing measures, including additional advances from the FHLB and draws on available FRB facilities. We reduced our excess liquidity toward the end of the second quarter as market volatility began to stabilize.
FHLB Advances. FHLB advances are collateralized by a blanket lien on all real estate loans. At September 30, 2023, our secured borrowing capacity with the FHLB totaled $2.42 billion, of which the Bank was eligible to borrow an additional $1.19 billion based on qualifying loans with an aggregate unpaid principal balance of $3.63 billion as of that date.
As of September 30, 2023, FHLB advances increased $81.0 million, or 11.1%, to $808.3 million mainly due to an increase in term putable advances of $100.0 million, partially offset by decrease in overnight advances of $20.0 million.
FRB Borrowings. At September 30, 2023, the Bank had borrowing capacity with the Federal Reserve of $1.38 billion, including the secured borrowing capacity through the FRB Discount Window, BIC and BTFP programs. The FRB credit programs are collateralized by certain qualifying loans with an unpaid principal balance of $1.28 billion and securities with a carrying value of $505.8 million.
We utilized available capacity in the FRB Discount Window and BIC programs through $200.0 million in overnight borrowings, but did not utilize the BTFP and there was no outstanding borrowing under this program at September 30, 2023.
Other Borrowings. The Bank maintains available unsecured federal funds lines with six correspondent banks totaling $290.0 million and $210.0 million, with no outstanding borrowings at September 30, 2023 and December 31, 2022.
We mainly utilize FHLB and FRB borrowings and the unsecured federal funds lines as our secondary source of funds. From time to time, the Bank may also utilize alternate sources of funds, including unsecured overnight borrowings through AFX and other financial institutions. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion. Other borrowings from these alternate sources totaled $185.8 million and zero under these facilities at September 30, 2023 and December 31, 2022.
In addition, the holding company maintains a $50.0 million revolving line of credit, with no borrowings under this line of credit at September 30, 2023 and December 31, 2022.
For additional information, see Note 6 - Federal Home Loan Bank Advances, Federal Reserve Bank Borrowings and Other Borrowings of the Notes to Consolidated Financial Statements (unaudited) included in Part I of this Quarterly Report on Form 10-Q.

Long-term Debt
The following table presents our long-term debt as of the dates indicated:

			September 30, 2023		December 31, 2022
($ in thousands)	Interest Rate	Maturity Date	Par Value	Unamortized Debt Issuance Cost and Discount	Par Value	Unamortized Debt Issuance Cost and Discount
Senior notes (1)	5.25%	4/15/2025	$174,000	$(520)	$175,000	$(722)
Subordinated notes (2)	4.375%	10/30/2030	85,000	(1,728)	85,000	(1,899)
PMB Statutory Trust III, junior subordinated debentures	SOFR + 3.40%	9/26/2032	7,217	—	7,217	—
PMB Capital Trust III, junior subordinated debentures	SOFR + 2.00%	10/8/2034	10,310	—	10,310	—
Total			$276,527	$(2,248)	$277,527	$(2,621)
(1) The Senior Notes bear interest at a fixed rate of 5.25% per annum, payable semi-annually in arrears.
(2) The Subordinated Notes bear interest at an initial fixed rate of 4.375% per annum, payable semi-annually in arrears. From and including October 30, 2025 to, but excluding, the maturity date or the date of earlier redemption, the Subordinated Notes bear interest at a floating rate per annum equal to a benchmark rate, which is expected to be 3-Month Term SOFR, plus a spread of 419.5 basis points, payable quarterly in arrears.
During the three months ended September 30, 2023, there were no repurchases of senior notes. During the nine months ended September 30, 2023, we repurchased senior notes with an outstanding balance of $1.0 million at a discount and recognized an $80 thousand gain. There were no repurchases of senior notes during the three and nine months ended September 30, 2022.
At September 30, 2023, we were in compliance with all covenants under our long-term debt agreements.
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
Post-closing of the merger, we expect to manage liquidity in a similar fashion as our current management framework, but will adopt new liquidity management policies that address the fact that we will be a larger institution with new product lines, including deposits in business lines not existing for us today. In doing so, we will assess the new characteristics associated with the combined company when establishing oversight of key metrics, along with other critical “Liquidity,” “Funding,” and “Investment” tolerances.

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
At September 30, 2023, we had primary liquidity of $1.00 billion, including total cash and cash equivalents of $311.0 million and unpledged AFS securities of $717.7 million. Our cash increased $82.1 million from December 31, 2022 and $27.3 million from June 30, 2023 as we continued to reduce the excess liquidity that we deployed in the first quarter of 2023 as part of a conservative strategy to hold extra liquidity due to the operating environment during this period.
Secondary Sources of Liquidity: The Bank also generates cash through secured and unsecured secondary sources of funds. The Bank maintains pre-established secured lines of credit with the FHLB and the FRB as secondary sources of liquidity to provide funds for lending and investment activities and to enhance interest rate risk and liquidity risk management. At September 30, 2023, we had available unused secured borrowing capacities of $1.19 billion from the FHLB and $1.18 billion through the FRB Discount Window, BIC and BTFP programs.
The Bank has additional sources of secondary liquidity through pre-established unsecured federal funds lines with correspondent banks totaling $290.0 million, with no outstanding borrowings at September 30, 2023.
We mainly utilize FHLB and FRB borrowings and the unsecured federal funds lines as our secondary source of funds. From time to time, the Bank may also utilize alternate sources of funds, including unsecured overnight borrowings through AFX and other financial institutions. The availability of such unsecured borrowings fluctuates regularly and are subject to the counterparties discretion. Other borrowings from these alternate sources totaled $185.8 million and zero under these facilities at September 30, 2023 and December 31, 2022.
As of September 30, 2023, the Company had high levels of liquidity available with total cash and cash equivalents of $311.0 million, unpledged AFS securities of $717.7 million, and unused borrowing capacity of $2.67 billion, resulting in total primary and secondary liquidity available of $3.67 billion. This was 2.1 times total uninsured and uncollateralized deposits of $1.76 billion.
Banc of California, Inc.
Primary Sources of Liquidity: The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debt securities. Dividends from the Bank are largely dependent upon the Bank’s earnings and are subject to restrictions under certain regulations that limit its ability to transfer funds to the holding company. OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a well-capitalized bank may make capital distributions during any calendar year equal to up to 100 percent of year-to-date net income plus retained net income for the two preceding years without prior OCC approval. However, any dividend paid by the Bank would be limited by the need to maintain its well-capitalized status plus the capital buffer in order to avoid additional dividend restrictions (Refer to Capital - Dividend Restrictions below for additional information). Currently, the Bank does not have sufficient dividend-paying capacity to declare and pay such dividends to the holding company without obtaining prior approval from the OCC under the applicable regulations. During the three and nine months ended September 30, 2023, the Bank paid zero and $70.0 million of dividends to Banc of California, Inc. At September 30, 2023, Banc of California, Inc. had $44.1 million in cash, all of which was on deposit at the Bank.
Secondary Sources of Liquidity: In addition, the holding company has a $50.0 million revolving line of credit. There were no borrowings under this line of credit at September 30, 2023 and at December 31, 2022, and we were in compliance with all covenants.
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
During the three months ended September 30, 2023, there were no shares of common stock repurchased under the program. During the nine months ended September 30, 2023, there were 1,759,491 shares of common stock repurchased under the program at a weighted average price of $12.02. As of September 30, 2023, the Company had $13.9 million remaining under the current stock repurchase authorization.
Commitments and Contractual Obligations
The following table presents our commitments and contractual obligations as of September 30, 2023:

	Commitments and Contractual Obligations
($ in thousands)	Total Amount Committed	Within One Year	More Than One Year Through Three Years	More Than Three Years Through Five Years	Over Five Years
Commitments to extend credit	$230,094	$31,939	$104,325	$75,051	$18,779
Unused lines of credit	1,412,335	1,069,154	220,088	100,975	22,118
Standby letters of credit	10,559	9,663	896	—	—
Total commitments	$1,652,988	$1,110,756	$325,309	$176,026	$40,897
FHLB advances and FRB borrowings	$1,011,002	$200,002	$311,000	$500,000	$—
Other borrowings	185,802	185,802	—	—	—
Long-term debt	276,527	—	174,000	—	102,527
Operating and capital lease obligations	26,558	8,076	11,364	4,707	2,411
Certificates of deposit	1,585,654	1,516,269	68,312	1,073	—
Total contractual obligations	$3,085,543	$1,910,149	$564,676	$505,780	$104,938

At September 30, 2023, we had unfunded commitments of $15.4 million, $7.4 million, and $20.5 million for LIHTC investments, SBIC investments, and other investments. Unfunded commitments for LIHTC investments were included in accrued expenses and other liabilities on the consolidated balance sheet.
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
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Capital Requirements	Well-Capitalized Requirements (Bank)	Capital Conservation Buffer Requirements
September 30, 2023
Total risk-based capital	14.83%	16.37%	8.00%	10.00%	10.50%
Tier 1 risk-based capital	12.53%	15.41%	6.00%	8.00%	8.50%
Common equity tier 1 capital	12.53%	15.41%	4.50%	6.50%	7.00%
Tier 1 leverage	10.13%	12.46%	4.00%	5.00%	N/A
December 31, 2022
Total risk-based capital	14.18%	16.00%	8.00%	10.00%	10.50%
Tier 1 risk-based capital	11.78%	14.92%	6.00%	8.00%	8.50%
Common equity tier 1 capital	11.78%	14.92%	4.50%	6.50%	7.00%
Tier 1 leverage	9.70%	12.25%	4.00%	5.00%	N/A

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
Our principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Accordingly, any dividend granted by the Bank would be limited by the need to maintain its well capitalized status plus the capital buffer in order to avoid additional dividend restrictions. As described above, currently the Bank cannot pay dividends to us without OCC approval. During the three and nine months ended September 30, 2023, the Bank paid zero and $70.0 million in dividends to Banc of California, Inc.
During the three and nine months ended September 30, 2023, we declared and paid dividends on our common stock of $0.10 and $0.30 per share totaling $5.7 million and $17.2 million.
Post-closing of the merger, the surviving bank, as a California state-chartered bank and member of the Federal Reserve System, will be subject to applicable California and federal law and regulations, including any approval requirements with respect to dividends paid by the surviving bank.
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
The balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our net interest income, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, the balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our net interest income, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets.
At September 30, 2023, our interest rate risk profile is “asset sensitive”, as compared to a “neutral” interest rate risk profile position as of June 30, 2023 and December 31, 2022 mainly due to the impact of the interest rate swaptions executed in connection with the proposed merger (see below). Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.

The following table presents the projected change in the Company’s economic value of equity at September 30, 2023 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
($ in thousands)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
September 30, 2023
+200 bps	$1,601,095	$133,411	9.1%	$354,573	$64,200	22.1%
+100 bps	1,536,345	68,661	4.7%	324,957	34,584	11.9%
0 bps	1,467,684			290,373
-100 bps	1,452,453	(15,231)	(1.0)%	285,561	(4,812)	(1.7)%
-200 bps	1,418,189	(49,495)	(3.4)%	279,109	(11,264)	(3.9)%
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
Use of Derivatives to Manage Interest Rate Risk Related to the Proposed Merger with PacWest
Concurrently with the announcement of the proposed bank merger, we entered into an aggregate $3.1 billion of interest rate swaptions, where, if executed, we would pay a fixed rate and receive a floating rate based on 2-year, 7-year and 10-year SOFR. We entered into these swaptions to protect against rising interest rate risk associated with various assets on our balance sheet in anticipation of the sale of such assets in connection with the proposed merger with PacWest. These swaptions were included in our simulation model to project change in the Company’s economic value of equity at September 30, 2023 and net interest income over the next twelve months and provide a material benefit on the economic value of equity and net interest income in the upward shock rate scenarios until their expiration on November 28, 2023.
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of September 30, 2023 was carried out under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A - RISK FACTORS
There have been no material changes to the risk factors that appeared under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
Common Stock:
From July 1, 2023 to July 31, 2023	2,391	$11.82	—	$13,852,812
From August 1, 2023 to August 31, 2023	4,233	$13.63	—	$13,852,812
From September 1, 2023 to September 30, 2023	—	$—	—	$13,852,812
Total	6,624	$12.98	—
During the three and nine months ended September 30, 2023, purchases of shares of common stock related to shares purchased under our stock repurchase program and shares surrendered by employees in order to pay employee tax liabilities associated with vested awards under our employee stock benefit plans.
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

10.2
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
101.0
The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 9, 2023	/s/ Jared Wolff
Jared Wolff
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2023	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2023	/s/ Raymond Rindone
Raymond Rindone
Executive Vice President, Chief Accounting Officer and Deputy Chief Financial Officer (Principal Accounting Officer)