Form 10-Q
period 2024-03-31
BANC OF CALIFORNIA, INC.
filed 2024-05-10
CIK 1169770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File No. 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No   ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑      No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☑	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer
☐	Smaller reporting company	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑

As of May 2, 2024, there were 157,745,771 shares of the registrant's voting common stock outstanding, excluding 637,617 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
MARCH 31, 2024 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	HFS	Held for Sale
AFS	Available-for-Sale	HLBV	Hypothetical Liquidation at Book Value
AFX	American Financial Exchange	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	ICS	IntraFi Cash Service
ALM	Asset Liability Management	IRR	Interest Rate Risk
ASC	Accounting Standards Codification	LIBOR	London Inter-bank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
BAM	BofCal Asset Management Inc.	LOCOM	Lower of Cost or Market
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	MVE	Market Value of Equity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NVCE	Non-Voting Common Stock Equivalents
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PCD	Purchased Credit Deteriorated
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
COVID-19	Coronavirus Disease	ROU	Right-of-use
CRA	Community Reinvestment Act	RSUs	Restricted Stock Units
CRE	Commercial Real Estate	S&P	Standard & Poor's
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FHLB	Federal Home Loan Bank of San Francisco	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FRB	Board of Governors of the Federal Reserve System	TRSAs	Time-Based Restricted Stock Awards
FRBSF	Federal Reserve Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$199,922	$202,427
Interest-earning deposits in financial institutions	2,885,306	5,175,149
Total cash, cash equivalents, and restricted cash	3,085,228	5,377,576
Securities available-for-sale, at fair value, net of allowance for credit losses
(amortized cost of $2,657,281 and $2,699,255, respectively)	2,286,682	2,346,864
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,153,349 and $2,168,316, respectively)	2,291,984	2,287,291
FRB and FHLB stock, at cost	129,314	126,346
Total investment securities	4,707,980	4,760,501
Loans held for sale	80,752	122,757
Loans and leases held for investment	25,517,028	25,534,730
Deferred fees, net	(44,006)	(45,043)
Allowance for loan and lease losses	(291,503)	(281,687)
Total loans and leases held for investment, net	25,181,519	25,208,000
Equipment leased to others under operating leases	339,925	344,325
Premises and equipment, net	144,912	146,798
Bank owned life insurance	341,806	339,643
Goodwill	198,627	198,627
Intangible assets, net	157,226	165,477
Deferred tax asset, net	741,158	739,111
Other assets	1,094,383	1,131,249
Total assets	$36,073,516	$38,534,064
LIABILITIES:
Noninterest-bearing deposits	$7,833,608	$7,774,254
Interest-bearing deposits	21,058,799	22,627,515
Total deposits	28,892,407	30,401,769
Borrowings (including $123,824 and $123,116 at fair value, respectively)	2,139,498	2,911,322
Subordinated debt	937,717	936,599
Accrued interest payable and other liabilities	709,744	893,609
Total liabilities	32,679,366	35,143,299
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 158,390,708 shares issued and 157,608,893 outstanding at
March 31, 2024; 157,651,752 shares issued and 156,790,349 outstanding at December 31, 2023)	1,583	1,577
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at March 31, 2024
and 477,321 shares issued at December 31, 2023)	5	5
Non-voting common stock equivalents ($0.01 par value, 10,145,600 shares issued at
March 31, 2024 and 10,829,990 shares issued at December 31, 2023)	101	108
Additional paid-in capital	3,827,777	3,840,974
Retained deficit	(497,396)	(518,301)
Accumulated other comprehensive loss, net	(436,436)	(432,114)
Total stockholders' equity	3,394,150	3,390,765
Total liabilities and stockholders' equity	$36,073,516	$38,534,064
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$385,465	$346,308	$430,685
Investment securities	34,303	41,280	44,237
Deposits in financial institutions	58,936	79,652	42,866
Total interest income	478,704	467,240	517,788
Interest expense:
Deposits	194,807	207,760	155,892
Borrowings	38,124	92,474	69,122
Subordinated debt	16,671	15,955	13,502
Total interest expense	249,602	316,189	238,516
Net interest income	229,102	151,051	279,272
Provision for credit losses	10,000	47,000	3,000
Net interest income after provision for credit losses	219,102	104,051	276,272
Noninterest income:
Leased equipment income	11,716	12,369	13,857
Other commissions and fees	8,142	8,860	10,344
Service charges on deposit accounts	4,705	4,562	3,573
(Loss) gain on sale of loans and leases	(448)	(3,526)	2,962
Loss on sale of securities	—	(442,413)	—
Dividends and gains on equity investments	3,068	8,138	1,098
Warrant income (loss)	178	(173)	(333)
LOCOM HFS adjustment	330	3,175	—
Other income	6,125	8,606	4,890
Total noninterest income (loss)	33,816	(400,402)	36,391
Noninterest expense:
Compensation	92,236	89,354	88,476
Insurance and assessments	20,461	60,016	11,717
Customer related expense	30,919	45,826	24,005
Occupancy	17,968	15,925	15,067
Information technology and data processing	15,418	13,099	12,979
Leased equipment depreciation	7,520	7,447	9,375
Other professional services	5,075	2,980	6,073
Loan expense	4,491	4,446	6,524
Intangible asset amortization	8,404	4,230	2,411
Acquisition, integration and reorganization costs	—	111,800	8,514
Goodwill impairment	—	—	1,376,736
Other expense	8,026	8,515	11,126
Total noninterest expense	210,518	363,638	1,573,003
Earnings (loss) before income taxes	42,400	(659,989)	(1,260,340)
Income tax expense (benefit)	11,548	(177,034)	(64,916)
Net earnings (loss)	30,852	(482,955)	(1,195,424)
Preferred stock dividends	9,947	9,947	9,947
Net earnings (loss) available to common and equivalent stockholders	$20,905	$(492,902)	$(1,205,371)

Earnings (loss) per share:
Basic	$0.12	$(4.55)	$(15.56)
Diluted	$0.12	$(4.55)	$(15.56)
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(Unaudited)
	(In thousands)
Net earnings (loss)	$30,852	$(482,955)	$(1,195,424)
Other comprehensive income (loss), net of tax:
Unrealized net holding (losses) gains on securities available-for-sale arising during the period	(18,208)	161,900	67,971
Income tax benefit (expense) related to unrealized net holding gains (losses) arising during the period	5,167	(44,206)	(18,828)
Unrealized net holding (losses) gains on securities available-for-sale, net of tax	(13,041)	117,694	49,143
Reclassification adjustment for net losses included in net earnings (1)	—	442,413	—
Income tax benefit related to reclassification adjustment	—	(120,797)	—
Reclassification adjustment for net losses included in net earnings, net of tax	—	321,616	—
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	8,110	8,136	7,884
Income tax expense related to amortization of unrealized net loss on
securities transferred from available-for-sale to held-to-maturity	(2,302)	(2,254)	(2,184)
Amortization of unrealized net loss on securities transferred from
available-for-sale to held-to-maturity, net of tax	5,808	5,882	5,700
Change in fair value of credit-linked notes	(1,251)	687	—
Income tax benefit (expense) related to change in fair value of credit-linked notes	355	(254)	—
Change in fair value of credit-linked notes, net of tax	(896)	433	—
Unrealized gain (loss) on cash flow hedges arising during the period	5,425	(5,714)	—
Income tax (expense) benefit related to unrealized gain (loss) on
cash flow hedges arising during the period	(1,618)	1,657	—
Unrealized gain (loss) on cash flow hedges, net of tax	3,807	(4,057)	—
Other comprehensive (loss) income, net of tax	(4,322)	441,568	54,843
Comprehensive income (loss)	$26,530	$(41,387)	$(1,140,581)
___________________________________
(1)    Entire amounts are recognized in "Loss on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2024
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2023	$498,516	$1,577	$5	$108	$3,840,974	$(518,301)	$(432,114)	$3,390,765
Net earnings	—	—	—	—	—	30,852	—	30,852
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(4,322)	(4,322)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	6	—	(7)	4,657	—	—	4,656
Restricted stock surrendered	—	—	—	—	(1,238)	—	—	(1,238)
Shares repurchased under the
Dividend Reinvestment Plan	—	—	—	—	70	—	—	70
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,686)	—	—	(16,686)
Balance, March 31, 2024	$498,516	$1,583	$5	$101	$3,827,777	$(497,396)	$(436,436)	$3,394,150

	Three Months Ended March 31, 2024
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2023	513,250	157,651,752	477,321	10,829,990
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	67,209	—	—
Restricted stock surrendered	—	(17,364)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,721	—	—
Conversion of non-voting common stock equivalents
to voting common stock	—	684,390	—	(684,390)
Number of shares, March 31, 2024	513,250	158,390,708	477,321	10,145,600
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2023
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Earnings	Loss	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2022	$498,516	$1,230	$—	$—	$2,821,064	$1,420,624	$(790,903)	$3,950,531
Net loss	—					(1,195,424)	—	(1,195,424)
Other comprehensive income,
net of tax	—	—	—	—	—	—	54,843	54,843
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	2	—	—	4,981		—	4,983
Restricted stock surrendered	—	—	—	—	(4,053)	—	—	(4,053)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.25/share	—		—	—	(29,456)		—	(29,456)
Balance, March 31, 2023	$498,516	$1,232	$—	$—	$2,792,536	$215,253	$(736,060)	$2,771,477

	Three Months Ended March 31, 2023
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2022	513,250	78,973,869	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	110,661	—	—
Restricted stock surrendered	—	(96,106)	—	—
Number of shares, March 31, 2023	513,250	78,988,424	—	—

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$30,852	$(1,195,424)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Goodwill impairment	—	1,376,736
Depreciation and amortization	13,875	13,939
Amortization of net premiums on investment securities	6,138	9,526
Decrease in deferred loan fees and discounts, net	(24,087)	(16,013)
Amortization of intangible assets	8,404	2,411
Amortization of operating lease ROU assets	8,204	6,655
Provision for credit losses	10,000	3,000
Gain on sale of foreclosed assets	(321)	(196)
Provision for losses on foreclosed assets	297	527
Loss (gain) on sale of loans and leases	448	(2,962)
Gain on sale of premises and equipment	(1)	(7)
Gain on BOLI death benefit	—	(350)
Unrealized loss (gain) on derivatives, foreign currencies, and credit-linked notes, net	513	(1,781)
LOCOM HFS adjustment	(330)	—
Earned stock compensation	4,656	4,983
Decrease (increase) in other assets	31,579	(129,223)
Decrease in accrued interest payable and other liabilities	(178,623)	(108,825)
Net cash used in operating activities	(88,396)	(37,004)

Cash flows from investing activities:
Net increase in loans and leases	(202,957)	(77,243)
Proceeds from sales of loans and leases	273,241	290,228
Proceeds from maturities and paydowns of securities available-for-sale	44,517	56,956
Purchases of securities available-for-sale	(5,558)	(550)
Proceeds from maturities and paydowns of securities held-to-maturity	294	288
Purchases of FHLB and FRB stock	(2,968)	(194,041)
Redemptions of FHLB and FRB stock	—	81,181
Proceeds from sales of foreclosed assets	5,893	5,124
Purchases of premises and equipment, net	(1,942)	(9,236)
Proceeds from sales of premises and equipment	2	13
Proceeds from BOLI death benefit	—	1,844
Net increase in equipment leased to others under operating leases	(3,120)	(5,097)
Net cash provided by investing activities	107,402	149,467

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	59,354	(4,181,598)
Net decrease in interest-bearing deposits	(1,568,716)	(1,567,175)
Repayments of borrowings	(1,074,191)	(251,657)
Proceeds from borrowings	300,000	10,371,337
Shares purchased under the Dividend Reinvestment Plan	70	—
Restricted stock surrendered	(1,238)	(4,053)
Preferred stock dividends paid	(9,947)	(9,947)
Common stock dividends paid	(16,686)	(29,456)
Net cash (used in) provided by financing activities	(2,311,354)	4,327,451

Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,292,348)	4,439,914
Cash, cash equivalents, and restricted cash, beginning of period	5,377,576	2,240,222
Cash, cash equivalents, and restricted cash, end of period	$3,085,228	$6,680,136
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$360,934	$209,340
Cash (received) paid for income taxes	(7,193)	786
Loans transferred to foreclosed assets	10,964	2,568
Transfers from loans held for investment to loans held for sale	7,466	2,796,365
Transfers to loans held for investment from loans held for sale	1,179	—
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and member of the FRB. When we refer to the “parent” or the “holding company", we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company”, we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. As a bank holding company, Banc of California, Inc. is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the FRB. As a California state-chartered bank and a member of the FRB, the Bank is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the DFPI and the FRB. The Bank is also a member of the FHLB system, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.
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
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission ("Form 10-K").
Accounting Standards Adopted in 2024
Effective January 1, 2024, the Company adopted ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." This standard clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The Company does not take into account contractual sale restrictions in determining the fair value of its equity securities, therefore, the adoption of this amendment did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2024, the Company adopted ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)." This standard expands the proportional amortization method to account for investments in all tax credit structures. That accounting method was previously allowed only for low-income housing tax credit ("LIHTC") investments, but now is available, by election, to all community development tax credit investment reporting that meets five conditions. Under the new guidance, reporting entities can make accounting policy elections on a tax-credit-program-by-tax-credit-program basis, rather than for individual investments or at the reporting entity level. The Company adopted this update on a prospective basis and determined that the adoption of this amendment did not have a material impact on the Company's consolidated financial statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On November 30, 2023, PacWest Bancorp merged with and into Banc of California, Inc. (the “Merger”), with Banc of California, Inc. continuing as the surviving legal corporation and Banc of California, Inc. concurrently closed a $400 million equity capital raise. The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, PacWest Bancorp was deemed the acquirer for financial reporting purposes, even though Banc of California, Inc. was the legal acquirer. The Merger was an all-stock transaction and has been accounted for as a business combination. Banc of California Inc.'s financial results for all periods ended prior to November 30, 2023 reflect PacWest Bancorp results only on a standalone basis. In addition, Banc of California Inc.'s reported financial results for the year ended December 31, 2023 reflect PacWest Bancorp financial results only on a standalone basis until the closing of the Merger on November 30, 2023, and results of the combined company for the month of December 2023. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Banc of California, Inc. have been retrospectively restated to reflect the equivalent number of shares issued in the Merger as the Merger was accounted for as a reverse merger. Under the reverse merger method of accounting, the assets and liabilities of legacy Banc of California, Inc. as of November 30, 2023 were recorded at their respective fair values. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation format.
NOTE 2. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the period ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, we pledged cash collateral for our derivative contracts of $2.9 million and $3.3 million. In connection with the issuance of the credit-linked notes on September 29, 2022, legacy Pacific Western Bank established a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $124.3 million at March 31, 2024 and $125.2 million at December 31, 2023. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. As of March 31, 2024 and December 31, 2023, the balance of such restricted cash totaled $57.3 million and $56.6 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	March 31, 2024
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,364,245	$—	$1,364,245	$—	$(226,776)	$1,137,469
Agency commercial MBS	260,116	—	260,116	—	(16,729)	243,387
Agency residential CMOs	317,605	—	317,605	—	(36,036)	281,569
Municipal securities	34,645	—	34,645	—	(1,386)	33,259
Corporate debt securities	327,447	(199)	327,248	1,592	(51,642)	277,198
Private label residential CMOs	190,508	—	190,508	—	(37,096)	153,412
Collateralized loan obligations	109,167	—	109,167	—	(89)	109,078
Private label commercial MBS	20,725	—	20,725	—	(1,234)	19,491
Asset-backed securities	18,906	—	18,906	2	—	18,908
SBA securities	13,917	—	13,917	—	(1,006)	12,911
Total	$2,657,281	$(199)	$2,657,082	$1,594	$(371,994)	$2,286,682

	December 31, 2023
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,388,801	$—	$1,388,801	$—	$(201,192)	$1,187,609
U.S. Treasury securities	4,965	—	4,965	3	—	4,968
Agency commercial MBS	268,639	—	268,639	—	(15,333)	253,306
Agency residential CMOs	320,984	—	320,984	—	(36,650)	284,334
Municipal securities	29,192	—	29,192	—	(1,109)	28,083
Corporate debt securities	327,426	(199)	327,227	259	(60,254)	267,232
Private label residential CMOs	193,071	—	193,071	—	(34,659)	158,412
Collateralized loan obligations	109,168	—	109,168	—	(752)	108,416
Private label commercial MBS	22,126	—	22,126	—	(1,313)	20,813
Asset-backed securities	20,241	—	20,241	—	(289)	19,952
SBA securities	14,642	—	14,642	—	(903)	13,739
Total	$2,699,255	$(199)	$2,699,056	$262	$(352,454)	$2,346,864
As of March 31, 2024, the Company had recorded an allowance for credit losses on securities available-for-sale of $199,000. We do not currently intend to sell any of the securities in an unrealized loss position and further believe it is more likely than not that we will not be required to sell these securities before their anticipated recovery.
As of March 31, 2024, securities available-for-sale with a fair value of $771.1 million were pledged as collateral solely for the Bank Term Funding Program borrowings.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized Gains and Losses on Securities Available-for-Sale
The were no investment securities sales for the three months ended March 31, 2024 and 2023.
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$1,137,469	$(226,776)	$1,137,469	$(226,776)
Agency commercial MBS	—	—	243,387	(16,729)	243,387	(16,729)
Agency residential CMOs	—	—	281,569	(36,036)	281,569	(36,036)
Municipal securities	—	—	33,259	(1,386)	33,259	(1,386)
Corporate debt securities	—	—	274,022	(51,642)	274,022	(51,642)
Private label residential CMOs	—	—	153,412	(37,096)	153,412	(37,096)
Collateralized loan obligations	—	—	17,811	(89)	17,811	(89)
Private label commercial MBS	—	—	19,491	(1,234)	19,491	(1,234)
SBA securities	—	—	12,911	(1,006)	12,911	(1,006)
Total	$—	$—	$2,173,331	$(371,994)	$2,173,331	$(371,994)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$1,187,609	$(201,192)	$1,187,609	$(201,192)
Agency commercial MBS	—	—	253,306	(15,333)	253,306	(15,333)
Agency residential CMOs	—	—	265,431	(36,650)	265,431	(36,650)
Municipal securities	—	—	284,334	(1,109)	284,334	(1,109)
Corporate debt securities	—	—	19,952	(60,254)	19,952	(60,254)
Private label residential CMOs	—	—	158,412	(34,659)	158,412	(34,659)
Collateralized loan obligations	—	—	66,886	(752)	66,886	(752)
Private label commercial MBS	—	—	28,083	(1,313)	28,083	(1,313)
Asset-backed securities	—	—	20,813	(289)	20,813	(289)
SBA securities	—	—	13,739	(903)	13,739	(903)
Total	$—	$—	$2,298,565	$(352,454)	$2,298,565	$(352,454)
The securities that were in an unrealized loss position at March 31, 2024, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive loss, net" of "Stockholders' equity" on the condensed consolidated balance sheets. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our securities available-for-sale portfolio based on amortized cost and fair value as of the date indicated:

	March 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$1,364,245	$1,364,245
Agency commercial MBS	—	168,889	73,834	17,393	260,116
Agency residential CMOs	—	36,144	15,122	266,339	317,605
Municipal securities	—	16,878	17,767	—	34,645
Corporate debt securities	—	5,000	322,447	—	327,447
Private label residential CMOs	—	—	—	190,508	190,508
Collateralized loan obligations	—	—	109,167	—	109,167
Private label commercial MBS	—	—	1,250	19,475	20,725
Asset-backed securities	—	—	—	18,906	18,906
SBA securities	—	2,431	—	11,486	13,917
Total	$—	$229,342	$539,587	$1,888,352	$2,657,281

	March 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$1,137,469	$1,137,469
Agency commercial MBS	—	159,271	67,780	16,336	243,387
Agency residential CMOs	—	33,651	14,020	233,898	281,569
Municipal securities	—	16,411	16,848	—	33,259
Corporate debt securities	—	4,825	272,373	—	277,198
Private label residential CMOs	—	—	—	153,412	153,412
Collateralized loan obligations	—	—	109,078	—	109,078
Private label commercial MBS	—	—	1,206	18,285	19,491
Asset-backed securities	—	—	—	18,908	18,908
SBA securities	—	2,312	—	10,599	12,911
Total	$—	$216,470	$481,305	$1,588,907	$2,286,682
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	March 31, 2024
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,248,355	$(140)	$1,248,215	$676	$(42,079)	$1,206,812
Agency commercial MBS	435,467	—	435,467	—	(34,619)	400,848
Private label commercial MBS	351,688	—	351,688	—	(28,499)	323,189
U.S. Treasury securities	187,759	—	187,759	—	(15,421)	172,338
Corporate debt securities	70,215	(1,360)	68,855	—	(18,693)	50,162
Total (1)	$2,293,484	$(1,500)	$2,291,984	$676	$(139,311)	$2,153,349
__________________________
(1)    Excludes accrued interest receivable of $11.3 million at March 31, 2024 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at December 31, 2023 which is recorded in "Other assets" on the condensed consolidated balance sheets.
As of March 31, 2024, securities held-to-maturity with an amortized cost of $2.2 billion and a fair value of $2.1 billion were pledged as collateral primarily for the FRB secured line of credit, Bank Term Funding Program borrowings, and public deposits.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses on Securities Held-to-Maturity
The following table presents the changes by major security type in our allowance for credit losses on securities held-to-maturity for the periods indicated:

	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Three Months Ended March 31, 2024
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Three Months Ended March 31, 2023
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as held-to-maturity. Credit losses on HTM securities are representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in other assets on the condensed consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the allowance for credit losses based primarily on credit ratings.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its held-to-maturity securities. The following table presents our securities held-to-maturity portfolio at amortized cost by the lowest available credit rating as of the dates indicated:

	March 31, 2024
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$564,266	$399,503	$166,758	$86,334	$12,001	$1,783	$—	$—	$17,710	$1,248,355
Agency commercial
MBS	—	435,467	—	—	—	—	—	—	—	435,467
Private label
commercial MBS	351,688	—	—	—	—	—	—	—	—	351,688
U.S. Treasury
securities	—	187,759	—	—	—	—	—	—	—	187,759
Corporate debt
securities	—	—	—	—	—	—	—	44,405	25,810	70,215
Total	$915,954	$1,022,729	$166,758	$86,334	$12,001	$1,783	$—	$44,405	$43,520	$2,293,484

	December 31, 2023
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$564,127	$397,542	$167,905	$86,243	$12,007	$1,787	$—	$—	$17,699	$1,247,310
Agency commercial
MBS	—	433,827	—	—	—	—	—	—	—	433,827
Private label
commercial MBS	350,493	—	—	—	—	—	—	—	—	350,493
U.S. Treasury
securities	—	187,033	—	—	—	—	—	—	—	187,033
Corporate debt
securities	—	—	—	—	—	—	—	44,371	25,757	70,128
Total	$914,620	$1,018,402	$167,905	$86,243	$12,007	$1,787	$—	$44,371	$43,456	$2,288,791

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and fair value as of the date indicated:

	March 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$17,710	$394,075	$836,570	$1,248,355
Agency commercial MBS	—	—	435,467	—	435,467
Private label commercial MBS	—	—	36,515	315,173	351,688
U.S. Treasury securities	—	—	187,759	—	187,759
Corporate debt securities	—	—	10,181	60,034	70,215
Total	$—	$17,710	$1,063,997	$1,211,777	$2,293,484

	March 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$17,550	$376,643	$812,619	$1,206,812
Agency commercial MBS	—	—	400,848	—	400,848
Private label commercial MBS	—	—	34,328	288,861	323,189
U.S. Treasury securities	—	—	172,338	—	172,338
Corporate debt securities	—	—	9,350	40,812	50,162
Total	$—	$17,550	$993,507	$1,142,292	$2,153,349
Commercial MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Taxable interest	$27,601	$38,692
Non-taxable interest	4,720	4,903
Dividend income	1,982	642
Total interest income on investment securities	$34,303	$44,237

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  LOANS AND LEASES
Our loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired and purchased loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or included in the carrying amount of loans that are sold.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(In thousands)
Real estate mortgage	$16,217,186	$16,378,537
Real estate construction and land (1)	3,266,639	3,183,357
Commercial	5,831,666	5,780,346
Consumer	440,470	454,474
Total gross loans and leases held for investment	25,755,961	25,796,714
Unearned discounts, net (2)	(238,933)	(261,984)
Deferred fees, net	(44,006)	(45,043)
Total loans and leases held for investment, net of unearned discounts and deferred fees	25,473,022	25,489,687
Allowance for loan and lease losses	(291,503)	(281,687)
Total loans and leases held for investment, net (3)	$25,181,519	$25,208,000
____________________
(1)    Includes land and acquisition and development loans of $235.7 million and $228.9 million at March 31, 2024 and December 31, 2023.
(2)    Represents net acquisition discounts of $308.9 million and purchase premiums of $70.0 million at March 31, 2024, and net acquisition discounts of $334.2 million and purchase premiums of $72.2 million at December 31, 2023.
(3)    Excludes accrued interest receivable of $109.3 million and $111.3 million at March 31, 2024 and December 31, 2023, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$69,213	$6,828	$76,041	$4,820,503	$4,896,544
Multi-family	9,046	—	9,046	6,112,426	6,121,472
Other residential	75,158	39,396	114,554	4,834,829	4,949,383
Total real estate mortgage	153,417	46,224	199,641	15,767,758	15,967,399
Real estate construction and land:
Commercial	—	—	—	775,021	775,021
Residential	4,606	—	4,606	2,465,727	2,470,333
Total real estate construction and land	4,606	—	4,606	3,240,748	3,245,354
Commercial:
Asset-based	11,701	2,325	14,026	2,046,990	2,061,016
Venture capital	—	—	—	1,513,641	1,513,641
Other commercial	5,887	8,440	14,327	2,231,583	2,245,910
Total commercial	17,588	10,765	28,353	5,792,214	5,820,567
Consumer	2,810	584	3,394	436,308	439,702
Total	$178,421	$57,573	$235,994	$25,237,028	$25,473,022

	December 31, 2023
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$12,618	$15,168	$27,786	$4,998,711	$5,026,497
Multi-family	2,302	1,020	3,322	6,021,857	6,025,179
Other residential	93,042	4,341	97,383	4,962,926	5,060,309
Total real estate mortgage	107,962	20,529	128,491	15,983,494	16,111,985
Real estate construction and land:
Commercial	—	—	—	759,585	759,585
Residential	—	—	—	2,399,684	2,399,684
Total real estate construction and land	—	—	—	3,159,269	3,159,269
Commercial:
Asset-based	608	2,689	3,297	2,185,788	2,189,085
Venture capital	—	—	—	1,446,362	1,446,362
Other commercial	1,276	6,993	8,269	2,121,591	2,129,860
Total commercial	1,884	9,682	11,566	5,753,741	5,765,307
Consumer	3,461	670	4,131	448,995	453,126
Total	$113,307	$30,881	$144,188	$25,345,499	$25,489,687

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

It is our policy to discontinue accruing interest when principal or interest payments are past due 90 days or more (unless the loan is both well secured and in the process of collection) or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. Interest income on nonaccrual loans is recognized only to the extent cash is received and the principal balance of the loan is deemed collectable.
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	March 31, 2024			December 31, 2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$66,527	$4,830,017	$4,896,544	$15,669	$5,010,828	$5,026,497
Multi-family	953	6,120,519	6,121,472	1,020	6,024,159	6,025,179
Other residential	61,754	4,887,629	4,949,383	31,041	5,029,268	5,060,309
Total real estate mortgage	129,234	15,838,165	15,967,399	47,730	16,064,255	16,111,985
Real estate construction and land:
Commercial	—	775,021	775,021	—	759,585	759,585
Residential	—	2,470,333	2,470,333	—	2,399,684	2,399,684
Total real estate construction and land	—	3,245,354	3,245,354	—	3,159,269	3,159,269
Commercial:
Asset-based	2,325	2,058,691	2,061,016	2,689	2,186,396	2,189,085
Venture capital	—	1,513,641	1,513,641	325	1,446,037	1,446,362
Other commercial	13,390	2,232,520	2,245,910	10,972	2,118,888	2,129,860
Total commercial	15,715	5,804,852	5,820,567	13,986	5,751,321	5,765,307
Consumer	836	438,866	439,702	811	452,315	453,126
Total	$145,785	$25,327,237	$25,473,022	$62,527	$25,427,160	$25,489,687
At March 31, 2024, nonaccrual loans and leases included $57.6 million of loans and leases 90 or more days past due, $59.6 million of loans and leases 30 to 89 days past due, and $28.6 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2023, nonaccrual loans and leases included $19.1 million of loans and leases 90 or more days past due, $11.4 million of loans and leases 30 to 89 days past due, and $32.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2024, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $46.3 million and represented 32% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$174,525	$196,450	$4,525,569	$4,896,544
Multi-family	74,646	94,218	5,952,608	6,121,472
Other residential	66,410	31,599	4,851,374	4,949,383
Total real estate mortgage	315,581	322,267	15,329,551	15,967,399
Real estate construction and land:
Commercial	—	—	775,021	775,021
Residential	—	3,005	2,467,328	2,470,333
Total real estate construction and land	—	3,005	3,242,349	3,245,354
Commercial:
Asset-based	8,495	11,316	2,041,205	2,061,016
Venture capital	10,453	198,311	1,304,877	1,513,641
Other commercial	31,222	15,080	2,199,608	2,245,910
Total commercial	50,170	224,707	5,545,690	5,820,567
Consumer	978	6,530	432,194	439,702
Total	$366,729	$556,509	$24,549,784	$25,473,022

	December 31, 2023
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$75,739	$219,687	$4,731,071	$5,026,497
Multi-family	74,954	108,356	5,841,869	6,025,179
Other residential	38,155	54,197	4,967,957	5,060,309
Total real estate mortgage	188,848	382,240	15,540,897	16,111,985
Real estate construction and land:
Commercial	—	—	759,585	759,585
Residential	—	2,757	2,396,927	2,399,684
Total real estate construction and land	—	2,757	3,156,512	3,159,269
Commercial:
Asset-based	4,561	12,506	2,172,018	2,189,085
Venture capital	7,805	98,633	1,339,924	1,446,362
Other commercial	26,044	9,984	2,093,832	2,129,860
Total commercial	38,410	121,123	5,605,774	5,765,307
Consumer	1,159	7,192	444,775	453,126
Total	$228,417	$513,312	$24,747,958	$25,489,687

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months		Three Months
		Ended		Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2024	2023	2023
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$32,106	$—	$60	$—
Multi-family	—	—	—	—
Other residential	389	—	364	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	—	—
Commercial:
Asset-based	701	—	—	—
Venture capital	—	—	—	—
Other commercial	816	—	927	—
Consumer	832	—	525	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$34,421	$5	$32,936	$3
Multi-family	953	—	—	—
Other residential	61,365	—	49,696	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	—	—
Commercial:
Asset-based	1,624	—	420	—
Venture capital	—	—	—	—
Other commercial	12,574	—	2,196	1
Consumer	4	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$129,234	$5	$83,056	$3
Real estate construction and land	—	—	—	—
Commercial	15,715	—	3,543	1
Consumer	836	—	525	—
Total	$145,785	$5	$87,124	$4

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-3 High pass	$—	$—	$26,137	$15,151	$13,787	$88,693	$1	$—	$143,769
4-6 Pass	2,941	169,935	918,384	759,995	508,887	1,924,197	62,325	35,136	4,381,800
7 Special mention	—	—	14,054	80,551	3,579	98,266	—	—	196,450
8-9 Classified	—	730	5,019	27,734	24,675	115,263	1,104	—	174,525
Total	$2,941	$170,665	$963,594	$883,431	$550,928	$2,226,419	$63,430	$35,136	$4,896,544
Current YTD period:
Gross charge-offs	$—	$—	$—	$28	$—	$9	$—	$—	$37

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-3 High pass	$—	$—	$45,501	$158,588	$67,642	$174,599	$—	$—	$446,330
4-6 Pass	18,571	88,432	2,226,235	1,196,320	578,112	1,339,150	11,478	47,980	5,506,278
7 Special mention	—	—	—	8,063	15,465	70,690	—	—	94,218
8-9 Classified	—	—	—	17,284	8,552	48,810	—	—	74,646
Total	$18,571	$88,432	$2,271,736	$1,380,255	$669,771	$1,633,249	$11,478	$47,980	$6,121,472
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-3 High pass	$—	$—	$—	$—	$—	$—	$6,693	$—	$6,693
4-6 Pass	1,795	184,141	1,764,313	2,757,120	64,163	19,743	53,324	82	4,844,681
7 Special mention	—	—	27,992	3,323	—	284	—	—	31,599
8-9 Classified	—	5,027	36,971	21,551	939	1,742	147	33	66,410
Total	$1,795	$189,168	$1,829,276	$2,781,994	$65,102	$21,769	$60,164	$115	$4,949,383
Current YTD period:
Gross charge-offs	$—	$851	$1,028	$540	$21	$—	$—	$—	$2,440
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-3 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
4-6 Pass	5,783	26,160	417,605	221,095	71,133	11,351	21,894	—	775,021
7 Special mention	—	—	—	—	—	—	—	—	—
8-9 Classified	—	—	—	—	—	—	—	—	—
Total	$5,783	$26,160	$417,605	$221,095	$71,133	$11,351	$21,894	$—	$775,021
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-3 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
4-6 Pass	10,774	87,735	1,315,850	645,125	255,161	26,908	125,775	—	2,467,328
7 Special mention	—	—	—	3,005	—	—	—	—	3,005
8-9 Classified	—	—	—	—	—	—	—	—	—
Total	$10,774	$87,735	$1,315,850	$648,130	$255,161	$26,908	$125,775	$—	$2,470,333
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-3 High pass	$16,929	$38,274	$230,364	$213,767	$32,957	$316,425	$85,599	$—	$934,315
4-6 Pass	(9)	111,264	215,198	125,887	16,485	32,016	606,049	—	1,106,890
7 Special mention	—	—	75	3	—	1	11,237	—	11,316
8-9 Classified	—	—	—	—	701	—	7,794	—	8,495
Total	$16,920	$149,538	$445,637	$339,657	$50,143	$348,442	$710,679	$—	$2,061,016
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-3 High pass	$(85)	$(98)	$(5)	$—	$1,998	$(2)	$148,410	$1,407	$151,625
4-6 Pass	24,976	71,914	102,487	106,549	5,821	6,774	749,806	84,925	1,153,252
7 Special mention	—	61,994	28,850	31,934	—	19,987	50,551	4,995	198,311
8-9 Classified	—	2,967	—	7,486	—	—	—	—	10,453
Total	$24,891	$136,777	$131,332	$145,969	$7,819	$26,759	$948,767	$91,327	$1,513,641
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$141	$—	$141
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-3 High pass	$505	$785	$4,273	$4,855	$105	$1,221	$61,631	$—	$73,375
4-6 Pass	44,466	81,764	175,174	278,317	49,333	180,267	1,314,086	2,826	2,126,233
7 Special mention	—	—	—	457	—	6,560	7,999	64	15,080
8-9 Classified	—	—	2,281	3,556	2,061	18,277	3,991	1,056	31,222
Total	$44,971	$82,549	$181,728	$287,185	$51,499	$206,325	$1,387,707	$3,946	$2,245,910
Current YTD period:
Gross charge-offs	$—	$—	$—	$211	$—	$121	$231	$—	$563

Consumer
Internal risk rating:
1-3 High pass	$—	$—	$25	$21	$3	$—	$1,918	$—	$1,967
4-6 Pass	8,903	25,411	68,254	199,872	22,426	99,514	5,535	312	430,227
7 Special mention	—	—	1,119	3,712	103	1,596	—	—	6,530
8-9 Classified	—	—	128	502	43	290	—	15	978
Total	$8,903	$25,411	$69,526	$204,107	$22,575	$101,400	$7,453	$327	$439,702
Current YTD period:
Gross charge-offs	$—	$—	$335	$643	$209	$646	$—	$—	$1,833

Total Loans and Leases
Internal risk rating:
1-3 High pass	$17,349	$38,961	$306,295	$392,382	$116,492	$580,936	$304,252	$1,407	$1,758,074
4-6 Pass	118,200	846,756	7,203,500	6,290,280	1,571,521	3,639,920	2,950,272	171,261	22,791,710
7 Special mention	—	61,994	72,090	131,048	19,147	197,384	69,787	5,059	556,509
8-9 Classified	—	8,724	44,399	78,113	36,971	184,382	13,036	1,104	366,729
Total	$135,549	$956,435	$7,626,284	$6,891,823	$1,744,131	$4,602,622	$3,337,347	$178,831	$25,473,022
Current YTD period:
Gross charge-offs	$—	$851	$1,363	$1,422	$230	$776	$372	$—	$5,014
______________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"), which eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis.
The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated with related amortized cost balances as of the date indicated:

	Three Months Ended March 31, 2024
	Loan Modifications
	Balances (Amortized Cost Basis) at
	March 31, 2024
	Term Extension
		% of
		Loan
		Portfolio
	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$1,250	—%
Other residential	1,837	—%
Commercial:
Other commercial	2,827	0.1%
Total	$5,914

	Three Months Ended March 31, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	March 31, 2023
					Combination - Term
					Extension and		Combination - Term
					Interest Rate		Extension and		Total Loan
	Term Extension		Payment Delay		Reduction		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$12,716	0.2%	$—	—%	$—	—%	$—	—%	$12,716	0.2%
Commercial:
Venture
capital	—	—%	—	—%	—	—%	613	—%	613	—%
Other commercial	2,057	0.2%	45	—%	—	—%	—	—%	2,102	0.2%
Consumer	—	—%	—	—%	3	—%	—	—%	3	—%
Total	$14,773		$45		$3		$613		$15,434

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated:

Three Months Ended March 31, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 5 months.
Other residential	Extended maturity by a weighted average 12 months.
Commercial:
Other commercial	Extended maturity by a weighted average 3 months.

Three Months Ended March 31, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average seven months.
Commercial:
Other commercial	Extended maturity by a weighted average 12 months.

Three Months Ended March 31, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided six months of reduced payments to borrowers without extending the loan term.

Three Months Ended March 31, 2023
Combination - Term Extension and Interest Rate Reduction - Financial Effect
Consumer	Extended maturity by a weighted average 2 years and reduced weighted average contractual interest rate from 9.5% to 2.0%.

Three Months Ended March 31, 2023
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Venture capital	Extended maturity by a weighted average 11 months and provided 11 months of interest only payments to borrowers.
The following table presents the payment status of our loan modifications made during the past 12 months with related amortized cost balances as of the date indicated:

	Payment Status (Amortized Cost Basis) at
	March 31, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,250	$—	$—	$2,250
Other residential	2,953	90	1,715	4,758
Commercial:
Other commercial	4,910	—	—	4,910
Consumer	13	—	—	13
Total	$10,126	$90	$1,715	$11,931

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2024, there were $2.2 million of other residential real estate loans modified in the form of a term extension during the preceding 12-month period that subsequently defaulted.
Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for allowance for loan and lease losses. See Note 7. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$4,735	$3,749
The following table presents the components of leases receivable as of the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$249,900	$249,223
Unguaranteed residual assets	25,915	25,488
Deferred costs and other	2,602	2,715
Aggregate net investment in leases	$278,417	$277,426
The following table presents maturities of leases receivable as of the date indicated:

March 31, 2024
(In thousands)
Period ending December 31,
2024	$65,235
2025	74,910
2026	56,555
2027	37,965
2028	22,188
Thereafter	24,315
Total undiscounted cash flows	281,168
Less: Unearned income	(31,268)
Present value of lease payments	$249,900

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2024
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$186,827	$33,830	$45,156	$15,874	$281,687
Charge-offs	(2,477)	—	(704)	(1,833)	(5,014)
Recoveries	891	—	2,869	70	3,830
Net (charge-offs) recoveries	(1,586)	—	2,165	(1,763)	(1,184)
Provision	13,033	(3,819)	(267)	2,053	11,000
Balance, end of period	$198,274	$30,011	$47,054	$16,164	$291,503

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$8,336	$—	$7	$—	$8,343
Collectively evaluated	$189,938	$30,011	$47,047	$16,164	$283,160

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$129,116	$—	$14,919	$4	$144,039
Collectively evaluated	15,838,283	3,245,354	5,805,648	439,698	25,328,983
Ending balance	$15,967,399	$3,245,354	$5,820,567	$439,702	$25,473,022

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$87,309	$52,320	$52,849	$8,254	$200,732
Charge-offs	(9,835)	—	(137)	(425)	(10,397)
Recoveries	200	—	975	45	1,220
Net (charge-offs) recoveries	(9,635)	—	838	(380)	(9,177)
Provision	31,809	2,714	(16,492)	469	18,500
Balance, end of period	$109,483	$55,034	$37,195	$8,343	$210,055

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$109,483	$55,034	$37,195	$8,343	$210,055

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$82,835	$—	$2,616	$—	$85,451
Collectively evaluated	15,324,776	4,608,440	5,226,491	427,223	25,586,930
Ending balance	$15,407,611	$4,608,440	$5,229,107	$427,223	$25,672,381
The allowance for loan and lease losses increased by $9.8 million in the first quarter of 2024 to $291.5 million due primarily to an $11.0 million provision, offset partially by net charge-offs of $1.2 million. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	March 31, 2024				December 31, 2023
	Real	Business			Real	Business
	Property	Assets	Consumer	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$130,567	$—	$—	$130,567	$47,952	$—	$47,952
Commercial	—	3,153	—	3,153	—	3,616	3,616
Consumer	—	—	4	4	—	—	—
Total	$130,567	$3,153	$4	$133,724	$47,952	$3,616	$51,568

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The allowance for credit losses is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$281,687	$29,571	$311,258
Charge-offs	(5,014)	—	(5,014)
Recoveries	3,830	—	3,830
Net charge-offs	(1,184)	—	(1,184)
Provision	11,000	(1,000)	10,000
Balance, end of period	$291,503	$28,571	$320,074

	Three Months Ended
	March 31, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,732	$91,071	$291,803
Charge-offs	(10,397)	—	(10,397)
Recoveries	1,220	—	1,220
Net charge-offs	(9,177)	—	(9,177)
Provision	18,500	(15,500)	3,000
Balance, end of period	$210,055	$75,571	$285,626

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually at the reporting unit level unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds the fair value of the reporting unit. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings.
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$236,264	$91,550
Fully amortized portion	—	(750)
Balance, end of period	236,264	90,800
Accumulated Amortization:
Balance, beginning of period	(70,787)	(60,169)
Amortization expense	(8,251)	(2,411)
Fully amortized portion	—	750
Balance, end of period	(79,038)	(61,830)
Net CDI and CRI, end of period	$157,226	$28,970
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

March 31, 2024
(In thousands)
Period ending December 31,
2024	$24,282
2025	27,657
2026	24,412
2027	21,166
2028	17,920
Thereafter	41,789
Net CDI and CRI	$157,226

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2024	2023
	(In thousands)
LIHTC investments	$335,584	$347,478
Interest receivable	138,258	138,522
Operating lease ROU assets, net (1)	125,383	133,126
SBIC investments	112,982	105,433
Equity investments without readily determinable fair values	71,392	71,332
Prepaid expenses	43,412	43,498
Taxes receivable	26,090	34,268
HLBV investments	18,112	18,442
Foreclosed assets, net	12,488	7,394
Equity warrants (2)	3,708	3,689
Equity investments with readily determinable fair values	1	1
Other receivables/assets	206,973	228,066
Total other assets	$1,094,383	$1,131,249
____________________
(1)    See Note 7. Leases for further details regarding the operating lease ROU assets.
(2)    See Note 9. Derivatives for information regarding equity warrants.
NOTE 7. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Operating lease expense:
Fixed costs	$9,435	$7,748
Variable costs	48	35
Short-term lease costs	66	357
Sublease income	(1,196)	(712)
Net lease expense	$8,353	$7,428
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,746	$8,963
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,183	$2,196

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$125,383	$133,126
Operating lease liabilities	$153,298	$161,308

Weighted average remaining lease term (in years)	6.0	6.1
Weighted average discount rate	3.41%	3.40%
The following table presents the maturities of operating lease liabilities as of the date indicated:

March 31, 2024
(In thousands)
Period ending December 31,
2024	$30,606
2025	34,841
2026	28,152
2027	20,386
2028	16,248
Thereafter	41,304
Total operating lease liabilities	171,537
Less: Imputed interest	(18,239)
Present value of operating lease liabilities	$153,298
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the three months ended March 31, 2024 and 2023.
The following table presents the rental payments to be received on operating leases as of the date indicated:

March 31, 2024
(In thousands)
Year Ending December 31,
2024	$34,210
2025	39,965
2026	35,321
2027	28,349
2028	24,223
Thereafter	64,371
Total undiscounted cash flows	$226,439

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Bank Term Funding Program	$1,545,000	5.40%	$2,618,300	4.37%
Senior notes	174,000	5.25%	174,000	5.25%
Credit-linked notes	123,824	16.03%	123,116	16.02%
FHLB secured advances	300,000	4.45%	—	—%
Total borrowings	2,142,824	5.87%	2,915,416	4.92%
Acquisition discount on senior notes	(3,326)		(4,094)
Total borrowings, net	$2,139,498		$2,911,322

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2024 of $6.3 billion, collateralized by a blanket lien on $10.2 billion of qualifying loans and $20.1 million of securities. As of March 31, 2024, there were $307.4 million in letters of credit pledged and $300.0 million outstanding, which consisted of two $150.0 million advances that both mature in March 2026. As of December 31, 2023, there were $243.8 million in letters of credit pledged but no balance outstanding.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2024, the Bank had secured borrowing capacity of $6.9 billion collateralized by liens covering $7.7 billion of qualifying loans and $1.0 billion of securities. As of March 31, 2024 and December 31, 2023, there were no balances outstanding.
FRBSF Bank Term Funding Program. In March of 2023, the Bank participated in the FRBSF Bank Term Funding Program. As of March 31, 2024, the Bank had secured borrowing capacity of $1.5 billion collateralized by the par value of pledged securities totaling $1.6 billion. As of March 31, 2024, the balance outstanding was $1.5 billion consisting of one term advance maturing in March 2025. As of December 31, 2023, the balance outstanding was $2.6 billion consisting of two term advances maturing in March 2024.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2024, the Bank had unsecured lines of credit of $290.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2024 and December 31, 2023, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2024 and December 31, 2023 there was no balance outstanding.
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
Credit-Linked Notes. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.70% at March 31, 2024. The notes are linked to the credit risk of an approximately $2.46 billion reference pool of previously purchased single-family residential mortgage loans at March 31, 2024. The notes are due June 27, 2052. Principal payments on the notes are based only on scheduled and unscheduled principal that is actually collected on these loans. The notes are reported at fair value of $123.8 million at March 31, 2024. See Note 11. Fair Value Option for additional information.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	March 31, 2024		December 31, 2023		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)	$380,783	3.25%	$380,651	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Subordinated notes	75,000	4.375%	75,000	4.375%	10/30/2020	10/30/2030	Fixed rate (6)
Trust V	10,310	8.69%	10,310	8.74%	8/15/2003	9/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	8.64%	10,310	8.70%	9/3/2003	9/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	8.54%	5,155	8.59%	9/17/2003	9/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	8.33%	61,856	8.40%	2/5/2004	4/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	7.28%	20,619	7.34%	8/15/2005	9/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	7.19%	16,495	7.25%	1/25/2007	3/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	7.14%	10,310	7.20%	9/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	7.54%	82,475	7.60%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	7.53%	128,866	7.60%	12/14/2005	1/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	10.45%	51,545	10.45%	2/22/2006	4/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	7.53%	51,550	7.60%	9/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (4)	27,811	5.94%	28,453	6.00%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	10.55%	16,470	10.45%	12/5/2006	1/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	7.53%	6,650	7.60%	12/19/2006	1/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	7.53%	39,177	7.60%	6/13/2007	7/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	8.97%	7,217	9.02%	9/16/2002	9/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	7.60%	10,310	7.66%	10/4/2004	10/8/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,012,909	5.90%	1,013,419	5.93%
Acquisition discount (5)	(75,192)		(76,820)
Net subordinated debt	$937,717		$936,599
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $4.2 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly at a benchmark rate plus 252 basis points.
(4)    Denomination is in Euros with a value of €25.8 million.
(5)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
(6)    Interest rate is fixed until October 30, 2025, when it changes to a floating rate equal to a benchmark rate, which is expected to be 3-month Term SOFR, plus a spread of 419.5 basis points.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  DERIVATIVES
To a limited extent, the Company utilizes interest rate swaps contracts with clients and counterparty banks for the purpose of offsetting or hedging exposures arising out of lending and borrowing transactions. The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $167.0 million at March 31, 2024. The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a combined cross currency swap/interest rate swap, which has had the effect of hedging the foreign currency risk and fixing the Euribor-based floating rate instrument at a fixed rate of 2.76% through July 2025. The outputs from the Company's NII simulation analysis and MVE modeling reflect the impact of these interest rate/currency swaps, however, the impact is not material. Our derivatives are carried at fair value and recorded in "Other assets" or "Accrued interest payable and other liabilities," as appropriate, in the consolidated balance sheets. For derivatives not designated as hedging instruments, the changes in fair value of our derivatives and the related fees are recognized in "Noninterest income - other" in the condensed consolidated statements of earnings (loss). For the three months ended March 31, 2024, changes in fair value and fees recorded to noninterest income in the condensed consolidated statements of earnings (loss) were immaterial. See Note 6. Other Assets for additional information regarding equity warrant assets.
Included in the interest rate contracts in the table below are pay-fixed, receivable-variable interest rate swap contracts classified as cash flow hedges with notional amounts aggregating $300.0 million, five year terms, and varying maturity dates throughout 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk on a portion of the Company's variable rate deposits and borrowings. The cash flow hedges were deemed highly effective at inception and thereafter. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective are reported as a component of "Accumulated other comprehensive loss, net" on the consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of March 31, 2024, the fair value of the cash flow hedges represented an asset of $1.7 million, related to which $0.3 million (net of tax) was included in "Accumulated other comprehensive loss, net."
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	March 31, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$466,990	$9,035	$168,850	$6,426
Foreign exchange contracts	42,417	1,170	45,742	1,883
Interest rate and economic contracts	509,407	10,205	214,592	8,309
Equity warrant assets	16,944	3,708	17,008	3,869
Total	$526,351	$13,913	$231,600	$12,178

Derivative Liabilities:
Interest rate contracts	$166,990	$7,262	$468,850	$10,421
Foreign exchange contracts	42,417	75	45,742	128
Total	$209,407	$7,337	$514,592	$10,549
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(In thousands)
Loan commitments to extend credit	$5,482,672	$5,578,907
Standby letters of credit	248,485	252,572
Total	$5,731,157	$5,831,479
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement that the Company has in particular classes of financial instruments.
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $28.6 million at March 31, 2024 and $29.6 million at December 31, 2023.
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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of March 31, 2024 and December 31, 2023, we had commitments to contribute capital to these entities totaling $72.9 million and $94.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

March 31, 2024
(In thousands)
Period ending December 31,
2024	$36,445
2025	36,444
Total	$72,889
Legal Matters
In the ordinary course of our business, the Company is party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon currently available information, any resulting liability, in addition to amounts already accrued, and taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations. The range of any reasonably possible liabilities is also not significant.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  FAIR VALUE OPTION
The Company may elect to report financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in "Noninterest income" on the condensed consolidated statements of earnings (loss). However, movements in debt valuation adjustments are reported as a component of "Accumulated other comprehensive loss, net" on the condensed consolidated balance sheets. Debt valuation adjustments represent the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk.
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.46 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $123.7 million at March 31, 2024. The carrying value of the credit-linked notes at March 31, 2024 was the estimated fair value of $123.8 million.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended
	March 31,
Credit-Linked Notes	2024	2023
	(In thousands)
Changes in fair value - losses (gains) included in earnings	$348	$(1,998)
Changes in fair value - other comprehensive loss	$1,251	$—
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	March 31,	December 31,
Credit-Linked Notes	2024	2023
	(In thousands)
Carrying value reported on the consolidated balance sheets	$123,824	$123,116
Aggregate unpaid principal balance (less than) in excess of fair value	$(120)	$1,479

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  FAIR VALUE MEASUREMENTS
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available-for-sale, derivatives, and certain debt liabilities. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and leases and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long-lived assets.
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 15. Fair Value Measurements to the Consolidated Financial Statements of the Company's Form 10-K.
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At March 31, 2024, the fair value of these investments was $113.0 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2024
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$1,137,469	$—	$1,137,469	$—
Agency commercial MBS	243,387	—	243,387	—
Agency residential CMOs	281,569	—	281,569	—
Municipal securities	33,259	—	33,259	—
Corporate debt securities	277,198	—	275,098	2,100
Private label residential CMOs	153,412	—	153,412	—
Collateralized loan obligations	109,078	—	109,078	—
Private label commercial MBS	19,491	—	19,491	—
Asset-backed securities	18,908	—	18,908	—
SBA securities	12,911	—	12,911	—
Total securities available-for-sale	$2,286,682	$—	$2,284,582	$2,100
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Equity warrants	3,708	—	—	3,708
Interest rate and economic contracts	10,205	—	10,205	—
Derivative liabilities	7,337	—	7,337	—
Credit-linked notes	123,824	—	—	123,824

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of
	December 31, 2023
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
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
____________________
(1)    For information regarding derivative instruments, see Note 9. Derivatives.
During the three months ended March 31, 2024, there was a $2,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also a $38.1 million transfer of corporate debt securities from Level 3 to Level 2 during the three months ended March 31, 2024.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2024
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	6.3% - 8.8%	7.6%
Discount rates	10.5% - 13.0%	11.8%
____________________
(1)    Unobservable inputs for corporate debt securities were weighted by the relative fair values of the instruments.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	March 31, 2024
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	19.0% - 196.9%	26.7%
Risk-free interest rate	4.2% - 5.5%	4.5%
Remaining life assumption (in years)	0.08 - 4.97	3.24
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 private label commercial MBS available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2023	$40,249	$3,689	$123,116
Total included in earnings	—	178	348
Total included in other comprehensive income	—	—	1,251
Issuances	—	115	—
Principal payments	—	—	(891)
Transfer to Level 2	(38,149)	—	—
Exercises and settlements	—	(272)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(2)	—
Balance, March 31, 2024	$2,100	$3,708	$123,824

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(900)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2024
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$5,639	$—	$2,602	$3,037
OREO	2,511	—	2,511	—
Total non-recurring	$8,150	$—	$5,113	$3,037

	Fair Value Measurement as of
	December 31, 2023
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$6,402	$—	$4,051	$2,351
OREO	3,422	—	3,422	—
Total non-recurring	$9,824	$—	$7,473	$2,351

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non-Recurring Basis	2024	2023
	(In thousands)
Individually evaluated loans and leases	$832	$4,911
OREO	297	—
Total losses	$1,129	$4,911
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2024
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	3,037	Third-party appraisals	No discounts
Total non-recurring Level 3	$3,037
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$199,922	$199,922	$199,922	$—	$—
Interest-earning deposits in financial institutions	2,885,306	2,885,306	2,885,306	—	—
Securities available-for-sale	2,286,682	2,286,682	—	2,284,582	2,100
Securities held-to-maturity	2,291,984	2,153,349	172,338	1,963,818	17,193
Investment in FRB and FHLB stock	129,314	129,314	—	129,314	—
Loans held for sale	80,752	82,383	—	82,383	—
Loans and leases held for investment, net	25,181,519	23,553,410	—	2,602	23,550,808
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,708	3,708	—	—	3,708
Interest rate and economic contracts	10,205	10,205	—	10,205	—
Servicing rights	21,384	22,242	—	—	22,242

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,706,213	22,706,213	—	22,706,213	—
Time deposits	6,186,194	6,260,651	—	6,260,651	—
Borrowings	2,139,498	2,135,757	—	2,011,933	123,824
Subordinated debt	937,717	850,984	—	850,984	—
Derivative liabilities	7,337	7,337	—	7,337	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$202,427	$202,427	$202,427	$—	$—
Interest-earning deposits in financial institutions	5,175,149	5,175,149	5,175,149	—	—
Securities available-for-sale	2,346,864	2,346,864	4,968	2,301,647	40,249
Securities held-to-maturity	2,287,291	2,168,316	175,579	1,976,015	16,722
Investment in FRB and FHLB stock	126,346	126,346	—	126,346	—
Loans held for sale	122,757	126,646	—	126,646	—
Loans and leases held for investment, net	25,208,000	23,551,725	—	4,051	23,547,674
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,689	3,689	—	—	3,689
Interest rate and economic contracts	8,309	8,309	—	8,309	—
Servicing rights	22,174	22,174	—	—	22,174

Financial Liabilities:
Demand, checking, money market, and savings deposits	23,768,896	23,768,896	—	23,768,896	—
Time deposits	6,632,873	6,732,246	—	6,732,246	—
Borrowings	2,911,322	2,908,527	—	2,785,411	123,116
Subordinated debt	936,599	851,625	—	851,625	—
Derivative liabilities	10,549	10,549	—	10,549	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2024, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended
	March 31,
	2024				2023
	(In thousands, except per share amounts)
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total	Total
	Common	Common	Equivalents	Common	Common (2)
Basic Earnings (Loss) Per Share:
Net earnings (loss) available to common
and equivalent stockholders	$19,521	$59	$1,325	$20,905	$(1,205,371)
Less: Earnings allocated to unvested restricted stock (1)	(53)	—	—	(53)	(319)
Net earnings (loss) allocated to common
and equivalent shares	$19,468	$59	$1,325	$20,852	$(1,205,690)

Weighted average basic shares and unvested restricted
stock outstanding	157,838	477	10,658	168,973	78,985
Less: weighted average unvested restricted stock
outstanding	(830)	—	—	(830)	(1,517)
Weighted average basic shares outstanding	157,008	477	10,658	168,143	77,468

Basic earnings (loss) per share	$0.12	$0.12	$0.12	$0.12	$(15.56)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common
and equivalent shares	$19,468	$59	$1,325	$20,852	$(1,205,690)
Weighted average diluted shares outstanding	157,008	477	10,658	168,143	77,468
Diluted earnings (loss) per share	$0.12	$0.12	$0.12	$0.12	$(15.56)
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(2)    Share amounts for the three months ended March 31, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Restricted stock awards and units (1)	830	1,517
Warrants	18,902	—
____________________________
(1)    Share amounts for the three months ended March 31, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the condensed consolidated statements of earnings (loss) and the related amounts which are from contracts with customers within the scope of ASC Topic 606, "Revenue from Contracts with Customers," for the periods indicated. As illustrated here, substantially all of our revenue is specifically excluded from the scope of ASC Topic 606.

	Three Months Ended March 31,
	2024		2023
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$478,704	$—	$517,788	$—
Noninterest Income:
Service charges on deposit accounts	4,705	4,705	3,573	3,573
Other commissions and fees	8,142	4,983	10,344	4,432
Leased equipment income	11,716	—	13,857	—
(Loss) gain on sale of loans	(448)	—	2,962	—
Dividends and gains on equity investments	3,068	—	1,098	—
Warrant income (loss)	178	—	(333)	—
LOCOM HFS adjustment	330	—	—	—
Other income	6,125	93	4,890	269
Total noninterest income	33,816	9,781	36,391	8,274
Total Revenue	$512,520	$9,781	$554,179	$8,274
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Products and services transferred at a point in time	$4,878	$4,352
Products and services transferred over time	4,903	3,922
Total revenue from contracts with customers	$9,781	$8,274
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Receivables, which are included in "Other assets"	$1,354	$1,615
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$401	$418
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2024 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $17,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 8,789,197 shares. As of March 31, 2024, there were 6,983,382 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock
Restricted stock amortization totaled $4.4 million and $5.0 million for the three months ended March 31, 2024 and 2023. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PRSUs as of March 31, 2024 totaled $46.1 million.
Time-Based Restricted Stock Awards
At March 31, 2024, there were 1,825,307 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At March 31, 2024, there were 781,815 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance-Based Restricted Stock Units
At March 31, 2024, there were 296,614 units of unvested PRSUs that have been granted. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PRSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at March 31, 2024 and December 31, 2023.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at March 31, 2024 and December 31, 2023 and 157,608,893 shares outstanding at March 31, 2024 and 156,790,349 shares outstanding at December 31, 2023.
Class B Non-Voting Common Stock
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at March 31, 2024 and December 31, 2023 and 477,321 shares outstanding at March 31, 2024 and 477,321 shares outstanding at December 31, 2023.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences and privileges as the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. There were 27,000,000 shares authorized at March 31, 2024 and December 31, 2023 and 10,145,600 shares outstanding at March 31, 2024 and 10,829,990 shares outstanding at December 31, 2023.
Warrants
In conjunction with the Merger and per the terms of the investment agreements, each dated July 25, 2023, entered into by Banc of California, Inc. with the Warburg Investors (such agreement, the "Warburg Investment Agreement") and the Centerbridge Investor (together with the Warburg Investment Agreement, the "Investment Agreements"), respectively, the Warburg Investors received warrants to purchase 15,853,659 shares of NVCE stock, and the Centerbridge Investor received warrants to purchase 3,048,780 shares of voting common stock (the “Centerbridge Warrants”), each with an initial exercise price of $15.375 per share, subject to customary anti-dilution adjustments provided for under the warrant agreements. The warrants carry a term of seven years but are subject to mandatory exercise when the market price of the voting common stock reaches or exceeds $24.60 for 20 or more trading days during any 30-consecutive trading day period. These warrants are being accounted for as equity. The exercise price of the Centerbridge Warrants will be adjusted downward, per the terms of the agreement, for cash distributions to stockholders of the Company's voting common stock, including the Company's quarterly cash dividend.
NOTE 16. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2024, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with the Company's current directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 9.9% of the Company’s outstanding voting common stock as of December 1, 2023, based on information reported on a Schedule 13D filed with the SEC on December 1, 2023. For the three months ended March 31, 2024 and 2023, the amounts paid to IntraFi for certain insured cash sweep services were $2.3 million and $1.6 million.
NOTE 17.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

		The effective date for each amendment will be the date on which the SEC's removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective.	The Company is evaluating the impact of this standard on its consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. Additionally, early adoption is permitted.	December 31, 2024	The Company is evaluating the impact of this standard on its consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The standard, among other changes, improves annual income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The enhanced income tax disclosure requirements apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. Additionally, early adoption is permitted.	January 1, 2025	The Company is evaluating the impact of this standard on its consolidated financial statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements	The ASU amends the Codification to remove references to various concepts and impacts a variety of topics in the Codification. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU should be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Additionally, early adoption is permitted.	January 1, 2025	The Company is evaluating the impact of this standard on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2024. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K") and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions and related integrations, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Quarterly Report on Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:
•changes in general economic conditions, either nationally or in our market areas, including the impact of supply chain disruptions, and the risk of recession or an economic downturn;
•changes in the interest rate environment, including the recent and potential future changes in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, the realization of deferred tax assets, the availability and cost of capital and liquidity, and the impacts of continuing inflation;
•the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and non-performing assets, and may result in our allowance for credit losses not being adequate;
•fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area;
•the quality and composition of our securities portfolio;
•our ability to develop and maintain a strong core deposit base, including among our venture banking clients, or other low cost funding sources necessary to fund our activities particularly in a rising or high interest rate environment;
•the rapid withdrawal of a significant amount of demand deposits over a short period of time;
•the costs and effects of litigation;
•risks related to the Company's acquisitions, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; and our inability to achieve expected revenues, cost savings, synergies, and other benefits; and in the case of our recent merger with PacWest, reputational risk, regulatory risk and potential adverse reactions of the Company's or PacWest's customers, suppliers, vendors, employees or other business partners;
•results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, restrict our ability to invest in certain assets, refrain from issuing an approval or non-objection to certain capital or other actions, increase our allowance for credit losses, result in write-downs of asset values, restrict our ability or that of our bank subsidiary to pay dividends, or impose fines, penalties or sanctions;
•legislative or regulatory changes that adversely affect our business, including changes in tax laws and policies, accounting policies and practices, privacy laws, and regulatory capital or other rules;

•the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses;
•errors in estimates of fair values of certain of our assets and liabilities, which may result in significant changes in valuation;
•failures or security breaches with respect to the network, applications, vendors, and computer systems on which we depend, including due to cybersecurity threats;
•our ability to attract and retain key members of our senior management team;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
•the impact of bank failures or other adverse developments at other banks on general depositor and investor sentiment regarding the stability and liquidity of banks;
•the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital;
•our existing indebtedness, together with any future incurrence of additional indebtedness, could adversely affect our ability to raise additional capital and to meet our debt obligations;
•the risk that we may incur significant losses on future asset sales; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this Quarterly Report on Form 10-Q and from time to time in other documents that we file with or furnish to the SEC.
All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
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
At March 31, 2024, the Company had total assets of $36.1 billion, including $25.6 billion of total loans and leases, net of deferred fees, $2.3 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $2.9 billion of interest-earning deposits in financial institutions compared to $38.5 billion of total assets at December 31, 2023, including $25.6 billion of total loans and leases, net of deferred fees, $2.3 billion of securities available-for-sale, $2.3 billion securities held-to-maturity, and $5.2 billion of interest-earning deposits in financial institutions. The $2.5 billion decrease in total assets since year-end was due primarily to a $2.3 billion decrease in interest-earning deposits in financial institutions.
At March 31, 2024, the Company had total liabilities of $32.7 billion, including total deposits of $28.9 billion and borrowings of $2.1 billion, compared to $35.1 billion of total liabilities at December 31, 2023, including $30.4 billion of total deposits and $2.9 billion borrowings. The $2.5 billion decrease in total liabilities since year-end was due mainly to a $1.5 billion decrease in deposits and a $771.8 million decrease in borrowings.
The Company had total stockholders' equity of $3.4 billion at March 31, 2024 and at December 31, 2023. Net earnings for the first quarter of 2024 were mostly offset by dividends declared and paid. Our consolidated common equity Tier 1 (CET1), Tier 1 capital and Total capital ratios were 10.09%, 12.38%, and 16.40% at March 31, 2024.
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
Balance Sheet Repositioning
In connection with the Merger, we implemented our previously announced balance sheet repositioning strategy. From the announcement of the Merger on July 25, 2023, through the end of the year, the combined company, legacy PacWest Bancorp and legacy Banc of California, Inc., sold assets totaling $6.1 billion and completed the paydown of $8.6 billion of high-cost liabilities, which improved the mix of earning assets and reduced the amount of higher-cost funding. The sold assets included $3.9 billion of securities from both the legacy Banc of California, Inc. and PacWest Bancorp portfolios, and $1.5 billion of single-family loans and $0.7 billion of multi-family loans from the legacy Banc of California, Inc. portfolios. The liabilities that were paid down included $4.7 billion of borrowings and $3.9 billion of brokered deposits from both legacy entities.

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
Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. While our deposit balances will fluctuate depending on our customers’ liquidity and cash flow, market conditions, and competitive pressures, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits. Our current priorities are to increase customer deposits to replace brokered deposits, which will reduce our interest expense.
Loan and Lease Production
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, and secured business loans.
Our loan origination process emphasizes credit quality. On occasion, to augment our internal loan production, we have purchased loans such as multi-family loans from other banks, private student loans from third-party lenders, and single-family residential mortgage loans. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic risk, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
We regularly review loans and leases to determine whether there has been any deterioration in credit quality resulting from borrower operations or changes in collateral value or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the unemployment rate, rate of inflation, increases in the general level of interest rates, declines in real estate values, changes in commodity prices, and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased allowance for credit losses. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because our loans are concentrated in commercial real estate loans.

The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation and occupancy expense. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. We measure success in controlling both fixed and variable costs through monitoring of the ratio of noninterest expense to average total assets.
The following table presents the calculation of our ratio of noninterest expense to average total assets for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense to Average Total Assets	2024	2023	2023
	(Dollars in thousands)
Noninterest expense	$210,518	$363,638	$1,573,003
Average total assets	$37,540,707	$37,640,387	$42,768,714
Noninterest expense to average total assets (1)	2.26%	3.83%	14.92%
___________________________________
(1)     Annualized.
Critical Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may ultimately differ significantly from these estimates and assumptions, which could have a material adverse effect on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.
Our accounting policies and estimates are fundamental to understanding the following discussion and analysis of financial condition and results of operations. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the allowance for credit losses on loans and leases held for investment, business combinations, the carrying value of goodwill and other intangible assets, and the realization of deferred income tax assets and liabilities.
Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP. The methodology for determining these non-GAAP measures may differ among companies and may not be comparable. We used the following non-GAAP measures in this Quarterly Report on Form 10-Q:
•Return on average tangible common equity, tangible common equity ratio, and tangible book value per common share: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per common share, respectively. The reconciliations of these non-GAAP measures to the GAAP measures are presented in the following tables for and as of the periods presented.

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Common Equity		2024	2023	2023
		(Dollars in thousands)
Net earnings (loss)		$30,852	$(482,955)	$(1,195,424)

Earnings (loss) before income taxes		$42,400	$(659,989)	$(1,260,340)
Add:	Intangible asset amortization	8,404	4,230	2,411
Add:	Goodwill impairment	—	—	1,376,736
	Adjusted earnings (loss) before income taxes	50,804	(655,759)	118,807
Adjusted income tax expense (benefit) (1)		13,819	(175,743)	33,741
	Adjusted net earnings (loss)	36,985	(480,016)	85,066
Less:	Preferred stock dividends	9,947	9,947	9,947
	Adjusted net earnings (loss) available to
	common and equivalent stockholders	$27,038	$(489,963)	$75,119

Average stockholders' equity		$3,390,532	$2,797,784	$3,998,687
Less:	Average intangible assets	360,680	89,041	1,391,857
Less:	Average preferred stock	498,516	498,516	498,516
	Average tangible common equity	$2,531,336	$2,210,227	$2,108,314

Return on average equity (2)		3.66%	(68.49)%	(121.24)%
Return on average tangible common equity (3)		4.30%	(87.95)%	14.45%
___________________________________
(1)     Effective tax rates of 27.2% and 26.8% used for the effect of the three months ended March 31, 2024 and December 31, 2023; adjusted effective tax rate of 28.4% used for the three months ended March 31, 2023 to normalize goodwill impairment.
(2)     Annualized net earnings (loss) divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common and equivalent stockholders divided by average tangible common equity.

Tangible Common Equity to Tangible Assets and	March 31,	December 31,
Tangible Book Value Per Common Share	2024	2023
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,394,150	$3,390,765
Less: Preferred stock	498,516	498,516
Total common equity	2,895,634	2,892,249
Less: Intangible assets	355,853	364,104
Tangible common equity	$2,539,781	$2,528,145

Total assets	$36,073,516	$38,534,064
Less: Intangible assets	355,853	364,104
Tangible assets	$35,717,663	$38,169,960

Total stockholders' equity to total assets ratio	9.41%	8.80%
Tangible common equity to tangible assets ratio	7.11%	6.62%
Book value per common share (1)	$17.13	$17.12
Tangible book value per common share (2)	$15.03	$14.96
Common and equivalent shares outstanding (3)	169,013,629	168,959,063
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include non-voting common stock equivalents that are participating securities.

		Three Months Ended
Noninterest Income to Total Revenue and		March 31,	December 31,	March 31,
Adjusted Noninterest Expense to Average Assets		2024	2023	2023
		(Dollars in thousands)
Net interest income		$229,102	$151,051	$279,272
Noninterest income (loss)		33,816	(400,402)	36,391
Total revenue		$262,918	$(249,351)	$315,663

Noninterest expense		$210,518	$363,638	$1,573,003
Less:	FDIC special assessment	(4,814)	(32,746)	—
Less:	Acquisition, integration, and
	reorganization costs	—	(111,800)	(8,514)
Less:	Goodwill impairment	—	—	(1,376,736)
Adjusted noninterest expense		$205,704	$219,092	$187,753

Average total assets		$37,540,707	$37,640,387	$42,768,714

Noninterest income (loss) to total revenue		12.86%	160.58%	11.53%
Noninterest expense to average total assets		2.26%	3.83%	14.92%
Adjusted noninterest expense to average total assets		2.20%	2.31%	1.78%

	Three Months Ended
Adjusted Net Earnings, Net Earnings Available to	March 31,	December 31,	March 31,
Common and Equivalent Stockholders, and Diluted EPS	2024	2023	2023
	(In thousands, except per share amounts)
Earning (loss) before income taxes	$42,400	$(659,989)	$(1,260,340)
Add: FDIC assessment	4,814	32,746	—
Add: Loss on sale of securities	—	442,413	—
Add: Acquisition, integration, and reorganization
costs	—	111,800	8,514
Add: Goodwill impairment	—	—	1,376,736
Adjusted earnings (loss) before income taxes	47,214	(73,030)	124,910
Adjusted income tax expense (1)	12,842	(19,572)	35,474
Adjusted net earnings (loss)	34,372	(53,458)	89,436
Less: Preferred stock dividends	(9,947)	(9,947)	(9,947)
Adjusted net earnings (loss) available to common
and equivalent stockholders	$24,425	$(63,405)	$79,489

Weighted average common shares outstanding	168,143	108,290	77,468
Diluted earnings (loss) per common share	$0.12	$(4.55)	$(15.56)
Adjusted diluted earnings (loss) per common share (2)	$0.15	$(0.59)	$1.03
__________________________________
(1)     Effective tax rates of 27.2% and 26.8% used for the effect of the three months ended March 31, 2024 and December 31, 2023; adjusted effective tax rate of 28.4% used for the three months ended March 31, 2023 to normalize goodwill impairment.
(2)     Adjusted net earnings (loss) available to common and equivalent stockholders divided by weighted average common shares outstanding.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$478,704	$467,240	$517,788
Interest expense	(249,602)	(316,189)	(238,516)
Net interest income	229,102	151,051	279,272
Provision for credit losses	(10,000)	(47,000)	(3,000)
Noninterest income (loss)	33,816	(400,402)	36,391
Operating expense	(210,518)	(251,838)	(187,753)
Acquisition, integration and reorganization costs	—	(111,800)	(8,514)
Goodwill impairment	—	—	(1,376,736)
Earnings (loss) before income taxes	42,400	(659,989)	(1,260,340)
Income tax (expense) benefit	(11,548)	177,034	64,916
Net earnings (loss)	30,852	(482,955)	(1,195,424)
Preferred stock dividends	(9,947)	(9,947)	(9,947)
Net earnings (loss) available to
common and equivalent stockholders	$20,905	$(492,902)	$(1,205,371)

Per Common Share Data:
Diluted earnings (loss) per share(1)	$0.12	$(4.55)	$(15.56)
Book value per share(1)	$17.13	$17.12	$28.78
Tangible book value per share (1)(2)	$15.03	$14.96	$28.41

Performance Ratios:
Return on average assets	0.33%	(5.09)%	(11.34)%
Return on average tangible common equity (1)	4.30%	(87.95)%	14.45%
Net interest margin (tax equivalent)	2.66%	1.69%	2.89%
Yield on average loans and leases (tax equivalent)	6.08%	5.82%	6.14%
Cost of average total deposits	2.66%	2.94%	1.98%
Noninterest expense to average total assets	2.26%	3.83%	14.92%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.09%	10.14%	9.21%
Tier 1 capital ratio	12.38%	12.44%	11.15%
Total capital ratio	16.40%	16.43%	14.21%
Tier 1 leverage capital ratio	9.12%	9.00%	8.33%
Risk-weighted assets	$27,513,193	$27,338,852	$32,507,454
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "- Non-GAAP Financial Measurements."

First Quarter of 2024 Compared to Fourth Quarter of 2023
Net earnings available to common and equivalent stockholders for the first quarter of 2024 was $20.9 million, or $0.12 per diluted share, compared to a net loss available to common and equivalent stockholders for the fourth quarter of 2023 of $492.9 million, or a loss of $4.55 per diluted share. The $513.8 million increase in net earnings available to common and equivalent stockholders from the fourth quarter of 2023 was due to the fourth quarter of 2023 including pre-tax amounts of $442.4 million of losses on security sales relating to our balance sheet repositioning strategy, merger costs of $111.8 million, and an FDIC special assessment of $32.7 million.
First Quarter of 2024 Compared to First Quarter of 2023
Net earnings available to common and equivalent stockholders for the first quarter of 2024 was $20.9 million, or $0.12 per diluted share, compared to a net loss available to common and equivalent stockholders for the first quarter of 2023 of $1.2 billion, or a loss of $15.56 per diluted share. The $1.2 billion increase in net earnings available to common and equivalent stockholders from the first quarter of 2023 was due mainly to a $1.36 billion decrease in noninterest expense, offset partially by a $50.2 million decrease in net interest income and a $76.5 million increase in income tax expense. The decrease in noninterest expense was due, in part, to a $1.38 billion goodwill impairment charge in the first quarter of 2023. The decrease in net interest income was due primarily to our interest-bearing liabilities repricing faster than our interest-bearing assets when interest rates rapidly increased over the last year. Also, the mix of our interest-bearing liabilities changed significantly to higher-cost borrowings and brokered deposits from lower-cost customer deposits, as the closure of three banks in the first half of 2023 caused an outflow of such lower-cost customer deposits. The increase in income tax expense is due to the income tax expense recorded on earnings before taxes in the first quarter of 2024, compared to an income tax benefit recorded on a net loss before income taxes in the first quarter of 2023.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$25,518,590	$385,465	6.08%	$23,608,246	$346,308	5.82%	$28,583,265	$433,029	6.14%
Investment securities	4,721,556	34,303	2.92%	6,024,737	41,280	2.72%	7,191,362	44,237	2.49%
Deposits in financial institutions	4,374,968	58,936	5.42%	5,791,739	79,652	5.46%	3,682,228	42,866	4.72%
Total interest‑earning assets (1)	34,615,114	478,704	5.56%	35,424,722	467,240	5.23%	39,456,855	520,132	5.35%
Other assets	2,925,593			2,215,665			3,311,859
Total assets	$37,540,707			$37,640,387			$42,768,714

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking	$7,883,177	61,549	3.14%	$7,296,234	60,743	3.30%	$7,089,102	55,957	3.20%
Money market	5,737,837	41,351	2.90%	5,758,074	44,279	3.05%	8,932,059	56,224	2.55%
Savings	2,036,129	18,030	3.56%	1,696,222	16,446	3.85%	597,287	599	0.41%
Time	6,108,321	73,877	4.86%	6,915,504	86,292	4.95%	5,123,955	43,112	3.41%
Total interest‑bearing deposits	21,765,464	194,807	3.60%	21,666,034	207,760	3.80%	21,742,403	155,892	2.91%
Borrowings	2,892,406	38,124	5.30%	5,229,425	92,474	7.02%	5,289,429	69,122	5.30%
Subordinated debt	937,005	16,671	7.16%	894,219	15,955	7.08%	867,637	13,502	6.31%
Total interest‑bearing liabilities	25,594,875	249,602	3.92%	27,789,678	316,189	4.51%	27,899,469	238,516	3.47%
Noninterest‑bearing demand deposits	7,685,027			6,326,511			10,233,434
Other liabilities	870,273			726,414			637,124
Total liabilities	34,150,175			34,842,603			38,770,027
Stockholders’ equity	3,390,532			2,797,784			3,998,687
Total liabilities and stockholders' equity	$37,540,707			$37,640,387			$42,768,714
Net interest income (1)		$229,102			$151,051			$281,616
Net interest rate
spread (1)			1.64%			0.72%			1.88%
Net interest margin (1)			2.66%			1.69%			2.89%

Total deposits (4)	$29,450,491	$194,807	2.66%	$27,992,545	$207,760	2.94%	$31,975,837	$155,892	1.98%
Total funds (5)	$33,279,902	$249,602	3.02%	$34,116,189	$316,189	3.68%	$38,132,903	$238,516	2.54%
_____________________
(1)    Tax equivalent.
(2)    Includes net loan discount accretion of $22.4 million and $15.7 million for the three months ended March 31, 2024 and December 31, 2023 and net loan premium amortization of $2.8 million for the three months ended March 31, 2023.
(3)    Includes tax-equivalent adjustments of $0.0 million, $0.0 million, and $2.3 million for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023 related to tax-exempt income on loans. The federal statutory rate utilized was 21%.
(4)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.
(5)    Total funds is the sum of total interest-bearing liabilities and noninterest-bearing demand deposits. The cost of total funds is calculated as annualized total interest expense divided by average total funds.

First Quarter of 2024 Compared to Fourth Quarter of 2023
Net interest income increased by $78.1 million to $229.1 million for the first quarter of 2024 compared to $151.1 million for the fourth quarter of 2023 due to lower borrowing balances and costs, higher asset yields that were driven by changes in the interest-earning asset mix, and lower deposit costs.
The NIM was 2.66% for the first quarter of 2024 compared to 1.69% for the fourth quarter of 2023. The increase in the NIM was due to the average yield on interest-earning assets increasing by 33 basis points, while the average total cost of funds decreased by 66 basis points, which was positively impacted by an increase in average noninterest-bearing deposits. The average yield on interest-earning assets increased by 33 basis points to 5.56% for the first quarter from 5.23% in the fourth quarter due mainly to the change in the interest-earning asset mix due to an increase in the average balance of loans and leases as a percentage of average interest-earning assets while the average balance of investment securities and deposits in financial institutions as a percentage of average assets decreased.
The average yield on loans and leases increased by 26 basis points to 6.08% for the first quarter of 2024 from 5.82% for the fourth quarter of 2023 as a result of higher discount accretion income and changes in portfolio mix and a full quarter benefit from the acquired loans and leases. Net loan discount accretion was $22.4 million for the first quarter compared to $15.7 million for the fourth quarter.

The average total cost of funds decreased by 66 basis points to 3.02% for the first quarter from 3.68% in the fourth quarter due mainly to decreases in higher-cost borrowings and interest-bearing deposits combined with an increase in average noninterest-bearing deposits. The average cost of interest-bearing liabilities decreased by 59 basis points to 3.92% for the first quarter from 4.51% for the fourth quarter. The average total cost of deposits decreased by 28 basis points to 2.66% for the first quarter compared to 2.94% in the fourth quarter. Average noninterest-bearing deposits increased by $1.4 billion for the first quarter compared to the fourth quarter and average total deposits increased by $1.5 billion due mainly to the acquired deposits.
First Quarter of 2024 Compared to First Quarter of 2023
Net interest income decreased by $50.2 million to $229.1 million for the first quarter of 2024 compared to $279.3 million for the first quarter of 2023 due mainly to lower income on loans and leases and higher interest expense on deposits and borrowings, offset partially by higher interest income on deposits in financial institutions. The increase in interest expense was due to a higher cost and balance of average interest-bearing liabilities. The decrease in interest income on loans and leases was attributable to a lower average balance and a lower yield on average loans and leases. The tax equivalent yield on average loans and leases was 6.08% for the first quarter of 2024 compared to 6.14% for the same quarter of 2023. The increase in interest income on deposits in financial institutions was due mainly to a higher rate paid on deposits at the Federal Reserve and a higher average balance.
The tax equivalent NIM was 2.66% for the first quarter of 2024 compared to 2.89% for the comparable quarter last year. The decrease in the tax equivalent NIM was due mostly to a shift in our funding mix beginning in the second half of March 2023 as we responded to the banking crisis to enhance liquidity and protect franchise value. Average borrowings as a percentage of average interest-bearing liabilities was 11% for the first quarter of 2024 compared to 19% for the first quarter of 2023. The tax-equivalent NIM was further impacted by a higher cost of total deposits and borrowings and a lower yield on loans and leases, offset partially by a higher yield on deposits in financial institutions.
The cost of average total deposits was 2.66% for the first quarter of 2024 compared to 1.98% for the first quarter of 2023 due mainly to higher rates and a change in the mix of average deposits, resulting from a decrease in lower cost non-maturity deposits and an increase in higher cost time deposits.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses (1)	$11,000	$47,000	$18,500
Reduction in reserve for unfunded loan commitments	(1,000)	—	(15,500)
Total loan-related provision	$10,000	$47,000	$3,000
Addition to allowances for held-to-maturity
and available-for-sale securities	—	—	—
Total provision for credit losses (1)	$10,000	$47,000	$3,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for investment (2)	$1,184	$13,233	$9,177
Annualized net charge-offs to average loans and leases	0.02%	0.22%	0.13%
At quarter-end:
Allowance for credit losses	$320,074	$311,258	$285,626
Allowance for credit losses to loans and leases held for investment	1.26%	1.22%	1.11%
Allowance for credit losses to nonaccrual loans and leases held
for investment	219.6%	497.8%	327.8%
Nonaccrual loans and leases held for investment	$145,785	$62,527	$87,124
Nonaccrual loans and leases held for investment to loans and leases
held for investment	0.57%	0.25%	0.34%
Classified loans and leases held for investment	$366,729	$228,417	$132,423
Special mention loans and leases held for investment	$556,509	$513,312	$580,153
______________________
(1)    The provision for credit losses for the fourth quarter of 2023 included an initial provision of $22.2 million for acquired legacy Banc of California non-PCD loans.
(2)    See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.
Provisions for credit losses are charged to earnings for the allowance for loan and lease losses, the reserve for unfunded loan commitments, and the allowance for credit losses on held-to-maturity securities. The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate allowance for credit losses. For further details on our loan-related allowance for credit losses methodology, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
First Quarter of 2024 Compared to Fourth Quarter of 2023
The provision for credit losses decreased $37.0 million compared to the fourth quarter of 2023 to $10.0 million for the first quarter of 2024. The first quarter provision was driven by an increase in qualitative reserves related to loans secured by office properties and an increase in quantitative reserves due to an increase in nonaccrual and classified loans and leases. The provision for credit losses was $47.0 million for the fourth quarter and included an initial provision of $22.2 million for acquired legacy Banc of California non-PCD loans. Outside this initial provision, the fourth quarter's expense was driven by $13.2 million of net charge-offs and a need for increased quantitative reserves resulting from revising the economic forecast to reflect 60% probability weighting on recessionary scenarios and updating expected prepayment speeds based on a high interest rate environment.

First Quarter of 2024 Compared to First Quarter of 2023
The provision for credit losses increased by $7.0 million to $10.0 million for the first quarter of 2024 compared to $3.0 million for the first quarter of 2023. The provision for the first quarter of 2024 was primarily due to an increase in qualitative reserves for loans secured by office properties and an increase in quantitative reserves due to an increase in nonaccrual and classified loans and leases. The $3.0 million provision for the first quarter of 2023 was primarily attributable to reserves needed due to a less favorable economic forecast, partially offset by a decrease in COVID-related qualitative reserves.
Certain circumstances may lead to increased provisions for credit losses on loans and leases in the future. Examples of such circumstances include deterioration in economic conditions and forecasts, an increased amount of classified and/or criticized loans and leases, and net loan and lease and unfunded commitment growth. Deterioration in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2024	2023	2023
	(In thousands)
Leased equipment income	$11,716	$12,369	$13,857
Other commissions and fees	8,142	8,860	10,344
Service charges on deposit accounts	4,705	4,562	3,573
(Loss) gain on sale of loans and leases	(448)	(3,526)	2,962
Loss on sale of securities	—	(442,413)	—
Dividends and gains on equity investments	3,068	8,138	1,098
Warrant income (loss)	178	(173)	(333)
LOCOM HFS adjustment	330	3,175	—
Other	6,125	8,606	4,890
Total noninterest income (loss)	$33,816	$(400,402)	$36,391
First Quarter of 2024 Compared to Fourth Quarter of 2023
Noninterest income increased by $434.2 million to $33.8 million for the first quarter of 2024 due almost entirely to a decrease in the loss on sale of securities of $442.4 million. As part of our balance sheet repositioning strategy, we sold $2.7 billion of legacy PacWest available-for-sale securities in the fourth quarter resulting in losses of $442.4 million. There were no securities sales in the first quarter of 2024.

First Quarter of 2024 Compared to First Quarter of 2023

Noninterest income decreased by $2.6 million to $33.8 million for the first quarter of 2024 compared to $36.4 million for the first quarter of 2023 due mainly to a decrease of $3.4 million in gains on sale of loans and leases and a $2.2 million decrease in other commissions and fees, offset partially by an increase in dividends and gains on equity investments of $2.0 million. The decrease in gains on sale of loans and leases resulted from sales of $274 million at a net loss of $0.4 million in the first quarter of 2024 compared to sales of $287 million at a net gain of $3.0 million in the first quarter of 2023. The decrease in other commission and fees was due primarily to a decrease in loan-related fees. The increase in dividends and gains on equity investments was primarily due to higher income distributions from equity investments and a higher fair value mark-to-market adjustment on equity investments still held.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31	March 31,
Noninterest Expense	2024	2023	2023
	(In thousands)
Compensation	$92,236	$89,354	$88,476
Customer related expense	30,919	45,826	24,005
Insurance and assessments	20,461	60,016	11,717
Occupancy	17,968	15,925	15,067
Information technology and data processing	15,418	13,099	12,979
Intangible asset amortization	8,404	4,230	2,411
Leased equipment depreciation	7,520	7,447	9,375
Other professional services	5,075	2,980	6,073
Loan expense	4,491	4,446	6,524
Other	8,026	8,515	11,126
Total operating expense	210,518	251,838	187,753
Acquisition, integration and reorganization costs	—	111,800	8,514
Goodwill impairment	—	—	1,376,736
Total noninterest expense	$210,518	$363,638	$1,573,003
First Quarter of 2024 Compared to Fourth Quarter of 2023
Noninterest expense decreased by $153.1 million to $210.5 million for the first quarter of 2024 compared to the fourth quarter of 2023 due mainly to fourth quarter acquisition, integration and reorganization costs of $111.8 million related to our merger with PacWest and a decrease in insurance and assessments expense of $39.6 million, which includes $32.7 million for the FDIC special assessment for the fourth quarter.
First Quarter of 2024 Compared to First Quarter of 2023
Noninterest expense decreased by $1.4 billion to $210.5 million for the first quarter of 2024 compared to $1.6 billion for the first quarter of 2023 due primarily to a $1.4 billion decrease in goodwill impairment, a $8.5 million decrease in acquisition, integration and reorganization costs and a $3.1 million decrease in other expense, offset partially by a $8.7 million increase in insurance and assessments expense and a $6.9 million increase in customer related expense. The decrease in acquisition, integration and reorganization costs was due, in part, to costs related to the reorganization of our Civic lending subsidiary incurred in the first quarter of 2023. The decrease in other expense was due to lower communications and business development expenses and a $1.0 million debt extinguishment charge incurred in the first quarter of 2023. The increase in insurance and assessments expense was due to higher FDIC assessment expense primarily the result of a higher assessment rate as a result of lower earnings and higher levels of brokered deposits. The increase in customer related expense was due to higher third-party payments for deposit customers for which the Company provides earnings credits due to an increase in the earnings credit rates offered.
Income Taxes
The effective tax rate for the first quarter of 2024 was 27.2% compared to 26.8% for the fourth quarter of 2023 and 5.2% for the first quarter of 2023. Excluding goodwill impairment of $1.4 billion, the adjusted effective income tax rate for the three months ended March 31, 2023 was 28.4%. The decrease from the adjusted rate in the first quarter of 2023 was due primarily to lower disallowed officer compensation expense in the first quarter of 2024. The Company's blended statutory tax rate for federal and state was 28.4% for the first quarter of 2024.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	March 31, 2024			December 31, 2023
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$1,137,469	50%	8.5	$1,187,609	51%	8.2
Agency residential CMOs	281,569	12%	4.3	284,334	12%	4.4
Corporate debt securities	277,198	12%	1.8	267,232	11%	1.9
Agency commercial MBS	243,387	11%	3.3	253,306	11%	3.4
Private label residential CMOs	153,412	7%	7.4	158,412	7%	7.7
Collateralized loan obligations	109,078	5%	0.1	108,416	5%	0.1
Municipal securities	33,259	1%	4.3	28,083	1%	4.5
Private label commercial MBS	19,491	1%	2.1	20,813	1%	2.1
Asset-backed securities	18,908	1%	—	19,952	1%	—
SBA securities	12,911	—%	3.1	13,739	—%	3.2
U.S. Treasury securities	—	—%	—	4,968	—%	0.1
Total securities available-for-sale	$2,286,682	100%	5.9	$2,346,864	100%	5.9
Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the dates indicated:

	March 31, 2024			December 31, 2023
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,248,355	55%	8.0	$1,247,310	55%	8.1
Agency commercial MBS	435,467	19%	6.6	433,827	19%	6.8
Private label commercial MBS	351,688	15%	6.1	350,493	15%	6.3
U.S. Treasury securities	187,759	8%	6.4	187,033	8%	6.7
Corporate debt securities	70,215	3%	4.3	70,128	3%	4.4
Total securities held-to-maturity	$2,293,484	100%	7.2	$2,288,791	100%	7.4

The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	March 31, 2024
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$311,308	25%
Texas	276,617	22%
Washington	189,254	15%
Oregon	79,196	6%
Maryland	64,585	5%
Georgia	55,352	4%
Colorado	48,873	4%
Minnesota	34,957	3%
Tennessee	30,965	3%
Florida	21,964	2%
Total of ten largest states	1,113,071	89%
All other states	135,284	11%
Total municipal securities held-to-maturity	$1,248,355	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2024		December 31, 2023
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,819,423	15%	$3,874,804	15%
SBA program	622,848	2%	632,110	3%
Hotel	454,273	2%	519,583	2%
Total commercial real estate mortgage	4,896,544	19%	5,026,497	20%
Multi-family	6,121,472	24%	6,025,179	23%
Residential mortgage	2,725,329	11%	2,754,176	11%
Investor-owned residential	2,162,961	8%	2,234,531	9%
Residential renovation	61,093	—%	71,602	—%
Total other residential real estate	4,949,383	19%	5,060,309	20%
Total real estate mortgage	15,967,399	62%	16,111,985	63%
Real Estate Construction and Land:
Commercial	775,021	3%	759,585	3%
Residential	2,470,333	10%	2,399,684	9%
Total real estate construction and land (1)	3,245,354	13%	3,159,269	12%
Total real estate	19,212,753	75%	19,271,254	75%
Commercial:
Lender finance	476,984	2%	486,966	2%
Equipment finance	712,240	3%	736,275	3%
Premium finance	655,203	2%	732,162	3%
Other asset-based	216,589	1%	233,682	1%
Total asset-based	2,061,016	8%	2,189,085	9%
Equity fund loans	729,717	3%	662,732	3%
Venture lending	783,924	3%	783,630	3%
Total venture capital	1,513,641	6%	1,446,362	6%
Secured business loans	615,783	2%	614,120	2%
Warehouse lending	636,388	3%	554,940	2%
Other lending	993,739	4%	960,800	4%
Total other commercial	2,245,910	9%	2,129,860	8%
Total commercial	5,820,567	23%	5,765,307	23%
Consumer	439,702	2%	453,126	2%
Total loans and leases held for investment,
net of deferred fees	$25,473,022	100%	$25,489,687	100%

Total unfunded loan commitments	$5,482,672		$5,578,907
 ________________________________
(1)    Includes land and acquisition and development loans of $235.7 million at March 31, 2024 and $228.9 million at December 31, 2023.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2024		December 31, 2023
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$12,149,645	63%	$12,262,311	64%
Colorado	1,257,286	7%	1,167,659	6%
Texas	854,953	5%	878,538	5%
Florida	829,052	4%	837,467	4%
Arizona	738,286	4%	719,299	4%
Washington	533,645	3%	533,931	3%
Nevada	425,443	2%	411,020	2%
Oregon	344,736	2%	348,166	2%
Georgia	252,090	1%	257,763	1%
Tennessee	224,956	1%	225,166	1%
Total of 10 largest states	17,610,092	92%	17,641,320	92%
All other states	1,602,661	8%	1,629,934	8%
Total real estate loans held for investment, net of deferred fees	$19,212,753	100%	$19,271,254	100%
The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the period indicated:

Three Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees	March 31, 2024
(In thousands)
Balance, beginning of period	$25,489,687
Additions:
Production	141,670
Disbursements	1,404,549
Total production and disbursements	1,546,219
Reductions:
Payoffs	(872,582)
Paydowns	(661,272)
Total payoffs and paydowns	(1,533,854)
Sales	(6,765)
Transfers to foreclosed assets	(10,964)
Charge-offs	(5,014)
Transfers to loans held for sale	(7,466)
Total reductions	(1,564,063)
Transfers from loans held for sale	1,179
Net decrease	(16,665)
Balance, end of period	$25,473,022

Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the condensed consolidated balance sheets. The "Provision for credit losses" on the condensed consolidated statement of earnings (loss) is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, and the provision for held-to-maturity debt securities.
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
For further information regarding the calculation of the allowance for credit losses on loans and leases held for investment using the CECL methodology, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of our Form 10-K.
In calculating our allowance for credit losses, we continued to consider higher inflation rates, the Federal Reserve's monetary policy, the risk of a recession, technical or otherwise, and the impact of various geopolitical risks on the economy in our process for estimating expected credit losses given the changes in economic forecasts and assumptions along with the uncertainty related to the severity and duration of the economic consequences resulting from such events. Our methodology and framework along with the 4-quarter reasonable and supportable forecast period and 2-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2020. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.
For the first quarter of 2024, we used the Moody’s March 31, 2024 Baseline, S2 Downside 75th Percentile, and S7 Next-Cycle Recession forecast scenarios for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of a near-term recession and inherent uncertainty. Compared to the fourth quarter of 2023, the economic forecasts were relatively consistent, resulting in an immaterial impact to the allowance for credit losses.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. During the first quarter of 2021, we added qualitative components that were based on management’s assessment of various qualitative factors such as economic conditions not captured in the quantitative reserve including collateral dependency. These qualitative components were primarily related to certain loan portfolios including hotels, retail, and office properties that were more directly affected by the COVID-19 pandemic and may react more slowly to the improvements in the general economic conditions. Business operations and collateral valuations in these industries have stabilized with the exception of office properties for which there is continued uncertainty regarding the longer-term impact of remote working and flexible/hybrid work environments.
During the first quarter of 2024, the increase in qualitative adjustments for loans secured by office properties was offset partially by net charge-offs improving loss given default rates and lower reserves needed for lower loan and unfunded commitment balances. Additionally, specific reserves on individually evaluated loans increased during the first quarter of 2024 due to two commercial real estate loans secured by office properties.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our March 31, 2024 ACL using various alternative forecast scenarios weightings and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from lower reserves by 2.47% to higher reserves by 3.00%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
Allowance for Credit Losses Data	2024	2023
	(Dollars in thousands)
Allowance for loan and lease losses	$291,503	$281,687
Reserve for unfunded loan commitments	28,571	29,571
Total allowance for credit losses	$320,074	$311,258

Allowance for loan and lease losses to loans and leases held for investment	1.14%	1.11%
Allowance for credit losses to loans and leases held for investment	1.26%	1.22%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Roll Forward	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$311,258	$291,803
Provision for credit losses:
Addition to allowance for loan and lease losses	11,000	18,500
Reduction in reserve for unfunded loan commitments	(1,000)	(15,500)
Total provision for credit losses	10,000	3,000
Loans and leases charged off:
Real estate mortgage	(2,477)	(9,835)
Real estate construction and land	—	—
Commercial	(704)	(137)
Consumer	(1,833)	(425)
Total loans and leases charged off	(5,014)	(10,397)
Recoveries on loans charged off:
Real estate mortgage	891	200
Real estate construction and land	—	—
Commercial	2,869	975
Consumer	70	45
Total recoveries on loans charged off	3,830	1,220
Net charge-offs	(1,184)	(9,177)
Balance, end of period	$320,074	$285,626

Annualized net charge-offs to
average loans and leases	0.02%	0.13%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Charge-offs	2024	2023
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$—	$6,926
SBA program	37	—
Hotel	—	—
Total commercial real estate mortgage	37	6,926
Multi-family	—	—
Residential mortgage	—	—
Investor-owned residential	1,520	1,811
Residential renovation	920	1,098
Total other residential real estate	2,440	2,909
Total real estate mortgage	2,477	9,835
Real Estate Construction and Land:
Commercial	—	—
Residential	—	—
Total real estate construction and land	—	—
Total real estate	2,477	9,835
Commercial:
Lender finance	—	—
Equipment finance	—	—
Premium finance	—	—
Other asset-based	—	—
Total asset-based	—	—
Equity fund loans	—	—
Venture lending	141	—
Total venture capital	141	—
Secured business loans	211	82
Warehouse lending	—	—
Other lending	352	55
Total other commercial	563	137
Total commercial	704	137
Consumer	1,833	425
Total charge-offs	$5,014	$10,397

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,
Allowance for Credit Losses Recoveries	2024	2023
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$243	$—
SBA program	101	187
Hotel	—	—
Total commercial real estate mortgage	344	187
Multi-family	—	—
Residential mortgage	1	1
Investor-owned residential	301	10
Residential renovation	245	2
Total other residential real estate	547	13
Total real estate mortgage	891	200
Real Estate Construction and Land:
Commercial	—	—
Residential	—	—
Total real estate construction and land	—	—
Total real estate	891	200
Commercial:
Lender finance	—	—
Equipment finance	—	—
Premium finance	—	—
Other asset-based	—	231
Total asset-based	—	231
Equity fund loans	—	—
Venture lending	357	363
Total venture capital	357	363
Secured business loans	263	20
Warehouse lending	—	—
Other lending	2,249	361
Total other commercial	2,512	381
Total commercial	2,869	975
Consumer	70	45
Total recoveries	$3,830	$1,220

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	March 31, 2024		December 31, 2023
		% of		% of	Increase
Deposit Composition	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,833,608	27%	$7,774,254	26%	$59,354
Interest-bearing:
Checking	7,836,097	27%	7,808,764	26%	27,333
Money market	5,020,110	17%	6,187,889	20%	(1,167,779)
Savings	2,016,398	7%	1,997,989	6%	18,409
Time:
Non-brokered	2,761,836	10%	3,139,270	10%	(377,434)
Brokered	3,424,358	12%	3,493,603	12%	(69,245)
Total time deposits	6,186,194	22%	6,632,873	22%	(446,679)
Total interest-bearing	21,058,799	73%	22,627,515	74%	(1,568,716)
Total deposits	$28,892,407	100%	$30,401,769	100%	$(1,509,362)
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	March 31, 2024		December 31, 2023
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$5,149,152	18%	$5,526,396	18%
Time deposits over $250,000	1,037,042	4%	1,106,477	4%
Total time deposits	$6,186,194	22%	$6,632,873	22%
During the three months ended March 31, 2024, total deposits decreased by $1.5 billion, or 5.0%, to $28.9 billion at March 31, 2024 due primarily to a decrease of $1.2 billion in money market accounts and a decrease of $0.4 billion in non-brokered time deposits. At March 31, 2024, noninterest-bearing deposits totaled $7.8 billion, or 27%, of total deposits and interest-bearing deposits totaled $21.1 billion, or 73%, of total deposits.
As of March 31, 2024, FDIC-insured deposits represented approximately 74% of total deposits, including accounts eligible for pass-through insurance, down from 76% as of December 31, 2023. Available liquidity (on-balance sheet liquidity plus unused borrowing capacity and unpledged AFS securities) was $16.8 billion at March 31, 2024, which exceeded uninsured and uncollateralized deposits of $7.1 billion, with a coverage ratio of 238% as compared to a coverage ratio of 247% at December 31, 2023. Available liquidity also represented 58% of total deposits at March 31, 2024.
The Bank is a participant in the IntraFi Network, a network that offers deposit placement services such as ICS and CDARS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At March 31, 2024, the Bank had $8.1 billion of reciprocal deposits compared to $8.9 billion at December 31, 2023.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2024	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,730,351	$375,366	$2,105,717
Due in over three months through six months	1,545,562	339,815	1,885,377
Due in over six months through 12 months	1,707,097	235,761	1,942,858
Total due within 12 months	4,983,010	950,942	5,933,952
Due in over 12 months through 24 months	158,378	80,710	239,088
Due in over 24 months	7,764	5,390	13,154
Total due over twelve months	166,142	86,100	252,242
Total	$5,149,152	$1,037,042	$6,186,194
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through BAM, our registered investment adviser subsidiary, and third-party money market sweep products. BAM provides customized investment advisory and asset management solutions. At March 31, 2024, total off-balance sheet client investment funds were $1.2 billion, of which $0.6 billion was managed by BAM. At December 31, 2023, total off-balance sheet client investment funds were $0.6 billion, of which $0.2 billion was managed by BAM.

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$145,785	$62,527
Accruing loans contractually past due 90 days or more	—	11,750
Total nonperforming loans and leases	145,785	74,277
Foreclosed assets, net	12,488	7,394
Total nonperforming assets	$158,273	$81,671

Classified loans and leases held for investment	$366,729	$228,417
Special mention loans and leases held for investment	$556,509	$513,312
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.57%	0.25%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.62%	0.32%
Allowance for credit losses to nonaccrual loans and leases held for investment	219.6%	497.8%
Classified loans and leases held for investment to loans and leases held for investment	1.44%	0.90%
Special mention loans and leases held for investment to loans and leases held for investment	2.18%	2.01%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	March 31, 2024		December 31, 2023		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$66,527	$22,252	$15,669	$10,577	$50,858	$11,675
Multi-family	953	9,046	1,020	2,302	(67)	6,744
Other residential	61,754	62,897	31,041	83,747	30,713	(20,850)
Total real estate mortgage	129,234	94,195	47,730	96,626	81,504	(2,431)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	4,606	—	—	—	4,606
Total real estate construction and land	—	4,606	—	—	—	4,606
Commercial:
Asset-based	2,325	11,701	2,689	608	(364)	11,093
Venture capital	—	—	325	—	(325)	—
Other commercial	13,390	5,581	10,972	1,187	2,418	4,394
Total commercial	15,715	17,282	13,986	1,795	1,729	15,487
Consumer	836	2,696	811	3,461	25	(765)
Total held for investment	$145,785	$118,779	$62,527	$101,882	$83,258	$16,897

During the three months ended March 31, 2024, nonperforming loan and leases held for investment increased by $71.5 million to $145.8 million at March 31, 2024 due mainly to additions of $90.7 million, offset partially by transfers to accrual status of $12.8 million, principal and other reductions including sales of $5.0 million, and charge-offs of $1.4 million. Included in additions are four commercial real estate mortgage loans (three office properties and one retail) totaling $51.6 million and Civic loans of $25.0 million. As of March 31, 2024, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $46.3 million and represented 32% of total nonaccrual loans and leases.
Loans and leases accruing 30-89 days past due generally fluctuate from period to period. The $16.9 million increase to $118.8 million as of March 31, 2024 was due mainly to an increase in commercial real estate and asset-based delinquent loans.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	March 31,	December 31,
Property Type	2024	2023
	(In thousands)
Single-family residential	$12,488	$7,394
Total OREO, net	12,488	7,394
Other foreclosed assets	—	—
Total foreclosed assets, net	$12,488	$7,394
During the three months ended March 31, 2024, foreclosed assets increased by $5.1 million to $12.5 million at March 31, 2024 due mainly to additions of $11.0 million, offset partially by sales of $5.6 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	March 31,	December 31,
Loan and Lease Credit Risk Ratings	2024	2023
	(In thousands)
Pass	$24,549,784	$24,747,958
Special mention	556,509	513,312
Classified	366,729	228,417
Total loans and leases held for investment, net of deferred fees	$25,473,022	$25,489,687
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

The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	March 31, 2024		December 31, 2023		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$174,525	$196,450	$75,739	$219,687	$98,786	$(23,237)
Multi-family	74,646	94,218	74,954	108,356	(308)	(14,138)
Other residential	66,410	31,599	38,155	54,197	28,255	(22,598)
Total real estate mortgage	315,581	322,267	188,848	382,240	126,733	(59,973)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	3,005	—	2,757	—	248
Total real estate construction and land	—	3,005	—	2,757	—	248
Commercial:
Asset-based	8,495	11,316	4,561	12,506	3,934	(1,190)
Venture capital	10,453	198,311	7,805	98,633	2,648	99,678
Other commercial	31,222	15,080	26,044	9,984	5,178	5,096
Total commercial	50,170	224,707	38,410	121,123	11,760	103,584
Consumer	978	6,530	1,159	7,192	(181)	(662)
Total	$366,729	$556,509	$228,417	$513,312	$138,312	$43,197
During the three months ended March 31, 2024, classified loans and leases increased by $138.3 million to $366.7 million at March 31, 2024 due mainly to increases of $98.8 million in commercial real estate mortgage classified loans, the majority of which relates to four large CRE relationships, and $28.3 million in other residential real estate mortgage classified loans (Civic loans).
During the three months ended March 31, 2024, special mention loans and leases increased by $43.2 million to $556.5 million at March 31, 2024 due primarily to an increase of $99.7 million in venture capital commercial special mention loans, offset partially by decreases of $23.2 million in commercial real estate mortgage special mention loans and $22.6 million in other residential real estate mortgage special mention loans.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2024, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum Total risk-based capital ratio of 10.00%.
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2024, such disallowed amounts was $243.3 million for the Company. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company will not have increased deferred tax assets that are disallowed.

Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At March 31, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The Company and the Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the March 31, 2024 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount is now being phased out of regulatory capital evenly over the three years from 2022 to 2024. The add-back as of March 31, 2024 ranged from 0 basis points to 2 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
March 31, 2024	Actual	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.12%	4.00%	N/A	N/A
CET1 capital ratio	10.09%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.38%	6.00%	8.50%	N/A
Total capital ratio	16.40%	8.00%	10.50%	N/A

Banc of California:
Tier 1 leverage capital ratio	9.84%	4.00%	N/A	5.00%
CET1 capital ratio	13.35%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.35%	6.00%	8.50%	8.00%
Total capital ratio	15.88%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
December 31, 2023	Actual	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.00%	4.00%	N/A	N/A
CET1 capital ratio	10.14%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.44%	6.00%	8.50%	N/A
Total capital ratio	16.43%	8.00%	10.50%	N/A

Banc of California:
Tier 1 leverage capital ratio	9.62%	4.00%	N/A	5.00%
CET1 capital ratio	13.27%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.27%	6.00%	8.50%	8.00%
Total capital ratio	15.75%	8.00%	10.50%	10.00%
The Company's consolidated common equity Tier 1 (CET1), Tier 1 and Total capital ratios decreased during the three months ended March 31, 2024 due mainly to an increase in risk-weighted assets, partially offset by positive earnings. The consolidated Tier 1 leverage ratio increased during the three months ended March 31, 2024 due mainly to a decrease in average assets attributable primarily to decreased cash and cash equivalents.

Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of March 31, 2024, the carrying value of subordinated debt totaled $937.7 million. At March 31, 2024, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $791.9 million were included in Tier II capital.
Dividends on Common Stock and Interest on Subordinated Debt
As a bank holding company, Banc of California, Inc. is required to notify and receive approval from the FRB prior to declaring and paying a dividend to common stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made on subordinated debt are considered dividend payments under FRB regulations. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. The Company currently is required to receive FRB approval to declare or pay a dividend to stockholders. Further, if the Company defaults or elects to defer the interest payments on its subordinated debt, it is restricted from paying dividends on its Series F preferred and common stock.
Dividends on Preferred Stock
The Company's ability to pay dividends on the Series F preferred stock depends on the ability of the Bank to pay dividends to the holding company. The ability of the Company and the Bank to pay dividends in the future is subject to bank regulatory requirements, including capital regulations and policies established by the FRB, and the DFPI, as applicable. Dividends on the Series F preferred stock will not be declared, paid, or set aside for payment to the extent such act would cause us to fail to comply with applicable laws and regulations, including applicable FRB capital adequacy regulations and policies.
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
We have a Management Finance Committee ("MFC") that is comprised of members of senior management and is responsible for managing commitments to meet the needs of customers while achieving our financial objectives. MFC meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.
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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.3 billion at March 31, 2024, and $307.4 million was pledged for letters of credit and the balance outstanding was $300.0 million as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.2 billion of certain qualifying loans and $20.1 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $6.9 billion at March 31, 2024, all of which was available, and $1.5 billion under the Bank Term Funding Program, which was fully borrowed as of that date. The FRBSF Discount Window secured credit line was collateralized by liens on $7.7 billion of qualifying loans and $1.0 billion of pledged securities, and the Bank Term Funding Program credit line was collateralized by pledged securities with a market value of $1.3 billion and a par value of $1.6 billion. The Bank Term Funding Program provides borrowing capacity on qualifying government and government agency guaranteed securities based on the collateral par value.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $290.0 million in the aggregate with several correspondent banks. As of March 31, 2024, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2024, there was no outstanding balance through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2024	2023
	(Dollars in thousands)
Cash and due from banks	$199,922	$202,427
Interest-earning deposits in financial institutions	2,885,306	5,175,149
Securities available-for-sale, at fair value	2,286,682	2,346,864
Securities held-to-maturity, at fair value	2,153,349	2,168,316
Less: pledged securities, available-for-sale, at fair value	(771,107)	(2,063,754)
Less: pledged securities, held-to-maturity, at fair value	(2,100,308)	(2,117,110)
Total primary liquidity	$4,653,844	$5,711,892

Ratio of primary liquidity to total deposits	16.1%	18.8%

Secondary Liquidity - Off-Balance Sheet	March 31,	December 31,
Available Secured Borrowing Capacity	2024	2023
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,298,473	$5,302,210
Less: letters of credit	(307,441)	(243,801)
Less: secured advances outstanding	(300,000)	—
Available secured borrowing capacity with the FHLB	5,691,032	5,058,409
Available secured borrowing capacity with the FRBSF	6,860,233	6,916,235
Total secondary liquidity	$12,551,265	$11,974,644
During the three months ended March 31, 2024, the Company's primary liquidity decreased by $1.1 billion to $4.7 billion at March 31, 2024 due mainly to a $2.3 billion decrease in interest-earning deposits in financial institutions, offset partially by a decrease of $1.3 billion in pledged AFS securities. During the three months ended March 31, 2024, the Company's secondary liquidity increased by $576.6 million to $12.6 billion at March 31, 2024 due mainly to an increase in available secured borrowing capacity with the FHLB of $632.6 million.

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
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2024, brokered deposits totaled $4.1 billion, consisting of $662.8 million of non-maturity brokered accounts and $3.4 billion of brokered time deposits. At December 31, 2023, brokered deposits totaled $4.6 billion, consisting of $1.1 billion of non-maturity brokered accounts and $3.5 billion of brokered time deposits.
Our liquidity policy includes guidelines, which are governed by the Company's Risk Appetite Statement, which include the following metrics: Balance Sheet Liquidity Ratio (unencumbered liquid assets divided by the sum of deposits and borrowings), Brokered Deposits to Total Funding Ratio (wholesale deposits to total deposits plus borrowings), Total Borrowings to Total Funding Ratio (borrowings to total deposits and borrowings), Short-Term Non-Core Funding Ratio (retail time deposits of $250,000 or more that mature within one year, brokered deposits that mature within one year, listing service deposits that mature within one year, official checks, escrow and title company deposits, 1031 exchange accommodator deposits, Federal Funds purchased, and borrowings that mature within one year as a percentage of total assets) and the Wholesale Funding Ratio (wholesale deposits to total deposits and borrowings). At March 31, 2024, the Bank was in compliance with all of its funding concentration liquidity guidelines.
Holding Company Liquidity
Banc of California, Inc. acts as a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and Banc of California, Inc.'s ability to raise capital, issue subordinated debt, and secure outside borrowings. Banc of California, Inc.'s ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. Banc of California, Inc.'s ability to pay dividends is also subject to the restrictions set forth by the FRB, and by certain covenants contained in our subordinated debt. See "-Regulatory Matters - Dividend on Preferred Stock" for information regarding the payment of dividends on the Series F preferred stock.
At March 31, 2024, Banc of California, Inc. had $233.9 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2024, our loan commitments and standby letters of credit were $5.5 billion and $248.5 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of March 31, 2024, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $8.6 million and $27.8 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $8.7 million and $28.5 million. We recognized a foreign currency translation net loss of $190,000 for the three months ended March 31, 2024 and a foreign currency translation net loss of $165,000 for the three months ended March 31, 2023.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk - Company Governance. On a monthly basis, we measure our IRR position using two methods: (i) Net Interest Income ("NII") simulation analysis and (ii) Market Value of Equity ("MVE") modeling. The Management Finance Committee ("MFC") and the Finance Committee of the Company's Board of Directors review the results of these analyses at least quarterly. As discussed in more detail below, if projected changes to interest rates cause changes to our simulated net present value of equity and/or net interest income to be outside our pre-established IRR limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
The pre-established IRR Limits are recommended by management, determined based on analytical review and available peer data published by regulatory agencies about the IRR Limits utilized by other regional banks, and documented in the Company's ALCO Policy. The ALCO Policy is approved by MFC and the Finance Committee of the Board of Directors annually. We believe our ALCO Policy IRR Limits are consistent with prevailing practice in the regional banking industry.
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
The IRR Model is updated monthly and the IRR Model results are reported to MFC and the Finance Committee of the Company's Board of Directors at each monthly or quarterly meeting, as applicable.
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

The Management Finance Committee ("MFC") is comprised of select members of senior management. The Company also has a Finance Committee of the Boards of Directors of the Company and the Bank (together with MFC, the “ALCOs”). In order to manage the risk of potential adverse effects of material and prolonged or volatile changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while management monitors adherence to those guidelines with oversight by the ALCOs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet no less than quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our economic value of equity analysis.
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
Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Finance Committee of the Boards of Directors of the Company and Bank, which delegates the day to day management of interest rate risk to the MFC. MFC ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. The Finance Committee of the Boards of Directors of the Company and the Bank reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of our asset liability management policy, our Board of Directors periodically reviews the interest rate risk policy limits.
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
We used a NII simulation model to measure the estimated changes in NII that would result over the next twelve months from immediate and sustained changes in interest rates as of March 31, 2024. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next twelve months, therefore the results reflect an interest rate shock to a static balance sheet. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income.
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
At March 31, 2024, our interest rate risk profile is slightly “liability sensitive,” but less liability sensitive as compared to our “liability sensitive” interest rate risk profile position as of December 31, 2023. This shift is primarily due to the change in the mix of funding sources during the first quarter of 2024 resulting from the paydown of the Bank Term Funding Program balance. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at March 31, 2024 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
March 31, 2024	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$5,837	$(358)	(5.8)%	$1,076	$(4)	(0.4)%
+100 bps	$6,023	$(172)	(2.8)%	$1,071	$(9)	(0.8)%
0 bps	$6,195			$1,080
-100 bps	$6,349	$154	2.5%	$1,093	$13	1.2%
-200 bps	$6,472	$277	4.5%	$1,105	$25	2.4%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10. Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
In addition, in the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, and taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2023. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the first quarter of 2024:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program	Program
	(Dollars in thousands, except per share amounts)
January 1 - January 31, 2024	600	$13.74	—	$—
February 1 - February 29, 2024	44,782	$14.73	—	$—
March 1 - March 31, 2024	38,722	$14.77	—	$—
Total	84,104	$14.74	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Update to Previously Reported Results
On April 23, 2024, the Company issued a press release announcing its financial results for the first quarter ended March 31, 2024 (the “Earnings Press Release”). In the Earnings Press Release, the Company reported $32.5 million of net loan discount accretion for the three months ended March 31, 2024 related primarily to the accretion of fair value discounts on loans acquired in the recent transformational merger between the Company and PacWest Bancorp. While completing its review procedures for the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, the Company identified an error in its previously reported amount of net loan discount accretion and, accordingly, adjusted its net loan discount accretion for the three months ended March 31, 2024 to $22.4 million. As a result, the Company also adjusted net earnings from $38.1 million to $30.9 million, diluted earnings per share from $0.17 to $0.12, and adjusted diluted earnings per share from $0.19 to $0.15 (see "Non-GAAP Financial Measures").
The Company determined that there was a data boarding issue in the Company’s loan servicing system related to acquired loans with terminal balloon payments which impacted the accretion calculation of fair value discounts. This data boarding issue resulted in a higher net loan discount accretion for those loans for the three months ended March 31, 2024. Upon identifying this issue, the Company engaged a nationally recognized accounting firm to assist it in completing a revised calculation of the net loan discount accretion for these loans.
The information in this Form 10-Q amends and supersedes the disclosures in the Earnings Press Release.
Trading Arrangements
During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 25, 2023, by and among PacWest Bancorp, Banc of California, Inc. and Cal Merger Sub, Inc. (Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2023 and incorporated herein by reference).

3.1
Third Articles of Restatement of Banc of California, Inc., restated as of February 27, 2024 (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).

3.2	Sixth Amended and Restated Bylaws of Banc of California, Inc. (Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 15, 2023 and incorporated herein by reference.)[1]
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).
1

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	Cover page of Banc of California, Inc.'s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 10, 2024	/s/ Jared M. Wolff
Jared M. Wolff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2024	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2024	/s/ Monica L. Sparks
Monica L. Sparks
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)