Form 10-Q
period 2024-06-30
BANC OF CALIFORNIA, INC.
filed 2024-08-09
CIK 1169770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State of Incorporation)	(I.R.S. Employer Identification No.)
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

As of August 1, 2024, there were 158,303,424 shares of the registrant's voting common stock outstanding, excluding 308,057 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
JUNE 30, 2024 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	HFS	Held for Sale
AFX	American Financial Exchange	HLBV	Hypothetical Liquidation at Book Value
ALLL	Allowance for Loan and Lease Losses	HTM	Held-to-Maturity
ALM	Asset Liability Management	ICS	IntraFi Cash Service
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
BAM	BofCal Asset Management Inc.	LIHTC	Low Income Housing Tax Credit
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LOCOM	Lower of Cost or Market
BOLI	Bank Owned Life Insurance	MBS	Mortgage-Backed Securities
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1	NVCE	Non-Voting Common Stock Equivalents
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OREO	Other Real Estate Owned
CMBS	Commercial Mortgage-Backed Securities	PCD	Purchased Credit Deteriorated
CMOs	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Units
COVID-19	Coronavirus Disease	ROU	Right-of-use
CRA	Community Reinvestment Act	RSUs	Restricted Stock Units
CRE	Commercial Real Estate	S&P	Standard & Poor's
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FDIC	Federal Deposit Insurance Corporation	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$203,467	$202,427
Interest-earning deposits in financial institutions	2,495,343	5,175,149
Total cash, cash equivalents, and restricted cash	2,698,810	5,377,576
Securities available-for-sale, at fair value, net of allowance for credit losses
(amortized cost of $2,613,901 and $2,699,255, respectively)	2,244,031	2,346,864
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,145,929 and $2,168,316, respectively)	2,296,708	2,287,291
FRB and FHLB stock, at cost	132,380	126,346
Total investment securities	4,673,119	4,760,501
Loans held for sale	1,935,455	122,757
Loans and leases held for investment	23,255,297	25,534,730
Deferred fees, net	(26,388)	(45,043)
Allowance for loan and lease losses	(247,762)	(281,687)
Total loans and leases held for investment, net	22,981,147	25,208,000
Equipment leased to others under operating leases	335,968	344,325
Premises and equipment, net	145,734	146,798
Bank owned life insurance	341,779	339,643
Goodwill	215,925	198,627
Intangible assets, net	148,894	165,477
Deferred tax asset, net	738,534	739,111
Other assets	1,028,474	1,131,249
Total assets	$35,243,839	$38,534,064
LIABILITIES:
Noninterest-bearing deposits	$7,825,007	$7,774,254
Interest-bearing deposits	20,979,443	22,627,515
Total deposits	28,804,450	30,401,769
Borrowings (including $124,434 and $123,116 at fair value, respectively)	1,440,875	2,911,322
Subordinated debt	939,287	936,599
Accrued interest payable and other liabilities	651,379	893,609
Total liabilities	31,835,991	35,143,299
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 158,252,791 shares issued and 157,941,818 outstanding at
June 30, 2024; 157,651,752 shares issued and 156,790,349 outstanding at December 31, 2023)	1,583	1,577
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at June 30, 2024
and 477,321 shares issued at December 31, 2023)	5	5
Non-voting common stock equivalents ($0.01 par value, 10,145,600 shares issued at
June 30, 2024 and 10,829,990 shares issued at December 31, 2023)	101	108
Additional paid-in capital	3,813,312	3,840,974
Retained deficit	(477,010)	(518,301)
Accumulated other comprehensive loss, net	(428,659)	(432,114)
Total stockholders' equity	3,407,848	3,390,765
Total liabilities and stockholders' equity	$35,243,839	$38,534,064
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2023	2024	2023
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$388,853	$385,465	$408,972	$774,318	$839,657
Investment securities	33,836	34,303	44,153	68,139	88,390
Deposits in financial institutions	39,900	58,936	86,763	98,836	129,629
Total interest income	462,589	478,704	539,888	941,293	1,057,676
Interest expense:
Deposits	186,106	194,807	178,789	380,913	334,681
Borrowings	30,311	38,124	160,914	68,435	230,036
Subordinated debt	16,684	16,671	14,109	33,355	27,611
Total interest expense	233,101	249,602	353,812	482,703	592,328
Net interest income	229,488	229,102	186,076	458,590	465,348
Provision for credit losses	11,000	10,000	2,000	21,000	5,000
Net interest income after provision for
credit losses	218,488	219,102	184,076	437,590	460,348
Noninterest income:
Leased equipment income	11,487	11,716	22,387	23,203	36,244
Other commissions and fees	8,629	8,142	11,241	16,771	21,585
Service charges on deposit accounts	4,540	4,705	4,315	9,245	7,888
Gain (loss) on sale of loans and leases	1,135	(448)	(158,881)	687	(155,919)
Dividends and gains on equity
investments	1,166	3,068	2,658	4,234	3,756
Warrant (loss) income	(324)	178	(124)	(146)	(457)
LOCOM HFS adjustment	(38)	330	(11,943)	292	(11,943)
Other income	3,197	6,125	2,265	9,322	7,155
Total noninterest income (loss)	29,792	33,816	(128,082)	63,608	(91,691)
Noninterest expense:
Compensation	85,914	92,236	82,881	178,150	171,357
Customer related expense	32,405	30,919	27,302	63,324	51,307
Insurance and assessments	26,431	20,461	25,635	46,892	37,352
Occupancy	17,455	17,968	15,383	35,423	30,450
Information technology and data
processing	15,459	15,418	12,887	30,877	25,866
Intangible asset amortization	8,484	8,404	2,389	16,888	4,800
Leased equipment depreciation	7,511	7,520	9,088	15,031	18,463
Other professional services	5,183	5,075	9,973	10,258	16,046
Loan expense	4,332	4,491	5,245	8,823	11,769
Acquisition, integration and
reorganization costs	(12,650)	—	12,394	(12,650)	20,908
Goodwill impairment	—	—	—	—	1,376,736
Other expense	13,119	8,026	117,260	21,145	128,386
Total noninterest expense	203,643	210,518	320,437	414,161	1,893,440
Earnings (loss) before income taxes	44,637	42,400	(264,443)	87,037	(1,524,783)
Income tax expense (benefit)	14,304	11,548	(67,029)	25,852	(131,945)
Net earnings (loss)	30,333	30,852	(197,414)	61,185	(1,392,838)
Preferred stock dividends	9,947	9,947	9,947	19,894	19,894
Net earnings (loss) available to common
and equivalent stockholders	$20,386	$20,905	$(207,361)	$41,291	$(1,412,732)
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2023	2024	2023
	(Unaudited)
	(In thousands, except per share amounts)
Earnings (loss) per share:
Basic	$0.12	$0.12	$(2.67)	$0.25	$(18.21)
Diluted	$0.12	$0.12	$(2.67)	$0.25	$(18.21)

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2023	2024	2023
	(Unaudited)
	(In thousands)
Net earnings (loss)	$30,333	$30,852	$(197,414)	$61,185	$(1,392,838)
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	729	(18,208)	(64,145)	(17,479)	3,826
Income tax (expense) benefit related to unrealized net
holding gains (losses) arising during the period	(207)	5,167	17,768	4,960	(1,060)
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	522	(13,041)	(46,377)	(12,519)	2,766
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	8,106	8,110	7,877	16,216	15,761
Income tax expense related to amortization of unrealized
net loss on securities transferred from
available-for-sale to held-to-maturity	(2,300)	(2,302)	(2,182)	(4,602)	(4,366)
Amortization of unrealized net loss on securities
transferred from available-for-sale
to held-to-maturity, net of tax	5,806	5,808	5,695	11,614	11,395
Change in fair value of credit-linked notes	636	(1,251)	4,057	(615)	4,057
Income tax (expense) benefit related to change in fair
value of credit-linked notes	(149)	355	(1,118)	206	(1,118)
Change in fair value of credit-linked notes,
net of tax	487	(896)	2,939	(409)	2,939
Unrealized gain on cash flow hedges arising
during the period	1,283	5,425	—	6,708	—
Income tax expense related to unrealized gain
on cash flow hedges arising during the period	(321)	(1,618)	—	(1,939)	—
Unrealized gain on cash flow hedges,
net of tax	962	3,807	—	4,769	—
Other comprehensive income (loss), net of tax	7,777	(4,322)	(37,743)	3,455	17,100
Comprehensive income (loss)	$38,110	$26,530	$(235,157)	$64,640	$(1,375,738)

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2024
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2023	$498,516	$1,577	$5	$108	$3,840,974	$(518,301)	$(432,114)	$3,390,765
Net earnings	—	—	—	—	—	30,852	—	30,852
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(4,322)	(4,322)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(1)	—	—	4,657	—	—	4,656
Conversion of non-voting
common stock equivalents
to voting common stock	—	7	—	(7)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(1,238)	—	—	(1,238)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	70	—	—	70
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,686)	—	—	(16,686)
Balance, March 31, 2024	$498,516	$1,583	$5	$101	$3,827,777	$(497,396)	$(436,436)	$3,394,150
Net earnings	—	—			—	30,333	—	30,333
Other comprehensive income,
net of tax	—	—	—	—	—	—	7,777	7,777
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	3,912	—	—	3,912
Restricted stock surrendered	—	—	—	—	(1,154)	—	—	(1,154)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	78	—	—	78
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,301)	—	—	(17,301)
Balance, June 30, 2024	$498,516	$1,583	$5	$101	$3,813,312	$(477,010)	$(428,659)	$3,407,848

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2024
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2023	513,250	157,651,752	477,321	10,829,990
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	67,209	—	—
Restricted stock surrendered	—	(17,364)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,721	—	—
Conversion of non-voting common stock equivalents
to voting common stock	—	684,390	—	(684,390)
Number of shares, March 31, 2024	513,250	158,390,708	477,321	10,145,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	(66,623)	—	—
Restricted stock surrendered	—	(77,549)	—	—
Shares purchased under Dividend Reinvestment Plan	—	6,255	—	—
Number of shares, June 30, 2024	513,250	158,252,791	477,321	10,145,600
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2023
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Earnings	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2022	$498,516	$1,230	$—	$—	$2,821,064	$1,420,624	$(790,903)	$3,950,531
Net loss	—					(1,195,424)	—	(1,195,424)
Other comprehensive income,
net of tax	—	—	—	—	—	—	54,843	54,843
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	2	—	—	4,981		—	4,983
Restricted stock surrendered	—	—	—	—	(4,053)	—	—	(4,053)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.38/share	—		—	—	(29,456)		—	(29,456)
Balance, March 31, 2023	$498,516	$1,232	$—	$—	$2,792,536	$215,253	$(736,060)	$2,771,477
Net loss		—			—	(197,414)	—	(197,414)
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(37,743)	(37,743)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	1	—	—	8,933	—	—	8,934
Restricted stock surrendered	—	—	—	—	(1,019)	—	—	(1,019)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.02/share	—	—	—	—	(1,093)	—	—	(1,093)
Balance, June 30, 2023	$498,516	$1,233	$—	$—	$2,799,357	$7,892	$(773,803)	$2,533,195

	Six Months Ended June 30, 2023
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2022	513,250	78,973,869	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	110,661	—	—
Restricted stock surrendered	—	(96,106)	—	—
Number of shares, March 31, 2023	513,250	78,988,424	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	54,188	—	—
Restricted stock surrendered	—	(103,588)	—	—
Shares purchased under Dividend Reinvestment Plan	—	—	—	—
Number of shares, June 30, 2023	513,250	78,939,024	—	—
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$61,185	$(1,392,838)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Goodwill impairment	—	1,376,736
Depreciation and amortization	27,687	27,622
Amortization of net premiums on investment securities	12,496	19,281
Decrease in deferred loan fees and discounts, net	(63,017)	(59,823)
Amortization of intangible assets	16,888	4,800
Amortization of operating lease ROU assets	17,842	14,580
Provision for credit losses	21,000	5,000
Gain on sale of foreclosed assets	(568)	(210)
Provision for losses on foreclosed assets	813	685
(Gain) loss on sale of loans and leases	(687)	155,919
Loss (gain) on sale of premises and equipment	81	(5)
Gain on BOLI death benefit	(52)	(416)
Unrealized loss (gain) on derivatives, foreign currencies, and credit-linked notes, net	3,169	(1,682)
LOCOM HFS adjustment	(292)	11,943
Earned stock compensation	8,568	13,917
Acquisition, integration, and reorganization costs	—	70
Decrease (increase) in other assets	82,733	(181,990)
(Decrease) increase in accrued interest payable and other liabilities	(237,139)	30,548
Net cash (used in) provided by operating activities	(49,293)	24,137

Cash flows from investing activities:
Net (increase) decrease in loans and leases	(101,402)	497,408
Proceeds from sales of loans and leases	530,292	5,283,557
Proceeds from maturities and paydowns of securities available-for-sale	84,629	131,475
Purchases of securities available-for-sale	(5,558)	(5,836)
Proceeds from maturities and paydowns of securities held-to-maturity	586	568
Purchases of FHLB and FRB stock	(7,816)	(194,918)
Redemptions of FHLB and FRB stock	1,782	211,958
Proceeds from sales of foreclosed assets	8,622	5,346
Purchases of premises and equipment, net	(6,639)	(9,245)
Proceeds from sales of premises and equipment	2	13
Proceeds from BOLI death benefit	1,519	3,567
Net (increase) decrease in equipment leased to others under operating leases	(6,674)	5,770
Net cash provided by investing activities	499,343	5,929,663

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	50,753	(5,156,999)
Net decrease in interest-bearing deposits	(1,648,072)	(882,252)
Repayments of borrowings	(2,075,372)	(1,523,382)
Proceeds from borrowings	600,000	6,122,273
Shares purchased under the Dividend Reinvestment Plan	148	—
Restricted stock surrendered	(2,392)	(5,072)
Preferred stock dividends paid	(19,894)	(19,894)
Common stock dividends paid	(33,987)	(30,549)
Net cash used in financing activities	(3,128,816)	(1,495,875)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,678,766)	4,457,925
Cash, cash equivalents, and restricted cash, beginning of period	5,377,576	2,240,222
Cash, cash equivalents, and restricted cash, end of period	$2,698,810	$6,698,147
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$607,769	$467,830
Cash (received) paid for income taxes	(7,175)	1,143
Loans transferred to foreclosed assets	14,776	9,225
Transfers from loans held for investment to loans held for sale	1,915,180	3,076,427
Transfers to loans held for investment from loans held for sale	1,179	370,375
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and member of the FRB. When we refer to the “parent” or the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. As a bank holding company, Banc of California, Inc. is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the FRB. As a California state-chartered bank and a member of the FRB, the Bank is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the DFPI and the FRB. The Bank is also a member of the FHLB system, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.
Banc of California is one of the nation's premier relationship-based business banks focused on providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank provides a broad range of loan and deposit products and services through more than 80 full-service branches throughout California and in Denver, Colorado, and Durham, North Carolina, as well as full-stack payment processing solutions through its subsidiary, Deepstack Technologies, LLC (“Deepstack”). Banc of California also serves the Community Association Management Industry nationwide with its technology-forward platform SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
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
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC ("Form 10-K").
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
NOTE 2. BUSINESS COMBINATIONS
On November 30, 2023 (the “Merger Date”), PacWest Bancorp merged with and into Banc of California, Inc., with Banc of California, Inc. continuing as the surviving legal corporation (the “Merger”). Promptly following the Merger, Banc of California, Inc.’s wholly owned bank subsidiary, Banc of California, N.A., merged with and into PacWest Bancorp’s wholly owned bank subsidiary, Pacific Western Bank, with Pacific Western Bank surviving the merger. The name of the bank was then changed to Banc of California. Refer to Note 1. Organization and Summary of Significant Accounting Policies under the Basis of Presentation for more information pertaining to the completed Merger.
The Merger was accounted for as a reverse merger using the acquisition method of accounting; therefore, PacWest Bancorp was deemed the acquirer for financial reporting purposes, even though Banc of California, Inc. was the legal acquirer. The Merger was an all-stock transaction and has been accounted for as a business combination. Pursuant to the merger agreement, on the Merger Date, each holder of PacWest Bancorp common stock received 0.6569 of a share (the “Exchange Ratio”) of Banc of California, Inc.'s common stock for each share of PacWest Bancorp common stock held. Each outstanding share of common stock of Banc of California, Inc. remained outstanding. As of the Merger Date, PacWest Bancorp had approximately 120.0 million and Banc of California, Inc. had approximately 57.0 million shares of common stock outstanding. On the Merger Date, the shares of PacWest Bancorp common stock, which previously traded under the ticker symbol “PACW” on NASDAQ, ceased trading on, and were delisted from, NASDAQ. Following the Merger, Banc of California, Inc. common stock continues to trade on NYSE, with the ticker symbol of “BANC.”

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides the preliminary purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Company. The estimates of fair value were recorded based on initial valuations available at the Merger Date and further adjusted in the second quarter based on new information. These estimates, including initial accounting for deferred taxes and acquired loans, are considered preliminary as of June 30, 2024 and remain subject to additional adjustment for up to one year after the Merger Date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information obtained during the measurement period resulted in changes in the second quarter and further additional information that may be obtained during the remaining measurement period may result in additional changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. The fair value of acquired net tax assets may change once the final tax returns have been filed and the fair value of acquired loans may change due to additional information being obtained during the measurement period, including the determination of PCD loans as the Company further evaluates the information as of the acquisition date.

November 30, 2023
Purchase Price Consideration:
(In thousands)
Total merger consideration	$663,004
Fair value of assets acquired:
Cash and due from banks	$335,300
Investment securities available-for-sale	872,800
Loans and leases held for sale	2,179,860
Loans and leases held for investment, net of allowance for loan and lease losses	3,953,888
Premises and equipment	103,500
Other intangible assets	145,500
Current and deferred tax assets, net	208,771
Other assets	391,050
Total assets acquired	$8,190,669
Fair value of liabilities assumed:
Deposits	$6,547,659
FHLB advances	794,000
Long-term debt	257,600
Other liabilities	144,331
Total liabilities assumed	$7,743,590
Net assets acquired	447,079
Goodwill	$215,925
In connection with the Merger, the Company recorded approximately $215.9 million of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Information regarding the allocation of goodwill recorded as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 6. Goodwill and Other Intangible Assets, Net of the Notes to Consolidated Financial Statements. None of the goodwill recognized is expected to be deductible for income tax purposes.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the periods ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, we pledged cash collateral for our derivative contracts of $2.9 million and $3.3 million. In connection with the issuance of the credit-linked notes on September 29, 2022, legacy Pacific Western Bank established a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $123.0 million at June 30, 2024 and $125.2 million at December 31, 2023. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. As of June 30, 2024 and December 31, 2023, the balance of such restricted cash totaled $58.0 million and $56.6 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	June 30, 2024
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,333,993	$—	$1,333,993	$—	$(232,132)	$1,101,861
Agency commercial MBS	257,920	—	257,920	—	(16,577)	241,343
Agency residential CMOs	313,088	—	313,088	—	(34,828)	278,260
Municipal securities	34,541	—	34,541	—	(1,484)	33,057
Corporate debt securities	327,471	(199)	327,272	1,436	(46,746)	281,962
Private label residential CMOs	187,716	—	187,716	—	(37,430)	150,286
Collateralized loan obligations	109,168	—	109,168	272	(86)	109,354
Private label commercial MBS	19,144	—	19,144	—	(1,068)	18,076
Asset-backed securities	17,472	—	17,472	—	(28)	17,444
SBA securities	13,388	—	13,388	—	(1,000)	12,388
Total	$2,613,901	$(199)	$2,613,702	$1,708	$(371,379)	$2,244,031

	December 31, 2023
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,388,801	$—	$1,388,801	$—	$(201,192)	$1,187,609
U.S. Treasury securities	4,965	—	4,965	3	—	4,968
Agency commercial MBS	268,639	—	268,639	—	(15,333)	253,306
Agency residential CMOs	320,984	—	320,984	—	(36,650)	284,334
Municipal securities	29,192	—	29,192	—	(1,109)	28,083
Corporate debt securities	327,426	(199)	327,227	259	(60,254)	267,232
Private label residential CMOs	193,071	—	193,071	—	(34,659)	158,412
Collateralized loan obligations	109,168	—	109,168	—	(752)	108,416
Private label commercial MBS	22,126	—	22,126	—	(1,313)	20,813
Asset-backed securities	20,241	—	20,241	—	(289)	19,952
SBA securities	14,642	—	14,642	—	(903)	13,739
Total	$2,699,255	$(199)	$2,699,056	$262	$(352,454)	$2,346,864
As of June 30, 2024, the Company had recorded an allowance for credit losses on securities available-for-sale of $199,000. We do not currently intend to sell any of the securities in an unrealized loss position and further believe it is more likely than not that we will not be required to sell these securities before their anticipated recovery.
As of June 30, 2024, securities available-for-sale with a fair value of $4.6 million were pledged as collateral solely for public deposits.
Realized Gains and Losses on Securities Available-for-Sale
The were no investment securities sales for the three and six months ended June 30, 2024 and 2023.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$1,101,862	$(232,132)	$1,101,862	$(232,132)
Agency commercial MBS	—	—	241,343	(16,577)	241,343	(16,577)
Agency residential CMOs	—	—	278,260	(34,828)	278,260	(34,828)
Municipal securities	—	—	33,057	(1,484)	33,057	(1,484)
Corporate debt securities	—	—	278,895	(46,746)	278,895	(46,746)
Private label residential CMOs	—	—	150,286	(37,430)	150,286	(37,430)
Collateralized loan obligations	20,852	(86)	—	—	20,852	(86)
Private label commercial MBS	—	—	18,076	(1,068)	18,076	(1,068)
Asset-backed securities	17,445	(28)	—	—	17,445	(28)
SBA securities	—	—	12,388	(1,000)	12,388	(1,000)
Total	$38,297	$(114)	$2,114,167	$(371,265)	$2,152,464	$(371,379)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$1,187,609	$(201,192)	$1,187,609	$(201,192)
Agency commercial MBS	—	—	253,306	(15,333)	253,306	(15,333)
Agency residential CMOs	—	—	265,431	(36,650)	265,431	(36,650)
Municipal securities	—	—	284,334	(1,109)	284,334	(1,109)
Corporate debt securities	—	—	19,952	(60,254)	19,952	(60,254)
Private label residential CMOs	—	—	158,412	(34,659)	158,412	(34,659)
Collateralized loan obligations	—	—	66,886	(752)	66,886	(752)
Private label commercial MBS	—	—	28,083	(1,313)	28,083	(1,313)
Asset-backed securities	—	—	20,813	(289)	20,813	(289)
SBA securities	—	—	13,739	(903)	13,739	(903)
Total	$—	$—	$2,298,565	$(352,454)	$2,298,565	$(352,454)
The securities that were in an unrealized loss position at June 30, 2024, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive loss, net" of "Stockholders' equity" on the condensed consolidated balance sheets. Although we periodically sell securities for portfolio management purposes, we do not foresee having to sell any impaired securities and believe that it is more likely than not we would not be required to sell any impaired securities before recovery of their amortized cost.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our securities available-for-sale portfolio based on amortized cost and fair value as of the date indicated:

	June 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$707	$1,333,286	$1,333,993
Agency commercial MBS	—	234,514	6,129	17,277	257,920
Agency residential CMOs	—	51,213	—	261,875	313,088
Municipal securities	—	16,876	17,665	—	34,541
Corporate debt securities	—	5,000	322,471	—	327,471
Private label residential CMOs	—	—	—	187,716	187,716
Collateralized loan obligations	—	—	109,168	—	109,168
Private label commercial MBS	—	—	1,170	17,974	19,144
Asset-backed securities	—	—	—	17,472	17,472
SBA securities	—	2,430	4,180	6,778	13,388
Total	$—	$310,033	$461,490	$1,842,378	$2,613,901

	June 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$677	$1,101,184	$1,101,861
Agency commercial MBS	—	219,484	5,653	16,206	241,343
Agency residential CMOs	—	47,541	—	230,719	278,260
Municipal securities	—	16,445	16,612	—	33,057
Corporate debt securities	—	4,830	277,132	—	281,962
Private label residential CMOs	—	—	—	150,286	150,286
Collateralized loan obligations	—	—	109,354	—	109,354
Private label commercial MBS	—	—	1,132	16,944	18,076
Asset-backed securities	—	—	—	17,444	17,444
SBA securities	—	2,314	3,869	6,205	12,388
Total	$—	$290,614	$414,429	$1,538,988	$2,244,031
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
Effective June 1, 2022, the Company transferred securities with a fair value of $2.3 billion from available-for-sale to held-to-maturity. At the time of transfer, $218.3 million of unrealized losses, net of tax, was retained in "Accumulated other comprehensive loss, net" on the condensed consolidated balance sheets. The amount remaining in "Accumulated other comprehensive loss, net" at June 30, 2024, was $169.8 million. The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	June 30, 2024
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,249,421	$(140)	$1,249,281	$46	$(51,317)	$1,198,010
Agency commercial MBS	437,110	—	437,110	—	(36,391)	400,719
Private label commercial MBS	352,880	—	352,880	—	(30,053)	322,827
U.S. Treasury securities	188,495	—	188,495	—	(16,566)	171,929
Corporate debt securities	70,302	(1,360)	68,942	—	(16,498)	52,444
Total (1)	$2,298,208	$(1,500)	$2,296,708	$46	$(150,825)	$2,145,929
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at June 30, 2024 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of June 30, 2024, securities held-to-maturity with an amortized cost of $2.2 billion and a fair value of $2.1 billion were pledged as collateral primarily for the FRB secured line of credit, Bank Term Funding Program borrowings, and public deposits.

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
Three Months Ended June 30, 2024
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

Six Months Ended June 30, 2024
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Three Months Ended June 30, 2023
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

Six Months Ended June 30, 2023
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

	June 30, 2024
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$564,410	$399,743	$193,049	$60,722	$11,996	$1,779	$—	$—	$17,722	$1,249,421
Agency commercial
MBS	—	437,110	—	—	—	—	—	—	—	437,110
Private label
commercial MBS	352,880	—	—	—	—	—	—	—	—	352,880
U.S. Treasury
securities	—	188,495	—	—	—	—	—	—	—	188,495
Corporate debt
securities	—	—	—	—	—	—	—	44,438	25,864	70,302
Total	$917,290	$1,025,348	$193,049	$60,722	$11,996	$1,779	$—	$44,438	$43,586	$2,298,208

	December 31, 2023
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$564,127	$397,542	$167,905	$86,243	$12,007	$1,787	$—	$—	$17,699	$1,247,310
Agency commercial
MBS	—	433,827	—	—	—	—	—	—	—	433,827
Private label
commercial MBS	350,493	—	—	—	—	—	—	—	—	350,493
U.S. Treasury
securities	—	187,033	—	—	—	—	—	—	—	187,033
Corporate debt
securities	—	—	—	—	—	—	—	44,371	25,757	70,128
Total	$914,620	$1,018,402	$167,905	$86,243	$12,007	$1,787	$—	$44,371	$43,456	$2,288,791

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and fair value as of the date indicated:

	June 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$17,722	$407,453	$824,246	$1,249,421
Agency commercial MBS	—	—	437,110	—	437,110
Private label commercial MBS	—	—	36,623	316,257	352,880
U.S. Treasury securities	—	—	188,495	—	188,495
Corporate debt securities	—	—	10,172	60,130	70,302
Total	$—	$17,722	$1,079,853	$1,200,633	$2,298,208

	June 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$17,621	$384,920	$795,469	$1,198,010
Agency commercial MBS	—	—	400,719	—	400,719
Private label commercial MBS	—	—	34,041	288,786	322,827
U.S. Treasury securities	—	—	171,929	—	171,929
Corporate debt securities	—	—	9,708	42,736	52,444
Total	$—	$17,621	$1,001,317	$1,126,991	$2,145,929
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
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Taxable interest	$27,064	$38,207	$54,665	$76,899
Non-taxable interest	4,746	4,922	9,466	9,825
Dividend income	2,026	1,024	4,008	1,666
Total interest income on investment securities	$33,836	$44,153	$68,139	$88,390

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(In thousands)
Real estate mortgage	$13,787,815	$16,378,537
Real estate construction and land (1)	3,376,301	3,183,357
Commercial	5,882,603	5,780,346
Consumer	426,199	454,474
Total gross loans and leases held for investment	23,472,918	25,796,714
Unearned discounts, net (2)	(217,621)	(261,984)
Deferred fees, net	(26,388)	(45,043)
Total loans and leases held for investment, net of unearned discounts and deferred fees	23,228,909	25,489,687
Allowance for loan and lease losses	(247,762)	(281,687)
Total loans and leases held for investment, net (3)	$22,981,147	$25,208,000
____________________
(1)    Includes land and acquisition and development loans of $213.6 million and $228.9 million at June 30, 2024 and December 31, 2023.
(2)    Represents net acquisition discounts of $284.3 million and purchase premiums of $66.7 million at June 30, 2024, and net acquisition discounts of $334.2 million and purchase premiums of $72.2 million at December 31, 2023.
(3)    Excludes accrued interest receivable of $109.2 million and $111.3 million at June 30, 2024 and December 31, 2023, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$189	$28,424	$28,613	$4,693,972	$4,722,585
Multi-family	227	—	227	5,984,703	5,984,930
Other residential	20,184	19,095	39,279	2,826,806	2,866,085
Total real estate mortgage	20,600	47,519	68,119	13,505,481	13,573,600
Real estate construction and land:
Commercial	—	—	—	784,166	784,166
Residential	—	—	—	2,573,431	2,573,431
Total real estate construction and land	—	—	—	3,357,597	3,357,597
Commercial:
Asset-based	—	1,613	1,613	1,967,100	1,968,713
Venture capital	1,545	—	1,545	1,454,577	1,456,122
Other commercial	3,269	5,977	9,246	2,437,728	2,446,974
Total commercial	4,814	7,590	12,404	5,859,405	5,871,809
Consumer	2,548	683	3,231	422,672	425,903
Total	$27,962	$55,792	$83,754	$23,145,155	$23,228,909

	December 31, 2023
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$12,618	$15,168	$27,786	$4,998,711	$5,026,497
Multi-family	2,302	1,020	3,322	6,021,857	6,025,179
Other residential	93,042	4,341	97,383	4,962,926	5,060,309
Total real estate mortgage	107,962	20,529	128,491	15,983,494	16,111,985
Real estate construction and land:
Commercial	—	—	—	759,585	759,585
Residential	—	—	—	2,399,684	2,399,684
Total real estate construction and land	—	—	—	3,159,269	3,159,269
Commercial:
Asset-based	608	2,689	3,297	2,185,788	2,189,085
Venture capital	—	—	—	1,446,362	1,446,362
Other commercial	1,276	6,993	8,269	2,121,591	2,129,860
Total commercial	1,884	9,682	11,566	5,753,741	5,765,307
Consumer	3,461	670	4,131	448,995	453,126
Total	$113,307	$30,881	$144,188	$25,345,499	$25,489,687

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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	June 30, 2024			December 31, 2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$62,498	$4,660,087	$4,722,585	$15,669	$5,010,828	$5,026,497
Multi-family	934	5,983,996	5,984,930	1,020	6,024,159	6,025,179
Other residential	31,832	2,834,253	2,866,085	31,041	5,029,268	5,060,309
Total real estate mortgage	95,264	13,478,336	13,573,600	47,730	16,064,255	16,111,985
Real estate construction and land:
Commercial	—	784,166	784,166	—	759,585	759,585
Residential	—	2,573,431	2,573,431	—	2,399,684	2,399,684
Total real estate construction and land	—	3,357,597	3,357,597	—	3,159,269	3,159,269
Commercial:
Asset-based	8,081	1,960,632	1,968,713	2,689	2,186,396	2,189,085
Venture capital	—	1,456,122	1,456,122	325	1,446,037	1,446,362
Other commercial	12,925	2,434,049	2,446,974	10,972	2,118,888	2,129,860
Total commercial	21,006	5,850,803	5,871,809	13,986	5,751,321	5,765,307
Consumer	800	425,103	425,903	811	452,315	453,126
Total	$117,070	$23,111,839	$23,228,909	$62,527	$25,427,160	$25,489,687
At June 30, 2024, nonaccrual loans and leases included $55.8 million of loans and leases 90 or more days past due, $2.8 million of loans and leases 30 to 89 days past due, and $58.4 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2023, nonaccrual loans and leases included $19.1 million of loans and leases 90 or more days past due, $11.4 million of loans and leases 30 to 89 days past due, and $32.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2024, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $35.9 million and represented 31% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$188,537	$273,747	$4,260,301	$4,722,585
Multi-family	114,583	54,893	5,815,454	5,984,930
Other residential	51,965	21,412	2,792,708	2,866,085
Total real estate mortgage	355,085	350,052	12,868,463	13,573,600
Real estate construction and land:
Commercial	—	107,424	676,742	784,166
Residential	—	3,350	2,570,081	2,573,431
Total real estate construction and land	—	110,774	3,246,823	3,357,597
Commercial:
Asset-based	13,644	9,029	1,946,040	1,968,713
Venture capital	20,278	189,016	1,246,828	1,456,122
Other commercial	25,601	14,684	2,406,689	2,446,974
Total commercial	59,523	212,729	5,599,557	5,871,809
Consumer	890	7,108	417,905	425,903
Total	$415,498	$680,663	$22,132,748	$23,228,909

	December 31, 2023
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$75,739	$219,687	$4,731,071	$5,026,497
Multi-family	74,954	108,356	5,841,869	6,025,179
Other residential	38,155	54,197	4,967,957	5,060,309
Total real estate mortgage	188,848	382,240	15,540,897	16,111,985
Real estate construction and land:
Commercial	—	—	759,585	759,585
Residential	—	2,757	2,396,927	2,399,684
Total real estate construction and land	—	2,757	3,156,512	3,159,269
Commercial:
Asset-based	4,561	12,506	2,172,018	2,189,085
Venture capital	7,805	98,633	1,339,924	1,446,362
Other commercial	26,044	9,984	2,093,832	2,129,860
Total commercial	38,410	121,123	5,605,774	5,765,307
Consumer	1,159	7,192	444,775	453,126
Total	$228,417	$513,312	$24,747,958	$25,489,687

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2024	2024	2024	2023	2023	2023
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$210	$—	$—	$57	$—	$—
Multi-family	—	—	—	—	—	—
Other residential	283	—	—	396	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	—	—	—	—	—	—
Venture capital	—	—	—	—	—	—
Other commercial	1,714	—	—	738	—	—
Consumer	800	—	—	205	—	—
With No Related Allowance
Recorded:
Real estate mortgage:
Commercial	$62,288	$4	$8	$37,134	$104	$107
Multi-family	934	—	—	—	—	—
Other residential	31,549	—	—	63,230	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	8,081	—	—	385	—	—
Venture capital	—	—	—	—	—	—
Other commercial	11,211	45	45	2,741	—	—
Consumer	—	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$95,264	$4	$8	$100,817	$104	$107
Real estate construction and land	—	—	—	—	—	—
Commercial	21,006	45	45	3,864	—	—
Consumer	800	—	—	205	—	—
Total	$117,070	$49	$53	$104,886	$104	$107

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$2,517	$—	$28,367	$22,647	$13,704	$102,288	$1	$—	$169,524
3-4.5 Pass	86,983	173,183	850,359	755,651	500,349	1,629,686	62,200	32,366	4,090,777
5 Special mention	—	—	74,465	12,514	724	184,938	1,106	—	273,747
6-8 Classified	—	711	5,518	64,278	17,267	99,513	1,250	—	188,537
Total	$89,500	$173,894	$958,709	$855,090	$532,044	$2,016,425	$64,557	$32,366	$4,722,585
Current YTD period:
Gross charge-offs	$—	$—	$175	$9,958	$9,714	$1,036	$—	$—	$20,883

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$51,071	$199,549	$79,761	$152,870	$—	$—	$483,251
3-4.5 Pass	57,539	85,143	2,171,433	1,134,874	504,063	1,319,665	11,486	48,000	5,332,203
5 Special mention	—	—	—	4,944	3,307	46,642	—	—	54,893
6-8 Classified	—	—	40,019	17,283	8,528	48,753	—	—	114,583
Total	$57,539	$85,143	$2,262,523	$1,356,650	$595,659	$1,567,930	$11,486	$48,000	$5,984,930
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$6,597	$—	$6,597
3-4.5 Pass	—	8,930	348,749	2,316,284	40,367	19,849	51,856	76	2,786,111
5 Special mention	—	1,070	11,045	8,916	—	281	100	—	21,412
6-8 Classified	—	2,809	29,350	17,827	—	1,689	257	33	51,965
Total	$—	$12,809	$389,144	$2,343,027	$40,367	$21,819	$58,810	$109	$2,866,085
Current YTD period:
Gross charge-offs	$—	$3,355	$25,389	$6,381	$350	$—	$—	$—	$35,475
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	10,712	29,185	423,956	119,502	59,802	10,635	22,950	—	676,742
5 Special mention	—	—	—	107,424	—	—	—	—	107,424
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$10,712	$29,185	$423,956	$226,926	$59,802	$10,635	$22,950	$—	$784,166
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	64,193	123,032	1,370,102	636,650	241,695	27,064	107,345	—	2,570,081
5 Special mention	—	—	—	3,350	—	—	—	—	3,350
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$64,193	$123,032	$1,370,102	$640,000	$241,695	$27,064	$107,345	$—	$2,573,431
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$30,375	$48,684	$218,109	$235,078	$30,010	$281,592	$131,466	$—	$975,314
3-4.5 Pass	3,426	95,643	199,627	94,603	11,327	30,660	525,308	10,132	970,726
5 Special mention	—	—	25	—	—	1	9,003	—	9,029
6-8 Classified	—	—	—	—	—	—	13,644	—	13,644
Total	$33,801	$144,327	$417,761	$329,681	$41,337	$312,253	$679,421	$10,132	$1,968,713
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$92	$—	$—	$—	$92

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(34)	$(115)	$(4)	$—	$1,999	$—	$241,262	$1,477	$244,585
3-4.5 Pass	44,143	81,444	60,675	85,317	4,779	19,793	638,233	67,859	1,002,243
5 Special mention	—	61,453	28,840	31,942	—	—	66,781	—	189,016
6-8 Classified	—	—	13,726	6,552	—	—	—	—	20,278
Total	$44,109	$142,782	$103,237	$123,811	$6,778	$19,793	$946,276	$69,336	$1,456,122
Current YTD period:
Gross charge-offs	$—	$2,272	$—	$—	$—	$2	$140	$—	$2,414
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$708	$748	$3,933	$4,884	$64	$1,267	$59,850	$—	$71,454
3-4.5 Pass	129,883	88,690	149,923	267,503	44,987	168,825	1,482,651	2,773	2,335,235
5 Special mention	—	92	579	260	656	4,481	8,557	59	14,684
6-8 Classified	—	—	2,545	3,503	1,351	16,823	364	1,015	25,601
Total	$130,591	$89,530	$156,980	$276,150	$47,058	$191,396	$1,551,422	$3,847	$2,446,974
Current YTD period:
Gross charge-offs	$—	$—	$32	$287	$—	$202	$825	$—	$1,346

Consumer
Internal risk rating:
1-2 High pass	$—	$—	$24	$19	$2	$—	$1,684	$—	$1,729
3-4.5 Pass	15,879	23,410	63,677	192,289	20,822	93,638	6,179	282	416,176
5 Special mention	—	—	1,481	3,507	501	1,619	—	—	7,108
6-8 Classified	—	—	50	460	33	334	—	13	890
Total	$15,879	$23,410	$65,232	$196,275	$21,358	$95,591	$7,863	$295	$425,903
Current YTD period:
Gross charge-offs	$—	$45	$514	$1,198	$298	$819	$—	$—	$2,874

Total Loans and Leases
Internal risk rating:
1-2 High pass	$33,566	$49,317	$301,500	$462,177	$125,540	$538,017	$440,860	$1,477	$1,952,454
3-4.5 Pass	412,758	708,660	5,638,501	5,602,673	1,428,191	3,319,815	2,908,208	161,488	20,180,294
5 Special mention	—	62,615	116,435	172,857	5,188	237,962	85,547	59	680,663
6-8 Classified	—	3,520	91,208	109,903	27,179	167,112	15,515	1,061	415,498
Total	$446,324	$824,112	$6,147,644	$6,347,610	$1,586,098	$4,262,906	$3,450,130	$164,085	$23,228,909
Current YTD period:
Gross charge-offs	$—	$5,672	$26,110	$17,824	$10,454	$2,059	$965	$—	$63,084
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

	Three Months Ended June 30, 2024
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2024
					Combination - Term		Combination - Term
					Extension and		Extension and		Total Loan
	Term Extension		Payment Delay		Principal Forgiveness		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$2,695	0.1%	$14,253	0.3%	$13,500	0.3%	$—	—%	$30,448	0.6%
Other residential	3,017	0.1%	—	—%	—	—%	—	—%	3,017	0.1%
Commercial:
Other commercial	2,099	0.1%	—	—%	—	—%	54	—%	2,153	0.1%
Consumer	12	—%	—	—%	—	—%	—	—%	12	—%
Total	$7,823		$14,253		$13,500		$54		$35,630

	Six Months Ended June 30, 2024
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2024
					Combination - Term		Combination - Term
					Extension and		Extension and		Total Loan
	Term Extension		Payment Delay		Principal Forgiveness		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$2,695	0.1%	$14,253	0.3%	$13,500	0.3%	$—	—%	$30,448	0.6%
Other residential	4,356	0.2%	—	—%	—	—%	—	—%	4,356	0.2%
Commercial:
Other commercial	2,099	0.1%	—	—%	—	—%	54	—%	2,153	0.1%
Consumer	12	—%	—	—%	—	—%	—	—%	12	—%
Total	$9,162		$14,253		$13,500		$54		$36,969

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2023
	Term Extension
		% of
		Loan
		Portfolio
	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$8,993	0.1%
Commercial:
Other commercial	931	0.1%
Consumer	15	—%
Total	$9,939

	Six Months Ended June 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2023
					Combination - Term
					Extension and		Combination - Term
					Interest Rate		Extension and		Total Loan
	Term Extension		Payment Delay		Reduction		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$18,522	0.3%	$—	—%	$—	—%	$—	—%	$18,522	0.3%
Commercial:
Venture capital	—	—%	—	—%	—	—%	612	—%	612	—%
Other commercial	2,762	0.3%	44	—%	—	—%	—	—%	2,806	0.3%
Consumer	15	—%	—	—%	3	—%	—	—%	18	—%
Total	$21,299		$44		$3		$612		$21,958

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated:

Three Months Ended June 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 14 months.
Other residential	Extended maturity by a weighted average 8 months.
Commercial:
Other commercial	Extended maturity by a weighted average 11 months.
Consumer	Extended maturity by a weighted average 12 months.

Three Months Ended June 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments for up to 8 months.

Three Months Ended June 30, 2024
Combination - Term Extension and Principal Forgiveness - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 3 years and granted principal forgiveness totaling $4.0 million.

Three Months Ended June 30, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 10 years and granted 4 months of payment deferrals.

Six Months Ended June 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 14 months.
Other residential	Extended maturity by a weighted average 10 months.
Commercial:
Other commercial	Extended maturity by a weighted average 11 months.
Consumer	Extended maturity by a weighted average 12 months.

Six Months Ended June 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments for up to 8 months.

Six Months Ended June 30, 2024
Combination - Term Extension and Principal Forgiveness - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 3 years and granted principal forgiveness totaling $4.0 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 10 years and granted 4 months of payment deferrals.

Three Months Ended June 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 12 months.
Commercial:
Other commercial	Extended maturity by a weighted average 23 months.
Consumer	Extended maturity by a weighted average 12 months.

Six Months Ended June 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 9 months.
Commercial:
Other commercial	Extended maturity by a weighted average 16 months.
Consumer	Extended maturity by a weighted average 12 months.

Six Months Ended June 30, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided 6 months of reduced payments to borrowers without extending the loan term.

Six Months Ended June 30, 2023
Combination - Term Extension and Interest Rate Reduction– Financial Effect
Consumer	Extended maturity by a weighted average 2 years and reduced weighted average contractual interest rate from 9.5% to 2.0%.

Six Months Ended June 30, 2023
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Venture capital	Extended maturity by a weighted average 11 months and provided 11 months of interest only payments to borrowers.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the payment status of our loan modifications made during the past 12 months with related amortized cost balances as of the date indicated:

	Payment Status (Amortized Cost Basis) at
	June 30, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$30,448	$—	$—	$30,448
Other residential	3,211	—	3,611	6,822
Commercial:
Other commercial	3,674	—	—	3,674
Consumer	12	—	—	12
Total	$37,345	$—	$3,611	$40,956
The following table presents information on loans that defaulted during the periods indicated that had been modified during the preceding 12-month period with related amortized cost balances as of the date indicated:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Modified Loans That	Modified Loans That
	Subsequently Defaulted	Subsequently Defaulted
	Amortized Cost Basis at	Amortized Cost Basis at
	June 30, 2024	June 30, 2024
	Term Extension	Term Extension
	(In thousands)
Real estate mortgage:
Other residential	$2,108	$3,836
Commercial:
Other commercial	47	47
Total	$2,155	$3,883
At June 30, 2023, there were other residential real estate loans with an amortized cost of $4.1 million that had been modified in the form of a term extension during the preceding six-month period that subsequently defaulted during the three and six months ended June 30, 2023.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for allowance for loan and lease losses. See Note 8. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$4,877	$4,118	$9,612	$7,867
The following table presents the components of leases receivable as of the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$242,768	$249,223
Unguaranteed residual assets	25,043	25,488
Deferred costs and other	2,447	2,715
Aggregate net investment in leases	$270,258	$277,426
The following table presents maturities of leases receivable as of the date indicated:

June 30, 2024
(In thousands)
Period ending December 31,
2024	$43,140
2025	79,088
2026	61,086
2027	40,528
2028	23,553
Thereafter	25,400
Total undiscounted cash flows	272,795
Less: Unearned income	(30,027)
Present value of lease payments	$242,768

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended June 30, 2024
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$198,274	$30,011	$47,054	$16,164	$291,503
Charge-offs	(53,881)	—	(3,148)	(1,041)	(58,070)
Recoveries	1,429	—	834	66	2,329
Net charge-offs	(52,452)	—	(2,314)	(975)	(55,741)
Provision	9,438	(4,730)	6,454	838	12,000
Balance, end of period	$155,260	$25,281	$51,194	$16,027	$247,762

	Six Months Ended June 30, 2024
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$186,827	$33,830	$45,156	$15,874	$281,687
Charge-offs	(56,358)	—	(3,852)	(2,874)	(63,084)
Recoveries	2,320	—	3,703	136	6,159
Net charge-offs	(54,038)	—	(149)	(2,738)	(56,925)
Provision	22,471	(8,549)	6,187	2,891	23,000
Balance, end of period	$155,260	$25,281	$51,194	$16,027	$247,762

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$155,260	$25,281	$51,194	$16,027	$247,762

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$95,086	$—	$19,292	$—	$114,378
Collectively evaluated	13,478,514	3,357,597	5,852,517	425,903	23,114,531
Ending balance	$13,573,600	$3,357,597	$5,871,809	$425,903	$23,228,909

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$109,483	$55,034	$37,195	$8,343	$210,055
Charge-offs	(23,875)	—	(7,347)	(486)	(31,708)
Recoveries	62	—	742	83	887
Net charge-offs	(23,813)	—	(6,605)	(403)	(30,821)
Provision	47,138	(15,355)	6,631	1,586	40,000
Balance, end of period	$132,808	$39,679	$37,221	$9,526	$219,234

	Six Months Ended June 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$87,309	$52,320	$52,849	$8,254	$200,732
Charge-offs	(33,710)	—	(7,484)	(911)	(42,105)
Recoveries	262	—	1,717	128	2,107
Net charge-offs	(33,448)	—	(5,767)	(783)	(39,998)
Provision	78,947	(12,641)	(9,861)	2,055	58,500
Balance, end of period	$132,808	$39,679	$37,221	$9,526	$219,234

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$132,808	$39,679	$37,221	$9,526	$219,234

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$101,968	$—	$3,126	$—	$105,094
Collectively evaluated	14,186,074	2,465,523	5,091,660	409,859	22,153,116
Ending balance	$14,288,042	$2,465,523	$5,094,786	$409,859	$22,258,210
The allowance for loan and lease losses decreased by $43.7 million in the second quarter of 2024 to $247.8 million due primarily to net charge-offs of $55.7 million, offset partially by a $12.0 million provision. The net charge-offs of $55.7 million included $28.7 million of Civic charge-offs as a result of the related $1.9 billion of Civic loans reclassified to held for sale at June 30, 2024. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	June 30, 2024			December 31, 2023
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$93,986	$—	$93,986	$47,952	$—	$47,952
Commercial	—	11,256	11,256	—	3,616	3,616
Total	$93,986	$11,256	$105,242	$47,952	$3,616	$51,568
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	June 30, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$291,503	$28,571	$320,074
Charge-offs	(58,070)	—	(58,070)
Recoveries	2,329	—	2,329
Net charge-offs	(55,741)	—	(55,741)
Provision	12,000	(1,000)	11,000
Balance, end of period	$247,762	$27,571	$275,333

	Six Months Ended
	June 30, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$281,687	$29,571	$311,258
Charge-offs	(63,084)	—	(63,084)
Recoveries	6,159	—	6,159
Net charge-offs	(56,925)	—	(56,925)
Provision	23,000	(2,000)	21,000
Balance, end of period	$247,762	$27,571	$275,333

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	June 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$210,055	$75,571	$285,626
Charge-offs	(31,708)	—	(31,708)
Recoveries	887	—	887
Net charge-offs	(30,821)	—	(30,821)
Provision	40,000	(38,000)	2,000
Balance, end of period	$219,234	$37,571	$256,805

	Six Months Ended
	June 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,732	$91,071	$291,803
Charge-offs	(42,105)	—	(42,105)
Recoveries	2,107	—	2,107
Net charge-offs	(39,998)	—	(39,998)
Provision	58,500	(53,500)	5,000
Balance, end of period	$219,234	$37,571	$256,805

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually at the reporting unit level unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds the fair value of the reporting unit. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings. In the second quarter of 2024, the Company recorded adjustments related to the Merger resulting in an increase to goodwill of $17.3 million, within the one-year measurement period subsequent to the acquisition date of November 30, 2023. These adjustments largely relate to the estimated fair value of acquired loans.
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2023	$198,627
Purchase accounting adjustments	17,298
Balance, June 30, 2024	$215,925
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$236,264	$90,800	$236,264	$91,550
Fully amortized portion	—	—	—	(750)
Balance, end of period	236,264	90,800	236,264	90,800
Accumulated Amortization:
Balance, beginning of period	(79,038)	(61,830)	(70,787)	(60,169)
Amortization expense	(8,332)	(2,389)	(16,583)	(4,800)
Fully amortized portion	—	—	—	750
Balance, end of period	(87,370)	(64,219)	(87,370)	(64,219)
Net CDI and CRI, end of period	$148,894	$26,581	$148,894	$26,581

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

June 30, 2024
(In thousands)
Period ending December 31,
2024	$15,950
2025	27,657
2026	24,412
2027	21,166
2028	17,920
Thereafter	41,789
Net CDI and CRI	$148,894
NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2024	2023
	(In thousands)
LIHTC investments	$322,397	$347,478
Interest receivable	134,362	138,522
Operating lease ROU assets, net (1)	113,858	133,126
SBIC investments	110,005	105,433
Equity investments without readily determinable fair values	72,074	71,332
Prepaid expenses	42,287	43,498
Taxes receivable	24,714	34,268
HLBV investments	17,423	18,442
Foreclosed assets, net	13,302	7,394
Equity warrants	3,557	3,689
Equity investments with readily determinable fair values	1	1
Other receivables/assets	174,494	228,066
Total other assets	$1,028,474	$1,131,249
____________________
(1)    See Note 8. Leases for further details regarding the operating lease ROU assets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease expense:
Fixed costs	$8,927	$8,421	$18,362	$16,169
Variable costs	100	30	148	65
Short-term lease costs	74	265	140	622
Sublease income	(1,321)	(533)	(2,517)	(1,245)
Net lease expense	$7,780	$8,183	$16,133	$15,611
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,926	$18,247
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,527	$9,706
The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$113,858	$133,126
Operating lease liabilities	$144,908	$161,308

Weighted average remaining lease term (in years)	6.0	6.1
Weighted average discount rate	3.48%	3.40%
The following table presents the maturities of operating lease liabilities as of the date indicated:

June 30, 2024
(In thousands)
Period ending December 31,
2024	$19,478
2025	34,815
2026	28,412
2027	20,690
2028	16,541
Thereafter	41,537
Total operating lease liabilities	161,473
Less: Imputed interest	(16,565)
Present value of operating lease liabilities	$144,908

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the six months ended June 30, 2024 and 2023.
The following table presents the rental payments to be received on operating leases as of the date indicated:

June 30, 2024
(In thousands)
Year Ending December 31,
2024	$21,049
2025	40,606
2026	36,111
2027	29,145
2028	25,020
Thereafter	68,751
Total undiscounted cash flows	$220,682

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$600,000	4.56%	$—	—%
Bank Term Funding Program	545,000	5.40%	2,618,300	4.37%
Senior notes	174,000	5.25%	174,000	5.25%
Credit-linked notes	124,434	16.05%	123,116	16.02%
Total borrowings	1,443,434	5.95%	2,915,416	4.92%
Acquisition discount on senior notes	(2,559)		(4,094)
Total borrowings, net	$1,440,875		$2,911,322

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2024 of $6.7 billion, collateralized by a blanket lien on $10.6 billion of qualifying loans and $20.2 million of securities. As of June 30, 2024, there were $372.9 million in letters of credit pledged and $600.0 million outstanding. As of December 31, 2023, there were $243.8 million in letters of credit pledged and no balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	June 30, 2024
			Maturity
	Balance	Rate	Date
	(Dollars in thousands)
Term advance	$150,000	4.59%	6/26/2026
Term advance	150,000	4.63%	5/28/2027
Term advance	150,000	4.63%	6/3/2027
Term advance	150,000	4.39%	6/3/2027
Total FHLB secured advances	$600,000	4.56%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2024, the Bank had secured borrowing capacity of $6.6 billion collateralized by liens covering $7.1 billion of qualifying loans and $1.1 billion of securities. As of June 30, 2024 and December 31, 2023, there were no balances outstanding.
FRBSF Bank Term Funding Program. In March of 2023, the Bank participated in the FRBSF Bank Term Funding Program. As of June 30, 2024, the Bank had secured borrowing capacity of $545.0 million collateralized by the par value of pledged securities totaling $584.4 million. As of June 30, 2024, the balance outstanding was $545.0 million consisting of one term advance maturing in March 2025. As of December 31, 2023, the balance outstanding was $2.6 billion consisting of two term advances maturing in March 2024.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2024, the Bank had unsecured lines of credit of $290.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2024 and December 31, 2023, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2024 and December 31, 2023 there was no balance outstanding.

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
Credit-Linked Notes. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.71% at June 30, 2024. The notes are linked to the credit risk of an approximately $2.41 billion reference pool of previously purchased single-family residential mortgage loans at June 30, 2024. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $124.4 million at June 30, 2024. See Note 12. Fair Value Option for additional information.
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	June 30, 2024		December 31, 2023		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)	$380,916	3.25%	$380,651	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Subordinated notes	75,000	4.375%	75,000	4.375%	10/30/2020	10/30/2030	Fixed rate (6)
Trust V	10,310	8.70%	10,310	8.74%	8/15/2003	9/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	8.65%	10,310	8.70%	9/3/2003	9/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	8.54%	5,155	8.59%	9/17/2003	9/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	8.34%	61,856	8.40%	2/5/2004	4/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	7.29%	20,619	7.34%	8/15/2005	9/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	7.20%	16,495	7.25%	1/25/2007	3/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	7.15%	10,310	7.20%	9/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	7.55%	82,475	7.60%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	7.54%	128,866	7.60%	12/14/2005	1/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	10.45%	51,545	10.45%	2/22/2006	4/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	7.54%	51,550	7.60%	9/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (4)	27,613	5.92%	28,453	6.00%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	10.45%	16,470	10.45%	12/5/2006	1/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	7.54%	6,650	7.60%	12/19/2006	1/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	7.54%	39,177	7.60%	6/13/2007	7/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	9.00%	7,217	9.02%	9/16/2002	9/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	7.59%	10,310	7.66%	10/4/2004	10/8/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,012,844	5.91%	1,013,419	5.93%
Acquisition discount (5)	(73,557)		(76,820)
Net subordinated debt	$939,287		$936,599
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $4.1 million.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
To a limited extent, the Company utilizes interest rate swaps contracts with clients and counterparty banks for the purpose of offsetting or hedging exposures arising out of lending and borrowing transactions. The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $165.1 million at June 30, 2024. The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a combined cross currency swap/interest rate swap, which has had the effect of hedging the foreign currency risk and fixing the Euribor-based floating rate instrument at a fixed rate of 2.76% through July 2025. The outputs from the Company's NII simulation analysis and EVE modeling reflect the impact of these interest rate/currency swaps, however, the impact is not material. Our derivatives are carried at fair value and recorded in "Other assets" or "Accrued interest payable and other liabilities," as appropriate, in the consolidated balance sheets. For derivatives not designated as hedging instruments, the changes in fair value of our derivatives and the related fees are recognized in "Noninterest income - other" in the condensed consolidated statements of earnings (loss). For the six months ended June 30, 2024, changes in fair value and fees recorded in noninterest income in the condensed consolidated statements of earnings (loss) were immaterial.
Included in the interest rate contracts in the table below are pay-fixed, receive-floating interest rate swap contracts classified as cash flow hedges with notional amounts aggregating $300.0 million, five year terms, and varying maturity dates throughout 2028. Also included in the interest rate contracts in the table below are pay-fixed, receive-floating interest rate swap contracts classified as cash flow hedges with notional amounts aggregating $355.0 million, with various forward-starting dates in 2024 and varying maturity dates throughout 2024 and 2025. All of these swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk on a portion of the Company's variable rate deposits and borrowings. The cash flow hedges were deemed highly effective at inception and thereafter. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective are reported as a component of "Accumulated other comprehensive loss, net" on the consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of June 30, 2024, the fair value of the cash flow hedges represented a net asset of $2.4 million, related to which a gain of $0.7 million (net of tax) was included in "Accumulated other comprehensive loss, net."
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	June 30, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In thousands)
Derivative Assets:
Interest rate contracts	$820,127	$10,053	$168,850	$6,426
Foreign exchange contracts	47,646	674	45,742	1,883
Interest rate and economic contracts	867,773	10,727	214,592	8,309
Equity warrant assets	16,816	3,557	17,008	3,689
Total	$884,589	$14,284	$231,600	$11,998

Derivative Liabilities:
Interest rate contracts	$165,127	$7,510	$468,850	$10,421
Foreign exchange contracts	47,646	99	45,742	128
Total	$212,773	$7,609	$514,592	$10,549
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(In thousands)
Loan commitments to extend credit	$5,256,473	$5,578,907
Standby letters of credit	209,866	252,572
Total	$5,466,339	$5,831,479
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $27.6 million at June 30, 2024 and $29.6 million at December 31, 2023.
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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of June 30, 2024 and December 31, 2023, we had commitments to contribute capital to these entities totaling $70.0 million and $94.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

June 30, 2024
(In thousands)
Period ending December 31,
2024	$34,990
2025	34,989
Total	$69,979
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.41 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $122.5 million at June 30, 2024. The carrying value of the credit-linked notes at June 30, 2024 was the estimated fair value of $124.4 million.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit-Linked Notes	2024	2023	2024	2023
	(In thousands)
Changes in fair value - losses (gains) included in earnings	$2,427	$472	$2,775	$(1,526)
Changes in fair value - other comprehensive (income) loss	$(636)	$(4,057)	$615	$(4,057)
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	June 30,	December 31,
Credit-Linked Notes	2024	2023
	(In thousands)
Carrying value reported on the consolidated balance sheets	$124,434	$123,116
Aggregate unpaid principal balance (less than) in excess of fair value	$(1,911)	$1,479

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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At June 30, 2024, the fair value of these investments was $110.0 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2024
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$1,101,861	$—	$1,101,861	$—
Agency commercial MBS	241,343	—	241,343	—
Agency residential CMOs	278,260	—	278,260	—
Municipal securities	33,057	—	33,057	—
Corporate debt securities	281,962	—	267,843	14,119
Private label residential CMOs	150,286	—	150,286	—
Collateralized loan obligations	109,354	—	109,354	—
Private label commercial MBS	18,076	—	18,076	—
Asset-backed securities	17,444	—	17,444	—
SBA securities	12,388	—	12,388	—
Total securities available-for-sale	$2,244,031	$—	$2,229,912	$14,119
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Equity warrants	3,557	—	—	3,557
Interest rate and economic contracts	10,727	—	10,727	—
Derivative liabilities	7,609	—	7,609	—
Credit-linked notes	124,434	—	—	124,434

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
____________________
(1)    For information regarding derivative instruments, see Note 10. Derivatives.
During the six months ended June 30, 2024, there was a $2,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also a $33.9 million transfer of corporate debt securities from Level 3 to Level 2 during the six months ended June 30, 2024 and an $8.8 million transfer of corporate debt securities from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2024
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	4.4% - 9.1%	6.2%
Discount rates	8.8% - 13.5%	10.6%
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	June 30, 2024
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	16.1% - 171.0%	25.3%
Risk-free interest rate	4.3% - 5.5%	4.6%
Remaining life assumption (in years)	0.08 - 5.00	3.27
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 corporate debt securities available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2023	$40,249	$3,689	$123,116
Total included in earnings	—	(146)	2,775
Total included in other comprehensive income	(1,021)	—	615
Issuances	—	296	—
Principal payments	—	—	(2,072)
Transfer from Level 2	8,750	—	—
Transfer to Level 2	(33,859)	—	—
Exercises and settlements	—	(280)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(2)	—
Balance, June 30, 2024	$14,119	$3,557	$124,434

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(3,131)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2024
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$29,027	$—	$23,373	$5,654
OREO	2,800	—	2,800	—
Total non-recurring	$31,827	$—	$26,173	$5,654

	Fair Value Measurement as of
	December 31, 2023
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$6,402	$—	$4,051	$2,351
OREO	3,422	—	3,422	—
Total non-recurring	$9,824	$—	$7,473	$2,351

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non-Recurring Basis	2024	2023	2024	2023
	(In thousands)
Individually evaluated loans and leases	$2,680	$925	$11,232	$4,946
OREO	340	158	579	158
Total losses	$3,020	$1,083	$11,811	$5,104
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2024
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	5,654	Third-party appraisals	No discounts
Total non-recurring Level 3	$5,654
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$203,467	$203,467	$203,467	$—	$—
Interest-earning deposits in financial institutions	2,495,343	2,495,343	2,495,343	—	—
Securities available-for-sale	2,244,031	2,244,031	—	2,229,912	14,119
Securities held-to-maturity	2,296,708	2,145,929	171,929	1,970,633	3,367
Investment in FRB and FHLB stock	132,380	132,380	—	132,380	—
Loans held for sale	1,935,455	1,936,118	—	1,936,118	—
Loans and leases held for investment, net	22,981,147	21,809,106	—	23,373	21,785,733
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,557	3,557	—	—	3,557
Interest rate and economic contracts	10,727	10,727	—	10,727	—
Servicing rights	20,783	21,988	—	—	21,988

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,012,326	22,012,326	—	22,012,326	—
Time deposits	6,792,124	6,847,891	—	6,847,891	—
Borrowings	1,440,875	1,441,407	—	1,316,973	124,434
Subordinated debt	939,287	873,446	—	873,446	—
Derivative liabilities	7,609	7,609	—	7,609	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$202,427	$202,427	$202,427	$—	$—
Interest-earning deposits in financial institutions	5,175,149	5,175,149	5,175,149	—	—
Securities available-for-sale	2,346,864	2,346,864	4,968	2,301,647	40,249
Securities held-to-maturity	2,287,291	2,168,316	175,579	1,976,015	16,722
Investment in FRB and FHLB stock	126,346	126,346	—	126,346	—
Loans held for sale	122,757	126,646	—	126,646	—
Loans and leases held for investment, net	25,208,000	23,551,725	—	4,051	23,547,674
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,689	3,689	—	—	3,689
Interest rate and economic contracts	8,309	8,309	—	8,309	—
Servicing rights	22,174	22,174	—	—	22,174

Financial Liabilities:
Demand, checking, money market, and savings deposits	23,768,896	23,768,896	—	23,768,896	—
Time deposits	6,632,873	6,732,246	—	6,732,246	—
Borrowings	2,911,322	2,908,527	—	2,785,411	123,116
Subordinated debt	936,599	851,625	—	851,625	—
Derivative liabilities	10,549	10,549	—	10,549	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2024, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended
	June 30,
	2024				2023
	(In thousands, except per share amounts)
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total	Total
	Common	Common	Equivalents	Common	Common (2)
Basic Earnings (Loss) Per Share:
Net earnings (loss) available to common
and equivalent stockholders	$19,100	$58	$1,228	$20,386	$(207,361)
Less: Earnings allocated to unvested restricted stock (1)	2	—	—	2	82
Net earnings (loss) allocated to common
and equivalent shares	$19,102	$58	$1,228	$20,388	$(207,279)

Weighted average basic shares and unvested restricted
stock outstanding	158,381	477	10,147	169,005	79,009
Less: weighted average unvested restricted stock
outstanding	(573)	—	—	(573)	(1,327)
Weighted average basic shares outstanding	157,808	477	10,147	168,432	77,682

Basic earnings (loss) per share	$0.12	$0.12	$0.12	$0.12	$(2.67)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common
and equivalent shares	$19,102	$58	$1,228	$20,388	$(207,279)
Weighted average diluted shares outstanding	157,808	477	10,147	168,432	77,682
Diluted earnings (loss) per share	$0.12	$0.12	$0.12	$0.12	$(2.67)
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(2)    Share amounts for the three months ended June 30, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30,
	2024				2023
	(In thousands, except per share amounts)
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total	Total
	Common	Common	Equivalents	Common	Common (2)
Basic Earnings (Loss) Per Share:
Net earnings (loss) available to common
and equivalent stockholders	$38,622	$117	$2,552	$41,291	$(1,412,732)
Less: Earnings allocated to unvested restricted stock (1)	(51)	—	—	(51)	(238)
Net earnings (loss) allocated to common
and equivalent shares	$38,571	$117	$2,552	$41,240	$(1,412,970)

Weighted average basic shares and unvested restricted
stock outstanding	158,110	477	10,402	168,989	78,997
Less: weighted average unvested restricted stock
outstanding	(702)	—	—	(702)	(1,421)
Weighted average basic shares outstanding	157,408	477	10,402	168,287	77,576

Basic earnings (loss) per share	$0.25	$0.25	$0.25	$0.25	$(18.21)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common
and equivalent shares	$38,571	$117	$2,552	$41,240	$(1,412,970)
Weighted average diluted shares outstanding	157,408	477	10,402	168,287	77,576
Diluted earnings (loss) per share	$0.25	$0.25	$0.25	$0.25	$(18.21)
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(2)    Share amounts for the six months ended June 30, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Restricted stock awards and units (1)	573	1,327	702	1,421
Warrants	18,902	—	18,902	—
____________________________
(1)    Share amounts for the three and six months ended June 30, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.

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

	Three Months Ended June 30,
	2024		2023
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$462,589	$—	$539,888	$—
Noninterest Income:
Service charges on deposit accounts	4,540	4,540	4,315	4,315
Other commissions and fees	8,629	4,403	11,241	4,124
Leased equipment income	11,487	—	22,387	—
Gain (loss) on sale of loans	1,135	—	(158,881)	—
Dividends and gains on equity investments	1,166	—	2,658	—
Warrant loss	(324)	—	(124)	—
LOCOM HFS adjustment	(38)	—	(11,943)	—
Other income	3,197	133	2,265	240
Total noninterest income	29,792	9,076	(128,082)	8,679
Total Revenue	$492,381	$9,076	$411,806	$8,679
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023
	(In thousands)
Products and services transferred at a point in time	$4,203	$3,849
Products and services transferred over time	4,873	4,830
Total revenue from contracts with customers	$9,076	$8,679

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2024		2023
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$941,293	$—	$1,057,676	$—
Noninterest Income:
Service charges on deposit accounts	9,245	9,245	7,888	7,888
Other commissions and fees	16,771	9,386	21,585	8,555
Leased equipment income	23,203	—	36,244	—
Gain (loss) on sale of loans	687	—	(155,919)	—
Dividends and gains on equity investments	4,234	—	3,756	—
Warrant loss	(146)	—	(457)	—
LOCOM HFS adjustment	292	—	(11,943)	—
Other income	9,322	226	7,155	510
Total noninterest income	63,608	18,857	(91,691)	16,953
Total Revenue	$1,004,901	$18,857	$965,985	$16,953
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Products and services transferred at a point in time	$9,081	$8,201
Products and services transferred over time	9,776	8,752
Total revenue from contracts with customers	$18,857	$16,953
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Receivables, which are included in "Other assets"	$1,297	$1,615
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$383	$418
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2024 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $35,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 8,789,197 shares. As of June 30, 2024, there were 4,659,072 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock
Restricted stock amortization totaled $3.7 million and $7.7 million for the three months ended June 30, 2024 and 2023 and $8.1 million and $12.7 million six months ended June 30, 2024 and 2023. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PRSUs as of June 30, 2024 totaled $56.9 million.
Time-Based Restricted Stock Awards
At June 30, 2024, there were 1,861,956 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At June 30, 2024, there were 310,973 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance-Based Restricted Stock Units
At June 30, 2024, there were 2,532,921 units of unvested PRSUs that have been granted. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PRSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at June 30, 2024 and December 31, 2023.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at June 30, 2024 and December 31, 2023 and 157,941,818 shares outstanding at June 30, 2024 and 156,790,349 shares outstanding at December 31, 2023.
Class B Non-Voting Common Stock
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at June 30, 2024 and December 31, 2023 and 477,321 shares outstanding at June 30, 2024 and 477,321 shares outstanding at December 31, 2023.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. There were 27,000,000 shares authorized at June 30, 2024 and December 31, 2023 and 10,145,600 shares outstanding at June 30, 2024 and 10,829,990 shares outstanding at December 31, 2023.
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
NOTE 17. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2024, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 9.9% of the Company’s outstanding voting common stock as of December 1, 2023, based on information reported on a Schedule 13D filed with the SEC on December 1, 2023. For the three and six months ended June 30, 2024, the amounts paid to IntraFi for certain insured cash sweep services were $1.9 million and $4.2 million and were $2.4 million and $4.0 million for the three and six months ended June 30, 2023.
NOTE 18.  SUBSEQUENT EVENTS
Civic Loan Sale
On July 18, 2024, the Bank closed the sale of $1.95 billion of Civic business-purpose residential loans which had been moved to held for sale at LOCOM of $1.91 billion during the second quarter of 2024. The loan sale generated net proceeds of $1.91 billion and is expected to increase our CET 1 capital ratio by more than 30 basis points. We intend to use the proceeds primarily to pay down higher-cost brokered deposits and borrowings.

NOTE 19.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2024. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K") and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions and related integrations, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Quarterly Report on Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:
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

Overview
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and member of the FRB. When we refer to the “parent” or the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively.
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
At June 30, 2024, the Company had total assets of $35.2 billion, including $25.2 billion of total loans and leases, net of deferred fees, $2.2 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $2.5 billion of interest-earning deposits in financial institutions compared to $38.5 billion of total assets at December 31, 2023, including $25.6 billion of total loans and leases, net of deferred fees, $2.3 billion of securities available-for-sale, $2.3 billion securities held-to-maturity, and $5.2 billion of interest-earning deposits in financial institutions. The $3.3 billion decrease in total assets since year-end was due primarily to a $2.7 billion decrease in interest-earning deposits in financial institutions.
At June 30, 2024, the Company had total liabilities of $31.8 billion, including total deposits of $28.8 billion and borrowings of $1.4 billion, compared to $35.1 billion of total liabilities at December 31, 2023, including $30.4 billion of total deposits and $2.9 billion borrowings. The $3.3 billion decrease in total liabilities since year-end was due mainly to a $1.6 billion decrease in deposits and a $1.5 billion decrease in borrowings.
The Company had total stockholders' equity of $3.4 billion at June 30, 2024 and at December 31, 2023. Net earnings for the six months ended June 30, 2024 were mostly offset by dividends declared and paid. Our consolidated common equity Tier 1 (CET1), Tier 1 capital and Total capital ratios were 10.27%, 12.62%, and 16.57% at June 30, 2024.
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
The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, PacWest Bancorp was deemed the accounting acquirer, even though Banc of California, Inc. was the legal acquirer. We recorded the legacy Banc of California, Inc. acquired assets and assumed liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in goodwill of $215.9 million. The Bank is headquartered in Los Angeles, California, and operates more than 80 branches in California, as well as branches in North Carolina and Colorado. We completed the Merger to, among other things, enhance our scale and presence in California and augment and diversify our sources of revenue.
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
The following table presents the calculation of our ratio of noninterest expense to average total assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Noninterest Expense to Average Total Assets	2024	2024	2024	2023
	(Dollars in thousands)
Noninterest expense	$203,643	$210,518	$414,161	$1,893,440
Average total assets	$35,834,467	$37,540,707	$36,687,587	$42,905,272
Noninterest expense to average total assets (1)	2.29%	2.26%	2.27%	8.90%
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

		Three Months Ended		Six Months Ended
		June 30,	March 31,	June 30,
Return on Average Tangible Common Equity		2024	2024	2024	2023
		(Dollars in thousands)
Net earnings (loss)		$30,333	$30,852	$61,185	$(1,392,838)

Earnings (loss) before income taxes		$44,637	$42,400	$87,037	$(1,524,783)
Add:	Intangible asset amortization	8,484	8,404	16,888	4,800
Add:	Goodwill impairment	—	—	—	1,376,736
	Adjusted earnings (loss) before income taxes	53,121	50,804	103,925	(143,247)
Adjusted income tax expense (benefit) (1)		16,999	13,819	30,866	(45,839)
	Adjusted net earnings (loss)	36,122	36,985	73,059	(97,408)
Less:	Preferred stock dividends	9,947	9,947	19,894	19,894
	Adjusted net earnings (loss) available to
	common and equivalent stockholders	$26,175	$27,038	$53,165	$(117,302)

Average stockholders' equity		$3,395,350	$3,390,532	$3,392,941	$3,355,495
Less:	Average intangible assets	352,934	360,680	356,807	706,072
Less:	Average preferred stock	498,516	498,516	498,516	498,516
	Average tangible common equity	$2,543,900	$2,531,336	$2,537,618	$2,150,907

Return on average equity (2)		3.59%	3.66%	3.63%	(83.71)%
Return on average tangible common equity (3)		4.14%	4.30%	4.21%	(11.00)%
___________________________________
(1)     Effective tax rates of 32.0% and 27.2% used for the three months ended June 30, 2024 and March 31, 2024. Effective tax rate of 29.7% used for the six months ended June 30, 2024. Adjusted effective tax rate of 32.0% used to normalize the effect of goodwill impairment for the six months ended June 30, 2023.
(2)     Annualized net earnings (loss) divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common and equivalent stockholders divided by average tangible common equity.

Tangible Common Equity to Tangible Assets and	June 30,	December 31,
Tangible Book Value Per Common Share	2024	2023
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,407,848	$3,390,765
Less: Preferred stock	498,516	498,516
Total common equity	2,909,332	2,892,249
Less: Intangible assets	364,819	364,104
Tangible common equity	$2,544,513	$2,528,145

Total assets	$35,243,839	$38,534,064
Less: Intangible assets	364,819	364,104
Tangible assets	$34,879,020	$38,169,960

Total stockholders' equity to total assets ratio	9.67%	8.80%
Tangible common equity to tangible assets ratio	7.30%	6.62%
Book value per common share (1)	$17.23	$17.12
Tangible book value per common share (2)	$15.07	$14.96
Common and equivalent shares outstanding (3)	168,875,712	168,959,063
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include non-voting common stock equivalents that are participating securities.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2024	2024	2024	2023
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$462,589	$478,704	$941,293	$1,057,676
Interest expense	(233,101)	(249,602)	(482,703)	(592,328)
Net interest income	229,488	229,102	458,590	465,348
Provision for credit losses	(11,000)	(10,000)	(21,000)	(5,000)
Noninterest income (loss)	29,792	33,816	63,608	(91,691)
Operating expense	(216,293)	(210,518)	(426,811)	(495,796)
Acquisition, integration and reorganization costs	12,650	—	12,650	(20,908)
Goodwill impairment	—	—	—	(1,376,736)
Earnings (loss) before income taxes	44,637	42,400	87,037	(1,524,783)
Income tax (expense) benefit	(14,304)	(11,548)	(25,852)	131,945
Net earnings (loss)	30,333	30,852	61,185	(1,392,838)
Preferred stock dividends	(9,947)	(9,947)	(19,894)	(19,894)
Net earnings (loss) available to
common and equivalent stockholders	$20,386	$20,905	$41,291	$(1,412,732)

Per Common Share Data:
Diluted earnings (loss) per share (1)	$0.12	$0.12	$0.25	$(18.21)
Book value per share(1)	$17.23	$17.13
Tangible book value per share (1)(2)	$15.07	$15.03

Performance Ratios:
Return on average assets	0.34%	0.33%	0.34%	(6.55)%
Return on average tangible common equity (1)(2)	4.14%	4.30%	4.21%	(11.00)%
Net interest margin (tax equivalent)	2.80%	2.66%	2.73%	2.34%
Yield on average loans and leases (tax equivalent)	6.18%	6.08%	6.13%	6.11%
Cost of average total deposits	2.60%	2.66%	2.63%	2.27%
Noninterest expense to average total assets	2.29%	2.26%	2.27%	8.90%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.27%	10.09%
Tier 1 capital ratio	12.62%	12.38%
Total capital ratio	16.57%	16.40%
Tier 1 leverage capital ratio	9.51%	9.12%
Risk-weighted assets	$26,888,980	$27,513,936
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "- Non-GAAP Financial Measurements."

Second Quarter of 2024 Compared to First Quarter of 2024
Net earnings available to common and equivalent stockholders for the second quarter of 2024 was $20.4 million, or $0.12 per diluted share, compared to a net earnings available to common and equivalent stockholders for the first quarter of 2024 of $20.9 million, or $0.12 per diluted share. The $0.5 million decrease in net earnings available to common and equivalent stockholders from the first quarter of 2024 was due mainly to lower noninterest income of $4.0 million, higher provision for credit losses of $1.0 million, and higher income tax expense of $2.8 million, offset partially by higher net interest income of $0.4 million and lower noninterest expense of $6.9 million. The decrease in noninterest income was due mainly to a decrease of $2.9 million in other income and a decrease of $1.9 million in dividends and gains on equity investments. The increase in income tax expense was due to higher pre-tax income for the second quarter compared to the first quarter and a higher effective tax rate of 32.0% for the second quarter compared to 27.2% for the first quarter. Net interest income was higher in the second quarter compared to the first quarter due to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets. The decrease in noninterest expense was due mainly to decreases of $12.7 million in acquisition, integration and reorganization costs and $6.3 million in compensation expense, offset partially by increases of $6.0 million in insurance and assessments expense and $5.1 million in other expense.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net earnings available to common and equivalent stockholders for the six months ended June 30, 2024 was $41.3 million, or $0.25 per diluted share, compared to a net loss available to common and equivalent stockholders for the six months ended June 30, 2023 of $1.4 billion, or a loss of $18.21 per diluted share. The $1.5 billion increase in net earnings available to common and equivalent stockholders was due mainly to a $1.5 billion decrease in noninterest expense and a $155.3 million increase in noninterest income, offset partially by a $6.8 million decrease in net interest income, a $16.0 million increase in the provision for credit losses, and a $157.8 million increase in income tax expense. The decrease in noninterest expense was due, in part, to a $1.38 billion goodwill impairment charge in the first quarter of 2023. The increase in noninterest income was due almost entirely to a decrease in the loss on sale of loans and leases of $156.6 million. The decrease in net interest income was due primarily to lower interest income on lower interest-earning assets and higher interest expense on deposits, offset partially by lower interest expense on borrowings. The increase in income tax expense was due to the income tax expense recorded on earnings before taxes in the six months ended June 30, 2024, compared to an income tax benefit recorded on a net loss before income taxes in the six months ended June 30, 2023.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2024			March 31, 2024
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$25,325,578	$388,853	6.18%	$25,518,590	$385,465	6.08%
Investment securities	4,658,690	33,836	2.92%	4,721,556	34,303	2.92%
Deposits in financial institutions	2,960,292	39,900	5.42%	4,374,968	58,936	5.42%
Total interest‑earning assets	32,944,560	462,589	5.65%	34,615,114	478,704	5.56%
Other assets	2,889,907			2,925,593
Total assets	$35,834,467			$37,540,707

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking	$7,673,902	61,076	3.20%	$7,883,177	61,549	3.14%
Money market	4,962,567	32,776	2.66%	5,737,837	41,351	2.90%
Savings	2,002,670	16,996	3.41%	2,036,129	18,030	3.56%
Time	6,274,242	75,258	4.82%	6,108,321	73,877	4.86%
Total interest‑bearing deposits	20,913,381	186,106	3.58%	21,765,464	194,807	3.60%
Borrowings	2,013,600	30,311	6.05%	2,892,406	38,124	5.30%
Subordinated debt	938,367	16,684	7.15%	937,005	16,671	7.16%
Total interest‑bearing liabilities	23,865,348	233,101	3.93%	25,594,875	249,602	3.92%
Noninterest‑bearing demand deposits	7,881,620			7,685,027
Other liabilities	692,149			870,273
Total liabilities	32,439,117			34,150,175
Stockholders’ equity	3,395,350			3,390,532
Total liabilities and stockholders' equity	$35,834,467			$37,540,707
Net interest income		$229,488			$229,102
Net interest rate spread			1.72%			1.64%
Net interest margin			2.80%			2.66%

Total deposits (2)	$28,795,001	$186,106	2.60%	$29,450,491	$194,807	2.66%
Total funds (3)	$31,746,968	$233,101	2.95%	$33,279,902	$249,602	3.02%
_____________________
(1)    Includes net loan discount accretion of $21.8 million and $22.4 million for the three months ended June 30, 2024 and March 31, 2024.
(2)    Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.
(3)    Total funds is the sum of total interest-bearing liabilities and noninterest-bearing demand deposits. The cost of total funds is calculated as annualized total interest expense divided by average total funds.

	Six Months Ended
	June 30, 2024			June 30, 2023
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$25,422,084	$774,318	6.13%	$27,783,379	$842,001	6.11%
Investment securities	4,690,123	68,139	2.92%	7,187,654	88,390	2.48%
Deposits in financial institutions	3,667,630	98,836	5.42%	5,267,361	129,629	4.96%
Total interest‑earning assets (1)	33,779,837	941,293	5.60%	40,238,394	1,060,020	5.31%
Other assets	2,907,750			2,666,878
Total assets	$36,687,587			$42,905,272

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking	$7,778,540	122,625	3.17%	$6,843,720	102,755	3.03%
Money market	5,350,202	74,127	2.79%	7,754,868	103,232	2.68%
Savings	2,019,399	35,026	3.49%	665,929	4,277	1.30%
Time	6,191,281	149,135	4.84%	6,314,566	124,417	3.97%
Total interest‑bearing deposits	21,339,422	380,913	3.59%	21,579,083	334,681	3.13%
Borrowings	2,453,003	68,435	5.61%	8,381,575	230,036	5.53%
Subordinated debt	937,686	33,355	7.15%	868,533	27,611	6.41%
Total interest‑bearing liabilities	24,730,111	482,703	3.93%	30,829,191	592,328	3.87%
Noninterest‑bearing demand deposits	7,783,324			8,089,248
Other liabilities	781,211			631,338
Total liabilities	33,294,646			39,549,777
Stockholders’ equity	3,392,941			3,355,495
Total liabilities and stockholders' equity	$36,687,587			$42,905,272
Net interest income (1)		$458,590			$467,692
Net interest rate spread (1)			1.67%			1.44%
Net interest margin (1)			2.73%			2.34%

Total deposits (4)	$29,122,746	$380,913	2.63%	$29,668,331	$334,681	2.27%
Total funds (5)	$32,513,435	$482,703	2.99%	$38,918,439	$592,328	3.07%
_____________________
(1)    Tax equivalent.
(2)    Includes net loan discount accretion of $44.3 million for the six months ended June 30, 2024 and net loan premium amortization of $4.4 million for the six months ended June 30, 2023.
(3)    Includes tax-equivalent adjustments of $0.0 million and $2.3 million for the six months ended June 30, 2024 and 2023, related to tax-exempt income on loans. The federal statutory rate utilized was 21%.
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
Second Quarter of 2024 Compared to First Quarter of 2024
Net interest income increased by $0.4 million to $229.5 million for the second quarter of 2024 compared to $229.1 million for the first quarter of 2024 due to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets.

Average interest-earning assets decreased by $1.7 billion to $32.9 billion for the second quarter of 2024 due mainly to the $1.4 billion decrease in average deposits in financial institutions which was attributable to a $1.0 billion paydown of BTFP in the second quarter of 2024. The NIM was 2.80% for the second quarter of 2024 compared to 2.66% for the first quarter of 2024 due to the average yield on interest-earning assets increasing by 9 basis points, while the average total cost of funds decreased by 7 basis points, which was positively impacted by an increase in average noninterest-bearing deposits. The average yield on interest-earning assets increased by 9 basis points to 5.65% for the second quarter from 5.56% in the first quarter due mainly to the increase in the average yield on loans and leases.
The average yield on loans and leases increased by 10 basis points to 6.18% for the second quarter of 2024 from 6.08% for the first quarter of 2024 as a result of new originations being at rates higher than the existing portfolio and the change in the mix of loan product balances.
The average total cost of funds decreased by 7 basis points to 2.95% for the second quarter from 3.02% in the first quarter due mainly to decreases in average interest-bearing deposits combined with an increase in average noninterest-bearing deposits. The average cost of interest-bearing liabilities increased by 1 basis point to 3.93% for the second quarter from 3.92% for the first quarter. The average total cost of deposits decreased by 6 basis points to 2.60% for the second quarter compared to 2.66% in the first quarter. Average noninterest-bearing deposits increased by $196.6 million for the second quarter compared to the first quarter and average total deposits decreased by $655.5 million.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net interest income decreased by $6.8 million to $458.6 million for the six months ended June 30, 2024 compared to $465.3 million for the six months ended June 30, 2023 due to lower interest income on lower interest-earning assets and higher interest expense on deposits, offset partially by lower interest expense on borrowings.
Average interest-earning assets decreased by $6.5 billion to $33.8 billion for the first six months of 2024 due to sales of non-core loan portfolios in the second quarter of 2023, fourth quarter of 2023 securities sales, and lower cash balances due to the pay down of higher-cost borrowings in 2024 offset partially by the fourth quarter of 2023 acquisition of legacy Banc of California loans. The NIM increased by 39 basis points to 2.73% for the six months ended June 30, 2024 compared to 2.34% for the same period in 2023 due to the average yield on interest-earning assets increasing by 29 basis points, while the average total cost of funds decreased by 8 basis points.
The average yield on interest-earning assets increased by 29 basis points to 5.60% for the first six months of 2024 from 5.31% for the same period in 2023 due mainly to the change in the interest-earning asset mix. This was driven by the increase in the balance of average loans and leases as a percentage of average interest-earning assets to 75% for the six months ended June 30, 2024 from 69% for the six months ended June 30, 2023, the decrease in the balance of average investment securities as a percentage of average interest-earning assets to 14% for the first six months of 2024 from 18% for comparable period in 2023, and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets to 11% for the six months ended June 30, 2024 from 13% for the same period in 2023.
The average yield on loans and leases increased by 2 basis points to 6.13% for the first six months of 2024 from 6.11% for the same period in 2023 as a result of changes in portfolio mix and higher net accretion of loan discounts/premiums.
The average total cost of funds decreased by 8 basis points to 2.99% for the six months ended June 30, 2024 from 3.07% for the six months ended June 30, 2023 due mainly to changes in the total funds mix. This was driven by the increase in the balance of lower cost average total deposits as a percentage of average total funds to 90% for the first six months of 2024 from 76% for the comparable period in 2023, and the decrease in the balance of higher cost average borrowings as a percentage of average total funds to 8% for the six months ended June 30, 2024 from 22% for the same period in 2023. The average cost of interest-bearing liabilities increased by 6 basis points to 3.93% for the first six months of 2024 from 3.87% for the comparable period in 2023. The average total cost of deposits increased by 36 basis points to 2.63% for the six months ended June 30, 2024 compared to 2.27% for the six months ended June 30, 2023. Average noninterest-bearing deposits decreased by $305.9 million for the first six months of 2024 compared to the same period in 2023 and average total deposits decreased by $545.6 million.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2024	2024	2024	2023
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$12,000	$11,000	$23,000	$58,500
Reduction in reserve for unfunded loan commitments	(1,000)	(1,000)	(2,000)	(53,500)
Total loan-related provision	$11,000	$10,000	$21,000	$5,000
Addition to allowances for held-to-maturity
and available-for-sale securities	—	—	—	—
Total provision for credit losses	$11,000	$10,000	$21,000	$5,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for investment (1)	$55,741	$1,184	$56,925	$39,998
Annualized net charge-offs to average loans and leases	0.89%	0.02%	0.45%	0.29%
At quarter-end:
Allowance for credit losses	$275,333	$320,074
Allowance for credit losses to loans and leases held for investment	1.19%	1.26%
Allowance for credit losses to nonaccrual loans and leases held
for investment	235.2%	219.6%
Nonaccrual loans and leases held for investment	$117,070	$145,785
Nonaccrual loans and leases held for investment to loans and leases
held for investment	0.50%	0.57%
Classified loans and leases held for investment	$415,498	$366,729
Special mention loans and leases held for investment	$680,663	$556,509
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
Second Quarter of 2024 Compared to First Quarter of 2024
The provision for credit losses was $11.0 million for the second quarter compared to $10.0 million for the first quarter. The $11.0 million second quarter provision was driven mainly by higher net charge-offs, higher qualitative reserves for office loans and other concentrations of credit, and an increase in special mention and classified loans and leases, offset partially by the reserves released for the Civic loans transferred to held for sale. The $10.0 million first quarter provision was driven by an increase in qualitative reserves related to loans secured by office properties and an increase in quantitative reserves due to an increase in nonaccrual and classified loans and leases.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The provision for credit losses increased by $16.0 million to $21.0 million for the six months ended June 30, 2024 compared to $5.0 million for the six months ended June 30, 2023. The higher provision in the 2024 period was generally due to higher net charge-offs, higher qualitative reserves, and higher levels of special mention and classified loans and leases, offset partially by the reserves released for the Civic loans transferred to held for sale.
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
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Noninterest Income	2024	2024	2024	2023
	(In thousands)
Leased equipment income	$11,487	$11,716	$23,203	$36,244
Other commissions and fees	8,629	8,142	16,771	21,585
Service charges on deposit accounts	4,540	4,705	9,245	7,888
Gain (loss) gain on sale of loans and leases	1,135	(448)	687	(155,919)
Dividends and gains on equity investments	1,166	3,068	4,234	3,756
Warrant (loss) income	(324)	178	(146)	(457)
LOCOM HFS adjustment	(38)	330	292	(11,943)
Other	3,197	6,125	9,322	7,155
Total noninterest income (loss)	$29,792	$33,816	$63,608	$(91,691)
Second Quarter of 2024 Compared to First Quarter of 2024
Noninterest income decreased by $4.0 million to $29.8 million for the second quarter of 2024 due mainly to a decrease of $2.9 million in other income (negative fair value mark on credit-linked notes) and a decrease of $1.9 million in dividends and gains on equity investments (negative fair value mark on Small Business Investment Company (“SBIC”) investments partially offset by higher income distributions from SBIC investments), offset partially by an increase of $1.6 million in gain on sale of loans.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Noninterest income increased by $155.3 million to $63.6 million for the six months ended June 30, 2024 compared to a loss of $91.7 million for the six months ended June 30, 2023 due almost entirely to a decrease in the loss on sale of loans and leases of $156.6 million. The Company sold $529.6 million of loans for a net gain of $0.7 million in the six months ended June 30, 2024 and $5.4 billion of loans for a net loss of $155.9 million in the six months ended June 30, 2023.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Noninterest Expense	2024	2024	2024	2023
	(In thousands)
Compensation	$85,914	$92,236	$178,150	$171,357
Customer related expense	32,405	30,919	63,324	51,307
Insurance and assessments	26,431	20,461	46,892	37,352
Occupancy	17,455	17,968	35,423	30,450
Information technology and data processing	15,459	15,418	30,877	25,866
Intangible asset amortization	8,484	8,404	16,888	4,800
Leased equipment depreciation	7,511	7,520	15,031	18,463
Other professional services	5,183	5,075	10,258	16,046
Loan expense	4,332	4,491	8,823	11,769
Other	13,119	8,026	21,145	128,386
Total operating expense	216,293	210,518	426,811	495,796
Acquisition, integration and reorganization costs	(12,650)	—	(12,650)	20,908
Goodwill impairment	—	—	—	1,376,736
Total noninterest expense	$203,643	$210,518	$414,161	$1,893,440
Second Quarter of 2024 Compared to First Quarter of 2024
Noninterest expense decreased by $6.9 million to $203.6 million for the second quarter of 2024 compared to the first quarter of 2024 due mainly to decreases of $12.7 million in acquisition, integration and reorganization costs and $6.3 million in compensation expense, offset partially by increases of $6.0 million in insurance and assessments expense and $5.1 million in other expense. The decrease in acquisition, integration and reorganization costs was due to actual amounts for certain expenses being lower than the estimated amounts accrued at merger close. The decrease in compensation expense was mostly due to a lower headcount. The increase in insurance and assessments expense was due to higher assessment rates for both the regular FDIC assessment and the special assessment. The increase in other expense was mostly due to a repurchase reserve recorded for standard representations and warranties associated with the Civic loan sale.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Noninterest expense decreased by $1.5 billion to $414.2 million for the six months ended June 30, 2024 compared to $1.9 billion for the six months ended June 30, 2023 due mainly to a $1.4 billion goodwill impairment recorded in the 2023 period and a $107.2 million decrease in other expense as the 2023 period included $106.8 million of fair value loss adjustments related to sold unfunded loan commitments.

Income Taxes
Second Quarter of 2024 Compared to First Quarter of 2024
Income tax expense of $14.3 million was recorded for the second quarter resulting in an effective tax rate of 32.0% compared to tax expense of $11.5 million for the first quarter and an effective tax rate of 27.2%. The increase is due primarily to an increase in disallowed executive compensation expense and a higher shortfall on equity compensation expense from second quarter restricted stock vesting.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Income tax expense of $25.9 million was recorded for the six months ended June 30, 2024 resulting in an effective tax rate of 29.7% compared to a benefit of $131.9 million for the same period in 2023 and an effective tax rate of 8.7%. Excluding goodwill impairment, the effective tax rate for the six months ended June 30, 2023 was 22.7%. The increase is primarily due to a higher shortfall on equity compensation expense from restricted stock vesting in the second quarter of 2024.

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	June 30, 2024			December 31, 2023
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$1,101,861	49%	8.4	$1,187,609	51%	8.2
Agency residential CMOs	278,260	12%	4.2	284,334	12%	4.4
Corporate debt securities	281,962	13%	1.6	267,232	11%	1.9
Agency commercial MBS	241,343	11%	3.1	253,306	11%	3.4
Private label residential CMOs	150,286	7%	7.0	158,412	7%	7.7
Collateralized loan obligations	109,354	5%	0.2	108,416	5%	0.1
Municipal securities	33,057	1%	4.1	28,083	1%	4.5
Private label commercial MBS	18,076	1%	2.0	20,813	1%	2.1
Asset-backed securities	17,444	1%	—	19,952	1%	—
SBA securities	12,388	—%	3.0	13,739	—%	3.2
U.S. Treasury securities	—	—%	—	4,968	—%	0.1
Total securities available-for-sale	$2,244,031	100%	5.8	$2,346,864	100%	5.9
Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the dates indicated:

	June 30, 2024			December 31, 2023
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,249,421	55%	7.8	$1,247,310	55%	8.1
Agency commercial MBS	437,110	19%	6.4	433,827	19%	6.8
Private label commercial MBS	352,880	15%	5.9	350,493	15%	6.3
U.S. Treasury securities	188,495	8%	6.2	187,033	8%	6.7
Corporate debt securities	70,302	3%	4.3	70,128	3%	4.4
Total securities held-to-maturity	$2,298,208	100%	7.1	$2,288,791	100%	7.4

The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	June 30, 2024
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$312,083	25%
Texas	276,885	22%
Washington	189,046	15%
Oregon	79,458	6%
Maryland	64,509	5%
Georgia	55,343	4%
Colorado	48,802	4%
Minnesota	34,900	3%
Tennessee	30,992	3%
Florida	21,962	2%
Total of ten largest states	1,113,980	89%
All other states	135,441	11%
Total municipal securities held-to-maturity	$1,249,421	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2024		December 31, 2023
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,638,575	15%	$3,874,804	15%
SBA program	631,023	3%	632,110	3%
Hotel	452,987	2%	519,583	2%
Total commercial real estate mortgage	4,722,585	20%	5,026,497	20%
Multi-family	5,984,930	26%	6,025,179	23%
Residential mortgage	2,679,111	11%	2,754,176	11%
Investor-owned residential	140,588	1%	2,234,531	9%
Residential renovation	46,386	—%	71,602	—%
Total other residential real estate	2,866,085	12%	5,060,309	20%
Total real estate mortgage	13,573,600	58%	16,111,985	63%
Real Estate Construction and Land:
Commercial	784,166	4%	759,585	3%
Residential	2,573,431	11%	2,399,684	9%
Total real estate construction and land (1)	3,357,597	15%	3,159,269	12%
Total real estate	16,931,197	73%	19,271,254	75%
Commercial:
Lender finance	469,796	2%	486,966	2%
Equipment finance	692,777	3%	736,275	3%
Premium finance	601,695	2%	732,162	3%
Other asset-based	204,445	1%	233,682	1%
Total asset-based	1,968,713	8%	2,189,085	9%
Equity fund loans	644,800	3%	662,732	3%
Venture lending	811,322	3%	783,630	3%
Total venture capital	1,456,122	6%	1,446,362	6%
Secured business loans	645,323	3%	614,120	2%
Warehouse lending	781,898	3%	554,940	2%
Other lending	1,019,753	5%	960,800	4%
Total other commercial	2,446,974	11%	2,129,860	8%
Total commercial	5,871,809	25%	5,765,307	23%
Consumer	425,903	2%	453,126	2%
Total loans and leases held for investment,
net of deferred fees	$23,228,909	100%	$25,489,687	100%

Total unfunded loan commitments	$5,256,473		$5,578,907
 ________________________________
(1)    Includes land and acquisition and development loans of $213.6 million at June 30, 2024 and $228.9 million at December 31, 2023.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2024		December 31, 2023
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$11,629,557	69%	$12,262,311	64%
Colorado	1,259,818	7%	1,167,659	6%
Arizona	663,894	4%	719,299	4%
Texas	581,226	3%	878,538	4%
Florida	462,592	3%	837,467	4%
Washington	434,934	3%	533,931	3%
Nevada	391,546	2%	411,020	2%
Oregon	322,026	2%	348,166	2%
Utah	163,140	1%	168,080	1%
Tennessee	121,264	1%	225,166	1%
Total of 10 largest states	16,029,997	95%	17,551,637	91%
All other states	901,200	5%	1,719,617	9%
Total real estate loans held for investment, net of deferred fees	$16,931,197	100%	$19,271,254	100%
Due to hybrid and remote working policies adopted by most companies during the COVID-19 pandemic which remain in place today, there are concerns over the utilization of commercial office space which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Furthermore, higher interest rates have presented a new emerging risk for the variable rate and hybrid loans in our portfolio. Due to these concerns and concentrations of credit associated with commercial real estate loans, excluding owner occupied real estate loans, we have increased the qualitative reserve component of our allowance for credit losses for our office loan exposure. At June 30, 2024, mortgage loans secured by office properties represent 3.9% of total loans and leases held for investment.
The risks outlined above result from market conditions and are not controllable by us. However, when considering the markets in which to pursue real estate loans, we consider the market conditions, our current loan portfolio concentrations by property type and by market, and our past experiences with the borrower, within the specific market, and with the property type.
When underwriting real estate loans, we seek to mitigate risk by using the following framework:
•Requiring our borrowers to invest and maintain a meaningful cash equity interest in the properties securing our loans;
•Reviewing each loan request and renewal individually;
•Using a credit committee approval process for the approval of loan requests (or aggregated credit exposures) over a certain dollar amount;
•Adhering to written loan acceptance standards, including among other factors, maximum loan to acquisition cost ratios, maximum loan to as-is or stabilized value ratios, and minimum operating cash flow requirements;
•Considering market rental and occupancy rates relative to our underwritten or projected rental and occupancy rates;
•Considering the experience of our borrowers and our borrowers' abilities to operate and manage the properties securing our loans;
•Evaluating the supply of comparable real estate and new supply under construction in the collateral's market area;
•Obtaining independent third party appraisals that are reviewed by our appraisal department; and
•Obtaining environmental risk assessments.

The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the period indicated:

Six Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees	June 30, 2024
(In thousands)
Balance, beginning of period	$25,489,687
Additions:
Production	524,140
Disbursements	2,675,738
Total production and disbursements	3,199,878
Reductions:
Payoffs	(1,948,553)
Paydowns	(1,493,667)
Total payoffs and paydowns	(3,442,220)
Sales	(27,516)
Transfers to foreclosed assets	(13,835)
Charge-offs	(63,084)
Transfers to loans held for sale	(1,915,180)
Total reductions	(5,461,835)
Transfers from loans held for sale	1,179
Net decrease	(2,260,778)
Balance, end of period	$23,228,909

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
For the second quarter of 2024, we used the Moody’s June 30, 2024 Baseline, S2 Downside 75th Percentile, and S7 Next-Cycle Recession forecast scenarios for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of recession over our reasonable and supportable forecast period and inherent uncertainty in the economy. Compared to the first quarter of 2024, the economic forecasts were relatively consistent, resulting in an immaterial impact to the allowance for credit losses.
The primary driver behind lower quantitative reserves compared to the prior quarter were lower loan balances in the held for investment portfolio driven by the reclassification of approximately $1.9 billion of Civic loans to held for sale and payoffs/lower balances on existing loans along with charge-off activity associated with individually evaluated loans that had a specific reserve at the prior quarter-end. The decrease in quantitative reserves was partially offset by higher reserves due to risk rating migration.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. Such qualitative factors may include, but are not limited to: economic conditions not captured in in the quantitative reserve; collateral dependency related to certain loan portfolios including loans secured by office properties that were directly impacted by flexible/hybrid work environment; concentrations of credit within the loan portfolio including the commercial real estate portfolio; the quality of the Company’s credit review system; the volume and severity of adversely classified financial assets; the Company’s lending policies and procedures; and the effect of other external factors such as the regulatory and legal environments. During the second quarter of 2024, reserves associated with the qualitative adjustments increased when compared to the prior quarter. Primary qualitative adjustments are related to loans secured by office properties and concentration of credit associated with commercial real estate loans, excluding owner occupied real estate loans.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions related to certain assumptions. We calculated alternative values for our ACL using various alternative forecast scenarios weightings and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from lower reserves by 3.12% to higher reserves by 3.88%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
Allowance for Credit Losses Data	2024	2023
	(Dollars in thousands)
Allowance for loan and lease losses	$247,762	$281,687
Reserve for unfunded loan commitments	27,571	29,571
Total allowance for credit losses	$275,333	$311,258

Allowance for loan and lease losses to loans and leases held for investment	1.07%	1.11%
Allowance for credit losses to loans and leases held for investment	1.19%	1.22%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Allowance for Credit Losses Roll Forward	2024	2024	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$320,074	$311,258	$311,258	$291,803
Provision for credit losses:
Addition to allowance for loan and lease losses	12,000	11,000	23,000	58,500
Reduction in reserve for unfunded loan commitments	(1,000)	(1,000)	(2,000)	(53,500)
Total provision for credit losses	11,000	10,000	21,000	5,000
Loans and leases charged off:
Real estate mortgage	(53,881)	(2,477)	(56,358)	(33,710)
Real estate construction and land	—	—	—	—
Commercial	(3,148)	(704)	(3,852)	(7,484)
Consumer	(1,041)	(1,833)	(2,874)	(911)
Total loans and leases charged off	(58,070)	(5,014)	(63,084)	(42,105)
Recoveries on loans charged off:
Real estate mortgage	1,429	891	2,320	262
Real estate construction and land	—	—	—	—
Commercial	834	2,869	3,703	1,717
Consumer	66	70	136	128
Total recoveries on loans charged off	2,329	3,830	6,159	2,107
Net charge-offs	(55,741)	(1,184)	(56,925)	(39,998)
Balance, end of period	$275,333	$320,074	$275,333	$256,805

Annualized net charge-offs to
average loans and leases	0.89%	0.02%	0.45%	0.29%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Allowance for Credit Losses Charge-offs	2024	2024	2024	2023
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$20,183	$—	$20,183	$6,964
SBA program	663	37	700	73
Hotel	—	—	—	—
Total commercial real estate mortgage	20,846	37	20,883	7,037
Multi-family	—	—	—	—
Residential mortgage	—	—	—	—
Investor-owned residential	32,904	1,520	34,424	16,654
Residential renovation	131	920	1,051	10,019
Total other residential real estate	33,035	2,440	35,475	26,673
Total real estate mortgage	53,881	2,477	56,358	33,710
Real Estate Construction and Land:
Commercial	—	—	—	—
Residential	—	—	—	—
Total real estate construction and land	—	—	—	—
Total real estate	53,881	2,477	56,358	33,710
Commercial:
Lender finance	—	—	—	150
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	92	—	92	—
Total asset-based	92	—	92	150
Equity fund loans	—	—	—	—
Venture lending	2,273	141	2,414	—
Total venture capital	2,273	141	2,414	—
Secured business loans	—	211	211	477
Warehouse lending	—	—	—	—
Other lending	783	352	1,135	6,857
Total other commercial	783	563	1,346	7,334
Total commercial	3,148	704	3,852	7,484
Consumer	1,041	1,833	2,874	911
Total charge-offs	$58,070	$5,014	$63,084	$42,105

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Allowance for Credit Losses Recoveries	2024	2024	2024	2023
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$85	$243	$328	$—
SBA program	124	101	225	223
Hotel	—	—	—	—
Total commercial real estate mortgage	209	344	553	223
Multi-family	500	—	500	—
Residential mortgage	1	1	2	3
Investor-owned residential	299	301	600	13
Residential renovation	420	245	665	23
Total other residential real estate	720	547	1,267	39
Total real estate mortgage	1,429	891	2,320	262
Real Estate Construction and Land:
Commercial	—	—	—	—
Residential	—	—	—	—
Total real estate construction and land	—	—	—	—
Total real estate	1,429	891	2,320	262
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	50	—	50	279
Total asset-based	50	—	50	279
Equity fund loans	—	—	—	—
Venture lending	104	357	461	522
Total venture capital	104	357	461	522
Secured business loans	56	263	319	28
Warehouse lending	—	—	—	—
Other lending	624	2,249	2,873	888
Total other commercial	680	2,512	3,192	916
Total commercial	834	2,869	3,703	1,717
Consumer	66	70	136	128
Total recoveries	$2,329	$3,830	$6,159	$2,107

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	June 30, 2024		December 31, 2023
		% of		% of	Increase
Deposit Composition	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,825,007	27%	$7,774,254	26%	$50,753
Interest-bearing:
Checking	7,309,833	25%	7,808,764	26%	(498,931)
Money market	4,837,025	17%	6,187,889	20%	(1,350,864)
Savings	2,040,461	7%	1,997,989	6%	42,472
Time:
Non-brokered	2,758,067	10%	3,139,270	10%	(381,203)
Brokered	4,034,057	14%	3,493,603	12%	540,454
Total time deposits	6,792,124	24%	6,632,873	22%	159,251
Total interest-bearing	20,979,443	73%	22,627,515	74%	(1,648,072)
Total deposits	$28,804,450	100%	$30,401,769	100%	$(1,597,319)
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	June 30, 2024		December 31, 2023
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$5,759,055	20%	$5,526,396	18%
Time deposits over $250,000	1,033,069	4%	1,106,477	4%
Total time deposits	$6,792,124	24%	$6,632,873	22%
During the six months ended June 30, 2024, total deposits decreased by $1.6 billion, or 5.3%, to $28.8 billion at June 30, 2024 due primarily to a decrease of $1.4 billion in money market accounts and a decrease of $0.5 billion in interest-bearing checking accounts. At June 30, 2024, noninterest-bearing deposits totaled $7.8 billion, or 27%, of total deposits and interest-bearing deposits totaled $21.0 billion, or 73%, of total deposits.
As of June 30, 2024, FDIC-insured deposits represented approximately 74% of total deposits, including accounts eligible for pass-through insurance, down from 76% as of December 31, 2023. Available liquidity (on-balance sheet liquidity plus unused borrowing capacity and unpledged AFS securities) was $16.9 billion at June 30, 2024, which exceeded uninsured and uncollateralized deposits of $6.8 billion, with a coverage ratio of 247% as compared to a coverage ratio of 247% at December 31, 2023. Available liquidity also represented 59% of total deposits at June 30, 2024.
The Bank is a participant in the IntraFi Network, a network that offers deposit placement services such as ICS and CDARS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At June 30, 2024, the Bank had $8.0 billion of reciprocal deposits compared to $8.9 billion at December 31, 2023.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2024	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$2,887,030	$453,597	$3,340,627
Due in over three months through six months	1,161,335	161,671	1,323,006
Due in over six months through 12 months	1,476,088	263,132	1,739,220
Total due within 12 months	5,524,453	878,400	6,402,853
Due in over 12 months through 24 months	227,681	149,775	377,456
Due in over 24 months	6,921	4,894	11,815
Total due over twelve months	234,602	154,669	389,271
Total	$5,759,055	$1,033,069	$6,792,124
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through BAM, our registered investment adviser subsidiary, and third-party money market sweep products. BAM provides customized investment advisory and asset management solutions. At June 30, 2024, total off-balance sheet client investment funds were $1.2 billion, of which $0.7 billion was managed by BAM. At December 31, 2023, total off-balance sheet client investment funds were $0.6 billion, of which $0.2 billion was managed by BAM.

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$117,070	$62,527
Accruing loans contractually past due 90 days or more	—	11,750
Total nonperforming loans and leases	117,070	74,277
Foreclosed assets, net	13,302	7,394
Total nonperforming assets	$130,372	$81,671

Classified loans and leases held for investment	$415,498	$228,417
Special mention loans and leases held for investment	$680,663	$513,312
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.50%	0.25%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.56%	0.32%
Allowance for credit losses to nonaccrual loans and leases held for investment	235.2%	497.8%
Classified loans and leases held for investment to loans and leases held for investment	1.79%	0.90%
Special mention loans and leases held for investment to loans and leases held for investment	2.93%	2.01%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	June 30, 2024		December 31, 2023		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$62,498	$163	$15,669	$10,577	$46,829	$(10,414)
Multi-family	934	227	1,020	2,302	(86)	(2,075)
Other residential	31,832	17,911	31,041	83,747	791	(65,836)
Total real estate mortgage	95,264	18,301	47,730	96,626	47,534	(78,325)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	8,081	1,545	2,689	608	5,392	937
Venture capital	—	2,733	325	—	(325)	2,733
Other commercial	12,925	—	10,972	1,187	1,953	(1,187)
Total commercial	21,006	4,278	13,986	1,795	7,020	2,483
Consumer	800	2,548	811	3,461	(11)	(913)
Total held for investment	$117,070	$25,127	$62,527	$101,882	$54,543	$(76,755)

During the six months ended June 30, 2024, nonperforming loan and leases held for investment increased by $42.8 million to $117.1 million at June 30, 2024 due mainly to additions of $119.0 million, offset partially by transfers to held for sale of $19.6 million, transfers to accrual status of $14.1 million, charge-offs of $13.6 million, and principal and other reductions of $29.0 million. As of June 30, 2024, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $35.9 million and represented 31% of total nonaccrual loans and leases.
Loans and leases accruing 30-89 days past due generally fluctuate from period to period. The $76.8 million decrease to $25.1 million as of June 30, 2024 was due mainly to decreases in other residential and commercial real estate delinquent loans.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	June 30,	December 31,
Property Type	2024	2023
	(In thousands)
Single-family residential	$13,302	$7,394
Total OREO, net	13,302	7,394
Other foreclosed assets	—	—
Total foreclosed assets, net	$13,302	$7,394
During the six months ended June 30, 2024, foreclosed assets increased by $5.9 million to $13.3 million at June 30, 2024 due mainly to additions of $14.8 million, offset partially by sales of $8.1 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	June 30,	December 31,
Loan and Lease Credit Risk Ratings	2024	2023
	(In thousands)
Pass	$22,132,748	$24,747,958
Special mention	680,663	513,312
Classified	415,498	228,417
Total loans and leases held for investment, net of deferred fees	$23,228,909	$25,489,687
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

The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	June 30, 2024		December 31, 2023		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$188,537	$273,747	$75,739	$219,687	$112,798	$54,060
Multi-family	114,583	54,893	74,954	108,356	39,629	(53,463)
Other residential	51,965	21,412	38,155	54,197	13,810	(32,785)
Total real estate mortgage	355,085	350,052	188,848	382,240	166,237	(32,188)
Real estate construction and land:
Commercial	—	107,424	—	—	—	107,424
Residential	—	3,350	—	2,757	—	593
Total real estate construction and land	—	110,774	—	2,757	—	108,017
Commercial:
Asset-based	13,644	9,029	4,561	12,506	9,083	(3,477)
Venture capital	20,278	189,016	7,805	98,633	12,473	90,383
Other commercial	25,601	14,684	26,044	9,984	(443)	4,700
Total commercial	59,523	212,729	38,410	121,123	21,113	91,606
Consumer	890	7,108	1,159	7,192	(269)	(84)
Total	$415,498	$680,663	$228,417	$513,312	$187,081	$167,351

During the six months ended June 30, 2024, classified loans and leases increased by $187.1 million to $415.5 million at June 30, 2024 due mainly to increases of $112.8 million in commercial real estate mortgage classified loans, $39.6 million in multi-family real estate mortgage classified loans, $13.8 million in other residential real estate mortgage classified loans, and $12.5 million in venture capital classified loans.
During the six months ended June 30, 2024, special mention loans and leases increased by $167.4 million to $680.7 million at June 30, 2024 due mainly to increases of $107.4 million in commercial real estate construction and land special mention loans, $90.4 million in venture capital special mention loans, and $54.1 million in commercial real estate mortgage special mention loans, offset partially by decreases of $53.5 million in multi-family real estate mortgage special mention loans and $32.8 million in other residential real estate mortgage special mention loans.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2024, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum Total risk-based capital ratio of 10.00%.
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2024, such disallowed amounts was $252.8 million for the Company. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company will not have increased deferred tax assets that are disallowed.

Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At June 30, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The Company and the Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the June 30, 2024 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount is now being phased out of regulatory capital evenly over the three years from 2022 to 2024. The add-back as of June 30, 2024 ranged from 0 basis points to 3 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
June 30, 2024	Actual	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.51%	4.00%	N/A	N/A
CET1 capital ratio	10.27%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.62%	6.00%	8.50%	N/A
Total capital ratio	16.57%	8.00%	10.50%	N/A

Banc of California:
Tier 1 leverage capital ratio	10.38%	4.00%	N/A	5.00%
CET1 capital ratio	13.77%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.77%	6.00%	8.50%	8.00%
Total capital ratio	16.19%	8.00%	10.50%	10.00%

		Minimum Required
		For Capital	For Capital	For Well
		Adequacy	Conservation	Capitalized
December 31, 2023	Actual	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.00%	4.00%	N/A	N/A
CET1 capital ratio	10.14%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.44%	6.00%	8.50%	N/A
Total capital ratio	16.43%	8.00%	10.50%	N/A

Banc of California:
Tier 1 leverage capital ratio	9.62%	4.00%	N/A	5.00%
CET1 capital ratio	13.27%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.27%	6.00%	8.50%	8.00%
Total capital ratio	15.75%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios increased during the six months ended June 30, 2024 due mainly to a decrease in risk-weighted assets and positive earnings for the period. The consolidated Tier 1 leverage ratio increased during the six months ended June 30, 2024 due mainly to a decrease in average assets attributable primarily to decreased cash and cash equivalents.

Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of June 30, 2024, the carrying value of subordinated debt totaled $939.3 million. At June 30, 2024, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $793.4 million were included in Tier II capital.
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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and receivables due from banks, interest-earning deposits in other financial institutions, and unpledged available-for-sale securities, which we refer to as our primary liquidity. We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity.

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.7 billion at June 30, 2024, and $372.9 million pledged for letters of credit and a balance outstanding of $600.0 million as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.6 billion of certain qualifying loans and $20.2 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $6.6 billion at June 30, 2024, all of which was available, and $545.0 million under the Bank Term Funding Program, which was fully borrowed as of that date. The FRBSF Discount Window secured credit line was collateralized by liens on $7.1 billion of qualifying loans and $1.1 billion of pledged securities, and the Bank Term Funding Program credit line was collateralized by pledged securities with a market value of $481.9 million and a par value of $584.4 million. The Bank Term Funding Program provides borrowing capacity on qualifying government and government agency guaranteed securities based on the collateral par value.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $290.0 million in the aggregate with several correspondent banks. As of June 30, 2024, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2024, there was no outstanding balance through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2024	2023
	(Dollars in thousands)
Cash and due from banks	$203,467	$202,427
Interest-earning deposits in financial institutions	2,495,343	5,175,149
Less: Restricted cash	(183,927)	(185,147)
Securities available-for-sale, at fair value	2,244,031	2,346,864
Less: pledged securities, available-for-sale, at fair value	(4,597)	(2,063,754)
Total primary liquidity	$4,754,317	$5,475,539

Ratio of primary liquidity to total assets	13.5%	14.2%

Secondary Liquidity - Off-Balance Sheet	June 30,	December 31,
Available Secured Borrowing Capacity	2024	2023
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,700,752	$5,302,210
Less: letters of credit	(372,895)	(243,801)
Less: secured advances outstanding	(600,000)	—
Available secured borrowing capacity with the FHLB	5,727,857	5,058,409
Available secured borrowing capacity with the FRBSF	6,592,647	6,916,235
Total secondary liquidity	$12,320,504	$11,974,644
During the six months ended June 30, 2024, the Company's primary liquidity decreased by $721.2 million to $4.8 billion at June 30, 2024 due mainly to a $2.7 billion decrease in interest-earning deposits in financial institutions, offset partially by a decrease of $2.1 billion in pledged AFS securities. During the six months ended June 30, 2024, the Company's secondary liquidity increased by $345.9 million to $12.3 billion at June 30, 2024 due mainly to an increase in available secured borrowing capacity with the FHLB of $669.4 million, offset partially by a decrease in available secured borrowing capacity with the FRB of $323.6 million.

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
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2024, brokered deposits totaled $4.5 billion, consisting of $449.5 million of non-maturity brokered accounts and $4.0 billion of brokered time deposits. At December 31, 2023, brokered deposits totaled $4.6 billion, consisting of $1.1 billion of non-maturity brokered accounts and $3.5 billion of brokered time deposits.
Our liquidity policy includes guidelines, which are governed by the Company's Risk Appetite Statement, which include the following metrics: Primary Liquidity Ratio (unencumbered liquid assets and the market value of unpledged AFS securities, net of a haircut, divided by total assets), Brokered Deposits to Total Funding Ratio (wholesale deposits to total deposits plus borrowings), Total Borrowings to Total Funding Ratio (borrowings to total deposits and borrowings), Short-Term Non-Core Funding Ratio (retail time deposits of $250,000 or more that mature within one year, brokered deposits that mature within one year, listing service deposits that mature within one year, official checks, escrow and title company deposits, 1031 exchange accommodator deposits, Federal Funds purchased, and borrowings that mature within one year as a percentage of total assets) and the Wholesale Funding Ratio (wholesale deposits to total deposits and borrowings). At June 30, 2024, the Bank was in compliance with all of its funding concentration liquidity guidelines.
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
At June 30, 2024, Banc of California, Inc. had $189.0 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2024, our loan commitments and standby letters of credit were $5.3 billion and $209.9 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of June 30, 2024, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $8.6 million and $27.6 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $8.6 million and $28.5 million. We recognized a foreign currency translation net loss of $355,000 for the six months ended June 30, 2024 and a foreign currency translation net gain of $170,000 for the six months ended June 30, 2023.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk - Company Governance. On a monthly basis, we measure our IRR position using two methods: (i) Net Interest Income ("NII") simulation analysis and (ii) Economic Value of Equity ("EVE") modeling. The Management Finance Committee ("MFC") and the Finance Committee of the Company's Board of Directors review the results of these analyses at least quarterly. As discussed in more detail below, if projected changes to interest rates cause changes to our simulated net present value of equity and/or net interest income to be outside our pre-established IRR limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
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
We use a balance sheet simulation model (the "IRR Model") to estimate changes in NII and EVE that would result from immediate and sustained changes in interest rates as of the measurement date. This IRR Model assesses the changes in NII and EVE that would occur in response to an instantaneous and sustained increase and decrease in market interest rates of +-100, +-200, +-300, and +400 basis points. This model is an IRR management tool, and the results are not necessarily an indication of our future net interest income. The IRR Model has inherent limitations and the model's results are based on a given set of rate changes and assumptions at a single point in time.
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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability, and capital targets, we evaluate various strategies including:
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
At June 30, 2024, our interest rate risk profile is “liability sensitive,” but less liability sensitive as compared to our interest rate risk profile position as of December 31, 2023. This shift is primarily due to the change in the mix of funding sources during the six months ended June 30, 2024 resulting from the paydowns of the Bank Term Funding Program balances. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at June 30, 2024 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
June 30, 2024	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$5,800	$(344)	(5.6)%	$1,045	$(18)	(1.7)%
+100 bps	$5,981	$(163)	(2.7)%	$1,048	$(15)	(1.4)%
0 bps	$6,144			$1,063
-100 bps	$6,276	$132	2.1%	$1,079	$16	1.5%
-200 bps	$6,399	$255	4.2%	$1,093	$30	2.8%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 11. Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition, and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2023. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2024:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program	Program
	(Dollars in thousands, except per share amounts)
April 1 - April 30, 2024	2,972	$13.82	—	$—
May 1 - May 31, 2024	63,571	$14.44	—	$—
June 1 - June 30, 2024	15,106	$12.79	—	$—
Total	81,649	$14.12	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.
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

3.2	Sixth Amended and Restated Bylaws of Banc of California, Inc. (Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2023 and incorporated herein by reference.)
10.1
Amended and Restated Employment Agreement, dated as of May 17, 2024, by and among Banc of California, Inc., Banc of California and Jared Wolff, (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (Filed herewith).
32.2	Section 906 Certification of Chief Financial Officer (Filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Earnings (Loss) for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023 and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023 and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

104	Cover page of Banc of California, Inc.'s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 9, 2024	/s/ Jared M. Wolff
Jared M. Wolff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2024	/s/ Monica L. Sparks
Monica L. Sparks
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)