Form 10-Q
period 2024-09-30
BANC OF CALIFORNIA, INC.
filed 2024-11-08
CIK 1169770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State of Incorporation)	(I.R.S. Employer Identification No.)
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

As of October 31, 2024, there were 158,329,608 shares of the registrant's voting common stock outstanding, excluding 216,753 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
SEPTEMBER 30, 2024 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	HFS	Held for Sale
AFS	Available-for-Sale	HLBV	Hypothetical Liquidation at Book Value
AFX	American Financial Exchange	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	ICS	IntraFi Cash Service
ASC	Accounting Standards Codification	IRR	Interest Rate Risk
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
BAM	BofCal Asset Management Inc.	LOCOM	Lower of Cost or Market
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	MBS	Mortgage-Backed Securities
BOLI	Bank Owned Life Insurance	NAV	Net Asset Value
CDI	Core Deposit Intangible Assets	NII	Net Interest Income
CECL	Current Expected Credit Loss	NVCE	Non-Voting Common Stock Equivalents
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	PCD	Purchased Credit Deteriorated
CMBS	Commercial Mortgage-Backed Securities	PRSUs	Performance-Based Restricted Stock Units
CMOs	Collateralized Mortgage Obligations	ROU	Right-of-use
COVID-19	Coronavirus Disease	RSUs	Restricted Stock Units
CRA	Community Reinvestment Act	S&P	Standard & Poor's
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
EVE	Economic Value of Equity	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$251,869	$202,427
Interest-earning deposits in financial institutions	2,302,358	5,175,149
Total cash, cash equivalents, and restricted cash	2,554,227	5,377,576
Securities available-for-sale, at fair value, net of allowance for credit losses
(amortized cost of $2,526,306 and $2,699,255, respectively)	2,300,284	2,346,864
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,229,482 and $2,168,316, respectively)	2,301,263	2,287,291
FRB and FHLB stock, at cost	145,123	126,346
Total investment securities	4,746,670	4,760,501
Loans held for sale	28,639	122,757
Loans and leases held for investment	23,553,534	25,534,730
Deferred fees, net	(25,757)	(45,043)
Allowance for loan and lease losses	(254,345)	(281,687)
Total loans and leases held for investment, net	23,273,432	25,208,000
Equipment leased to others under operating leases	314,998	344,325
Premises and equipment, net	143,200	146,798
Bank owned life insurance	343,212	339,643
Goodwill	216,770	198,627
Intangible assets, net	140,562	165,477
Deferred tax asset, net	706,849	739,111
Other assets	964,054	1,131,249
Total assets	$33,432,613	$38,534,064
LIABILITIES:
Noninterest-bearing deposits	$7,811,796	$7,774,254
Interest-bearing deposits	19,016,473	22,627,515
Total deposits	26,828,269	30,401,769
Borrowings (including $119,624 and $123,116 at fair value, respectively)	1,591,833	2,911,322
Subordinated debt	942,151	936,599
Accrued interest payable and other liabilities	574,162	893,609
Total liabilities	29,936,415	35,143,299
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 158,611,645 shares issued and 158,328,021 outstanding at
September 30, 2024; 157,651,752 shares issued and 156,790,349 outstanding at December 31
2023)	1,586	1,577
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at September 30, 2024
and 477,321 shares issued at December 31, 2023)	5	5
Non-voting common stock equivalents ($0.01 par value, 9,790,600 shares issued at
September 30, 2024 and 10,829,990 shares issued at December 31, 2023)	98	108
Additional paid-in capital	3,802,314	3,840,974
Retained deficit	(478,173)	(518,301)
Accumulated other comprehensive loss, net	(328,148)	(432,114)
Total stockholders' equity	3,496,198	3,390,765
Total liabilities and stockholders' equity	$33,432,613	$38,534,064
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$369,913	$388,853	$310,392	$1,144,231	$1,150,049
Investment securities	34,912	33,836	45,326	103,051	133,716
Deposits in financial institutions	42,068	39,900	90,366	140,904	219,995
Total interest income	446,893	462,589	446,084	1,388,186	1,503,760
Interest expense:
Deposits	180,986	186,106	205,982	561,899	540,663
Borrowings	16,970	30,311	94,234	85,405	324,270
Subordinated debt	16,762	16,684	15,139	50,117	42,750
Total interest expense	214,718	233,101	315,355	697,421	907,683
Net interest income	232,175	229,488	130,729	690,765	596,077
Provision for credit losses	9,000	11,000	—	30,000	5,000
Net interest income after provision for
credit losses	223,175	218,488	130,729	660,765	591,077
Noninterest income:
Leased equipment income	17,176	11,487	14,554	40,379	50,798
Other commissions and fees	8,256	8,629	7,641	25,027	29,226
Service charges on deposit accounts	4,568	4,540	4,018	13,813	11,906
(Loss) gain on sale of loans and leases	(62)	1,135	(1,901)	625	(157,820)
Loss on sale of securities	(59,946)	—	—	(59,946)	—
Dividends and gains on equity
investments	3,730	1,166	3,837	7,964	7,593
Warrant income (loss)	211	(324)	(88)	65	(545)
LOCOM HFS adjustment	(74)	(38)	307	218	(11,636)
Other income	10,689	3,197	15,440	20,011	22,595
Total noninterest (loss) income	(15,452)	29,792	43,808	48,156	(47,883)
Noninterest expense:
Compensation	85,585	85,914	71,642	263,735	242,999
Customer related expense	34,475	32,405	26,971	97,799	78,278
Insurance and assessments	12,708	26,431	38,298	59,600	75,650
Occupancy	16,892	17,455	15,293	52,315	45,743
Information technology and data
processing	14,995	15,459	12,840	45,872	38,706
Intangible asset amortization	8,485	8,484	2,389	25,373	7,189
Leased equipment depreciation	7,144	7,511	8,333	22,175	26,796
Other professional services	5,101	5,183	5,597	15,359	21,643
Loan expense	3,994	4,332	4,243	12,817	16,012
Acquisition, integration and
reorganization costs	(510)	(12,650)	9,925	(13,160)	30,833
Goodwill impairment	—	—	—	—	1,376,736
Other expense	7,340	13,119	5,572	28,485	133,958
Total noninterest expense	196,209	203,643	201,103	610,370	2,094,543
Earnings (loss) before income taxes	11,514	44,637	(26,566)	98,551	(1,551,349)
Income tax expense (benefit)	2,730	14,304	(3,222)	28,582	(135,167)
Net earnings (loss)	8,784	30,333	(23,344)	69,969	(1,416,182)
Preferred stock dividends	9,947	9,947	9,947	29,841	29,841
Net (loss) earnings available to common
and equivalent stockholders	$(1,163)	$20,386	$(33,291)	$40,128	$(1,446,023)
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
	(Unaudited)
	(In thousands, except per share amounts)
Earnings (loss) per share:
Basic	$(0.01)	$0.12	$(0.42)	$0.24	$(18.61)
Diluted	$(0.01)	$0.12	$(0.42)	$0.24	$(18.61)

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
	(Unaudited)
	(In thousands)
Net earnings (loss)	$8,784	$30,333	$(23,344)	$69,969	$(1,416,182)
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	83,902	729	(149,201)	66,423	(145,375)
Income tax (expense) benefit related to unrealized net
holding gains (losses) arising during the period	(23,810)	(207)	41,328	(18,850)	40,268
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	60,092	522	(107,873)	47,573	(105,107)
Reclassification adjustment for net losses included in
net earnings (1)	59,946	—	—	59,946	—
Income tax benefit related to reclassification adjustment	(17,011)	—	—	(17,011)	—
Reclassification adjustment for net losses included
in net earnings, net of tax	42,935	—	—	42,935	—
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	8,226	8,106	7,998	24,442	23,759
Income tax expense related to amortization of unrealized
net loss on securities transferred from
available-for-sale to held-to-maturity	(2,354)	(2,300)	(2,215)	(6,956)	(6,581)
Amortization of unrealized net loss on securities
transferred from available-for-sale
to held-to-maturity, net of tax	5,872	5,806	5,783	17,486	17,178
Change in fair value of credit-linked notes	(1,495)	636	3,050	(2,110)	7,107
Income tax benefit (expense) related to change in fair
value of credit-linked notes	424	(149)	(839)	630	(1,957)
Change in fair value of credit-linked notes,
net of tax	(1,071)	487	2,211	(1,480)	5,150
Unrealized (loss) gain on cash flow hedges arising
during the period	(10,216)	1,283	—	(3,508)	—
Income tax benefit (expense) related to unrealized gain
on cash flow hedges arising during the period	2,899	(321)	—	960	—
Unrealized (loss) gain on cash flow hedges,
net of tax	(7,317)	962	—	(2,548)	—
Other comprehensive income (loss), net of tax	100,511	7,777	(99,879)	103,966	(82,779)
Comprehensive income (loss)	$109,295	$38,110	$(123,223)	$173,935	$(1,498,961)
__________________________________
(1)    Entire amount recognized in "Loss on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2024
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2023	$498,516	$1,577	$5	$108	$3,840,974	$(518,301)	$(432,114)	$3,390,765
Net earnings	—	—	—	—	—	30,852	—	30,852
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(4,322)	(4,322)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(1)	—	—	4,657	—	—	4,656
Conversion of non-voting
common stock equivalents
to voting common stock	—	7	—	(7)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(1,238)	—	—	(1,238)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	70	—	—	70
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,686)	—	—	(16,686)
Balance, March 31, 2024	$498,516	$1,583	$5	$101	$3,827,777	$(497,396)	$(436,436)	$3,394,150
Net earnings	—	—			—	30,333	—	30,333
Other comprehensive income,
net of tax	—	—	—	—	—	—	7,777	7,777
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	3,912	—	—	3,912
Restricted stock surrendered	—	—	—	—	(1,154)	—	—	(1,154)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	78	—	—	78
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,301)	—	—	(17,301)
Balance, June 30, 2024	$498,516	$1,583	$5	$101	$3,813,312	$(477,010)	$(428,659)	$3,407,848
Net earnings	—	—			—	8,784	—	8,784
Other comprehensive income,
net of tax	—	—	—	—	—	—	100,511	100,511
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	5,445	—	—	5,445
Conversion of non-voting
common stock equivalents
to voting common stock	—	3	—	(3)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(158)	—	—	(158)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	95	—	—	95
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,380)	—	—	(16,380)
Balance, September 30, 2024	$498,516	$1,586	$5	$98	$3,802,314	$(478,173)	$(328,148)	$3,496,198

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2024
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2023	513,250	157,651,752	477,321	10,829,990
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	67,209	—	—
Restricted stock surrendered	—	(17,364)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,721	—	—
Conversion of non-voting common stock equivalents
to voting common stock	—	684,390	—	(684,390)
Number of shares, March 31, 2024	513,250	158,390,708	477,321	10,145,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	(66,623)	—	—
Restricted stock surrendered	—	(77,549)	—	—
Shares purchased under Dividend Reinvestment Plan	—	6,255	—	—
Number of shares, June 30, 2024	513,250	158,252,791	477,321	10,145,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	2,001	—	—
Restricted stock surrendered	—	(3,384)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,237	—	—
Conversion of non-voting common stock equivalents
to voting common stock	—	355,000	—	(355,000)
Number of shares, September 30, 2024	513,250	158,611,645	477,321	9,790,600

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2023
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Earnings	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2022	$498,516	$1,230	$—	$—	$2,821,064	$1,420,624	$(790,903)	$3,950,531
Net loss	—	—	—	—	—	(1,195,424)	—	(1,195,424)
Other comprehensive income,
net of tax	—	—	—	—	—	—	54,843	54,843
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	2	—	—	4,981	—	—	4,983
Restricted stock surrendered	—	—	—	—	(4,053)	—	—	(4,053)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.38/share	—	—	—	—	(29,456)	—	—	(29,456)
Balance, March 31, 2023	$498,516	$1,232	$—	$—	$2,792,536	$215,253	$(736,060)	$2,771,477
Net loss	—	—	—	—	—	(197,414)	—	(197,414)
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(37,743)	(37,743)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	1	—	—	8,933	—	—	8,934
Restricted stock surrendered	—	—	—	—	(1,019)	—	—	(1,019)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.02/share	—	—	—	—	(1,093)	—	—	(1,093)
Balance, June 30, 2023	$498,516	$1,233	$—	$—	$2,799,357	$7,892	$(773,803)	$2,533,195
Net loss	—	—	—	—	—	(23,344)	—	(23,344)
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(99,879)	(99,879)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(2)	—	—	259	—	—	257
Restricted stock surrendered	—	—	—	—	(194)	—	—	(194)
Cash dividends paid:
Preferred stock, $0.48/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.02/share	—	—	—	—	(811)	—	—	(811)
Balance, September 30, 2023	$498,516	$1,231	$—	$—	$2,798,611	$(25,399)	$(873,682)	$2,399,277

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2023
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2022	513,250	78,973,869	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	110,661	—	—
Restricted stock surrendered	—	(96,106)	—	—
Number of shares, March 31, 2023	513,250	78,988,424	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	54,188	—	—
Restricted stock surrendered	—	(103,588)	—	—
Number of shares, June 30, 2023	513,250	78,939,024	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	(116,014)	—	—
Restricted stock surrendered	—	(16,041)	—	—
Number of shares, September 30, 2023	513,250	78,806,969	—	—

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$69,969	$(1,416,182)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Goodwill impairment	—	1,376,736
Depreciation and amortization	41,199	40,295
Amortization of net premiums on investment securities	18,468	28,981
Decrease in deferred loan fees and discounts, net	(87,108)	(62,420)
Amortization of intangible assets	25,373	7,189
Amortization of operating lease ROU assets	27,614	20,937
Provision for credit losses	30,000	5,000
Gain on sale of foreclosed assets	(947)	(793)
Provision for losses on foreclosed assets	1,020	701
(Gain) loss on sale of loans and leases	(625)	157,820
Loss (gain) on sale of premises and equipment	24	(647)
Loss on sale of securities	59,946	—
Gain on BOLI death benefit	(52)	(416)
Unrealized (gain) loss on derivatives, foreign currencies, and credit-linked notes, net	(825)	4,026
LOCOM HFS adjustment	(218)	11,636
Earned stock compensation	14,013	14,174
Acquisition, integration, and reorganization costs	—	70
Decrease (increase) in other assets	124,162	(166,765)
(Decrease) increase in accrued interest payable and other liabilities	(324,435)	33,857
Net cash (used in) provided by operating activities	(2,422)	54,199

Cash flows from investing activities:
Net (increase) decrease in loans and leases	(399,666)	450,455
Proceeds from sales of loans and leases	2,455,794	5,946,033
Proceeds from maturities and paydowns of securities available-for-sale	151,634	203,958
Proceeds from sales of securities available-for-sale	681,888	—
Purchases of securities available-for-sale	(729,612)	(12,752)
Proceeds from maturities and paydowns of securities held-to-maturity	1,095	1,061
Purchases of FHLB and FRB stock	(20,790)	(194,918)
Redemptions of FHLB and FRB stock	2,013	211,958
Proceeds from sales of foreclosed assets	14,561	14,235
Purchases of premises and equipment, net	(8,913)	(12,106)
Proceeds from sales of premises and equipment	136	9,018
Proceeds from BOLI death benefit	2,074	3,567
Net decrease in equipment leased to others under operating leases	7,152	25,151
Net cash provided by investing activities	2,157,366	6,645,660

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	37,542	(5,633,324)
Net decrease in interest-bearing deposits	(3,611,042)	(1,704,329)
Repayments of borrowings	(2,422,278)	(1,525,037)
Proceeds from borrowings	1,100,000	6,058,743
Shares purchased under the Dividend Reinvestment Plan	243	—
Restricted stock surrendered	(2,550)	(5,266)
Preferred stock dividends paid	(29,841)	(29,841)
Common stock dividends paid	(50,367)	(31,360)
Net cash used in financing activities	(4,978,293)	(2,870,414)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,823,349)	3,829,445
Cash, cash equivalents, and restricted cash, beginning of period	5,377,576	2,240,222
Cash, cash equivalents, and restricted cash, end of period	$2,554,227	$6,069,667
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$819,859	$715,421
Cash (received) paid for income taxes	(7,160)	1,095
Loans transferred to foreclosed assets	15,564	15,950
Transfers from loans held for investment to loans held for sale	1,930,285	3,076,427
Transfers to loans held for investment from loans held for sale	1,179	394,716
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
Banc of California is one of the nation's premier relationship-based business banks focused on providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank provides a broad range of loan and deposit products and services through 80 full-service branches located throughout California and in Denver, Colorado, and Durham, North Carolina, as well as full-stack payment processing solutions through its subsidiary, Deepstack Technologies, LLC (“Deepstack”). Banc of California also serves the Community Association Management Industry nationwide with its technology-forward platform SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles, which we may refer to as U.S. GAAP. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements, have been included.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides the preliminary purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Company. The estimates of fair value were recorded based on initial valuations available at the Merger Date and further adjusted in the third quarter based on new information. These estimates, including initial accounting for deferred taxes and acquired loans, are considered preliminary as of September 30, 2024 and remain subject to additional adjustment for up to one year after the Merger Date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information obtained during the measurement period resulted in changes in the second and third quarters of 2024 and further additional information that may be obtained during the remaining measurement period may result in additional changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. The fair value of acquired net tax assets may change once the final tax returns have been filed and the fair value of acquired loans may change due to additional information being obtained during the measurement period, including the determination of PCD loans as the Company further evaluates the information as of the acquisition date.

November 30, 2023
Purchase Price Consideration:
(In thousands)
Total merger consideration	$663,004
Fair value of assets acquired:
Cash and due from banks	$335,300
Investment securities available-for-sale	872,800
Loans and leases held for sale	2,179,860
Loans and leases held for investment, net of allowance for loan and lease losses	3,952,073
Premises and equipment	103,500
Other intangible assets	145,500
Current and deferred tax assets, net	209,602
Other assets	391,050
Total assets acquired	$8,189,685
Fair value of liabilities assumed:
Deposits	$6,547,659
FHLB advances	794,000
Long-term debt	257,600
Other liabilities	144,192
Total liabilities assumed	$7,743,451
Net assets acquired	446,234
Goodwill	$216,770
In connection with the Merger, the Company recorded approximately $216.8 million of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Information regarding the allocation of goodwill recorded as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 6. Goodwill and Other Intangible Assets, Net of the Notes to Consolidated Financial Statements. None of the goodwill recognized is expected to be deductible for income tax purposes.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the periods ended September 30, 2024 and 2023. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, we pledged cash collateral for our derivative contracts of $3.5 million and $3.3 million. In connection with the issuance of the credit-linked notes on September 29, 2022, legacy Pacific Western Bank established a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $121.1 million at September 30, 2024 and $125.2 million at December 31, 2023. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. As of September 30, 2024 and December 31, 2023, the balance of such restricted cash totaled $58.7 million and $56.6 million.
NOTE 4. INVESTMENT SECURITIES
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and fair values of securities available-for-sale as of the dates indicated:

	September 30, 2024
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,071,154	$—	$1,071,154	$—	$(148,706)	$922,448
Agency commercial MBS	34,193	—	34,193	—	(661)	33,532
Agency residential CMOs	432,183	—	432,183	1,910	(15,853)	418,240
Municipal securities	602	—	602	—	(5)	597
Corporate debt securities	300,996	(199)	300,797	1,753	(35,920)	266,630
Private label residential CMOs	367,168	—	367,168	823	(28,266)	339,725
Collateralized loan obligations	284,743	—	284,743	365	(135)	284,973
Private label commercial MBS	14,415	—	14,415	—	(793)	13,622
Asset-backed securities	16,287	—	16,287	—	(83)	16,204
SBA securities	4,565	—	4,565	—	(252)	4,313
Total (1)	$2,526,306	$(199)	$2,526,107	$4,851	$(230,674)	$2,300,284
_________________________
(1)    Excludes accrued interest receivable of $12.7 million at September 30, 2024 which is recorded in "Other assets" on the condensed consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,388,801	$—	$1,388,801	$—	$(201,192)	$1,187,609
U.S. Treasury securities	4,965	—	4,965	3	—	4,968
Agency commercial MBS	268,639	—	268,639	—	(15,333)	253,306
Agency residential CMOs	320,984	—	320,984	—	(36,650)	284,334
Municipal securities	29,192	—	29,192	—	(1,109)	28,083
Corporate debt securities	327,426	(199)	327,227	259	(60,254)	267,232
Private label residential CMOs	193,071	—	193,071	—	(34,659)	158,412
Collateralized loan obligations	109,168	—	109,168	—	(752)	108,416
Private label commercial MBS	22,126	—	22,126	—	(1,313)	20,813
Asset-backed securities	20,241	—	20,241	—	(289)	19,952
SBA securities	14,642	—	14,642	—	(903)	13,739
Total (1)	$2,699,255	$(199)	$2,699,056	$262	$(352,454)	$2,346,864
_________________________
(1)    Excludes accrued interest receivable of $10.0 million at December 31, 2023 which is recorded in "Other assets" on the condensed consolidated balance sheets.
As of September 30, 2024, the Company had recorded an allowance for credit losses on securities available-for-sale of $199,000 on one corporate debt security of other financial institutions that were downgraded to below investment grade by external credit agencies. Except for the corporate debt security noted, we believe there was no credit impairment and the decline in fair value of our securities since acquisition was primarily attributable to changes in interest rates and credit spreads. We do not currently intend to sell any of the securities in an unrealized loss position and it is not more likely than not the Company will be required to sell these securities before their anticipated recovery and the Company has therefore recorded the unrealized losses in accumulated other comprehensive income/(loss) ("AOCI").
As of September 30, 2024, securities available-for-sale with a fair value of $4.3 million were pledged as collateral solely for public deposits.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Amortized cost of securities sold	$741,834	$—	$741,834	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	(59,946)	—	(59,946)	—
Net realized (losses) gains	$(59,946)	$—	$(59,946)	$—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of securities available-for-sale that were in unrealized loss positions as of the dates indicated:

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$922,448	$(148,706)	$922,448	$(148,706)
Agency commercial MBS (1)	21,289	—	12,243	(661)	33,532	(661)
Agency residential CMOs	—	—	109,796	(15,853)	109,796	(15,853)
Municipal securities	—	—	597	(5)	597	(5)
Corporate debt securities	—	—	247,200	(35,920)	247,200	(35,920)
Private label residential CMOs	—	—	138,448	(28,266)	138,448	(28,266)
Collateralized loan obligations	73,503	(135)	—	—	73,503	(135)
Private label commercial MBS	—	—	13,622	(793)	13,622	(793)
Asset-backed securities	16,204	(83)	—	—	16,204	(83)
SBA securities	—	—	4,313	(252)	4,313	(252)
Total	$110,996	$(218)	$1,448,667	$(230,456)	$1,559,663	$(230,674)
_________________________
(1)    Gross unrealized loss is less than $500 in the "Less than 12 months" category.

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$1,187,609	$(201,192)	$1,187,609	$(201,192)
Agency commercial MBS	—	—	253,306	(15,333)	253,306	(15,333)
Agency residential CMOs	—	—	284,334	(36,650)	284,334	(36,650)
Municipal securities	—	—	28,083	(1,109)	28,083	(1,109)
Corporate debt securities	—	—	265,431	(60,254)	265,431	(60,254)
Private label residential CMOs	—	—	158,412	(34,659)	158,412	(34,659)
Collateralized loan obligations	—	—	66,886	(752)	66,886	(752)
Private label commercial MBS	—	—	20,813	(1,313)	20,813	(1,313)
Asset-backed securities	—	—	19,952	(289)	19,952	(289)
SBA securities	—	—	13,739	(903)	13,739	(903)
Total	$—	$—	$2,298,565	$(352,454)	$2,298,565	$(352,454)
The securities that were in an unrealized loss position at September 30, 2024, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive loss, net" of "Stockholders' equity" on the condensed consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our securities available-for-sale portfolio based on amortized cost and fair value as of the date indicated:

	September 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$1,071,154	$1,071,154
Agency commercial MBS	610	21,290	—	12,293	34,193
Agency residential CMOs	—	—	—	432,183	432,183
Municipal securities	—	602	—	—	602
Corporate debt securities	—	5,000	295,996	—	300,996
Private label residential CMOs	—	—	—	367,168	367,168
Collateralized loan obligations	—	—	125,705	159,038	284,743
Private label commercial MBS	—	—	1,083	13,332	14,415
Asset-backed securities	—	—	—	16,287	16,287
SBA securities	—	—	4,565	—	4,565
Total	$610	$26,892	$427,349	$2,071,455	$2,526,306

	September 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$922,448	$922,448
Agency commercial MBS	606	21,289	—	11,637	33,532
Agency residential CMOs	—	—	—	418,240	418,240
Municipal securities	—	597	—	—	597
Corporate debt securities	—	4,866	261,764	—	266,630
Private label residential CMOs	—	—	—	339,725	339,725
Collateralized loan obligations	—	—	125,884	159,089	284,973
Private label commercial MBS	—	—	1,062	12,560	13,622
Asset-backed securities	—	—	—	16,204	16,204
SBA securities	—	—	4,313	—	4,313
Total	$606	$26,752	$393,023	$1,879,903	$2,300,284
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity
Effective June 1, 2022, the Company transferred securities with a fair value of $2.3 billion from available-for-sale to held-to-maturity. At the time of transfer, $218.3 million of unrealized losses, net of tax, was retained in "Accumulated other comprehensive loss, net" on the condensed consolidated balance sheets. The amount remaining in "Accumulated other comprehensive loss, net" at September 30, 2024 was $163.9 million. The following table presents amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of securities held-to-maturity as of the date indicated:

	September 30, 2024
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,250,254	$(140)	$1,250,114	$2,670	$(16,849)	$1,235,935
Agency commercial MBS	438,781	—	438,781	—	(18,745)	420,036
Private label commercial MBS	354,098	—	354,098	—	(14,694)	339,404
U.S. Treasury securities	189,239	—	189,239	—	(8,812)	180,427
Corporate debt securities	70,391	(1,360)	69,031	—	(15,351)	53,680
Total (1)	$2,302,763	$(1,500)	$2,301,263	$2,670	$(74,451)	$2,229,482
__________________________
(1)    Excludes accrued interest receivable of $11.3 million at September 30, 2024 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of September 30, 2024, securities held-to-maturity with an amortized cost of $2.2 billion and a fair value of $2.2 billion were pledged as collateral primarily for the FRB secured line of credit and public deposits.

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
Three Months Ended September 30, 2024
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

Nine Months Ended September 30, 2024
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Three Months Ended September 30, 2023
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500

Nine Months Ended September 30, 2023
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

	September 30, 2024
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$570,454	$368,821	$218,026	$60,843	$11,990	$1,671	$—	$—	$18,449	$1,250,254
Agency commercial
MBS	—	438,781	—	—	—	—	—	—	—	438,781
Private label
commercial MBS	354,098	—	—	—	—	—	—	—	—	354,098
U.S. Treasury
securities	—	189,239	—	—	—	—	—	—	—	189,239
Corporate debt
securities	—	—	—	—	—	—	—	44,472	25,919	70,391
Total	$924,552	$996,841	$218,026	$60,843	$11,990	$1,671	$—	$44,472	$44,368	$2,302,763

	December 31, 2023
Security Type	AAA	AA+	AA	AA-	A+	A	A-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$564,127	$397,542	$167,905	$86,243	$12,007	$1,787	$—	$—	$17,699	$1,247,310
Agency commercial
MBS	—	433,827	—	—	—	—	—	—	—	433,827
Private label
commercial MBS	350,493	—	—	—	—	—	—	—	—	350,493
U.S. Treasury
securities	—	187,033	—	—	—	—	—	—	—	187,033
Corporate debt
securities	—	—	—	—	—	—	—	44,371	25,757	70,128
Total	$914,620	$1,018,402	$167,905	$86,243	$12,007	$1,787	$—	$44,371	$43,456	$2,288,791

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our securities held-to-maturity portfolio based on amortized cost and fair value as of the date indicated:

	September 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$20,246	$441,137	$788,871	$1,250,254
Agency commercial MBS	—	—	438,781	—	438,781
Private label commercial MBS	—	—	36,733	317,365	354,098
U.S. Treasury securities	—	—	189,239	—	189,239
Corporate debt securities	—	—	10,162	60,229	70,391
Total	$—	$20,246	$1,116,052	$1,166,465	$2,302,763

	September 30, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$20,275	$436,537	$779,123	$1,235,935
Agency commercial MBS	—	—	420,036	—	420,036
Private label commercial MBS	—	—	35,873	303,531	339,404
U.S. Treasury securities	—	—	180,427	—	180,427
Corporate debt securities	—	—	9,544	44,136	53,680
Total	$—	$20,275	$1,082,417	$1,126,790	$2,229,482
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
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities, including available-for-sale and held-to-maturity, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Taxable interest	$28,576	$38,062	$83,241	$114,961
Non-taxable interest	4,622	4,872	14,088	14,697
Dividend income	1,714	2,392	5,722	4,058
Total interest income on investment securities	$34,912	$45,326	$103,051	$133,716

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(In thousands)
Real estate mortgage	$13,527,145	$16,378,537
Real estate construction and land (1)	3,476,332	3,183,357
Commercial	6,329,861	5,780,346
Consumer	414,357	454,474
Total gross loans and leases held for investment	23,747,695	25,796,714
Unearned discounts, net (2)	(194,161)	(261,984)
Deferred fees, net	(25,757)	(45,043)
Total loans and leases held for investment, net of unearned discounts and deferred fees	23,527,777	25,489,687
Allowance for loan and lease losses	(254,345)	(281,687)
Total loans and leases held for investment, net (3)	$23,273,432	$25,208,000
____________________
(1)    Includes land and acquisition and development loans of $208.3 million and $228.9 million at September 30, 2024 and December 31, 2023.
(2)    Represents net acquisition discounts of $258.9 million and purchase premiums of $64.7 million at September 30, 2024, and net acquisition discounts of $334.2 million and purchase premiums of $72.2 million at December 31, 2023.
(3)    Excludes accrued interest receivable of $99.0 million and $111.3 million at September 30, 2024 and December 31, 2023, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$17,261	$29,412	$46,673	$4,511,266	$4,557,939
Multi-family	—	—	—	6,009,280	6,009,280
Other residential	19,703	39,546	59,249	2,707,938	2,767,187
Total real estate mortgage	36,964	68,958	105,922	13,228,484	13,334,406
Real estate construction and land:
Commercial	—	—	—	836,902	836,902
Residential	—	—	—	2,622,507	2,622,507
Total real estate construction and land	—	—	—	3,459,409	3,459,409
Commercial:
Asset-based	1,097	—	1,097	2,114,214	2,115,311
Venture capital	—	—	—	1,353,626	1,353,626
Other commercial	12,417	2,669	15,086	2,835,449	2,850,535
Total commercial	13,514	2,669	16,183	6,303,289	6,319,472
Consumer	2,449	410	2,859	411,631	414,490
Total	$52,927	$72,037	$124,964	$23,402,813	$23,527,777

	December 31, 2023
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$12,618	$15,168	$27,786	$4,998,711	$5,026,497
Multi-family	2,302	1,020	3,322	6,021,857	6,025,179
Other residential	93,042	4,341	97,383	4,962,926	5,060,309
Total real estate mortgage	107,962	20,529	128,491	15,983,494	16,111,985
Real estate construction and land:
Commercial	—	—	—	759,585	759,585
Residential	—	—	—	2,399,684	2,399,684
Total real estate construction and land	—	—	—	3,159,269	3,159,269
Commercial:
Asset-based	608	2,689	3,297	2,185,788	2,189,085
Venture capital	—	—	—	1,446,362	1,446,362
Other commercial	1,276	6,993	8,269	2,121,591	2,129,860
Total commercial	1,884	9,682	11,566	5,753,741	5,765,307
Consumer	3,461	670	4,131	448,995	453,126
Total	$113,307	$30,881	$144,188	$25,345,499	$25,489,687

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
The following table presents our nonaccrual and performing loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated:

	September 30, 2024			December 31, 2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$78,478	$4,479,461	$4,557,939	$15,669	$5,010,828	$5,026,497
Multi-family	916	6,008,364	6,009,280	1,020	6,024,159	6,025,179
Other residential	50,514	2,716,673	2,767,187	31,041	5,029,268	5,060,309
Total real estate mortgage	129,908	13,204,498	13,334,406	47,730	16,064,255	16,111,985
Real estate construction and land:
Commercial	—	836,902	836,902	—	759,585	759,585
Residential	—	2,622,507	2,622,507	—	2,399,684	2,399,684
Total real estate construction and land	—	3,459,409	3,459,409	—	3,159,269	3,159,269
Commercial:
Asset-based	2,295	2,113,016	2,115,311	2,689	2,186,396	2,189,085
Venture capital	19,957	1,333,669	1,353,626	325	1,446,037	1,446,362
Other commercial	15,662	2,834,873	2,850,535	10,972	2,118,888	2,129,860
Total commercial	37,914	6,281,558	6,319,472	13,986	5,751,321	5,765,307
Consumer	519	413,971	414,490	811	452,315	453,126
Total	$168,341	$23,359,436	$23,527,777	$62,527	$25,427,160	$25,489,687
At September 30, 2024, nonaccrual loans and leases included $72.0 million of loans and leases 90 or more days past due, $29.5 million of loans and leases 30 to 89 days past due, and $66.8 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2023, nonaccrual loans and leases included $19.1 million of loans and leases 90 or more days past due, $11.4 million of loans and leases 30 to 89 days past due, and $32.0 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2024, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $49.0 million and represented 29% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$256,581	$339,559	$3,961,799	$4,557,939
Multi-family	152,288	46,332	5,810,660	6,009,280
Other residential	53,140	14,775	2,699,272	2,767,187
Total real estate mortgage	462,009	400,666	12,471,731	13,334,406
Real estate construction and land:
Commercial	—	111,195	725,707	836,902
Residential	—	3,164	2,619,343	2,622,507
Total real estate construction and land	—	114,359	3,345,050	3,459,409
Commercial:
Asset-based	5,731	11,156	2,098,424	2,115,311
Venture capital	39,699	145,441	1,168,486	1,353,626
Other commercial	25,511	32,358	2,792,666	2,850,535
Total commercial	70,941	188,955	6,059,576	6,319,472
Consumer	641	7,908	405,941	414,490
Total	$533,591	$711,888	$22,282,298	$23,527,777

	December 31, 2023
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$75,739	$219,687	$4,731,071	$5,026,497
Multi-family	74,954	108,356	5,841,869	6,025,179
Other residential	38,155	54,197	4,967,957	5,060,309
Total real estate mortgage	188,848	382,240	15,540,897	16,111,985
Real estate construction and land:
Commercial	—	—	759,585	759,585
Residential	—	2,757	2,396,927	2,399,684
Total real estate construction and land	—	2,757	3,156,512	3,159,269
Commercial:
Asset-based	4,561	12,506	2,172,018	2,189,085
Venture capital	7,805	98,633	1,339,924	1,446,362
Other commercial	26,044	9,984	2,093,832	2,129,860
Total commercial	38,410	121,123	5,605,774	5,765,307
Consumer	1,159	7,192	444,775	453,126
Total	$228,417	$513,312	$24,747,958	$25,489,687

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2024	2024	2024	2023	2023	2023
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$201	$—	$—	$55	$—	$—
Multi-family	—	—	—	—	—	—
Other residential	232	—	—	372	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	—	—	—	—	—	—
Venture capital	19,957	—	—	2,001	—	—
Other commercial	6,950	—	—	672	—	—
Consumer	519	—	—	207	—	—
With No Related Allowance
Recorded:
Real estate mortgage:
Commercial	$78,277	$3	$10	$31,410	$24	$80
Multi-family	916	—	—	—	—	—
Other residential	50,282	—	—	87,957	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	2,295	—	—	363	—	—
Venture capital	—	—	—	—	—	—
Other commercial	8,712	—	—	2,359	8	8
Consumer	—	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$129,908	$3	$10	$119,794	$24	$80
Real estate construction and land	—	—	—	—	—	—
Commercial	37,914	—	—	5,395	8	8
Consumer	519	—	—	207	—	—
Total	$168,341	$3	$10	$125,396	$32	$88

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$1,702	$—	$28,984	$27,455	$11,507	$91,870	$1	$—	$161,519
3-4.5 Pass	107,554	168,787	815,924	703,752	478,959	1,437,575	55,407	32,322	3,800,280
5 Special mention	—	1,325	103,785	11,804	4,331	217,510	804	—	339,559
6-8 Classified	—	1,812	12,673	68,314	17,212	156,570	—	—	256,581
Total	$109,256	$171,924	$961,366	$811,325	$512,009	$1,903,525	$56,212	$32,322	$4,557,939
Current YTD period:
Gross charge-offs	$—	$—	$175	$10,030	$9,714	$1,375	$—	$—	$21,294

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$51,103	$223,538	$79,409	$138,645	$—	$—	$492,695
3-4.5 Pass	71,993	85,449	2,168,365	1,145,375	492,934	1,294,278	11,571	48,000	5,317,965
5 Special mention	—	—	—	—	—	46,332	—	—	46,332
6-8 Classified	—	—	40,019	17,254	11,795	83,220	—	—	152,288
Total	$71,993	$85,449	$2,259,487	$1,386,167	$584,138	$1,562,475	$11,571	$48,000	$6,009,280
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$4,014	$—	$4,014
3-4.5 Pass	—	4,582	317,480	2,276,938	40,062	19,374	36,733	89	2,695,258
5 Special mention	—	590	9,857	4,049	—	279	—	—	14,775
6-8 Classified	—	4,068	29,385	17,669	—	1,671	347	—	53,140
Total	$—	$9,240	$356,722	$2,298,656	$40,062	$21,324	$41,094	$89	$2,767,187
Current YTD period:
Gross charge-offs	$—	$3,355	$25,538	$6,394	$350	$67	$—	$—	$35,704
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	20,371	36,461	457,681	123,977	52,446	10,727	24,044	—	725,707
5 Special mention	—	—	—	111,195	—	—	—	—	111,195
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$20,371	$36,461	$457,681	$235,172	$52,446	$10,727	$24,044	$—	$836,902
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	89,504	159,489	1,433,928	597,557	237,151	—	101,714	—	2,619,343
5 Special mention	—	—	—	3,164	—	—	—	—	3,164
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$89,504	$159,489	$1,433,928	$600,721	$237,151	$—	$101,714	$—	$2,622,507
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$32,730	$39,510	$207,755	$228,132	$17,496	$267,152	$178,231	$—	$971,006
3-4.5 Pass	70,694	91,341	183,245	73,496	10,467	68,513	575,366	54,296	1,127,418
5 Special mention	—	198	5,670	—	—	—	5,288	—	11,156
6-8 Classified	—	—	—	—	—	—	5,731	—	5,731
Total	$103,424	$131,049	$396,670	$301,628	$27,963	$335,665	$764,616	$54,296	$2,115,311
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$92	$—	$—	$—	$92

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(56)	$(82)	$(2)	$—	$1,998	$—	$155,156	$23,691	$180,705
3-4.5 Pass	58,318	122,614	64,856	89,910	4,325	18,601	550,660	78,497	987,781
5 Special mention	—	34,003	19,926	15,647	—	—	69,334	6,531	145,441
6-8 Classified	—	—	13,994	19,957	—	—	5,748	—	39,699
Total	$58,262	$156,535	$98,774	$125,514	$6,323	$18,601	$780,898	$108,719	$1,353,626
Current YTD period:
Gross charge-offs	$—	$2,272	$—	$—	$—	$2	$140	$—	$2,414
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$230	$715	$3,831	$4,028	$50	$1,271	$72,074	$—	$82,199
3-4.5 Pass	53,584	83,370	144,198	207,356	43,073	166,708	1,981,850	30,328	2,710,467
5 Special mention	—	11,288	497	1,890	710	3,502	14,362	109	32,358
6-8 Classified	—	—	3,160	3,128	1,322	9,585	7,571	745	25,511
Total	$53,814	$95,373	$151,686	$216,402	$45,155	$181,066	$2,075,857	$31,182	$2,850,535
Current YTD period:
Gross charge-offs	$—	$—	$565	$453	$—	$747	$1,157	$387	$3,309

Consumer
Internal risk rating:
1-2 High pass	$—	$—	$22	$17	$2	$—	$1,623	$—	$1,664
3-4.5 Pass	23,648	20,948	61,226	183,592	20,250	88,553	5,804	256	404,277
5 Special mention	—	—	2,165	4,310	113	1,320	—	—	7,908
6-8 Classified	—	—	55	163	53	358	—	12	641
Total	$23,648	$20,948	$63,468	$188,082	$20,418	$90,231	$7,427	$268	$414,490
Current YTD period:
Gross charge-offs	$—	$199	$603	$2,197	$332	$1,102	$1	$—	$4,434

Total Loans and Leases
Internal risk rating:
1-2 High pass	$34,606	$40,143	$291,693	$483,170	$110,462	$498,938	$411,099	$23,691	$1,893,802
3-4.5 Pass	495,666	773,041	5,646,903	5,401,953	1,379,667	3,104,329	3,343,149	243,788	20,388,496
5 Special mention	—	47,404	141,900	152,059	5,154	268,943	89,788	6,640	711,888
6-8 Classified	—	5,880	99,286	126,485	30,382	251,404	19,397	757	533,591
Total	$530,272	$866,468	$6,179,782	$6,163,667	$1,525,665	$4,123,614	$3,863,433	$274,876	$23,527,777
Current YTD period:
Gross charge-offs	$—	$5,826	$26,881	$19,074	$10,488	$3,293	$1,298	$387	$67,247
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

	Three Months Ended September 30, 2024
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2024
					Combination - Term
					Extension and		Total Loan
	Term Extension		Payment Delay		Payment Delay		Modifications
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$93,551	2.1%	$45,957	1.0%	$—	—%	$139,508	3.1%
Other residential	1,528	0.1%	—	—%	—	—%	1,528	0.1%
Commercial:
Asset-based	2,195	0.1%	—	—%	—	—%	2,195	0.1%
Venture capital	—	—%	—	—%	13,156	1.0%	13,156	1.0%
Other commercial	2,141	0.1%	—	—%	—	—%	2,141	0.1%
Total	$99,415		$45,957		$13,156		$158,528

	Nine Months Ended September 30, 2024
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2024
					Combination - Term		Combination - Term
					Extension and		Extension and		Total Loan
	Term Extension		Payment Delay		Principal Forgiveness		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$94,690	2.1%	$60,117	1.3%	$13,500	0.3%	$—	—%	$168,307	3.7%
Other residential	5,092	0.2%	—	—%	—	—%	—	—%	5,092	0.2%
Commercial:
Asset-based	2,195	0.1%	—	—%	—	—%	—	—%	2,195	0.1%
Venture capital	—	—%	—	—%	—	—%	13,156	1.0%	13,156	1.0%
Other commercial	2,386	0.1%	—	—%	—	—%	45	—%	2,431	0.1%
Consumer	11	—%	—	—%	—	—%	—	—%	11	—%
Total	$104,374		$60,117		$13,500		$13,201		$191,192

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2023
					Combination - Term
					Extension and
					Interest Rate		Total Loan
	Term Extension		Payment Delay		Reduction		Modifications
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$4,001	0.1%	—	—%	—	—%	$4,001	0.1%
Commercial:
Other commercial	1,508	0.2%	41	—%	6	—%	1,555	0.2%
Total	$5,509		$41		$6		$5,556

	Nine Months Ended September 30, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2023
					Combination - Term
					Extension and
					Interest Rate		Total Loan
	Term Extension		Payment Delay		Reduction		Modifications
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Other residential	$15,311	0.3%	$—	—%	$—	—%	$15,311	0.3%
Commercial:
Other commercial	2,556	0.3%	41	—%	6	—%	2,603	0.3%
Consumer	15	—%	—	—%	2	—%	17	—%
Total	$17,882		$41		$8		$17,931

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated:

Three Months Ended September 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 15 months.
Other residential	Extended maturity by a weighted average 8 months.
Commercial:
Asset-based	Extended maturity by a weighted average 4 months.
Other commercial	Extended maturity by a weighted average 14 months.

Three Months Ended September 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments for 24 months.

Three Months Ended September 30, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Venture capital	Extended maturity by a weighted average 3 months and granted 3 months of partial payment deferrals.

Nine Months Ended September 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 15 months.
Other residential	Extended maturity by a weighted average 10 months.
Commercial:
Asset-based	Extended maturity by a weighted average 4 months.
Other commercial	Extended maturity by a weighted average 15 months.
Consumer	Extended maturity by a weighted average 12 months.

Nine Months Ended September 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments for up to 20 months.

Nine Months Ended September 30, 2024
Combination - Term Extension and Principal Forgiveness - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 3 years and granted principal forgiveness totaling $4.0 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Venture capital	Extended maturity by a weighted average 3 months and granted 3 months of partial payment deferrals.
Other commercial	Extended maturity by a weighted average 10 years and granted 4 months of partial payment deferrals.

Three Months Ended September 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 8 months.
Commercial:
Other commercial	Extended maturity by a weighted average 17 months.

Three Months Ended September 30, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided 18 months of reduced payments to borrowers without extending the loan term.

Three Months Ended September 30, 2023
Combination - Term Extension and Interest Rate Reduction– Financial Effect
Consumer	Extended maturity by a weighted average 3 years and reduced weighted average contractual interest rate from 11.75% to 7.50%.

Nine Months Ended September 30, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average 10 months.
Commercial:
Other commercial	Extended maturity by a weighted average 22 months.
Consumer	Extended maturity by a weighted average 12 months.

Nine Months Ended September 30, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided 18 months of reduced payments to borrowers without extending the loan term.

Nine Months Ended September 30, 2023
Combination - Term Extension and Interest Rate Reduction– Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 3 years and reduced weighted average contractual interest rate from 11.75% to 7.50%.
Consumer	Extended maturity by a weighted average 2 years and reduced weighted average contractual interest rate from 9.5% to 2.0%.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the payment status of loans that were modified during the preceding 12-month period, with related amortized cost balances as of the date indicated:

	Payment Status (Amortized Cost Basis) at
	September 30, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$154,206	$14,160	$—	$168,366
Other residential	3,112	91	3,986	7,189
Commercial:
Asset-based	2,195	—	—	2,195
Venture capital	13,156	—	—	13,156
Other commercial	672	3,161	—	3,833
Consumer	11	—	—	11
Total	$173,352	$17,412	$3,986	$194,750
The following table presents the payment status of loans that were modified during the nine months ended September 30, 2023, subsequent to the adoption of ASU 2022-02 on January 1, 2023, with related amortized cost balances as of the date indicated:

	Payment Status (Amortized Cost Basis) at
	September 30, 2023
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Other residential	$6,225	$7,662	$1,424	$15,311
Commercial:
Other commercial	2,599	4	—	2,603
Consumer	17	—	—	17
Total	$8,841	$7,666	$1,424	$17,931
The following table presents information on loans that defaulted during the periods indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the date indicated:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Modified Loans That			Modified Loans That
	Subsequently Defaulted			Subsequently Defaulted
	Amortized Cost Basis at			Amortized Cost Basis at
	September 30, 2024			September 30, 2024
	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
	(In thousands)
Real estate mortgage:
Commercial	$—	$14,160	$14,160	$—	$14,160	$14,160
Other residential	556	—	556	4,077	—	4,077
Total	$556	$14,160	$14,716	$4,077	$14,160	$18,237

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information on loans that defaulted during the periods indicated, which had been modified during the nine months ended September 30, 2023, subsequent to the adoption of ASU 2022-02 on January 1, 2023, with related amortized cost balances as of the date indicated:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Modified Loans That	Modified Loans That
	Subsequently Defaulted	Subsequently Defaulted
	Amortized Cost Basis at	Amortized Cost Basis at
	September 30, 2024	September 30, 2024
	Term Extension	Term Extension
	(In thousands)
Real estate mortgage:
Other residential	$8,700	$9,100
Commercial:
Other commercial	4	4
Total	$8,704	$9,104
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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$4,711	$4,319	$14,323	$12,186
The following table presents the components of leases receivable as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$223,181	$249,223
Unguaranteed residual assets	23,816	25,488
Deferred costs and other	2,194	2,715
Aggregate net investment in leases	$249,191	$277,426

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents maturities of leases receivable as of the date indicated:

September 30, 2024
(In thousands)
Period ending December 31,
2024	$20,341
2025	78,813
2026	61,079
2027	40,526
2028	23,552
Thereafter	25,400
Total undiscounted cash flows	249,711
Less: Unearned income	(26,530)
Present value of lease payments	$223,181

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2024
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$155,260	$25,281	$51,194	$16,027	$247,762
Charge-offs	(640)	—	(1,963)	(1,560)	(4,163)
Recoveries	216	—	1,253	277	1,746
Net charge-offs	(424)	—	(710)	(1,283)	(2,417)
Provision	9,798	(11,943)	10,387	758	9,000
Balance, end of period	$164,634	$13,338	$60,871	$15,502	$254,345

	Nine Months Ended September 30, 2024
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$186,827	$33,830	$45,156	$15,874	$281,687
Charge-offs	(56,998)	—	(5,815)	(4,434)	(67,247)
Recoveries	2,536	—	4,956	413	7,905
Net charge-offs	(54,462)	—	(859)	(4,021)	(59,342)
Provision	32,269	(20,492)	16,574	3,649	32,000
Balance, end of period	$164,634	$13,338	$60,871	$15,502	$254,345

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$8,196	$—	$8,196
Collectively evaluated	$164,634	$13,338	$52,675	$15,502	$246,149

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$129,829	$—	$36,527	$—	$166,356
Collectively evaluated	13,204,577	3,459,409	6,282,945	414,490	23,361,421
Ending balance	$13,334,406	$3,459,409	$6,319,472	$414,490	$23,527,777

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$132,808	$39,679	$37,221	$9,526	$219,234
Charge-offs	(5,757)	—	(335)	(603)	(6,695)
Recoveries	535	—	1,199	24	1,758
Net charge-offs	(5,222)	—	864	(579)	(4,937)
Provision	8,944	686	(1,411)	(219)	8,000
Balance, end of period	$136,530	$40,365	$36,674	$8,728	$222,297

	Nine Months Ended September 30, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$87,309	$52,320	$52,849	$8,254	$200,732
Charge-offs	(39,467)	—	(7,819)	(1,514)	(48,800)
Recoveries	797	—	2,916	152	3,865
Net charge-offs	(38,670)	—	(4,903)	(1,362)	(44,935)
Provision	87,891	(11,955)	(11,272)	1,836	66,500
Balance, end of period	$136,530	$40,365	$36,674	$8,728	$222,297

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$497	$—	$497
Collectively evaluated	$136,530	$40,365	$36,177	$8,728	$221,800

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$120,491	$—	$4,723	$—	$125,214
Collectively evaluated	13,914,000	2,737,537	4,749,707	394,488	21,795,732
Ending balance	$14,034,491	$2,737,537	$4,754,430	$394,488	$21,920,946
The allowance for loan and lease losses increased by $6.6 million in the third quarter of 2024 to $254.3 million due primarily to a $9.0 million provision, offset by net charge-offs of $2.4 million. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	September 30, 2024			December 31, 2023
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$129,424	$—	$129,424	$47,952	$—	$47,952
Commercial	—	11,303	11,303	—	3,616	3,616
Total	$129,424	$11,303	$140,727	$47,952	$3,616	$51,568
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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	September 30, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$247,762	$27,571	$275,333
Charge-offs	(4,163)	—	(4,163)
Recoveries	1,746	—	1,746
Net charge-offs	(2,417)	—	(2,417)
Provision	9,000	—	9,000
Balance, end of period	$254,345	$27,571	$281,916

	Nine Months Ended
	September 30, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$281,687	$29,571	$311,258
Charge-offs	(67,247)	—	(67,247)
Recoveries	7,905	—	7,905
Net charge-offs	(59,342)	—	(59,342)
Provision	32,000	(2,000)	30,000
Balance, end of period	$254,345	$27,571	$281,916

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	September 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$219,234	$37,571	$256,805
Charge-offs	(6,695)	—	(6,695)
Recoveries	1,758	—	1,758
Net charge-offs	(4,937)	—	(4,937)
Provision	8,000	(8,000)	—
Balance, end of period	$222,297	$29,571	$251,868

	Nine Months Ended
	September 30, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$200,732	$91,071	$291,803
Charge-offs	(48,800)	—	(48,800)
Recoveries	3,865	—	3,865
Net charge-offs	(44,935)	—	(44,935)
Provision	66,500	(61,500)	5,000
Balance, end of period	$222,297	$29,571	$251,868

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill and other intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment annually at the reporting unit level unless a triggering event occurs thereby requiring an updated assessment. Our regular annual impairment assessment occurs in the fourth quarter. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Impairment exists when the carrying value of the goodwill exceeds the fair value of the reporting unit. An impairment loss would be recognized in an amount equal to that excess as a charge to "Noninterest expense" in the condensed consolidated statements of earnings (loss). During the nine months ended September 30, 2024, the Company recorded adjustments related to the Merger resulting in an increase to goodwill of $18.1 million, within the one-year measurement period subsequent to the acquisition date of November 30, 2023. These adjustments largely relate to the estimated fair value of acquired loans.
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2023	$198,627
Purchase accounting adjustments	18,143
Balance, September 30, 2024	$216,770
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$236,264	$90,800	$236,264	$91,550
Fully amortized portion	—	—	—	(750)
Balance, end of period	236,264	90,800	236,264	90,800
Accumulated Amortization:
Balance, beginning of period	(87,370)	(64,219)	(70,787)	(60,169)
Amortization expense	(8,332)	(2,389)	(24,915)	(7,189)
Fully amortized portion	—	—	—	750
Balance, end of period	(95,702)	(66,608)	(95,702)	(66,608)
Net CDI and CRI, end of period	$140,562	$24,192	$140,562	$24,192

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

September 30, 2024
(In thousands)
Period ending December 31,
2024	$7,618
2025	27,657
2026	24,412
2027	21,166
2028	17,920
Thereafter	41,789
Net CDI and CRI	$140,562
NOTE 7.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2024	2023
	(In thousands)
LIHTC investments	$310,672	$347,478
Interest receivable	129,001	138,522
SBIC investments	108,591	105,433
Operating lease ROU assets, net (1)	104,173	133,126
Equity investments without readily determinable fair values	72,452	71,332
Prepaid expenses	37,640	43,498
Taxes receivable	26,307	34,268
HLBV investments	17,217	18,442
Foreclosed assets, net	8,661	7,394
Equity warrants	3,297	3,689
Equity investments with readily determinable fair values	1	1
Other receivables/assets	146,042	228,066
Total other assets	$964,054	$1,131,249
____________________
(1)    See Note 8. Leases for further details regarding the operating lease ROU assets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings (loss). The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease expense:
Fixed costs	$7,689	$8,580	$26,051	$24,749
Variable costs	299	115	447	180
Short-term lease costs	267	148	407	770
Sublease income	(1,129)	(273)	(3,646)	(1,518)
Net lease expense	$7,126	$8,570	$23,259	$24,181
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,689	$27,609
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,437	$20,909
The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$104,173	$133,126
Operating lease liabilities	$132,802	$161,308

Weighted average remaining lease term (in years)	6.0	6.1
Weighted average discount rate	3.50%	3.40%
The following table presents the maturities of operating lease liabilities as of the date indicated:

September 30, 2024
(In thousands)
Period ending December 31,
2024	$8,779
2025	32,475
2026	28,073
2027	20,676
2028	16,531
Thereafter	41,606
Total operating lease liabilities	148,140
Less: Imputed interest	(15,338)
Present value of operating lease liabilities	$132,802

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest Income" in the condensed consolidated statements of earnings (loss). The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the nine months ended September 30, 2024 and 2023.
The following table presents the rental payments to be received on operating leases as of the date indicated:

September 30, 2024
(In thousands)
Year Ending December 31,
2024	$9,752
2025	40,332
2026	36,111
2027	29,145
2028	25,020
Thereafter	68,751
Total undiscounted cash flows	$209,111

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,100,000	3.93%	$—	—%
FRB secured discount window advance	200,000	5.00%	—	—%
Senior Notes	174,000	5.25%	174,000	5.25%
Credit-linked notes	119,624	16.05%	123,116	16.02%
Bank Term Funding Program	—	—%	2,618,300	4.37%
Total borrowings	1,593,624	5.12%	2,915,416	4.92%
Acquisition discount on senior notes	(1,791)		(4,094)
Total borrowings, net (1)	$1,591,833		$2,911,322
___________________
(1)    All borrowings were held at the Bank level with the exception of the 5.25% Senior Notes due April 2025 ("Senior Notes"), which were issued at the holding company level.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2024 of $6.6 billion, collateralized by a blanket lien on $10.5 billion of qualifying loans and $20.9 million of securities. As of September 30, 2024, there were $471.6 million in letters of credit pledged and $1.1 billion outstanding. As of December 31, 2023, there were $243.8 million in letters of credit pledged and no balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	September 30, 2024
			Maturity
	Balance	Rate	Date
	(Dollars in thousands)
Term advance	$150,000	4.59%	6/26/2026
Term advance	150,000	4.63%	5/28/2027
Term advance	150,000	4.63%	6/3/2027
Term advance	150,000	4.39%	6/3/2027
Callable term advance	500,000	3.18%	9/18/2034
Total FHLB secured advances	$1,100,000	3.93%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2024, the Bank had secured borrowing capacity of $6.9 billion collateralized by liens covering $6.7 billion of qualifying loans and $1.8 billion of securities. As of September 30, 2024, the balance outstanding was $200.0 million, which was subsequently paid off on the maturity date of October 3, 2024. As of December 31, 2023, there was no balance outstanding.
Senior Notes. The Senior Notes are unsecured debt obligations and rank equally with our other present and future unsecured unsubordinated obligations. We make interest payments on the Senior Notes semi-annually in arrears. We have the option to redeem the Senior Notes either in whole or in part on or after January 15, 2025 (i.e., 90 days prior to the maturity date of April 15, 2025). Notification of no less than 30 nor more than 60 days is required for redemption. The Senior Notes will be redeemable at a price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Credit-Linked Notes. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.72% at September 30, 2024. The notes are linked to the credit risk of an approximately $2.38 billion reference pool of previously purchased single-family residential mortgage loans at September 30, 2024. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $119.6 million at September 30, 2024. See Note 12. Fair Value Option for additional information.
FRBSF Bank Term Funding Program. In March of 2023, the Bank participated in the FRBSF Bank Term Funding Program. As of September 30, 2024, the was no balance outstanding. As of December 31, 2023, the balance outstanding was $2.6 billion consisting of two term advances that matured in March 2024.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2024, the Bank had unsecured lines of credit of $290.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2024 and December 31, 2023, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2024 and December 31, 2023 there was no balance outstanding.
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	September 30, 2024		December 31, 2023		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(7)	$381,050	3.25%	$380,651	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Subordinated notes	75,000	4.375%	75,000	4.375%	10/30/2020	10/30/2030	Fixed rate (6)
Trust V	10,310	8.30%	10,310	8.74%	8/15/2003	9/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	8.26%	10,310	8.70%	9/3/2003	9/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	8.15%	5,155	8.59%	9/17/2003	9/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	8.27%	61,856	8.40%	2/5/2004	4/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	6.90%	20,619	7.34%	8/15/2005	9/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	6.81%	16,495	7.25%	1/25/2007	3/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	6.76%	10,310	7.20%	9/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	7.16%	82,475	7.60%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	7.47%	128,866	7.60%	12/14/2005	1/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	10.45%	51,545	10.45%	2/22/2006	4/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	7.47%	51,550	7.60%	9/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (4)	28,700	5.71%	28,453	6.00%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	10.45%	16,470	10.45%	12/5/2006	1/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	7.47%	6,650	7.60%	12/19/2006	1/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	7.47%	39,177	7.60%	6/13/2007	7/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	8.32%	7,217	9.02%	9/16/2002	9/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	7.54%	10,310	7.66%	10/4/2004	10/8/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,014,065	5.82%	1,013,419	5.93%
Acquisition discount (5)	(71,914)		(76,820)
Net subordinated debt	$942,151		$936,599
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $4.0 million.
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
(7)    Subordinated notes, net issued at the Bank level rather than the holding company level.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  DERIVATIVES
To a limited extent, the Company utilizes interest rate swaps contracts with clients and counterparty banks for the purpose of offsetting or hedging exposures arising out of lending and borrowing transactions. The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $198.2 million at September 30, 2024. The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a combined cross currency swap/interest rate swap, which has had the effect of hedging the foreign currency risk and fixing the Euribor-based floating rate instrument at a fixed rate of 2.76% through July 2025. The outputs from the Company's NII simulation analysis and EVE modeling reflect the impact of these interest rate/currency swaps, however, the impact is not material. Our derivatives are carried at fair value and recorded in "Other assets" or "Accrued interest payable and other liabilities," as appropriate, in the condensed consolidated balance sheets. For derivatives not designated as hedging instruments, the changes in fair value of our derivatives and the related fees are recognized in "Noninterest income - other" in the condensed consolidated statements of earnings (loss). For the three and nine months ended September 30, 2024, changes in fair value and fees recorded in noninterest income in the condensed consolidated statements of earnings (loss) were immaterial.
Cash flow hedges in the table below included pay-fixed, receive-floating interest rate swap contracts with notional amounts aggregating $300.0 million, five year terms, and varying maturity dates throughout 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk on a portion of the Company's borrowings. Also included in cash flow hedges in the table below are pay-fixed, receive-floating interest rate swap contracts with notional amounts aggregating $100.0 million, with forward-starting dates in 2024 and varying maturity dates throughout 2025. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk on future issuance of brokered deposits. The cash flow hedges were deemed highly effective at inception and thereafter. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective are reported as a component of AOCI on the condensed consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of September 30, 2024, the fair value of the cash flow hedges represented a net liability of $6.9 million, related to which a loss of $6.6 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $1.9 million.
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	September 30, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges	$400,000	$1,368	$8,281	$300,000	$—	$4,090
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	198,205	5,027	4,973	168,850	6,426	6,331
Foreign exchange contracts	36,535	1,170	73	45,742	1,883	128
Equity warrant assets	16,333	3,297	—	17,008	3,689	—
Total contracts	$651,073	$10,862	$13,327	$531,600	$11,998	$10,549
During the third quarter of 2024, we closed out a portion of our pay-fixed, receive-floating interest rate swap contracts classified as cash flow hedges with notional amounts of $255.0 million. At September 30, 2024, we had a net loss of $0.7 million (net of tax) deferred in AOCI related to closed out cash flow hedges. Amounts deferred in AOCI from closed out cash flow hedges will be amortized into interest expense on a straight-line basis through the original maturity dates of the hedges as long as the hedged forecasted transactions continue to be expected to occur. During the three and nine months ended September 30, 2024, interest expense from the amortization of closed out cash flow hedges totaled $90,000.
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(In thousands)
Loan commitments to extend credit	$5,008,449	$5,578,907
Standby letters of credit	201,317	252,572
Total	$5,209,766	$5,831,479
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $27.6 million at September 30, 2024 and $29.6 million at December 31, 2023.
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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of September 30, 2024 and December 31, 2023, we had commitments to contribute capital to these entities totaling $74.2 million and $94.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

September 30, 2024
(In thousands)
Period ending December 31,
2024	$37,114
2025	37,113
Total	$74,227
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.38 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $120.6 million at September 30, 2024. The carrying value of the credit-linked notes at September 30, 2024 was the estimated fair value of $119.6 million. For the three and nine months ended September 30, 2024, interest expense on the credit-linked notes totaled $5.0 million and $15.0 million, respectively, and are recorded in "Interest expense - borrowings" on the condensed consolidated statements of earnings (loss).
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit-Linked Notes	2024	2023	2024	2023
	(In thousands)
Changes in fair value - losses (gains) included in earnings	$(4,399)	$5,422	$(1,624)	$3,896
Changes in fair value - other comprehensive (income) loss	$1,495	$(3,050)	$2,110	$(7,107)
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	September 30,	December 31,
Credit-Linked Notes	2024	2023
	(In thousands)
Carrying value reported on the condensed consolidated balance sheets	$119,624	$123,116
Aggregate unpaid principal balance in excess of fair value	$993	$1,479

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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At September 30, 2024, the fair value of these investments was $108.6 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2024
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$922,448	$—	$922,448	$—
Agency commercial MBS	33,532	—	33,532	—
Agency residential CMOs	418,240	—	418,240	—
Municipal securities	597	—	597	—
Corporate debt securities	266,630	—	251,221	15,409
Private label residential CMOs	339,725	—	339,725	—
Collateralized loan obligations	284,973	—	284,973	—
Private label commercial MBS	13,622	—	13,622	—
Asset-backed securities	16,204	—	16,204	—
SBA securities	4,313	—	4,313	—
Total securities available-for-sale	$2,300,284	$—	$2,284,875	$15,409
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Equity warrants	3,297	—	—	3,297
Interest rate and economic contracts	7,565	—	7,565	—
Derivative liabilities	13,327	—	13,327	—
Credit-linked notes	119,624	—	—	119,624

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
During the nine months ended September 30, 2024, there was a $20,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also a $38.1 million transfer of corporate debt securities from Level 3 to Level 2 during the nine months ended September 30, 2024 and an $16.8 million transfer of corporate debt securities from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2024
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	4.0% - 9.2%	5.6%
Discount rates	7.8% - 13.0%	9.4%
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	September 30, 2024
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	20.8% - 166.8%	25.7%
Risk-free interest rate	3.6% - 4.9%	3.7%
Remaining life assumption (in years)	0.08 - 4.98	3.18
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 corporate debt securities available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2023	$40,249	$3,689	$123,116
Total included in earnings	—	65	(1,624)
Total included in other comprehensive income	(3,441)	—	2,110
Issuances	—	347	—
Principal payments	—	—	(3,978)
Transfer from Level 2	16,750	—	—
Transfer to Level 2	(38,149)	—	—
Exercises and settlements	—	(784)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(20)	—
Balance, September 30, 2024	$15,409	$3,297	$119,624

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(4,341)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2024
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$55,519	$—	$34,204	$21,315
OREO	4,479	—	4,479	—
Total non-recurring	$59,998	$—	$38,683	$21,315

	Fair Value Measurement as of
	December 31, 2023
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$6,402	$—	$4,051	$2,351
OREO	3,422	—	3,422	—
Total non-recurring	$9,824	$—	$7,473	$2,351

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non-Recurring Basis	2024	2023	2024	2023
	(In thousands)
Individually evaluated loans and leases	$8,945	$6,108	$29,192	$11,083
OREO	207	16	336	16
Total losses	$9,152	$6,124	$29,528	$11,099
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2024
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases (1)	$13,957	Discounted cash flows	Discount rates	8.50% - 8.50%	8.50%
Individually evaluated
loans and leases	7,358	Third-party appraisals	No discounts
Total non-recurring Level 3	$21,315
__________________
(1)    Relates to one loan at September 30, 2024.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$251,869	$251,869	$251,869	$—	$—
Interest-earning deposits in financial institutions	2,302,358	2,302,358	2,302,358	—	—
Securities available-for-sale	2,300,284	2,300,284	—	2,284,875	15,409
Securities held-to-maturity	2,301,263	2,229,482	180,427	2,045,576	3,479
Investment in FRB and FHLB stock	145,123	145,123	—	145,123	—
Loans held for sale	28,639	29,355	—	29,355	—
Loans and leases held for investment, net	23,273,432	22,198,131	—	34,204	22,163,927
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,297	3,297	—	—	3,297
Interest rate and economic contracts	7,565	7,565	—	7,565	—
Servicing rights	20,102	20,661	—	—	20,661

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,383,666	22,383,666	—	22,383,666	—
Time deposits	4,444,603	4,513,879	—	4,513,879	—
Borrowings	1,591,833	1,564,364	—	1,444,740	119,624
Subordinated debt	942,151	886,815	—	886,815	—
Derivative liabilities	13,327	13,327	—	13,327	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$202,427	$202,427	$202,427	$—	$—
Interest-earning deposits in financial institutions	5,175,149	5,175,149	5,175,149	—	—
Securities available-for-sale	2,346,864	2,346,864	4,968	2,301,647	40,249
Securities held-to-maturity	2,287,291	2,168,316	175,579	1,976,015	16,722
Investment in FRB and FHLB stock	126,346	126,346	—	126,346	—
Loans held for sale	122,757	126,646	—	126,646	—
Loans and leases held for investment, net	25,208,000	23,551,725	—	4,051	23,547,674
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,689	3,689	—	—	3,689
Interest rate and economic contracts	8,309	8,309	—	8,309	—
Servicing rights	22,174	22,174	—	—	22,174

Financial Liabilities:
Demand, checking, money market, and savings deposits	23,768,896	23,768,896	—	23,768,896	—
Time deposits	6,632,873	6,732,246	—	6,732,246	—
Borrowings	2,911,322	2,908,527	—	2,785,411	123,116
Subordinated debt	936,599	851,625	—	851,625	—
Derivative liabilities	10,549	10,549	—	10,549	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2024, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14.  (LOSS) EARNINGS PER SHARE
The following table presents the computations of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended
	September 30,
	2024				2023
	(In thousands, except per share amounts)
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total	Total
	Common	Common	Equivalents	Common	Common (2)
Basic Loss Per Share:
Net loss available to common
and equivalent stockholders	$(1,092)	$(3)	$(68)	$(1,163)	$(33,291)
Less: Earnings allocated to unvested restricted stock (1)	59	—	—	59	374
Net loss allocated to common
and equivalent shares	$(1,033)	$(3)	$(68)	$(1,104)	$(32,917)

Weighted average basic shares and unvested restricted
stock outstanding	158,503	477	9,903	168,883	78,831
Less: weighted average unvested restricted stock
outstanding	(300)	—	—	(300)	(950)
Weighted average basic shares outstanding	158,203	477	9,903	168,583	77,881

Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.42)

Diluted Loss Per Share:
Net loss allocated to common
and equivalent shares	$(1,033)	$(3)	$(68)	$(1,104)	$(32,917)
Weighted average diluted shares outstanding	158,203	477	9,903	168,583	77,881
Diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.42)
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(2)    Share amounts for the three months ended September 30, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30,
	2024				2023
	(In thousands, except per share amounts)
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total	Total
	Common	Common	Equivalents	Common	Common (2)
Basic Earnings (Loss) Per Share:
Net earnings (loss) available to common
and equivalent stockholders	$37,575	$114	$2,439	$40,128	$(1,446,023)
Less: Earnings allocated to unvested restricted stock (1)	27	—	—	27	136
Net earnings (loss) allocated to common
and equivalent shares	$37,602	$114	$2,439	$40,155	$(1,445,887)

Weighted average basic shares and unvested restricted
stock outstanding	158,242	477	10,234	168,953	78,941
Less: weighted average unvested restricted stock
outstanding	(567)	—	—	(567)	(1,263)
Weighted average basic shares outstanding	157,675	477	10,234	168,386	77,678

Basic earnings (loss) per share	$0.24	$0.24	$0.24	$0.24	$(18.61)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common
and equivalent shares	$37,602	$114	$2,439	$40,155	$(1,445,887)
Weighted average diluted shares outstanding	157,675	477	10,234	168,386	77,678
Diluted earnings (loss) per share	$0.24	$0.24	$0.24	$0.24	$(18.61)
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(2)    Share amounts for the nine months ended September 30, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Restricted stock awards and units (1)	300	950	567	1,263
Warrants	18,902	—	18,902	—
____________________________
(1)    Share amounts for the three and nine months ended September 30, 2023 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.

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

	Three Months Ended September 30,
	2024		2023
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$446,893	$—	$446,084	$—
Noninterest Income:
Service charges on deposit accounts	4,568	4,568	4,018	4,018
Other commissions and fees	8,256	4,322	7,641	3,974
Leased equipment income	17,176	—	14,554	—
Loss on sale of loans	(62)	—	(1,901)	—
Loss on sale of securities	(59,946)	—	—	—
Dividends and gains on equity investments	3,730	—	3,837	—
Warrant income (loss)	211	—	(88)	—
LOCOM HFS adjustment	(74)	—	307	—
Other income	10,689	170	15,440	117
Total noninterest (loss) income	(15,452)	9,060	43,808	8,109
Total Revenue	$431,441	$9,060	$489,892	$8,109
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023
	(In thousands)
Products and services transferred at a point in time	$4,012	$3,698
Products and services transferred over time	5,048	4,411
Total revenue from contracts with customers	$9,060	$8,109

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2024		2023
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,388,186	$—	$1,503,760	$—
Noninterest Income:
Service charges on deposit accounts	13,813	13,813	11,906	11,906
Other commissions and fees	25,027	13,708	29,226	12,528
Leased equipment income	40,379	—	50,798	—
Gain (loss) on sale of loans	625	—	(157,820)	—
Loss on sale of securities	(59,946)	—	—	—
Dividends and gains on equity investments	7,964	—	7,593	—
Warrant gain (loss)	65	—	(545)	—
LOCOM HFS adjustment	218	—	(11,636)	—
Other income	20,011	396	22,595	628
Total noninterest income (loss)	48,156	27,917	(47,883)	25,062
Total Revenue	$1,436,342	$27,917	$1,455,877	$25,062
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Products and services transferred at a point in time	$13,093	$11,899
Products and services transferred over time	14,824	13,163
Total revenue from contracts with customers	$27,917	$25,062
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Receivables, which are included in "Other assets"	$1,457	$1,615
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$366	$418
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2024 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $52,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 10,717,882 shares. As of September 30, 2024, there were 4,744,823 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock
Restricted stock amortization totaled $5.2 million and $0.3 million for the three months ended September 30, 2024 and 2023 and $13.3 million and $12.9 million nine months ended September 30, 2024 and 2023. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings (loss). The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PRSUs as of September 30, 2024 totaled $49.9 million.
Time-Based Restricted Stock Awards
At September 30, 2024, there were 1,810,224 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At September 30, 2024, there were 283,624 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance-Based Restricted Stock Units
At September 30, 2024, there were 2,473,467 units of unvested PRSUs that have been granted. Compensation expense related to PRSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PRSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PRSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at September 30, 2024 and December 31, 2023.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at September 30, 2024 and December 31, 2023 and 158,328,021 shares outstanding at September 30, 2024 and 156,790,349 shares outstanding at December 31, 2023.
Class B Non-Voting Common Stock
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at September 30, 2024 and December 31, 2023 and 477,321 shares outstanding at September 30, 2024 and 477,321 shares outstanding at December 31, 2023.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. There were 27,000,000 shares authorized at September 30, 2024 and December 31, 2023 and 9,790,600 shares outstanding at September 30, 2024 and 10,829,990 shares outstanding at December 31, 2023.
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
NOTE 17. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2024, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 9.9% of the Company’s outstanding voting common stock as of July 30, 2023, based on information reported on a Schedule 13D filed with the SEC on August 1, 2024. For the three and nine months ended September 30, 2024, the amounts paid to IntraFi for certain insured cash sweep services were $1.8 million and $6.0 million and were $2.6 million and $6.6 million for the three and nine months ended September 30, 2023.
NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividends
On November 8, 2024, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per common share. The cash dividend is payable on January 2, 2025, to stockholders of record at the close of business on December 16, 2024.
Preferred Stock Dividend
On November 8, 2024, the Company announced the that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on December 2, 2024 to stockholders of record at the close of business on November 21, 2024.
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

		The effective date for each amendment will be the date on which the SEC's removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective.	The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. Additionally, early adoption is permitted.	December 31, 2024	The Company is evaluating the impact of this standard on its consolidated financial statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The standard, among other changes, improves annual income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The enhanced income tax disclosure requirements apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. Additionally, early adoption is permitted.	January 1, 2025	The Company is evaluating the impact of this standard on its consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements	The ASU amends the Codification to remove references to various concepts and impacts a variety of topics in the Codification. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU should be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Additionally, early adoption is permitted.	January 1, 2025	The Company is evaluating the impact of this standard on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2024. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K") and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
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
The Bank is a relationship-based community bank focused on providing business banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and lease and deposit products and services through 80 full-service branches located throughout California and in Durham, North Carolina and Denver, Colorado, and loan production offices around the country.
At September 30, 2024, the Company had total assets of $33.4 billion, including $23.6 billion of total loans and leases, net of deferred fees, $2.3 billion of securities available-for-sale, $2.3 billion of securities held-to-maturity, and $2.3 billion of interest-earning deposits in financial institutions compared to $38.5 billion of total assets at December 31, 2023, including $25.6 billion of total loans and leases, net of deferred fees, $2.3 billion of securities available-for-sale, $2.3 billion securities held-to-maturity, and $5.2 billion of interest-earning deposits in financial institutions. The $5.1 billion decrease in total assets since year-end was due mainly to a $2.9 billion decrease in interest-earning deposits in financial institutions and a $2.1 billion decrease in total loans and leases, net of deferred fees.
At September 30, 2024, the Company had total liabilities of $29.9 billion, including total deposits of $26.8 billion and borrowings of $1.6 billion, compared to $35.1 billion of total liabilities at December 31, 2023, including $30.4 billion of total deposits and $2.9 billion borrowings. The $5.2 billion decrease in total liabilities since year-end was due mainly to a $3.6 billion decrease in deposits and a $1.3 billion decrease in borrowings.
The Company had total stockholders' equity of $3.5 billion at September 30, 2024 and $3.4 billion at December 31, 2023. The increase was due mainly to a $104.0 million decrease in in the unrealized after-tax net loss in accumulated other comprehensive loss and net earnings of $70.0 million, offset partially by common and preferred stock dividends of $80.2 million. Our consolidated common equity Tier 1 (CET1), Tier 1 capital and Total capital ratios were 10.46%, 12.88%, and 17.00% at September 30, 2024.
Recent Events
Civic Loan Sale
On July 18, 2024, the Bank closed the sale of $1.95 billion of Civic business-purpose residential loans which had been moved to held for sale at LOCOM of $1.91 billion during the second quarter of 2024. The loan sale generated net proceeds of $1.91 billion and provided liquidity and capital to support the repositioning of approximately $742 million of securities and pay down higher-cost brokered deposits and borrowings, as discussed further below.
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
The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, PacWest Bancorp was deemed the accounting acquirer, even though Banc of California, Inc. was the legal acquirer. We recorded the legacy Banc of California, Inc. acquired assets and assumed liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in goodwill of $216.8 million. The Bank is headquartered in Los Angeles, California, and operates 80 branches located throughout California, and in North Carolina and Colorado. We completed the Merger to, among other things, enhance our scale and presence in California and augment and diversify our sources of revenue.

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
In the third quarter of 2024, we closed on the sale of $1.95 billion of Civic loans which had been moved to held for sale during the second quarter of 2024. The loan sale generated net proceeds of $1.91 billion, which provided capital and liquidity to support the repositioning of a portion of the available-for-sale securities portfolio and pay down higher-cost brokered deposits and borrowings. We sold $742 million of securities with a weighted average yield of 2.94% resulting in a pre-tax loss of $60 million and purchased $724 million of similar quality securities with a weighted average yield of 5.65%. The liabilities that were paid off included $1.85 billion of brokered deposits with an average cost of 5.35% at the time of retirement and the remaining $545 million in Bank Term Funding Program balance with a rate of 5.40%. We replaced a portion of these higher-cost fundings with the addition of a $500 million long-term FHLB advance with a rate of 3.18%. These balance sheet repositioning actions that we executed during the quarter resulted in net interest margin expansion and improved both our capital and liquidity. As of September 30, 2024, the repositioning as contemplated as a result of the Merger has been largely completed.
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
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation expense, customer related expense, and occupancy expense. Customer related expenses are primarily earnings credit rate payments to customers and are mostly driven by the Homeowners Association ("HOA") business. It also includes costs that tend to vary based on the volume of activity, such as loan and lease production and the number and complexity of foreclosed assets. Additionally, noninterest expense included acquisition, integration and reorganization costs related to the Merger and a goodwill impairment charge recorded in 2023. We measure success in controlling both fixed and variable costs through monitoring of the ratio of noninterest expense to average total assets.
The following table presents the calculation of our ratio of noninterest expense to average total assets and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Noninterest Expense to Average Total Assets	2024	2024	2024	2023
	(Dollars in thousands)
Noninterest expense	$196,209	$203,643	$610,370	$2,094,543
Average total assets	$34,426,185	$35,834,467	$35,928,284	$41,187,428
Noninterest expense to average total assets (1)	2.27%	2.29%	2.27%	6.80%
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

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP. The methodology for determining these non-GAAP measures may differ among companies and may not be comparable. We used the following non-GAAP measures in this Quarterly Report on Form 10-Q:
•Return on average tangible common equity ("ROATCE"), tangible common equity ratio, and tangible book value per common share: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per common share, respectively. The reconciliations of these non-GAAP measures to the GAAP measures are presented in the following tables for and as of the periods presented.

		Three Months Ended		Nine Months Ended
		September 30,	June 30,	September 30,
Return on Average Tangible Common Equity		2024	2024	2024	2023
		(Dollars in thousands)
Net earnings (loss)		$8,784	$30,333	$69,969	$(1,416,182)

Earnings (loss) before income taxes		$11,514	$44,637	$98,551	$(1,551,349)
Add:	Intangible asset amortization	8,485	8,484	25,373	7,189
Add:	Goodwill impairment	—	—	—	1,376,736
	Adjusted earnings (loss) before income taxes	19,999	53,121	123,924	(167,424)
Adjusted income tax expense (benefit) (1)		5,522	15,203	34,215	(15,319)
	Adjusted net earnings (loss)	14,477	37,918	89,709	(152,105)
Less:	Preferred stock dividends	9,947	9,947	29,841	29,841
	Adjusted net earnings (loss) available to
	common and equivalent stockholders	$4,530	$27,971	$59,868	$(181,946)

Average stockholders' equity		$3,452,575	$3,395,350	$3,412,964	$3,060,696
Less:	Average intangible assets	361,316	352,934	358,321	476,721
Less:	Average preferred stock	498,516	498,516	498,516	498,516
	Average tangible common equity	$2,592,743	$2,543,900	$2,556,127	$2,085,459

Return on average equity (2)		1.01%	3.59%	2.74%	(61.86)%
Return on average tangible common equity (3)		0.70%	4.42%	3.13%	(11.66)%
___________________________________
(1)     Effective tax rates of 27.61%, 28.62% and 9.15% used for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023, respectively. Effective tax rates of 27.61% and 9.15% used for the nine months ended September 30, 2024 and 2023.
(2)     Annualized net earnings (loss) divided by average stockholders' equity.
(3)     Annualized adjusted net earnings (loss) available to common and equivalent stockholders divided by average tangible common equity.

Tangible Common Equity to Tangible Assets and	September 30,	December 31,
Tangible Book Value Per Common Share	2024	2023
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,496,198	$3,390,765
Less: Preferred stock	498,516	498,516
Total common equity	2,997,682	2,892,249
Less: Goodwill and intangible assets	357,332	364,104
Tangible common equity	$2,640,350	$2,528,145

Total assets	$33,432,613	$38,534,064
Less: Goodwill and intangible assets	357,332	364,104
Tangible assets	$33,075,281	$38,169,960

Total stockholders' equity to total assets ratio	10.46%	8.80%
Tangible common equity to tangible assets ratio	7.98%	6.62%
Book value per common share (1)	$17.75	$17.12
Tangible book value per common share (2)	$15.63	$14.96
Common and equivalent shares outstanding (3)	168,879,566	168,959,063
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include non-voting common stock equivalents that are participating securities.

Adjusted Net Earnings, Net Earnings	Three Months Ended		Nine Months Ended
Available to Common and Equivalent	September 30,	September 30,	September 30,
Stockholders, Diluted EPS, and ROAA	2024	2023	2024	2023
	(In thousands, except per share amounts)

Net earnings (loss)	$8,784	$(23,344)	$69,969	$(1,416,182)

Earnings (loss) before income taxes	$11,514	$(26,566)	$98,551	$(1,551,349)
Add: FDIC special assessment	—	—	5,816	—
Add: Loss on sale of securities	59,946	—	59,946	—
Less: Acquisition, integration, and reorganization costs	(510)	9,925	(13,160)	30,833
Add: Loan fair value loss adjustments	—	—	—	170,971
Add: Unfunded commitments fair value loss adjustments	—	—	—	106,767
Add: Goodwill impairment	—	—	—	1,376,736
Adjusted earnings (loss) before income taxes	70,950	(16,641)	151,153	133,958
Adjusted income tax expense (benefit) (1)	19,589	(1,523)	41,733	12,257
Adjusted net earnings (loss)	51,361	(15,118)	109,420	121,701
Less: Preferred stock dividends	(9,947)	(9,947)	(29,841)	(29,841)
Adjusted net earnings (loss) available to common
and equivalent stockholders	$41,414	$(25,065)	$79,579	$91,860

Weighted average common shares outstanding	168,583	77,881	168,386	77,678
Diluted (loss) earnings per common share	$(0.01)	$(0.42)	$0.24	$(18.61)
Adjusted diluted earnings (loss) per common share (2)	$0.25	$(0.32)	$0.47	$1.18

Average total assets	$34,426,185	$37,807,758	$35,928,284	$41,187,428
Return on average assets ("ROAA") (3)	0.10%	(0.24)%	0.26%	(4.60)%
Adjusted ROAA (4)	0.59%	(0.16)%	0.41%	0.40%
_______________________________________
(1)    Effective tax rates of 27.61% used for the 2024 periods and 9.15% for the 2023 periods.
(2)    Adjusted net earnings (loss) available to common and equivalent stockholders divided by weighted average common shares outstanding.
(3)    Annualized net earnings (loss) divided by average assets.
(4)    Annualized adjusted net earnings (loss) divided by average assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2024	2024	2024	2023
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$446,893	$462,589	$1,388,186	$1,503,760
Interest expense	(214,718)	(233,101)	(697,421)	(907,683)
Net interest income	232,175	229,488	690,765	596,077
Provision for credit losses	(9,000)	(11,000)	(30,000)	(5,000)
Noninterest (loss) income	(15,452)	29,792	48,156	(47,883)
Operating expense	(196,719)	(216,293)	(623,530)	(686,974)
Acquisition, integration and reorganization costs	510	12,650	13,160	(30,833)
Goodwill impairment	—	—	—	(1,376,736)
Earnings (loss) before income taxes	11,514	44,637	98,551	(1,551,349)
Income tax (expense) benefit	(2,730)	(14,304)	(28,582)	135,167
Net earnings (loss)	8,784	30,333	69,969	(1,416,182)
Preferred stock dividends	(9,947)	(9,947)	(29,841)	(29,841)
Net (loss) earnings available to
common and equivalent stockholders	$(1,163)	$20,386	$40,128	$(1,446,023)

Per Common Share Data:
Diluted (loss) earnings per share (1)	$(0.01)	$0.12	$0.24	$(18.61)
Book value per share(1)	$17.75	$17.23
Tangible book value per share (1)(2)	$15.63	$15.07

Performance Ratios:
Return on average assets	0.10%	0.34%	0.26%	(4.60)%
Return on average tangible common equity (1)(2)	0.70%	4.42%	3.13%	(11.66)%
Net interest margin	2.93%	2.80%	2.79%	2.07%
Yield on average loans and leases	6.18%	6.18%	6.14%	5.95%
Cost of average total deposits	2.54%	2.60%	2.60%	2.50%
Noninterest expense to average total assets	2.27%	2.29%	2.27%	6.80%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.46%	10.27%
Tier 1 capital ratio	12.88%	12.62%
Total capital ratio	17.00%	16.57%
Tier 1 leverage capital ratio	9.83%	9.51%
Risk-weighted assets	$26,040,959	$26,888,980
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "- Non-GAAP Financial Measures."

Third Quarter of 2024 Compared to Second Quarter of 2024
Net loss available to common and equivalent stockholders for the third quarter of 2024 was $1.2 million, or a loss of $0.01 per diluted common share, compared to a net earnings available to common and equivalent stockholders for the second quarter of 2024 of $20.4 million, or $0.12 per diluted common share. The $21.5 million decrease in net earnings available to common and equivalent stockholders from the second quarter of 2024 was due mainly to lower noninterest income of $45.2 million, offset partially offset by higher net interest income of $2.7 million, lower noninterest expense of $7.4 million, lower provision for credit losses of $2.0 million and lower income tax expense of $11.6 million. The decrease in noninterest income was due mainly to a $59.9 million loss on the sale of $741.8 million of securities in the third quarter of 2024, offset partially by a $7.5 million increase in other income and a $5.7 million increase in leased equipment income. Net interest income was higher in the third quarter compared to the second quarter due to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets. The decrease in noninterest expense was due mainly to decreases of $13.7 million in insurance and assessments expense and $5.8 million in other expense, offset partially by a $12.1 million increase in acquisition, integration and reorganization costs. The decrease in income tax expense was due to lower pre-tax income for the third quarter compared to the second quarter and a lower effective tax rate of 23.7% for the third quarter compared to 32.0% for the second quarter.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net earnings available to common and equivalent stockholders for the nine months ended September 30, 2024 was $40.1 million, or $0.24 per diluted common share, compared to a net loss available to common and equivalent stockholders for the nine months ended September 30, 2023 of $1.4 billion, or a loss of $18.61 per diluted common share. The $1.5 billion increase in net earnings available to common and equivalent stockholders was due mainly to lower noninterest expense of $1.5 billion, higher noninterest income of $96.0 million and higher net interest income of $94.7 million, offset partially by higher provision for credit losses of $25.0 million and higher income tax expense of $163.7 million . The decrease in noninterest expense was due, in part, to a $1.38 billion goodwill impairment charge in the first quarter of 2023. The increase in noninterest income was due mainly to a decrease in the loss on sale of loans and leases of $158.4 million, offset partially by an increase in the loss on sale of securities of $59.9 million. The increase in net interest income was due primarily to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets. The increase in income tax expense was due to the income tax expense recorded on earnings before taxes in the nine months ended September 30, 2024, compared to an income tax benefit recorded on a net loss before income taxes in the nine months ended September 30, 2023.

Net Interest Income
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2024			June 30, 2024
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$23,803,691	$369,913	6.18%	$25,325,578	$388,853	6.18%
Investment securities	4,665,549	34,912	2.98%	4,658,690	33,836	2.92%
Deposits in financial institutions	3,106,227	42,068	5.39%	2,960,292	39,900	5.42%
Total interest‑earning assets	31,575,467	446,893	5.63%	32,944,560	462,589	5.65%
Other assets	2,850,718			2,889,907
Total assets	$34,426,185			$35,834,467

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking	$7,644,515	61,880	3.22%	$7,673,902	61,076	3.20%
Money market	4,958,777	32,361	2.60%	4,962,567	32,776	2.66%
Savings	2,028,931	17,140	3.36%	2,002,670	16,996	3.41%
Time	5,841,965	69,605	4.74%	6,274,242	75,258	4.82%
Total interest‑bearing deposits	20,474,188	180,986	3.52%	20,913,381	186,106	3.58%
Borrowings	1,063,541	16,970	6.35%	2,013,600	30,311	6.05%
Subordinated debt	940,480	16,762	7.09%	938,367	16,684	7.15%
Total interest‑bearing liabilities	22,478,209	214,718	3.80%	23,865,348	233,101	3.93%
Noninterest‑bearing demand deposits	7,846,641			7,881,620
Other liabilities	648,760			692,149
Total liabilities	30,973,610			32,439,117
Stockholders’ equity	3,452,575			3,395,350
Total liabilities and stockholders' equity	$34,426,185			$35,834,467
Net interest income		$232,175			$229,488
Net interest rate spread			1.83%			1.72%
Net interest margin			2.93%			2.80%

Total deposits (2)	$28,320,829	$180,986	2.54%	$28,795,001	$186,106	2.60%
Total funds (3)	$30,324,850	$214,718	2.82%	$31,746,968	$233,101	2.95%
_____________________
(1)    Includes net loan discount accretion of $23.0 million and $21.8 million for the three months ended September 30, 2024 and June 30, 2024.
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

	Nine Months Ended
	September 30, 2024			September 30, 2023
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$24,878,682	$1,144,231	6.14%	$25,910,694	$1,152,393	5.95%
Investment securities	4,681,872	103,051	2.94%	7,097,438	133,716	2.52%
Deposits in financial institutions	3,479,130	140,904	5.41%	5,731,733	219,995	5.13%
Total interest‑earning assets (1)	33,039,684	1,388,186	5.61%	38,739,865	1,506,104	5.20%
Other assets	2,888,600			2,447,563
Total assets	$35,928,284			$41,187,428

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking	$7,733,588	184,505	3.19%	$6,890,661	159,992	3.10%
Money market	5,218,774	106,488	2.73%	7,049,910	145,748	2.76%
Savings	2,022,600	52,166	3.45%	833,719	14,532	2.33%
Time	6,073,993	218,740	4.81%	6,815,786	220,391	4.32%
Total interest‑bearing deposits	21,048,955	561,899	3.57%	21,590,076	540,663	3.35%
Borrowings	1,986,468	85,405	5.74%	7,688,698	324,270	5.64%
Subordinated debt	938,624	50,117	7.13%	869,353	42,750	6.57%
Total interest‑bearing liabilities	23,974,047	697,421	3.89%	30,148,127	907,683	4.03%
Noninterest‑bearing demand deposits	7,804,534			7,323,673
Other liabilities	736,739			654,932
Total liabilities	32,515,320			38,126,732
Stockholders’ equity	3,412,964			3,060,696
Total liabilities and stockholders' equity	$35,928,284			$41,187,428
Net interest income (1)		$690,765			$598,421
Net interest rate spread (1)			1.72%			1.17%
Net interest margin (1)			2.79%			2.07%

Total deposits (4)	$28,853,489	$561,899	2.60%	$28,913,749	$540,663	2.50%
Total funds (5)	$31,778,581	$697,421	2.93%	$37,471,800	$907,683	3.24%
_____________________
(1)    Tax equivalent.
(2)    Includes net loan discount accretion of $67.3 million for the nine months ended September 30, 2024 and net loan premium amortization of $6.0 million for the nine months ended September 30, 2023.
(3)    Includes tax-equivalent adjustments of $0.0 million and $2.3 million for the nine months ended September 30, 2024 and 2023, related to tax-exempt income on loans. The federal statutory rate utilized was 21%.
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
Third Quarter of 2024 Compared to Second Quarter of 2024
Net interest income increased by $2.7 million to $232.2 million for the third quarter of 2024 from $229.5 million for the second quarter of 2024 due to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets.

Average interest-earning assets decreased by $1.4 billion to $31.6 billion for the third quarter due mainly to the sale in July 2024 of $1.95 billion of Civic loans which had been moved to held for sale during the second quarter. The proceeds of the sale provided liquidity and capital to support the repositioning of approximately $742 million of securities and pay down higher-cost brokered deposits and borrowings. The net interest margin increased by 13 basis points to 2.93% for the third quarter compared to 2.80% for the second quarter due to a 2 basis points decrease in the average yield on interest-earning assets more than offset by a 13 basis point decrease in the average total cost of funds, which was positively impacted by a decrease in average borrowings.
The average yield on interest-earning assets decreased by 2 basis points to 5.63% for the third quarter from 5.65% in the second quarter due mainly to the average yield on deposits in financial institutions decreasing by 3 basis points and the average yield on loans and leases being flat.
The average yield on loans and leases was unchanged at 6.18% for the third quarter compared to the second quarter as a result of new originations being at rates higher than the existing portfolio, slightly higher loan discount accretion, and the change in the mix of loan product balances including the impact of the sale of the $1.95 billion Civic loan portfolio.
The average total cost of funds decreased by 13 basis points to 2.82% for the third quarter from 2.95% in the second quarter due mainly to lower market interest rates and reduced average borrowings. The average cost of interest-bearing liabilities decreased by 13 basis points to 3.80% for the third quarter from 3.93% for the second quarter. The average total cost of deposits decreased by 6 basis points to 2.54% for the third quarter compared to 2.60% in the second quarter. Average noninterest-bearing deposits decreased by $35.0 million for the third quarter compared to the second quarter, average total deposits decreased by $474.2 million, and average borrowings decreased by $950.1 million.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net interest income increased by $94.7 million to $690.8 million for the nine months ended September 30, 2024 compared to $596.1 million for the nine months ended September 30, 2023 due to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets.
Average interest-earning assets decreased by $5.7 billion to $33.0 billion for the first nine months of 2024 due to lower average balances in loans and leases, investments securities, and deposits in financial institutions. Average loans and leases decreased by $1.0 billion primarily due to the sale in July 2024 of $1.95 billion of Civic loans which had been moved to held for sale during the second quarter of 2024 and the sales of non-core loan portfolios in the second quarter of 2023, offset partially by the acquisition of legacy Banc of California loans completed in the fourth quarter of 2023. Average investment securities decreased by $2.4 billion mostly due to securities sales completed in the fourth quarter of 2023. Average deposits in financial institutions decreased by $2.3 billion due to lower cash balances which were used to pay down higher-cost borrowings. The net interest margin increased by 72 basis points to 2.79% for the nine months ended September 30, 2024 compared to 2.07% for the same period in 2023 due to the average yield on interest-earning assets increasing by 41 basis points, while the average total cost of funds decreased by 31 basis points.
The average yield on interest-earning assets increased by 41 basis points to 5.61% for the first nine months of 2024 from 5.20% for the same period in 2023 due mainly to the change in the interest-earning asset mix. This was driven by the increase in the balance of average loans and leases as a percentage of average interest-earning assets to 75% for the nine months ended September 30, 2024 from 67% for the nine months ended September 30, 2023, the decrease in the balance of average investment securities as a percentage of average interest-earning assets to 14% for the first nine months of 2024 from 18% for the same period in 2023, and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets to 10% for the nine months ended September 30, 2024 from 15% for the same period in 2023.
The average yield on loans and leases increased by 19 basis points to 6.14% for the first nine months of 2024 from 5.95% for the same period in 2023 as a result of changes in portfolio mix and higher net accretion of loan discounts.

The average total cost of funds decreased by 31 basis points to 2.93% for the nine months ended September 30, 2024 from 3.24% for the nine months ended September 30, 2023 due mainly to changes in the total funds mix. This was driven by the increase in the balance of lower-cost average total deposits as a percentage of average total funds to 91% for the first nine months of 2024 from 77% for the same period in 2023, and the decrease in the balance of higher cost average borrowings as a percentage of average total funds to 6% for the nine months ended September 30, 2024 from 21% for the same period in 2023. The average cost of interest-bearing liabilities decreased by 14 basis points to 3.89% for the first nine months of 2024 from 4.03% for the same period in 2023. The average total cost of deposits increased by 10 basis points to 2.60% for the nine months ended September 30, 2024 compared to 2.50% for the nine months ended September 30, 2024. Average noninterest-bearing deposits increased by $480.9 million for the first nine months of 2024 compared to the same period in 2023 and average total deposits decreased by $60.3 million.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and held-to-maturity securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2024	2024	2024	2023
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$9,000	$12,000	$32,000	$66,500
Reduction in reserve for unfunded loan commitments	—	(1,000)	(2,000)	(61,500)
Total loan-related provision	$9,000	$11,000	$30,000	$5,000
Addition to allowances for held-to-maturity
and available-for-sale securities	—	—	—	—
Total provision for credit losses	$9,000	$11,000	$30,000	$5,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for investment (1)	$2,417	$55,741	$59,342	$44,935
Annualized net charge-offs to average loans and leases	0.04%	0.89%	0.32%	0.23%
At quarter-end:
Allowance for credit losses	$281,916	$275,333
Allowance for credit losses to loans and leases held for investment	1.20%	1.19%
Allowance for credit losses to nonaccrual loans and leases held
for investment	167.5%	235.2%
Nonaccrual loans and leases held for investment	$168,341	$117,070
Nonaccrual loans and leases held for investment to loans and leases
held for investment	0.72%	0.50%
Classified loans and leases held for investment	$533,591	$415,498
Special mention loans and leases held for investment	$711,888	$680,663
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
Third Quarter of 2024 Compared to Second Quarter of 2024
The provision for credit losses was $9.0 million for the third quarter of 2024 compared to $11.0 million for the second quarter of 2024. The $9.0 million third quarter provision was driven by increases in qualitative reserves for loans secured by office properties and concentrations of credit, and specific reserves for nonperforming loan downgrades. The $11.0 million second quarter provision was driven by higher net charge-offs and higher qualitative reserves for office loans and other concentrations of credit, offset partially by the reserves released for the Civic loans transferred to held for sale.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The provision for credit losses increased by $25.0 million to $30.0 million for the nine months ended September 30, 2024 compared to $5.0 million for the nine months ended September 30, 2023. The higher provision in the 2024 period was generally due to higher net charge-offs and higher qualitative reserves for office loans and other concentrations of credits, offset partially by the reserves released for the Civic loans transferred to held for sale in the second quarter of 2024 and sold in the third quarter of 2024.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Noninterest Income	2024	2024	2024	2023
	(In thousands)
Leased equipment income	$17,176	$11,487	$40,379	$50,798
Other commissions and fees	8,256	8,629	25,027	29,226
Service charges on deposit accounts	4,568	4,540	13,813	11,906
(Loss) gain on sale of loans and leases	(62)	1,135	625	(157,820)
Loss on sale of securities	(59,946)	—	(59,946)	—
Dividends and gains on equity investments	3,730	1,166	7,964	7,593
Warrant income (loss)	211	(324)	65	(545)
LOCOM HFS adjustment	(74)	(38)	218	(11,636)
Other	10,689	3,197	20,011	22,595
Total noninterest (loss) income	$(15,452)	$29,792	$48,156	$(47,883)
Third Quarter of 2024 Compared to Second Quarter of 2024
Noninterest income decreased by $45.2 million to a loss of $15.5 million for the third quarter of 2024 due mainly to a $59.9 million loss on the sale of $741.8 million of securities in the third quarter of 2024, offset partially by a $7.5 million increase in other income and a $5.7 million increase in leased equipment income. The increase in other income was due primarily to a $6.8 million increase in the positive fair value mark on the credit-linked notes. The increase in leased equipment income was due mostly to higher gains from early lease terminations and sale of leased assets.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Noninterest income increased by $96.0 million to $48.2 million for the nine months ended September 30, 2024 compared to a loss of $47.9 million for the nine months ended September 30, 2023, due mostly to a decrease in the loss on sale of loans and leases of $158.4 million, offset partially by a $59.9 million loss on the sale of $741.8 million of securities in the third quarter of 2024. The decrease in the loss on sale of loans and leases was due to the sales of $2.5 billion of loans for a net gain of $0.6 million in the nine months ended September 30, 2024 compared to the sales of $6.1 billion of loans for a net loss of $157.8 million in the nine months ended September 30, 2023.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Noninterest Expense	2024	2024	2024	2023
	(In thousands)
Compensation	$85,585	$85,914	$263,735	$242,999
Customer related expense	34,475	32,405	97,799	78,278
Occupancy	16,892	17,455	52,315	45,743
Information technology and data processing	14,995	15,459	45,872	38,706
Insurance and assessments	12,708	26,431	59,600	75,650
Intangible asset amortization	8,485	8,484	25,373	7,189
Leased equipment depreciation	7,144	7,511	22,175	26,796
Other professional services	5,101	5,183	15,359	21,643
Loan expense	3,994	4,332	12,817	16,012
Other	7,340	13,119	28,485	133,958
Total operating expense	196,719	216,293	623,530	686,974
Acquisition, integration and reorganization costs	(510)	(12,650)	(13,160)	30,833
Goodwill impairment	—	—	—	1,376,736
Total noninterest expense	$196,209	$203,643	$610,370	$2,094,543
Third Quarter of 2024 Compared to Second Quarter of 2024
Noninterest expense decreased by $7.4 million to $196.2 million for the third quarter of 2024 due mainly to decreases of $13.7 million in insurance and assessments expense and $5.8 million in other expense, offset partially by a lower reversal of $12.1 million in acquisition, integration and reorganization costs. The decrease in insurance and assessments expense was due to lower assessment rates for both the regular FDIC assessment and the special assessment. The decrease in other expense was mostly due to a repurchase reserve recorded in the second quarter of 2024 for standard representations and warranties associated with the Civic loan sale. Acquisition, integration and reorganization costs included an adjustment of $0.5 million for the third quarter and $12.7 million for the second quarter due to actual amounts for certain expenses being lower than the estimated amounts accrued at merger close.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Noninterest expense decreased by $1.5 billion to $610.4 million for the nine months ended September 30, 2024 compared to $2.1 billion for the nine months ended September 30, 2023, due mainly to a $1.4 billion goodwill impairment recorded in the 2023 period.
Income Taxes
Third Quarter of 2024 Compared to Second Quarter of 2024
Income tax expense of $2.7 million was recorded for the third quarter resulting in an effective tax rate of 23.7% compared to income tax expense of $14.3 million for the second quarter and an effective tax rate of 32.0%. The lower third quarter effective tax rate was due primarily to a true-up to the full year tax rate, an increase in disallowed executive compensation expense, and loss of tax benefits with respect to restricted stock vested during the second quarter.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Income tax expense of $28.6 million was recorded for the nine months ended September 30, 2024, resulting in an effective tax rate of 29.0% compared to an income tax benefit of $135.2 million for the same period in 2023 and an effective tax rate of 8.7%. Excluding goodwill impairment, the effective tax rate for the nine months ended September 30, 2023 was 21.7%. The lower effective tax rate in 2023 was due primarily to higher FDIC insurance premiums in relation to the reported net loss for 2023.
Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our securities available-for-sale as of the dates indicated:

	September 30, 2024			December 31, 2023
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$922,448	40%	8.6	$1,187,609	51%	8.2
Agency residential CMOs	418,240	18%	2.6	284,334	12%	4.4
Private label residential CMOs	339,725	15%	4.4	158,412	7%	7.7
Collateralized loan obligations	284,973	12%	0.2	108,416	5%	0.1
Corporate debt securities	266,630	12%	1.7	267,232	11%	1.9
Agency commercial MBS	33,532	1%	1.3	253,306	11%	3.4
Asset-backed securities	16,204	1%	—	19,952	1%	—
Private label commercial MBS	13,622	1%	1.5	20,813	1%	2.1
SBA securities	4,313	—%	3.5	13,739	—%	3.2
Municipal securities	597	—%	3.8	28,083	1%	4.5
U.S. Treasury securities	—	—%	—	4,968	—%	0.1
Total securities available-for-sale	$2,300,284	100%	4.8	$2,346,864	100%	5.9
Securities Held-to-Maturity
The following table presents the composition and durations of our securities held-to-maturity as of the dates indicated:

	September 30, 2024			December 31, 2023
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,250,254	55%	7.8	$1,247,310	55%	8.1
Agency commercial MBS	438,781	19%	6.2	433,827	19%	6.8
Private label commercial MBS	354,098	15%	5.8	350,493	15%	6.3
U.S. Treasury securities	189,239	8%	6.0	187,033	8%	6.7
Corporate debt securities	70,391	3%	4.1	70,128	3%	4.4
Total securities held-to-maturity	$2,302,763	100%	7.0	$2,288,791	100%	7.4

The following table shows the geographic composition of the majority of our held-to-maturity municipal securities portfolio as of the date indicated:

	September 30, 2024
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$312,630	25%
Texas	277,159	22%
Washington	188,830	15%
Oregon	79,722	6%
Maryland	64,434	5%
Georgia	55,333	4%
Colorado	48,728	4%
Minnesota	34,840	3%
Tennessee	31,019	3%
Florida	21,959	2%
Total of ten largest states	1,114,654	89%
All other states	135,600	11%
Total municipal securities held-to-maturity	$1,250,254	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment, net of deferred fees, by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2024		December 31, 2023
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,529,615	15%	$3,874,804	15%
SBA program	628,875	3%	632,110	3%
Hotel	399,449	1%	519,583	2%
Total commercial real estate mortgage	4,557,939	19%	5,026,497	20%
Multi-family	6,009,280	25%	6,025,179	23%
Residential mortgage	2,619,372	11%	2,754,176	11%
Investor-owned residential	121,810	1%	2,234,531	9%
Residential renovation	26,005	—%	71,602	—%
Total other residential real estate	2,767,187	12%	5,060,309	20%
Total real estate mortgage	13,334,406	56%	16,111,985	63%
Real Estate Construction and Land:
Commercial	836,902	4%	759,585	3%
Residential	2,622,507	11%	2,399,684	9%
Total real estate construction and land (1)	3,459,409	15%	3,159,269	12%
Total real estate	16,793,815	71%	19,271,254	75%
Commercial:
Lender finance	686,426	3%	486,966	2%
Equipment finance	646,477	3%	736,275	3%
Premium finance	586,730	2%	732,162	3%
Other asset-based	195,678	1%	233,682	1%
Total asset-based	2,115,311	9%	2,189,085	9%
Equity fund loans	576,498	3%	662,732	3%
Venture lending	777,128	3%	783,630	3%
Total venture capital	1,353,626	6%	1,446,362	6%
Secured business loans	731,215	3%	614,120	2%
Warehouse lending	1,230,105	5%	554,940	2%
Other lending	889,215	4%	960,800	4%
Total other commercial	2,850,535	12%	2,129,860	8%
Total commercial	6,319,472	27%	5,765,307	23%
Consumer	414,490	2%	453,126	2%
Total loans and leases held for investment,
net of deferred fees	$23,527,777	100%	$25,489,687	100%

Total unfunded loan commitments	$5,008,449		$5,578,907
 ________________________________
(1)    Includes land and acquisition and development loans of $208.3 million at September 30, 2024 and $228.9 million at December 31, 2023.

The following table presents the geographic composition of our real estate loans held for investment, net of deferred fees, by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2024		December 31, 2023
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$11,907,187	71%	$12,262,311	64%
Colorado	1,265,516	8%	1,167,659	6%
Arizona	546,893	3%	719,299	4%
Texas	517,569	3%	878,538	4%
Florida	451,590	3%	837,467	4%
Washington	395,643	2%	533,931	3%
Nevada	365,970	2%	411,020	2%
Oregon	310,164	2%	348,166	2%
Utah	147,727	1%	168,080	1%
Illinois	103,040	—%	92,758	—%
Total of 10 largest states	16,011,299	95%	17,419,229	90%
All other states	782,516	5%	1,852,025	10%
Total real estate loans held for investment, net of deferred fees	$16,793,815	100%	$19,271,254	100%
Due to hybrid and remote working policies adopted by most companies during the COVID-19 pandemic, many of which remain in place today, there are concerns over the utilization of commercial office space which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Furthermore, higher interest rates presented a risk for the variable rate and hybrid loans in our portfolio, even considering the recent interest rate cut and expected future incremental interest rate cuts. Due to these concerns and concentrations of credit associated with commercial real estate loans, excluding owner occupied real estate loans, we have increased the qualitative reserve component of our allowance for credit losses for our office loan exposure. At September 30, 2024, mortgage loans secured by office properties represent 7.5% of total loans and leases held for investment.
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
•Obtaining independent third party appraisals that are reviewed by our appraisal department; and
•Obtaining environmental risk assessments.

The following table presents a roll forward of loans and leases held for investment, net of deferred fees, for the period indicated:

Nine Months Ended
Roll Forward of Loans and Leases Held for Investment, Net of Deferred Fees	September 30, 2024
(In thousands)
Balance, beginning of period	$25,489,687
Additions:
Production	1,223,782
Disbursements	3,757,575
Total production and disbursements	4,981,357
Reductions:
Payoffs	(2,607,236)
Paydowns	(2,296,598)
Total payoffs and paydowns	(4,903,834)
Sales	(27,516)
Transfers to foreclosed assets	(15,564)
Charge-offs	(67,247)
Transfers to loans held for sale	(1,930,285)
Total reductions	(6,944,446)
Transfers from loans held for sale	1,179
Net decrease	(1,961,910)
Balance, end of period	$23,527,777

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
For the third quarter of 2024, we used the Moody’s September 30, 2024 Baseline and S2 Downside 75th Percentile for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of recession over our reasonable and supportable forecast period and inherent uncertainty in the economy. Compared to the second quarter of 2024, updates to the economic forecasts, including the Company's scenario weighting, resulted in an immaterial impact to the allowance for credit losses.
The primary drivers behind higher quantitative reserves compared to the prior quarter were an increase of specific reserves associated with nonperforming loans and higher reserves due to risk rating migration. The increase in quantitative reserves was partially offset by changes in portfolio mix along with charge-off activity. The Company has successfully grown portfolios with lower risk of loss during the quarter, such as warehouse lending and lender finance, while portfolios requiring higher reserves, such as commercial real estate, have lower overall balances.
As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall allowance for credit losses to capture risks that may not be adequately reflected in our quantitative models. Such qualitative factors may include, but are not limited to: economic conditions not captured in in the quantitative reserve; collateral dependency related to certain loan portfolios including loans secured by office properties that were directly impacted by flexible/hybrid work environment; concentrations of credit within the loan portfolio including the commercial real estate portfolio; the quality of the Company’s credit review system; the volume and severity of adversely classified financial assets; the Company’s lending policies and procedures; and the effect of other external factors such as the regulatory and legal environments. During the third quarter of 2024, reserves associated with the qualitative adjustments increased when compared to the prior quarter. Primary qualitative adjustments are related to loans secured by office properties and concentration of credit associated with commercial real estate loans, multi-family loans, and construction loans.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of allowance for credit losses. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated allowance for credit losses. At times, these analyses can provide information to further assist management in making decisions related to certain assumptions. We calculated alternative values for our ACL using various alternative forecast scenarios weightings and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from decreases in the dollar amount of the quantitative component of the ACL by 2.03% to 6.65%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the allowance for credit losses. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
Allowance for Credit Losses Data	2024	2023
	(Dollars in thousands)
Allowance for loan and lease losses	$254,345	$281,687
Reserve for unfunded loan commitments	27,571	29,571
Total allowance for credit losses	$281,916	$311,258

Allowance for loan and lease losses to loans and leases held for investment	1.08%	1.11%
Allowance for credit losses to loans and leases held for investment	1.20%	1.22%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Allowance for Credit Losses Roll Forward	2024	2024	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$275,333	$320,074	$311,258	$291,803
Provision for credit losses:
Addition to allowance for loan and lease losses	9,000	12,000	32,000	66,500
Reduction in reserve for unfunded loan commitments	—	(1,000)	(2,000)	(61,500)
Total provision for credit losses	9,000	11,000	30,000	5,000
Loans and leases charged off:
Real estate mortgage	(640)	(53,881)	(56,998)	(39,467)
Real estate construction and land	—	—	—	—
Commercial	(1,963)	(3,148)	(5,815)	(7,819)
Consumer	(1,560)	(1,041)	(4,434)	(1,514)
Total loans and leases charged off	(4,163)	(58,070)	(67,247)	(48,800)
Recoveries on loans charged off:
Real estate mortgage	216	1,429	2,536	797
Real estate construction and land	—	—	—	—
Commercial	1,253	834	4,956	2,916
Consumer	277	66	413	152
Total recoveries on loans charged off	1,746	2,329	7,905	3,865
Net charge-offs	(2,417)	(55,741)	(59,342)	(44,935)
Balance, end of period	$281,916	$275,333	$281,916	$251,868

Annualized net charge-offs to
average loans and leases	0.04%	0.89%	0.32%	0.23%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Allowance for Credit Losses Charge-offs	2024	2024	2024	2023
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$185	$20,183	$20,368	$11,525
SBA program	226	663	926	334
Hotel	—	—	—	—
Total commercial real estate mortgage	411	20,846	21,294	11,859
Multi-family	—	—	—	—
Residential mortgage	67	—	67	—
Investor-owned residential	55	32,904	34,479	17,365
Residential renovation	107	131	1,158	10,243
Total other residential real estate	229	33,035	35,704	27,608
Total real estate mortgage	640	53,881	56,998	39,467
Real Estate Construction and Land:
Commercial	—	—	—	—
Residential	—	—	—	—
Total real estate construction and land	—	—	—	—
Total real estate	640	53,881	56,998	39,467
Commercial:
Lender finance	—	—	—	150
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	—	92	92	—
Total asset-based	—	92	92	150
Equity fund loans	—	—	—	—
Venture lending	—	2,273	2,414	—
Total venture capital	—	2,273	2,414	—
Secured business loans	732	—	943	492
Warehouse lending	—	—	—	—
Other lending	1,231	783	2,366	7,177
Total other commercial	1,963	783	3,309	7,669
Total commercial	1,963	3,148	5,815	7,819
Consumer	1,560	1,041	4,434	1,514
Total charge-offs	$4,163	$58,070	$67,247	$48,800

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Allowance for Credit Losses Recoveries	2024	2024	2024	2023
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$61	$85	$389	$—
SBA program	31	124	256	267
Hotel	—	—	—	—
Total commercial real estate mortgage	92	209	645	267
Multi-family	—	500	500	—
Residential mortgage	3	1	5	19
Investor-owned residential	121	299	721	102
Residential renovation	—	420	665	409
Total other residential real estate	124	720	1,391	530
Total real estate mortgage	216	1,429	2,536	797
Real Estate Construction and Land:
Commercial	—	—	—	—
Residential	—	—	—	—
Total real estate construction and land	—	—	—	—
Total real estate	216	1,429	2,536	797
Commercial:
Lender finance	—	—	—	324
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	63	50	113	279
Total asset-based	63	50	113	603
Equity fund loans	—	—	—	—
Venture lending	809	104	1,270	1,149
Total venture capital	809	104	1,270	1,149
Secured business loans	21	56	340	29
Warehouse lending	—	—	—	—
Other lending	360	624	3,233	1,135
Total other commercial	381	680	3,573	1,164
Total commercial	1,253	834	4,956	2,916
Consumer	277	66	413	152
Total recoveries	$1,746	$2,329	$7,905	$3,865

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	September 30, 2024		December 31, 2023
		% of		% of	Increase
Deposit Composition	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,811,796	29%	$7,774,254	26%	$37,542
Interest-bearing:
Checking	7,539,899	28%	7,808,764	26%	(268,865)
Money market	5,039,607	19%	6,187,889	20%	(1,148,282)
Savings	1,992,364	7%	1,997,989	6%	(5,625)
Time:
Non-brokered	2,451,340	9%	3,139,270	10%	(687,930)
Brokered	1,993,263	8%	3,493,603	12%	(1,500,340)
Total time deposits	4,444,603	17%	6,632,873	22%	(2,188,270)
Total interest-bearing	19,016,473	71%	22,627,515	74%	(3,611,042)
Total deposits	$26,828,269	100%	$30,401,769	100%	$(3,573,500)
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	September 30, 2024		December 31, 2023
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,414,451	13%	$5,526,396	18%
Time deposits over $250,000	1,030,152	4%	1,106,477	4%
Total time deposits	$4,444,603	17%	$6,632,873	22%
During the nine months ended September 30, 2024, total deposits decreased by $3.6 billion, or 11.8%, to $26.8 billion at September 30, 2024, due primarily to a decrease of $1.5 billion in brokered time deposits and a decrease of $1.1 billion in money market accounts. At September 30, 2024, noninterest-bearing deposits totaled $7.8 billion, or 29%, of total deposits and interest-bearing deposits totaled $19.0 billion, or 71%, of total deposits.
As of September 30, 2024, FDIC-insured deposits represented approximately 72% of total deposits, including accounts eligible for pass-through insurance, down from 76% as of December 31, 2023. Available liquidity (on-balance sheet liquidity plus unused borrowing capacity and unpledged AFS securities) was $16.2 billion at September 30, 2024, which exceeded uninsured and uncollateralized deposits of $6.7 billion, with a coverage ratio of 241% as compared to a coverage ratio of 247% at December 31, 2023. Available liquidity also represented 60% of total deposits at September 30, 2024.
The Bank is a participant in the IntraFi Network, a network that offers deposit placement services such as ICS and CDARS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. At September 30, 2024, the Bank had $8.2 billion of reciprocal deposits compared to $8.9 billion at December 31, 2023.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2024	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,252,341	$177,248	$1,429,589
Due in over three months through six months	986,439	377,179	1,363,618
Due in over six months through 12 months	995,066	339,473	1,334,539
Total due within 12 months	3,233,846	893,900	4,127,746
Due in over 12 months through 24 months	175,054	130,917	305,971
Due in over 24 months	5,551	5,335	10,886
Total due over twelve months	180,605	136,252	316,857
Total	$3,414,451	$1,030,152	$4,444,603
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through BAM, our registered investment adviser subsidiary, and third-party money market sweep products. BAM provides customized investment advisory and asset management solutions. At September 30, 2024, total off-balance sheet client investment funds were $1.3 billion, of which $0.6 billion was managed by BAM. At December 31, 2023, total off-balance sheet client investment funds were $0.6 billion, of which $0.2 billion was managed by BAM.

Credit Quality
During the third quarter of 2024, we continued to remain conservative on risk rating of loans and leases. Increases to classified loans and leases that remained on accrual status resulted from downward migration for groups of loans and leases where performance deteriorated or increased borrower financial information was determined to be necessary. Nonaccrual loans and leases increased in the quarter primarily due to two commercial loans and one legacy Civic loan that migrated to nonperforming status.
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$168,341	$62,527
Accruing loans contractually past due 90 days or more	—	11,750
Total nonperforming loans and leases	168,341	74,277
Foreclosed assets, net	8,661	7,394
Total nonperforming assets	$177,002	$81,671

Classified loans and leases held for investment	$533,591	$228,417
Special mention loans and leases held for investment	$711,888	$513,312
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.72%	0.25%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.75%	0.32%
Allowance for credit losses to nonaccrual loans and leases held for investment	167.5%	497.8%
Classified loans and leases held for investment to loans and leases held for investment	2.27%	0.90%
Special mention loans and leases held for investment to loans and leases held for investment	3.03%	2.01%

Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	September 30, 2024		December 31, 2023		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$78,478	$1,960	$15,669	$10,577	$62,809	$(8,617)
Multi-family	916	—	1,020	2,302	(104)	(2,302)
Other residential	50,514	15,680	31,041	83,747	19,473	(68,067)
Total real estate mortgage	129,908	17,640	47,730	96,626	82,178	(78,986)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	2,295	1,097	2,689	608	(394)	489
Venture capital	19,957	—	325	—	19,632	—
Other commercial	15,662	2,221	10,972	1,187	4,690	1,034
Total commercial	37,914	3,318	13,986	1,795	23,928	1,523
Consumer	519	2,449	811	3,461	(292)	(1,012)
Total held for investment	$168,341	$23,407	$62,527	$101,882	$105,814	$(78,475)
During the nine months ended September 30, 2024, nonperforming loan and leases held for investment increased by $94.1 million to $168.3 million at September 30, 2024 due mainly to additions of $188.6 million, offset partially by transfers to held for sale of $19.6 million, transfers to accrual status of $15.3 million, charge-offs of $14.7 million, and principal and other reductions of $44.9 million. As of September 30, 2024, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $49.0 million and represented 29% of total nonaccrual loans and leases.
Loans and leases accruing 30-89 days past due decreased $78.5 million to $23.4 million as of September 30, 2024 due mainly to decreases in other residential and commercial real estate delinquent loans. Decrease in other residential real estate delinquent loans was primarily due to the Civic loan sale.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	September 30,	December 31,
Property Type	2024	2023
	(In thousands)
Single-family residential	$8,661	$7,394
Total OREO, net	8,661	7,394
Other foreclosed assets	—	—
Total foreclosed assets, net	$8,661	$7,394
During the nine months ended September 30, 2024, foreclosed assets increased by $1.3 million to $8.7 million at September 30, 2024 due mainly to transfers from loans of $15.6 million, offset partially by sales of $13.6 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment, net of deferred fees, as of the dates indicated:

	September 30,	December 31,
Loan and Lease Credit Risk Ratings	2024	2023
	(In thousands)
Pass	$22,282,298	$24,747,958
Special mention	711,888	513,312
Classified	533,591	228,417
Total loans and leases held for investment, net of deferred fees	$23,527,777	$25,489,687
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
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment, net of deferred fees, by loan portfolio segment and class and the related net changes as of the dates indicated:

	September 30, 2024		December 31, 2023		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$256,581	$339,559	$75,739	$219,687	$180,842	$119,872
Multi-family	152,288	46,332	74,954	108,356	77,334	(62,024)
Other residential	53,140	14,775	38,155	54,197	14,985	(39,422)
Total real estate mortgage	462,009	400,666	188,848	382,240	273,161	18,426
Real estate construction and land:
Commercial	—	111,195	—	—	—	111,195
Residential	—	3,164	—	2,757	—	407
Total real estate construction and land	—	114,359	—	2,757	—	111,602
Commercial:
Asset-based	5,731	11,156	4,561	12,506	1,170	(1,350)
Venture capital	39,699	145,441	7,805	98,633	31,894	46,808
Other commercial	25,511	32,358	26,044	9,984	(533)	22,374
Total commercial	70,941	188,955	38,410	121,123	32,531	67,832
Consumer	641	7,908	1,159	7,192	(518)	716
Total	$533,591	$711,888	$228,417	$513,312	$305,174	$198,576

During the nine months ended September 30, 2024, classified loans and leases increased by $305.2 million to $533.6 million at September 30, 2024 due mainly to increases of $180.8 million in commercial real estate mortgage classified loans, $77.3 million in multi-family real estate mortgage classified loans, $31.9 million in venture capital classified loans, and $15.0 million in other residential real estate mortgage classified loans.
During the nine months ended September 30, 2024, special mention loans and leases increased by $198.6 million to $711.9 million at September 30, 2024 due mainly to increases of $119.9 million in commercial real estate mortgage special mention loans, $111.2 million in commercial real estate construction and land special mention loans, and $46.8 million in venture capital special mention loans, offset partially by decreases of $62.0 million in multi-family real estate mortgage special mention loans and $39.4 million in other residential real estate mortgage special mention loans.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2024, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum Total risk-based capital ratio of 10.00%.
Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2024, such disallowed amounts was $284.7 million for the Company. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company will not have increased deferred tax assets that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At September 30, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The Company and the Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the September 30, 2024 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount is now being phased out of regulatory capital evenly over the three years from 2022 to 2024. The add-back as of September 30, 2024 ranged from 0 basis points to 3 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital	For Capital	For Well
	September 30,	December 31,	Adequacy	Conservation	Capitalized
	2024	2023	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.83%	9.00%	4.00%	N/A	N/A
CET1 capital ratio	10.46%	10.14%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.88%	12.44%	6.00%	8.50%	N/A
Total capital ratio	17.00%	16.43%	8.00%	10.50%	N/A

Banc of California:
Tier 1 leverage capital ratio	10.74%	9.62%	4.00%	N/A	5.00%
CET1 capital ratio	14.08%	13.27%	4.50%	7.00%	6.50%
Tier 1 capital ratio	14.08%	13.27%	6.00%	8.50%	8.00%
Total capital ratio	16.61%	15.75%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios increased during the nine months ended September 30, 2024 due mainly to a decrease in risk-weighted assets and positive earnings for the period. The consolidated Tier 1 leverage ratio increased during the nine months ended September 30, 2024 due mainly to a decrease in average assets attributable primarily to decreased cash and cash equivalents.

Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of September 30, 2024, the carrying value of subordinated debt totaled $942.2 million. At September 30, 2024, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $796.2 million were included in Tier II capital.
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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.6 billion at September 30, 2024, and $471.6 million pledged for letters of credit and a balance outstanding of $1.1 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.5 billion of certain qualifying loans and $20.9 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $6.9 billion at September 30, 2024, of which $6.7 billion was available. The FRBSF Discount Window secured credit line was collateralized by liens on $6.7 billion of qualifying loans and $1.8 billion of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $290.0 million in the aggregate with several correspondent banks. As of September 30, 2024, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of September 30, 2024, there was no outstanding balance through the AFX.
The following tables provide a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30,	December 31,
Primary Liquidity - On-Balance Sheet	2024	2023
	(Dollars in thousands)
Cash and due from banks	$251,869	$202,427
Interest-earning deposits in financial institutions	2,302,358	5,175,149
Less: restricted cash	(183,247)	(185,147)
Securities available-for-sale, at fair value	2,300,284	2,346,864
Less: pledged securities, available-for-sale, at fair value	(4,313)	(2,063,754)
Total primary liquidity	$4,666,951	$5,475,539

Ratio of primary liquidity to total assets	14.0%	14.2%

Secondary Liquidity - Off-Balance Sheet	September 30,	December 31,
Available Secured Borrowing Capacity	2024	2023
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,552,711	$5,302,210
Less: letters of credit	(471,580)	(243,801)
Less: secured advances outstanding	(1,100,000)	—
Available secured borrowing capacity with the FHLB	4,981,131	5,058,409
Total secured borrowing capacity with the FRBSF	6,942,509	6,916,235
Less: secured advances outstanding	(200,000)	—
Available secured borrowing capacity with the FRBSF	6,742,509	6,916,235
Total secondary liquidity	$11,723,640	$11,974,644
During the nine months ended September 30, 2024, the Company's primary liquidity decreased by $808.6 million to $4.7 billion at September 30, 2024 due mainly to a $2.9 billion decrease in interest-earning deposits in financial institutions, offset partially by a decrease of $2.1 billion in pledged AFS securities. During the nine months ended September 30, 2024, the Company's secondary liquidity decreased by $251.0 million to $11.7 billion at September 30, 2024 due to decreases in available secured borrowing capacity with the FHLB of $77.3 million and available secured borrowing capacity with the FRB of $173.7 million.

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
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2024, brokered deposits totaled $2.6 billion, consisting of $638.8 million of non-maturity brokered accounts and $2.0 billion of brokered time deposits. At December 31, 2023, brokered deposits totaled $4.6 billion, consisting of $1.1 billion of non-maturity brokered accounts and $3.5 billion of brokered time deposits.
Our liquidity policy includes guidelines, which are governed by the Company's Risk Appetite Statement, which include the following metrics: Primary Liquidity Ratio (unencumbered liquid assets and the market value of unpledged AFS securities, net of a haircut, divided by total assets), Brokered Deposits to Total Funding Ratio (wholesale deposits to total deposits plus borrowings), Total Borrowings to Total Funding Ratio (borrowings to total deposits and borrowings), Short-Term Non-Core Funding Ratio (retail time deposits of $250,000 or more that mature within one year, brokered deposits that mature within one year, listing service deposits that mature within one year, official checks, escrow and title company deposits, 1031 exchange accommodator deposits, Federal Funds purchased, and borrowings that mature within one year as a percentage of total assets) and the Wholesale Funding Ratio (wholesale deposits and borrowings to total assets). At September 30, 2024, the Bank was in compliance with all of its funding concentration liquidity guidelines.
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
At September 30, 2024, Banc of California, Inc. had $192.4 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2024, our loan commitments and standby letters of credit were $5.0 billion and $201.3 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 11. Commitments and Contingencies, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of September 30, 2024, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $8.1 million and $28.7 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $8.1 million and $28.5 million. We recognized a foreign currency translation net loss of $752,000 for the nine months ended September 30, 2024 and a foreign currency translation net loss of $97,000 for the nine months ended September 30, 2023.
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
•Yield curve risk - changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
•Basis risk - changes in spread relationships between different yield curves, such as U.S. Treasuries, U.S. Prime Rate, and SOFR.
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
We used a NII simulation model to measure the estimated changes in NII that would result over the next twelve months from immediate and sustained changes in interest rates as of September 30, 2024. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next twelve months, therefore the results reflect an interest rate shock to a static balance sheet. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income.
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
At September 30, 2024, our interest rate risk profile is “liability sensitive,” but less liability sensitive as compared to our interest rate risk profile position as of December 31, 2023. This shift is primarily due to the change in the mix of funding sources during the nine months ended September 30, 2024 resulting from the paydowns of the Bank Term Funding Program balances. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at September 30, 2024 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
September 30, 2024	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$2,874	$(256)	(8.2)%	$1,131	$(10)	(0.9)%
+100 bps	$3,018	$(112)	(3.6)%	$1,134	$(7)	(0.6)%
0 bps	$3,130			$1,141
-100 bps	$3,241	$111	3.5%	$1,148	$7	0.6%
-200 bps	$3,174	$44	1.4%	$1,150	$9	0.8%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the third quarter of 2024:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program	Program
	(Dollars in thousands, except per share amounts)
July 1 - July 31, 2024	633	$13.10	—	$—
August 1 - August 31, 2024	10,787	$13.42	—	$—
September 1 - September 30, 2024	325	$13.81	—	$—
Total	11,745	$13.41	—
__________________________
(1)    Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.
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

3.2	Sixth Amended and Restated Bylaws of Banc of California, Inc. (Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2023 and incorporated herein by reference.)
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1+	Section 906 Certification of Chief Executive Officer (Furnished herewith).
32.2+	Section 906 Certification of Chief Financial Officer (Furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023 and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023 and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements. (Filed herewith).

104	Cover page of Banc of California, Inc.'s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.
__________________
+    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 8, 2024	/s/ Jared M. Wolff
Jared M. Wolff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2024	/s/ Jeff Krumpoch
Jeff Krumpoch
Executive Vice President and Interim Chief Accounting Officer
(Principal Accounting Officer)