Form 10-K
period 2024-12-31
BANC OF CALIFORNIA, INC.
filed 2025-03-03
CIK 1169770

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements): ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b): ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The New York Stock Exchange as of the close of business on June 28, 2024, was $2.0 billion.
As of February 14, 2025, there were 158,354,603 shares of registrant's voting common stock outstanding, excluding 208,927 shares of unvested restricted stock, and the registrant had 477,321 shares of class B non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

BANC OF CALIFORNIA, INC.
2024 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Annual Report on Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions and related integrations, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Annual Report on Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors.” All forward-looking statements included in this Annual Report on Form 10-K are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
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
We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder and it is available via the “Corporate Overview” link at http://investors.bancofcal.com. Any changes in, or waivers from, the provisions of this code of ethics that the SEC requires us to disclose are posted on our website in such section. In the Corporate Overview - Governance Documents section of our website, we have also posted the charters for our Audit Committee, Finance Committee, Compensation, Nominating and Corporate Governance Committee, and Enterprise Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on Banc of California, Inc.’s website.
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

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ACL	Allowance for Credit Losses	HFS	Held for Sale
AFS	Available-for-Sale	HLBV	Hypothetical Liquidation at Book Value
AFX	American Financial Exchange	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	ICS	IntraFi Cash Service
ALM	Asset Liability Management	IRR	Interest Rate Risk
ASC	Accounting Standards Codification	LIBOR	London Inter-bank Offering Rate
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
ATM	Automated Teller Machine	LOCOM	Lower of Cost or Market
BAM	BofCal Asset Management Inc.	MBS	Mortgage-Backed Securities
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	NAV	Net Asset Value
BHCA	Bank Holding Company Act of 1956, as amended	NII	Net Interest Income
BOLI	Bank Owned Life Insurance	NIM	Net Interest Margin
CDI	Core Deposit Intangible Assets
CECL	Current Expected Credit Loss	Non-PCD	Non-Purchased Credit Deteriorated
CET1	Common Equity Tier 1	NVCE	Non-Voting Common Stock Equivalents
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	OFAC	U.S. Treasury Department's Office of Foreign Assets Control
CMBS	Commercial Mortgage-Backed Securities	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PCD	Purchased Credit Deteriorated
CODM	Chief Operating Decision Maker	PSUs	Performance Stock Units
COVID-19	Coronavirus Disease	S&P	Standard & Poor's
CPI	Consumer Price Index	ROU	Right-of-use
CRA	Community Reinvestment Act of 1977, as amended	RTP	Real-time payments
CRI	Customer Relationship Intangible Assets	RSUs	Restricted Stock Units
DFPI	California Department of Financial Protection and Innovation	SBA	Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
DIF	Deposit Insurance Fund	SNCs	Shared National Credits
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	Tax Equivalent Net Interest Income	Net interest income reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FDIC	Federal Deposit Insurance Corporation	Tax Equivalent NIM	NIM reflecting adjustments related to tax-exempt interest on certain loans and investment securities
FHLB	Federal Home Loan Bank of San Francisco	TRSAs	Time-Based Restricted Stock Awards
FRB	Board of Governors of the Federal Reserve System	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRBSF	Federal Reserve Bank of San Francisco	VIE	Variable Interest Entity

ITEM 1. BUSINESS
General
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and a member of the FRB. When we refer to the “parent” or the “holding company,” we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. As a bank holding company, the holding company is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the FRB. As a California state-chartered bank that is a member of the FRB, the Bank is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the DFPI and the FRB.
On November 30, 2023, Banc of California, Inc. completed its transformational merger with PacWest Bancorp (“PacWest”), pursuant to which PacWest merged into Banc of California, Inc., with Banc of California, Inc. continuing as the surviving legal corporation, and, as of December 1, 2023, Banc of California, N.A. merged into Pacific Western Bank, with Pacific Western Bank continuing under the Banc of California name and brand as the Bank. See Note 2. Business Combinations of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information.
Our principal executive office is currently located at 11611 San Vicente Boulevard, Suite 500, Los Angeles, California, and our telephone number is (855) 361-2262. Our common stock trades on the New York Stock Exchange under the trading symbol “BANC” and our Series F preferred depositary shares trade on the New York Stock Exchange under the trading symbol “BANC/PF.”
The Bank is one of the nation’s premier relationship-based business banks focused on providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through 80 full-service branches located throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-stack payment processing solutions through its subsidiary, Deepstack Technologies, LLC (“Deepstack”). Banc of California also serves the community association management industry nationwide with its technology-forward platform SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
The Bank is organized into four business groups – Commercial & Community Banking ("CCB"), Specialty Banking, Deposit Services, and Payment Solutions. CCB provides in-market relationship lending and deposit gathering through regional offices and 80 branch locations throughout California, in Denver, Colorado and in Durham, North Carolina. Specialty Banking is focused on serving clients in niche verticals by industry, including HOA (or homeowner associations), venture banking, lender finance, SBA lending, mortgage warehouse lending, media and entertainment, asset-based lending, and equipment finance. Our Deposit Services provide valuable services through tailored cash management and treasury management solutions along with corporate asset management services through our subsidiary, BAM. Our Payment Solutions includes proprietary merchant processing through our subsidiary, Deepstack, the issuance of credit cards and purchasing cards to our business clients, and transaction processing services.
As of December 31, 2024, the Company had total assets of $33.5 billion, total loans and leases held for investment of $23.8 billion, total deposits of $27.2 billion, and total stockholders’ equity of $3.5 billion.
Our Business Strategy
Our strategic objective is to continue to be one of the nation's premier relationship-based commercial banks by delivering outstanding service to our banking clients through our team's ability to collaborate, execute and perform at a level superior to our competition. This involves listening to our clients to understand their needs so that we can actively develop and deliver customized solutions to meet their business objectives. It also involves executing promptly and holding ourselves accountable to the promises we make our clients. We are focused on fostering relationships with businesses in our markets and verticals and providing an exceptional level of service.

We offer a wide variety of deposit, loan, and other financial services to small and middle-market businesses, venture capital and private equity firms, non-profit organizations, business owners, entrepreneurs, professionals and high-net worth individuals. Our deposit products include checking, savings, money market, certificates of deposit, retirement accounts, and safe deposit boxes. Additional products and services leverage other technology and include automated bill payments, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, card payment services, remote and mobile deposit capture, automated clearing house origination, wire transfer, and direct deposit. Our lending activities are focused on providing thoughtful financing solutions to our clients. We are consistently investing in our technology infrastructure to gain operating efficiencies and to improve the client experience as we deliver our high standard of service.
We merged with PacWest Bancorp in 2023, and we acquired Deepstack in 2022 (the “Deepstack Acquisition”) and Pacific Mercantile Bancorp in 2021. We will continue to consider acquisitions that are consistent with our business strategy and financial model as opportunities arise.
Depository Products and Services
Deposits are our primary source of funds to support our interest-earning assets and provide a source of stable low-cost funds and deposit-related fee income. We offer traditional deposit products to businesses and other customers with a variety of rates and terms, including demand, money market, and time deposits. We primarily rely on our relationships from our lending activities, competitive pricing policies, marketing, and superior client service to attract and retain deposits. We also provide international banking services, multi-state deposit services, and asset management services. The Bank’s deposits are insured by the DIF of the FDIC up to applicable legal limits. The Bank is a participant in the IntraFi Network, a product that offers deposit placement services such as ICS and CDARS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. These products spread a customer's large deposit account among other banks in the network to increase the amount of FDIC insurance for that customer and to help us retain the customer's entire banking relationship.
Our branch network allows us to gather deposits, expand our brand presence, and service our customers’ banking and cash management needs. We also serve our customers through a wide range of non-branch channels, including online, mobile, remote deposit, and telephone banking platforms, all of which allows us to expand our service area to attract new depositors without a commensurate increase in branch locations or branch traffic.
At December 31, 2024, we had ATMs at 69 of our branches located in California and one ATM at our branch in Denver, Colorado. We provide access to customer accounts via a 24-hour seven-day-a-week, toll-free, automated telephone customer service and secure online banking services.
At December 31, 2024, our total deposits were $27.2 billion and consisted of $7.7 billion in noninterest-bearing deposits, $7.6 billion in interest-bearing checking accounts, $5.4 billion in money market accounts, $1.9 billion in savings accounts, and $4.6 billion in time deposits. Our deposits are diversified and are a mix of deposits from small-, middle-market, and venture-backed businesses, HOA management companies and many are related to lending relationships to a diversified client base. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. As of December 31, 2024, there were no customer relationships that individually represented more than 10% of our total deposits or our revenues.
We face strong competition in gathering deposits from nationwide, regional, and community banks, credit unions, money market funds, brokerage firms, and other non-bank financial services companies that target the same customers as we do. We actively compete for deposits and emphasize solicitation of noninterest-bearing deposits. We seek to provide a higher level of personal service than our larger competitors, many of whom have more assets, capital, and resources than we do and who may be able to conduct more intensive and broader based promotional efforts to reach potential customers. Our cost of funds fluctuates with market interest rates and may be affected by higher rates being offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. Competition for deposits is also affected by the ease with which customers can transfer deposits from one institution to another.

Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through BAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. BAM provides customized investment advisory and asset management solutions. At December 31, 2024, total off-balance sheet client investment funds were $1.5 billion, of which $0.7 billion was managed by BAM. At December 31, 2023, total off-balance sheet client investment funds were $0.6 billion, of which $0.2 billion was managed by BAM.
Payment Processing
Payments processing is dedicated to providing comprehensive card issuing, merchant acquiring, and sponsorship programs, while also developing a robust banking-as-a-service offering. We continue to focus on providing streamlined and secure payments solutions. In 2024, we successfully developed and implemented a new card issuing platform, along with delivering a new corporate payments card offering and mobile card application controls. The team enhanced the infrastructure and security measures, which includes transaction monitoring enhancements to ensure robust and reliable processing. We continue to build our products and services, which includes developing point of sales solutions and payments hub process platform that will enable RTP and FedNow.
Lending Activities
At December 31, 2024 and 2023, total loans and leases held for investment were $23.8 billion and $25.5 billion. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, purchased single-family residential mortgage loans, and a small amount of consumer loans. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Included in our commercial real estate loans and real estate construction loans are business-purpose loans secured by non-owner-occupied residential investment properties provided by Civic, a wholly-owned subsidiary. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various stages of their early life cycles, warehouse loans, and secured business loans originated through our CCB group.
In the fourth quarter of 2022, we decided to cease originating new loans to finance life insurance premiums and will allow these loans to repay upon maturities. At December 31, 2024, there were $546.4 million of premium finance loans outstanding.
In the second quarter of 2023, we divested non-core loan portfolios, which included selling:
•the National Construction portfolio, including $2.6 billion of loans and $2.3 billion of unfunded commitments,
•the Lender Finance portfolio, including $2.1 billion of loans and $0.2 billion of unfunded commitments,
•and a portion of the Civic portfolio, including $521 million of loans and $24 million of unfunded commitments.
In the third quarter of 2024, we sold an additional $1.95 billion of Civic loans. We also repurchased at par $319 million of the Lender Finance portfolio for which we had retained servicing, moving this back to our core loan portfolio.
We price loans to preserve our interest spread and maintain our net interest margin. Loan interest rates may be floating, fixed, or a combination thereof (“hybrid”) throughout the loan term. The rates on hybrid loans typically are fixed until a “reset” date when the rates then become floating. While we do not actively solicit direct consumer loans, we hold consumer loans, consisting primarily of purchased single-family residential mortgage loans and purchased private student loans for which the servicing is outsourced. We purchased $103 million of single-family residential mortgage loans in the fourth quarter of 2024.
Some of our loans are participations in larger loans, and these participations may be considered shared national credits. A SNC is any loan or commitment to extend credit aggregating $100 million or more at origination, committed under a formal lending arrangement, and shared by three or more unaffiliated supervised institutions. The SNC program is governed by an inter-agency agreement among the FRB, the FDIC, and the OCC. These agencies review a selection of SNCs periodically, with such review conducted at the lead or agent bank, and deliver a credit risk rating to the participants holding the loans. At December 31, 2024 and 2023, we had SNC loans held for investment to 16 borrowers that totaled $208 million and to 16 borrowers that totaled $187 million. At December 31, 2024 and 2023, SNC loans held for investment comprised 0.9% and 0.7% of total loans and leases held for investment.

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
Our real estate secured loans include the following specific lending products:
•Commercial real estate mortgage. Our commercial real estate mortgage loans generally are collateralized by first deeds of trust on specific commercial properties. The most prevalent types of properties securing our commercial real estate loans are office properties, hotels, retail properties, and industrial properties. The properties are typically located in major metropolitan areas across the United States with a significant concentration of collateral properties located in California within our branch footprint. Our commercial real estate loans typically either have interest and principal payments due on an amortization schedule ranging from 25 to 30 years with a lump sum balloon payment due in one to ten years or may have an initial interest-only period followed by an amortization schedule with a lump sum balloon payment due in one to ten years. We also provide commercial real estate secured loans under the SBA's 7(a) Program and 504 Program. Compliant SBA 7(a) loans have an SBA guaranty for 75% of the principal balance. SBA 504 loans are first deed of trust mortgage loans on owner occupied commercial real estate which are 50% loan-to-value at origination where a second deed of trust is also provided by a non-profit certified development company. The SBA 7(a) and 504 mortgage loans repay on a 25-year amortization schedule.
•Residential real estate mortgage. Our residential real estate mortgage loans generally are collateralized by first deeds of trust on multi-family and other residential properties. Multi-family properties comprised 68% of our residential real estate mortgage loans at December 31, 2024. Other types of properties securing these loans include non-owner occupied for-rent residential properties, owner-occupied single-family properties, and mobile home parks. During 2022 and prior years, we directly originated and purchased from other banks multi-family secured real estate mortgage loans. During December 2022, we decided to curtail the amount of multi-family secured real estate mortgage loans we originate and no longer purchase these loans. Multi-family loans either repay on a 30-year amortization schedule or may have an initial interest-only period (typically up to two years) and then repay on a 30-year amortization schedule. During 2022 and prior years, we purchased single-family residential mortgage loans that met our established lending criteria from multiple third-party lenders. Civic, a lending subsidiary, up until the second quarter of 2023 originated business-purpose loans to real estate investors for short-term bridge loans, longer-term loans secured by for-rent residential properties, and, to a lesser extent, loans on multi-family properties. In the second quarter of 2023, we ceased making new originations of Civic loans. We divested a portion of this non-core loan portfolio in 2023 and 2024, and continued to run off the remaining portfolio.
•Real estate construction and land. Our real estate construction and land loans generally are collateralized by first deeds of trust on specific residential and commercial properties. The most prevalent types of properties securing our construction and land loans are multi-family, residential properties undergoing a substantial renovation, and office properties (primarily medical office and life science space). Construction loans typically finance from 60% to 65% of the cost to construct residential and commercial properties. The terms are generally one to three years with short-term, performance-based extension options. Civic, a lending subsidiary, up until the second quarter of 2023 originated business-purpose loans secured by non-owner-occupied residential properties undergoing renovation. In the second quarter of 2023, we ceased making new originations of Civic loans. We divested a portion of this non-core loan portfolio in 2023 and 2024, and continued to run off the remaining portfolio.

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
•changes in interest rate;
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

Commercial Loans and Leases
Our commercial loans and leases portfolio is diverse and includes various asset-secured loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies, warehouse loans, and business loans originated through our CCB group. Commercial loan and lease growth also assists in the growth of our deposits because many commercial loan borrowers establish deposit accounts and utilize treasury management services. Those deposit accounts help us to reduce the overall cost of funds, and those banking service relationships provide a source of noninterest fee income.
Our commercial loans and leases include the following specific lending products:
•Lender finance. These are loans to companies used to purchase finance receivables or extend finance receivables to the underlying obligors and are secured primarily by the finance receivables owed to our borrowers. The borrowers include lenders to small businesses, commercial real estate lenders, consumer lenders, and alternative asset managers. The primary sources of repayment are the operating incomes of the borrowers and the collection of the finance receivables securing the loans. The loans are typically revolving lines of credit with terms of one to three years with contractual borrowing availability as a percentage of eligible collateral.
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
•Venture capital. These are loans directly to venture capital firms or loans to venture-backed companies and are composed of two categories: Fund Finance and Portfolio Company lending. Fund Finance loans are loans made directly to venture capital firms, private equity funds, venture capital funds, and venture capital management companies to provide a bridge to the receipt of capital calls and to support the borrowers’ working capital needs, such as the cost of raising a new venture fund or leasehold improvements for new office space. The primary sources of repayment are receipt of capital calls, proceeds from sales of portfolio company investments, and management fees. The loan terms are generally one to four years, and the loans are typically secured by a first position lien on the assets of the business, an assignment of capital call rights and/or an assignment of management fees. Portfolio Company lending involves loans made to venture-backed companies to support the borrowers’ operations, including operating losses, working capital requirements, and fixed asset and other acquisitions. The borrowers are at various stages in their development (early, expansion, or late), and are, generally, reporting operating losses. We typically lend to portfolio companies in two industries: technology, where the portfolio companies are involved in the creation or development of technology or product that has a sizeable market opportunity; and life sciences, where the portfolio companies are involved in the creation and/or development of new medical technology or pharmaceuticals. In each case, the portfolio company has received significant investment from venture capital firms well known to the Bank and lending is customarily a bridge between funding rounds. The primary sources of repayment are future additional venture capital equity investments or the sale of the company or its assets. The loan terms are generally one to four years, and the loans are typically secured by a first priority, secured blanket lien on all corporate assets and/or a lien on intellectual property.
•Secured business. These are secured business loans originated through the CCB group. The primary source of repayment is the cash flow of the borrowers. The loans can be up to five years and are secured by a specific asset or assets of the borrower.

•Warehouse loans. Warehouse lending is a line of credit given to a loan originator, the funds from which are used to originate or purchase mortgage loans. The loans have one year terms and generally renew annually. The primary sources of repayment are the sale in the secondary market, either directly or through securitization, of the mortgage loans funded on the warehouse line.
•Other lending. Loans aggregated into the category of “Other lending” are various commercial loan types including the CCB group business loans, loans to homeowner associations, loans to municipalities and non-profit borrowers, and SBA 7(a) loans for small business expansion. The primary sources of repayments for the CCB group business loans, non-profit borrowers, and SBA 7(a) business expansion loans are the operations of the borrowers. The primary sources of repayment for loans to municipalities are tax collections from their tax jurisdictions.
Our portfolio of commercial loans and leases is subject to certain risks including, but not limited to, the following:
•the economic conditions of the United States;
•changes in interest rate;
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

Consumer Loans
Consumer loans are primarily purchased private student loans originated and serviced by third parties and not guaranteed by any program of the U.S. Government. These loans refinanced the outstanding student loan debt of borrowers who met certain underwriting criteria, with terms that fully amortize the debt over terms ranging from five to twenty years. Consumer loans internally originated may also include personal loans, auto loans, home equity lines of credit, revolving lines of credit, and other loans typically made by banks to individual borrowers.
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

Loan Concentrations
The following table presents the composition of our loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	December 31,
	2024		2023		2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real estate mortgage:
Commercial	$4,578,772	19%	$5,026,497	20%	$3,846,831	13%
Multi-family	6,041,713	26%	6,025,179	23%	5,607,865	20%
Other residential	2,807,174	12%	5,060,309	20%	6,275,628	22%
Total real estate mortgage	13,427,659	57%	16,111,985	63%	15,730,324	55%
Real estate construction and land:
Commercial	799,131	3%	759,585	3%	898,592	3%
Residential	2,373,162	10%	2,399,684	9%	3,253,580	11%
Total real estate construction and land (1)	3,172,293	13%	3,159,269	12%	4,152,172	14%
Total real estate	16,599,952	70%	19,271,254	75%	19,882,496	69%
Commercial:
Asset-based	2,087,969	9%	2,189,085	9%	5,140,209	18%
Venture capital	1,537,776	6%	1,446,362	6%	2,033,302	7%
Other commercial	3,153,084	13%	2,129,860	8%	1,108,451	4%
Total commercial	6,778,829	28%	5,765,307	23%	8,281,962	29%
Consumer	402,882	2%	453,126	2%	444,671	2%
Total loans and leases held for
investment	$23,781,663	100%	$25,489,687	100%	$28,609,129	100%
_______________________________________
(1)    Includes land and acquisition and development loans of $223.9 million at December 31, 2024, $228.9 million at December 31, 2023, and $153.5 million at December 31, 2022.
The real estate mortgage loan portfolio is diversified among various property types. At December 31, 2024, the three largest property types securing real estate mortgage loans were multi-family properties, single-family residential properties, and industrial properties, which comprised 45%, 18%, and 8% of our real estate mortgage loans, respectively. At December 31, 2023, the three largest property types securing real estate mortgage loans were multi-family properties, single-family residential properties, and office properties, which comprised 38%, 29% and 7% of our real estate mortgage loans, respectively.
At December 31, 2024 and 2023, 31%, and 40% of the total commercial real estate mortgage loans were owner occupied (where our borrowers were operating businesses on the premises that collateralize our loans).
The real estate construction and land loan portfolio is diversified among various property types. At December 31, 2024, the three largest property types for real estate construction and land loans were multi-family properties, industrial properties, and office land, which comprised 72%, 8% and 5% of our real estate construction and land loans, respectively. At December 31, 2023, the three largest property types for real estate construction and land loans were multi-family properties, industrial properties, and commercial land, which comprised 72%, 6%, and 5% of our real estate construction and land loans, respectively.

Financing
We depend on deposits, including brokered deposits, and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2024 of $6.9 billion, collateralized by a blanket lien on $10.5 billion of qualifying loans and $19.8 million of securities. The Bank also had secured financing capacity with the FRBSF of $6.3 billion as of December 31, 2024 collateralized by liens on $5.9 billion of qualifying loans and $1.5 billion of securities.
Information Technology Systems
We devote significant financial and management resources to maintain stable, reliable, efficient, secure, and scalable information technology systems. Where possible, we utilize third-party software systems that are hosted and supported by nationally recognized vendors. We work with our third-party vendors to monitor and maximize the efficiency of our use of their applications. We use integrated systems to originate and process loans and deposit accounts, which reduces processing time, automates numerous internal controls, improves customer experiences and reduces costs. Most customer records are maintained digitally. We also provide online, mobile, and telephone banking services to further improve the overall client experience.
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
Protecting our systems to ensure the safety of customer information is critical to our business. We use multiple layers of protection to control access, detect unusual activity, and reduce risk. We regularly conduct a variety of audits and vulnerability and penetration tests on our platforms, systems, and applications and maintain comprehensive incident response plans to minimize potential risks, including cyber-attacks. To protect our business operations against disasters, we have a backup off-site core processing system and comprehensive recovery plans.
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
Human Capital Management
Our human capital strategy empowers people to build a high-performing culture. Among our core business objectives are talent development and creating an environment where everyone has an opportunity to succeed. Our business strategy is to operate a client-focused, well-capitalized, and profitable nationwide bank dedicated to providing personal service to our business and individual customers. Our team members are our most important assets, and they set the foundation for our ability to achieve our strategic objectives. We believe that we have a competitive advantage in the markets we serve because of our long-standing reputation for providing superior, relationship-based customer service. In order to continue to provide the expertise and customer service for which we are known, it is crucial that we continue to attract, retain, and develop top talent. To facilitate talent attraction and retention, we strive to make the Bank an inclusive and safe workplace, with opportunities for our team members to grow and advance in their careers, supported by strong compensation, benefits, and health and wellness programs.

Oversight and Management
We strive to attract, develop, and retain highly qualified team members for each role in the organization. Working under this principle, our Human Resources Department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. Our Board of Directors and Compensation, Nominating and Corporate Governance Committee provide oversight on certain human capital matters, including our compensation and benefit programs. As noted in its charter, our Compensation, Nominating and Corporate Governance Committee is responsible for periodically reviewing employee compensation programs and initiatives to ensure they are competitive and aligned with our stockholders’ long-term interests, including incentives and benefits, as well as our succession planning and strategies. Our Compensation, Nominating and Corporate Governance Committee also works closely with the Enterprise Risk Committee to monitor current and emerging human capital management risks and to mitigate exposure to those risks.
Demographics
At December 31, 2024, we had 1,903 full-time, part-time, and temporary employees, the overwhelming majority of which were full-time employees. None of the Company’s employees are represented by a labor union or by collective bargaining agreements.
Human Capital Management Objectives
Our key human capital management objectives are to attract, retain, and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future, reward and support team members through competitive pay, benefit, and perquisite programs, enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive, acquire talent, and facilitate internal talent mobility to create a high-performing, diverse workforce, and evolve and invest in technology, tools and resources to enable team members to effectively and efficiently perform their responsibilities and achieve their full potential.
Some examples of key programs and initiatives that are focused to attract, develop and retain our workforce include:
Compensation and Benefits. The philosophy and objectives underlying our compensation programs are to employ and retain talented team members to ensure we execute on our business goals, drive short- and long-term profitable growth of the Company, and create long-term stockholder value. In allocating total compensation, we seek to provide competitive levels of fixed compensation (base salary) and, through annual and long-term incentives, provide for increased total compensation when performance objectives are met or exceeded and appropriately lower total compensation if performance objectives are not met. Specifically:
•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience and knowledge. As of December 31, 2024, our minimum starting wage is $20 per hour.
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
•All full-time employees are eligible for health insurance (medical, dental, and vision), paid and unpaid leaves, 401(k) benefits, life and disability/accident coverage, enhanced mental health offerings, and employee assistance programs. We also offer a variety of voluntary benefits that allow employees to select the options that meet their personal and family needs, including health savings and flexible spending accounts, paid parental leave, public transportation reimbursement, personalized wellness programs, and a tuition reimbursement program.

Health, Safety and Wellness. The health, safety, and wellness of our team members is fundamentally connected to the success of our business. We provide our team members and their families with access to a variety of flexible, convenient, and innovative health and wellness programs to help them improve or maintain their physical and mental well-being. The safety of our team members and customers is paramount. We strive to ensure that all team members feel safe in their respective work environment. We closely monitor external developments and governmental regulations regarding workplace safety and employee health and adjust our policies and procedures accordingly.
Talent Development. We believe that creating an environment which encourages continual learning and development is essential for us to maintain a high level of service and to achieve our goal to have every team member feel that they are a valued member of a successful company. This is why we have implemented a variety of learning and development resources for all levels of employees across the Bank. Team members have access to more than 20,000 training resources online to foster personal and professional development with enhanced training centered on building strong relationships and always striving to be client focused. We also offer team members career development resources, including individual development plans, an internship program, a mentorship program, leadership and management programs, and tuition reimbursement. Through our talent management processes of goal setting, performance reviews, succession planning, career development, and encouraging internal mobility, we strive to continually develop our people and meet the dynamic needs of our customers.
Culture of Inclusion. We aspire to have a highly talented workforce that also reflects the diversity of the communities in which we operate and of the clients we serve. We take pride in providing equal employment opportunities and building a workplace culture where all team members feel supported and respected, and have equal access to career and development opportunities without regard to race, religion/creed, color, national origin, age, marital status, ancestry, sex, gender, gender identity/expression, sexual orientation, veteran status, physical or mental disability, medical condition, military status, or any other characteristic protected by federal, state or local laws.
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
Federal and state laws and regulations generally applicable to financial institutions regulate the Company’s and the Bank’s scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This regulation and supervision by the banking agencies is intended primarily for the protection of clients and depositors, the public, the stability of the U.S. financial system, and the DIF administered by the FDIC and not for the benefit of stockholders or debt holders. Statutes, regulations and policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, buy-back stock or distribute capital; and our ability to engage in mergers, acquisitions and other strategic initiatives. The legal and regulatory framework is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. We expect that the change in presidential administration will result in a regulatory agenda that differs from that of the previous presidential administration, which could lead to significant impacts on the rulemaking, supervision, examination and enforcement priorities of federal agencies, including the federal banking agencies. We will continue to monitor regulatory developments and assess their impacts on the Company.
The description of regulatory requirements below, as well as other descriptions of laws and regulations in this Form 10-K, is not complete and is qualified in its entirety by reference to applicable laws and regulations, is not intended to summarize all laws and regulations applicable to us and our subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report on Form 10-K.
Banc of California, Inc.
Permissible Activities. In general, the BHCA limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the FRB has determined to be so closely related to banking as to be properly incidental thereto.
As a bank holding company that has elected to be a financial holding company pursuant to the BHCA, the Company may affiliate with securities firms and insurance companies and engage, directly or indirectly, in other activities that are (i) financial in nature or incidental, or (ii) complementary to activities that are financial in nature and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking.
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
Capital Requirements. As a bank holding company, the Company is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements and Prompt Corrective Action” below. As of December 31, 2024, the Company had capital ratios in excess of the minimums required to be considered “well capitalized.”
Repurchases/Redemptions; Dividends. The ability of the Company to buy back stock and make capital distributions is limited by regulatory capital rules and other aspects of the regulatory framework. The Federal Reserve Board's Regulation Y, for example, generally requires a bank holding company to give the FRB prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10% or more of its consolidated net worth. Notice to the FRB would include, but may not be limited to, background information on a redemption, pro forma financial statements that reflect the planned transaction including impact to a bank holding company, and stress testing that incorporates the transaction. The FRB may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, FRB order, or condition imposed in writing by the FRB. This notification requirement does not apply to a bank holding company that qualifies as well-capitalized, received a composite rating and a rating for management of satisfactory or better in its last examination and is not subject to any unresolved supervisory issue.
In addition, Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future capital needs, asset quality, and overall financial condition. Under the FRB’s policy statement on the payment of cash dividends, a bank holding company generally should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. FRB policy also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Regarding dividends, see “Capital Requirements and Prompt Corrective Action” below.
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
Acquisitions. The FRB and the DFPI must approve the Bank’s acquisition of other financial institutions and certain other acquisitions. The acquisition of the Bank is also subject to approval by applicable federal and state bank regulators. For a discussion of the factors generally considered by the bank regulators in connection with such acquisitions, see “—Banc of California, Inc.—Acquisitions” above.
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by law and regulation. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2024, the Bank has no loans in excess of its loans-to-one borrower limit.
Dividends. The Company’s primary source of liquidity is dividend payments from the Bank. The regulatory regime imposes various restrictions on the ability of the Bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. For example, taking into account the financial condition of the Bank and other factors, the DFPI may object and therefore prevent the Bank from paying dividends to the Company. Generally, the Bank may declare a dividend without the approval of the DFPI as long as the total dividends declared in a calendar year do not exceed either the retained earnings of the Bank nor the total of net earnings of the Bank for three previous fiscal years less any dividend paid during such period. Dividends can also be restricted if the capital conservation buffer requirement is not met. In general, the Bank may declare a dividend without the approval of the FRB as long as the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, does not exceed the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. Regarding dividends, see “Capital Requirements” below.

FDIC Insurance
The Bank’s deposits are insured by the DIF of the FDIC up to applicable legal limits. As an FDIC-insured depository institution, the Bank is subject under certain circumstances to regulation by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including the Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of the Bank. The FDIC has the power to terminate the Bank’s deposit insurance if it determines the Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event the Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound condition or other financial distress. In a receivership, the claims of the Bank’s depositors (and those of the FDIC as subrogee of the Bank) would have priority over other general unsecured claims against the Bank.
In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules for all insured depository institutions by 2.0 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the DIF reserve ratio will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028.
Further, on November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of several large banks. Under the final rule, the assessment base for an insured institution will be equal to the institution's estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC began collecting the special assessment at an annual rate of 13.4 basis points in the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of ten quarterly assessment periods. As a result of this final rule, our estimated special assessment amount totaled $38.6 million.
Brokered Deposits
The Federal Deposit Insurance Act restricts the use of brokered deposits by certain depository institutions. A well-capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. As of December 31, 2024, the Bank was considered “well capitalized” for this purpose.
On August 23, 2024, the FDIC published a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. Among other changes, the proposal would broaden the definition of deposit broker and thereby expand the scope of deposits classified as brokered. We are evaluating the potential impact of the proposed rule and if the rule is finalized as proposed then it may require the Bank to classify a greater amount of its deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits could, among other things, increase the Bank’s deposit insurance assessment costs. The current status of the proposed rule remains uncertain, as the acting chairman of the FDIC released a statement in January 2025 noting withdrawal of proposed rulemaking on brokered deposits among the FDIC's priorities for the near term.
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

In 2020, the federal bank regulatory authorities approved a rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. We adopted this phase in option and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period. The add-back as of December 31, 2024 ranged from 0 basis points to 3 basis points on our various capital ratios.
As of December 31, 2024, we were in compliance with the minimum CET1, Tier 1, total capital, and leverage ratios and the minimum capital conservation buffer set forth in these generally applicable regulations. These capital requirements are the minimum ratios generally applicable to banking organizations. The regulators assess any particular institution’s capital adequacy based on numerous factors. The regulators may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums.
The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (the “PCA”). The PCA guidelines provide for capitalization categories ranging from “well capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits. As of December 31, 2024, the Bank was considered “well capitalized” for purposes of the PCA.
In addition to capital requirements, depository institutions are required to maintain noninterest bearing reserves at specified levels against their transaction accounts and certain non-personal time deposits.
Anti-Money Laundering and Suspicious Activity
We are subject to several federal laws related to anti-money laundering (“AML”), economic sanctions, and prevention of financial crime, including the Bank Secrecy Act, the Money Laundering Control Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), and economic sanctions programs. We are required to, among other things, maintain an effective AML and counter-terrorist compliance program, identify and file suspicious activity and currency transaction reports, and block transactions with sanctioned persons or jurisdictions. Compliance with these laws requires significant investment of management attention and resources. These laws are enforced by a number of regulatory authorities, including the FRB, OFAC, the Financial Crimes Enforcement Network, the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Failure to comply with these laws, or to meet our regulators’ supervisory expectations in connection with these laws, could subject us to supervisory or enforcement action, significant financial penalties, criminal liability, and/or reputational harm.
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
On October 23, 2023, the FRB, FDIC, and the OCC issued a final rule revising the agencies’ CRA regulations, including with respect to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities, and data collection and reporting. Most of the final rule’s new requirements become effective on January 1, 2026, and the others on January 1, 2027. The final rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, such as the Company.
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
With the recent change in presidential administration and control of Congress, the scope of regulation by the CFPB and other federal agencies remains uncertain. In February 2025, the acting director of the CFPB directed the CFPB’s staff to cease all supervision and examination activity and stakeholder engagement, stop all work on proposed rulemaking, suspend the effective dates of any finalized but not yet effective rules, and halt other actions relating to investigations, enforcement and litigation. The extent to which these recent or other future developments will ultimately impact the CFPB’s regulation of our business remains uncertain.

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
Other Regulations
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or mortgage-backed securities. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2024, the Bank had $30.2 million in FHLB stock, which was in compliance with this requirement.
Volcker Rule
The so-called “Volcker Rule” imposes certain restrictions on the ability of the Company and its subsidiaries, including the Bank, to sponsor, invest in, or conduct certain other activities with private funds or to engage in certain types of short-term proprietary trading. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, banking entities), are generally prohibited, subject to certain exemptions, from short-term proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in, or conducting certain other activities with, a “covered fund.” These requirements do not currently have a material impact and are not expected to have a future material impact on the Company’s investing and trading activities.
Trading in certain government obligations is not prohibited by the Volcker Rule. These include, among others, obligations of or guaranteed by the United States, an agency of the United States, or GSE, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Also, among other types of transactions, the Volcker Rule generally does not prohibit transactions under repurchase and reverse repurchase agreements, securities lending transactions, purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria, and transactions undertaken in a fiduciary capacity.

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
Regulation of Certain Subsidiaries
BAM is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. Following the completion of various studies on investment advisers and broker-dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on BAM that we cannot currently assess.
Future Legislation or Regulation
Federal, state and local governments, legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new policies or legislation will be enacted or adopted and, if enacted or adopted, the effect that it, or any implementing regulations, would have on us and our subsidiaries’ business, financial condition or results of operations. The full effect that these changes will have on us and our subsidiaries remains uncertain at this time and may have a material adverse effect on our business, our operations or financial condition.
For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see Item 1A. – Risk Factors of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
An investment in our securities is subject to certain risks. Prospective and current investors in our securities should carefully consider the following risks, together with all the other information contained in this Annual Report on Form 10-K, including the sections titled “Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, results of operations, and financial condition could suffer. In that event, the value of our securities could decline, and you may lose all or part of your investment. Our business, results of operations, and financial condition could also be harmed by risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
•If we fail to comply with the applicable requirements of the payment card networks or NACHA, they could fine us, suspend us, or terminate our registration.
•Fraud by merchants or others could adversely affect our business, and our merchants may be unable to satisfy obligations, including chargebacks, for which we may also be liable.
•We face significant operational risks, including fraud and loss due to execution errors, data processing and technology errors.
•Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.
•Managing reputational risk is important to attracting and maintaining clients, investors and employees.
•We depend on key management personnel.
•We rely on numerous external vendors.
•We have a net deferred tax asset that may not be fully realized.
•We have suffered significant losses from the balance sheet repositioning and may suffer significant losses from future asset sales.
•Our level of indebtedness could adversely affect our ability to raise capital and meet our debt obligations.
Risks Related to Credit and Interest Rate
•If actual losses on our loans exceed our estimates used to establish our allowance for credit losses, our business, financial condition, and profitability may suffer.
•There are risks associated with our lending activities, and our allowance for credit losses may prove to be insufficient to absorb actual losses in our loan portfolio.
•Our business and operating results could be adversely affected by uncertainty in the political environment and governmental fiscal and monetary policies.
•Our business, financial position, and results of operations may be adversely affected by difficult economic conditions, including inflationary pressures or volatility in the financial markets.
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
•Our real estate loan portfolio is subject to certain risks including market, environmental, and project-specific risks.
•Secondary mortgage market conditions could have a material adverse impact on our business, results of operations, financial condition, or liquidity.
•Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require us to repurchase loans we have sold.
•Credit impairment in our investment securities portfolio could adversely affect our continuing operations.
•Our income property loans, consisting of commercial real estate and multi-family loans, involve higher principal amounts than other loans and repayments of these loans may be dependent on factors outside our control or the control of our borrowers.
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

Risks Relating to External Factors and Markets
•Severe weather events, natural disasters such as earthquakes and wildfires, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events could significantly impact our business.
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
Additionally, from time to time we undertake strategic project initiatives, including but not limited to, payment processing, investment in technology, process improvement, client experience and fintech partnerships or acquisitions, such as our acquisition of Deepstack. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.
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
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business as well as process customer and merchant payments via the Deepstack platform. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks are vulnerable to breaches, unauthorized access either directly or indirectly through our vendors, misuse, computer viruses, or other malicious code and other types of cyber-attacks. Generative artificial intelligence is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. If one or more of these events occur, this could jeopardize our clients' confidential and other information that we process and store, or otherwise cause interruptions in our operations or the operations of our clients or counterparties. In addition, the U.S. banking regulatory agencies adopted a rule requiring us to notify the FRB within 36 hours of any significant computer security incident, and in July 2023, the SEC adopted rules that require reporting on Form 8-K of material cybersecurity incidents. Several states and their governmental agencies also have adopted or proposed cybersecurity laws. Privacy laws in the State of California and the State of Colorado, for example, require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information. The occurrence of cyber-attacks may require us to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through our current insurance policies. If a cyber-attack succeeds in disrupting our operations or disclosing confidential data, we could also suffer significant reputational damage in addition to possible regulatory fines or client lawsuits.
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
We outsource certain aspects of our data processing and operational functions to third party service providers. If our third party service providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, our and our clients’ information may be compromised, and our business operations could be adversely impacted.
We rely on third party service providers to help ensure the confidentiality of our and our clients’ information and acknowledge the additional risks these third parties expose us to. Third party service providers may experience unauthorized access to and disclosure of or destruction or corruption of our or our clients’ information. In addition, we are exposed indirectly through our third party service providers who may experience their own cyber breach and as a result compromise our data and/or lead to service interruptions. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our client relationship management, general ledger, deposit, loan origination, and servicing systems. The occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The development and use of new technologies, including artificial intelligence (“AI”), presents risks and challenges that may adversely impact our business.
The banking and financial services industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in AI. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to assess the proper operation of AI models and capabilities to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also create service interruptions, transaction processing errors, and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.
We or our third-party vendors or counterparties may develop or utilize AI in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential, or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. To the extent we utilize AI models developed by third parties, we may be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
To the extent we acquire other banks, bank branches, other assets, or other businesses, such as the Merger and the Deepstack Acquisition, we may be negatively impacted by certain risks inherent with such acquisitions.
Acquiring other banks, bank branches, other assets, or other businesses involves various risks, including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks, branches or businesses, or in the development of technology platforms, the risk of loss of clients and/or employees of the acquired bank, branch or business, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. We continue to face these risks in connection with the recently completed Merger. Our ability to address these matters successfully cannot be assured. There are also regulatory risks in connection with acquisitions, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business. In addition, pursuing an acquisition may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute our existing stockholders.
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
We maintain business relationships with certain independent sales organizations that act as intermediaries in providing our merchant acquiring services that may expose us to losses. These independent sales organizations may engage in activities such as merchant acquiring, soliciting merchants and other clients and client service, among other activities. We face risks related to our oversight and supervision of these independent sales organizations, as well as to the reputation and financial viability of the independent sales organizations with which we do business. Any failure by us to appropriately oversee and supervise our independent sales organizations could damage our reputation, result in regulatory or compliance issues, result in litigation, and cause financial losses to us.
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
Because we operate many different financial service functions and rely on the ability of our employees, third party vendors and systems to process a significant number of transactions, we face significant operational risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors, or hacking and breaches of internal control systems.

Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our enterprise risk management framework seeks to mitigate risk and loss to us. We have established comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and price risks), liquidity risk, operational risk, compliance risk, strategic risk, and reputational risk. However, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. In certain instances, we rely on models to measure, monitor, and predict risks. However, these models are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. There is no assurance that these models will appropriately capture all relevant risks or accurately predict future events or exposures. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets or fail to adequately or timely enhance our enterprise risk management framework to address those changes. If our enterprise risk management framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage, or find ourselves out of compliance with applicable regulatory or contractual mandates.
Managing reputational risk is important to attracting and maintaining clients, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, regulatory investigations, marketplace rumors and questionable or fraudulent activities of our clients. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective and cannot protect against all threats to our reputation. Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues, and/or increased governmental oversight.
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
Moreover, our customers, shareholders, employees, regulators, and other stakeholders have diverse expectations, demands, and perspective on a range of topics, including environmental and social topics, which are continuing to evolve and, in some cases, diverge. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks.
We depend on key management personnel.
Our success, to a large extent, depends on the continued employment of our key management personnel. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. Although we have entered into employment agreements with our Chief Executive Officer and our Chief Financial Officer, no assurance can be given that these individuals, or any of our key management personnel, will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our business plan and could have a material adverse effect on our results of operations and financial condition.

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
In addition, our use of third party vendors is subject to regulatory requirements and scrutiny by our regulators. Regulations require us to perform due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition, or results of operations.
We have a net deferred tax asset that may not be fully realized.
We have a net DTA and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under GAAP to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2024, we had a net DTA of $720.6 million. For additional information, see Note 16. Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We have suffered significant losses from the balance sheet repositioning and may suffer significant losses from future asset sales.
In connection with the Merger, legacy Banc of California, legacy Pacific Western Bank, and the combined company sold approximately $6.1 billion in assets as part of the balance sheet repositioning strategy, comprised of (i) $2.7 billion of Pacific Western Bank’s securities portfolio, which included agency commercial mortgage-backed securities, agency collateralized mortgage obligations (“CMO”), treasury bonds, municipal bonds, and corporate bonds, (ii) $1.3 billion of Banc of California’s securities portfolio, which included agency mortgage-backed securities, CMOs, and bonds, (iii) $1.5 billion book value of Banc of California’s single-family residential ("SFR") mortgage portfolio, and (iv) $673 million book value of Banc of California’s multi-family residential mortgage portfolio. Some of these assets were sold at significant losses. In 2024, we continued to reposition our balance sheet, including the sale of $742 million of our AFS securities portfolio, for which we suffered $60 million in pre-tax losses, and $1.95 billion of our Civic loans. We will continue to evaluate all available options as we seek to optimize our balance sheet. Depending on the existence of various potential buyers and competitive prices, we may sell additional assets at a significant loss, which could adversely affect our financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise capital and meet our debt obligations.
As of December 31, 2024, the Company had outstanding indebtedness in the amount of approximately $2.3 billion. Our existing indebtedness, together with any future incurrence of additional indebtedness, could have important consequences for our creditors and stockholders. For example, it could:
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
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, fraud and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for credit losses was 1.13% of loans and leases held for investment and 141.57% of nonaccrual loans and leases as of December 31, 2024. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs (which may in turn also require an increase in the provision for credit losses), based on judgments different than that of management. Any increases in the provision for credit losses will result in a decrease in net earnings and may have a material adverse effect on our financial condition and results of operations.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020, substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions, and other organizations. The standard changed the previous incurred loss impairment methodology in GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The CECL model materially impacts how we determine our allowance for credit losses and required us to increase our allowance for credit losses. Furthermore, we may experience more fluctuations in our allowance for credit losses, which may be significant.
Additionally, loans to venture-backed borrowers support the borrowers’ operations, including operating losses, working capital requirements, and fixed asset acquisitions. Venture-backed borrowers are at various stages in their development and are, generally, reporting operating losses. The primary sources of repayment are future additional venture capital equity investments or the sale of the company or its assets. Our venture-backed borrowers’ business plans may fail, increasing the likelihood for credit losses related to loans to venture-backed borrowers.
In accordance with GAAP, we maintain an allowance for loan and lease losses to provide for loan defaults and non-performance. Our allowance for loan and lease losses allocable to loans to venture-backed borrowers may not be appropriate to absorb actual credit losses arising from these loans, and future provisions for credit losses could materially and adversely affect our operating results.

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
Our business and operating results could be adversely affected by uncertainty in the political environment and governmental fiscal and monetary policies.
Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental, fiscal, and monetary policies. An unpredictable or volatile political environment in the United States, reductions in government spending, concerns related to the U.S. debt ceiling, the imposition of tariffs and retaliatory responses, other changes in government policy, and other factors beyond our control, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations, or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, Fitch lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Additionally, tax, tariff, and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect our business and operating results.
Also, the FRB regulates the supply of money and credit in the United States. Its monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities and certain mortgage loans held for sale. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.
Our business may be adversely affected by difficult economic conditions, including inflationary pressures or volatility in the financial markets, which may impact our business, financial position, and results of operations.
Robust demand, labor shortages, and supply chain constraints have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, beginning early in 2022, the FRB raised benchmark interest rates rapidly, causing the federal funds rate to reach a 23-year high. Although the FRB reduced its benchmark rates in September, November, and December 2024, the inflationary outlook in the United States is currently uncertain. Amidst these uncertainties, including potential recessionary economic conditions, financial markets have continued to experience volatility. Changes in interest rates can affect numerous aspects of our business and may impact our future performance.
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
As of December 31, 2024, $2.8 billion, or 12%, of our total loans held for investment were loans in the other residential real estate mortgage loan portfolio class, as compared with $5.1 billion, or 20%, of our total loans held for investment as of December 31, 2023. This type of lending is particularly sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the California housing markets has reduced in some areas, and may continue to reduce, the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

Our real estate loan portfolio is subject to certain risks including market, environmental and project-specific risks.
Our real estate loan portfolio encompasses commercial real estate mortgage, residential real estate mortgage, and real estate construction and land loans, which implicate a variety of risks, including: (i) market risks including increased competition in pricing and loan structure, macroeconomic conditions in the United States and in the markets where we lend, and decreased commercial and residential real estate values in the markets where we lend; (ii) environmental risks including natural disasters and impact on underlying real estate collateral and environmental liabilities with respect to real properties acquired; and (iii) project-specific risks including higher construction costs, failure by developers and contractors to meet project specifications or timelines, and buyers of completed construction projects not being able to secure permanent financing. For further information on these risks and others related to our real estate loan portfolio, see Item 1. Business—Lending Activities— Real Estate Mortgage Loans and Real Estate Construction and Land Loans.
Our loan portfolio possesses increased risk due to our level of adjustable rate loans.
Approximately 34% of our loans held for investment are adjustable rate loans as of December 31, 2024. Any rise in prevailing market interest rates may result in increased payments for some borrowers who have adjustable rate loans, increasing the possibility of defaults.
Our underwriting practices may not protect us against losses in our loan portfolio.
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns, and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Notwithstanding these practices, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior. In addition, our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage, and underwrite our clients become less predictive of future behaviors, or in the case of borrower fraud. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Deterioration in real estate values and underlying economic conditions in Southern California in particular could result in significantly higher credit losses to our portfolio.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value and in the event we are required to assume direct responsibility for the collateral, including but not limited to residential mortgage loans in the case of warehouse credit facilities that we provide to non-bank financial institutions, our allowance for credit losses may increase, which may, in turn, adversely affect our financial condition and results of operations. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its clients. As of December 31, 2024, our commercial and industrial loans totaled $6.8 billion, or 28% of our total loans held for investment.
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
We believe that, as a result of the increased defaults and foreclosures during the 2007 to 2009 recession resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of loans are particularly sensitive to obtaining indemnification or the requirement of originators to repurchase loans, and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2024, 2023, and 2022, we sold multi-family and SFR mortgage loans aggregating $2.0 billion, $3.0 billion, and $33.5 million, respectively. To recognize the potential loan repurchase or indemnification losses on all SFR mortgage and multi-family loans sold, we maintained a total reserve of $1.5 million as of December 31, 2024. Increases to this reserve as a result of the sale of loans are a reduction in our gain on the sale of loans. Increases and decreases to this reserve subsequent to the sale are included as a component of noninterest expense. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
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
As of December 31, 2024, we had $2.2 billion of AFS securities, as compared with $2.3 billion of AFS securities as of December 31, 2023.
As of December 31, 2024, AFS securities that were in an unrealized loss position had a total fair value of $1.9 billion with aggregate unrealized losses of $280.5 million. These unrealized losses related primarily to changes in overall interest rates and the resulting impact on valuations of mortgage-backed securities, collateralized mortgage obligations, municipal securities, and corporate debt securities.
As of December 31, 2023, AFS securities that were in an unrealized loss position had a total fair value of $2.3 billion with aggregate unrealized losses of $352.5 million These unrealized losses related primarily to changes in overall interest rates and the resulting impact on valuations of mortgage-backed securities, U.S. Treasury securities, collateralized mortgage obligations, and municipal securities.
As of December 31, 2024, we had $2.3 billion of HTM securities, which had a total fair value of $2.2 billion. As of December 31, 2023, we had $2.3 billion of HTM securities, which had a total fair value of $2.2 billion.

The Company follows a robust credit monitoring process to ensure it has appropriate credit support and, as of December 31, 2024, we believed there was no credit losses and did not have the intent to sell any of our securities in an unrealized loss position and it is likely that we will not be required to sell such securities before their anticipated recovery. Debt securities held-to-maturity and available-for-sale are analyzed for credit losses under ASC 326, Financial Instruments - Credit Losses. For debt securities held-to-maturity and available-for-sale, the Company estimates current expected credit losses. An allowance for credit losses is established for losses on debt securities held-to-maturity and available-for-sale due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. For more information about ASC Topic 326, see Note 1. Nature of Operations and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of SEC and FASB guidance on fair value accounting. Accordingly, if market conditions deteriorate further and we determine our holdings of other investment securities have experienced credit losses, our future earnings, stockholders’ equity, regulatory capital, and continuing operations could be materially adversely affected.
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
Commercial real estate and multi-family loans also expose us to credit risk because the collateral securing these loans often cannot be sold easily at acceptable terms. In addition, many of our commercial real estate and multi-family loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.
The COVID-19 pandemic and its aftermath has had a potentially long-term negative impact on some commercial real estate portfolios. We continue to monitor our real estate loans secured by office properties because of the risk that tenants may continue to reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or permanent basis and that we may not collect all amounts contractually owed to us.
If we foreclose on a commercial real estate or multi-family loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate and multi-family loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate and multi-family loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Our commercial real estate and multi-family loans decreased during the year ended December 31, 2024 to $10.6 billion, or 45% of our total loans held for investment, from $11.1 billion, or 43% of our total loans held for investment, as of December 31, 2023.
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
Our profitability depends to a large extent upon our ability to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. Any change in general market interest rates, whether as a result of changes in the monetary policy of the FRB or otherwise, may have a significant effect on net interest income and prepayments on our loans. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause our net interest income to go down. In addition, rising interest rates may hurt our income, because that may reduce the demand for loans and the value of our securities. If interest rates decline, our fixed, higher-rate loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Accordingly, changes in levels of market interest rates could materially and adversely affect our financial condition, net interest margin, results of operations, and profitability. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, such as investment securities, on our balance sheet. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.
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
At December 31, 2024, there were two individual real estate construction and land commitments greater than or equal to $100 million with the largest commitment being $135 million. At December 31, 2024, these two individual commitments totaled $240 million and had an aggregate outstanding balance of $182 million. The projects financed by these commitments are two multi-family projects.
At December 31, 2024, we had six individual loan commitments greater than or equal to $150 million that ranged in size from $150 million to $500 million and totaled $1.3 billion and had an aggregate outstanding balance of $617 million. Two of these commitments totaling $650 million were equity fund loans, two of these commitments totaling $300 million were warehouse lending loans, one of these commitments totaling $200 million was a lender finance loan, and one of these commitments totaling $175 million was a loan secured by a multi-family property.
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

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary. While the Bank met the FDIC’s definition of “well-capitalized” as of December 31, 2024, there can be no assurance that it will continue to meet this definition. Our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to develop and maintain a strong deposit base could have a material adverse impact on our business, financial condition, and results of operations.
2020 saw a competitive landscape for deposits, which competition continued through 2021 and was exacerbated in 2022 and 2023 by the rising interest rate environment. 2024 continued to be shaped by higher interest rates for most of the year, although the federal funds rate cuts of 100 basis points toward the latter part of the year signal a slight easing, though rates remain elevated compared to historical levels. In a competitive market, depositors have many choices as to where to place their deposit accounts. As the Bank continues to grow its core deposit base and seeks to reduce its exposure to high rate/high volatility accounts, it may experience a net deposit outflow, which could negatively impact our business, financial condition, and results of operations.
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
As we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 26% of our deposits were uninsured and uncollateralized and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition, and results of operations.
Problems encountered by, or adverse news concerning, other financial institutions may adversely affect financial and capital markets generally as well as the Bank.
The soundness and stability of financial institutions are closely interrelated as a result of credit, trading, clearing, and other relationships between institutions. As a result, concerns about, or a default or threatened default by, or failure or threatened failure of, one or more institutions could lead to significant market-wide liquidity problems, losses or defaults by us or other institutions, or credit risk in the event of default of our counterparty or customer. Even rumors or adverse news developments concerning other financial institutions or the Bank may result in rapid deterioration in investor and customer confidence. This interconnectedness of financial institutions has been starkly evidenced in recent years by events affecting the banking industry, as banks including the Bank have been impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which has caused substantial and cascading disruption within the financial markets and increased expenses.
In addition to the disruption of financial, credit, and capital markets, the 2023 banking industry events may have other adverse impacts on the Bank. For example, these developments may continue to result in increased regulatory requirements and scrutiny, increasing our costs and adversely affecting our profitability. In addition, the premiums of the FDIC’s deposit insurance program increased significantly as a result of the March 2023 bank failures, and we are no longer eligible to utilize credits to reduce our FDIC insurance premiums as a result of our exceeding $10 billion in assets. Increased premiums have had an adverse effect on our net earnings and results of operations, and any further increases would be expected to as well. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, and, as a result, our operating margins, financial condition, and results of operations may be materially adversely affected.

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
Such a capital injection or other support may be required at a time when our resources are limited, and we may be required to borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations.
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
Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the financial services and banking industry, market conditions, and governmental activities, and on our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition, and results of operations could be adversely affected.
Our holding company relies on dividends from the Bank for substantially all of its income and as the primary source of funds for cash dividends to our preferred, common, and NVCE stockholders.
The Company is the parent company of, and a separate and distinct legal entity from, the Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either the Company and/or the Bank. In particular, the Bank is subject to laws that restrict dividend payments or authorize federal bank regulators to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Applicable laws and regulations, including capital and liquidity requirements, could restrict the Bank’s ability to pay dividends or distribute capital to the Company, which could adversely affect our cash flow and financial condition.

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
We are subject to extensive regulation, supervision and legal requirements that affect virtually all aspects of our business and operations. The regulatory agencies governing banking organizations are focused on protecting customers, depositors, the DIF, and the overall financial stability of the United States—not our stockholders or creditors. See Item 1 —Supervision and Regulation included in this Annual Report on Form 10-K for information on the regulation and supervision framework which governs our Company and its activities.
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
Congress, state legislatures, and federal and state agencies continually review banking, lending, and other laws, regulations and policies for possible changes, and there have been significant revisions to the laws, regulations, and policies applicable to banks and bank holding companies that have been enacted or proposed in recent years. We face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modifications of existing regulations, including based on changes in the U.S. presidential administrations or one or both houses of Congress and other factors, and this could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. Moreover, changes in the leadership of federal banking agencies may impact rulemaking, supervision, examination, and enforcement priorities and policies of the agencies, and which may result in changing interpretations of existing rules and guidance. The impact of such changes may impact our business and our customers' business in unpredictable ways.
Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, that applies to us could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations such as the California Consumer Privacy Act (the “CCPA”) and the Colorado Privacy Act could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
Also, the FRB regulates the supply of money and credit in the United States. Its monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities and certain mortgage loans held for sale. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.
We are a party to a variety of litigation and other actions.
We are subject to a variety of litigation pertaining to fiduciary and other claims and legal proceedings in the ordinary course of business and in connection with the Merger. Currently, there are certain legal proceedings pending against us in the ordinary course of business and in connection with the Merger. Such legal proceedings have caused us to incur costs and diverted the time and attention of our board and management, and may continue to do so in the future. While the outcome of any legal proceeding is inherently uncertain, we believe that any liabilities arising from pending legal matters would be immaterial based on information currently available. However, if actual results differ from our expectations, it could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. For a discussion on current legal proceedings, see "Item 3. Legal Proceedings," and Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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
If we do not comply with applicable laws or regulations, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or enforcement actions. Such actions could arise even if we are acting in good faith or operating under a reasonable interpretation of the law. Such actions may be public or of a confidential supervisory nature. Such actions could include, for example, monetary penalties, payment of damages, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of the Bank’s deposit insurance. Such actions could have an adverse effect on our business, financial condition, and results of operations, including as a result of reputational harm.
In addition, the U.S. federal government, U.S. states, and certain other countries and regions have adopted or are considering legislation, regulation, or policies that reflect diverging and, in some cases, potentially conflicting, policy goals, for example, on social and environmental topics such as climate change, diversity, and companies’ actions, commitments, and initiatives on such issues. Compliance with such laws, regulations, or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services, impact our ability to meet or maintain current or future goals, targets or commitments, and increase our legal, operational, and reputational risks, any or all of which could adversely affect our results of operations.

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
In addition, the CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. The examination, supervision, and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The Bank has assets of at least $10 billion; therefore, we are subject to the supervision, examination, and primary enforcement jurisdiction of the CFPB with respect to federal consumer financial protection laws. Compliance with the rules and policies adopted by the CFPB has limited the products we may offer to some or all of our clients, or limited the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted. We may also be required to add compliance personnel or incur other significant compliance-related expenses. Our business, financial condition, results of operations, and/or competitive position may be adversely affected as a result.
We are subject to a wide range of laws related to anti-money laundering, economic sanctions, and prevention of financial crime, which could increase our costs or subject us to significant penalties.
We are subject to a wide range of laws related to anti-money laundering, economic sanctions and prevention of financial crime, including but not limited to the BSA, the USA PATRIOT Act and economic sanctions programs. We are required to, among other things, maintain an effective anti-money laundering and counter-terrorist compliance program, identify and file suspicious activity and currency transaction reports, and block transactions with sanctioned persons or jurisdictions. Compliance with these laws requires significant investment of management attention and resources. These laws are enforced by a number of regulatory authorities, including the FRB, OFAC, the Financial Crimes Enforcement Network, the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Failure to comply with these laws, or to meet our regulators’ supervisory expectations in connection with these laws, could subject us to supervisory or enforcement action, significant financial penalties, criminal liability, and/or reputational harm. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies, procedures and processes designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in detecting violations of these laws and regulations.

Risks Relating to External Factors and Markets
Severe weather events, natural disasters such as earthquakes and wildfires, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events could significantly impact our business.
Severe weather events, natural disasters such as earthquakes and wildfires, pandemics, epidemics and other public health crises, acts of war or terrorism (and any responses thereto), and other external events have had and could have a significant adverse impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery and business continuity plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our results of operations and our financial condition.
Ongoing geopolitical instability, including as a result of Russia’s invasion of Ukraine and the conflict in the Middle East, has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which such geopolitical instability adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and unpredictable, including with respect to Russia’s invasion of Ukraine and the Middle East conflict, and the extent and duration of the conflict in Ukraine and in the Middle East, and the humanitarian toll inflicted by such conflicts. If geopolitical instability adversely affects us, it may also have the effect of heightening other risks related to our business.
Our financial condition and results of operations are dependent on the national and local economy, particularly in the Bank’s market areas. A worsening in economic conditions in the market areas we serve may impact our earnings adversely and could increase the credit risk of our loan portfolio.
We cannot accurately predict the possibility of the national or local economy’s return to recessionary conditions or to a period of economic weakness, which would adversely impact the markets we serve. Our primary market area is concentrated in the greater Los Angeles, Orange, San Diego, San Bernardino, Riverside, and Ventura counties of California, with full-service branches also located in Denver, Colorado and Durham, North Carolina. Adverse economic conditions in any of these areas can reduce our rate of growth, affect our clients’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
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
Our objective for managing cybersecurity risk is to maintain appropriate layers of safeguards to protect information systems from possible threats and to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. Our information security program is designed in accordance with industry frameworks, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, and is periodically reviewed and updated at least annually and upon significant changes to our operating environment. Our program includes the following key elements:
•Systems Safeguards. We adopt the “trust by design” framework when designing new products, services and technology. We employ a variety of administrative, preventative and detective controls and tools designed to monitor, detect, block, and provide alerts regarding suspicious and unauthorized activity and to report on suspected advanced persistent threats.
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
•Education and Training. We have regular and ongoing security education and training for employees, practical exercises that simulate actual cyber-attacks, and recovery and resilience tests.
•Third-Party Risk Management. We maintain a third-party risk management program designed to identify, assess and manage cybersecurity risks associated with external service providers, contractors and vendors.
To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations, or financial conditions. Our internal systems, processes, and controls are designed to mitigate and minimize potential losses resulting from cyber-attacks, however, there can be no assurance that our cybersecurity risk management program will be fully effective in protecting the confidentiality, integrity and availability of our information systems and our solutions. For further discussion of risks from cybersecurity threats, see Item 1A. Risk Factors in the section titled “We are subject to certain risks in connection with our use of technology.”

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
The Information Technology and Information Security sub-committee is a sub-committee of the management level Enterprise Risk Management Committee and is represented by managers within various departments and includes the CISO, the Chief Technology Officer ("CTO"), and the Chief Information Officer ("CIO") and other key departmental managers from throughout the entire company. This sub-committee meets quarterly to provide oversight of the technology management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. Meetings with key team leaders occur as required and in accordance with the IRP in order to facilitate timely informing and monitoring efforts. The Company's Executive Leadership Team meets monthly with the CISO, CIO, and CTO and reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at various meetings and responses to any actions taken to/from the Enterprise Risk Committee on a quarterly basis or more frequently as may be required by the IRP.
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
ITEM 2. PROPERTIES
As of December 31, 2024, we had a total of 111 properties consisting of 80 full-service branch offices and 31 other offices. We own six locations, and the remaining properties are leased. Our properties are located throughout the United States, however, approximately 88% are located in California. We lease our principal office, which is located at 11611 San Vicente Blvd., Suite 500, Los Angeles, CA 90049.
For additional information regarding properties of the Company, see Note 6. Premises and Equipment, Net of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Marketplace Designation and Holders
Our voting common stock is listed on the NYSE and is traded under the symbol “BANC.” As of February 14, 2025, and based on the records of our transfer agent, there were approximately 2,278 record holders of our voting common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. As of December 31, 2024, we had 477,321 shares of Class B non-voting common stock outstanding and held by three holders of record.
Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. As of December 31, 2024, we had 9,790,600 shares of NVCE stock outstanding and held by three holders of record.
As of December 31, 2024, we had 513,250 shares of preferred stock outstanding, all of which were shares of our 7.75% fixed rate reset non-cumulative perpetual preferred stock, Series F, liquidation amount $1,000 per share (“Series F Preferred Stock”). Depositary shares each representing 1/40th of a share of the Series F Preferred Stock are listed on the NYSE and traded under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and NVCE stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.
Dividends
The timing and amount of cash dividends paid to our preferred and common stockholders depends on our earnings, capital requirements, financial condition, regulatory approval and other relevant factors, including the discretion of the Board of Directors with respect to common stockholder dividends. Our primary source of revenue at the holding company level is dividends from the Bank, and to a lesser extent our ability to raise capital or debt. To the extent we are unable to access dividends from the Bank or are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders would likely be limited. See “Item 1A. - Risk Factors” for a discussion regarding the holding company’s reliance on dividends from the Bank for substantially all of its income and as a result the primary source of funds for cash dividends to our preferred and common stockholders. During the year ended December 31, 2024, the holding company paid dividends in the amount of $68.3 million to its common stockholders and $39.8 million to its preferred stockholders. The Bank paid dividends of $80.0 million to the holding company during the year ended December 31, 2024. For a discussion of dividend restrictions on the Company's common stock, or of dividends from the Company's subsidiaries to the Company, see “Item 1. Business - Supervision and Regulation - Dividends and Share Repurchases” and Note 22. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2024 regarding securities issued and to be issued under our equity compensation plan in effect during fiscal year 2024:

		Number of Securities		Weighted	Number of Securities
		to be Issued Upon		Average Exercise	Remaining Available
		Exercise of		Price of	for Future Issuance
		Outstanding		Outstanding	Under Equity
		Options,		Options,	Compensation Plans
		Warrants, and		Warrants, and	(Excluding Securities
		Rights		Rights	Reflected in Column (a))
Plan Category	Plan Name	(a)		(b)	(c)
Amended and Restated
Equity compensation	Banc of California,
plans approved by	Inc. 2018 Stock
security holders	Incentive Plan (1)	11,232	(2)	$13.75	4,955,607	(3)
Equity compensation
plans not approved by
security holders	None	—		—	—
Total		11,232		$13.75	4,955,607
__________________________________
(1)    The Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”) was approved by our stockholders at our November 22, 2023 Special Meeting of Stockholders, authorizing 10,717,882 shares for issuance. In addition to the Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
(2)     Amount does not include 1,759,335 shares of unvested time-based restricted stock units and 2,283,531 of unvested PSUs granted under the Amended and Restated 2018 Plan and 211,206 unvested time-based restricted shares outstanding under the PacWest 2017 Plan as of December 31, 2024.
(3)    The Amended and Restated 2018 Plan permits these remaining shares to be issued in the form of options, PSUs, RSUs, restricted stock, or stock appreciation rights.

Recent Sales of Unregistered Securities
None.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2024:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Purchase Dates	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
October 1 - October 31, 2024	884	$14.01	—	$—
November 1 - November 30, 2024	9,018	$15.41	—	$—
December 1 - December 31, 2024	383	$16.72	—	$—
Total	10,285	$15.34	—
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
The chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2024, with (1) the Total Return Index for U.S. companies traded on The New York Stock Exchange (the “NYSE Composite Index”) and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW NASDAQ Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2019, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The chart is historical only and may not be indicative of possible future performance.

___________________________________
* $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2019	2020	2021	2022	2023	2024
Banc of California, Inc.	$100.00	$87.43	$118.09	$97.23	$84.55	$100.04
NYSE Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
KBW NASDAQ Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
ITEM 6.
Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion and analysis contains forward looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Part 1. Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
For the discussion of the financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024, which is incorporated herein by reference.
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
The Bank is a premier relationship-based business bank, providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through full-service branches throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-stack payment processing solutions through its subsidiary, Deepstack Technologies, and serves the community association management industry nationwide with its technology-forward platform, SmartStreetTM.
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

The following table presents balance sheet data as of the dates indicated:

	December 31,
	2024	2023	2022
	(In thousands)
Balance Sheet Data:
Total assets	$33,542,864	$38,534,064	$41,228,936
Interest-earning deposits in financial institutions	2,310,206	5,175,149	2,027,949
Securities available-for-sale	2,246,839	2,346,864	4,843,487
Securities held-to-maturity	2,306,149	2,287,291	2,269,135
Loans and leases held for investment	23,781,663	25,489,687	28,609,129
Goodwill	214,521	198,627	1,376,736
Core deposit and customer relationship intangibles	132,944	165,477	31,381
Total liabilities	30,042,915	35,143,299	37,278,405
Noninterest-bearing deposits	7,719,913	7,774,254	11,212,357
Interest-bearing deposits	19,471,996	22,627,515	22,723,977
Total deposits	27,191,909	30,401,769	33,936,334
Borrowings	1,391,814	2,911,322	1,764,030
Subordinated debt	941,923	936,599	867,087
Stockholders’ equity	3,499,949	3,390,765	3,950,531
At December 31, 2024, the Company had total assets of $33.5 billion, including $23.8 billion of loans and leases held for investment, $2.2 billion of AFS securities, $2.3 billion of HTM securities, and $2.3 billion of interest-earning deposits in financial institutions, compared to $38.5 billion of total assets, including $25.5 billion of loans and leases held for investment, $2.3 billion of AFS securities, $2.3 billion HTM securities, and $5.2 billion of interest-earning deposits in financial institutions at December 31, 2023. The $5.0 billion decrease in total assets since year-end 2023 was due primarily to a $2.9 billion decrease in interest-earning deposits in financial institutions and a $1.7 billion decrease in loans and leases held for investment. The decrease in interest-earning deposits in financial institutions was due primarily to lower cash balances which were used to pay down higher-cost funding as part of the balance sheet repositioning actions taken during 2024. The decrease in loans and leases held for investment was due mainly to the movement of $1.91 billion of Civic loans to held for sale at LOCOM and subsequent $1.95 billion sale.
At December 31, 2024, the Company had total liabilities of $30.0 billion, including total deposits of $27.2 billion and borrowings of $1.4 billion, compared to $35.1 billion of total liabilities, including $30.4 billion of total deposits and $2.9 billion borrowings at December 31, 2023. The $5.1 billion decrease in total liabilities since year-end 2023 was due mainly to decreases of $3.2 billion in total deposits and $1.5 billion in borrowings. The decreases in total deposits and borrowings were mainly driven by the pay down of higher-cost brokered deposits and the full repayment of the $2.6 billion balance of the Bank Term Funding Program borrowings as part of the balance sheet repositioning actions taken during 2024. Higher-cost borrowings were replaced with an addition of $1.1 billion in lower-rate FHLB secured term advances.
At December 31, 2024, the Company had total stockholders' equity of $3.5 billion compared to $3.4 billion at December 31, 2023. The $109.2 million increase in stockholders' equity since year-end 2023 was due mainly to net earnings of $126.9 million in 2024 and a decrease in accumulated other comprehensive loss of $77.3 million attributable to an increase in the fair value of the investment securities portfolio, offset partially by common and preferred stock dividends of $108.1 million.

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
The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, PacWest Bancorp was deemed the accounting acquirer, even though Banc of California, Inc. was the legal acquirer. We recorded the legacy Banc of California, Inc. acquired assets and assumed liabilities, both tangible and intangible, at their estimated fair values as of the acquisition date. The application of the acquisition method of accounting resulted in an initial recognition of goodwill of $198.6 million. During the year ended December 31, 2024, the Company recorded adjustments related to the Merger resulting in an increase to goodwill of $15.9 million within the one-year measurement period subsequent to the acquisition date of November 30, 2023. Final goodwill recognized relating to the Merger totaled $214.5 million. We completed the Merger to, among other things, enhance our scale and presence in California and augment and diversify our sources of revenue. For further information, see Note 2. Business Combinations.
Balance Sheet Repositioning
In connection with the Merger, we implemented our previously announced balance sheet repositioning strategy. From the announcement of the Merger on July 25, 2023, through the end of 2024, the combined company, legacy PacWest Bancorp and legacy Banc of California, Inc., sold assets totaling $6.1 billion and completed the paydown of $8.6 billion of high-cost liabilities, which improved the mix of earning assets and reduced the amount of higher-cost funding. The sold assets included $3.9 billion of securities from both the legacy Banc of California, Inc. and PacWest Bancorp portfolios, and $1.5 billion of single-family loans and $0.7 billion of multi-family loans from the legacy Banc of California, Inc. portfolios. The liabilities that were paid down included $4.7 billion of borrowings and $3.9 billion of brokered deposits from both legacy entities.
In the third quarter of 2024, we closed on the sale of $1.95 billion of Civic loans which had been moved to held for sale during the second quarter of 2024. The loan sale generated net proceeds of $1.91 billion, which provided capital and liquidity to support the repositioning of a portion of the AFS securities portfolio and pay down higher-cost brokered deposits and borrowings. We sold approximately $742 million of securities with a weighted average yield of 2.94% resulting in a pre-tax loss of $59.9 million and purchased $724 million of similar quality securities with a weighted average yield of 5.65%. The liabilities that were paid off included $1.85 billion of brokered deposits with an average cost of 5.35% at the time of retirement and the remaining $545.0 million in Bank Term Funding Program balance with a rate of 5.40%. We replaced a portion of these higher-cost fundings with the addition of a $500 million long-term FHLB advance with a rate of 3.18%. These balance sheet repositioning actions that we executed resulted in net interest margin expansion and improved both our capital and liquidity. As of December 31, 2024, the balance sheet repositioning contemplated as a result of the Merger has been largely completed.

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
During 2024, our net interest margin expanded and increased to 2.85% for the year ended December 31, 2024 compared to 1.98% in 2023 primarily driven by lower funding costs reflecting the benefits of balance sheet repositioning actions taken during the year and improved funding mix.
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
Our loan origination process emphasizes credit quality. Historically, to augment our internal loan production, we have purchased loans such as multi-family loans from other banks, private student loans from third-party lenders, and in recent years, single-family residential mortgage loans. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic risk, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
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
The following table presents the calculation of our ratio of noninterest expense to average total assets for the years indicated:

	Year Ended December 31,
Noninterest Expense to Average Total Assets	2024	2023	2022
	(Dollars in thousands)
Noninterest expense	$791,740	$2,458,181	$773,521
Average total assets	$35,333,488	$40,293,380	$40,481,581
Noninterest expense to average total assets	2.24%	6.10%	1.91%
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
Our significant accounting policies and practices are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." We have identified three policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses on loans and leases held for investment, the carrying value of goodwill and other intangible assets, and the realization of deferred tax assets and liabilities.

Allowance for Credit Losses on Loans and Leases Held for Investment
The ACL is estimated on a quarterly basis and represents management's estimate of current expected credit losses over the remaining expected life of the Company's financial assets measured at amortized cost, including loans and leases and certain lending-related commitments. The ACL involves significant judgment on a number of matters including assessment of key credit risk characteristics, assignment of risk ratings, valuation of collateral, the determination of remaining expected life, incorporation of historical default and loss experience, and development and weighting of macroeconomic forecasts. For information regarding the calculation and policies of the ACL on loans and leases held for investment, see " - Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" and Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
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
Our deferred tax assets and liabilities arise from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We determine whether a deferred tax asset is realizable based on facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of DTAs is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our DTAs may no longer be considered more likely than not and, accordingly, we could be required to record a valuation allowance on our DTAs by charging earnings.

Non-GAAP Financial Measures
We use certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP. The methodology for determining these non-GAAP measures may differ among companies and may not be comparable. We use the following non-GAAP measures in this Annual Report on Form 10-K:
•Return on average tangible common equity, tangible common equity ratio, tangible book value per common share, adjusted return on average tangible common equity, adjusted net earnings, and adjusted return on average assets: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to the related GAAP measures of return on average equity, equity to assets ratio, and book value per share, respectively. The reconciliations of these non-GAAP measures to the GAAP measures are presented in the following tables for and as of the years presented. Such disclosures should not be viewed as substitutes for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

		Year Ended December 31,
Return on Average Tangible Common Equity		2024	2023	2022
		(Dollars in thousands)
Net earnings (loss)		$126,888	$(1,899,137)	$423,613

Earnings (loss) before income taxes		$168,654	$(2,211,338)	$567,568
Add:	Goodwill impairment	—	1,376,736	29,000
Add:	Intangible asset amortization	33,143	11,419	13,576
Adjusted earnings (loss) before income taxes		201,797	(823,183)	610,144
Adjusted income tax expense (benefit) (1)		49,965	(116,233)	154,733
Adjusted net earnings (loss)		151,832	(706,950)	455,411
Less:	Preferred stock dividends	39,788	39,788	19,339
Adjusted net earnings (loss) available to
common and equivalent stockholders		$112,044	$(746,738)	$436,072

Average stockholders' equity		$3,431,364	$2,994,428	$3,853,033
Less:	Average intangible assets	356,960	379,005	1,443,528
Less:	Average preferred stock	498,516	498,516	285,488
Average tangible common equity		$2,575,888	$2,116,907	$2,124,017

Return on average equity (2)		3.70%	(63.42)%	10.99%
Return on average tangible common equity (3)		4.35%	(35.27)%	20.53%
____________________________________________________
(1)     Effective tax rate of 24.76%, 14.12%, and 25.36% for the years ended December 31, 2024, 2023, and 2022.
(2)     Adjusted net earnings (loss) divided by average stockholders' equity.
(3)     Adjusted net earnings (loss) available to common and equivalent stockholders divided by average tangible common equity.

Tangible Common Equity Ratio and	December 31,
Tangible Book Value Per Common Share	2024	2023	2022
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,499,949	$3,390,765	$3,950,531
Less: Preferred stock	498,516	498,516	498,516
Total common equity	3,001,433	2,892,249	3,452,015
Less: Goodwill and intangible assets	347,465	364,104	1,408,117
Tangible common equity	$2,653,968	$2,528,145	$2,043,898

Total assets	$33,542,864	$38,534,064	$41,228,936
Less: Goodwill and intangible assets	347,465	364,104	1,408,117
Tangible assets	$33,195,399	$38,169,960	$39,820,819

Total stockholders' equity to total assets ratio	10.43%	8.80%	9.58%
Tangible common equity ratio (1)	7.99%	6.62%	5.13%
Book value per common share (2)(5)	$17.78	$17.12	$43.71
Tangible book value per common share (3)(5)	$15.72	$14.96	$25.88
Common and equivalent shares outstanding (4)(5)	168,825,656	168,959,063	78,973,869
_________________________________________________________________
(1)    Tangible common equity divided by tangible assets.
(2)    Total common equity divided by common and equivalent shares outstanding.
(3)    Tangible common equity divided by common and equivalent shares outstanding.
(4)    Common and equivalent shares outstanding include non-voting common stock equivalents that are participating securities.
(5)    Common and equivalent shares outstanding in 2022 have been restated by multiplying the historical amounts by the Merger exchange ratio of 0.6569.

Adjusted Return on Average	Year Ended December 31,
Tangible Common Equity ("ROATCE")	2024	2023	2022
	(Dollars in thousands)
Net earnings (loss)	$126,888	$(1,899,137)	$423,613

Earnings (loss) before income taxes	$168,654	$(2,211,338)	$567,568
Add: Intangible asset amortization	33,143	11,419	13,576
Add: Goodwill impairment	—	1,376,736	29,000
Add: FDIC special assessment	4,814	32,746	—
Add: Loss on sale of securities	59,946	442,413	50,321
Add: Acquisition, integration, and reorganization costs	(510)	142,633	5,703
Add: Loan fair value loss adjustments	—	170,971	—
Add: Unfunded commitments fair value loss adjustments	—	106,767	—
Adjusted earnings before income taxes for adjusted ROATCE	266,047	72,347	666,168
Adjusted income tax expense (1)	65,873	10,215	168,940
Adjusted net earnings for adjusted ROATCE	200,174	62,132	497,228
Less: Preferred stock dividends	39,788	39,788	19,339
Adjusted net earnings available to common and
equivalent stockholders for adjusted ROATCE	$160,386	$22,344	$477,889

Average stockholders' equity	$3,431,364	$2,994,428	$3,853,033
Less: Average goodwill and intangible assets	356,960	379,005	1,443,528
Less: Average preferred stock	498,516	498,516	285,488
Average tangible common equity	$2,575,888	$2,116,907	$2,124,017

Adjusted ROATCE (2)	6.23%	1.06%	22.50%
_________________________________________________________________
(1)     Effective tax rates of 24.76%, 14.12%, and 25.36% used for the years ended December 31, 2024, 2023, and 2022.
(2)    Adjusted net earnings available to common and equivalent stockholders for adjusted ROATCE divided by average tangible common equity.

Adjusted Net Earnings, Adjusted Net Earnings
Available to Common and Equivalent	Year Ended December 31,
Stockholders, Adjusted Diluted EPS, and Adjusted ROAA	2024	2023	2022
	(Dollars in thousands, except per share data)
Net earnings (loss)	$126,888	$(1,899,137)	$423,613

Earnings (loss) before income taxes	$168,654	$(2,211,338)	$567,568
Add: FDIC special assessment	4,814	32,746	—
Add: Loss on sale of securities	59,946	442,413	50,321
Less: Acquisition, integration, and reorganization costs	(510)	142,633	5,703
Add: Loan fair value loss adjustments	—	170,971	—
Add: Unfunded commitments fair value loss adjustments	—	106,767	—
Add: Goodwill impairment	—	1,376,736	29,000
Adjusted earnings before income taxes	232,904	60,928	652,592
Adjusted income tax expense (benefit) (1)	57,667	8,603	165,497
Adjusted net earnings	175,237	52,325	487,095
Less: Preferred stock dividends	39,788	39,788	19,339
Adjusted net earnings available to
common and equivalent stockholders	$135,449	$12,537	$467,756

Weighted average common shares outstanding	168,684	85,394	77,271
Diluted earnings (loss) per common share	$0.52	$(22.71)	$5.14
Adjusted diluted earnings per common share (2)	$0.80	$0.15	$6.05

Average total assets	$35,333,488	$40,293,380	$40,481,581
Return on average assets ("ROAA") (3)	0.36%	(4.71)%	1.05%
Adjusted ROAA (4)	0.50%	0.13%	1.20%
_________________________________________________________________
(1)    Effective tax rates of 24.76%, 14.12%, and 25.36% used for the years ended December 31, 2024, 2023, and 2022.
(2) Adjusted net earnings (loss) available to common and equivalent stockholders divided by weighted average common shares outstanding.
(3) Net earnings (loss) divided by average assets.
(4) Adjusted net earnings divided by average assets

Results of Operations
Earnings Performance
The following table presents performance metrics for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Earnings Summary:
Interest income	$1,812,705	$1,971,000	$1,556,489
Interest expense	(886,655)	(1,223,872)	(265,727)
Net interest income	926,050	747,128	1,290,762
Provision for credit losses	(42,801)	(52,000)	(24,500)
Noninterest income (loss)	77,145	(448,285)	74,827
Operating expense	(805,923)	(938,812)	(738,818)
Acquisition, integration and reorganization costs	14,183	(142,633)	(5,703)
Goodwill impairment	—	(1,376,736)	(29,000)
Earnings (loss) before income taxes	168,654	(2,211,338)	567,568
Income tax (expense) benefit	(41,766)	312,201	(143,955)
Net earnings (loss)	126,888	(1,899,137)	423,613
Preferred stock dividends	(39,788)	(39,788)	(19,339)
Net earnings (loss) available to common and equivalent stockholders	$87,100	$(1,938,925)	$404,274

Per Common Share Data:
Diluted earnings (loss) per share (1)	$0.52	$(22.71)	$5.14
Adjusted diluted earnings (loss) per share (2)	$0.80	$0.15	$6.05
Book value per share (1)	$17.78	$17.12	$43.71
Tangible book value per share (1)(2)	$15.72	$14.96	$25.88

Performance Ratios:
Return on average assets	0.36%	(4.71)%	1.05%
Adjusted return on average assets (2)	0.50%	0.13%	1.20%
Return on average tangible common equity (2)	4.35%	(35.27)%	20.53%
Adjusted return on average tangible common equity (2)	6.23%	1.06%	22.50%
Net interest margin	2.85%	1.98%	3.49%
Yield on average loans and leases	6.11%	5.92%	5.07%
Cost of average total deposits	2.52%	2.61%	0.59%
Noninterest expense to average total assets	2.24%	6.10%	1.91%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.55%	10.14%	8.70%
Tier 1 capital ratio	12.97%	12.44%	10.61%
Total capital ratio	17.05%	16.43%	13.61%
Tier 1 leverage capital ratio	10.15%	9.00%	8.61%
Risk-weighted assets	$25,976,675	$27,338,852	$33,030,960
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "- Non-GAAP Financial Measures."

2024 Compared to 2023
Net earnings available to common and equivalent stockholders for the year ended December 31, 2024 was $87.1 million, or $0.52 per diluted share, compared to net loss available to common stockholders for the year ended December 31, 2023 of $1.9 billion, or $22.71 per diluted share. The $2.0 billion increase in net earnings available to common and equivalent stockholders was due mainly to a goodwill impairment charge of $1.4 billion in the first quarter of 2023, higher net interest income of $178.9 million attributable to a higher NIM, higher noninterest income of $525.4 million, lower operating expense of $132.9 million, a lower provision for credit losses of $9.2 million, offset partially by higher income tax expense of $354.0 million. Net interest income increased due mainly to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets. Noninterest income increased due mainly to lower losses from the sale of securities of $382.0 million and from the sale of loans and leases of $162.0 million, offset partially by lower leased equipment income of $12.1 million. Operating expense decreased due primarily to a decrease of $156.8 million in acquisition, integration and reorganization costs related to the Merger, a decrease of $107.2 million in other expenses due to a $106.8 million of unfunded commitments fair value loss adjustments related to loan sales recorded in 2023 and a decrease of $64.9 million in insurance and assessments expense for both the regular FDIC assessment and the special assessment. The provision for credit losses decreased to $42.8 million for 2024 compared to $52.0 million for 2023. The provision for credit losses in 2024 included a $43.5 million provision for loan losses, offset partially by a $0.5 million reversal of the provision for credit losses related to unfunded loan commitments and a $0.2 million reversal of the provision for credit losses related to AFS securities. The lower 2024 provision for loan losses compared to the previous year-end was driven mainly by lower loan balances in the held for investment portfolio driven by the sale of approximately $1.95 billion of Civic loans during the year and payoffs/lower balances on existing loans along with net charge-off activity but partially offset by higher reserves due to risk rating migration and new loan originations/balance increases on existing loans. The provision for credit losses for 2023 included a $113.5 million provision for loan losses, offset partially by a $61.5 million reversal of the provision for credit losses related to lower unfunded loan commitments. The provision for loan losses in 2023 also included an initial provision of $22.2 million for acquired legacy Banc of California non-PCD loans. The increase in income tax expense was due primarily to higher pre-tax earnings incurred in 2024 compared to pre-tax loss in 2023.

Net Interest Income
The following table summarizes the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the years indicated:

	Year Ended December 31,
	2024			2023			2022
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)(3)	$24,569,650	$1,501,534	6.11%	$25,330,351	$1,498,701	5.92%	$26,044,463	$1,320,449	5.07%
Investment securities (3)	4,686,615	140,794	3.00%	6,827,059	174,996	2.56%	9,120,717	215,624	2.36%
Deposits in financial institutions	3,226,658	170,377	5.28%	5,746,858	299,647	5.21%	2,185,585	34,158	1.56%
Total interest‑earning assets (1)	32,482,923	1,812,705	5.58%	37,904,268	1,973,344	5.21%	37,350,765	1,570,231	4.20%
Other assets	2,850,565			2,389,112			3,130,816
Total assets	$35,333,488			$40,293,380			$40,481,581

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,714,920	240,913	3.12%	$6,992,888	220,735	3.16%	$6,851,831	66,494	0.97%
Money market	5,164,566	138,176	2.68%	6,724,296	190,027	2.83%	10,601,028	95,376	0.90%
Savings	2,005,513	66,421	3.31%	1,051,117	30,978	2.95%	639,720	188	0.03%
Time	5,714,821	270,474	4.73%	6,840,920	306,683	4.48%	2,540,426	38,391	1.51%
Total interest-bearing deposits	20,599,820	715,984	3.48%	21,609,221	748,423	3.46%	20,633,005	200,449	0.97%
Borrowings	1,838,819	104,398	5.68%	7,068,826	416,744	5.90%	961,601	25,645	2.67%
Subordinated debt	939,528	66,273	7.05%	875,621	58,705	6.70%	863,883	39,633	4.59%
Total interest‑bearing liabilities	23,378,167	886,655	3.79%	29,553,668	1,223,872	4.14%	22,458,489	265,727	1.18%
Noninterest‑bearing demand
deposits	7,829,976			7,072,334			13,601,766
Other liabilities	693,981			672,950			568,293
Total liabilities	31,902,124			37,298,952			36,628,548
Stockholders’ equity	3,431,364			2,994,428			3,853,033
Total liabilities and
stockholders' equity	$35,333,488			$40,293,380			$40,481,581
Net interest income (1)		$926,050			$749,472			$1,304,504
Net interest rate spread (1)			1.79%			1.07%			3.02%
Net interest margin (1)			2.85%			1.98%			3.49%

Total deposits (4)	$28,429,796	$715,984	2.52%	$28,681,555	$748,423	2.61%	$34,234,771	$200,449	0.59%
Total funds (5)	$31,208,143	$886,655	2.84%	$36,626,002	$1,223,872	3.34%	$36,060,255	$265,727	0.74%
_____________________
(1)    Tax equivalent.
(2)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $88.0 million and $9.7 million for 2024 and 2023 and net loan premium amortization of $17.9 million for 2022, respectively.
(3)    Includes tax-equivalent adjustments of $0.0 million, $2.3 million, $7.9 million for the years ended 2024, 2023, and 2022, respectively, related to tax-exempt income on loans. Includes tax-equivalent adjustments of $0.0 million, $0.0 million, and $5.9 million for 2024, 2023, and 2022, respectively, related to tax-exempt income on investment securities. The federal statutory rate utilized was 21%.
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
The following table presents changes in interest income (tax equivalent) and interest expense and related changes in rate and volume for the years indicated:

	2024 Compared to 2023			2023 Compared to 2022
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In thousands)
Interest Income:
Loans and leases (1)	$2,833	$47,993	$(45,160)	$178,252	$215,431	$(37,179)
Investment securities (1)	(34,202)	26,694	(60,896)	(40,628)	17,047	(57,675)
Deposits in financial institutions	(129,270)	3,964	(133,234)	265,489	156,500	108,989
Total interest income (1)	(160,639)	78,651	(239,290)	403,113	388,978	14,135

Interest Expense:
Interest checking deposits	20,178	(2,780)	22,958	154,241	152,848	1,393
Money market deposits	(51,851)	(9,644)	(42,207)	94,651	140,477	(45,826)
Savings deposits	35,443	4,199	31,244	30,790	30,588	202
Time deposits	(36,209)	16,378	(52,587)	268,292	144,192	124,100
Total interest-bearing deposits	(32,439)	8,153	(40,592)	547,974	468,105	79,869
Borrowings	(312,346)	(14,986)	(297,360)	391,099	62,576	328,523
Subordinated debt	7,568	3,157	4,411	19,072	18,524	548
Total interest expense	(337,217)	(3,676)	(333,541)	958,145	549,205	408,940

Net interest income (1)	$176,578	$82,327	$94,251	$(555,032)	$(160,227)	$(394,805)
_____________________
(1)    Tax equivalent.
2024 Compared to 2023
Net interest income increased by $178.9 million to $926.1 million for the year ended December 31, 2024 from $747.1 million for the year ended December 31, 2023 due to lower interest expense on interest-bearing liabilities, offset partially by lower interest income on interest-earning assets. The net interest margin increased by 87 basis points to 2.85% for the year ended December 31, 2024 compared to 1.98% in 2023 due to the average yield on interest-earning assets increasing by 37 basis points, while the average total cost of funds decreased by 50 basis points.
The average yield on interest-earning assets increased by 37 basis points to 5.58% for the year ended December 31, 2024 from 5.21% in 2023 due mainly to the change in the interest-earning asset mix. This was driven by the increase in the balance of average loans and leases as a percentage of average interest-earning assets to 76% for the year ended December 31, 2024 from 67% for the year ended December 31, 2023, the decrease in the balance of average investment securities as a percentage of average interest-earning assets to 14% for the year ended December 31, 2024 from 18% in 2023, and the decrease in the balance of average deposits in financial institutions as a percentage of average interest-earning assets to 10% for the year ended December 31, 2024 from 15% in 2023. The average yield on loans and leases increased by 19 basis points to 6.11% for the year ended December 31, 2024 from 5.92% in 2023 as a result of changes in portfolio mix and higher net accretion of loan discounts. The average yield on investment securities increased by 44 basis points benefiting from the balance sheet repositioning actions taken in the third quarter of 2024.

Average interest-earning assets decreased by $5.4 billion to $32.5 billion for the year ended December 31, 2024 due to lower average balances in loans and leases, investments securities, and deposits in financial institutions. Average loans and leases decreased by $760.7 million primarily due to the sale in July 2024 of $1.95 billion of Civic loans, offset partially by the acquisition of legacy Banc of California loans completed in the fourth quarter of 2023. Average investment securities decreased by $2.1 billion mostly due to securities sales completed in the fourth quarter of 2023. Average deposits in financial institutions decreased by $2.5 billion due to lower cash balances which were used to pay down higher-cost funding including the full payoff of $2.6 billion of the BTFP and $1.85 billion in brokered deposits as part of the balance sheet repositioning actions taken during 2024.
The average total cost of funds decreased by 50 basis points to 2.84% for the year ended December 31, 2024 from 3.34% for the year ended December 31, 2023 due mainly to changes in the total funding mix. This was driven by the increase in the balance of lower-cost average total deposits as a percentage of average total funds to 91% for the year ended December 31, 2024 from 78% in 2023, and the decrease in the balance of higher-cost average borrowings as a percentage of average total funds to 6% for the year ended December 31, 2024 from 19% in 2023. The average cost of interest-bearing liabilities decreased by 35 basis points to 3.79% for the year ended December 31, 2024 from 4.14% in 2023. The average total cost of deposits decreased by 9 basis points to 2.52% for the year ended December 31, 2024 compared to 2.61% for the year ended December 31, 2023. Average noninterest-bearing deposits increased by $757.6 million for the year ended December 31, 2024 compared to 2023 and average total deposits decreased by $251.8 million. Average borrowings decreased by $5.2 billion for the year ended December 31, 2024 compared to 2023 due to paydown of borrowings in connection with the balance sheet repositioning completed due to the Merger.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment, AFS debt securities, and held-to-maturity debt securities as well as information regarding credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2024	(Decrease)	2023	(Decrease)	2022
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$43,500	$(70,000)	$113,500	$108,500	$5,000
(Reduction in) addition to reserve for
unfunded loan commitments	(500)	61,000	(61,500)	(79,500)	18,000
Total loan-related provision	43,000	(9,000)	52,000	29,000	23,000
Reduction in allowance for available-for-sale securities	(199)	(199)	—	—	—
Addition to allowance for held-to-maturity securities	—	—	—	(1,500)	1,500
Total provision for credit losses	$42,801	$(9,199)	$52,000	$27,500	$24,500

Credit Quality Metrics:
Net charge-offs on loans and leases
held for investment (1)	$85,827	$27,659	$58,168	$53,336	$4,832
Net charge-offs to average loans and leases	0.35%		0.23%		0.02%
At year-end:
Allowance for credit losses	$268,431	$(42,827)	$311,258	$19,455	$291,803
Allowance for credit losses to loans and leases
held for investment	1.13%		1.22%		1.02%
Allowance for credit losses to nonaccrual loans
and leases held for investment	141.57%		497.80%		281.18%
Nonaccrual loans and leases held for investment	$189,605	$127,078	$62,527	$(41,251)	$103,778
Nonaccrual loans and leases held for investment
to loans and leases held for investment	0.80%		0.25%		0.36%
______________________
(1)    See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the years presented.
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. The provisions for credit losses on our loans and leases held for investment, AFS debt securities, and HTM debt securities are based on our allowance methodologies and are expenses that, in our judgment, are required to maintain an appropriate ACL for these assets.
2024 Compared to 2023
The provision for credit losses decreased by $9.2 million to a provision of $42.8 million for the year ended December 31, 2024 compared to a provision of $52.0 million for the year ended December 31, 2023. The provision for credit losses in 2024 included a $43.5 million provision for loan losses, offset partially by a $0.5 million reversal of the provision for credit losses related to unfunded loan commitments and a $0.2 million reversal of the provision for credit losses related to AFS securities. The 2024 provision for loan losses was driven mainly by net charge-off activity during the year. The provision for credit losses for 2023 included a $113.5 million provision for loan losses, offset partially by a $61.5 million reversal of the provision for credit losses related to lower unfunded loan commitments. The provision for loan losses in 2023 also included an initial provision of $22.2 million for acquired legacy Banc of California non-PCD loans.

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
For information regarding the allowance for credit losses on HTM debt securities, see Note 1(g). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Held-to-Maturity Debt Securities, and Note 4. Investment Securities of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
Noninterest Income (Loss)
The following table summarizes noninterest income (loss) by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income (Loss)	2024	(Decrease)	2023	(Decrease)	2022
	(In thousands)
Leased equipment income	$51,109	$(12,058)	$63,167	$12,581	$50,586
Other commissions and fees	33,258	(4,828)	38,086	(5,549)	43,635
Service charges on deposit accounts	18,583	2,115	16,468	2,477	13,991
Gain (loss) on sale of loans and leases	645	161,991	(161,346)	(161,864)	518
Loss on sale of securities	(60,400)	382,013	(442,413)	(392,092)	(50,321)
Dividends and gains (losses) on equity investments	7,982	(7,749)	15,731	19,120	(3,389)
Warrant income (loss)	408	1,126	(718)	(3,208)	2,490
LOCOM HFS adjustment	215	8,676	(8,461)	(8,461)	—
Other income	25,345	(5,856)	31,201	13,884	17,317
Total noninterest income (loss)	$77,145	$525,430	$(448,285)	$(523,112)	$74,827
2024 Compared to 2023
Noninterest income increased by $525.4 million to $77.1 million for the year ended December 31, 2024 compared to a loss of $448.3 million for the year ended December 31, 2023 due mainly to lower losses from the sale of securities of $382.0 million and from the sale of loans and leases of $162.0 million, offset partially by lower leased equipment income of $12.1 million. The Company sold $753.7 million in securities for a net loss of $60.4 million in the year ended December 31, 2024, compared to $2.7 billion in securities for a net loss of $442.4 million in the year ended December 31, 2023. The Company also sold $2.5 billion of loans for a net gain of $0.6 million in the year ended December 31, 2024, compared to $8.7 billion of loans for a net loss of $161.3 million in the year ended December 31, 2023.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2024	(Decrease)	2023	(Decrease)	2022
	(In thousands)
Compensation	$341,396	$9,043	$332,353	$(74,486)	$406,839
Customer related expense	129,471	5,367	124,104	68,831	55,273
Insurance and assessments	70,779	(64,887)	135,666	110,180	25,486
Occupancy	67,993	6,325	61,668	704	60,964
Information technology and data processing	60,418	8,613	51,805	6,009	45,796
Intangible asset amortization	33,143	21,724	11,419	(2,157)	13,576
Leased equipment depreciation	29,271	(4,972)	34,243	(1,415)	35,658
Other professional services	20,857	(3,766)	24,623	(5,655)	30,278
Loan expense	17,306	(3,152)	20,458	(4,114)	24,572
Other	35,289	(107,184)	142,473	102,097	40,376
Total operating expense	805,923	(132,889)	938,812	199,994	738,818
Acquisition, integration and reorganization costs	(14,183)	(156,816)	142,633	136,930	5,703
Goodwill impairment	—	(1,376,736)	1,376,736	1,347,736	29,000
Total noninterest expense	$791,740	$(1,666,441)	$2,458,181	$1,684,660	$773,521
2024 Compared to 2023
Noninterest expense decreased by $1.7 billion to $791.7 million for the year ended December 31, 2024 compared to $2.5 billion for the year ended December 31, 2023. The decrease was due mainly to (i) goodwill impairment of $1.4 billion recorded in 2023, (ii) lower acquisition, integration and reorganization costs of $156.8 million related to the Merger, (iii) lower other expenses of $107.2 million due to a $106.8 million of unfunded commitments fair value loss adjustments related to loan sales recorded in 2023, and (iv) lower regulatory assessments of $64.9 million for both the regular FDIC assessment and the special assessment offset partially by higher intangible asset amortization of $21.7 million.
Income Taxes
The effective tax rates were 24.8% and 14.1% for the years ended December 31, 2024 and 2023. The lower effective tax rate in 2023 was due mainly to the effect of the non-deductible goodwill impairment. Excluding non-deductible goodwill impairment, the effective income tax rate was 26.2% for the year ended December 31, 2023. The Company's 2024 blended statutory tax rate for federal and state was 28.5%. For further information on income taxes, see Note 16. Income Taxes of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Balance Sheet Analysis
Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	December 31,
	2024			2023			2022
	Fair	% of	Duration	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$861,840	38%	7.6	$1,187,609	51%	8.2	$2,242,042	46%	7.6
Agency residential CMOs	446,631	20%	3.2	284,334	12%	4.4	457,063	9%	4.4
Private label residential CMOs	316,910	14%	3.9	158,412	7%	7.7	166,724	4%	5.6
Collateralized loan obligations	279,416	12%	0.3	108,416	5%	0.1	102,261	2%	—
Corporate debt securities	257,712	12%	1.4	267,232	11%	1.9	311,905	7%	2.7
Agency commercial MBS	51,564	2%	1.9	253,306	11%	3.4	487,606	10%	4.7
Asset-backed securities	15,600	1%	0.1	19,952	1%	—	22,413	—%	—
Private label commercial MBS	12,372	1%	3.6	20,813	1%	2.1	26,827	1%	2.3
SBA securities	4,200	—%	3.2	13,739	—%	3.2	17,250	—%	2.5
Municipal securities	594	—%	3.7	28,083	1%	4.5	339,326	7%	5.6
U.S. Treasury securities	—	—%	—	4,968	—%	0.1	670,070	14%	4.9
Total securities
available-for-sale	$2,246,839	100%	4.4	$2,346,864	100%	5.9	$4,843,487	100%	5.9
Effective June 1, 2022, the Company transferred $2.3 billion in fair value of municipal securities, agency commercial MBS, private label commercial MBS, U.S. Treasury securities, and corporate debt securities from AFS to HTM. The unrealized losses which became part of the securities' amortized cost basis, along with the related unrealized losses included in accumulated other comprehensive income, are being amortized over the remaining life of the transferred securities as effective yield adjustments using the interest method. As a result, there is no impact on the consolidated statements of earnings (loss).

The following table presents a summary of contractual rates and contractual maturities of our AFS securities as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2024	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)
	(Dollars in thousands)
Agency residential MBS	$—	—%	$—	—%	$—	—%	$861,840	3.47%	$861,840	3.47%
Agency residential CMOs	—	—%	—	—%	14,899	5.67%	431,732	4.76%	446,631	4.79%
Private label residential CMOs	—	—%	—	—%	—	—%	316,910	4.54%	316,910	4.54%
Collateralized loan obligations	—	—%	4,539	7.11%	167,973	6.40%	106,904	6.45%	279,416	6.43%
Corporate debt securities	—	—%	4,842	7.23%	252,870	5.46%	—	—%	257,712	5.49%
Agency commercial MBS	—	—%	30,312	4.18%	9,979	5.25%	11,273	4.07%	51,564	4.36%
Asset-backed securities	—	—%	—	—%	—	—%	15,600	5.80%	15,600	5.80%
Private label commercial MBS	—	—%	—	—%	976	4.19%	11,396	2.98%	12,372	3.07%
SBA securities	—	—%	—	—%	4,200	3.16%	—	—%	4,200	3.16%
Municipal securities	—	—%	594	5.09%	—	—%	—	—%	594	5.09%
Total securities
available-for-sale	$—	—%	$40,287	4.89%	$450,897	5.79%	$1,755,655	4.19%	$2,246,839	4.52%
_______________________________________
(1)    Rates presented are weighted average rates. Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.
Securities Held-to-Maturity
The following table presents the composition and durations of our HTM securities as of the dates indicated:

	December 31, 2024			December 31, 2023
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,251,364	55%	8.0	1,247,310	55%	8.1
Agency commercial MBS	440,476	19%	5.9	433,827	19%	6.8
Private label commercial MBS	355,342	15%	5.6	350,493	15%	6.3
U.S. Treasury securities	189,985	8%	5.9	187,033	8%	6.7
Corporate debt securities	70,482	3%	4.0	70,128	3%	4.4
Total securities held-to-maturity	$2,307,649	100%	7.0	$2,288,791	100%	7.4

The following table shows the geographic composition of the majority of our HTM municipal securities portfolio as of the date indicated:

	December 31, 2024
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$313,480	25%
Texas	277,396	22%
Washington	188,615	15%
Oregon	79,992	6%
Maryland	64,354	5%
Georgia	55,324	4%
Colorado	48,654	4%
Minnesota	34,780	3%
Tennessee	31,048	3%
Florida	21,956	2%
Total of ten largest states	1,115,599	89%
All other states	135,765	11%
Total municipal securities held-to-maturity	$1,251,364	100%
The following table presents a summary of contractual rates and contractual maturities of our HTM securities as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
December 31, 2024	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)
	(Dollars in thousands)
Municipal securities	$—	—%	$20,281	4.11%	$449,652	2.03%	$781,431	3.65%	$1,251,364	3.08%
Agency commercial MBS	—	—%	31,997	1.36%	408,479	2.06%	—	—%	440,476	2.01%
Private label commercial MBS	—	—%	—	—%	36,846	2.96%	318,496	2.74%	355,342	2.76%
U.S. Treasury securities	—	—%	—	—%	189,985	1.24%	—	—%	189,985	1.24%
Corporate debt securities	—	—%	—	—%	10,151	6.30%	60,331	4.86%	70,482	5.07%
Total securities
held-to-maturity	$—	—%	$52,278	4.11%	$1,095,113	1.93%	$1,160,258	3.46%	$2,307,649	2.91%
_______________________________________
(1)    Rates presented are weighted average rates. Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases held for investment by loan portfolio segment, class, and subclass as of the dates indicated:

	December 31,
	2024		2023		2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,540,612	15%	$3,874,804	15%	$2,537,629	9%
SBA program	630,412	2%	632,110	3%	621,187	2%
Hotel	407,748	2%	519,583	2%	688,015	2%
Total commercial real estate mortgage	4,578,772	19%	5,026,497	20%	3,846,831	13%
Multi-family	6,041,713	26%	6,025,179	23%	5,607,865	20%
Residential mortgage	2,682,667	11%	2,754,176	11%	2,902,088	10%
Investor-owned residential	102,778	1%	2,234,531	9%	2,886,828	10%
Residential renovation	21,729	—%	71,602	—%	486,712	2%
Total other residential real estate mortgage	2,807,174	12%	5,060,309	20%	6,275,628	22%
Total real estate mortgage	13,427,659	57%	16,111,985	63%	15,730,324	55%
Real Estate Construction and Land:
Commercial	799,131	3%	759,585	3%	898,592	3%
Residential	2,373,162	10%	2,399,684	9%	3,253,580	11%
Total real estate construction and land (1)	3,172,293	13%	3,159,269	12%	4,152,172	14%
Total real estate	16,599,952	70%	19,271,254	75%	19,882,496	69%
Commercial:
Lender finance	727,913	3%	486,966	2%	3,172,814	11%
Equipment finance	621,888	3%	736,275	3%	908,141	3%
Premium finance	546,393	2%	732,162	3%	861,006	3%
Other asset-based	191,775	1%	233,682	1%	198,248	1%
Total asset-based	2,087,969	9%	2,189,085	9%	5,140,209	18%
Equity fund loans	746,655	3%	662,732	3%	1,356,428	5%
Venture lending	791,121	3%	783,630	3%	676,874	2%
Total venture capital	1,537,776	6%	1,446,362	6%	2,033,302	7%
Warehouse lending	1,473,074	6%	554,940	2%	—	—%
Secured business loans	756,612	3%	614,120	2%	347,660	1%
Other lending	923,398	4%	960,800	4%	760,791	3%
Total other commercial	3,153,084	13%	2,129,860	8%	1,108,451	4%
Total commercial	6,778,829	28%	5,765,307	23%	8,281,962	29%
Consumer	402,882	2%	453,126	2%	444,671	2%
Total loans and leases held for investment	$23,781,663	100%	$25,489,687	100%	$28,609,129	100%

Total unfunded loan commitments	$4,887,690		$5,578,907		$11,110,264
________________________________
(1)    Includes $223.9 million, $228.9 million, and $153.5 million, at December 31, 2024, 2023, and 2022 of land acquisition and development loans.

Our loan portfolio segments of real estate mortgage loans, real estate construction and land loans, and commercial loans comprised 57%, 13%, and 28% of our total loans and leases held for investment at December 31, 2024, compared to 63%, 12%, and 23% at December 31, 2023, respectively.
The changes during 2024 in the portfolio classes comprising these portfolio segments reflected the following:
•Commercial real estate mortgage loans decreased by 9% to $4.6 billion or 19% of total loans and leases held for investment at December 31, 2024 from $5.0 billion or 20% at December 31, 2023. The lower balance was attributable primarily to payoffs and paydowns outpacing production.
•Multi-family real estate mortgage loans remained mostly flat and increased by 0.3% to $6.0 billion or 26% of total loans and leases held for investment at December 31, 2024 from $6.0 billion or 23% at December 31, 2023.
•Other residential real estate mortgage loans decreased by 45% to $2.8 billion or 12% of total loans and leases held for investment at December 31, 2024 from $5.1 billion or 20% at December 31, 2023. The decrease was attributable primarily to investor-owned residential loans (Civic) decreasing by $2.1 billion or 95% and residential renovation loans (Civic) decreasing by $49.9 million or 70% due to loan sales and continued runoff during 2024.
•Commercial real estate construction and land loans increased by 5% to $799.1 million or 3% of total loans and leases held for investment at December 31, 2024 from $759.6 million or 3% at December 31, 2023 due primarily to production outpacing payoffs and paydowns.
•Residential real estate construction and land loans remained mostly flat and decreased by 1% to $2.4 billion or 10% of total loans and leases held for investment at December 31, 2024 from $2.4 billion or 9% at December 31, 2023.
•Asset-based loans and leases decreased by 5% to $2.1 billion or 9% of total loans and leases held for investment at December 31, 2024 from $2.2 billion or 9% at December 31, 2023. The lower balance was attributable primarily to the balance of premium finance loans decreasing by 25% to $546.4 million and equipment finance loans decreasing by 16% to $621.9 million, partially offset by lender finance loans increasing 49% to $727.9 million. This decrease in premium finance loans was due mainly to sales in connection with the Company's strategic plan to divest this non-core loan portfolio. In the third quarter of 2024, we moved Lender Finance back in our core portfolio and repurchased at par $319 million of the loans PacWest sold prior to the Merger and for which the bank had retained servicing.
•Venture capital loans increased by 6% to $1.5 billion or 6% of total loans and leases held for investment at December 31, 2024 from $1.4 billion or 6% at December 31, 2023. The increased balance was attributable primarily to higher equity fund loans, which increased by $83.9 million to $746.7 million at December 31, 2024 from $662.7 million at December 31, 2023 attributable to more venture capital activity during 2024 than 2023.
•Other commercial loans increased by 48% to $3.2 billion or 13% of total loans and leases held for investment at December 31, 2024 from $2.1 billion or 8% at December 31, 2023. The increased balance was attributable primarily to higher warehouse lending loans, which increased by $918.1 million to $1.5 billion at December 31, 2024 from $554.9 million at December 31, 2023, and higher secured business loans, which increased by 23% to $756.6 million at December 31, 2024 from $614.1 million at December 31, 2023.

The following table presents a roll forward of loans and leases held for investment for the years indicated:

	Year Ended December 31,
Roll Forward of Loans and Leases Held for Investment	2024	2023	2022
	(In thousands)
Balance, beginning of year	$25,489,687	$28,609,129	$22,941,548
Additions:
Production	2,160,644	951,465	8,435,396
Disbursements	5,110,783	5,485,138	7,058,553
Total production and disbursements	7,271,427	6,436,603	15,493,949
Reductions:
Payoffs	(3,864,489)	(4,490,009)	(4,909,797)
Paydowns	(3,043,419)	(2,998,257)	(4,755,033)
Total payoffs and paydowns	(6,907,908)	(7,488,266)	(9,664,830)
Sales	(27,516)	(3,299,857)	(63,263)
Transfers to foreclosed assets	(19,978)	(20,915)	(7,985)
Charge-offs	(94,943)	(63,428)	(14,037)
Transfers to loans held for sale	(1,930,285)	(3,162,615)	(76,253)
Total reductions	(8,980,630)	(14,035,081)	(9,826,368)
Transfers from loans held for sale	1,179	513,914	—
Loans acquired through merger and acquisition	—	3,965,122	—
Net (decrease) increase	(1,708,024)	(3,119,442)	5,667,581
Balance, end of year	$23,781,663	$25,489,687	$28,609,129
Loan Concentrations
Total real estate loans held for investment totaled $16.6 billion, or 70%, of our loan portfolio at December 31, 2024 and consisted of $13.4 billion of real estate mortgage loans and $3.2 billion of real estate construction and land loans, compared to $19.3 billion, or 75%, of our total loan portfolio at December 31, 2023 and consisted of $16.1 billion of real estate mortgage loans and $3.2 billion of real estate construction and loan loans.
The Company mitigates our loan concentration risks by considering the prospects for the borrower's industry and competition, evaluating our past experiences with the borrower and with the collateral type, and adhering to written loan underwriting policies and procedures, including, among other factors, loan structures and covenants. Each loan request and renewal is individually reviewed, with larger loans subject to approval by our credit committee. We also actively manage our real estate loan portfolio and seek to mitigate credit risks via regular monitoring of economic conditions in the regions or areas in which our borrowers are operating, evaluating borrower performance, and ensuring covenant compliance. We assign a credit risk rating to each loan and verify its accuracy and appropriateness through an independent credit review function. We also conduct regular portfolio reviews to address any loans with unfavorable credit risk ratings and ensure consistency in underwriting for loan modifications and renewals. For more information regarding our real estate loan portfolio and underwriting, see "Item 1. Business - Lending Activities - Real Estate Mortgage Loans and Real Estate Construction and Land Loans."

The following table presents the geographic composition of our real estate loans held for investment by the top ten states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31,
	2024		2023
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$11,722,323	71%	$12,262,311	64%
Colorado	1,224,295	7%	1,167,659	6%
Texas	542,312	3%	878,538	4%
Arizona	540,726	3%	719,299	4%
Florida	437,987	3%	837,467	4%
Washington	393,584	2%	533,931	3%
Nevada	388,627	2%	411,020	2%
Oregon	307,088	2%	348,166	2%
Utah	147,205	1%	168,080	1%
Illinois	106,463	1%	92,758	—%
Total of 10 largest states	15,810,610	95%	17,419,229	90%
All other states	789,342	5%	1,852,025	10%
Total real estate loans held for investment	$16,599,952	100%	$19,271,254	100%
At December 31, 2024 and 2023, 71% and 64% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California.
The following table presents the composition of our real estate mortgage loans held for investment by collateral types as of the dates indicated:

	December 31,
	2024		2023
		% of		% of
Real Estate Mortgage Loans by Collateral Type	Balance	Total	Balance	Total
	(Dollars in thousands)
Commercial:
Industrial	$1,008,877	8%	$1,129,112	7%
Office	992,392	7%	1,203,494	7%
Retail	812,552	6%	868,097	5%
Hotel	424,345	3%	539,447	3%
Healthcare	338,836	3%	345,560	2%
Mixed use	289,054	2%	245,428	2%
All other	834,303	6%	660,329	5%
Total commercial	$4,700,359	35%	$4,991,467	31%
Residential:
Multi-family	$6,066,374	45%	$6,113,144	38%
Single-family residential	2,481,904	18%	4,689,631	29%
All other	179,022	2%	317,743	2%
Total residential	$8,727,300	65%	$11,120,518	69%
Total real estate mortgage loans	$13,427,659	100%	$16,111,985	100%

The real estate mortgage loan portfolio is diversified among various property types. At December 31, 2024, the three largest property types securing real estate mortgage loans were multi-family properties, single-family residential properties, and industrial properties, which comprised 45%, 18%, and 8% of our real estate mortgage loans, respectively. At December 31, 2023, the three largest property types securing real estate mortgage loans were multi-family properties, single-family residential properties, and office properties, which comprised 38%, 29% and 7% of our real estate mortgage loans, respectively.
Real Estate Mortgage Loans Secured by Multi-family Properties
The largest concentration of our real estate mortgage loans is in multi-family properties. The following table presents the geographic composition of our multi-family by the top five states and all other states combined (in the order presented for the current year-end) as of the dates indicated:

	December 31,
	2024		2023
Real Estate Mortgage Loans Secured		% of		% of
by Multi-family Properties by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$4,482,142	74%	$4,538,762	74%
Florida	198,710	3%	195,568	3%
Nevada	159,207	3%	153,873	3%
Colorado	153,802	3%	119,758	2%
Arizona	143,270	2%	144,444	2%
Total of 5 largest states	5,137,131	85%	5,152,405	84%
All other states	929,243	15%	960,739	16%
Total real estate mortgage loans secured by multi-family properties	$6,066,374	100%	$6,113,144	100%
At both December 31, 2024 and 2023, 74% of our real estate mortgage loans secured by multi-family properties were located in California where we principally operated.
Loan and Lease Maturities and Interest Rate Characteristics
The following table presents contractual maturity information for loans and leases held for investment as of the date indicated:

		Due After
	Due	One Year	Due After
	Within	Through	Five to	Due After
December 31, 2024	One Year	Five Years	15 Years	15 Years	Total
	(In thousands)
Real estate mortgage	$1,219,442	$3,240,909	$2,928,788	$6,038,520	$13,427,659
Real estate construction and land	2,428,171	729,337	14,785	—	3,172,293
Commercial	3,389,233	2,562,890	605,368	221,338	6,778,829
Consumer	4,907	45,552	216,536	135,887	402,882
Total loans and leases held for
investment	$7,041,753	$6,578,688	$3,765,477	$6,395,745	$23,781,663
At December 31, 2024, we had $7.0 billion of loans and leases held for investment due to mature over the next twelve months. For any loan modifications made to these borrowers, an assessment of whether the borrower is experiencing financial difficulty is made on the date of the modification. Loans are assessed to determine whether the modification constitutes a new loan or a continuation of the existing loan. Depending on the terms of the modification and nature of the borrower, this may result in a downgrade or placing the loan on nonaccrual status, which in turn would impact the loan’s classification within the ALLL. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ALLL because of the measurement methodologies used to estimate the allowance, a change to the ALLL is generally not recorded upon modification.

The following table presents the interest rate profile of loans and leases held for investment due after one year as of the date indicated:

	Due After One Year
	Fixed	Variable
December 31, 2024	Rate	Rate	Total
	(In thousands)
Real estate mortgage	$5,921,268	$6,286,949	$12,208,217
Real estate construction and land	241,958	502,164	744,122
Commercial	1,466,388	1,923,208	3,389,596
Consumer	390,958	7,017	397,975
Total	$8,020,572	$8,719,338	$16,739,910
For information regarding our variable-rate loans subject to interest rate floors, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Allowance for Credit Losses on Loans and Leases Held for Investment
The ACL on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, the provision for AFS debt securities, and the provision for HTM debt securities.
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
For further information regarding the calculation of the ACL on loans and leases held for investment using the CECL methodology, see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."
In calculating our ACL, we continued to consider higher inflation rates, the Federal Reserve's monetary policy, the risk of a recession, technical or otherwise, extreme weather events, and the impact of various geopolitical risks on the economy in our process for estimating expected credit losses given the changes in economic forecasts and assumptions along with the uncertainty related to the severity and duration of the economic consequences resulting from such events. Our methodology and framework along with the 4-quarter reasonable and supportable forecast period and 2-quarter reversion period have remained consistent since the implementation of CECL on January 1, 2020. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.
We use a multiple scenario approach primarily to better address the inherent forecast uncertainty in calculating quantitative reserves. In the fourth quarter of 2024, we used the Moody’s December 2024 Baseline, and S2 Downside 75th Percentile scenarios for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations, acknowledging the risk of a mild recession over our reasonable and supportable forecast period, and inherent uncertainty in the economy. To consider the higher interest rate environment, the prepayment rates applied in the quantitative calculation are continuing to use a lower prepayment rate based on the slowing trends of loan payoffs and paydowns.

As part of our allowance for credit losses methodology, we consistently incorporate the use of qualitative factors in determining the overall ACL to capture risks that may not be appropriately reflected in our quantitative models. Such qualitative factors may include, but are not limited to: economic conditions not captured in the quantitative reserve; collateral dependency related to certain loan portfolios including loans secured by office properties that are directly impacted by flexible/hybrid work environment; concentrations of credit within the loan portfolio including the commercial real estate portfolio; the quality of the company’s credit review system; the volume and severity of adversely classified financial assets; the Company’s lending policies and procedures; and the effect of other external factors such as the regulatory and legal environments. The primary qualitative adjustments are related to loans secured by office properties, concentration of credit associated with geographic concentration, and volume of adversely classified financial assets.
The primary driver behind lower quantitative reserves compared to the previous year-end were lower loan balances in the held for investment portfolio driven by the sale of approximately $1.95 billion of Civic loans during the year, and payoffs/lower balances on existing loans along with net charge-off activity. The decrease in quantitative reserves was partially offset by higher reserves due to risk rating migration and new loan originations/balance increases on existing loans. The loan-related provision for credit losses was $43.0 million in 2024.
The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of ACL. As part of our allowance for credit losses process, sensitivity analyses are performed to assess the impact of how changing certain assumptions could impact the estimated ACL. At times, these analyses can provide information to further assist management in making decisions on certain assumptions. We calculated alternative values for our December 31, 2024 ACL using various alternative forecast scenario weightings and the calculated amounts for the quantitative component differed from the management’s probability-weighted multiple scenario forecast ranging from lower reserves by 5.53% to higher reserves by 1.67%. However, changing one assumption and not reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate, hence all assumptions and information must be considered. From a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the ACL. Those results would then need to be assessed from a qualitative perspective potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate allowance for credit losses.
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
The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

	December 31,
Allowance for Credit Losses Data	2024	2023	2022
	(Dollars in thousands)
Allowance for loan and lease losses	$239,360	$281,687	$200,732
Reserve for unfunded loan commitments	29,071	29,571	91,071
Total allowance for credit losses	$268,431	$311,258	$291,803

Allowance for credit losses to loans and leases held for investment	1.13%	1.22%	1.02%
Allowance for credit losses to nonaccrual loans and leases
held for investment	141.6%	497.8%	281.2%

The following table presents the changes in our allowance for credit losses on loans and leases held for investment for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Roll Forward	2024	2023	2022
	(Dollars in thousands)
Balance, beginning of year	$311,258	$291,803	$273,635
Initial allowance on acquired PCD loans	—	25,623	—
Provision for credit losses:
Addition to allowance for loan and lease losses	43,500	113,500	5,000
(Reduction in) addition to reserve for unfunded loan commitments	(500)	(61,500)	18,000
Total provision for credit losses	43,000	52,000	23,000
Loans and leases charged off:
Real estate mortgage	(63,117)	(47,370)	(5,056)
Real estate construction and land	—	—	—
Commercial	(26,322)	(13,661)	(6,817)
Consumer	(5,504)	(2,397)	(2,164)
Total loans and leases charged off	(94,943)	(63,428)	(14,037)
Recoveries on loans charged off:
Real estate mortgage	2,766	885	1,748
Real estate construction and land	—	—	178
Commercial	5,711	4,125	7,163
Consumer	639	250	116
Total recoveries on loans charged off	9,116	5,260	9,205
Net charge-offs	(85,827)	(58,168)	(4,832)
Balance, end of year	$268,431	$311,258	$291,803

Net charge-offs to average loans and leases	0.35%	0.23%	0.02%

The following table presents net charge-offs, average loan balance, and ratio of net charge-offs to average loans by loan portfolio segment for the years indicated:

	Year Ended December 31,
Ratio of Net Charge-offs to Average Loans	2024	2023	2022
	(Dollars in thousands)
Real Estate Mortgage:
Net charge-offs	$60,351	$46,485	$3,308
Average loan balance	$14,483,010	$14,723,618	$13,811,880
Ratio of net charge-offs to average loans	0.42%	0.32%	0.02%

Real Estate Construction and Land:
Net recoveries	$—	$—	$(178)
Average loan balance	$3,278,784	$3,677,785	$3,527,334
Ratio of net recoveries to average loans	—%	—%	(0.01)%

Commercial:
Net charge-offs (recoveries)	$20,611	$9,536	$(346)
Average loan balance	$6,111,197	$5,717,669	$8,202,539
Ratio of net charge-offs to average loans	0.34%	0.17%	—%

Consumer:
Net charge-offs	$4,865	$2,147	$2,048
Average loan balance	$427,221	$416,797	$471,032
Ratio of net charge-offs to average loans	1.14%	0.52%	0.43%
Net charge-offs in 2024 were $85.8 million compared to net charge-offs of $58.2 million in 2023. This change was due primarily to net charge-offs in the real estate mortgage portfolio segment increasing to $60.4 million in 2024 from $46.5 million in 2023, and to net charge-offs in the commercial portfolio segment increasing to $20.6 million in 2024 from $9.5 million in 2023.
Net charge-offs in 2023 were $58.2 million compared to net charge-offs of $4.8 million in 2022. This change was due primarily to net charge-offs in the real estate mortgage portfolio segment increasing to $46.5 million in 2023 from $3.3 million in 2022.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Charge-offs	2024	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$22,433	$13,956	$2,258
SBA program	1,154	339	417
Hotel	—	—	55
Total commercial real estate mortgage	23,587	14,295	2,730
Multi-family	—	—	—
Residential mortgage	242	—	81
Investor-owned residential	38,064	21,844	814
Residential renovation	1,224	11,231	1,431
Total other residential real estate mortgage	39,530	33,075	2,326
Total real estate mortgage	63,117	47,370	5,056
Real Estate Construction and Land:
Commercial	—	—	—
Residential	—	—	—
Total real estate construction and land	—	—	—
Total real estate	63,117	47,370	5,056
Commercial:
Lender finance	—	150	—
Equipment finance	—	—	—
Premium finance	—	60	—
Other asset-based	92	—	750
Total asset-based	92	210	750
Equity fund loans	—	—	—
Venture lending	16,414	5,013	940
Total venture capital	16,414	5,013	940
Secured business loans	4,490	658	479
Warehouse lending	—	—	—
Other lending	5,326	7,780	4,648
Total other commercial	9,816	8,438	5,127
Total commercial	26,322	13,661	6,817
Consumer	5,504	2,397	2,164
Total charge-offs	$94,943	$63,428	$14,037
Charge-offs increased by $31.5 million to $94.9 million in 2024 from $63.4 million in 2023 due mainly to increases of $16.2 million in the investor-owned residential real estate mortgage subclass, $11.4 million in the venture lending subclass, and $8.5 million in the commercial real estate mortgage subclass, offset partially by a decrease of $10.0 million in the residential renovation real estate mortgage subclass.

The following table presents recoveries by loan portfolio segment, class, and subclass for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Recoveries	2024	2023	2022
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$389	$—	$1,204
SBA program	480	281	281
Hotel	—	—	—
Total commercial real estate mortgage	869	281	1,485
Multi-family	500	—	4
Residential mortgage	8	20	234
Investor-owned residential	724	175	25
Residential renovation	665	409	—
Total other residential real estate mortgage	1,397	604	259
Total real estate mortgage	2,766	885	1,748
Real Estate Construction and Land:
Commercial	—	—	178
Residential	—	—	—
Total real estate construction and land	—	—	178
Total real estate	2,766	885	1,926
Commercial:
Lender finance	—	324	—
Equipment finance	—	—	163
Premium finance	—	1	—
Other asset-based	113	279	539
Total asset-based	113	604	702
Equity fund loans	—	—	—
Venture lending	1,500	2,073	923
Total venture capital	1,500	2,073	923
Secured business loans	504	30	178
Warehouse lending	—	—	—
Other lending	3,594	1,418	5,360
Total other commercial	4,098	1,448	5,538
Total commercial	5,711	4,125	7,163
Consumer	639	250	116
Total recoveries	$9,116	$5,260	$9,205

The following table presents the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment as of the dates indicated:

	Allocation of the Allowance for Loan and Lease Losses by Portfolio Segment
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2024
Allowance for loan and lease losses	$145,754	$10,940	$67,833	$14,833	$239,360
% of loans to total loans	57%	13%	28%	2%	100%
December 31, 2023
Allowance for loan and lease losses	$186,827	$33,830	$45,156	$15,874	$281,687
% of loans to total loans	63%	12%	23%	2%	100%
December 31, 2022
Allowance for loan and lease losses	$87,309	$52,320	$52,849	$8,254	$200,732
% of loans to total loans	55%	14%	29%	2%	100%
The allowance for loan and lease losses attributable to real estate mortgage loans was $145.8 million and $186.8 million at December 31, 2024 and 2023. As ratios to real estate mortgage loans at those dates, these percentages were 1.09% and 1.16%. The ratio decrease was primarily due to a an improvement in the economic forecast, a shorter remaining life of the portfolio, and changes in the portfolio mix to loans with lower expected credit losses driven primarily by the sale of Civic loans.
The allowance for loan and lease losses attributable to real estate construction and land loans was $10.9 million and $33.8 million at December 31, 2024 and 2023. As ratios to real estate construction and land loans at those dates, these percentages were 0.34% and 1.07%. The ratio decrease was primarily due to an improvement in the economic forecast and a shorter remaining life of the portfolio.
The allowance for loan and lease losses attributable to commercial loans and leases was $67.8 million and $45.2 million at December 31, 2024 and 2023. As ratios to commercial loans and leases at those dates, these percentages were 1.00% and 0.78%. The ratio increase was due to a higher allowance for loan losses as a result of risk rating migration activity resulting in higher classified loans and net charge-off activity that increased the loss given default rate for certain loan portfolio classes in this loan segment.

Deposits
    The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	Year Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
Deposit Composition	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest checking	$7,714,920	3.12%	$6,992,888	3.16%	$6,851,831	0.97%
Money market	5,164,566	2.68%	6,724,296	2.83%	10,601,028	0.90%
Savings	2,005,513	3.31%	1,051,117	2.95%	639,720	0.03%
Time	5,714,821	4.73%	6,840,920	4.48%	2,540,426	1.51%
Total interest-bearing deposits	20,599,820	3.48%	21,609,221	3.46%	20,633,005	0.97%
Noninterest-bearing checking	7,829,976	—	7,072,334	—	13,601,766	—
Total deposits	$28,429,796	2.52%	$28,681,555	2.61%	$34,234,771	0.59%
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	December 31,
	2024		2023		2022
		% of		% of		% of
Deposit Composition	Balance	Total	Balance	Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing checking	$7,719,913	28%	$7,774,254	26%	$11,212,357	33%
Interest-bearing:
Checking	7,610,705	28%	7,808,764	26%	7,938,911	23%
Money market	5,361,635	20%	6,187,889	20%	9,469,586	28%
Savings	1,933,232	7%	1,997,989	6%	577,637	2%
Time:
Non-brokered	2,488,217	9%	3,139,270	10%	2,434,414	7%
Brokered	2,078,207	8%	3,493,603	12%	2,303,429	7%
Total time deposits	4,566,424	17%	6,632,873	22%	4,737,843	14%
Total interest-bearing	19,471,996	72%	22,627,515	74%	22,723,977	67%
Total deposits	$27,191,909	100%	$30,401,769	100%	$33,936,334	100%
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	December 31,
	2024		2023		2022
		% of		% of		% of
		Total		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,468,376	13%	$5,526,396	18%	$3,198,434	9%
Time deposits over $250,000	1,098,048	4%	1,106,477	4%	1,539,409	5%
Total time deposits	$4,566,424	17%	$6,632,873	22%	$4,737,843	14%

During 2024, total deposits decreased by $3.2 billion, or 10.6%, to $27.2 billion at December 31, 2024, due primarily to decreases of $1.4 billion in brokered time deposits, $0.8 billion in money market accounts, and $0.7 billion in non-brokered time deposits. At December 31, 2024, noninterest-bearing deposits totaled $7.7 billion, or 28% of total deposits and interest-bearing deposits totaled $19.5 billion, or 72% of total deposits. Our deposit base is also diversified by client type. As of December 31, 2024, no individual deposit relationship represented more than 10% of our total deposits.
As of December 31, 2024, FDIC-insured deposits represented approximately 72% of total deposits, down from 76% as of December 31, 2023. The Bank’s spot deposit rates were 2.13% at December 31, 2024, down from 2.69% at December 31, 2023.
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2024	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,112,045	$413,388	$1,525,433
Due in over three months through six months	824,174	188,062	1,012,236
Due in over six months through 12 months	1,083,041	428,242	1,511,283
Total due within 12 months	3,019,260	1,029,692	4,048,952
Due in over 12 months through 24 months	444,699	63,888	508,587
Due in over 24 months	4,417	4,468	8,885
Total due over 12 months	449,116	68,356	517,472
Total	$3,468,376	$1,098,048	$4,566,424
The following table summarizes the maturities of estimated uninsured time deposits as of the date indicated:

Uninsured
Time
December 31, 2024	Deposits
(In thousands)
Maturities:
Due in three months or less	$116,993
Due in over three months through six months	102,307
Due in over six months through 12 months	279,164
Total due within 12 months	498,464
Total due over 12 months	41,200
Total	$539,664
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through BAM, our SEC registered investment adviser subsidiary, and third-party money market sweep products. BAM provides customized investment advisory and asset management solutions. At December 31, 2024, total off-balance sheet client investment funds were $1.5 billion of which $0.7 billion was managed by BAM. At December 31, 2023, total off-balance sheet client investment funds were $0.6 billion, of which $0.2 billion was managed by BAM.

Borrowings and Subordinated Debt
The Bank has various available lines of credit. These include the ability to borrow funds from time to time on a long‑term, short‑term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that the Bank could borrow under its secured credit line with the FHLB at December 31, 2024 was $6.9 billion, of which $5.2 billion was available on that date. The maximum amount that the Bank could borrow under its secured credit line with the FRBSF at December 31, 2024 was $6.3 billion, all of which was available on that date. The FHLB secured credit line was collateralized by a blanket lien on $10.5 billion of certain qualifying loans and $19.8 million of securities. The FRBSF secured credit line was collateralized by liens on $5.9 billion of qualifying loans and $1.5 billion of securities. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit for the borrowing of overnight funds, subject to availability of $265.0 million in the aggregate with several correspondent banks. As of December 31, 2024, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2024, the Bank had no of overnight borrowings through the AFX. Additionally, the holding company has a $50.0 million unsecured revolving line of credit with a correspondent bank. As of December 31, 2024, there was no balance outstanding.
On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued and sold at par and had an aggregate principal amount of $132.8 million with net proceeds of approximately $128.7 million and are due June 27, 2052. The notes are linked to the credit risk of a reference pool of previously purchased single-family residential mortgage loans, which had an approximate balance of $2.66 billion at the transaction date. The notes were issued in five classes with a blended rate on the notes of SOFR plus 11%. The transaction resulted in a lower risk-weighting on the reference pool of loans for regulatory capital purposes. The credit-linked notes are reported at fair value. See Note 11. Borrowings and Subordinated Debt and Note 14. Fair Value Option for more information regarding the credit-linked notes.
The following table presents information on our borrowings as of the dates indicated:

	December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
Borrowings	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured term advances	$1,100,000	3.93%	$—	—%	$1,270,000	4.62%
Senior Notes	174,000	5.25%	174,000	5.25%	—	—%
Credit-linked notes	118,838	15.29%	123,116	16.02%	132,030	14.56%
Bank Term Funding Program	—	—%	2,618,300	4.37%	—	—%
AFX short-term borrowings	—	—%	—	—%	250,000	4.68%
FHLB unsecured overnight advance	—	—%	—	—%	112,000	4.37%
Total borrowings	1,392,838	5.06%	2,915,416	4.92%	1,764,030	5.36%
Acquisition discount on senior notes	(1,024)		(4,094)		—
Total borrowings, net	$1,391,814		$2,911,322		$1,764,030
Averages for the year:
Total borrowings, net	$1,838,819	5.68%	$7,068,826	5.90%	$961,601	2.67%

The following table presents summary information on our subordinated debt as of the dates indicated:

	December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
Subordinated Debt	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Subordinated debt:
With no unamortized acquisition discount
or unamortized issuance costs	$152,582	7.16%	$152,582	8.08%	$135,055	7.01%
With unamortized acquisition discount
or unamortized issuance costs	863,420	5.18%	865,186	5.56%	804,325	4.76%
Total subordinated debt	1,016,002	5.48%	1,017,768	5.93%	939,380	5.08%
Unamortized issuance costs	(3,815)		(4,349)		(4,866)
Unamortized acquisition discount	(70,264)		(76,820)		(67,427)
Total subordinated debt, net	$941,923		$936,599		$867,087
Averages for the year:
Total subordinated debt, net	$939,528	7.05%	$875,621	6.70%	$863,883	4.59%
The subordinated debt is variable rate and based on 3-month Term SOFR or Prime plus a margin, except for: (a) one which is based on 3-month EURIBOR plus a margin, (b) $400 million of subordinated notes issued on April 30, 2021 that is fixed rate at 3.25% until May 1, 2026 when it changes to floating rate and resets quarterly equal to 3-month Term SOFR plus a spread of 252 basis points, and (c) $75 million of subordinated notes from legacy Banc of California, Inc. Inc. that is fixed rate at 4.375% until October 30, 2025 when it changes to a floating rate equal to 3-month Term SOFR plus a spread of 419.5 basis points. The margins on the 3-month term SOFR and Prime debentures range from 1.55% to 3.40%, while the margin on the 3-month EURIBOR debenture is 2.05%. On July 1, 2023, interest rates transitioned from LIBOR to Term SOFR or Prime plus the relevant spread amount as the applicable benchmark upon the cessation of LIBOR on June 30, 2023. The subordinated debt is all long-term, with maturities ranging from October 2030 to July 2037.

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	December 31,
	2024	2023	2022
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$189,605	$62,527	$103,778
Accruing loans contractually past due 90 days or more	—	11,750	—
Total nonperforming loans and leases	189,605	74,277	103,778
Foreclosed assets, net	9,734	7,394	5,022
Total nonperforming assets	$199,339	$81,671	$108,800

Classified loans and leases held for investment	$563,502	$228,417	$118,271
Special mention loans and leases held for investment	$1,097,315	$513,312	$566,259
Nonaccrual loans and leases held for investment to
loans and leases held for investment	0.80%	0.29%	0.36%
Nonperforming assets to loans and leases held for investment
and foreclosed assets, net	0.84%	0.32%	0.38%
Allowance for credit losses to nonaccrual loans and leases
held for investment	141.57%	497.80%	281.18%
Classified loans and leases held for investment to
loans and leases held for investment	2.37%	0.90%	0.41%
Special mention loans and leases held for investment to
loans and leases held for investment	4.61%	2.01%	1.98%
Nonaccrual Loans and Leases Held for Investment
During 2024, nonperforming loans and leases held for investment increased by $115.3 million to $189.6 million at December 31, 2024 due mainly to $245.5 million in additions, offset partially by charge-offs of $36.7 million, transfers to loans held for sale of $19.6 million, transfers to accrual status of $15.3 million, and principal payments and other reductions of $58.5 million. As of December 31, 2024, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $62.3 million and represented 33% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	December 31, 2024		December 31, 2023		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$97,655	$—	$15,669	$10,577	$81,986	$(10,577)
Multi-family	22,763	9,442	1,020	2,302	21,743	7,140
Other residential	46,788	34,417	31,041	83,747	15,747	(49,330)
Total real estate mortgage	167,206	43,859	47,730	96,626	119,476	(52,767)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	1,940	1,795	2,689	608	(749)	1,187
Venture capital	6,291	—	325	—	5,966	—
Other commercial	13,544	2,331	10,972	1,187	2,572	1,144
Total commercial	21,775	4,126	13,986	1,795	7,789	2,331
Consumer	624	2,804	811	3,461	(187)	(657)
Total held for investment	$189,605	$50,789	$62,527	$101,882	$127,078	$(51,093)
During 2024, loans accruing and 30-89 days past due decreased by $51.1 million to $50.8 million at December 31, 2024 due primarily to decreases in past due loans of $49.3 million in the other residential real estate mortgage loan portfolio class and $10.6 million in the commercial real estate mortgage loan portfolio class, offset partially by an increase of $7.1 million in the multi-family real estate mortgage loan portfolio class.
Foreclosed Assets
The following table presents foreclosed assets (primarily OREO) by property type as of the dates indicated:

	December 31,
Property Type	2024	2023	2022
	(In thousands)
Single-family residential	$9,714	$7,394	$5,022
Total OREO, net	9,714	7,394	5,022
Other foreclosed assets	20	—	—
Total foreclosed assets	$9,734	$7,394	$5,022
During 2024, foreclosed assets increased by $2.3 million to $9.7 million at December 31, 2024 due mainly to transfers from loans of $20.0 million, offset partially by sales of $16.1 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment as of the dates indicated:

	December 31,
Loan and Lease Credit Risk Ratings	2024	2023	2022
	(In thousands)
Pass	$22,120,846	$24,747,958	$27,924,599
Special mention	1,097,315	513,312	566,259
Classified	563,502	228,417	118,271
Total loans and leases held for investment	$23,781,663	$25,489,687	$28,609,129
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment by loan portfolio segment and class and the related net changes as of the dates indicated:

	December 31, 2024		December 31, 2023		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$301,278	$348,014	$75,739	$219,687	$225,539	$128,327
Multi-family	113,164	202,690	74,954	108,356	38,210	94,334
Other residential	47,993	14,351	38,155	54,197	9,838	(39,846)
Total real estate mortgage	462,435	565,055	188,848	382,240	273,587	182,815
Real estate construction and land:
Commercial	—	148,024	—	—	—	148,024
Residential	—	203,220	—	2,757	—	200,463
Total real estate construction and land	—	351,244	—	2,757	—	348,487
Commercial:
Asset-based	5,003	9,547	4,561	12,506	442	(2,959)
Venture capital	75,406	125,320	7,805	98,633	67,601	26,687
Other commercial	19,949	38,741	26,044	9,984	(6,095)	28,757
Total commercial	100,358	173,608	38,410	121,123	61,948	52,485
Consumer	709	7,408	1,159	7,192	(450)	216
Total	$563,502	$1,097,315	$228,417	$513,312	$335,085	$584,003
During 2024, classified loans and leases increased by $335.1 million to $563.5 million at December 31, 2024 due mainly to increases of $225.5 million in commercial real estate mortgage classified loans, $67.6 million in venture capital commercial classified loans, $38.2 million in multi-family real estate mortgage classified loans, and $9.8 million in other residential real estate mortgage classified loans, offset partially by a decrease of $6.1 million in other commercial classified loans.
During 2024, special mention loans and leases increased by $584.0 million to $1.1 billion at December 31, 2024 due primarily to increases of $200.5 million in residential real estate construction and land special mention loans, $148.0 million in commercial real estate construction and land special mention loans, $128.3 million in commercial real estate mortgage special mention loans, and $94.3 million in multi-family real estate mortgage special mention loans, offset partially by a decrease of $39.8 million in other residential real estate mortgage special mention loans.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2024, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 risk-based capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, and a minimum total risk-based capital ratio of 10.00%.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2024, such disallowed amounts were $307.6 million for the Company and $293.5 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At December 31, 2024, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL 5-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2024 ratios include this election. This regulatory guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount was phased out of regulatory capital evenly over the three years from 2022 to 2024. The add-back as of December 31, 2024 ranged from 0 basis points to 3 basis points for the capital ratios below.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital	For Capital	For Well
	December 31,		Adequacy	Conservation	Capitalized
	2024	2023	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	10.15%	9.00%	4.00%	N/A	N/A
CET1 capital ratio	10.55%	10.14%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.97%	12.44%	6.00%	8.50%	N/A
Total capital ratio	17.05%	16.43%	8.00%	10.50%	N/A

Banc of California:
Tier 1 leverage capital ratio	11.08%	9.62%	4.00%	N/A	5.00%
CET1 capital ratio	14.17%	13.27%	4.50%	7.00%	6.50%
Tier 1 capital ratio	14.17%	13.27%	6.00%	8.50%	8.00%
Total capital ratio	16.65%	15.75%	8.00%	10.50%	10.00%
The Company's consolidated Tier 1 leverage and Tier 1 capital ratios increased during the year ended December 31, 2024 due mainly to net earnings and lower risk-weighted assets attributable primarily to securities and loan sales, offset partially by dividends declared and paid and higher disallowed DTAs.

Subordinated Debt
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. As of December 31, 2024, the carrying value of subordinated debt totaled $941.9 million. At December 31, 2024, $131.0 million of the trust preferred securities were included in the Company's Tier I capital and $796.0 million were included in Tier II capital. For a more detailed discussion of our subordinated debt, see "Item 1. Business - Supervision and Regulation - Capital Requirements."
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.9 billion at December 31, 2024, and $527.9 million pledged for letters of credit and a balance outstanding of $1.1 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.5 billion of certain qualifying loans and $19.8 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Secured Discount Window Advance totaling $6.3 billion at December 31, 2024, which was $6.3 billion is available. The FRBSF Discount Window secured credit line was collateralized by liens on $5.9 billion of qualifying loans and $1.5 billion of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $265.0 million in the aggregate with several correspondent banks. As of December 31, 2024, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2024, there was no outstanding balance through the AFX. Additionally, the holding company has a $50.0 million unsecured revolving line of credit with a correspondent bank. As of December 31, 2024, there was no balance outstanding.

The following tables provide a summary of the Company’s primary and secondary liquidity levels at the dates indicated:

	December 31,	December 31,
Primary Liquidity - On-Balance Sheet	2024	2023
	(Dollars in thousands)
Cash and due from banks	$192,006	$202,427
Interest-earning deposits in financial institutions	2,310,206	5,175,149
Less: Restricted cash	(184,159)	(185,147)
Securities available-for-sale, at fair value	2,246,839	2,346,864
Less: Pledged securities available-for-sale, at fair value	(4,200)	(2,063,754)
Less: Haircut on securities available-for-sale	(193,191)	—
Total primary liquidity	$4,367,501	$5,475,539

Ratio of primary liquidity to total assets	13.0%	14.2%

Secondary Liquidity - Off-Balance Sheet	December 31,	December 31,
Available Secured Borrowing Capacity	2024	2023
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,853,652	$5,302,210
Less: Secured advances outstanding	(1,100,000)	—
Less: Letters of credit	(527,893)	(243,801)
Available secured borrowing capacity with the FHLB	5,225,759	4,502,682
Available secured borrowing capacity with the FRBSF	6,295,540	6,916,235
Total secondary liquidity	$11,521,299	$11,974,644
During the year ended December 31, 2024, the Company's primary liquidity decreased by $1.1 billion to $4.4 billion at December 31, 2024 due mainly to a decrease of $2.9 billion in interest-earning deposits in financial institutions, offset partially by a decrease of $2.1 billion in pledged AFS securities. We also include certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. During the year ended December 31, 2024, the Company's secondary liquidity decreased by $453.3 million to $11.5 billion at December 31, 2024 due mainly to a decrease in available secured borrowing capacity with the FRBSF of $620.7 million, offset partially by an increase in available secured borrowing capacity with the FHLB of $167.4 million.
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
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2024, brokered deposits totaled $2.7 billion, consisting of $0.6 billion of non-maturity brokered accounts and $2.1 billion of brokered time deposits. At December 31, 2023, brokered deposits totaled $4.6 billion, consisting of $1.1 billion of non-maturity brokered accounts and $3.5 billion of brokered time deposits.
Our liquidity policy includes guidelines, which are governed by the Company's Risk Appetite Statement, which include the following metrics: Primary Liquidity Ratio (unencumbered liquid assets and the market value of unpledged AFS securities, net of a haircut, divided by total assets), Brokered Deposits to Total Funding Ratio (wholesale deposits to total deposits plus borrowings), Total Borrowings to Total Funding Ratio (borrowings to total deposits and borrowings), Short-Term Non-Core Funding Ratio (retail time deposits of $250,000 or more that mature within one year, brokered deposits that mature within one year, listing service deposits that mature within one year, official checks, escrow and title company deposits, 1031 exchange accommodator deposits, Federal Funds purchased, and borrowings that mature within one year as a percentage of total assets) and the Wholesale Funding Ratio (wholesale deposits and borrowings to total assets). At December 31, 2024, the Bank was in compliance with all of its funding concentration liquidity guidelines.

Holding Company Liquidity
Banc of California, Inc. acts as a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and Banc of California, Inc.'s ability to raise capital, issue subordinated and senior debt, and secure outside borrowings. Banc of California, Inc.'s ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock and preferred stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. Banc of California, Inc.'s ability to pay dividends is also subject to the restrictions set forth by the FRB, and by certain covenants contained in our subordinated debt. See “Item 1. Business - Supervision and Regulation - Banc of California, Inc. - Repurchases/Redemptions; Dividends” and Note 22. Dividend Availability and Regulatory Matters of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for discussions of factors affecting the availability of dividends and limitations on the ability to declare dividends.
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
At December 31, 2024, Banc of California, Inc. had $192.3 million in cash and cash equivalents, of which a portion is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Material Cash Requirements
Our material contractual obligations are primarily for time deposits, subordinated debt, commitments to contribute capital to investments in LIHTC partnerships, SBICs and CRA-related loan pools, and operating lease obligations. At December 31, 2024, time deposits totaled $4.6 billion, of which $4.0 billion was due within one year. Gross subordinated debt totaled $1.0 billion, all of which was due after five years. Our liability to contribute capital to LIHTC partnerships was $117.5 million and our commitment to contribute capital to SBICs and CRA-related loan pools was $79.7 million for a combined total of $197.1 million, of which $124.6 million was due within one year. Our operating lease obligation for leased facilities totaled $138.7 million, of which $31.9 million was due within one year. For further information regarding these items, see Note 10. Deposits, Note 11. Borrowings and Subordinated Debt, Note 8. Other Assets, Note 13. Commitments and Contingencies, and Note 9. Leases of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At December 31, 2024, our loan commitments and standby letters of credit were $4.9 billion and $201.8 million, respectively. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “- Liquidity - Liquidity Management,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of December 31, 2024, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in a foreign currency were $7.2 million and $26.7 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $7.7 million and $28.5 million. We recognized foreign currency translation net losses of $1.0 million for the year ended December 31, 2024 and $0.3 million for the year ended December 31, 2023, and a net gain of $2.0 million for the year ended December 31, 2022.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk - Company Governance. On a monthly basis, we measure our IRR position using two methods: (i) Net Interest Income simulation analysis and (ii) Economic Value of Equity modeling. The Management Finance Committee and the Finance Committee of the Company's Board of Directors review the results of these analyses at least quarterly. As discussed in more detail below, if projected changes to interest rates cause changes to our simulated net present value of equity and/or net interest income to be outside our pre-established IRR limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
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
The IRR Model is updated monthly, and the IRR Model results are reported to MFC and the Finance Committee of the Company's Board of Directors at each monthly or quarterly meeting, as applicable.
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

The MFC is comprised of select members of senior management. The Company also has a Finance Committee of the Boards of Directors of the Company and the Bank (together with MFC, the “ALCOs”). In order to manage the risk of potential adverse effects of material and prolonged or volatile changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while management monitors adherence to those guidelines with oversight by the ALCOs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet no less than quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our economic value of equity analysis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability, and capital targets, we evaluate various strategies including:
•Complementing our current loan origination platform through strategic acquisitions of whole loans;
•Strategically managing multiple warehouse relationships;
•Originating shorter-term consumer loans;
•Managing the level of investments and duration of investment securities;
•Managing our deposits to establish stable deposit relationships; and
•Using FHLB advances and/or certain derivatives such as swaps as hedges to align maturities and repricing terms.
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
Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Finance Committee of the Boards of Directors of the Company and Bank, which delegates the day-to-day management of interest rate risk to the MFC. MFC ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. The Finance Committee of the Boards of Directors of the Company and the Bank reviews the results of our interest rate risk modeling quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of our asset liability management policy, our Board of Directors periodically reviews the interest rate risk policy limits.
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
We used a NII simulation model to measure the estimated changes in NII that would result over the next twelve months from immediate and sustained changes in interest rates as of December 31, 2024. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next twelve months, therefore the results reflect an interest rate shock to a static balance sheet. This model is an interest rate risk management tool, and the results are not necessarily an indication of our future net interest income.
EVE measures the period end present value of assets minus the present value of liabilities. Asset liability management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios. In some ways, the economic value approach provides a broader scope than net interest income volatility approach since it captures all anticipated cash flows.
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
At December 31, 2024, our interest rate risk profile is “neutral”, as compared to a slightly “liability sensitive” interest rate risk profile position as of December 31, 2023. This shift to neutral is primarily due to the change in the mix of loans related to fixed rate loan sales, variable rate loan growth, and the AFS securities portfolio repositioning during 2024. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at December 31, 2024 and net interest income over the next twelve months, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
December 31, 2024	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+100 bps	$5,550	$35	0.6%	$1,090	$6	0.6%
0 bps	$5,515			$1,084
-100 bps	$5,809	$294	5.3%	$1,075	$(9)	(0.8)%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

Management’s Report on Internal Control Over Financial Reporting	107
Reports of Independent Registered Public Accounting Firms (Ernst & Young LLP, Irvine, CA, Auditor Firm ID: 42) (KPMG LLP, Irvine, CA, Auditor Firm ID: 185)	108
Consolidated Balance Sheets as of December 31, 2024 and 2023	112
Consolidated Statements of Earnings (Loss) for the Years Ended December 31, 2024, 2023, and 2022	113
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023, and 2022	114
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022	115
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	117
Notes to Consolidated Financial Statements	119

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
As of December 31, 2024, Banc of California, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Banc of California, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for loan and lease losses - collectively evaluated
Description of the Matter
The Company’s allowance for loan and lease losses (ALLL) was $239.4 million as of December 31, 2024, of which $234.0 million relates to the collectively evaluated ALLL. The provision for loan and lease losses was $43.5 million for the year ended December 31, 2024. As discussed in Note 1, the ALLL is measured using the current expected credit loss (CECL) approach for the Company’s loan and lease portfolio. The ALLL is comprised on an individually evaluated component for loans and leases that no longer share similar risk characteristics with other loans and leases and a pooled loans component for loans and leases that share similar risk characteristics. The Company’s CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to its population of loans and leases and assessed at a pool level. The quantitative CECL model estimates credit losses by applying pool-specific probability of default and loss given default rates to the expected exposure at default over the contractual life of loans and leases. The qualitative component considers internal and external risk factors that may not be adequately assessed in the quantitative model.

Auditing management’s collectively evaluated ALLL estimate and related provision for loan and lease losses was complex due to the judgmental nature of the probability weighted economic scenarios, loss models and qualitative adjustments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over establishing the collectively evaluated ALLL. For example, we tested controls over: 1) the selection and application of forward-looking economic scenarios and the probability weights assigned to them; 2) loss models, including model validation and the completeness and accuracy of inputs and assumptions used in the models; and 3) management’s consideration of qualitative factors.

We assessed the economic scenarios and related probability weights by, among other procedures, evaluating management’s methodology and comparing economic variables used by management to external sources. We also performed sensitivity analyses and analytical procedures as well as evaluated the ALLL to historical statistics and peer bank information. With respect to the loss models, with the support of specialists and among other procedures, we evaluated model calculation design and reperformed the calculation for a sample of models. We also tested inputs and assumptions used in these models by comparing a sample of inputs and assumptions to internal and external sources.

With respect to qualitative adjustments, with the support of specialists and among other procedures, we evaluated management’s methodology, assumptions used, and the effect of those factors on the collectively evaluated ALLL compared with relevant credit risk factors and credit trends. We searched for and evaluated information that corroborates or contradicts management’s identification and measurement of qualitative factors.

We evaluated the overall ALLL amount, including model estimates, qualitative factors adjustments, and whether the recorded ALLL appropriately reflects expected credit losses on the loan and lease portfolio. We reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the ALLL.

/s/ Ernst & Young LLP
We served as the Company's auditor since 2024.
Irvine, California
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Banc of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 3, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG
We served as the Company's auditor from 1982 to 2024.
Irvine, California
February 29, 2024, except as to Note 24 - Segment Reporting, which is as of March 3, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$192,006	$202,427
Interest-earning deposits in financial institutions	2,310,206	5,175,149
Total cash, cash equivalents, and restricted cash	2,502,212	5,377,576
Securities available-for-sale, at fair value, net of allowance for credit losses
(amortized cost of $2,526,644 and $2,699,255, respectively)	2,246,839	2,346,864
Securities held-to-maturity, at amortized cost, net of allowance for credit losses
(fair value of $2,156,694 and $2,168,316, respectively)	2,306,149	2,287,291
FRB and FHLB stock, at cost	147,773	126,346
Total investment securities	4,700,761	4,760,501
Loans held for sale	26,331	122,757
Loans and leases held for investment	23,781,663	25,489,687
Allowance for loan and lease losses	(239,360)	(281,687)
Loans and leases held for investment, net	23,542,303	25,208,000
Equipment leased to others under operating leases	307,188	344,325
Premises and equipment, net	142,546	146,798
Bank owned life insurance	339,517	339,643
Goodwill	214,521	198,627
Intangible assets, net	132,944	165,477
Deferred tax asset, net	720,587	739,111
Other assets	913,954	1,131,249
Total assets	$33,542,864	$38,534,064

LIABILITIES:
Noninterest-bearing deposits	$7,719,913	$7,774,254
Interest-bearing deposits	19,471,996	22,627,515
Total deposits	27,191,909	30,401,769
Borrowings (including $118,838 and $123,116 at fair value, respectively)	1,391,814	2,911,322
Subordinated debt	941,923	936,599
Accrued interest payable and other liabilities	517,269	893,609
Total liabilities	30,042,915	35,143,299

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 158,557,735 shares issued and 158,346,529 outstanding at December 31, 2024; 157,651,752 shares issued and 156,790,349 outstanding at
December 31, 2023)	1,586	1,577
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at December 31, 2024
and 477,321 shares issued at December 31, 2023)	5	5
Non-voting common stock equivalents ($0.01 par value, 9,790,600 shares issued at
December 31, 2024 and 10,829,990 shares issued at December 31, 2023)	98	108
Additional paid-in capital	3,785,725	3,840,974
Retained deficit	(431,201)	(518,301)
Accumulated other comprehensive loss, net	(354,780)	(432,114)
Total stockholders' equity	3,499,949	3,390,765
Total liabilities and stockholders' equity	$33,542,864	$38,534,064

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$1,501,534	$1,496,357	$1,312,580
Investment securities	140,794	174,996	209,751
Deposits in financial institutions	170,377	299,647	34,158
Total interest income	1,812,705	1,971,000	1,556,489
Interest expense:
Deposits	715,984	748,423	200,449
Borrowings	104,398	416,744	25,645
Subordinated debt	66,273	58,705	39,633
Total interest expense	886,655	1,223,872	265,727
Net interest income	926,050	747,128	1,290,762
Provision for credit losses	42,801	52,000	24,500
Net interest income after provision for credit losses	883,249	695,128	1,266,262
Noninterest income:
Leased equipment income	51,109	63,167	50,586
Other commissions and fees	33,258	38,086	43,635
Service charges on deposit accounts	18,583	16,468	13,991
Gain (loss) on sale of loans and leases	645	(161,346)	518
Loss on sale of securities	(60,400)	(442,413)	(50,321)
Dividends and gains (losses) on equity investments	7,982	15,731	(3,389)
Warrant income (loss)	408	(718)	2,490
LOCOM HFS adjustment	215	(8,461)	—
Other income	25,345	31,201	17,317
Total noninterest income (loss)	77,145	(448,285)	74,827
Noninterest expense:
Compensation	341,396	332,353	406,839
Insurance and assessments	70,779	135,666	25,486
Customer related expense	129,471	124,104	55,273
Occupancy	67,993	61,668	60,964
Information technology and data processing	60,418	51,805	45,796
Leased equipment depreciation	29,271	34,243	35,658
Other professional services	20,857	24,623	30,278
Loan expense	17,306	20,458	24,572
Intangible asset amortization	33,143	11,419	13,576
Acquisition, integration and reorganization costs	(14,183)	142,633	5,703
Goodwill impairment	—	1,376,736	29,000
Other expense	35,289	142,473	40,376
Total noninterest expense	791,740	2,458,181	773,521
Earnings (loss) before income taxes	168,654	(2,211,338)	567,568
Income tax expense (benefit)	41,766	(312,201)	143,955
Net earnings (loss)	126,888	(1,899,137)	423,613
Preferred stock dividends	39,788	39,788	19,339
Net earnings (loss) available to common and equivalent stockholders	$87,100	$(1,938,925)	$404,274

Earnings (loss) per share:
Basic	$0.52	$(22.71)	$5.14
Diluted	$0.52	$(22.71)	$5.14
See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net earnings (loss)	$126,888	$(1,899,137)	$423,613
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities available-for-sale
arising during the year	11,987	16,525	(952,391)
Income tax (expense) benefit related to net unrealized holding gains
(losses) arising during the year	(3,057)	(3,938)	262,049
Unrealized net holding gains (losses) on securities available-for-sale,
net of tax	8,930	12,587	(690,342)
Reclassification adjustment for net losses included in net earnings (1)	60,400	442,413	50,321
Income tax benefit related to reclassification adjustment	(17,143)	(120,797)	(12,397)
Reclassification adjustment for net losses included in
net earnings, net of tax	43,257	321,616	37,924
Unrealized net loss on securities transferred from
available-for-sale to held-to-maturity	—	—	(218,326)
Amortization of unrealized net loss on securities transferred
from available-for-sale to held-to-maturity	32,815	31,895	18,191
Income tax expense related to amortization of unrealized net loss on
securities transferred from available-for-sale to held-to-maturity	(9,312)	(8,835)	(4,318)
Amortization of unrealized net loss on securities transferred
from available-for-sale to held-to-maturity, net of tax	23,503	23,060	13,873
Change in fair value of credit-linked notes	(2,589)	7,794	—
Income tax benefit (expense) related to change in fair value of
credit-linked notes	760	(2,211)	—
Change in fair value of credit-linked notes,
net of tax	(1,829)	5,583	—
Unrealized gain (loss) on cash flow hedges arising during the year	4,897	(5,714)	—
Income tax (expense) benefit related to unrealized (loss) gain on
cash flow hedges arising during the year	(1,424)	1,657	—
Unrealized gain (loss) on cash flow hedges, net of tax	3,473	(4,057)	—
Other comprehensive income (loss), net of tax	77,334	358,789	(856,871)
Comprehensive income (loss)	$204,222	$(1,540,348)	$(433,258)
__________________________________
(1)    Entire amount recognized in "(Loss) gain on sale of securities" on the Consolidated Statements of Earnings (Loss).

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional	Retained	Other
	Preferred		Non-	Stock	Paid-in	Earnings	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	(Deficit)	Income (Loss)	Total
	(In thousands, except per share amount)
Balance, December 31, 2021	$—	$1,221	$—	$—	$2,916,091	$1,016,350	$65,968	$3,999,630
Net earnings	—	—	—	—	—	423,613	—	423,613
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(856,871)	(856,871)
Issuance of preferred stock,
net of offering costs	498,516	—	—	—	—	—	—	498,516
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	9	—	—	34,760	—	—	34,769
Restricted stock surrendered	—	—	—	—	(9,531)	—	—	(9,531)
Cash dividends paid:
Preferred stock, $0.9420/share	—	—		—	—	(19,339)	—	(19,339)
Common stock, $1.52/share(1)	—	—	—	—	(120,256)	—	—	(120,256)
Balance, December 31, 2022	498,516	1,230	—	—	2,821,064	1,420,624	(790,903)	3,950,531
Net loss	—	—	—	—	—	(1,899,137)	—	(1,899,137)
Other comprehensive income,
net of tax	—	—	—	—	—	—	358,789	358,789
Issuance of common stock for
merger with PacWest Bancorp	—	130	5	—	662,869	—	—	663,004
Proceeds from capital raise	—	217	—	108	382,575	—	—	382,900
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	28,697	—	—	28,697
Restricted stock surrendered	—	—	—	—	(5,419)	—	—	(5,419)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	69	—	—	69
Cash dividends paid:
Preferred stock, $1.9380/share	—	—	—	—	—	(39,788)	—	(39,788)
Common stock, $0.53/share(1)	—	—	—	—	(48,881)	—	—	(48,881)
Balance, December 31, 2023	498,516	1,577	5	108	3,840,974	(518,301)	(432,114)	3,390,765
Net earnings	—	—	—	—	—	126,888	—	126,888
Other comprehensive income,
net of tax	—	—	—	—	—	—	77,334	77,334
Conversion of non-voting
common stock equivalents
to voting common stock	—	10	—	(10)	—	—	—	—
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(1)	—	—	15,449	—	—	15,448
Restricted stock surrendered	—	—	—	—	(2,708)	—	—	(2,708)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	308	—	—	308
Cash dividends paid:
Preferred stock, $1.9380/share	—	—	—	—	—	(39,788)	—	(39,788)
Common stock, $0.40/share	—	—	—	—	(68,298)	—	—	(68,298)
Balance, December 31, 2024	$498,516	$1,586	$5	$98	$3,785,725	$(431,201)	$(354,780)	$3,499,949
____________________
(1)    Dividends per share amounts prior to November 30, 2023 have been restated as a result of the restatement of common stock outstanding being multiplied by the exchange ratio of 0.6569.

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(In ones)
Number of shares, December 31, 2021	—	78,555,290	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	587,731	—	—
Restricted stock surrendered	—	(169,152)	—	—
Issuance of preferred stock	513,250	—	—	—
Number of shares, December 31, 2022	513,250	78,973,869	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	55,422	—	—
Restricted stock surrendered	—	(230,773)	—	—
Issuance of stock for merger with PacWest Bancorp	—	57,157,632	477,321	—
Shares issued in capital raise	—	21,690,334	—	10,829,990
Shares purchased under Dividend Reinvestment Plan	—	5,268	—	—
Number of shares, December 31, 2023	513,250	157,651,752	477,321	10,829,990
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	(54,555)	—	—
Restricted stock surrendered	—	(99,357)	—	—
Shares purchased under Dividend Reinvestment Plan	—	20,505	—	—
Conversion of non-voting common stock equivalents
to voting common stock	—	1,039,390	—	(1,039,390)
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$126,888	$(1,899,137)	$423,613
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	1,376,736	29,000
Depreciation and amortization	54,593	52,691	53,595
Amortization of net premiums on investment securities	23,809	37,488	52,749
Accretion of net purchased loan discounts and deferred loan fees	(105,089)	—	—
Amortization of intangible assets	33,143	11,419	13,576
Amortization of operating lease ROU assets	33,666	27,176	30,228
Provision for credit losses	42,801	52,000	24,500
Gain on sale of foreclosed assets, net	(819)	(586)	(3,470)
Provision for losses on foreclosed assets	1,885	1,992	29
(Gain) loss on sale of loans and leases, net	(645)	161,346	(518)
Loss (gain) on disposal of premises and equipment	647	(571)	104
Loss on sale of securities, net	60,400	442,413	50,321
Gain on BOLI death benefits	(1,100)	(416)	—
Unrealized (gain) loss on derivatives, foreign currencies, and
credit-linked notes, net	(276)	5,629	(1,089)
LOCOM HFS adjustment	(215)	8,461	—
Earned stock compensation	15,448	28,697	34,769
Decrease (increase) in other assets	167,973	(214,614)	(83,666)
(Decrease) increase in accrued interest payable and other liabilities	(375,735)	45,044	78,231
Net cash provided by operating activities	77,374	135,768	701,972
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	—	335,319	—
Net (increase) decrease in loans and leases	(662,358)	464,057	(5,816,608)
Proceeds from sales of loans and leases	2,455,814	8,524,063	72,214
Proceeds from maturities and paydowns of securities available-for-sale	243,572	261,042	658,719
Proceeds from sales of securities available-for-sale	693,338	3,028,011	2,013,094
Purchases of securities available-for-sale	(835,949)	(13,439)	(380,251)
Proceeds from maturities and paydowns of securities held-to-maturity	1,398	1,353	851
Purchases of FHLB and FRB stock	(23,440)	(304,014)	(160,315)
Redemptions of FHLB and FRB stock	2,013	272,162	143,275
Proceeds from sales of foreclosed assets	16,909	17,137	19,247
Purchases of premises and equipment, net	(13,047)	(15,219)	(20,128)
Proceeds from sales of premises and equipment	190	9,018	11
Proceeds from BOLI death benefits	5,058	3,946	555
Net decrease (increase) in equipment leased to others under operating leases	7,866	25,709	(100,734)
Net cash provided by (used in) investing activities	1,891,364	12,609,145	(3,570,070)
See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(54,341)	(5,722,546)	(3,330,776)
Net (decrease) increase in interest-bearing deposits	(3,155,519)	(4,359,678)	2,269,353
Repayments of borrowings	(2,623,756)	(2,320,516)	—
Proceeds from borrowings	1,100,000	2,506,300	1,763,119
Net proceeds from stock issuance	—	382,900	—
Net proceeds from preferred stock offering	—	—	498,516
Shares purchased under the Dividend Reinvestment Plan	308	69	—
Restricted stock surrendered	(2,708)	(5,419)	(9,531)
Preferred stock dividends paid	(39,788)	(39,788)	(19,339)
Common stock dividends paid	(68,298)	(48,881)	(120,256)
Net cash (used in) provided by financing activities	(4,844,102)	(9,607,559)	1,051,086
Net (decrease) increase in cash and cash equivalents	(2,875,364)	3,137,354	(1,817,012)
Cash and cash equivalents, beginning of year	5,377,576	2,240,222	4,057,234
Cash and cash equivalents, end of year	$2,502,212	$5,377,576	$2,240,222

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,014,839	$1,063,981	$238,377
Cash (received) paid for income taxes	(14,450)	(68,168)	97,254
Loans transferred to foreclosed assets	19,978	20,915	7,985
Transfers from loans held for investment to loans held for sale	1,930,285	3,162,615	76,253
Transfers to loans held for investment from loans held for sale	1,179	513,914	—
Transfer of securities available-for-sale to held-to-maturity	—	—	2,260,407

Effective November 30, 2023, the Company merged with PacWest Bancorp in a transaction summarized as follows:
Fair value of assets acquired		$8,405,477
Stock consideration		(663,004)
Liabilities assumed		$7,742,473

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
(b) Accounting Standards Adopted in 2024
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Effective January 1, 2024, the Company adopted ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)." This standard expands the proportional amortization method to account for investments in all tax credit structures. That accounting method was previously allowed only for LIHTC investments, but now is available, by election, to all community development tax credit investment reporting that meets five conditions. Under the new guidance, reporting entities can make accounting policy elections on a tax-credit-program-by-tax-credit-program basis, rather than for individual investments or at the reporting entity level. The Company adopted this update on a prospective basis and determined that the adoption of this amendment did not have a material impact on the Company's consolidated financial statements.
The Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's CODM and a description of other segment items, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported segment measure(s) in assessing segment performance and deciding how to allocate resources. This Update became effective for the fiscal year ending December 31, 2024 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 24. Segment Reporting.
(c) Use of Estimates
The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments), the carrying value of goodwill and other intangible assets, the fair value of assets and liabilities acquired in business combinations and the related purchase price allocation, and the realization of DTAs. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
(d) Reclassifications
Certain items on the consolidated financial statements and notes for the prior years have been reclassified to conform to the 2024 presentation. In the consolidated statements of earnings (loss), we reclassified software and data subscription expense from "Noninterest expense - Other expense" to "Noninterest expense - Information technology and data processing."
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Premiums on callable securities are amortized to the earliest call date. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. Such gains or losses are included in "Loss on sale of securities" on the consolidated statements of earnings (loss).
Available-for-sale debt securities. AFS debt securities are carried at fair value and are subject to impairment testing. Premiums and discounts are amortized or accreted over the life of the security as an adjustment to its yield using the interest method. Realized gains or losses from the sale of securities are calculated using the specific identification method. A security is impaired if the fair value of the security is less than its amortized cost basis. When an AFS debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components (if any) of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security. The amortized cost of the Company's available-for-sale debt securities excludes accrued interest receivable, which is included in "Other assets" on the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on AFS debt securities, as the Company reverses any accrued interest against interest income if a debt security is impaired.
Transfer between categories of debt securities. Upon transfer of a debt security from the AFS category to the HTM category, the security's new amortized cost is reset to fair value, reduced by any previous write-offs but excluding any allowance for credit losses. Any associated unrealized gains or losses on such investments as of the date of transfer become part of the security's amortized cost and are subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income on the date of transfer are also subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. For transfers of securities from the AFS category to the HTM category, any allowance for credit losses that was previously recorded under the AFS model is reversed and an allowance for credit losses is subsequently recorded under the HTM debt security model. The reversal and re-establishment of the allowance for credit losses are recorded in the "Provisions for credit losses" on the Company's consolidated statements of earnings (loss).
Held-to-maturity debt securities. Debt securities that the Company has the intent and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of the allowance for credit losses. Premiums and discounts are amortized or accreted over the life of the security as an adjustment to its yield using the interest method. Realized gains or losses from the sale of securities are calculated using the specific identification method. HTM debt securities are generally placed on nonaccrual status using factors similar to those described for loans. The amortized cost of the Company's HTM debt securities excludes accrued interest receivable, which is included in "Other assets" on the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivable on held-to-maturity debt securities, as the Company reverses any accrued interest against interest income if a debt security is placed on nonaccrual status. Any cash collected on nonaccrual HTM securities is applied to reduce the security's amortized cost basis and not as interest income. Generally, the Company returns a HTM security to accrual status when all delinquent interest and principal become current under the contractual terms of the security, and the collectability of remaining principal and interest is no longer doubtful.
(g) Allowance for Credit Losses on Held-to-Maturity Debt Securities
The allowance for credit losses for HTM debt securities is recorded at the time of purchase, acquisition, or when the Company designates securities as HTM, representing the Company's best estimate of current expected credit losses as of the date of the consolidated balance sheets. For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For debt securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are either guaranteed or issued by the U.S. government or government agency, are highly rated by major rating agencies, and have a long history of no credit losses, are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on HTM debt securities and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount that the Company expects to collect.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Investments in common or preferred stock that are not publicly traded and certain investments in limited partnerships are considered equity investments that do not have a readily determinable fair value. On a quarterly basis, we review our equity investments without readily determinable fair values for impairment. We consider a number of qualitative factors such as whether there is a significant deterioration in earnings performance, credit rating, asset quality, or business prospects of the investee in determining if impairment exists. If the investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in “Noninterest income - Other income.”
Our equity investments also include our investments in Small Business Investment Companies (“SBICs”). All of our SBIC investments meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of NAV per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs are required to value and report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of our SBIC investments as gains or losses on equity investments in our consolidated statements of earnings (loss). The carrying value of our SBIC investments is equal to the capital account balance per each SBIC entities' quarterly financial statements.
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
Purchased loans. All loans purchased or acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination or issuance as of the acquisition date and are classified as either (i) loans purchased without evidence of deteriorated credit quality (“non-PCD loans”), or (ii) loans purchased that have experienced a more-than-insignificant deterioration in credit quality, referred to as PCD loans.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Acquired non‑PCD loans. Acquired non‑PCD loans are those loans for which there was no evidence of a more-than-insignificant credit deterioration at their acquisition date, and it was probable that we would be able to collect all contractually required payments. Acquired non‑PCD loans, together with originated loans, are referred to as non‑PCD loans. Non-PCD loans are recorded at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the interest method. Purchase discounts or premiums on acquired non‑PCD loans are recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Defaulted loans and leases with outstanding balances greater than $250,000 are reviewed individually for expected credit loss. Individually evaluated loans are measured at the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based on the estimated fair value of the underlying collateral. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral. An individually evaluated reserve and/or charge-off would be recognized when the present value of expected future cash flows or the fair value of the underlying collateral is below the amortized cost of the loan. If the measured amount of any individually reviewed loan exceeds its amortized cost, further review is required to determine whether a positive allowance should be added (but only up to amounts previously written off) to its amortized cost basis in order to reflect the net amount expected to be collected.
Loan Modifications to Borrowers Experiencing Financial Difficulty. Loan modifications made to borrowers experiencing financial difficulty constitute modifications of receivables in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. ASU 2022-02 eliminated the concept of troubled debt restructurings and introduced broader modification reporting requirements. Previously, troubled debt restructurings included any type of modification that included a below market concession which was granted both to a borrower in financial difficulty and as a result of financial difficulty. Loan modifications made to borrowers experiencing financial difficulty no longer consider whether a market concession has been granted, as was required with troubled debt restructurings, but rather includes as modifications within the four listed reportable modification types to a borrower deemed to be experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. Loans reported in this classification have a rating of substandard or worse, and may include both accruing and nonaccruing loans. Loans are assessed to determine whether the modification constitutes a new loan or a continuation of the existing loan. Depending on the terms of the modification and nature of the borrower, this may result in a downgrade or placing a loan on nonaccrual status, which in turn would impact the loan's classification within the ALLL. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.
(j) Allowance for Credit Losses on Loans and Leases Held for Investment
The allowance for loan and lease losses is measured using the CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.
The allowance for credit losses on loans and leases held for investment is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, and the provision for HTM and AFS debt securities.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Our CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to our population of loans and leases and assessed at a pool level. The quantitative CECL model estimates credit losses by applying pool-specific probability of default ("PD") and loss given default ("LGD") rates to the expected exposure at default ("EAD") over the contractual life of loans and leases. The qualitative component considers internal and external risk factors that may not be appropriately assessed in the quantitative model.
The loan portfolio is segmented into four loan segments, nine loan classes, and 20 loan pools (excluding Paycheck Protection Program loans, which are fully government guaranteed) based upon loan type that share similar default risk characteristics to calculate quantitative loss factors for each pool. Two of these loan pools have insignificant current balances, insignificant historical losses, thus, estimated losses are calculated using historical loss rates from the first quarter of 2009 to the current period rather than econometric regression modeling. For the purchased single-family residential mortgage loans, a third-party model for estimating prepayment, PD, and LGD based on forecasted economic conditions and historical residential mortgage loan performance from 2004 to June 2020 is applied. For the remaining 15 loan pools, we estimate the PD during the reasonable and supportable forecast period using seven econometric regression models developed to correlate macroeconomic variables to historical credit performance (based on quarterly transition matrices for the economic cycle from 2009 to the first quarter of 2024, which include risk rating upgrades/downgrades and defaults).
The loans and unfunded commitments are grouped into ten LGD pools based on portfolio classes that share similar collateral risk characteristics. LGD rates are computed based on the net charge-offs recognized divided by the EAD of defaulted loans starting with the first quarter of 2009 to the current period. The PD and LGD rates are applied to the EAD at the loan or lease level based on contractual scheduled payments and estimated prepayments. We use our actual historical loan prepayment experience from 2009 to the first quarter of 2024, adjusted for forecasted economic conditions, to estimate future prepayments by loan pool. Loans and leases with outstanding balances less than or equal to $250,000, where it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement, remain in their respective pools and are assigned a 100% probability of default.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the reasonable and supportable forecast period, future macroeconomic events and circumstances are estimated over a 4-quarter time horizon using an economic forecast that is consistent with management's current expectations for the 15 loan pools. We use economic forecasts from Moody's Analytics in this process. The economic forecast is updated monthly; therefore, the forecast used for each quarter-end calculation is generally released a few weeks prior to quarter-end. If economic conditions as of the balance sheet date change materially, management would consider a qualitative adjustment. The key macroeconomic assumptions used in each of the seven PD regression models include two or three of the following economic indicators: Real gross domestic product, unemployment rates, CRE Price Index, the BBB corporate spread, Real Disposable Income and Dow Jones Market Index.
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
The PDs calculated by the quantitative models are highly correlated to our internal risk ratings assigned to each loan and lease. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans and leases on a regular basis. The credit risk ratings assigned to every loan and lease are as follows:
•High Pass: (Risk ratings 1-2) Loans and leases rated as "high pass" exhibit a favorable credit profile and have minimal risk characteristics. Repayment in full is expected, even in adverse economic conditions.
•Pass: (Risk ratings 3-4.5) Loans and leases rated as "pass" are not adversely classified and collection and repayment in full are expected.
•Special Mention: (Risk rating 5) Loans and leases rated as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.
•Substandard: (Risk rating 6) Loans and leases rated as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.
•Doubtful: (Risk rating 7) Loans and leases rated as "doubtful" have all the weaknesses of those rated as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.
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
The qualitative portion of the reserve on pooled loans and leases represents management’s judgment of additional considerations to account for internal and external risk factors that are not appropriately measured in the quantitative reserve. The qualitative loss factors consider idiosyncratic risk factors, conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. Current and forecasted economic trends and underlying market values for collateral dependent loans are generally considered to be encompassed within the CECL quantitative reserve. An incremental qualitative adjustment may be considered when economic forecasts exhibit higher levels of volatility or uncertainty.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In addition to economic conditions and collateral dependency, the other qualitative criteria we consider when establishing the loss factors include the following:
•Legal and Regulatory - matters that could impact our borrowers’ ability to repay our loans and leases;
•Concentrations - loan and lease portfolio composition and any loan or geographic concentrations;
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
We estimate the reserve for unfunded loan commitments using the same PD, LGD, and prepayment rates for the quantitative credit losses and qualitative loss factors as used for the allowance for loan and lease losses. The EAD for the reserve for unfunded loan commitments is computed using expected future utilization rates of the unfunded commitments during the contractual life of the commitments based on historical usage by loan pool from 2015 to the first quarter of 2024. The utilization rates are updated on an annual basis.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
On a periodic basis, the Company evaluates its DTAs to assess whether they are expected to be realized in the future. This determination is based on currently available facts and circumstances, including our current and projected future tax positions, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of DTAs is based on our future profitability. To the extent our DTAs are not considered more likely than not to be realized, we are required to record a valuation allowance on our DTAs by charging earnings. The Company also evaluates existing valuation allowances periodically to determine if sufficient evidence exists to support an increase or reduction in the allowance.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
(q) Operating Leases
As of December 31, 2024, the Company only had operating leases related to our leased facilities. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease ROU assets and operating lease liabilities, which are reported in "Other assets" and "Accrued interest payable and other liabilities" on the Company's consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
We have provided lease financing for solar renewable electric generating facilities which provides us tax credits. The deferral method of accounting is used to record the tax credits related to these transactions. The investment tax credits are initially recorded as a reduction to the related investment and then amortized over the life of the investment to interest income.
(s) Stock-Based Compensation
The Company issues stock-based compensation instruments consisting of restricted stock units ("RSUs"), time-based restricted stock awards ("TRSAs") and performance stock units ("PSUs"). Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the required service period using the straight‑line method. The market price of our voting common stock at the date of grant is used to determine the grant date fair value of restricted stock awards and units. For stock awards and units that contain a market condition, a Monte Carlo simulation valuation model is used to calculate the grant date fair value of such awards. Forfeitures of stock-based awards are recognized when they occur. Compensation expense related to PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. PSUs expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Unvested RSUs participate with common stock in any dividends declared, but are only paid on the shares which ultimately vest, if any, at each vesting date. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid since the last vesting date of the award. Unvested TRSAs participate with common stock in any dividends declared and paid. Dividends are paid on unvested TRSAs and are charged to equity, and the related tax impact is recorded to income tax expense. Dividends paid on forfeited TRSAs are charged to compensation expense. Unvested PSUs participate with common stock in any dividends declared, but are only paid on the shares which ultimately vest, if any, at the end of the performance period. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the performance period. Such dividends are accrued during the performance period at the estimated level of shares to be received by the award holder.
(t) Derivative Instruments
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and interest rate risk, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our foreign currency derivatives are not designated as accounting hedges and recorded at fair value in "Other assets" and "Accrued interest payable and other liabilities" in the consolidated balance sheet. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - Other income" in the consolidated statements of earnings (loss).
The Bank offers interest rate swap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable-rate loans. When such products are issued, we also enter into an offsetting swap with institutional counterparties to eliminate the interest rate risk to us. These back-to-back swap agreements, which generate fee income for us, are intended to offset each other. We retain the credit risk of the original loan. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. These swaps are not designated as accounting hedges and are recorded at fair value in "Other assets" and "Accrued interest payable and other liabilities" in the consolidated balance sheets. The changes in fair value are recorded in "Noninterest income - Other income" in the consolidated statements of earnings (loss).

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
(u) Transfer of Financial Asset
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
We have sold financial assets in the normal course of business including individual or portfolio loans and securities sales. In accordance with accounting guidance for asset transfers, we consider any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, our continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.
(v) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings (loss); changes in the net unrealized gains (losses) on AFS debt securities, net; changes in the net unrealized loss on securities transferred to HTM, net; changes in the fair value of credit-linked notes; and changes in the fair value of cash flow hedges, net, and is presented in the consolidated statements of comprehensive income (loss).
(w) Earnings (Loss) Per Common Share
Earnings (loss) per common share (“EPS”) is computed under the two-class method. Basic EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted average number of shares outstanding. Net income (loss) allocated to common stockholders is computed by subtracting income (loss) allocated to participating securities, participating securities dividends, preferred stock dividends and preferred stock redemptions from net income. All unvested restricted stock awards and NVCE shares that contain rights to non-forfeitable dividends are considered participating securities. In the two-class method, the amount of our earnings (loss) available to common stockholders is divided by the weighted average shares outstanding, excluding any unvested restricted stock.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Diluted EPS is calculated using the more dilutive of either the treasury method or the two-class method. The dilutive calculation considers common stock issuable under the assumed exercise of warrants, as well as performance-based RSUs granted under the Company’s stock plans using the treasury stock method, if dilutive. Diluted EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect, if any, of unvested restricted stock and units and outstanding warrants.
(x) Business Combinations
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
(y) Business Segments
We regularly assess our strategic plans, operations, reporting structures and financial information provided to management to identify our reportable segments. We operated as one reportable segment - Commercial Banking. The factors considered in making this determination include the nature of products and services offered, geographic regions in which we operate and how information is reviewed by our CODM. See Note 24. Segment Reporting.
(z) Advertising Costs
Advertising costs are expensed as incurred.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(aa) Recently Issued Accounting Standards

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The standard, among other changes, improves annual income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The enhanced income tax disclosure requirements apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. Additionally, early adoption is permitted.	Annual periods beginning after December 31, 2024	The Company is evaluating the impact of this standard on its consolidated financial statements.

		Effective	Effect on the Financial Statements
Standard	Description	Date	or Other Significant Matters
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The standard includes requirements that an entity disclose in the notes to the financial statements specified information about certain costs and expenses, including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) other amounts of depletion expense included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses.	Annual periods beginning after December 31, 2026, and interim reporting periods beginning after December 31, 2027	The Company is evaluating the impact of this standard on its consolidated financial statements.

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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The estimates of fair value were recorded based on initial valuations available at the Merger Date and further adjusted in 2024 based on new information. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that were highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information obtained during the measurement period resulted in changes in 2024. During the year ended December 31, 2024, the Company recorded adjustments related to the Merger resulting in an increase to goodwill of $15.9 million, within the one-year measurement period subsequent to the acquisition date of November 30, 2023. These adjustments largely related to the estimated fair value of acquired loans. The measurement period ended on the earlier of one year after the Merger Date or the date that the Company concluded that all necessary information about the facts and circumstances that existed as of the Merger Date had been obtained.
In connection with the Merger, the Company recorded $214.5 million of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Information regarding the allocation of goodwill recorded as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in Note 7. Goodwill and Other Intangible Assets, Net of the Notes to Consolidated Financial Statements. None of the goodwill recognized is expected to be deductible for income tax purposes.
NOTE 3. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the year ended December 31, 2024 and 2023. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the consolidated balance sheets. As of December 31, 2024 and 2023, we pledged cash collateral for our derivative contracts of $5.3 million and $3.3 million. In connection with the issuance of the credit-linked notes on September 29, 2022, legacy Pacific Western Bank established a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $119.6 million at December 31, 2024 and $125.2 million at December 31, 2023. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. At December 31, 2024 and 2023, the balance of such restricted cash totaled $59.3 million and $56.6 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 4.  INVESTMENT SECURITIES
Transfer of Securities Available-for-Sale to Held-to Maturity
Effective June 1, 2022, the Company transferred $2.3 billion in fair value of municipal securities, agency commercial MBS, private label commercial MBS, U.S. Treasury securities, and corporate debt securities from AFS to HTM. At the time of transfer, $218.3 million of unrealized losses, net of tax, was retained in "Accumulated other comprehensive loss, net" on the consolidated balance sheets. The amount remaining in "Accumulated other comprehensive loss, net" at December 31, 2024 was $157.9 million.
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	December 31, 2024
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,051,601	$—	$1,051,601	$—	$(189,761)	$861,840
Agency commercial MBS	52,610	—	52,610	—	(1,046)	51,564
Agency residential CMOs	467,319	—	467,319	223	(20,911)	446,631
Municipal securities	602	—	602	—	(8)	594
Corporate debt securities	289,098	—	289,098	—	(31,386)	257,712
Private label residential CMOs	352,615	—	352,615	7	(35,712)	316,910
Collateralized loan obligations	278,976	—	278,976	469	(29)	279,416
Private label commercial MBS	13,585	—	13,585	—	(1,213)	12,372
Asset-backed securities	15,674	—	15,674	—	(74)	15,600
SBA securities	4,564	—	4,564	—	(364)	4,200
Total (1)	$2,526,644	$—	$2,526,644	$699	$(280,504)	$2,246,839

_________________________
(1)    Excludes accrued interest receivable of $12.6 million at December 31, 2024 which is recorded in "Other assets" on the consolidated balance sheets.

	December 31, 2023
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,388,801	$—	$1,388,801	$—	$(201,192)	$1,187,609
Agency commercial MBS	268,639	—	268,639	—	(15,333)	253,306
Agency residential CMOs	320,984	—	320,984	—	(36,650)	284,334
Municipal securities	29,192	—	29,192	—	(1,109)	28,083
Corporate debt securities	327,426	(199)	327,227	259	(60,254)	267,232
Private label residential CMOs	193,071	—	193,071	—	(34,659)	158,412
Collateralized loan obligations	109,168	—	109,168	—	(752)	108,416
Private label commercial MBS	22,126	—	22,126	—	(1,313)	20,813
Asset-backed securities	20,241	—	20,241	—	(289)	19,952
SBA securities	14,642	—	14,642	—	(903)	13,739
U.S. Treasury securities	4,965	—	4,965	3	—	4,968
Total (1)	$2,699,255	$(199)	$2,699,056	$262	$(352,454)	$2,346,864
_________________________
(1)    Excludes accrued interest receivable of $10.0 million at December 31, 2023 which is recorded in "Other assets" on the consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
See Note 15. Fair Value Measurements for information on fair value measurements and methodology.
At December 31, 2023, the Company had an allowance for credit losses on AFS securities of $199,000 on one corporate debt security of other financial institutions that were downgraded to below investment grade by external credit agencies. During 2024, the Company sold that security and reversed this allowance. As of December 31, 2024, we believe there was no credit impairment and the decline in fair value of our securities was primarily attributable to changes in interest rates and credit spreads. We do not currently intend to sell any of the securities in an unrealized loss position and it is not more likely than not the Company will be required to sell these securities before their anticipated recovery and the Company has therefore recorded the unrealized losses in accumulated other comprehensive loss ("AOCI").
As of December 31, 2024, securities available‑for‑sale with a fair value of $4.2 million were pledged as collateral solely for public deposits.
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Year Ended December 31,
Sales of Securities Available-for-Sale	2024	2023	2022
	(In thousands)
Amortized cost of securities sold	$753,738	$3,470,424	$2,063,415

Gross realized gains	$1,396	$—	$6,032
Gross realized losses	(61,796)	(442,413)	(56,353)
Net realized losses	$(60,400)	$(442,413)	$(50,321)
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$861,840	$(189,761)	$861,840	$(189,761)
Agency commercial MBS	40,291	(87)	11,273	(959)	51,564	(1,046)
Agency residential CMOs	273,347	(1,994)	104,757	(18,917)	378,104	(20,911)
Municipal securities	—	—	594	(8)	594	(8)
Corporate debt securities	15,968	(32)	241,744	(31,354)	257,712	(31,386)
Private label residential CMOs	180,915	(1,031)	129,178	(34,681)	310,093	(35,712)
Collateralized loan obligations	38,771	(29)	—	—	38,771	(29)
Private label commercial MBS	—	—	12,372	(1,213)	12,372	(1,213)
Asset-backed securities	15,600	(74)	—	—	15,600	(74)
SBA securities	—	—	4,200	(364)	4,200	(364)
Total	$564,892	$(3,247)	$1,365,958	$(277,257)	$1,930,850	$(280,504)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$1,187,609	$(201,192)	$1,187,609	$(201,192)
Agency commercial MBS	—	—	253,306	(15,333)	253,306	(15,333)
Agency residential CMOs	—	—	284,334	(36,650)	284,334	(36,650)
Municipal securities	—	—	28,083	(1,109)	28,083	(1,109)
Corporate debt securities	—	—	265,431	(60,254)	265,431	(60,254)
Private label residential CMOs	—	—	158,412	(34,659)	158,412	(34,659)
Collateralized loan obligations	—	—	66,886	(752)	66,886	(752)
Private label commercial MBS	—	—	20,813	(1,313)	20,813	(1,313)
Asset-backed securities	—	—	19,952	(289)	19,952	(289)
SBA securities	—	—	13,739	(903)	13,739	(903)
Total	$—	$—	$2,298,565	$(352,454)	$2,298,565	$(352,454)
The securities that were in an unrealized loss position at December 31, 2024, were considered impaired and required further review to determine if the unrealized losses were credit-related. We concluded their unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related and recognized the unrealized losses in "Accumulated other comprehensive loss, net" of "Stockholders' equity" on the consolidated balance sheets.
Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our AFS securities portfolio based on amortized cost and fair value as of the date indicated:

	December 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$1,051,601	$1,051,601
Agency commercial MBS	—	30,384	9,994	12,232	52,610
Agency residential CMOs	—	—	14,892	452,427	467,319
Municipal securities	—	602	—	—	602
Corporate debt securities	—	5,000	284,098	—	289,098
Private label residential CMOs	—	—	—	352,615	352,615
Collateralized loan obligations	—	4,535	167,864	106,577	278,976
Private label commercial MBS	—	—	996	12,589	13,585
Asset-backed securities	—	—	—	15,674	15,674
SBA securities	—	—	4,564	—	4,564
Total	$—	$40,521	$482,408	$2,003,715	$2,526,644

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$861,840	$861,840
Agency commercial MBS	—	30,312	9,979	11,273	51,564
Agency residential CMOs	—	—	14,899	431,732	446,631
Municipal securities	—	594	—	—	594
Corporate debt securities	—	4,842	252,870	—	257,712
Private label residential CMOs	—	—	—	316,910	316,910
Collateralized loan obligations	—	4,539	167,973	106,904	279,416
Private label commercial MBS	—	—	976	11,396	12,372
Asset-backed securities	—	—	—	15,600	15,600
SBA securities	—	—	4,200	—	4,200
Total	$—	$40,287	$450,897	$1,755,655	$2,246,839
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Securities Held-to-Maturity
The following tables present amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of HTM securities as of the dates indicated:

	December 31, 2024
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,251,364	$(140)	$1,251,224	$35	$(54,799)	$1,196,460
Agency commercial MBS	440,476	—	440,476	—	(37,840)	402,636
Private label commercial MBS	355,342	—	355,342	—	(26,226)	329,116
U.S. Treasury securities	189,985	—	189,985	—	(16,702)	173,283
Corporate debt securities	70,482	(1,360)	69,122	—	(13,923)	55,199
Total (1)	$2,307,649	$(1,500)	$2,306,149	$35	$(149,490)	$2,156,694
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at December 31, 2024 which is recorded in "Other assets" on the consolidated balance sheets.

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
As of December 31, 2024, HTM securities with an amortized cost of $2.2 billion and a fair value of $2.1 billion were pledged as collateral primarily for the FRB secured line of credit and public deposits.
Allowance for Credit Losses on Securities Held-to-Maturity
The following tables present the changes by major security type in our allowance for credit losses on HTM securities for the years indicated:

	Year Ended December 31, 2024
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as HTM. The allowance for credit losses on HTM securities is representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in other assets on the consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the allowance for credit losses based primarily on credit ratings.
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its HTM securities. The following tables present our HTM securities portfolio by the lowest available credit rating as of the dates indicated:

	December 31, 2024
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$571,347	$369,072	$218,581	$72,952	$1,667	$—	$17,745	$1,251,364
Agency commercial MBS	—	440,476	—	—	—	—	—	440,476
Private label commercial MBS	355,342	—	—	—	—	—	—	355,342
U.S. Treasury securities	—	189,985	—	—	—	—	—	189,985
Corporate debt securities	—	—	—	—	—	44,507	25,975	70,482
Total	$926,689	$999,533	$218,581	$72,952	$1,667	$44,507	$43,720	$2,307,649

	December 31, 2023
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$564,127	$397,542	$167,905	$86,243	$1,787	$—	$17,699	$1,247,310
Agency commercial MBS	—	433,827	—	—	—	—	—	433,827
Private label commercial MBS	350,493	—	—	—	—	—	—	350,493
U.S. Treasury securities	—	187,033	—	—	—	—	—	187,033
Corporate debt securities	—	—	—	—	—	44,371	25,757	70,128
Total	$914,620	$1,018,402	$167,905	$86,243	$1,787	$44,371	$43,456	$2,288,791

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our HTM securities portfolio based on amortized cost and fair value as of the date indicated:

	December 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$20,281	$449,652	$781,431	$1,251,364
Agency commercial MBS	—	31,997	408,479	—	440,476
Private label commercial MBS	—	—	36,846	318,496	355,342
U.S. Treasury securities	—	—	189,985	—	189,985
Corporate debt securities	—	—	10,151	60,331	70,482
Total	$—	$52,278	$1,095,113	$1,160,258	$2,307,649

	December 31, 2024
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$20,135	$425,876	$750,449	$1,196,460
Agency commercial MBS	—	29,273	373,363	—	402,636
Private label commercial MBS	—	—	34,668	294,448	329,116
U.S. Treasury securities	—	—	173,283	—	173,283
Corporate debt securities	—	—	9,381	45,818	55,199
Total	$—	$49,408	$1,016,571	$1,090,715	$2,156,694
CMBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
FRB and FHLB Stock
In connection with borrowing facilities with the FRB and FHLB, the Bank owned FRB and FHLB stock carried at cost of $147.8 million and $126.3 million at December 31, 2024 and 2023. We evaluated the carrying value of our FRB and FHLB stock investment at December 31, 2024 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FRB and FHLB, repurchase activity of excess stock by the FRB and FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Taxable interest	$114,656	$150,710	$179,496
Non-taxable interest	18,594	19,479	28,936
Dividend income	7,544	4,807	1,319
Total interest income on investment securities	$140,794	$174,996	$209,751
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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	December 31,
	2024	2023
	(In thousands)
Real estate mortgage	$13,605,595	$16,378,537
Real estate construction and land (1)	3,187,146	3,183,357
Commercial	6,788,923	5,780,346
Consumer	402,254	454,474
Total gross loans and leases held for investment	23,983,918	25,796,714
Unearned discounts, net (2)	(175,713)	(261,984)
Deferred fees, net	(26,542)	(45,043)
Total loans and leases held for investment	23,781,663	25,489,687
Allowance for loan and lease losses	(239,360)	(281,687)
Total loans and leases held for investment, net (3)	$23,542,303	$25,208,000
____________________
(1)    Includes land and acquisition and development loans of $223.9 million and $228.9 million at December 31, 2024 and 2023.
(2)    Represents net acquisition discounts of $235.2 million and net purchase premiums of $59.5 million at December 31, 2024, and net acquisition discounts of $334.2 million and purchase premiums of $72.2 million at December 31, 2023.
(3)    Excludes accrued interest receivable of $96.8 million and $111.3 million at December 31, 2024 and 2023, which is recorded in "Other assets" on the consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present an aging analysis of our loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	December 31, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$27,700	$22,561	$50,261	$4,528,511	$4,578,772
Multi-family	10,346	21,860	32,206	6,009,507	6,041,713
Other residential	39,873	36,976	76,849	2,730,325	2,807,174
Total real estate mortgage	77,919	81,397	159,316	13,268,343	13,427,659
Real estate construction and land:
Commercial	—	—	—	799,131	799,131
Residential	—	—	—	2,373,162	2,373,162
Total real estate construction and land	—	—	—	3,172,293	3,172,293
Commercial:
Asset-based	1,795	—	1,795	2,086,174	2,087,969
Venture capital	5,534	—	5,534	1,532,242	1,537,776
Other commercial	3,295	6,956	10,251	3,142,833	3,153,084
Total commercial	10,624	6,956	17,580	6,761,249	6,778,829
Consumer	2,804	493	3,297	399,585	402,882
Total	$91,347	$88,846	$180,193	$23,601,470	$23,781,663

	December 31, 2023
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$12,618	$15,168	$27,786	$4,998,711	$5,026,497
Multi-family	2,302	1,020	3,322	6,021,857	6,025,179
Other residential	93,042	4,341	97,383	4,962,926	5,060,309
Total real estate mortgage	107,962	20,529	128,491	15,983,494	16,111,985
Real estate construction and land:
Commercial	—	—	—	759,585	759,585
Residential	—	—	—	2,399,684	2,399,684
Total real estate construction and land	—	—	—	3,159,269	3,159,269
Commercial:
Asset-based	608	2,689	3,297	2,185,788	2,189,085
Venture capital	—	—	—	1,446,362	1,446,362
Other commercial	1,276	6,993	8,269	2,121,591	2,129,860
Total commercial	1,884	9,682	11,566	5,753,741	5,765,307
Consumer	3,461	670	4,131	448,995	453,126
Total	$113,307	$30,881	$144,188	$25,345,499	$25,489,687

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our nonaccrual and performing loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	December 31,
	2024			2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$97,655	$4,481,117	$4,578,772	$15,669	$5,010,828	$5,026,497
Multi-family	22,763	6,018,950	6,041,713	1,020	6,024,159	6,025,179
Other residential	46,788	2,760,386	2,807,174	31,041	5,029,268	5,060,309
Total real estate mortgage	167,206	13,260,453	13,427,659	47,730	16,064,255	16,111,985
Real estate construction and land:
Commercial	—	799,131	799,131	—	759,585	759,585
Residential	—	2,373,162	2,373,162	—	2,399,684	2,399,684
Total real estate construction and land	—	3,172,293	3,172,293	—	3,159,269	3,159,269
Commercial:
Asset-based	1,940	2,086,029	2,087,969	2,689	2,186,396	2,189,085
Venture capital	6,291	1,531,485	1,537,776	325	1,446,037	1,446,362
Other commercial	13,544	3,139,540	3,153,084	10,972	2,118,888	2,129,860
Total commercial	21,775	6,757,054	6,778,829	13,986	5,751,321	5,765,307
Consumer	624	402,258	402,882	811	452,315	453,126
Total	$189,605	$23,592,058	$23,781,663	$62,527	$25,427,160	$25,489,687
At December 31, 2024, there were no loans 90 or more days past due and still accruing. At December 31, 2023, there was one loan for $11.8 million that was 90 or more days past due and still accruing.
The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2024 and 2023 had such loans and leases been current in accordance with their original terms was $7.8 million and $5.8 million for 2024 and 2023.
At December 31, 2024, nonaccrual loans and leases included $88.8 million of loans and leases 90 or more days past due, $40.6 million of loans 30 to 89 days past due and $60.2 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2023, nonaccrual loans and leases included $19.1 million of loans and leases 90 or more days past due, $11.4 million of loans 30 to 89 days past due and $32.0 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2024, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $62.3 million and represented 33% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$301,278	$348,014	$3,929,480	$4,578,772
Multi-family	113,164	202,690	5,725,859	6,041,713
Other residential	47,993	14,351	2,744,830	2,807,174
Total real estate mortgage	462,435	565,055	12,400,169	13,427,659
Real estate construction and land:
Commercial	—	148,024	651,107	799,131
Residential	—	203,220	2,169,942	2,373,162
Total real estate construction and land	—	351,244	2,821,049	3,172,293
Commercial:
Asset-based	5,003	9,547	2,073,419	2,087,969
Venture capital	75,406	125,320	1,337,050	1,537,776
Other commercial	19,949	38,741	3,094,394	3,153,084
Total commercial	100,358	173,608	6,504,863	6,778,829
Consumer	709	7,408	394,765	402,882
Total	$563,502	$1,097,315	$22,120,846	$23,781,663

	December 31, 2023
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$75,739	$219,687	$4,731,071	$5,026,497
Multi-family	74,954	108,356	5,841,869	6,025,179
Other residential	38,155	54,197	4,967,957	5,060,309
Total real estate mortgage	188,848	382,240	15,540,897	16,111,985
Real estate construction and land:
Commercial	—	—	759,585	759,585
Residential	—	2,757	2,396,927	2,399,684
Total real estate construction and land	—	2,757	3,156,512	3,159,269
Commercial:
Asset-based	4,561	12,506	2,172,018	2,189,085
Venture capital	7,805	98,633	1,339,924	1,446,362
Other commercial	26,044	9,984	2,093,832	2,129,860
Total commercial	38,410	121,123	5,605,774	5,765,307
Consumer	1,159	7,192	444,775	453,126
Total	$228,417	$513,312	$24,747,958	$25,489,687

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the year indicated:

	At and For the Year Ended
	December 31, 2024		December 31, 2023
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$9,864	$—	$385	$—
Multi-family	—	—	—	—
Other residential	223	—	514	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	—	—
Commercial:
Asset based	—	—	—	—
Venture capital	757	—	—	—
Other commercial	8,885	—	1,613	—
Consumer	624	—	811	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$87,791	$13	$15,284	$31
Multi-family	22,763	—	1,020	—
Other residential	46,565	—	30,527	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	—	—
Commercial:
Asset based	1,940	—	2,689	—
Venture capital	5,534	—	325	—
Other commercial	4,659	—	9,359	10
Consumer	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$167,206	$13	$47,730	$31
Real estate construction and land	—	—	—	—
Commercial	21,775	—	13,986	10
Consumer	624	—	811	—
Total	$189,605	$13	$62,527	$41

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$1,694	$—	$26,166	$22,821	$8,089	$78,588	$1	$—	$137,359
3-4.5 Pass	232,808	132,389	800,877	682,806	450,822	1,407,314	56,481	28,624	3,792,121
5 Special mention	—	23,844	123,589	24,364	—	176,217	—	—	348,014
6-8 Classified	13,587	1,765	27,579	68,488	20,853	169,006	—	—	301,278
Total	$248,089	$157,998	$978,211	$798,479	$479,764	$1,831,125	$56,482	$28,624	$4,578,772
Current YTD period:
Gross charge-offs	$—	$—	$175	$12,217	$9,714	$1,481	$—	$—	$23,587

Real Estate Mortgage:
Multi-Family
Internal risk rating:
1-2 High pass	$—	$—	$55,847	$214,583	$62,942	$129,163	$—	$—	$462,535
3-4.5 Pass	223,333	60,137	2,037,864	1,154,452	451,602	1,324,816	11,120	—	5,263,324
5 Special mention	—	—	112,963	35,065	—	40,262	—	14,400	202,690
6-8 Classified	—	—	40,018	33,877	4,751	34,518	—	—	113,164
Total	$223,333	$60,137	$2,246,692	$1,437,977	$519,295	$1,528,759	$11,120	$14,400	$6,041,713
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$3,510	$—	$3,510
3-4.5 Pass	(562)	31,318	336,719	2,235,006	53,094	43,510	42,158	77	2,741,320
5 Special mention	—	310	8,121	5,644	—	276	—	—	14,351
6-8 Classified	—	3,571	25,616	17,189	—	1,448	169	—	47,993
Total	$(562)	$35,199	$370,456	$2,257,839	$53,094	$45,234	$45,837	$77	$2,807,174
Current YTD period:
Gross charge-offs	$—	$3,445	$29,099	$6,394	$350	$67	$175	$—	$39,530
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	29,674	47,183	404,732	115,729	45,576	8,213	—	—	651,107
5 Special mention	10,501	—	—	111,933	—	—	25,590	—	148,024
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$40,175	$47,183	$404,732	$227,662	$45,576	$8,213	$25,590	$—	$799,131
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	97,488	194,405	1,113,955	436,335	224,511	—	103,248	—	2,169,942
5 Special mention	—	—	143,136	60,084	—	—	—	—	203,220
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$97,488	$194,405	$1,257,091	$496,419	$224,511	$—	$103,248	$—	$2,373,162
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$39,542	$37,081	$163,918	$222,942	$15,730	$251,167	$195,994	$—	$926,374
3-4.5 Pass	100,098	88,514	180,433	68,372	9,653	34,331	618,036	47,608	1,147,045
5 Special mention	—	194	5,569	—	—	—	3,784	—	9,547
6-8 Classified	—	—	—	—	—	—	5,003	—	5,003
Total	$139,640	$125,789	$349,920	$291,314	$25,383	$285,498	$822,817	$47,608	$2,087,969
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$92	$—	$—	$—	$92
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(92)	$(100)	$—	$414	$2,101	$—	$72,745	$23,426	$98,494
3-4.5 Pass	100,854	104,022	79,659	76,224	3,784	17,749	777,199	79,065	1,238,556
5 Special mention	1,396	56,973	(1)	29,973	—	—	36,979	—	125,320
6-8 Classified	14,895	—	12,821	20,182	—	—	27,508	—	75,406
Total	$117,053	$160,895	$92,479	$126,793	$5,885	$17,749	$914,431	$102,491	$1,537,776
Current YTD period:
Gross charge-offs	$—	$2,272	$—	$14,000	$—	$2	$140	$—	$16,414
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$685	$241	$20,873	$3,360	$10	$(83)	$73,596	$—	$98,682
3-4.5 Pass	66,097	98,878	117,846	199,252	39,244	160,030	2,252,507	61,858	2,995,712
5 Special mention	6,462	8,912	2,880	144	—	127	20,073	143	38,741
6-8 Classified	—	1,397	1,243	2,365	—	5,836	8,234	874	19,949
Total	$73,244	$109,428	$142,842	$205,121	$39,254	$165,910	$2,354,410	$62,875	$3,153,084
Current YTD period:
Gross charge-offs	$—	$—	$1,144	$500	$1,696	$3,159	$2,712	$605	$9,816

Consumer
Internal risk rating:
1-2 High pass	$—	$—	$20	$15	$1	$—	$932	$—	$968
3-4.5 Pass	31,034	19,181	59,594	176,189	18,658	82,678	6,231	232	393,797
5 Special mention	—	—	1,327	4,179	142	1,760	—	—	7,408
6-8 Classified	—	—	32	283	34	350	—	10	709
Total	$31,034	$19,181	$60,973	$180,666	$18,835	$84,788	$7,163	$242	$402,882
Current YTD period:
Gross charge-offs	$—	$198	$790	$2,733	$352	$1,427	$4	$—	$5,504

Total Loans and Leases
Internal risk rating:
1-2 High pass	$41,829	$37,222	$266,824	$464,135	$88,873	$458,835	$346,778	$23,426	$1,727,922
3-4.5 Pass	880,824	776,027	5,131,679	5,144,365	1,296,944	3,078,641	3,866,980	217,464	20,392,924
5 Special mention	18,359	90,233	397,584	271,386	142	218,642	86,426	14,543	1,097,315
6-8 Classified	28,482	6,733	107,309	142,384	25,638	211,158	40,914	884	563,502
Total	$969,494	$910,215	$5,903,396	$6,022,270	$1,411,597	$3,967,276	$4,341,098	$256,317	$23,781,663
Current YTD period:
Gross charge-offs	$—	$5,915	$31,208	$35,844	$12,204	$6,136	$3,031	$605	$94,943
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
The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the year indicated with balances as of the date indicated:

	Year Ended December 31, 2024
	Loan Modifications
	Balances (Amortized Cost Basis) at
	December 31, 2024
					Combination - Term		Combination - Term
					Extension and		Extension and
					Interest Rate		Payment		Total Loan
	Term Extension		Payment Delay		Reduction		Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate
mortgage:
Commercial	$125,027	2.7%	$45,957	1.0%	$13,587	0.3%	$13,899	0.3%	$198,470	4.3%
Other residential	4,218	0.2%	—	—%	—	—%	—	—%	4,218	0.2%
Commercial:
Asset-based	1,940	0.1%	—	—%	—	—%	—	—%	1,940	0.1%
Venture capital	5,722	0.4%	758	—%	—	—%	12,064	0.8%	18,544	1.2%
Other
commercial	3,428	0.1%	—	—%	—	—%	36	—%	3,464	0.1%
Consumer	9	—%	—	—%	—	—%	—	—%	9	—%
Total	$140,344		$46,715		$13,587		$25,999		$226,645

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Loan Modifications
	Balances (Amortized Cost Basis) at
	December 31, 2023
					Combination - Term
					Extension and		Combination - Term
					Interest Rate		Extension and		Total Loan
	Term Extension		Payment Delay		Reduction		Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate
mortgage:
Other residential	$9,068	0.2%	$—	—%	$—	—%	$—	—%	$9,068	0.2%
Commercial:
Venture capital	—	—%	—	—%	—	—%	324	—%	324	—%
Other
commercial	4,410	0.2%	37	—%	5	—%	—	—%	4,452	0.2%
Consumer	14	—%	—	—%	2	—%	—	—%	16	—%
Total	$13,492		$37		$7		$324		$13,860
The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the year indicated:

Year Ended December 31, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 13 months.
Other residential	Extended maturity by a weighted average seven years.
Commercial:
Asset-based	Extended maturity by a weighted average seven months.
Venture capital	Extended maturity by a weighted average three years.
Other commercial	Extended maturity by a weighted average 13 months.
Consumer	Extended maturity by a weighted average 12 months.

Year Ended December 31, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments by a weighted average 24 months.
Commercial:
Venture capital	Deferred partial payments for three months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year Ended December 31, 2024
Combination - Term Extension and Principal Forgiveness
Real estate mortgage:
Commercial	Extended maturity by a weighted average three years and granted principal forgiveness totaling $4 million.

Year Ended December 31, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average five years and granted eight months of partial payment deferrals.
Commercial:
Venture capital	Extended maturity and granted payment deferrals for a weighted average of three months.
Other commercial	Extended maturity by a weighted average 10 years and granted four months of payment deferrals.

Year Ended December 31, 2023
Term Extension - Financial Effect
Real estate mortgage:
Other residential	Extended maturity by a weighted average seven months.
Commercial:
Other commercial	Extended maturity by a weighted average 19 months.
Consumer	Extended maturity by a weighted average 12 months.

Year Ended December 31, 2023
Payment Delay - Financial Effect
Commercial:
Other commercial	Provided 18 months of reduced payments to borrowers without extending the loan term.

Year Ended December 31, 2023
Combination - Term Extension and Interest Rate Reduction
Commercial:
Other commercial	Extended maturity by a weighted average 3 years and reduced weighted average contractual interest rate from 11.75% to 7.50%.
Consumer	Extended maturity by a weighted average 2 years and reduced weighted average contractual interest rate from 9.50% to 2.00%.

Year Ended December 31, 2023
Combination - Term Extension and Payment Delay
Commercial:
Venture capital	Extended maturity and granted payment deferrals for a weighted average of 18 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present the payment status of loans that were modified during the preceding 12-month period with related amortized cost balances as of the date indicated:

	Payment Status (Amortized Cost Basis) at
	December 31, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$188,799	$9,671	$—	$198,470
Other residential	679	—	3,539	4,218
Commercial:
Asset-based	1,940	—	—	1,940
Venture capital	18,544	—	—	18,544
Other commercial	3,464	—	—	3,464
Consumer	9	—	—	9
Total	$213,435	$9,671	$3,539	$226,645

	Payment Status (Amortized Cost Basis) at
	December 31, 2023
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$1,750	$—	$—	$1,750
Other residential	8,604	305	159	9,068
Commercial:
Venture capital	324	—	—	324
Other commercial	2,702	—	—	2,702
Consumer	16	—	—	16
Total	$13,396	$305	$159	$13,860
The following tables present information on loans that defaulted during the years indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the date indicated:

	Year Ended December 31, 2024
	Loan Modifications That Subsequently Defaulted
	Amortized Cost Basis at
	December 31, 2024
		Combination
	Term	Term Extension
	Extension	and Payment Delay	Total
	(In thousands)
Real estate mortgage:
Commercial	$9,671	$13,899	$23,570
Other residential	3,539	—	3,539
Total	$13,210	$13,899	$27,109

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Loan Modifications That
	Subsequently Defaulted
	Amortized Cost Basis at
	December 31, 2023
	Term
	Extension	Total
	(In thousands)
Real estate mortgage:
Other residential	$735	$735
Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet, but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for allowance for loan and lease losses. See Note 9. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the period indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$18,714	$16,671	$10,813
The following table presents the components of leases receivable as of the date indicated:

	December 31,
	2024	2023
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$202,815	$249,223
Unguaranteed residual assets	22,489	25,488
Deferred costs and other	1,955	2,715
Aggregate net investment in leases	$227,259	$277,426
The following table presents maturities of leases receivable as of the date indicated:

December 31, 2024
(In thousands)
Year Ending December 31,
2025	$74,522
2026	57,810
2027	41,952
2028	27,079
2029	20,171
Thereafter	5,229
Total undiscounted cash flows	226,763
Less: Unearned income	(23,948)
Present value of lease payments	$202,815

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the allowance for loan and lease losses on loans and leases held for investment by loan portfolio segment for the years indicated:

	Year Ended December 31, 2024
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$186,827	$33,830	$45,156	$15,874	$281,687
Charge-offs	(63,117)	—	(26,322)	(5,504)	(94,943)
Recoveries	2,766	—	5,711	639	9,116
Net charge-offs	(60,351)	—	(20,611)	(4,865)	(85,827)
Provision	19,278	(22,890)	43,288	3,824	43,500
Balance, end of year	$145,754	$10,940	$67,833	$14,833	$239,360

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$1,702	$—	$3,706	$—	$5,408
Collectively evaluated	$144,052	$10,940	$64,127	$14,833	$233,952

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$167,060	$—	$19,831	$—	$186,891
Collectively evaluated	13,260,599	3,172,293	6,758,998	402,882	23,594,772
Ending balance	$13,427,659	$3,172,293	$6,778,829	$402,882	$23,781,663

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$87,309	$52,320	$52,849	$8,254	$200,732
Initial ALLL on acquired PCD loans	21,968	328	3,193	134	25,623
Charge-offs	(47,370)	—	(13,661)	(2,397)	(63,428)
Recoveries	885	—	4,125	250	5,260
Net charge-offs	(46,485)	—	(9,536)	(2,147)	(58,168)
Provision	124,035	(18,818)	(1,350)	9,633	113,500
Balance, end of year	$186,827	$33,830	$45,156	$15,874	$281,687

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$186,827	$33,830	$45,156	$15,874	$281,687

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$47,007	$—	$12,373	$—	$59,380
Collectively evaluated	16,064,978	3,159,269	5,752,934	453,126	25,430,307
Ending balance	$16,111,985	$3,159,269	$5,765,307	$453,126	$25,489,687
The allowance for loan and lease losses decreased by $42.3 million in 2024 due primarily to $85.8 million of net charge-offs, offset partially by a provision for loan and lease losses of $43.5 million. For additional information regarding the calculation of the allowance for loan and lease losses using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the dates indicated:

	December 31,
	2024			2023
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$167,060	$—	$167,060	$47,952	$—	$47,952
Commercial	—	10,870	10,870	—	3,616	3,616
Total	$167,060	$10,870	$177,930	$47,952	$3,616	$51,568

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
The following tables present a summary of the activity in the allowance for loan and lease losses and reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$281,687	$29,571	$311,258
Charge-offs	(94,943)	—	(94,943)
Recoveries	9,116	—	9,116
Net charge-offs	(85,827)	—	(85,827)
Provision	43,500	(500)	43,000
Balance, end of year	$239,360	$29,071	$268,431

	Year Ended December 31, 2023
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$200,732	$91,071	$291,803
Initial allowance on acquired PCD loans	25,623	—	25,623
Charge-offs	(63,428)	—	(63,428)
Recoveries	5,260	—	5,260
Net charge-offs	(58,168)	—	(58,168)
Provision	113,500	(61,500)	52,000
Balance, end of year	$281,687	$29,571	$311,258

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 6.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2024	2023
	(In thousands)
Land	$8,874	$8,874
Buildings	95,410	92,891
Furniture, fixtures and equipment	52,274	59,923
Leasehold improvements	78,326	79,857
Premises and equipment, gross	234,884	241,545
Less: accumulated depreciation and amortization	(92,338)	(94,747)
Premises and equipment, net	$142,546	$146,798
Depreciation and amortization expense was $15.2 million, $12.6 million, and $12.4 million for the years ended December 31, 2024, 2023, and 2022.
NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
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
During the year ended December 31, 2024, the Company recorded adjustments related to the Merger resulting in an increase to goodwill of $15.9 million, within the one-year measurement period subsequent to the acquisition date of November 30, 2023. These adjustments largely related to the estimated fair value of acquired loans.
In performing our annual goodwill impairment testing in the fourth quarter of 2024 we considered relevant events and circumstances that may affect the fair value or carrying amount of our reporting unit. The events and circumstances we considered included macroeconomic conditions, industry conditions, and our financial performance. Based on our qualitative assessment, we concluded that there were no conditions, changes in operations, or results that indicated a triggering event had occurred in the fourth quarter of 2024. Thus, a quantitative assessment was not required, and we determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying value and there was no evidence of impairment.
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2022	$1,376,736
Impairment	(1,376,736)
Addition from the Merger with PacWest Bancorp	198,627
Balance, December 31, 2023	$198,627
Purchase accounting adjustments - Merger with PacWest Bancorp	15,894
Balance, December 31, 2024	$214,521

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the changes in CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$236,264	$91,550	$133,850
Addition from the PacWest Bancorp merger	—	145,464	—
Fully amortized portion	(57,500)	(750)	(42,300)
Balance, end of year	178,764	236,264	91,550
Accumulated Amortization:
Balance, beginning of year	(70,787)	(60,169)	(88,893)
Amortization expense	(32,533)	(11,368)	(13,576)
Fully amortized portion	57,500	750	42,300
Balance, end of year	(45,820)	(70,787)	(60,169)
Net CDI and CRI, end of year	$132,944	$165,477	$31,381
There was no impairment of CDI and CRI for the years ended December 31, 2024, 2023, and 2022.
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

December 31, 2024
(In thousands)
Year Ending December 31,
2025	$27,657
2026	24,412
2027	21,166
2028	17,920
2029	14,675
Thereafter	27,114
Net CDI and CRI	$132,944

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	December 31,
Other Assets	2024	2023
	(In thousands)
Investments:
LIHTC investments	$295,964	$347,478
SBIC investments	109,636	105,433
Alternative energy partnerships (HLBV investments)	17,472	18,442
Other equity and CRA investments	143,152	156,957
Total investments	566,224	628,310
Interest receivable	125,469	138,522
Operating lease ROU assets, net (1)	100,092	133,126
Prepaid expenses	39,432	43,498
Taxes receivable	18,009	34,268
Foreclosed assets, net	9,734	7,394
Equity warrants (2)	3,763	3,689
Other receivables/assets	51,231	142,442
Total other assets	$913,954	$1,131,249
____________________
(1)    See Note 9. Leases for further details regarding the operating lease ROU assets.
(2)    See Note 15. Fair Value Measurements for information regarding equity warrants.
Investments
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
The Company also invests as a limited partner in SBIC investments. All of our SBIC investments meet the definition of investment companies as defined in ASC 946. We elected the practical expedient available in Topic 820 which permits the use of NAV per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs are required to value and report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of our SBIC investments in "Noninterest income - Other income" on the consolidated statements of earnings (loss). The carrying value of our SBIC investments is equal to the capital account balance per each SBIC entities' quarterly financial statements.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Other equity and CRA investments consist of both equity investments with and without readily determinable fair values. The Company's equity investments without readily determinable fair values include investments in privately held companies, limited partnerships, entities from which we issued trust preferred securities, CRA-related loan pool investments, and CRA-related equity investments. The CRA-related loan pool and equity investments primarily consist of investments in partnerships which provide affordable housing and participations in loan pools which provide low-cost loans to low and moderate income applicants. We measure our equity investments without readily determinable fair values using the measurement alternative. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. Unrealized and realized gains and losses on equity investments without readily determinable fair values are recorded in "Noninterest income - Other income" on the consolidated statements of earnings (loss).
The Company's equity investments with readily determinable fair values include investments in public companies, often from the exercise of warrants, and publicly-traded mutual funds. Unrealized and realized gains and losses on equity investments with readily determinable fair values are recorded in "Noninterest income - Other income" on the consolidated statements of earnings (loss).
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings (loss). The following table presents the components of lease expense for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating Lease Expense:
Fixed costs	$33,298	$33,672	$33,323
Variable costs	524	217	129
Short-term lease costs	625	831	1,466
Sublease income	(4,753)	(2,081)	(4,048)
Net lease expense	$29,694	$32,639	$30,870
The following table presents supplemental cash flow information related to leases for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,333	$37,064	$35,677
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,429	$39,985	$39,661
The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

	December 31,
	2024	2023
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$100,092	$133,126
Operating lease liabilities	$124,355	$161,308

Weighted average remaining lease term (in years)	5.9	6.1
Weighted average discount rate	3.53%	3.40%
The following table presents the maturities of operating lease liabilities as of the date indicated:

December 31, 2024
(In thousands)
Year Ending December 31,
2025	$31,869
2026	27,874
2027	20,781
2028	16,565
2029	12,210
Thereafter	29,359
Total operating lease liabilities	138,658
Less: Imputed interest	(14,303)
Present value of operating lease liabilities	$124,355

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings (loss), according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Leased equipment income" in the consolidated statements of earnings (loss). The valuation of equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" for the years ended December 31, 2024 and 2023.
The following table presents the contractual rental payments to be received on operating leases as of the date indicated:

December 31, 2024
(In thousands)
Year Ending December 31,
2025	$39,062
2026	36,068
2027	29,103
2028	24,977
2029	23,470
Thereafter	45,234
Total undiscounted cash flows	$197,914
NOTE 10. DEPOSITS
The following table presents the components of interest‑bearing deposits as of the dates indicated:

	December 31,
Deposit Composition	2024	2023
	(In thousands)
Interest checking	$7,610,705	$7,808,764
Money market	5,361,635	6,187,889
Savings	1,933,232	1,997,989
Time deposits $250,000 and under	3,468,376	5,526,396
Time deposits over $250,000	1,098,048	1,106,477
Total interest-bearing deposits	$19,471,996	$22,627,515
Brokered time deposits totaled $2.1 billion and $3.5 billion at December 31, 2024 and 2023. Brokered non-maturity deposits totaled $0.6 billion and $1.1 billion at December 31, 2024 and 2023.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2024	and Under	$250,000	Total
	(In thousands)
Year of Maturity:
2025	$3,019,260	$1,029,692	$4,048,952
2026	444,699	63,888	508,587
2027	3,250	3,410	6,660
2028	802	793	1,595
2029	365	265	630
Thereafter	—	—	—
Total	$3,468,376	$1,098,048	$4,566,424
NOTE 11.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31,
	2024		2023
		Weighted		Weighted
		Average		Average
Borrowing Type	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,100,000	3.93%	$—	—%
Senior notes	174,000	5.25%	174,000	5.25%
Credit-linked notes	118,838	15.29%	123,116	16.02%
Bank Term Funding Program	—	—%	2,618,300	4.37%
Total borrowings	1,392,838	5.06%	2,915,416	4.92%
Acquisition discount on senior notes	(1,024)		(4,094)
Total borrowings, net (1)	$1,391,814		$2,911,322
___________________
(1)    All borrowings were held at the Bank level with the exception of the 5.25% Senior Notes due April 2025 ("Senior Notes"), which were issued at the holding company level.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB of $6.9 billion as of December 31, 2024, collateralized by a blanket lien on $10.5 billion of qualifying loans and $19.8 million of securities. As of December 31, 2024, there were $527.9 million in letters of credit pledged and $1.1 billion balances outstanding. As of December 31, 2023, there were $243.8 million in letters of credit pledged and no balances outstanding,

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	December 31, 2024
			Maturity
	Balance	Rate	Date
	(Dollars in thousands)
Term advance	$150,000	4.59%	6/26/2026
Term advance	150,000	4.63%	5/28/2027
Term advance	150,000	4.63%	6/3/2027
Term advance	150,000	4.39%	6/3/2027
Callable term advance	500,000	3.18%	9/18/2034
Total FHLB secured advances	$1,100,000	3.93%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of December 31, 2024, the Bank had secured borrowing capacity of $6.3 billion collateralized by liens covering $5.9 billion of qualifying loans and $1.5 billion of securities. As of December 31, 2024 and 2023, there was no balances outstanding.
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
Line of Credit Arrangement with Commercial Bank. On December 23, 2024, Banc of California, Inc. completed an unsecured revolving line of credit agreement with a correspondent bank for $50.0 million. The rate is based on 1-month SOFR plus a spread of 2.25% basis points. As of December 31, 2024, there was no balance outstanding.
Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.73% at December 31, 2024. The notes are linked to the credit risk of an approximately $2.34 billion reference pool of previously purchased single-family residential mortgage loans at December 31, 2024. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $118.8 million at December 31, 2024. See Note 3. Restricted Cash for information regarding the collateral for the notes and Note 14. Fair Value Option for additional information.
FRBSF Bank Term Funding Program. In March of 2023, the Bank participated in the FRBSF Bank Term Funding Program. As of December 31, 2024, there was no balance outstanding. As of December 31, 2023, the balance outstanding was $2.6 billion consisting of two term advances maturing in March 2024.
Federal Funds Arrangements with Commercial Banks. As of December 31, 2024, the Bank had unsecured lines of credit of $265.0 million in the aggregate with several correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of December 31, 2024 and December 31, 2023, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of December 31, 2024 and December 31, 2023, the were no balances outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	December 31,
	2024		2023		Issue	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Date	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(7)	$381,185	3.25%	$380,651	3.25%	4/30/2021	5/1/2031	Fixed rate (3)
Subordinated notes	75,000	4.375%	75,000	4.375%	10/30/2020	10/30/2030	Fixed rate (6)
Trust V	10,310	7.71%	10,310	8.74%	8/15/2003	9/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	7.67%	10,310	8.70%	9/3/2003	9/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	7.56%	5,155	8.59%	9/17/2003	9/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	7.60%	61,856	8.40%	2/5/2004	4/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	6.31%	20,619	7.34%	8/15/2005	9/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	6.22%	16,495	7.25%	1/25/2007	3/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	6.17%	10,310	7.20%	9/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	6.57%	82,475	7.60%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	6.80%	128,866	7.60%	12/14/2005	1/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	9.95%	51,545	10.45%	2/22/2006	4/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	6.80%	51,550	7.60%	9/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (4)	26,687	5.10%	28,453	6.00%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	9.95%	16,470	10.45%	12/5/2006	1/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	6.80%	6,650	7.60%	12/19/2006	1/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	6.80%	39,177	7.60%	6/13/2007	7/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.99%	7,217	9.02%	9/16/2002	9/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	6.89%	10,310	7.66%	10/4/2004	10/8/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,012,187	5.48%	1,013,419	5.93%
Acquisition discount (5)	(70,264)		(76,820)
Total subordinated debt, net	$941,923		$936,599
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $3.8 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly equal to 3-month Term SOFR, plus a spread of 252 basis points.
(4)    Denomination is in Euros with a value of €25.8 million.
(5)    Amount represents the fair value adjustment on trust preferred securities assumed in acquisitions.
(6)    Interest rate is fixed until October 30, 2025, when it changes to a floating rate equal to 3-month Term SOFR, plus a spread of 419.5 basis points.
(7)    Subordinated notes, net issued at the Bank level rather than the holding company level.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 12.  DERIVATIVES
We use derivative instruments and other risk management techniques to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates in accordance with our risk management policies and for certain loan clients to allow them to hedge the risk of rising interest rates and on their variable rate loans.
Our derivatives are carried at fair value and recorded in "Other assets" or "Accrued interest payable and other liabilities," as appropriate, in the consolidated balance sheets. On the date we enter into a derivative contract, the derivative is designated as a fair value hedge, cash flow hedge, or a hedge designation is not made as it is a customer-related transaction. When a derivative is designated as a fair value hedge or cash flow hedge, the Company performs an assessment at inception, and at least quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the fair value or cash flows of the hedged items.
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	December 31, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges	$300,000	$1,442	$—	$300,000	$—	$4,090
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	192,405	6,516	6,428	168,850	6,426	6,331
Foreign exchange contracts	36,155	515	1,134	45,742	1,883	128
Equity warrant assets	16,066	3,763	—	17,008	3,689	—
Total contracts	$544,626	$12,236	$7,562	$531,600	$11,998	$10,549
Cash Flow Hedge
Cash flow hedges included pay-fixed, receive-floating interest rate swap contracts with notional amounts aggregating $300.0 million, five-year terms, and varying maturity dates throughout 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk on a portion of the Company's borrowings. The cash flow hedges were deemed highly effective at inception and thereafter. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective are reported as a component of AOCI on the consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of December 31, 2024, the fair value of the cash flow hedges represented a net asset of $1.4 million, related to which a gain of $0.1 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $0.4 million.
Terminated Cash Flow Hedge
The Company terminated all of the pay-fixed, receive floating interest rate swap contracts classified as cash flow hedges with notional amounts of $355.0 million entered into during 2024. At December 31, 2024, we had a pre-tax net loss of $1.0 million deferred in AOCI related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges will be amortized into interest expense through the original maturity dates of the hedges as long as the hedged forecasted transactions continue to be expected to occur.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following schedule summarizes amounts deferred in AOCI related to terminated cash flow hedges that will be fully classified into interest expense by the third quarter of 2025:

2025
(In thousands)
Period AOCI Amortization for Terminated Cash Flow Hedges:
First quarter	$467
Second quarter	319
Third quarter	191
Total	$977
Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $192.4 million at December 31, 2024.
The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a combined cross currency swap/interest rate swap, which has had the effect of hedging the foreign currency risk and fixing the Euribor-based floating rate instrument at a fixed rate of 2.76% through July 2025. For the year ended December 31, 2024, changes in fair value and fees recorded to "Noninterest income" in the consolidated statements of earnings (loss) were immaterial.
See Note 15. Fair Value Measurements for additional information regarding equity warrant assets.
For further information regarding our derivatives, see Note 1. Nature of Operations and Summary of Significant
Accounting Policies.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 13.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	December 31,
	2024	2023
	(In thousands)
Loan commitments to extend credit	$4,887,690	$5,578,907
Standby letters of credit	201,768	252,572
Total	$5,089,458	$5,831,479
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $29.1 million at December 31, 2024 and $29.6 million at December 31, 2023.
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
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of December 31, 2024 and 2023, such commitments totaled $79.7 million and $94.5 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

December 31, 2024
(In thousands)
Year Ending December 31,
2025	$39,843
2026	39,843
Total	$79,686
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.34 billion reference pool of previously purchased single-family residential mortgage loans at December 31, 2024. The principal balance of the credit-linked notes was $119.1 million at December 31, 2024. The carrying value of the credit-linked notes at December 31, 2024 was $118.8 million, which approximated the fair value. For the years ended December 31, 2024, 2023, and 2022, interest expense on the credit-linked notes totaled $19.8 million, $20.2 million, and $4.7 million, respectively, and is recorded in "Interest expense - Borrowings" on the consolidated statements of earnings (loss).
The following table presents the changes in fair value of the credit-linked notes for the which the fair value option has been elected for the years indicated:

	Year Ended December 31,
Credit-Linked Notes	2024	2023	2022
	(In thousands)
Changes in fair value - gains (losses) included in earnings	$1,411	$(5,404)	$(911)
Changes in fair value - other comprehensive (loss) income	$(2,589)	$7,794	$—
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	December 31,
Credit-Linked Notes	2024	2023
	(In thousands)
Carrying value reported on the consolidated balance sheets	$118,838	$123,116
Aggregate unpaid principal balance in excess of (less than) fair value	$301	$1,479

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
We use fair value to measure certain assets and liabilities on a recurring basis, primarily AFS securities and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and leases and OREO and also to record impairment on certain assets, such as goodwill, CDI, and other long-lived assets.
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At December 31, 2024, the fair value of these investments was $109.6 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	December 31, 2024
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential MBS	$861,840	$—	$861,840	$—
Agency commercial MBS	51,564	—	51,564	—
Agency residential CMOs	446,631	—	446,631	—
Municipal securities	594	—	594	—
Corporate debt securities	257,712	—	255,582	2,130
Private label residential CMOs	316,910	—	316,910	—
Collateralized loan obligations	279,416	—	279,416	—
Private label commercial MBS	12,372	—	12,372	—
Asset-backed securities	15,600	—	15,600	—
SBA securities	4,200	—	4,200	—
Total securities available-for-sale	$2,246,839	$—	$2,244,709	$2,130
Equity investments with readily determinable fair values	$3	$3	$—	$—
Derivatives (1):
Derivative assets:
Cash flow hedges	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	—	7,031	—
Equity warrants	3,763	—	—	3,763
Derivative liabilities:
Interest rate and foreign exchange contracts	7,562	—	7,562	—
Credit-linked notes	118,838	—	—	118,838
____________________
(1)    For information regarding derivative instruments, see Note 12. Derivatives.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value Measurements as of
	December 31, 2023
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential MBS	$1,187,609	$—	$1,187,609	$—
Municipal securities	28,083	—	28,083	—
Agency commercial MBS	253,306	—	253,306	—
Agency residential CMOs	284,334	—	284,334	—
U.S. Treasury securities	4,968	4,968	—	—
Corporate debt securities	267,232	—	226,983	40,249
Private label commercial MBS	20,813	—	20,813	—
Collateralized loan obligations	108,416	—	108,416	—
Private label residential CMOs	158,412	—	158,412	—
Asset-backed securities	19,952	—	19,952	—
SBA securities	13,739	—	13,739	—
Total securities available-for-sale	$2,346,864	$4,968	$2,301,647	$40,249
Equity investments with readily determinable fair values	$1	$1	$—	$—
Derivatives (1):
Derivative assets:
Interest rate and foreign exchange contracts	8,309	—	8,309	—
Equity warrants	3,689	—	—	3,689
Derivative liabilities:
Cash flow hedges	4,090	—	4,090	—
Interest rate and foreign exchange contracts	6,459	—	6,459	—
Credit-linked notes	123,116	—	—	123,116
____________________
(1)    For information regarding derivative instruments, see Note 12. Derivatives.
During the year ended December 31, 2024, there was a $21,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also an $38.1 million transfer of corporate debt securities from Level 3 to Level 2 during the year ended December 31, 2024.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	December 31, 2024
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	6.4% - 9.5%	7.9%
Discount rates	11.0% - 14.1%	12.5%
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	December 31, 2024
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	22.7% - 169.0%	25.4%
Risk-free interest rate	4.2% - 4.4%	4.3%
Remaining life assumption (in years)	0.08 - 5.00	3.29
__________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Corporate Debt Securities	2024	2023
	(In thousands)
Balance, beginning of year	$40,249	$—
Total included in other comprehensive income	30	(11,501)
Transfer from Level 2	—	51,750
Transfer to Level 2	(38,149)	—
Balance, end of year	$2,130	$40,249

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(870)	$(11,501)
The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Equity Warrants	2024	2023	2022
	(In thousands)
Balance, beginning of year	$3,689	$4,048	$3,555
Total included in earnings	408	(718)	2,490
Exercises and settlements (1)	(829)	(218)	(2,675)
Issuances	516	613	696
Transfers to Level 1 (equity investments with readily
determinable fair values)	(21)	(36)	(18)
Balance, end of year	$3,763	$3,689	$4,048
______________________
(1)    Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes activity for our Level 3 credit-linked notes measured at fair value on a recurring basis for the year indicated:

	Year Ended December 31,
Level 3 Credit-Linked Notes	2024	2023	2022
	(In thousands)
Balance, beginning of year	$123,116	$132,030	$—
Total included in earnings	(1,411)	5,404	911
Total included in other comprehensive income	2,589	(7,794)	—
Issuances	—	—	132,815
Principal payments	(5,456)	(6,524)	(1,696)
Balance, end of year	$118,838	$123,116	$132,030
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of
	December 31, 2024
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$58,948	$—	$45,962	$12,986
OREO	3,372	—	3,372	—
Total non-recurring	$62,320	$—	$49,334	$12,986

	Fair Value Measurement as of
	December 31, 2023
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$6,402	$—	$4,051	$2,351
OREO	3,422	—	3,422	—
Total non-recurring	$9,824	$—	$7,473	$2,351
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2024	2023	2022
	(In thousands)
Individually evaluated loans and leases	$35,699	$4,403	$6,532
OREO	983	1,307	29
Total net loss	$36,682	$5,710	$6,561

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2024
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(Dollars in thousands)
Individually evaluated
loans and leases	$5,815	Discounted cash flows	Discount rates	8.00% - 8.25%	8.03%
Individually evaluated
loans and leases	7,171	Third-party appraisals	No discounts
Total non-recurring Level 3	$12,986
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$192,006	$192,006	$192,006	$—	$—
Interest‑earning deposits in financial institutions	2,310,206	2,310,206	2,310,206	—	—
Securities available‑for‑sale	2,246,839	2,246,839	—	2,244,709	2,130
Securities held-to-maturity	2,306,149	2,156,694	173,283	1,976,265	7,146
Investment in FRB and FHLB stock	147,773	147,773	—	147,773	—
Loans held for sale	26,331	26,562	—	26,562	—
Loans and leases held for investment, net	23,542,303	22,412,073	—	45,962	22,366,111
Equity investments with readily determinable fair values	3	3	3	—	—
Equity warrants	3,763	3,763	—	—	3,763
Cash flow hedges	1,442	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	7,031	—	7,031	—
Servicing rights	19,623	21,040	—	—	21,040

Financial Liabilities:
Demand, checking, savings and money market deposits	22,625,485	22,625,485	—	22,625,485	—
Time deposits	4,566,424	4,556,575	—	4,556,575	—
Borrowings	1,391,814	1,382,742	—	1,263,904	118,838
Subordinated debt	941,923	901,532	—	901,532	—
Interest rate and foreign exchange contracts	7,562	7,562	—	7,562	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$202,427	$202,427	$202,427	$—	$—
Interest‑earning deposits in financial institutions	5,175,149	5,175,149	5,175,149	—	—
Securities available‑for‑sale	2,346,864	2,346,864	4,968	2,301,647	40,249
Securities held-to-maturity	2,287,291	2,168,316	175,579	1,976,015	16,722
Investment in FHLB stock	126,346	126,346	—	126,346	—
Loans held for sale	122,757	126,646	—	126,646	—
Loans and leases held for investment, net	25,208,000	23,551,725	—	4,051	23,547,674
Equity investments with readily determinable fair values	1	1	1	—	—
Equity warrants	3,689	3,689	—	—	3,689
Interest rate and foreign exchange contracts	8,309	8,309	—	8,309	—
Servicing rights	22,174	22,174	—	—	22,174

Financial Liabilities:
Demand, checking, savings and money market deposits	23,768,896	23,768,896	—	23,768,896	—
Time deposits	6,632,873	6,732,246	—	6,732,246	—
Borrowings	2,911,322	2,908,527	—	2,785,411	123,116
Subordinated debt	936,599	851,625	—	851,625	—
Cash flow hedges	4,090	4,090	—	4,090	—
Interest rate and foreign exchange contracts	6,459	6,459	—	6,459	—
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
Securities available‑for‑sale. AFS securities are measured and carried at fair value on a recurring basis, net of the allowance for credit losses. Unrealized gains and losses on AFS securities are reported as a component of “Accumulated other comprehensive loss, net” in the consolidated balance sheets. See Note 4. Investment Securities for further information on unrealized gains and losses on AFS securities.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Our corporate debt securities (“the Level 3 AFS Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 AFS Securities among independent third party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 AFS Securities to be a significant unobservable input. Had significant changes in default expectations, loss severity factors, or discount rates occurred all together or in isolation, it would have resulted in different fair value measurements at December 31, 2024.
Securities held-to-maturity. HTM securities are carried at amortized cost, net of the allowance for credit losses. Fair value for securities categorized as Level 1, which are publicly traded securities, are based on readily available quoted prices. In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The broker‑dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker‑dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.
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
Loans and leases. As loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are measured using the exit price and are estimated for portfolios of loans and leases with similar characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate, term and line of credit, as well as interest-only and non-interest-only. To determine the exit price of a loan or lease, the cash flows are estimated using a model which utilizes future cash flows to calculate their present value using a discounting yield curve with additional spread to account for marked to market adjustments and credit and illiquidity premiums. For similar, homogeneous loans, management may make adjustments to the discount rate arrived at using the previously described methodology based upon the pricing for recent loan pool purchases and/or rates on recent originations.
Individually evaluated loans and leases. Defaulted loans and leases with outstanding balances greater than $250,000 are reviewed individually for expected credit loss, if any, and are recorded at fair value on a non-recurring basis. These defaulted loans and leases are excluded from the loan pools used within the collective evaluation of estimated credit losses. The criteria for default may include any one of the following: (1) on nonaccrual status, (2) payment delinquency of 90 days or more, (3) partial charge-off recognized, or (4) risk rated doubtful or loss.
To the extent a defaulted loan or lease is collateral dependent, we measure expected credit loss based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2024.
When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable, and the fair value measurement is categorized as a Level 3 measurement. The individually evaluated loans and leases categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management’s judgment.
The individually evaluated loan and lease balances shown above as measured on a non-recurring basis represent those defaulted loans and leases for which expected credit loss was recognized during the year ended December 31, 2024. The amounts shown as net losses include the expected credit loss recognized during the year ended December 31, 2024, for the loan and lease balances shown.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2024.
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
Equity investments with readily determinable fair values. Our equity investments with readily determinable fair values include investments in public companies and publicly-traded mutual funds. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in “Noninterest income - Other income.” Fair value measurements related to these investments are typically classified within Level 1 of the fair value hierarchy.
Deposits. Deposits are carried at historical cost. The fair values of deposits with no stated maturity, such as core deposits (defined as noninterest‑bearing demand, interest checking, money market, and savings accounts) and wholesale non-maturity deposits, are equal to the amount payable on demand as of the balance sheet date and considered Level 2. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the borrowing rates currently offered by FHLB for similar remaining maturities. No value has been separately assigned to the Company’s long‑term relationships with its deposit customers, such as a core deposit intangible.
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
Subordinated debt. Subordinated debt is carried at amortized cost. The fair value of subordinated debt is determined using the price observations for comparable debts that is provided by a major broker-dealer and is considered Level 2.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2024, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 16. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current Tax Expense:
Federal	$45,554	$34,219	$63,833
State	1,156	3,387	44,734
Total current tax expense	46,710	37,606	108,567
Deferred Tax (Benefit) Expense:
Federal	(6,082)	(238,865)	35,789
State	1,138	(110,942)	(401)
Total deferred tax (benefit) expense	(4,944)	(349,807)	35,388
Total income tax (benefit) expense	$41,766	$(312,201)	$143,955
The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rates of 21% for 2024, 2023, and 2022 to earnings before income taxes:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Computed expected income tax (benefit) expense at federal statutory rate	$35,417	$(464,381)	$119,189
State tax (benefit) expense, net of federal tax benefit	12,657	(156,669)	36,310
Goodwill impairment	—	286,811	—
Tax‑exempt interest benefit	(15,572)	(12,518)	(12,293)
Increase in cash surrender value of life insurance	(1,246)	(1,455)	(1,246)
Low income housing tax credits, net of amortization	(12,378)	(8,574)	(7,158)
Nondeductible employee compensation	1,683	3,947	6,067
Nondeductible acquisition‑related expense	—	5,456	—
Nondeductible FDIC premiums	9,377	18,973	4,257
Change in unrecognized tax benefits	40	443	(2,017)
Valuation allowance change	(2,115)	(5,948)	1,805
Disallowed interest	11,043	12,318	2,455
Equity compensation shortfall (windfall)	4,991	4,949	(410)
State rate and apportionment changes	(4,662)	2,240	(2,189)
Other, net	2,531	2,207	(815)
Recorded income tax (benefit) expense	$41,766	$(312,201)	$143,955
The Company recognized $57.9 million, $42.7 million, and $34.4 million of tax credits and other tax benefits associated with its investments in LIHTC partnerships for the years ended December 31, 2024, 2023, and 2022. The amount of amortization of such investments reported in income tax expense under the proportional amortization method of accounting was $45.6 million for 2024, $34.1 million for 2023, and $28.0 million for 2022.
As of December 31, 2024, for federal tax purposes, the Company had $115.5 million of LIHTC and solar tax credit carryforwards available to apply against future tax liability, expiring from 2042 to 2044. The Company had $16.3 million state LIHTC carryforwards, which can be carried forward indefinitely.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At December 31, 2024, we had $917.8 million of federal net operating loss carryforwards, almost all of which can be carried forward indefinitely, and approximately $1.37 billion of state net operating loss carryforwards available to be applied against future taxable income. A majority of the state net operating loss carryforwards will expire in varying amounts from 2025 through 2044. A portion of the state net operating loss carryforwards generated after December 31, 2017 can be carried forward indefinitely due to the state conformity to the federal net operating loss carryforward provisions as modified by the Tax Cuts and Jobs Act.
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2024	2023
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$78,096	$90,531
Fair value mark on acquired loans	65,100	96,844
Interest on nonaccrual loans	4,569	4,866
Deferred compensation	4,902	5,256
Foreclosed assets valuation allowance	335	663
Net operating losses	292,843	282,127
Accrued liabilities	102,232	106,834
Unrealized loss from FDIC‑assisted acquisitions	413	767
Unrealized loss on securities available-for-sale	79,977	101,602
Unrealized loss on securities held-to-maturity	62,162	71,197
Tax mark-to-market on loans	250	—
Goodwill	73,863	81,607
Tax credits	130,522	80,610
Lease liability	35,447	45,742
FDIC indemnification asset	7,028	9,273
Other	3,159	1,582
Gross deferred tax assets	940,898	979,501
Valuation allowance	(19,015)	(21,061)
Deferred tax assets, net of valuation allowance	921,883	958,440
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	27,292	29,885
Deferred loan fees and costs	2,193	1,039
Unrealized gain on credit-linked notes	1,452	2,212
Premises and equipment, principally due to differences in depreciation	5,710	6,682
FHLB stock	553	4,717
Tax mark-to-market on loans	—	539
Subordinated debt	14,789	15,862
Equity investments	9,695	9,953
Operating leases	110,415	110,522
ROU assets	29,197	37,918
Gross deferred tax liabilities	201,296	219,329
Total net deferred tax assets	$720,587	$739,111

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the DTAs are deductible, management believes it is more likely than not the Company will realize the benefits of these DTAs. The Company's net DTAs decreased at December 31, 2024, compared to December 31, 2023 due primarily to a decrease in unrealized loss on AFS securities.
The Company had net income taxes receivable of $18.0 million and $34.5 million at December 31, 2024 and December 31, 2023.
As of December 31, 2024 and 2023, the Company had a valuation allowance of $19.0 million and $21.1 million against DTAs. Periodic reviews of the carrying amount of DTAs are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these DTAs subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net decrease of $2.1 million in the total valuation allowance during the year ended December 31, 2024 was primarily related to the expiration and the expected realization of state net operating losses DTA that were previously reserved.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2024	2023
	(In thousands)
Balance, beginning of year	$1,598	$407
Increase based on tax positions related to prior years	—	1,598
Reductions for tax positions related to prior years	(953)	(407)
Balance, end of year	$645	$1,598

Unrecognized tax benefits that would affect the effective tax rate if recognized	$645	$1,598
Our gross unrecognized tax benefits are not expected to decrease within the next 12 months.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
For the year ended December 31, 2024, we reduced our accrual for interest expense and penalties by $0.4 million and recognized tax expense of $0.1 million. For the year ended December 31, 2023, we increased our accrual for interest expense and penalties and recognized tax expense of $0.3 million. For the year ended December 31, 2022, we reduced our accrual for interest expense and penalties and recognized tax benefits of $0.7 million. We had $0.2 million and $0.6 million accrued for the payment of interest and penalties as of December 31, 2024 and 2023.
We file federal and state income tax returns with the Internal Revenue Service (“IRS”) and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2020 through 2023. We are currently under examination by the IRS and certain state and local jurisdictions for various tax years ranging between 2014 and 2022.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 17.  EARNINGS (LOSS) PER SHARE
The following tables present the computation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31, 2024
	(In thousands, except per share amounts)
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock
	Common	Common	Equivalents	Total
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$81,619	$246	$5,235	$87,100
Less: Earnings allocated to unvested restricted stock (2)	58	—	—	58
Net earnings allocated to common and equivalent shares	$81,677	$246	$5,235	$87,158

Weighted average basic shares and unvested restricted stock
outstanding	158,321	477	10,123	168,921
Less: weighted average unvested restricted stock outstanding	(480)	—	—	(480)
Weighted average basic shares outstanding	157,841	477	10,123	168,441

Basic earnings per share	$0.52	$0.52	$0.52	$0.52

Diluted Earnings Per Share: (3)
Net earnings allocated to common and equivalent shares	$81,619	$246	$5,235	$87,100
Weighted average diluted shares outstanding	158,084	477	10,123	168,684
Diluted earnings per share	$0.52	$0.52	$0.52	$0.52
______________________________
(1)    Basic earnings per share is using the two-class method.
(2) Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings available to holders of unvested restricted stock, if any.
(3) Diluted earnings per share is using the treasury method.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

					Year Ended
					December 31,
	Year Ended December 31, 2023				2022
	(In thousands, except per share amounts)
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock		Total
	Common	Common	Equivalents	Total	Common (1)
Basic (Loss) Earnings Per Share:
Net (loss) earnings available to common and equivalent
stockholders	$(1,917,121)	$(920)	$(20,884)	$(1,938,925)	$404,274
Less: Earnings allocated to unvested restricted stock (2)	—	—	—	—	(7,474)
Net (loss) earnings allocated to common and equivalent
shares	$(1,917,121)	$(920)	$(20,884)	$(1,938,925)	$396,800

Weighted average basic shares and unvested restricted
stock outstanding	85,603	40	920	86,563	78,875
Less: weighted average unvested restricted stock
outstanding	(1,169)	—	—	(1,169)	(1,604)
Weighted average basic shares outstanding	84,434	40	920	85,394	77,271

Basic (loss) earnings per share	$(22.71)	$22.71	$22.71	$(22.71)	$5.14

Diluted (Loss) Earnings Per Share: (3)
Net (loss) earnings allocated to common and equivalent
shares	$(1,917,121)	$(920)	$(20,884)	$(1,938,925)	$396,800
Weighted average diluted shares outstanding	84,434	40	920	85,394	77,271
Diluted (loss) earnings per share	$(22.71)	$22.71	$22.71	$(22.71)	$5.14
______________________________
(1)    Share amounts for 2022 have been restated by multiplying historical amounts by the Merger exchange ratio of 0.6569.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings available to holders of unvested restricted stock, if any.
(3) Diluted earnings per share is using the two-class method.
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted (loss) earnings per share because their effect would be anti-dilutive for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In ones)
Restricted stock awards and units	480	1,169,407	1,604,412
Warrants	18,902	1,604,733	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. Such performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly, or annual basis. The Company had no material unsatisfied performance obligations as of December 31, 2024.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Disaggregation of Revenue
The following table presents "Interest income" and "Noninterest income," the components of total revenue, as disclosed in the consolidated statements of earnings (loss) and the related amounts which are from contracts with customers within the scope of ASC Topic 606. As illustrated here, substantially all of our revenue is specifically excluded from the scope of ASC Topic 606.

	Year Ended December 31,
	2024		2023		2022
	Total	Revenue from	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,812,705	$—	$1,971,000	$—	$1,556,489	$—
Noninterest Income:
Other commissions and fees	33,258	18,052	38,086	16,597	43,635	15,752
Leased equipment income	51,109	—	63,167	—	50,586	—
Service charges on deposit accounts	18,583	18,583	16,468	16,468	13,991	13,991
Gain (loss) on sale of loans	645	—	(161,346)	—	518	—
Loss sale of securities	(60,400)	—	(442,413)	—	(50,321)	—
Dividends and gains (losses) on
equity investments	7,982	—	15,731	—	(3,389)	—
Warrant income (loss)	408	—	(718)	—	2,490	—
LOCOM HFS adjustment	215	—	(8,461)	—	—	—
Other income	25,345	589	31,201	702	17,317	947
Total noninterest income (loss)	77,145	37,224	(448,285)	33,767	74,827	30,690
Total Revenue	$1,889,850	$37,224	$1,522,715	$33,767	$1,631,316	$30,690
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the year indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Products and services transferred at a point in time	$17,074	$15,761	$15,416
Products and services transferred over time	20,150	18,006	15,274
Total revenue from contracts with customers	$37,224	$33,767	$30,690
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of the dates indicated:

	December 31,
	2024	2023
	(In thousands)
Receivables, which are included in "Other assets"	$1,679	$1,615
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$348	$418
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the year ended December 31, 2024 due to revenue recognized that was included in the contract liability balance at the beginning of the year was $70,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 19.  STOCK-BASED COMPENSATION
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 10,717,882 shares. As of December 31, 2024, there were 4,955,607 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs and PSUs)
Restricted stock amortization totaled $14.5 million, $27.4 million, and $33.9 million for the years ended December 31, 2024, 2023, and 2022. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings (loss) and exclude $944,000, $1,305,000, and $845,000 of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 related to our directors, which is included in other expense on the accompanying consolidated statements of earnings (loss). The income tax benefit recognized in the consolidated statements of earnings (loss) related to this expense was $3.6 million, $3.9 million, and $6.6 million for the years ended December 31, 2024, 2023, and 2022. The amount of unrecognized compensation expense related to all RSUs, TRSAs, and PSUs as of December 31, 2024 totaled $45.1 million. Such expense is expected to be recognized over a weighted average period of 2.8 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2024:

	RSUs		TRSAs		PSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
Year Ended December 31, 2024	Units	(Per Unit)	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock,
beginning of year	501,050	$11.21	861,403	$48.95	—	—
Granted	1,752,607	$14.32	—	—	2,550,486	$9.00
Vested	260,673	$17.06	424,013	$48.37	—	—
Forfeited	233,649	$14.63	226,184	$47.90	266,955	$8.98
Unvested restricted stock,
end of year	1,759,335	$12.98	211,206	$51.25	2,283,531	$9.01
Restricted Stock Units and Time-Based Restricted Stock Awards
At December 31, 2024, there were 1,759,335 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At December 31, 2024, there were 211,206 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
TRSA grants are subject to “double-trigger” vesting in the event of a change in control of the Company, as defined in the PacWest 2017 Plan, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the PacWest 2017 Stock Plan, such awards will vest.
There were no TRSAs granted in 2024. The weighted average grant date fair value per share of TRSAs granted during 2023 and 2022 were $41.49 and $48.15. The weighted average grant date fair value per share of RSUs granted during 2024 was $14.32. The vesting date fair value of TRSAs that vested during 2024, 2023, and 2022 was $6.0 million, $14.0 million, and $26.4 million. The vesting date fair value of RSUs that vested during 2024 was $3.8 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Performance Stock Units
At December 31, 2024, there were 2,283,531 units of unvested PSUs outstanding. Compensation expense related to PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
The weighted average grant date fair value per share of PSUs granted during 2024, 2023, and 2022 was $9.00, $48.41, and $57.78. There were no PSUs that vested in 2024. The vesting date fair value of PSUs that vested during 2023 and 2022 was $0.6 million and $2.2 million.
NOTE 20. BENEFIT PLANS
401(k) Plans
The Company sponsors a defined contribution plan whereby all employees may participate. After closing of the Merger, effective at midnight December 31, 2023, the PacWest Bancorp 401(k) plan was merged into the Banc of California, Inc. 401(k) plan, so as to constitute a single plan as of January 1, 2024. Employees may contribute up to 100% of their annual compensation, subject to certain limits imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Plan participants are immediately vested in matching contributions received from the Company. The Company matches 100% of the first 4% of the employee's deferral rate not to exceed 4% of the employee's compensation. Expense related to 401(k) employer matching contributions was $7.5 million, $7.7 million, and $8.1 million for the years ended December 31, 2024, 2023, and 2022.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 21. STOCKHOLDERS' EQUITY
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at December 31, 2024 and 2023.
Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at December 31, 2024 and 2023 and 158,346,529 shares outstanding at December 31, 2024 and 156,790,349 shares outstanding at December 31, 2023.
Class B Non-Voting Common Stock
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at December 31, 2024 and 2023 and 477,321 shares outstanding at December 31, 2024 and 2023.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. There were 27,000,000 shares authorized at December 31, 2024 and 2023 and 9,790,600 shares outstanding at December 31, 2024 and 10,829,990 shares outstanding at December 31, 2023.
Warrants
In conjunction with the Merger and per the terms of the investment agreements, each dated July 25, 2023, entered into by Banc of California, Inc. with the Warburg Investors (such agreement, the "Warburg Investment Agreement") and the Centerbridge Investor (together with the Warburg Investment Agreement, the "Investment Agreements"), respectively, the Warburg Investors received warrants to purchase 15,853,659 shares of NVCE stock, and the Centerbridge Investor received warrants to purchase 3,048,780 shares of voting common stock (the “Centerbridge Warrants”), each with an initial exercise price of $15.375 per share, subject to customary anti-dilution adjustments provided for under the warrant agreements. The warrants carry a term of seven years but are subject to mandatory exercise when the market price of the voting common stock reaches or exceeds $24.60 for 20 or more trading days during any 30-consecutive trading day period. These warrants are being accounted for as equity. The exercise price of the warrants will be adjusted downward, per the terms of the agreement, for cash distributions to stockholders of the Company's voting common stock, including the Company's quarterly cash dividend.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Common Stock Repurchased
The Company's common stock repurchased consisted of shares surrendered to the Company resulting from the statutory payroll tax obligations arising from the vesting of stock awards. The following table shows the dollar amount of shares surrendered, shares surrendered, and weighted average price per share for stock surrendered for the years indicated:

	Year Ended December 31,
Restricted Stock Surrendered	2024	2023	2022
Dollar amount of shares surrendered (in thousands)	$2,708	$5,421	$9,531
Number of shares surrendered	187,783	228,151	169,152
Weighted average price per share	$14.42	$23.76	$56.35
Stock Repurchase Program
The Stock Repurchase Program was initially authorized by the Banc of California, Inc. Board of Directors on February 9, 2023 to purchase shares of its common stock for an aggregate purchase price not to exceed $35.0 million. There were no shares repurchased by the combined company in December 2023. The repurchase authorization expired on February 9, 2024.
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
The regulatory framework also imposes various restrictions on the ability of the Bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. For example, taking into account the financial condition of the Bank and other factors, the DFPI may object and therefore prevent the Bank from paying dividends to the Company. Generally, the Bank may declare a dividend without the approval of the DFPI as long as the total dividends declared in a calendar year do not exceed either the retained earnings of the Bank or the total of net earnings of the Bank for three previous fiscal years less any dividend paid during such period. Because substantially all of our business activities, income and cash flow are expected to be generated by the Bank, an inability of the Bank to pay dividends or distribute capital to the Company would adversely affect the Company’s liquidity. Dividends can also be restricted if the capital conservation buffer requirement is not met. In general, the Bank may declare a dividend without the approval of the FRB as long as the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, does not exceed the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. The Bank had a cumulative net loss of $1.2 billion during the three fiscal years of 2024, 2023, and 2022, compared to dividends of $255.0 million paid by the Bank during that same period. During 2024, Banc of California, Inc. received $80.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $3.0 billion at December 31, 2024, for the foreseeable future, dividends from the Bank to Banc of California, Inc. will require DFPI and FRB approval.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2024, such disallowed amounts were $307.6 million for the Company and $293.5 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
Banks considered to be “adequately capitalized” are required to maintain a minimum total capital ratio of 8.0%, a minimum Tier 1 capital ratio of 6.0%, a minimum common equity Tier 1 capital ratio of 4.5%, and a minimum leverage ratio of 4.0%. Banks considered to be “well capitalized” must maintain a minimum total capital ratio of 10.0%, a minimum Tier 1 capital ratio of 8.0%, a minimum common equity Tier 1 capital ratio of 6.5%, and a minimum leverage ratio of 5.0%. As of December 31, 2024, the most recent notification date to the regulatory agencies, the Company and the Bank are each “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.
Management believes, as of December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which we are subject.
Basel III, the comprehensive regulatory capital rules for U.S. banking organizations, requires all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the capital conservation buffer was fully phased-in at 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7%, 8.5%, and 10.5%. At December 31, 2024, the Company and Bank were in compliance with the capital conservation buffer requirements.
The Company and Bank elected the CECL five-year regulatory transition guidance for calculating regulatory capital ratios and the December 31, 2024 ratios include this election. This guidance allows an entity to add back to capital 100% of the capital impact from the day one CECL transition adjustment and 25% of subsequent increases to the allowance for credit losses through December 31, 2021. This cumulative amount was phased out of regulatory capital evenly over the three years from 2022 to 2024.
The following tables present actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2024
Tier I leverage capital (to average assets):
Banc of California, Inc.	$3,369,457	10.15%	$1,660,337	5.00%	N/A
Banc of California	$3,671,545	11.08%	$1,656,718	5.00%	N/A
CET1 capital (to risk-weighted assets):
Banc of California, Inc.	$2,739,941	10.55%	$1,688,484	6.50%	7.00%
Banc of California	$3,671,545	14.17%	$1,684,283	6.50%	7.00%
Tier I capital (to risk-weighted assets)
Banc of California, Inc.	$3,369,457	12.97%	$2,078,134	8.00%	8.50%
Banc of California	$3,671,545	14.17%	$2,072,963	8.00%	8.50%
Total capital (to risk-weighted assets):
Banc of California, Inc.	$4,427,860	17.05%	$2,597,668	10.00%	10.50%
Banc of California	$4,315,098	16.65%	$2,591,204	10.00%	10.50%

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Well Capitalized		Capital
			Minimum		Conservation
	Actual		Requirement		Buffer
	Balance	Ratio	Balance	Ratio	Requirement
	(Dollars in thousands)
December 31, 2023
Tier I leverage capital (to average assets):
Banc of California, Inc.	$3,402,044	9.00%	$1,889,775	5.00%	N/A
Banc of California	$3,617,643	9.62%	$1,880,850	5.00%	N/A
CET1 capital (to risk-weighted assets):
Banc of California, Inc.	$2,772,528	10.14%	$1,777,025	6.50%	7.00%
Banc of California	$3,617,643	13.27%	$1,772,549	6.50%	7.00%
Tier I capital (to risk-weighted assets)
Banc of California, Inc.	$3,402,044	12.44%	$2,187,108	8.00%	8.50%
Banc of California	$3,617,643	13.27%	$2,181,599	8.00%	8.50%
Total capital (to risk-weighted assets):
Banc of California, Inc.	$4,490,493	16.43%	$2,733,885	10.00%	10.50%
Banc of California	$4,295,821	15.75%	$2,726,998	10.00%	10.50%
We issued or assumed through mergers subordinated debt to trusts that were established by us or entities we acquired, which, in turn, issued trust preferred securities. On April 30, 2021, the Bank completed the sale of $400 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due May 1, 2031.
The carrying value of subordinated debt totaled $941.9 million at December 31, 2024. At December 31, 2024, $131.0 million of the trust preferred securities were included in the Company's Tier I capital under the phase-out limitations of Basel III, and $796.0 million was included in Tier II capital.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 23. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings (loss) and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2024	2023
	(In thousands)
Assets:
Cash and cash equivalents	$192,255	$285,758
Investments in subsidiaries	3,570,039	3,384,784
Other assets	134,799	134,822
Total assets	$3,897,093	$3,805,364
Liabilities:
Borrowings	$172,976	$169,906
Subordinated debt	214,709	213,171
Other liabilities	9,459	31,522
Total liabilities	397,144	414,599
Stockholders’ equity	3,499,949	3,390,765
Total liabilities and stockholders’ equity	$3,897,093	$3,805,364

Parent Company Only	Year Ended December 31,
Condensed Statements of Earnings (Loss)	2024	2023	2022
	(In thousands)
Miscellaneous income (loss)	$6,601	$8,978	$(7,234)
Dividends from Bank subsidiary	80,000	46,000	129,000
Total income	86,601	54,978	121,766
Interest expense	29,217	12,067	5,824
Operating expenses	4,716	11,944	6,015
Total expenses	33,933	24,011	11,839
Earnings before income taxes and equity in undistributed
earnings of subsidiaries	52,668	30,967	109,927
Income tax benefit	8,463	4,455	9,682
Earnings before equity in undistributed earnings of subsidiaries	61,131	35,422	119,609
Equity in undistributed earnings (loss) of subsidiaries	65,757	(1,934,559)	304,004
Net earnings (loss)	126,888	(1,899,137)	423,613
Preferred stock dividends	39,788	39,788	19,339
Net earnings (loss) available to common and equivalent
stockholders	$87,100	$(1,938,925)	$404,274

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	Year Ended December 31,
Condensed Statements of Cash Flows	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$126,888	$(1,899,137)	$423,613
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,608	378	—
Change in other assets	(42,141)	(466,018)	(323,852)
Change in liabilities	(22,063)	20,907	(5,658)
Earned stock compensation	15,448	28,697	34,769
(Equity in) distributions in excess of undistributed earnings
or loss of subsidiaries	(65,757)	1,934,559	(304,004)
Net cash provided by (used in) operating activities	16,983	(380,614)	(175,132)

Cash flows from investing activities:
Cash acquired in acquisitions, net of consideration paid	—	26,310	—
Net cash provided by investing activities	—	26,310	—

Cash flows from financing activities:
Common stock repurchased and restricted stock surrendered	(2,708)	(5,419)	(9,531)
Net proceeds from stock issuance	—	382,900	—
Net proceeds from preferred stock offering	—	—	498,516
Shares purchased under the Dividend Reinvestment Plan	308	69	—
Preferred stock dividends paid	(39,788)	(39,788)	(19,339)
Common stock dividends paid	(68,298)	(48,881)	(120,256)
Net cash (used in) provided by financing activities	(110,486)	288,881	349,390
Net (decrease) increase in cash and cash equivalents	(93,503)	(65,423)	174,258
Cash and cash equivalents, beginning of year	285,758	351,181	176,923
Cash and cash equivalents, end of year	$192,255	$285,758	$351,181
NOTE 24. SEGMENT REPORTING
The Company provides banking and treasury management services to small-, middle-market, and venture-backed businesses. The principal business activities of the Company are gathering deposits, originating and servicing loans and leases and investing in investment securities. The Company's CODM is the Chief Executive Officer.
The Company operates as one reportable segment - Commercial Banking - based on how the CODM manages the business activities, which are described above. The CODM uses net earnings (loss) to evaluate income (loss) generated from segment assets, assess performance, decide how to allocate resources, determine dividend availability, establish management's compensation, and guide other strategic decisions. The accounting policies of the Commercial Banking segment are the same as those described in Note 1. Nature of Operations and Summary of Significant Accounting Policies. Additionally, the Company does not have intra-entity sales or transfers.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following presents our operating segment income statement, including significant expense categories, regularly reviewed by the CODM, and the reconciliation of segment net earnings (loss) to consolidated net earnings (loss) for the year indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total interest income	$1,812,705	$1,971,000	$1,556,489
Total interest expense	886,655	1,223,872	265,727
Net interest income	926,050	747,128	1,290,762
Provision for credit losses	42,801	52,000	24,500
Net interest income after provision for credit losses	883,249	695,128	1,266,262
Noninterest income (loss)	77,145	(448,285)	74,827
Noninterest expense:
Compensation	341,396	332,353	406,839
Insurance and assessments	70,779	135,666	25,486
Customer related expense	129,471	124,104	55,273
Occupancy	67,993	61,668	60,964
Information technology and data processing	60,418	51,805	45,796
Leased equipment depreciation	29,271	34,243	35,658
Other professional services	20,857	24,623	30,278
Loan expense	17,306	20,458	24,572
Intangible asset amortization	33,143	11,419	13,576
Acquisition, integration and reorganization costs	(14,183)	142,633	5,703
Goodwill impairment	—	1,376,736	29,000
Other expense (1)	35,289	142,473	40,376
Total noninterest expense	791,740	2,458,181	773,521
Earnings (loss) before income taxes	168,654	(2,211,338)	567,568
Income tax expense (benefit)	41,766	(312,201)	143,955
Segment net earnings (loss) (2)	$126,888	$(1,899,137)	$423,613
_________________________
(1)    Includes business development expense, communications expense, stationery and supplies, employee related expenses, operating and other losses, OREO expenses, and other corporate overhead and operating expenses. Other expense also included unfunded commitments fair value loss adjustments related to loan sales for the year ended December 31, 2023.
(2)    Segment earnings is the same as net earnings (loss) reported on the Consolidated Statements of Earnings (Loss).
The following presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the date indicated:

	December 31,
Balance Sheet Data - Commercial Banking Segment:	2024	2023
	(In thousands)
Segment total assets (1)	$33,542,864	$38,534,064
_________________________
(1)    Segment total assets is the same as total assets reported on the Consolidated Statements of Financial Condition.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 25. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of businesses and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2024, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with the Company's current directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 9.8% of the Company’s outstanding voting common stock as of December 31, 2024, based on information reported on a Schedule 13D/A filed with the SEC on August 1, 2024. For the years ended December 31, 2024, 2023 and 2022, the amount paid to IntraFi for certain insured cash sweep services was $8.0 million, $9.2 million, and $4.7 million, respectively.
NOTE 26. SUBSEQUENT EVENTS
Common Stock Dividend
On February 7, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per common share. The cash dividend is payable on April 1, 2025, to stockholders of record at the close of business on March 14, 2025.
Preferred Stock Dividend
On February 7, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on March 3, 2025 to stockholders of record at the close of business on February 19, 2025.
We have evaluated events that have occurred subsequent to December 31, 2024 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
(c) Report of the Independent Registered Public Accounting Firm. Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10‑K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Raymond Rindone, Executive Vice President, Deputy Chief Financial Officer and Head of Corporate Finance of the Company and the Bank, will depart from the Company effective March 12, 2025. Mr. Rindone will provide transition support in an advisory role through the date of his departure. Mr. Rindone and the Bank entered into a Separation and General Release Agreement on February 28, 2025 (the “Separation Agreement”), pursuant to which Mr. Rindone will receive a cash separation payment of $311,250, less any customary deductions and withholdings, and the Bank will pay applicable COBRA premiums through March 31, 2026.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement filed as Exhibit 10.7 hereto.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to Section 16(a) reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2025 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.” Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2025 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2025 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.” Such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2025 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2025 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

10.4*
Amended and Restated Employment Agreement, dated as of May 17, 2024, by and among Jared M. Wolff, Banc of California, Inc. and Banc of California, filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on May 20, 2024 and incorporated herein by reference.

10.5*
Employment Agreement, dated as of July 5, 2023, between and among Banc of California, Inc., Banc of California, N.A. and Joseph Kauder, filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.

10.6*	Separation Agreement and General Release, dated as of October 9, 2024, between and among Banc of California and John Sotoodeh (Filed herewith).
10.7*	Separation Agreement and General Release, dated as of February 28, 2025, between and among Banc of California and Raymond Rindone (Filed herewith).
10.8*	Banc of California, Inc. Executive Incentive Compensation Plan, filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on May 2, 2019 and incorporated herein by reference.
10.9*
Banc of California, Inc. Executive Change in Control Severance Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.10*
Banc of California, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan ("2018 Omnibus Plan"), included as an annex to the Banc of California, Inc. Registration Statement on Form S-4 filed on October 19, 2023 and incorporated herein by reference.

10.11*
Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan, effective as of May 11, 2021, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.12*
Form of Stock Award Agreement and Grant Notice pursuant to the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.13*
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

10.25*	Banc of California, Inc. Employee Severance Plan and Summary Plan Description, dated as of February 5, 2025 (Filed herewith).
19.1	Banc of California, Inc. Insider Trading Policy (Filed herewith).

21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Ernst & Young LLP (Filed herewith).
23.2	Consent of KPMG LLP (Filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1+	Section 906 Certification of Chief Executive Officer (Furnished herewith).
32.2+	Section 906 Certification of Chief Financial Officer (Furnished herewith).
97*	Banc of California, Inc. Mandatory Recoupment Policy, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representation and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at the any other time.
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

BANC OF CALIFORNIA, INC.
Dated:	March 3, 2025	By:	/s/ JARED M. WOLFF Jared M. Wolff President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. EGGEMEYER, III John M. Eggemeyer, III	Chairman of the Board of Directors	March 3, 2025

/s/ JARED M. WOLFF Jared M. Wolff	Vice Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2025

/s/ JOSEPH KAUDER Joseph Kauder	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 3, 2025

/s/ JEFFREY KRUMPOCH Jeffrey Krumpoch	Executive Vice President, Interim Chief Accounting Officer (Principal Accounting Officer)	March 3, 2025

/s/ JAMES A. "CONAN" BARKER James A. "Conan" Barker	Director	March 3, 2025

/s/ PAUL R. BURKE Paul R. Burke	Director	March 3, 2025

/s/ MARY A. CURRAN Mary A. Curran	Director	March 3, 2025

/s/ SHANNON F. EUSEY Shannon F. Eusey	Director	March 3, 2025

/s/ RICHARD J. LASHLEY Richard J. Lashley	Director	March 3, 2025

/s/ SUSAN E. LESTER Susan E. Lester	Director	March 3, 2025

/s/ JOSEPH J. RICE Joseph J. Rice	Director	March 3, 2025

/s/ TODD SCHELL Todd Schell	Director	March 3, 2025

/s/ VANIA E. SCHLOGEL Vania E. Schlogel	Director	March 3, 2025

/s/ANDREW THAU Andrew Thau	Director	March 3, 2025