Form 10-Q
period 2025-03-31
BANC OF CALIFORNIA, INC.
filed 2025-05-09
CIK 1169770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State of Incorporation)	(I.R.S. Employer Identification No.)
11611 San Vicente Boulevard, Suite 500
Los Angeles, CA 90049
(Address of Principal Executive Offices, Including Zip Code)
(855) 361-2262
(Registrant's Telephone Number, Including Area Code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of April 30, 2025, there were 147,140,418 shares of the registrant's voting common stock outstanding, excluding 185,871 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
MARCH 31, 2025 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRB	Board of Governors of the Federal Reserve System
AFS	Available-for-Sale	FRBSF	Federal Reserve Bank of San Francisco
AFX	American Financial Exchange	HFS	Held for Sale
ALLL	Allowance for Loan and Lease Losses	HLBV	Hypothetical Liquidation at Book Value
ALM	Asset Liability Management	HOA	Homeowners Association
ASC	Accounting Standards Codification	HTM	Held-to-Maturity
ASU	Accounting Standards Update	ICS	IntraFi Cash Service
BAM	BofCal Asset Management Inc.	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LOCOM	Lower of Cost or Market
CDI	Core Deposit Intangible Assets	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	NAV	Net Asset Value
CET1	Common Equity Tier 1	NII	Net Interest Income
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	NVCE	Non-Voting Common Stock Equivalents
CMBS	Commercial Mortgage-Backed Securities	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PCD	Purchased Credit Deteriorated
CODM	Chief Operating Decision Maker	PSUs	Performance Stock Units
COVID-19	Coronavirus Disease	ROU	Right-of-use
CRA	Community Reinvestment Act	RSUs	Restricted Stock Units
CRI	Customer Relationship Intangible Assets	S&P	Standard & Poor's
DFPI	California Department of Financial Protection and Innovation	SBA	Small Business Administration
DTAs	Deferred Tax Assets	SBIC	Small Business Investment Company
ECR	Earnings Credit Rate	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$215,591	$192,006
Interest-earning deposits in financial institutions	2,128,298	2,310,206
Total cash, cash equivalents, and restricted cash	2,343,889	2,502,212
Securities available-for-sale, at fair value
(amortized cost of $2,575,393 and $2,526,644, respectively)	2,334,058	2,246,839
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,179,910 and $2,156,694, respectively)(ACL of $600 and $1,500, respectively)	2,311,912	2,306,149
FRB and FHLB stock, at cost	155,330	147,773
Total investment securities	4,801,300	4,700,761
Loans held for sale	25,797	26,331
Loans and leases held for investment	24,126,527	23,781,663
Allowance for loan and lease losses	(234,986)	(239,360)
Total loans and leases held for investment, net	23,891,541	23,542,303
Equipment leased to others under operating leases	295,032	307,188
Premises and equipment, net	140,347	142,546
Bank owned life insurance	342,810	339,517
Goodwill	214,521	214,521
Intangible assets, net	125,937	132,944
Deferred tax asset, net	702,323	720,587
Other assets	896,421	913,954
Total assets	$33,779,918	$33,542,864
LIABILITIES:
Noninterest-bearing deposits	$7,593,950	$7,719,913
Interest-bearing deposits	19,599,241	19,471,996
Total deposits	27,193,191	27,191,909
Borrowings (including $117,196 and $118,838 at fair value, respectively)	1,670,782	1,391,814
Subordinated debt	944,908	941,923
Accrued interest payable and other liabilities	449,381	517,269
Total liabilities	30,258,262	30,042,915
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 156,135,165 shares issued and 155,947,503 outstanding at
March 31, 2025; 158,557,735 shares issued and 158,346,529 outstanding at December 31
2024)	1,561	1,586
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at March 31, 2025
and 477,321 shares issued at December 31, 2024)	5	5
Non-voting common stock equivalents ($0.01 par value, 9,790,600 shares issued at
March 31, 2025 and 9,790,600 shares issued at December 31, 2024)	98	98
Additional paid-in capital	3,732,376	3,785,725
Retained deficit	(387,580)	(431,201)
Accumulated other comprehensive loss, net	(323,320)	(354,780)
Total stockholders' equity	3,521,656	3,499,949
Total liabilities and stockholders' equity	$33,779,918	$33,542,864
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$346,103	$357,303	$385,465
Investment securities	37,862	37,743	34,303
Deposits in financial institutions	22,690	29,473	58,936
Total interest income	406,655	424,519	478,704
Interest expense:
Deposits	140,530	154,085	194,807
Borrowings	18,421	18,993	38,124
Subordinated debt	15,340	16,156	16,671
Total interest expense	174,291	189,234	249,602
Net interest income	232,364	235,285	229,102
Provision for credit losses	9,300	12,801	10,000
Net interest income after provision for
credit losses	223,064	222,484	219,102
Noninterest income:
Leased equipment income	10,784	10,730	11,716
Other commissions and fees	9,958	8,231	8,142
Service charges on deposit accounts	4,543	4,770	4,705
Gain (loss) on sale of loans and leases	211	20	(448)
Loss on sale of securities	—	(454)	—
Dividends and gains on equity
investments	2,323	18	3,068
Warrant (loss) income	(295)	343	178
LOCOM HFS adjustment	—	(3)	330
Other income	6,126	5,334	6,125
Total noninterest income	33,650	28,989	33,816
Noninterest expense:
Compensation	86,417	77,661	92,236
Customer related expense	27,751	31,672	30,919
Insurance and assessments	7,283	11,179	20,461
Occupancy	15,010	15,678	17,968
Information technology and data
processing	15,099	14,546	15,418
Intangible asset amortization	7,160	7,770	8,404
Leased equipment depreciation	6,741	7,096	7,520
Other professional services	4,513	5,498	5,075
Loan expense	2,930	4,489	4,491
Acquisition, integration and
reorganization costs	—	(1,023)	—
Other expense	10,749	6,804	8,026
Total noninterest expense	183,653	181,370	210,518
Earnings before income taxes	73,061	70,103	42,400
Income tax expense	19,493	13,184	11,548
Net earnings	53,568	56,919	30,852
Preferred stock dividends	9,947	9,947	9,947
Net earnings available to common
and equivalent stockholders	$43,621	$46,972	$20,905
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(Unaudited)
	(In thousands, except per share amounts)
Earnings per share:
Basic	$0.26	$0.28	$0.12
Diluted	$0.26	$0.28	$0.12

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(Unaudited)
	(In thousands)
Net earnings	$53,568	$56,919	$30,852
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	38,470	(54,436)	(18,208)
Income tax (expense) benefit related to unrealized net
holding gains (losses) arising during the period	(10,952)	15,793	5,167
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	27,518	(38,643)	(13,041)
Reclassification adjustment for net losses included in
net earnings (1)	—	454	—
Income tax benefit related to reclassification adjustment	—	(132)	—
Reclassification adjustment for net losses included
in net earnings, net of tax	—	322	—
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	8,342	8,373	8,110
Income tax expense related to amortization of unrealized
net loss on securities transferred from
available-for-sale to held-to-maturity	(2,378)	(2,356)	(2,302)
Amortization of unrealized net loss on securities
transferred from available-for-sale
to held-to-maturity, net of tax	5,964	6,017	5,808
Change in fair value of credit-linked notes	146	(479)	(1,251)
Income tax (expense) benefit related to change in fair
value of credit-linked notes	(42)	130	355
Change in fair value of credit-linked notes,
net of tax	104	(349)	(896)
Unrealized (loss) gain on cash flow hedges arising
during the period	(2,973)	8,405	5,425
Income tax benefit (expense) related to unrealized gain
on cash flow hedges arising during the period	847	(2,384)	(1,618)
Unrealized (loss) gain on cash flow hedges,
net of tax	(2,126)	6,021	3,807
Other comprehensive income (loss), net of tax	31,460	(26,632)	(4,322)
Comprehensive income	$85,028	$30,287	$26,530
__________________________________
(1)    Entire amount recognized in "Loss on sale of securities" on the Condensed Consolidated Statements of Earnings.

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2025
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2024	$498,516	$1,586	$5	$98	$3,785,725	$(431,201)	$(354,780)	$3,499,949
Net earnings	—	—	—	—	—	53,568	—	53,568
Other comprehensive income,
net of tax	—	—	—	—	—	—	31,460	31,460
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	2	—	—	5,493	—	—	5,495
Restricted stock surrendered	—	—	—	—	(2,699)	—	—	(2,699)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under
Stock Repurchase Program
including excise tax	—	(27)	—	—	(38,904)	—	—	(38,931)
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,311)	—	—	(17,311)
Balance, March 31, 2025	$498,516	$1,561	$5	$98	$3,732,376	$(387,580)	$(323,320)	$3,521,656

	Three Months Ended March 31, 2025
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	440,587	—	—
Restricted stock surrendered	—	(183,480)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,146	—	—
Shares repurchased under Stock Repurchase Program	—	(2,684,823)	—	—
Number of shares, March 31, 2025	513,250	156,135,165	477,321	9,790,600
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2024
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2023	$498,516	$1,577	$5	$108	$3,840,974	$(518,301)	$(432,114)	$3,390,765
Net earnings	—	—	—	—	—	30,852	—	30,852
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(4,322)	(4,322)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(1)	—	—	4,657	—	—	4,656
Conversion of non-voting
common stock equivalents
to voting common stock	—	7	—	(7)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(1,238)	—	—	(1,238)
Shares repurchased under
Dividend Reinvestment Plan	—	—	—	—	70	—	—	70
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,686)	—	—	(16,686)
Balance, March 31, 2024	$498,516	$1,583	$5	$101	$3,827,777	$(497,396)	$(436,436)	$3,394,150

	Three Months Ended March 31, 2024
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2023	513,250	157,651,752	477,321	10,829,990
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	67,209	—	—
Restricted stock surrendered	—	(17,364)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,721	—	—
Conversion of non-voting CE to common stock voting	—	684,390	—	(684,390)
Number of shares, March 31, 2024	513,250	158,390,708	477,321	10,145,600
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$53,568	$30,852
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,027	13,875
Amortization of net premiums on investment securities	5,068	6,138
Accretion of net purchased loan discounts and deferred loan fees	(21,181)	(24,087)
Amortization of intangible assets	7,160	8,404
Amortization of operating lease ROU assets	5,895	8,204
Provision for credit losses	9,300	10,000
Loss (gain) on sale of foreclosed assets	17	(321)
Provision for losses on foreclosed assets	265	297
(Gain) loss on sale of loans and leases	(211)	448
Gain on sale of premises and equipment	—	(1)
Unrealized (gain) loss on derivatives, foreign currencies, and credit-linked notes, net	(279)	513
LOCOM HFS adjustment	—	(330)
Earned stock compensation	5,495	4,656
Decrease in other assets	12,301	31,579
Decrease in accrued interest payable and other liabilities	(75,303)	(178,623)
Net cash provided by (used in) operating activities	15,122	(88,396)

Cash flows from investing activities:
Net increase in loans and leases	(337,351)	(202,957)
Proceeds from sales of loans and leases	1,301	273,241
Proceeds from maturities and paydowns of securities available-for-sale	97,893	44,517
Purchases of securities available-for-sale	(148,541)	(5,558)
Proceeds from maturities and paydowns of securities held-to-maturity	310	294
Purchases of FHLB and FRB stock	(7,557)	(2,968)
Proceeds from sales of foreclosed assets	5,316	5,893
Purchases of premises and equipment, net	(1,525)	(1,942)
Proceeds from sales of premises and equipment	—	2
Net decrease (increase) in equipment leased to others under operating leases	5,415	(3,120)
Net cash (used in) provided by investing activities	(384,739)	107,402

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(125,963)	59,354
Net increase (decrease) in interest-bearing deposits	127,245	(1,568,716)
Repayments of borrowings	(1,014)	(1,074,191)
Proceeds from borrowings	279,842	300,000
Common shares repurchased under Stock Repurchase Program	(38,931)	—
Common shares purchased under Dividend Reinvestment Plan	72	70
Restricted stock surrendered	(2,699)	(1,238)
Preferred stock dividends paid	(9,947)	(9,947)
Common stock dividends paid	(17,311)	(16,686)
Net cash provided by (used in) by financing activities	211,294	(2,311,354)

Net decrease in cash, cash equivalents, and restricted cash	(158,323)	(2,292,348)
Cash, cash equivalents, and restricted cash, beginning of period	2,502,212	5,377,576
Cash, cash equivalents, and restricted cash, end of period	$2,343,889	$3,085,228
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$180,996	$360,934
Cash received for income taxes	(256)	(7,193)
Loans transferred to foreclosed assets	1,354	10,964
Transfers from loans held for investment to loans held for sale	—	7,466
Transfers to loans held for investment from loans held for sale	—	1,179
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and member of the FRB. When we refer to the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. As a bank holding company, Banc of California, Inc. is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the FRB. As a California state-chartered bank and a member of the FRB, the Bank is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the DFPI and the FRB. The Bank is also a member of the FHLB system, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.
Banc of California is one of the nation's premier relationship-based business banks, providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through full-service branches throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-stack payment processing solutions through its subsidiary, Deepstack Technologies, LLC. Banc of California also serves the community association management industry nationwide with its technology-forward platform SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including treasury management and investment management services. Our major operating expenses are interest paid by the Bank on deposits and borrowings, compensation expense, customer related expense, information technology and data processing expense, occupancy expense, and general operating expenses.
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC ("Form 10-K").
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard, among other changes, improves annual income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The enhanced income tax disclosure requirements apply on a prospective basis to annual financial statements for periods beginning after December 15, 2024. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." The standard, among other changes, requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. In addition, companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In January 2025, the FASB also issued ASU 2025-01, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date," which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The enhanced income statement expense disclosure requirements apply on a prospective basis. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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
Use of Estimates
The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the ALLL and the reserve for unfunded loan commitments), the carrying value of goodwill and other intangible assets, the fair value of assets and liabilities acquired in business combinations and the related purchase price allocation, and the realization of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
NOTE 2. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the three months ended March 31, 2025 and 2024. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, we pledged cash collateral for our derivative contracts of $9.4 million and $5.3 million. In connection with the issuance of the credit-linked notes on September 29, 2022, we established a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $118.6 million at March 31, 2025 and $119.6 million at December 31, 2024. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. As of March 31, 2025 and December 31, 2024, the balance of such restricted cash totaled $59.8 million and $59.3 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,033,674	$—	$(166,632)	$867,042
Agency commercial MBS	62,126	—	(922)	61,204
Agency residential CMOs	579,676	2,541	(17,149)	565,068
Municipal securities	602	—	(5)	597
Corporate debt securities	289,077	423	(26,097)	263,403
Private label residential CMOs	334,859	126	(31,658)	303,327
Collateralized loan obligations	243,485	59	(659)	242,885
Private label commercial MBS	12,533	—	(1,087)	11,446
Asset-backed securities	15,238	—	(14)	15,224
SBA securities	4,123	—	(261)	3,862
Total (1)	$2,575,393	$3,149	$(244,484)	$2,334,058
_________________________
(1)    Excludes accrued interest receivable of $13.0 million at March 31, 2025 which is recorded in "Other assets" on the condensed consolidated balance sheets.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,051,601	$—	$(189,761)	$861,840
Agency commercial MBS	52,610	—	(1,046)	51,564
Agency residential CMOs	467,319	223	(20,911)	446,631
Municipal securities	602	—	(8)	594
Corporate debt securities	289,098	—	(31,386)	257,712
Private label residential CMOs	352,615	7	(35,712)	316,910
Collateralized loan obligations	278,976	469	(29)	279,416
Private label commercial MBS	13,585	—	(1,213)	12,372
Asset-backed securities	15,674	—	(74)	15,600
SBA securities	4,564	—	(364)	4,200
Total (1)	$2,526,644	$699	$(280,504)	$2,246,839
_________________________
(1)    Excludes accrued interest receivable of $12.6 million at December 31, 2024 which is recorded in "Other assets" on the condensed consolidated balance sheets.
As of March 31, 2025, AFS securities with a fair value of $3.9 million were pledged as collateral solely for public deposits.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized Gains and Losses on Securities Available-for-Sale
The were no sales of AFS securities for the three months ended March 31, 2025 and 2024.
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$867,042	$(166,632)	$867,042	$(166,632)
Agency commercial MBS	49,911	(41)	11,293	(881)	61,204	(922)
Agency residential CMOs	27,981	(66)	104,865	(17,083)	132,846	(17,149)
Municipal securities	—	—	597	(5)	597	(5)
Corporate debt securities	—	—	240,730	(26,097)	240,730	(26,097)
Private label residential CMOs	97,388	(285)	129,803	(31,373)	227,191	(31,658)
Collateralized loan obligations	180,076	(659)	—	—	180,076	(659)
Private label commercial MBS	—	—	11,446	(1,087)	11,446	(1,087)
Asset-backed securities	15,224	(14)	—	—	15,224	(14)
SBA securities	—	—	3,862	(261)	3,862	(261)
Total	$370,580	$(1,065)	$1,369,638	$(243,419)	$1,740,218	$(244,484)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$861,840	$(189,761)	$861,840	$(189,761)
Agency commercial MBS	40,291	(87)	11,273	(959)	51,564	(1,046)
Agency residential CMOs	273,347	(1,994)	104,757	(18,917)	378,104	(20,911)
Municipal securities	—	—	594	(8)	594	(8)
Corporate debt securities	15,968	(32)	241,744	(31,354)	257,712	(31,386)
Private label residential CMOs	180,915	(1,031)	129,178	(34,681)	310,093	(35,712)
Collateralized loan obligations	38,771	(29)	—	—	38,771	(29)
Private label commercial MBS	—	—	12,372	(1,213)	12,372	(1,213)
Asset-backed securities	15,600	(74)	—	—	15,600	(74)
SBA securities	—	—	4,200	(364)	4,200	(364)
Total	$564,892	$(3,247)	$1,365,958	$(277,257)	$1,930,850	$(280,504)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The securities that were in an unrealized loss position at March 31, 2025, were considered impaired and required further review to determine if the unrealized losses were credit-related. After completing such review, we concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Accordingly, we determined the unrealized losses were not credit-related.
As of March 31, 2025, we believe there was no credit impairment as the decline in fair value of our securities since acquisition was primarily attributable to changes in interest rates and credit spreads. Further we do not currently intend to sell any of the securities in an unrealized loss position and it is not more likely than not the Company will be required to sell these securities before their anticipated recovery. As such, we recognized the unrealized losses in "Accumulated other comprehensive loss, net" of "Stockholders' equity" on the condensed consolidated balance sheets.
Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our AFS securities portfolio based on amortized cost and fair value as of the dates indicated:

	March 31, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$1,033,674	$1,033,674
Agency commercial MBS	—	39,959	9,994	12,173	62,126
Agency residential CMOs	—	—	14,655	565,021	579,676
Municipal securities	—	602	—	—	602
Corporate debt securities	—	7,500	281,577	—	289,077
Private label residential CMOs	—	—	—	334,859	334,859
Collateralized loan obligations	—	—	136,918	106,567	243,485
Private label commercial MBS	—	—	580	11,953	12,533
Asset-backed securities	—	—	—	15,238	15,238
SBA securities	—	—	4,123	—	4,123
Total	$—	$48,061	$447,847	$2,079,485	$2,575,393

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$867,042	$867,042
Agency commercial MBS	—	39,928	9,983	11,293	61,204
Agency residential CMOs	—	—	14,775	550,293	565,068
Municipal securities	—	597	—	—	597
Corporate debt securities	—	7,354	256,049	—	263,403
Private label residential CMOs	—	—	—	303,327	303,327
Collateralized loan obligations	—	—	136,471	106,414	242,885
Private label commercial MBS	—	—	571	10,875	11,446
Asset-backed securities	—	—	—	15,224	15,224
SBA securities	—	—	3,862	—	3,862
Total	$—	$47,879	$421,711	$1,864,468	$2,334,058
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
Securities Held-to-Maturity
The following tables present amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of HTM securities as of the dates indicated:

	March 31, 2025
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,252,455	$(20)	$1,252,435	$61	$(59,663)	$1,192,833
Agency commercial MBS	442,172	—	442,172	—	(28,137)	414,035
Private label commercial MBS	356,586	—	356,586	—	(19,841)	336,745
U.S. Treasury securities	190,726	—	190,726	—	(12,291)	178,435
Corporate debt securities	70,573	(580)	69,993	—	(12,131)	57,862
Total (1)	$2,312,512	$(600)	$2,311,912	$61	$(132,063)	$2,179,910
__________________________
(1)    Excludes accrued interest receivable of $11.3 million at March 31, 2025 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at December 31, 2024 which is recorded in "Other assets" on the condensed consolidated balance sheets.
As of March 31, 2025, HTM securities with an amortized cost of $2.2 billion and a fair value of $2.1 billion were pledged as collateral for the FRB secured line of credit and public deposits.
Allowance for Credit Losses on Securities Held-to-Maturity
The following tables present the changes by major security type in our allowance for credit losses on HTM securities for the periods indicated:

	Three Months Ended March 31, 2025
	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Municipal securities	$140	$(120)	$—	$—	$20
Corporate debt securities	1,360	(780)	—	—	580
Total	$1,500	$(900)	$—	$—	$600

	Three Months Ended March 31, 2024
	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as held-to-maturity. Credit losses on HTM securities are representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in other assets on the condensed consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the ACL based primarily on credit ratings.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its HTM securities. The following tables present our HTM securities portfolio at amortized cost by the lowest available credit rating as of the dates indicated:

	March 31, 2025
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$571,520	$369,314	$219,130	$73,070	$1,664	$—	$17,757	$1,252,455
Agency commercial MBS	—	442,172	—	—	—	—	—	442,172
Private label commercial MBS	356,586	—	—	—	—	—	—	356,586
U.S. Treasury securities	—	190,726	—	—	—	—	—	190,726
Corporate debt securities	—	—	—	—	—	44,542	26,031	70,573
Total	$928,106	$1,002,212	$219,130	$73,070	$1,664	$44,542	$43,788	$2,312,512

	December 31, 2024
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$571,347	$369,072	$218,581	$72,952	$1,667	$—	$17,745	$1,251,364
Agency commercial MBS	—	440,476	—	—	—	—	—	440,476
Private label commercial MBS	355,342	—	—	—	—	—	—	355,342
U.S. Treasury securities	—	189,985	—	—	—	—	—	189,985
Corporate debt securities	—	—	—	—	—	44,507	25,975	70,482
Total	$926,689	$999,533	$218,581	$72,952	$1,667	$44,507	$43,720	$2,307,649

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our HTM securities portfolio based on amortized cost and fair value as of the date indicated:

	March 31, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$20,359	$477,179	$754,917	$1,252,455
Agency commercial MBS	—	32,138	410,034	—	442,172
Private label commercial MBS	—	—	36,959	319,627	356,586
U.S. Treasury securities	—	—	190,726	—	190,726
Corporate debt securities	—	—	10,141	60,432	70,573
Total	$—	$52,497	$1,125,039	$1,134,976	$2,312,512

	March 31, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$20,333	$459,469	$713,031	$1,192,833
Agency commercial MBS	—	30,082	383,953	—	414,035
Private label commercial MBS	—	—	35,137	301,608	336,745
U.S. Treasury securities	—	—	178,435	—	178,435
Corporate debt securities	—	—	9,800	48,062	57,862
Total	$—	$50,415	$1,066,794	$1,062,701	$2,179,910
Commercial MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on AFS and HTM investment securities for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Taxable interest	$31,447	$27,601
Non-taxable interest	4,517	4,720
Dividend income	1,898	1,982
Total interest income on investment securities	$37,862	$34,303

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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(In thousands)
Real estate mortgage	$13,655,592	$13,605,595
Real estate construction and land (1)	2,873,608	3,187,146
Commercial	7,392,651	6,788,923
Consumer	392,953	402,254
Total gross loans and leases held for investment	24,314,804	23,983,918
Unearned discounts, net (2)	(157,921)	(175,713)
Deferred fees, net	(30,356)	(26,542)
Total loans and leases held for investment	24,126,527	23,781,663
Allowance for loan and lease losses	(234,986)	(239,360)
Total loans and leases held for investment, net (3)	$23,891,541	$23,542,303
____________________
(1)    Includes land and acquisition and development loans of $221.4 million and $223.9 million at March 31, 2025 and December 31, 2024.
(2)    Represents net acquisition discounts of $217.1 million and purchase premiums of $59.2 million at March 31, 2025, and net acquisition discounts of $235.2 million and purchase premiums of $59.5 million at December 31, 2024.
(3)    Excludes accrued interest receivable of $98.9 million and $96.8 million at March 31, 2025 and December 31, 2024, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.
The following tables present an aging analysis of our loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	March 31, 2025
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$54,667	$37,433	$92,100	$4,397,443	$4,489,543
Multi-family	1,795	21,734	23,529	6,192,555	6,216,084
Other residential	39,364	34,411	73,775	2,713,256	2,787,031
Total real estate mortgage	95,826	93,578	189,404	13,303,254	13,492,658
Real estate construction and land:
Commercial	—	—	—	733,684	733,684
Residential	—	—	—	2,127,354	2,127,354
Total real estate construction and land	—	—	—	2,861,038	2,861,038
Commercial:
Asset-based	524	993	1,517	2,303,808	2,305,325
Venture capital	—	—	—	1,733,074	1,733,074
Other commercial	2,162	4,581	6,743	3,333,657	3,340,400
Total commercial	2,686	5,574	8,260	7,370,539	7,378,799
Consumer	2,152	824	2,976	391,056	394,032
Total	$100,664	$99,976	$200,640	$23,925,887	$24,126,527

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$27,700	$22,561	$50,261	$4,528,511	$4,578,772
Multi-family	10,346	21,860	32,206	6,009,507	6,041,713
Other residential	39,873	36,976	76,849	2,730,325	2,807,174
Total real estate mortgage	77,919	81,397	159,316	13,268,343	13,427,659
Real estate construction and land:
Commercial	—	—	—	799,131	799,131
Residential	—	—	—	2,373,162	2,373,162
Total real estate construction and land	—	—	—	3,172,293	3,172,293
Commercial:
Asset-based	1,795	—	1,795	2,086,174	2,087,969
Venture capital	5,534	—	5,534	1,532,242	1,537,776
Other commercial	3,295	6,956	10,251	3,142,833	3,153,084
Total commercial	10,624	6,956	17,580	6,761,249	6,778,829
Consumer	2,804	493	3,297	399,585	402,882
Total	$91,347	$88,846	$180,193	$23,601,470	$23,781,663
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
The following table presents our nonaccrual and performing loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	March 31, 2025			December 31, 2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$131,595	$4,357,948	$4,489,543	$97,655	$4,481,117	$4,578,772
Multi-family	22,614	6,193,470	6,216,084	22,763	6,018,950	6,041,713
Other residential	44,739	2,742,292	2,787,031	46,788	2,760,386	2,807,174
Total real estate mortgage	198,948	13,293,710	13,492,658	167,206	13,260,453	13,427,659
Real estate construction and land:
Commercial	—	733,684	733,684	—	799,131	799,131
Residential	—	2,127,354	2,127,354	—	2,373,162	2,373,162
Total real estate construction and land	—	2,861,038	2,861,038	—	3,172,293	3,172,293
Commercial:
Asset-based	3,640	2,301,685	2,305,325	1,940	2,086,029	2,087,969
Venture capital	163	1,732,911	1,733,074	6,291	1,531,485	1,537,776
Other commercial	9,737	3,330,663	3,340,400	13,544	3,139,540	3,153,084
Total commercial	13,540	7,365,259	7,378,799	21,775	6,757,054	6,778,829
Consumer	992	393,040	394,032	624	402,258	402,882
Total	$213,480	$23,913,047	$24,126,527	$189,605	$23,592,058	$23,781,663

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2025, nonaccrual loans and leases included $100.0 million of loans and leases 90 or more days past due, $42.7 million of loans and leases 30 to 89 days past due, and $70.8 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2024, nonaccrual loans and leases included $88.8 million of loans and leases 90 or more days past due, $40.6 million of loans and leases 30 to 89 days past due, and $60.2 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of March 31, 2025, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $73.9 million and represented 35% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2025
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$317,427	$300,298	$3,871,818	$4,489,543
Multi-family	216,093	149,159	5,850,832	6,216,084
Other residential	44,757	1,260	2,741,014	2,787,031
Total real estate mortgage	578,277	450,717	12,463,664	13,492,658
Real estate construction and land:
Commercial	69,324	224,152	440,208	733,684
Residential	3,120	39,730	2,084,504	2,127,354
Total real estate construction and land	72,444	263,882	2,524,712	2,861,038
Commercial:
Asset-based	3,640	37,746	2,263,939	2,305,325
Venture capital	84,412	153,942	1,494,720	1,733,074
Other commercial	24,676	25,489	3,290,235	3,340,400
Total commercial	112,728	217,177	7,048,894	7,378,799
Consumer	1,274	5,238	387,520	394,032
Total	$764,723	$937,014	$22,424,790	$24,126,527

	December 31, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$301,278	$348,014	$3,929,480	$4,578,772
Multi-family	113,164	202,690	5,725,859	6,041,713
Other residential	47,993	14,351	2,744,830	2,807,174
Total real estate mortgage	462,435	565,055	12,400,169	13,427,659
Real estate construction and land:
Commercial	—	148,024	651,107	799,131
Residential	—	203,220	2,169,942	2,373,162
Total real estate construction and land	—	351,244	2,821,049	3,172,293
Commercial:
Asset-based	5,003	9,547	2,073,419	2,087,969
Venture capital	75,406	125,320	1,337,050	1,537,776
Other commercial	19,949	38,741	3,094,394	3,153,084
Total commercial	100,358	173,608	6,504,863	6,778,829
Consumer	709	7,408	394,765	402,882
Total	$563,502	$1,097,315	$22,120,846	$23,781,663

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months		Three Months
		Ended		Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2025	2024	2024
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$7,318	$—	$32,106	$—
Multi-family	—	—	—	—
Other residential	167	—	389	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	—	—
Commercial:
Asset-based	1,343	—	701	—
Venture capital	163	—	—	—
Other commercial	4,254	—	816	—
Consumer	992	—	832	—
With No Related Allowance
Recorded:
Real estate mortgage:
Commercial	$124,277	$5	$34,421	$5
Multi-family	22,614	—	953	—
Other residential	44,572	—	61,365	—
Real estate construction and land:
Commercial	—	—	—	—
Residential	—	—	—	—
Commercial:
Asset-based	2,297	—	1,624	—
Venture capital	—	—	—	—
Other commercial	5,483	—	12,574	—
Consumer	—	—	4	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$198,948	$5	$129,234	$5
Real estate construction and land	—	—	—	—
Commercial	13,540	—	15,715	—
Consumer	992	—	836	—
Total	$213,480	$5	$145,785	$5

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$1,688	$—	$30,897	$27,051	$83,098	$—	$—	$142,734
3-4.5 Pass	38,604	235,421	125,387	794,202	654,529	1,785,086	67,214	28,641	3,729,084
5 Special mention	—	—	23,902	29,878	49,910	194,648	1,960	—	300,298
6-8 Classified	—	13,587	4,394	57,898	57,536	184,012	—	—	317,427
Total	$38,604	$250,696	$153,683	$912,875	$789,026	$2,246,844	$69,174	$28,641	$4,489,543
Current YTD period:
Gross charge-offs	$—	$—	$51	$—	$19	$4,937	$—	$—	$5,007

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$—	$42,811	$200,364	$165,442	$—	$—	$408,617
3-4.5 Pass	167,154	222,993	79,717	2,111,873	1,131,682	1,719,172	9,624	—	5,442,215
5 Special mention	—	—	—	94,140	35,087	5,532	—	14,400	149,159
6-8 Classified	—	—	—	64,974	67,214	83,905	—	—	216,093
Total	$167,154	$222,993	$79,717	$2,313,798	$1,434,347	$1,974,051	$9,624	$14,400	$6,216,084
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$3,198	$—	$3,198
3-4.5 Pass	39,229	(493)	28,693	334,119	2,193,054	96,367	46,781	66	2,737,816
5 Special mention	—	—	—	988	—	272	—	—	1,260
6-8 Classified	(302)	—	1,059	16,305	26,536	992	167	—	44,757
Total	$38,927	$(493)	$29,752	$351,412	$2,219,590	$97,631	$50,146	$66	$2,787,031
Current YTD period:
Gross charge-offs	$—	$—	$4	$649	$129	$—	$—	$—	$782
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	971	36,231	60,498	272,166	40,435	29,907	—	—	440,208
5 Special mention	—	—	—	126,496	69,983	—	27,673	—	224,152
6-8 Classified	—	—	—	—	69,324	—	—	—	69,324
Total	$971	$36,231	$60,498	$398,662	$179,742	$29,907	$27,673	$—	$733,684
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	17,045	99,905	222,223	1,025,600	494,188	154,669	70,874	—	2,084,504
5 Special mention	—	—	—	39,730	—	—	—	—	39,730
6-8 Classified	—	—	—	—	3,120	—	—	—	3,120
Total	$17,045	$99,905	$222,223	$1,065,330	$497,308	$154,669	$70,874	$—	$2,127,354
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$—	$37,079	$35,007	$154,043	$203,484	$243,335	$188,613	$—	$861,561
3-4.5 Pass	35,516	70,700	86,508	171,446	81,225	41,014	811,040	104,929	1,402,378
5 Special mention	—	—	194	5,567	—	—	31,985	—	37,746
6-8 Classified	—	—	—	1,344	—	—	2,296	—	3,640
Total	$35,516	$107,779	$121,709	$332,400	$284,709	$284,349	$1,033,934	$104,929	$2,305,325
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(114)	$(133)	$(97)	$—	$414	$2,096	$75,497	$23,752	$101,415
3-4.5 Pass	953	106,826	101,916	32,508	80,640	9,603	988,547	72,312	1,393,305
5 Special mention	—	10,010	43,355	50,884	15,367	10,657	19,505	4,164	153,942
6-8 Classified	—	14,873	14,990	—	162	—	54,387	—	84,412
Total	$839	$131,576	$160,164	$83,392	$96,583	$22,356	$1,137,936	$100,228	$1,733,074
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$5,121	$—	$—	$—	$5,121
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$2	$1,055	$228	$20,696	$2,706	$(44)	$55,708	$—	$80,351
3-4.5 Pass	149,240	67,275	74,812	80,265	187,665	173,706	2,415,680	61,241	3,209,884
5 Special mention	—	4,499	8,939	—	9,571	74	1,553	853	25,489
6-8 Classified	—	—	1,394	3,972	157	4,448	11,415	3,290	24,676
Total	$149,242	$72,829	$85,373	$104,933	$200,099	$178,184	$2,484,356	$65,384	$3,340,400
Current YTD period:
Gross charge-offs	$—	$—	$—	$42	$229	$85	$4,052	$53	$4,461

Consumer
Internal risk rating:
1-2 High pass	$—	$—	$—	$19	$13	$—	$726	$—	$758
3-4.5 Pass	8,622	31,769	17,466	57,517	169,532	95,999	5,655	202	386,762
5 Special mention	—	—	—	1,158	2,853	1,227	—	—	5,238
6-8 Classified	—	—	—	482	402	381	—	9	1,274
Total	$8,622	$31,769	$17,466	$59,176	$172,800	$97,607	$6,381	$211	$394,032
Current YTD period:
Gross charge-offs	$—	$—	$—	$178	$602	$399	$1	$—	$1,180

Total Loans and Leases
Internal risk rating:
1-2 High pass	$(112)	$39,689	$35,138	$248,466	$434,032	$493,927	$323,742	$23,752	$1,598,634
3-4.5 Pass	457,334	870,627	797,220	4,879,696	5,032,950	4,105,523	4,415,415	267,391	20,826,156
5 Special mention	—	14,509	76,390	348,841	182,771	212,410	82,676	19,417	937,014
6-8 Classified	(302)	28,460	21,837	144,975	224,451	273,738	68,265	3,299	764,723
Total	$456,920	$953,285	$930,585	$5,621,978	$5,874,204	$5,085,598	$4,890,098	$313,859	$24,126,527
Current YTD period:
Gross charge-offs	$—	$—	$55	$869	$6,100	$5,421	$4,053	$53	$16,551
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan Modifications
The following tables present our loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated with related amortized cost balances as of the dates indicated:

	Three Months Ended March 31, 2025
	Loan Modifications
	Balances (Amortized Cost Basis) at
	March 31, 2025
							Combination - Term
					Combination - Term		Extension,
					Extension and		Rate Reduction		Total Loan
	Term Extension		Payment Delay		Rate Reduction		and Payment Delay		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$61,021	1.4%	$1,599	—%	$—	—%	$—	—%	$62,620	1.4%
Multi-family	39,472	0.6%	—	—%	—	—%	—	—%	39,472	0.6%
Other residential	972	—%	2,500	0.1%	—	—%	—	—%	3,472	0.1%
Real estate
construction
and land:
Residential	3,120	0.1%	—	—%	—	—%	—	—%	3,120	0.1%
Commercial:
Asset-based	2,296	0.1%	—	—%	—	—%	—	—%	2,296	0.1%
Venture capital	7,393	0.4%	—	—%	—	—%	—	—%	7,393	0.4%
Other commercial	2,154	0.1%	—	—%	355	—%	146	—%	2,655	0.1%
Total	$116,428		$4,099		$355		$146		$121,028

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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

Three Months Ended March 31, 2025
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 13 months.
Multi-family	Extended maturity by a weighted average 5 months.
Other residential	Extended maturity by a weighted average 9 months.
Real estate construction and land:
Residential	Extended maturity by a weighted average 12 months.
Commercial:
Asset-based	Extended maturity by a weighted average 10 months.
Venture capital	Extended maturity by a weighted average 12 months.
Other commercial	Extended maturity by a weighted average 16 months.

Three Months Ended March 31, 2025
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments for 6 months.
Other residential	Deferred partial payments for 3 months.

Three Months Ended March 31, 2025
Combination - Term Extension and Rate Reduction - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 4.7 years and reduced interest rates by a weighted average 1.95%.

Three Months Ended March 31, 2025
Term Extension, Rate Reduction and Payment Delay - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 5.1 years, reduced interest rates by a weighted average 5.75%, and granted 3 months of payment deferrals.

Three Months Ended March 31, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 5 months.
Other residential	Extended maturity by a weighted average 12 months.
Commercial:
Other commercial	Extended maturity by a weighted average 3 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the payment status of loans that were modified during the preceding 12-month period, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost Basis) at
	March 31, 2025
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$186,826	$—	$7,130	$193,956
Multi-family	39,472	—	—	39,472
Other residential	4,142	—	727	4,869
Real estate construction and land:
Residential	3,120	—	—	3,120
Commercial:
Asset-based	2,296	—	—	2,296
Venture capital	13,116	—	—	13,116
Other commercial	3,246	1,399	—	4,645
Consumer	8	—	—	8
Total	$252,226	$1,399	$7,857	$261,482

	Payment Status (Amortized Cost Basis) at
	March 31, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$2,250	$—	$—	$2,250
Other residential	2,953	90	1,715	4,758
Commercial:
Other commercial	4,910	—	—	4,910
Consumer	13	—	—	13
Total	$10,126	$90	$1,715	$11,931
The following tables present information on loans that defaulted during the periods indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the dates indicated:

Three Months Ended
March 31, 2025
Modified Loans That
Subsequently Defaulted
Amortized Cost Basis at
March 31, 2025
Term Extension
(In thousands)
Commercial:
Other commercial	$1,399
Total	$1,399

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended
March 31, 2024
Modified Loans That
Subsequently Defaulted
Amortized Cost Basis at
March 31, 2024
Term Extension
(In thousands)
Real estate mortgage:
Other residential	$2,204
Total	$2,204
Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet, but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for ALLL. See Note 7. Leases for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$4,055	$4,735
The following table presents the components of leases receivable as of the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$183,539	$202,815
Unguaranteed residual assets	21,928	22,489
Deferred costs and other	1,730	1,955
Aggregate net investment in leases	$207,197	$227,259

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents maturities of leases receivable as of the date indicated:

March 31, 2025
(In thousands)
Period ending December 31,
2025	$53,211
2026	56,995
2027	41,810
2028	27,078
2029	20,169
Thereafter	5,229
Total undiscounted cash flows	204,492
Less: Unearned income	(20,953)
Present value of lease payments	$183,539
Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the ALLL on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$145,754	$10,940	$67,833	$14,833	$239,360
Charge-offs	(5,789)	—	(9,582)	(1,180)	(16,551)
Recoveries	311	—	2,104	62	2,477
Net charge-offs	(5,478)	—	(7,478)	(1,118)	(14,074)
Provision	(10,160)	3,184	15,634	1,042	9,700
Balance, end of period	$130,116	$14,124	$75,989	$14,757	$234,986

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$1,702	$—	$1,625	$—	$3,327
Collectively evaluated	$128,414	$14,124	$74,364	$14,757	$231,659

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$198,839	$—	$11,371	$—	$210,210
Collectively evaluated	13,293,819	2,861,038	7,367,428	394,032	23,916,317
Ending balance	$13,492,658	$2,861,038	$7,378,799	$394,032	$24,126,527

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
The allowance for loan and lease losses decreased by $4.4 million in the first quarter of 2025 to $235.0 million due primarily to a $9.7 million provision, offset by net charge-offs of $14.1 million. For additional information regarding the calculation of the ALLL using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see Note 1(j). Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	March 31, 2025			December 31, 2024
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$198,839	$—	$198,839	$167,060	$—	$167,060
Commercial	—	7,169	7,169	—	10,870	10,870
Total	$198,839	$7,169	$206,008	$167,060	$10,870	$177,930

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The ACL is the combination of the ALLL and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.
The following tables present a summary of the activity in the ALLL and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2025
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$239,360	$29,071	$268,431
Charge-offs	(16,551)	—	(16,551)
Recoveries	2,477	—	2,477
Net charge-offs	(14,074)	—	(14,074)
Provision	9,700	500	10,200
Balance, end of period	$234,986	$29,571	$264,557

	Three Months Ended
	March 31, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$281,687	$29,571	$311,258
Charge-offs	(5,014)	—	(5,014)
Recoveries	3,830	—	3,830
Net charge-offs	(1,184)	—	(1,184)
Provision	11,000	(1,000)	10,000
Balance, end of period	$291,503	$28,571	$320,074

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
The following table presents the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2024	$214,521
Balance, March 31, 2025	$214,521
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the carrying amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Gross carrying amount of CDI and CRI, beginning of period	$178,764	$236,264
Accumulated Amortization:
Balance, beginning of period	(45,820)	(70,787)
Amortization expense	(7,007)	(8,251)
Balance, end of period	(52,827)	(79,038)
Net CDI and CRI, end of period	$125,937	$157,226
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

March 31, 2025
(In thousands)
Period ending December 31,
2025	$20,650
2026	24,412
2027	21,166
2028	17,920
2029	14,675
Thereafter	27,114
Net CDI and CRI	$125,937

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	March 31,	December 31,
Other Assets	2025	2024
	(In thousands)
Investments:
LIHTC investments	$284,968	$295,964
SBIC investments	113,890	109,636
Alternative energy partnerships (HLBV investments)	17,100	17,472
Other equity and CRA investments	142,504	143,152
Total investments	558,462	566,224
Interest receivable	127,394	125,469
Operating lease ROU assets, net (1)	97,716	100,092
Prepaid expenses	39,783	39,432
Taxes receivable	16,858	18,009
Foreclosed assets, net	5,474	9,734
Equity warrants	3,497	3,763
Other receivables/assets	47,237	51,231
Total other assets	$896,421	$913,954
____________________
(1)    See Note 7. Leases for further details regarding the operating lease ROU assets.

NOTE 7. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Operating lease expense:
Fixed costs	$6,969	$9,435
Variable costs	112	48
Short-term lease costs	235	66
Sublease income	(1,132)	(1,196)
Net lease expense	$6,184	$8,353
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,323	$7,746
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,942	$1,183

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$97,716	$100,092
Operating lease liabilities	$120,090	$124,355

Weighted average remaining lease term (in years)	5.9	5.9
Weighted average discount rate	3.59%	3.53%
The following table presents the maturities of operating lease liabilities as of the date indicated:

March 31, 2025
(In thousands)
Period ending December 31,
2025	$23,450
2026	28,000
2027	21,490
2028	17,454
2029	13,207
Thereafter	30,403
Total operating lease liabilities	134,004
Less: Imputed interest	(13,914)
Present value of operating lease liabilities	$120,090
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Noninterest income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the three months ended March 31, 2025 and 2024.
The following table presents the rental payments to be received on operating leases as of the date indicated:

March 31, 2025
(In thousands)
Period ending December 31,
2025	$27,224
2026	34,348
2027	27,971
2028	24,925
2029	23,418
Thereafter	45,229
Total undiscounted cash flows	$183,115

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,379,842	4.07%	$1,100,000	3.93%
Senior Notes	174,000	5.25%	174,000	5.25%
Credit-linked notes	117,196	15.07%	118,838	15.29%
Total borrowings	1,671,038	4.96%	1,392,838	5.06%
Acquisition discount on senior notes	(256)		(1,024)
Total borrowings, net (1)	$1,670,782		$1,391,814
___________________
(1)    All borrowings were held at the Bank level with the exception of the 5.25% Senior Notes due April 2025 ("Senior Notes"), which were issued at the holding company level.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of March 31, 2025 of $6.9 billion, collateralized by a blanket lien on $10.5 billion of qualifying loans and $19.5 million of securities. As of March 31, 2025, there were $513.9 million in letters of credit pledged and $1.4 billion outstanding. As of December 31, 2024, there were $527.9 million in letters of credit pledged and $1.1 billion balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	March 31, 2025
			Maturity
	Balance	Rate	Date
	(Dollars in thousands)
Overnight advance	$100,000	4.65%	04/01/2025
Term advance	179,842	4.57%	05/01/2025
Term advance	150,000	4.59%	06/26/2026
Term advance	150,000	4.63%	05/28/2027
Term advance	150,000	4.63%	06/03/2027
Term advance	150,000	4.39%	06/03/2027
Callable term advance	500,000	3.18%	09/18/2034
Total FHLB secured advances	$1,379,842	4.07%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2025, the Bank had secured borrowing capacity of $5.8 billion collateralized by liens covering $5.3 billion of qualifying loans and $1.5 billion of securities. As of March 31, 2025 and December 31, 2024, there was no balance outstanding.
Senior Notes. The Senior Notes are unsecured debt obligations and rank equally with our other present and future unsecured unsubordinated obligations. We make interest payments on the Senior Notes semi-annually in arrears. We have the option to redeem the Senior Notes either in whole or in part on or after January 15, 2025 (i.e., 90 days prior to the maturity date of April 15, 2025). Notification of no less than 30 nor more than 60 days is required for redemption. The Senior Notes will be redeemable at a price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption. On April 4, 2025, the Company repaid the Senior Notes in full that were scheduled to mature on April 15, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Holding Company Line of Credit Arrangement. On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement which increased the Company's unsecured revolving line of credit to $100.0 million. The rate is based on 1-month SOFR plus a spread of 2.25% basis points. As of March 31, 2025 and December 31, 2024, there was no balance outstanding.
Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.74% at March 31, 2025. The notes are linked to the credit risk of an approximately $2.3 billion reference pool of previously purchased single-family residential mortgage loans at March 31, 2025. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $117.2 million at March 31, 2025. See Note 2. Restricted Cash for information regarding the collateral for the notes and Note 11. Fair Value Option for additional information.
Federal Funds Arrangements with Commercial Banks. As of March 31, 2025, the Bank had unsecured lines of credit of $265.0 million in the aggregate with several commercial banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2025 and December 31, 2024, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2025 and December 31, 2024 there was no balance outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	March 31, 2025		December 31, 2024		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(7)	$381,321	3.25%	$381,185	3.25%	04/30/2021	05/01/2031	Fixed rate (3)
Subordinated notes	75,000	4.375%	75,000	4.375%	10/30/2020	10/30/2030	Fixed rate (6)
Trust V	10,310	7.66%	10,310	7.71%	08/15/2003	09/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	7.61%	10,310	7.67%	09/03/2003	09/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	7.51%	5,155	7.56%	09/17/2003	09/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	7.30%	61,856	7.60%	02/05/2004	04/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	6.25%	20,619	6.31%	08/15/2005	09/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	6.16%	16,495	6.22%	01/25/2007	03/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	6.11%	10,310	6.17%	09/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	6.51%	82,475	6.57%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	6.50%	128,866	6.80%	12/14/2005	01/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	9.45%	51,545	9.95%	02/22/2006	04/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	6.50%	51,550	6.80%	09/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (4)	27,878	4.67%	26,687	5.10%	09/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	9.45%	16,470	9.95%	12/05/2006	01/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	6.50%	6,650	6.80%	12/19/2006	01/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	6.50%	39,177	6.80%	06/13/2007	07/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.96%	7,217	7.99%	09/16/2002	09/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	6.55%	10,310	6.89%	10/04/2004	10/08/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,013,514	5.33%	1,012,187	5.48%
Acquisition discount (5)	(68,606)		(70,264)
Total subordinated debt, net	$944,908		$941,923
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $3.7 million.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly equal to 3-month Term SOFR, plus a spread of 252 basis points.
(4)    Denomination is in Euros with a value of €25.8 million.
(5)    Amount represents the fair value adjustment on subordinated debt assumed in acquisitions.
(6)    Interest rate is fixed until October 30, 2025, when it changes to a floating rate equal to 3-month Term SOFR, plus a spread of 419.5 basis points.
(7)    Subordinated notes, net, issued at the Bank level rather than the holding company level.

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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	March 31, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges	$300,000	$—	$2,081	$300,000	$1,442	$—
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	192,405	5,380	5,308	192,405	6,516	6,428
Foreign exchange contracts	85,726	497	172	36,155	515	1,134
Equity warrant assets	15,447	3,497	—	16,066	3,763	—
Total contracts	$593,578	$9,374	$7,561	$544,626	$12,236	$7,562
Cash Flow Hedge
Cash flow hedges included pay-fixed, receive-floating interest rate swap contracts with notional amounts aggregating $300.0 million, five-year terms, and varying maturity dates throughout 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk on a portion of the Company's borrowings. The cash flow hedges were deemed highly effective at inception and thereafter. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective are reported as a component of AOCI on the condensed consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of March 31, 2025, the fair value of the cash flow hedges represented a net liability of $2.1 million, related to which a loss of $2.3 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $0.1 million.
Terminated Cash Flow Hedge
The Company terminated all of the pay-fixed, receive floating interest rate swap contracts classified as cash flow hedges with notional amounts of $355.0 million entered into during 2024. At March 31, 2025, we had a pre-tax net loss of $0.5 million deferred in AOCI related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges will be amortized into interest expense through the original maturity dates of the hedges as long as the hedged forecasted transactions continue to be expected to occur.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following schedule summarizes amounts deferred in AOCI related to terminated cash flow hedges that will be fully classified into interest expense by the fourth quarter of 2025:

2025
(In thousands)
Period AOCI Amortization for Terminated Cash Flow Hedges:
Second quarter	$320
Third quarter	191
Fourth quarter	1
Total	$512
Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $192.4 million at March 31, 2025.
The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a combined cross currency swap/interest rate swap, which has had the effect of hedging the foreign currency risk and fixing the Euribor-based floating rate instrument at a fixed rate of 2.76% through July 2025. For the quarter ended March 31, 2025, changes in fair value and fees recorded to "Noninterest income" in the condensed consolidated statements of earnings were immaterial.
See Note 12. Fair Value Measurements for additional information regarding equity warrant assets.
NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(In thousands)
Loan commitments to extend credit	$4,858,960	$4,887,690
Standby letters of credit	209,495	201,768
Total	$5,068,455	$5,089,458
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $29.6 million at March 31, 2025 and $29.1 million at December 31, 2024.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of March 31, 2025 and December 31, 2024, we had commitments to contribute capital to these entities totaling $84.7 million and $79.7 million.
The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

March 31, 2025
(In thousands)
Period ending December 31,
2025	$42,365
2026	42,365
Total	$84,730
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  FAIR VALUE OPTION
The Company may elect to report financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in "Noninterest income" on the condensed consolidated statements of earnings. However, movements in debt valuation adjustments are reported as a component of "Accumulated other comprehensive loss, net" on the condensed consolidated balance sheets. Debt valuation adjustments represent the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk.
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.3 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $118.1 million at March 31, 2025. The carrying value of the credit-linked notes at March 31, 2025 was the estimated fair value of $117.2 million. For the three months ended March 31, 2025 and 2024, interest expense on the credit-linked notes totaled $4.5 million and $5.0 million, respectively, and was recorded in "Interest expense - borrowings" on the condensed consolidated statements of earnings.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended
	March 31,
Credit-Linked Notes	2025	2024
	(In thousands)
Changes in fair value - gains (losses) included in earnings	$482	$(348)
Changes in fair value - other comprehensive income (loss)	$146	$(1,251)
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	March 31,	December 31,
Credit-Linked Notes	2025	2024
	(In thousands)
Carrying value reported on the condensed consolidated balance sheets	$117,196	$118,838
Aggregate unpaid principal balance in excess of fair value	$929	$301

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  FAIR VALUE MEASUREMENTS
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily AFS securities, derivatives, and certain debt liabilities. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for individually evaluated loans and leases and other real estate owned and also to record impairment on certain assets, such as goodwill, CDI, and other long-lived assets.
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At March 31, 2025, the fair value of these investments was $113.9 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	March 31, 2025
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$867,042	$—	$867,042	$—
Agency commercial MBS	61,204	—	61,204	—
Agency residential CMOs	565,068	—	565,068	—
Municipal securities	597	—	597	—
Corporate debt securities	263,403	—	261,243	2,160
Private label residential CMOs	303,327	—	303,327	—
Collateralized loan obligations	242,885	—	242,885	—
Private label commercial MBS	11,446	—	11,446	—
Asset-backed securities	15,224	—	15,224	—
SBA securities	3,862	—	3,862	—
Total securities available-for-sale	$2,334,058	$—	$2,331,898	$2,160
Equity investments with readily determinable fair values	$2	$2	$—	$—
Derivatives (1):
Derivative assets
Interest rate and foreign exchange contracts	5,877	—	5,877	—
Equity warrants	3,497	—	—	3,497
Derivative liabilities
Cash flow hedges	2,081	—	2,081	—
Interest rate and foreign exchange contracts	5,480	—	5,480	—
Credit-linked notes	117,196	—	—	117,196
____________________
(1)    For information regarding derivative instruments, see Note 9. Derivatives.

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
Derivative assets
Cash flow hedges	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	—	7,031	—
Equity warrants	3,763	—	—	3,763
Derivative liabilities
Interest rate and foreign exchange contracts	7,562	—	7,562	—
Credit-linked notes	118,838	—	—	118,838
____________________
(1)    For information regarding derivative instruments, see Note 9. Derivatives.
During the three months ended March 31, 2025, there was no transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also no transfer of corporate debt securities from Level 3 to Level 2 during the three months ended March 31, 2025 and no transfer of corporate debt securities from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	March 31, 2025
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	7.1% - 10.4%	8.7%
Discount rates	11.3% - 14.6%	12.9%
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	March 31, 2025
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	22.8% - 165.2%	24.4%
Risk-free interest rate	3.9% - 4.4%	3.9%
Remaining life assumption (in years)	0.08 - 4.97	3.23
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 corporate debt securities available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2024	$2,130	$3,763	$118,838
Total included in earnings	—	(295)	(482)
Total included in other comprehensive income	30	—	(146)
Issuances	—	48	—
Principal payments	—	—	(1,014)
Exercises and settlements	—	(19)	—
Balance, March 31, 2025	$2,160	$3,497	$117,196

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(840)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	March 31, 2025
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$32,944	$—	$26,271	$6,673
OREO	1,198	—	1,198	—
Total non-recurring	$34,142	$—	$27,469	$6,673

	Fair Value Measurement as of
	December 31, 2024
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$58,948	$—	$45,962	$12,986
OREO	3,372	—	3,372	—
Total non-recurring	$62,320	$—	$49,334	$12,986

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended
Losses on Assets	March 31,
Measured on a Non-Recurring Basis	2025	2024
	(In thousands)
Individually evaluated loans and leases	$11,285	$832
OREO	266	297
Total losses	$11,551	$1,129
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2025
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$1,509	Discounted cash flows	Discount rates	4.25% - 7.54%	5.68%
Individually evaluated
loans and leases	5,164	Third-party appraisals	No discounts
Total non-recurring Level 3	$6,673
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$215,591	$215,591	$215,591	$—	$—
Interest-earning deposits in financial institutions	2,128,298	2,128,298	2,128,298	—	—
Securities available-for-sale	2,334,058	2,334,058	—	2,331,898	2,160
Securities held-to-maturity	2,311,912	2,179,910	178,435	1,997,862	3,613
Investment in FRB and FHLB stock	155,330	155,330	—	155,330	—
Loans held for sale	25,797	26,015	—	26,015	—
Loans and leases held for investment, net	23,891,541	22,732,328	—	26,271	22,706,057
Equity investments with readily determinable fair values	2	2	2	—	—
Equity warrants	3,497	3,497	—	—	3,497
Interest rate and foreign exchange contracts	5,877	5,877	—	5,877	—
Servicing rights	19,062	20,336	—	—	20,336

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,707,851	22,707,851	—	22,707,851	—
Time deposits	4,485,340	4,477,629	—	4,477,629	—
Borrowings	1,670,782	1,670,940	100,000	1,453,744	117,196
Subordinated debt	944,908	915,685	—	915,685	—
Cash flow hedges	2,081	2,081	—	2,081	—
Interest rate and foreign exchange contracts	5,480	5,480	—	5,480	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$192,006	$192,006	$192,006	$—	$—
Interest-earning deposits in financial institutions	2,310,206	2,310,206	2,310,206	—	—
Securities available-for-sale	2,246,839	2,246,839	—	2,244,709	2,130
Securities held-to-maturity	2,306,149	2,156,694	173,283	1,976,265	7,146
Investment in FRB and FHLB stock	147,773	147,773	—	147,773	—
Loans held for sale	26,331	26,562	—	26,562	—
Loans and leases held for investment, net	23,542,303	22,412,073	—	45,962	22,366,111
Equity investments with readily determinable fair values	3	3	3	—	—
Equity warrants	3,763	3,763	—	—	3,763
Cash flow hedges	1,442	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	7,031	—	7,031	—
Servicing rights	19,623	21,040	—	—	21,040

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,625,485	22,625,485	—	22,625,485	—
Time deposits	4,566,424	4,556,575	—	4,556,575	—
Borrowings	1,391,814	1,382,742	—	1,263,904	118,838
Subordinated debt	941,923	901,532	—	901,532	—
Interest rate and foreign exchange contracts	7,562	7,562	—	7,562	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2025, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  EARNINGS PER SHARE
The following tables present the computations of basic and diluted net earnings per share by class of common stock for the periods indicated:

	Three Months Ended March 31, 2025
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$40,963	$123	$2,535	$43,621
Less: Earnings allocated to unvested restricted stock (1)	(47)	—	—	(47)
Net earnings allocated to common and equivalent shares	$40,916	$123	$2,535	$43,574

Weighted average basic shares and unvested restricted
stock outstanding	158,429	477	9,791	168,697
Less: weighted average unvested restricted stock
outstanding	(202)	—	—	(202)
Weighted average basic shares outstanding	158,227	477	9,791	168,495

Basic earnings per share	$0.26	$0.26	$0.26	$0.26

Diluted Earnings Per Share:
Net earnings allocated to common and equivalent shares	$40,963	$123	$2,535	$43,621
Weighted average diluted shares outstanding	158,734	477	10,223	169,434
Diluted earnings per share	$0.26	$0.26	$0.25	$0.26
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2024
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$19,521	$59	$1,325	$20,905
Less: Earnings allocated to unvested restricted stock (1)	(53)	—	—	(53)
Net loss allocated to common and equivalent shares	$19,468	$59	$1,325	$20,852

Weighted average basic shares and unvested restricted
stock outstanding	157,838	477	10,658	168,973
Less: weighted average unvested restricted stock
outstanding	(830)	—	—	(830)
Weighted average basic shares outstanding	157,008	477	10,658	168,143

Basic earnings per share	$0.12	$0.12	$0.12	$0.12

Diluted Earnings Per Share:
Net earnings allocated to common and equivalent shares	$19,468	$59	$1,325	$20,852
Weighted average diluted shares outstanding	157,008	477	10,658	168,143
Diluted earnings per share	$0.12	$0.12	$0.12	$0.12
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Restricted stock awards and units (1)	202	830
Warrants	18,902	18,902

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table presents interest income and noninterest income, the components of total revenue, as disclosed in the condensed consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of ASC Topic 606, "Revenue from Contracts with Customers," for the periods indicated. As illustrated here, substantially all of our revenue is specifically excluded from the scope of ASC Topic 606.

	Three Months Ended March 31,
	2025		2024
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$406,655	$—	$478,704	$—
Noninterest Income:
Service charges on deposit accounts	4,543	4,543	4,705	4,705
Other commissions and fees	9,958	5,403	8,142	4,983
Leased equipment income	10,784	—	11,716	—
Gain (loss) on sale of loans	211	—	(448)	—
Dividends and gains on equity investments	2,323	—	3,068	—
Warrant (loss) income	(295)	—	178	—
LOCOM HFS adjustment	—	—	330	—
Other income	6,126	246	6,125	93
Total noninterest income (loss)	33,650	10,192	33,816	9,781
Total Revenue	$440,305	$10,192	$512,520	$9,781
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Products and services transferred at a point in time	$4,553	$4,878
Products and services transferred over time	5,639	4,903
Total revenue from contracts with customers	$10,192	$9,781
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Receivables, which are included in "Other assets"	$1,718	$1,679
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$331	$348
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2025 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $17,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 10,717,882 shares. As of March 31, 2025, there were 3,290,653 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the November 30, 2023 merger of PacWest Bancorp with and into Banc of California, Inc. (the “Merger”), the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs, and PSUs)
Restricted stock amortization totaled $5.2 million and $4.4 million for the three months ended March 31, 2025 and 2024. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PRSUs as of March 31, 2025 totaled $58.2 million.
Restricted Stock Units and Time-Based Restricted Stock Awards
At March 31, 2025, there were 2,785,335 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At March 31, 2025, there were 189,495 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance Stock Units
At March 31, 2025, there were 2,478,485 units of unvested PSUs outstanding. Compensation expense related to the PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at March 31, 2025 and December 31, 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at March 31, 2025 and December 31, 2024 and 155,947,503 shares outstanding at March 31, 2025 and 158,346,529 shares outstanding at December 31, 2024.
Class B Non-Voting Common Stock
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at March 31, 2025 and December 31, 2024 and 477,321 shares outstanding at March 31, 2025 and at December 31, 2024.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. There were 27,000,000 shares authorized at March 31, 2025 and December 31, 2024 and 9,790,600 shares outstanding at March 31, 2025 and at December 31, 2024.
Warrants
In conjunction with the Merger and per the terms of the investment agreements, each dated July 25, 2023, entered into by Banc of California, Inc. with the Warburg Investors (such agreement, the "Warburg Investment Agreement") and the Centerbridge Investor (together with the Warburg Investment Agreement, the "Investment Agreements"), respectively, the Warburg Investors received warrants to purchase 15,853,659 shares of NVCE stock (the "Warburg Warrants"), and the Centerbridge Investor received warrants to purchase 3,048,780 shares of voting common stock (the “Centerbridge Warrants”), each with an initial exercise price of $15.375 per share, subject to customary anti-dilution adjustments provided for under the warrant agreements. The warrants carry a term of seven years but are subject to mandatory exercise when the market price of the voting common stock reaches or exceeds $24.60 for 20 or more trading days during any 30-consecutive trading day period. These warrants are being accounted for as equity. The exercise price of the Centerbridge Warrants will be adjusted downward, per the terms of their warrant agreement, and the conversion price of the Warburg Warrants will also be adjusted, per the terms of their warrant agreement and the NVCE Articles Supplementary, for cash distributions to stockholders of the Company’s voting common stock, including the Company’s quarterly cash dividend.
Stock Repurchase Program
On March 17, 2025, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. The repurchase authorization expires in March 2026. During the first quarter of 2025, common stock repurchased under the program totaled 2,684,823 shares at a weighted average price per share of $14.36, or $38.5 million in the aggregate. As of March 31, 2025, the Company had $111.5 million remaining under the current stock repurchase authorization.
Subsequent to March 31, 2025 and through April 21, 2025, we repurchased an additional 8,809,814 shares of common stock at a weighted average price per share of $12.65, or $111.5 million in the aggregate. Since the announcement of the stock repurchase program on March 17, 2025 and through April 21, 2025, we have repurchased a total of 11,494,637 shares of common stock at a weighted average price per share of $13.05, or $150.0 million in the aggregate. On April 23, 2025, the Company announced an upsize of its stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. As before, the repurchase authorization expires in March 2026.
Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The program may be changed, suspended, or discontinued at any time.

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
The Company operates as one reportable segment - Commercial Banking - based on how the CODM manages the business activities, which are described above. The CODM uses net earnings to evaluate income generated from segment assets, assess performance, decide how to allocate resources, determine dividend availability, establish management's compensation, and guide other strategic decisions. The accounting policies of the Commercial Banking segment are the same as those described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Form 10-K. Additionally, the Company does not have intra-entity sales or transfers.
The following presents our operating segment income statement, including significant expense categories, regularly reviewed by the CODM, and the reconciliation of segment net earnings to consolidated net earnings for the periods indicated:

	Three Months Ended
Income Statement	March 31,	December 31,	March 31,
Commercial Banking Segment	2025	2024	2024
	(Unaudited)
	(In thousands)
Total interest income	$406,655	$424,519	$478,704
Total interest expense	174,291	189,234	249,602
Net interest income	232,364	235,285	229,102
Provision for credit losses	9,300	12,801	10,000
Net interest income after provision for credit losses	223,064	222,484	219,102
Noninterest income	33,650	28,989	33,816
Noninterest expense:
Compensation	86,417	77,661	92,236
Customer related expense	27,751	31,672	30,919
Insurance and assessments	7,283	11,179	20,461
Occupancy	15,010	15,678	17,968
Information technology and data processing	15,099	14,546	15,418
Intangible asset amortization	7,160	7,770	8,404
Leased equipment depreciation	6,741	7,096	7,520
Other professional services	4,513	5,498	5,075
Loan expense	2,930	4,489	4,491
Acquisition, integration and reorganization costs	—	(1,023)	—
Other expense(1)	10,749	6,804	8,026
Total noninterest expense	183,653	181,370	210,518
Earnings before income taxes	73,061	70,103	42,400
Income tax expense	19,493	13,184	11,548
Segment net earnings(2)	$53,568	$56,919	$30,852
_________________________
(1)     Includes business development expense, communications expense, stationery and supplies, employee related expenses, operating and other losses, OREO expenses, and other corporate overhead and operating expenses.
(2)     Segment earnings is the same as net earnings reported on the condensed consolidated statements of earnings.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the dates indicated:

Balance Sheet Data	March 31,	December 31,
Commercial Banking Segment	2025	2024
	(In thousands)
Segment total assets (1)	$33,779,918	$33,542,864
_________________________
(1)    Segment total assets is the same as total assets reported on the condensed consolidated balance sheets.
NOTE 17. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2025, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with the Company's current directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 9.97% of the Company’s outstanding voting common stock as of March 31, 2025, based on information reported on a Schedule 13D filed with the SEC on August 1, 2024. For the three months ended March 31, 2025 and 2024, the amounts paid to IntraFi for certain insured cash sweep services were $1.8 million and $2.3 million.
NOTE 18.  SUBSEQUENT EVENTS
Stock Repurchase Program
Subsequent to March 31, 2025 and through April 21, 2025, we repurchased 8,809,814 shares of common stock at a weighted average price per share of $12.65, or $111.5 million in the aggregate. Since the announcement of the stock repurchase program on March 17, 2025 and through April 21, 2025, we have repurchased a total of 11,494,637 shares of common stock at a weighted average price per share of $13.05 per share, or $150.0 million in the aggregate. On April 23, 2025, the Company announced an upsize of its stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. As before, the repurchase authorization expires in March 2026.
Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by the Company's management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, market conditions, and corporate and regulatory requirements. The program may be changed, suspended, or discontinued at any time.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Payoff of Senior Notes
On April 4, 2025, the Company repaid in full all of the 5.25% Senior Notes, which had an aggregate principal amount of $174.0 million, that were originally issued on March 31, 2015 and scheduled to mature on April 15, 2025.
Common Stock Dividend
On May 8, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per common share. The cash dividend is payable on July 1, 2025, to stockholders of record at the close of business on June 16, 2025.
Preferred Stock Dividend
On May 8, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on June 2, 2025 to stockholders of record at the close of business on May 19, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and three months ended March 31, 2025. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K") and with the unaudited condensed consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions and related integrations, maintaining capital adequacy, liquidity, goodwill, and interest rate risk management. All statements contained in this Quarterly Report on Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:
•changes in general economic conditions, either nationally or in our market areas, including the impact of tariffs, supply chain disruptions, and the risk of recession or an economic downturn;
•changes in the interest rate environment, including the recent and potential future changes in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, the realization of deferred tax assets, the availability and cost of capital and liquidity, and the impacts of continuing or renewed inflation;
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
•the effects of climate change, severe weather events, natural disasters such as earthquakes and wildfires, pandemics, epidemics, and other public health crises, acts of war or terrorism, and other external events on our business;
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
•the risk that we may incur significant losses on future asset sales; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in our Form 10-K and from time to time in other documents that we file with or furnish to the SEC.
All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

Overview
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and member of the FRB. When we refer to the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. The Bank is a premier relationship-based business bank, providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through full-service branches throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-stack payment processing solutions through its subsidiary, Deepstack Technologies, and serves the community association management industry nationwide with its technology-forward platform, SmartStreetTM.
Recent Events
Stock Repurchase Program
On March 17, 2025, the Company announced that our Board of Directors authorized a stock repurchase program of up to $150.0 million of our common stock. During the first quarter of 2025, common stock repurchased under the stock repurchase program totaled 2,684,823 shares at a weighted average price per share of $14.36, or $38.5 million in the aggregate. Through April 21, 2025, repurchases of Company common stock totaled 11,494,637 shares at a weighted average price per share of $13.05, or $150.0 million in the aggregate. On April 23, 2025, the Company announced an upsize of its stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock.
The repurchase authorization expires in March 2026. Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The program may be changed, suspended, or discontinued at any time.
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
Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. While our deposit balances will fluctuate depending on our customers’ liquidity and cash flow, market conditions, and competitive pressures, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits. We continue to focus on growing granular relationship-based deposits as a key component of our core deposit strategy, which supports a stable funding base and strengthens our client franchise.
Loan and Lease Production
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our commercial real estate loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, lender finance loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, warehouse loans, and secured business loans.

Our loan origination process emphasizes credit quality. On occasion, to augment our internal loan production, we have purchased loans such as single-family residential mortgage loans, multi-family loans from other banks, and private student loans from third-party lenders. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic risk, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified loans and leases, nonaccrual loans and leases, and net charge-offs. We maintain an ACL on loans and leases, which is the sum of the ALLL and the reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off-balance sheet credit exposures. Loans and leases that are deemed uncollectible are charged off and deducted from the ALLL. Recoveries on loans and leases previously charged off are added to the ALLL. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology, which considers the impact of assumptions and is reflective of historical experience, economic forecasts viewed to be reasonable and supportable by management, the current loan and lease composition, and relative credit risks known as of the balance sheet date. For originated and acquired credit-deteriorated loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively.
We regularly review loans and leases to determine whether there has been any deterioration in credit quality resulting from borrower operations or changes in collateral value or other factors which may affect the collectability of our loans and leases. Changes in economic conditions, such as the rate of economic growth, the unemployment rate, rate of inflation, increases in the general level of interest rates, declines in real estate values, changes in commodity prices, and adverse conditions in borrowers’ businesses, could negatively impact our borrowers and cause us to adversely classify loans and leases. An increase in classified loans and leases generally results in increased provisions for credit losses and an increased ACL. Any deterioration in the commercial real estate market may lead to increased provisions for credit losses because our loans are concentrated in commercial real estate loans.
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation expense, customer related expense, information technology and data processing expense, and occupancy expense. Customer related expenses are primarily earnings credit rate ("ECRs") payments to customers and are mostly driven by the Homeowners Association ("HOA") business. ECRs are rate-sensitive and fluctuate in response to changes in the federal funds rate. Additionally, noninterest expense included insurance and assessments, intangible asset amortization, leased equipment depreciation, other professional services, loan expenses, acquisition, integration and organization costs, and other expense. We monitor our efficiency ratio as a key measure of operational performance.

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
Our accounting policies and estimates are fundamental to understanding the following discussion and analysis of financial condition and results of operations. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the ACL on loans and leases held for investment, business combinations, the carrying value of goodwill and other intangible assets, and the realization of deferred income tax assets and liabilities.
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

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP. The methodology for determining these non-GAAP measures may differ among companies and may not be comparable. We used the following non-GAAP measures in this Quarterly Report on Form 10-Q:
•Return on average tangible common equity, tangible common equity, tangible book value per common share, and efficiency ratio: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity, book value per common share, and noninterest expense to total revenue, respectively. The reconciliations of these non-GAAP measures to the GAAP measures are presented in the following tables for and as of the periods presented.

		Three Months Ended
		March 31,	December 31,	March 31,
Return on Average Tangible Common Equity		2025	2024	2024
		(Dollars in thousands)
Net earnings		$53,568	$56,919	$30,852

Earnings before income taxes		$73,061	$70,103	$42,400
Add:	Intangible asset amortization	7,160	7,770	8,404
	Adjusted earnings before income taxes	80,221	77,873	50,804
Adjusted income tax expense (1)		20,296	19,281	13,412
	Adjusted net earnings	59,925	58,592	37,392
Less:	Preferred stock dividends	9,947	9,947	9,947
	Adjusted net earnings available to
	common and equivalent stockholders	$49,978	$48,645	$27,445

Average stockholders' equity		$3,524,181	$3,486,164	$3,390,532
Less:	Average intangible assets	344,610	352,907	360,680
Less:	Average preferred stock	498,516	498,516	498,516
	Average tangible common equity	$2,681,055	$2,634,741	$2,531,336

Return on average equity (2)		6.16%	6.50%	3.66%
Return on average tangible common equity (3)		7.56%	7.35%	4.36%
___________________________________
(1)     Effective tax rates of 25.30%, 24.76% and 26.40% used for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
(2)     Annualized net earnings divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common and equivalent stockholders divided by average tangible common equity.

Tangible Common Equity and	March 31,	December 31,
Tangible Book Value Per Common Share	2025	2024
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,521,656	$3,499,949
Less: Preferred stock	498,516	498,516
Total common equity	3,023,140	3,001,433
Less: Goodwill and intangible assets	340,458	347,465
Tangible common equity	$2,682,682	$2,653,968

Book value per common share (1)	$18.17	$17.78
Tangible book value per common share (2)	$16.12	$15.72
Common and equivalent shares outstanding (3)	166,403,086	168,825,656
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include non-voting common stock equivalents that are participating securities.

	Three Months Ended
	March 31,	December 31,	March 31,
Efficiency Ratio	2025	2024	2024
	(Dollars in thousands)
Noninterest expense (1)	$183,653	$181,370	$210,518
Less: Intangible asset amortization	(7,160)	(7,770)	(8,404)
Less: Acquisition, integration, and
reorganization costs	—	1,023	—
Noninterest expense used for
efficiency ratio	$176,493	$174,623	$202,114

Net interest income	$232,364	$235,285	$229,102
Noninterest income	33,650	28,989	33,816
Total revenue	266,014	264,274	262,918
Add: Loss on sale of securities	—	454	—
Total revenue used for efficiency ratio	$266,014	$264,728	$262,918

Noninterest expense to total revenue	69.04%	68.63%	80.07%
Efficiency ratio (2)	66.35%	65.96%	76.87%
_______________________________________
(1)    Includes customer related expense of $27,751, $31,672, and $30,919 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
(2)    Noninterest expense used for efficiency ratio divided by total revenue used for efficiency ratio.

Results of Operations
The Company reported net earnings available to common and equivalent stockholders of $43.6 million, or $0.26 per diluted common share, for the first quarter of 2025. This compares to net earnings available to common and equivalent stockholders of $47.0 million, or $0.28 per diluted common share, for the fourth quarter of 2024, and net earnings available to common and equivalent stockholders of $20.9 million, or $0.12 per diluted common share, for the first quarter of 2024.
Financial results for the first quarter of 2025 included:
•Total loans of $24.1 billion grew by 6% annualized or $344.9 million from the fourth quarter of 2024 driven primarily by growth in the commercial and industrial ("C&I") loan portfolio subclasses of lender finance, equity fund loans, and warehouse lending, as well as an increase in multi-family real estate mortgage loans.
•New loan originations totaled $2.6 billion including production, purchased loans, and unfunded new commitments with a weighted average interest rate on production of 7.20%.
•Repurchase of $38.5 million of common stock with a weighted average price per share of $14.36 during the first quarter, and $150.0 million with a weighted average price per share of $13.05 cumulatively through April 21, 2025, or 6.8% of common shares outstanding as of March 17, 2025, the date that the $150 million authorization was announced.
•Net interest margin up 4 basis points from the fourth quarter of 2024 to 3.08% and up 42 basis points from the first quarter of 2024.
•Average total cost of deposits declined by 14 basis points to 2.12% from the fourth quarter of 2024 and down 54 basis points from the first quarter of 2024.
•Average noninterest-bearing deposits stable at 29% of average total deposits for the first quarter of 2025 and fourth quarter of 2024, and up from 26% for the first quarter of 2024.
•High liquidity levels, with available on-balance sheet liquidity and unused borrowing capacity of $15.1 billion at March 31, 2025, which was 2.1 times greater than uninsured and uncollateralized deposits.
•Strong capital ratios well above the regulatory thresholds for "well capitalized" banks, including a 12.86% Tier 1 capital ratio and a 10.45% CET 1 capital ratio.
•Continued growth in book value per share of 2.2% to $18.17 and tangible book value per share(1) of 2.5% to $16.12 from the fourth quarter of 2024, with both metrics increasing by 6.1% and 7.3%, respectively, from the first quarter of 2024.
•Strong credit quality with low net charge-offs at 0.24% of average loans and leases. Appropriate credit reserves with the ACL ratio mostly flat at 1.10% of total loans and leases.
___________________________________
(1)    See "- Non-GAAP Financial Measures."

The following table presents financial results and performance ratios for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$406,655	$424,519	$478,704
Interest expense	(174,291)	(189,234)	(249,602)
Net interest income	232,364	235,285	229,102
Provision for credit losses	(9,300)	(12,801)	(10,000)
Noninterest income	33,650	28,989	33,816
Operating expense	(183,653)	(182,393)	(210,518)
Acquisition, integration and reorganization costs	—	1,023	—
Earnings before income taxes	73,061	70,103	42,400
Income tax expense	(19,493)	(13,184)	(11,548)
Net earnings	53,568	56,919	30,852
Preferred stock dividends	(9,947)	(9,947)	(9,947)
Net earnings available to
common and equivalent stockholders	$43,621	$46,972	$20,905

Per Common Share Data:
Diluted earnings per share (1)	$0.26	$0.28	$0.12
Book value per share(1)	$18.17	$17.78	$17.13
Tangible book value per share (1)(2)	$16.12	$15.72	$15.03

Performance Ratios:
Return on average assets	0.65%	0.67%	0.33%
Return on average tangible common equity (2)	7.56%	7.35%	4.36%
Net interest margin	3.08%	3.04%	2.66%
Yield on average loans and leases	5.90%	6.01%	6.08%
Cost of average total deposits	2.12%	2.26%	2.66%
Noninterest expense to average total assets	2.24%	2.15%	2.26%
Noninterest expense to total revenue (3)	69.04%	68.63%	80.07%
Efficiency ratio (4)	66.35%	65.96%	76.87%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.45%	10.55%	10.09%
Tier 1 capital ratio	12.86%	12.97%	12.38%
Total capital ratio	16.93%	17.05%	16.40%
Tier 1 leverage capital ratio	10.19%	10.15%	9.12%
Risk-weighted assets	$26,104,878	$25,976,675	$27,513,193
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "- Non-GAAP Financial Measures."
(3)    Total revenue equals the sum of net interest income and noninterest income.
(4)    Ratio calculated by dividing noninterest expense (less intangible asset amortization and acquisition, integration and reorganization costs) by total revenue (less gain(loss) on sale of securities). See "- Non-GAAP Financial Measures." Noninterest expense includes customer related expense of $27,751, $31,672, and $30,919 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

Net Interest Income and Net Interest Margin
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$23,788,647	$346,103	5.90%	$23,649,271	$357,303	6.01%	$25,518,590	$385,465	6.08%
Investment securities	4,734,037	37,862	3.24%	4,700,742	37,743	3.19%	4,721,556	34,303	2.92%
Deposits in financial institutions	2,088,139	22,690	4.41%	2,474,732	29,473	4.74%	4,374,968	58,936	5.42%
Total interest‑earning assets	30,610,823	406,655	5.39%	30,824,745	424,519	5.48%	34,615,114	478,704	5.56%
Other assets	2,697,562			2,737,283			2,925,593
Total assets	$33,308,385			$33,562,028			$37,540,707

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking	$7,343,451	47,879	2.64%	$7,659,320	56,408	2.93%	$7,883,177	61,549	3.14%
Money market	5,415,716	33,003	2.47%	5,003,118	31,688	2.52%	5,737,837	41,351	2.90%
Savings	1,948,649	12,857	2.68%	1,954,625	14,255	2.90%	2,036,129	18,030	3.56%
Time	4,498,268	46,791	4.22%	4,645,115	51,734	4.43%	6,108,321	73,877	4.86%
Total interest‑bearing deposits	19,206,084	140,530	2.97%	19,262,178	154,085	3.18%	21,765,464	194,807	3.60%
Borrowings	1,397,720	18,421	5.34%	1,399,080	18,993	5.40%	2,892,406	38,124	5.30%
Subordinated debt	942,817	15,340	6.60%	942,221	16,156	6.82%	937,005	16,671	7.16%
Total interest‑bearing liabilities	21,546,621	174,291	3.28%	21,603,479	189,234	3.48%	25,594,875	249,602	3.92%
Noninterest‑bearing demand deposits	7,714,830			7,905,750			7,685,027
Other liabilities	522,753			566,635			870,273
Total liabilities	29,784,204			30,075,864			34,150,175
Stockholders’ equity	3,524,181			3,486,164			3,390,532
Total liabilities and stockholders' equity	$33,308,385			$33,562,028			$37,540,707
Net interest income		$232,364			$235,285			$229,102
Net interest rate spread			2.11%			2.00%			1.64%
Net interest margin			3.08%			3.04%			2.66%

Total deposits (2)	$26,920,914	$140,530	2.12%	$27,167,928	$154,085	2.26%	$29,450,491	$194,807	2.66%
Total funds (3)	$29,261,451	$174,291	2.42%	$29,509,229	$189,234	2.55%	$33,279,902	$249,602	3.02%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $16.0 million, $20.7 million, and $22.4 million for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.
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

First Quarter of 2025 Compared to Fourth Quarter of 2024
Net interest income decreased by $2.9 million to $232.4 million for the first quarter of 2025 from $235.3 million for the fourth quarter of 2024 attributable primarily to the following:
•A decrease of $11.2 million in interest income from loans due primarily to lower day count, lower loan prepayments, and lower market interest rates reflective of a full quarter impact of the cumulative 50 basis points federal funds rate cuts in the fourth quarter.
•A decrease of $6.8 million in interest income from deposits in financial institutions driven by lower balances, as we maintained a lower cash target level in the first quarter of 2025, and lower market interest rates.
This was partially offset by:
•A decrease of $13.6 million in interest expense due primarily to lower interest paid on interest-bearing deposits as a result of deposit rate repricing driven by the federal funds rate cuts in the fourth quarter and lower day count.
•A decrease of $1.4 million in interest expense paid on our borrowings and subordinated debt driven by lower market interest rates.
The net interest margin was 3.08% for the first quarter of 2025 compared to 3.04% for the fourth quarter of 2024. Our net interest margin increased by 4 basis points primarily driven by a lower average total cost of funds, offset partially by a lower average yield on interest-earning assets as described below:
•The average total cost of funds decreased by 13 basis points to 2.42% for the first quarter of 2025 compared to 2.55% for the fourth quarter of 2024 due mainly to lower market interest rates and a lower balance of average total deposits. The average cost of deposits decreased by 14 basis points to 2.12% in the first quarter of 2025 from 2.26% for the fourth quarter of 2024 reflecting a full quarter impact of the federal funds rate cuts. Average total deposits decreased by $247.0 million, with average noninterest-bearing deposits decreasing by $190.9 million for the first quarter of 2025 compared to the fourth quarter of 2024, and average interest-bearing deposits decreasing by $56.1 million for those same comparative periods. Average noninterest-bearing deposits represented 29% of average total deposits in both quarters.
•The average yield on interest-earning assets decreased by 9 basis points to 5.39% for the first quarter of 2025 compared to 5.48% for the fourth quarter of 2024 due mainly to the average yield on deposits in financial institutions decreasing by 33 basis points and the average yield on loans and leases decreasing by 11 basis points, offset partially by the average yield on investment securities increasing by 5 basis points. The average yield on deposits in financial institutions was 4.41% for the first quarter of 2025 compared to 4.74% for the fourth quarter of 2024, driven by the federal funds rate cuts as described above. The average yield on loans and leases was 5.90% for the first quarter of 2025 compared to 6.01% for the fourth quarter of 2024 due primarily to aforementioned lower loan prepayments and lower market interest rates. These decreases were partially offset by an increase in the average yield on investment securities, which was 3.24% in the first quarter of 2025 compared to 3.19% in the fourth quarter of 2024 as we continued to benefit from the balance sheet repositioning actions taken in 2024 and the purchase of and reinvestment into higher-yielding securities. Additionally, average deposits in financial institutions decreased by $386.6 million to $2.1 billion in the first quarter of 2025 from $2.5 billion in the fourth quarter of 2024 as we maintained a lower cash target level.

First Quarter of 2025 Compared to First Quarter of 2024
Net interest income increased by $3.3 million to $232.4 million for the first quarter of 2025 from $229.1 million for the first quarter of 2024 attributable primarily to the following:
•A decrease of $54.3 million in interest expense paid on deposits, including a $26.3 million reduction in interest expense paid on interest-bearing non-brokered deposits, driven by lower average balances and lower market interest rates following the federal funds rate cuts of 100 basis points during 2024. In addition, interest expense paid on brokered deposits decreased by $28.0 million as higher-cost wholesale funding were paid down during 2024 as we executed our strategy to reduce overall funding costs.
•A decrease of $21.0 million in interest expense paid on our borrowings and subordinated debt, primarily due to a lower balance resulting from the payoff of higher-cost Bank Term Funding Program borrowings, which were partially replaced with lower-cost long-term FHLB advances.
•An increase of $3.6 million in interest income from investment securities reflecting the benefit from the balance sheet repositioning actions taken in 2024 and the purchase of and reinvestment into higher-yielding securities.
This was partially offset by:
•A decrease of $39.4 million in interest income from loans due primarily to lower loan balances mainly resulting from the $1.95 billion sale of the Civic loan portfolio in the third quarter of 2024, lower market interest rates, and a lower day count relative to the first quarter of 2024, which included an additional day due to the leap year.
•A decrease of $36.2 million in interest income from deposits in financial institutions driven by lower balances, as we right-sized our balance sheet and reduced our cash target level after the merger as well as lower market interest rates.
The net interest margin was 3.08% for the first quarter of 2025 compared to 2.66% for the first quarter of 2024. Our net interest margin increased by 42 basis points primarily driven by a lower average total cost of funds, offset partially by a lower average yield on interest-earning assets as described below:
•The average total cost of funds decreased by 60 basis points to 2.42% for the first quarter of 2025 compared to 3.02% for the first quarter of 2024 due mainly to lower market interest rates and an improved funding mix. The average cost of deposits decreased by 54 basis points to 2.12% in the first quarter of 2025 from 2.66% for the first quarter of 2024 mainly driven by the federal funds rate cuts. The improved funding mix is reflected in the increase in average noninterest-bearing deposits, which represent 29% of average total deposits for the first quarter of 2025 compared to 26% of average total deposits for the first quarter of 2024. The shift reflects the success of our relationship-based strategy to grow our deposit base. Additionally, average brokered deposits represented 10% of average total deposits for the first quarter of 2025 compared to 14% of average total deposits for the first quarter of 2024, as we reduced our reliance on higher-cost wholesale funding and lower overall funding costs.
•The average yield on interest-earning assets decreased by 17 basis points to 5.39% for the first quarter of 2025 compared to 5.56% for the first quarter of 2024 due mainly to the average yield on deposits in financial institutions decreasing by 101 basis points and the average yield on loans and leases decreasing by 18 basis points, offset partially by the average yield on investment securities increasing by 32 basis points and an improved funding mix. The average yield on deposits in financial institutions was 4.41% for the first quarter of 2025 compared to 5.42% for the first quarter of 2024, driven by the federal funds rate cuts as described above. The average yield on loans and leases was 5.90% for the first quarter of 2025 compared to 6.08% for the first quarter of 2024 due primarily to lower market interest rates. These decreases were partially offset by an increase in the average yield on investment securities, which was 3.24% in the first quarter of 2025 compared to 2.92% in the first quarter of 2024 and benefited from the balance sheet repositioning actions taken in 2024 and the purchase of and reinvestment into higher-yielding securities. The improved funding mix is reflected by the percentage of average loans and leases to average interest-earning assets increasing to 78% for the first quarter of 2025 from 74% in the first quarter of 2024, and the percentage of average deposits in financial institutions to average interest-earning assets decreasing to 7% for the first quarter of 2025 from 13% for the first quarter of 2024. Average loans and leases decreased by $1.7 billion to $23.8 billion in the first quarter of 2025 from $25.5 billion in the first quarter of 2025, attributable primarily to the $1.95 billion sale of Civic loans in the third quarter of 2024. Additionally, average deposits in financial institutions decreased by $2.3 billion to $2.1 billion in the first quarter of 2025 from $4.4 billion in the first quarter of 2024 as excess cash was used to pay down higher-cost funding and we reduce cash target levels following the merger.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$9,700	$11,500	$11,000
Addition to (reduction in) reserve for unfunded loan commitments	500	1,500	(1,000)
Total loan-related provision	10,200	13,000	10,000
Reduction in allowance for held-to-maturity securities	(900)	—	—
Reduction in allowance for available-for-sale securities	—	(199)	—
Total provision for credit losses	$9,300	$12,801	$10,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for investment (1)	$14,074	$26,485	$1,184
Annualized net charge-offs to average loans and leases	0.24%	0.45%	0.02%
At quarter-end:
Allowance for credit losses	$264,557	$268,431	$320,074
Allowance for credit losses to loans and leases held for investment	1.10%	1.13%	1.26%
Allowance for credit losses to nonaccrual loans and leases held
for investment	123.9%	141.6%	219.6%
Nonaccrual loans and leases held for investment	$213,480	$189,605	$145,785
Nonaccrual loans and leases held for investment to loans and leases
held for investment	0.88%	0.80%	0.57%
Classified loans and leases held for investment	$764,723	$563,502	$366,729
Special mention loans and leases held for investment	$937,014	$1,097,315	$556,509
______________________
(1)    See "- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.

Provision for credit losses are charged to earnings for the ALLL, the reserve for unfunded loan commitments, and the ACL on HTM and AFS securities. The provision for credit losses on our loans and leases held for investment is based on our allowance methodology and is an expense that, in our judgment, is required to maintain an adequate ACL. For further details on our loan-related ACL methodology, see “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.
First Quarter of 2025 Compared to Fourth Quarter of 2024 and First Quarter of 2024
The provision for credit losses was $9.3 million for the first quarter of 2025 compared to $12.8 million for the fourth quarter of 2024 and $10.0 million for the first quarter of 2024.
•The first quarter of 2025 provision included a $9.7 million provision for loan losses and a $0.5 million provision for unfunded loan commitments, offset partially by a $0.9 million reversal of the provision for credit losses related to HTM securities. The first quarter of 2025 provision for loans and unfunded loan commitments was primarily driven by net charge-off activity experienced during the quarter, partially offset by lower specific reserves and changes in portfolio mix driven by growth in loan segments with low expected credit losses.
•The fourth quarter of 2024 provision included an $11.5 million provision for loan losses and a $1.5 million provision for unfunded loan commitments, offset partially by a $0.2 million reversal of the provision for credit losses related to AFS securities. The fourth quarter of 2024 provision for loans and unfunded loan commitments was driven primarily by net charge-off activity during the quarter.
•The first quarter of 2024 provision included an $11.0 million provision for loan losses offset partially by a $1.0 million reduction in the provision for unfunded commitments. The first quarter of 2024 provision was driven by an increase in qualitative reserves related to loans secured by office properties and an increase in quantitative reserves due to an increase in nonaccrual and classified loans and leases.
Certain circumstances may lead to increased provisions for credit losses on loans and leases in the future. Examples of such circumstances include deterioration in economic conditions and forecasts, an increased amount of classified and/or criticized loans and leases, and net loan and lease and unfunded commitment growth. Deterioration in economic conditions and forecasts may include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses. See further discussion in “- Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment” contained herein.

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2025	2024	2024
	(In thousands)
Leased equipment income	$10,784	$10,730	$11,716
Other commissions and fees	9,958	8,231	8,142
Service charges on deposit accounts	4,543	4,770	4,705
Gain (loss) on sale of loans and leases	211	20	(448)
Loss on sale of securities	—	(454)	—
Dividends and gains on equity investments	2,323	18	3,068
Warrant (loss) income	(295)	343	178
LOCOM HFS adjustment	—	(3)	330
Other	6,126	5,334	6,125
Total noninterest income	$33,650	$28,989	$33,816
First Quarter of 2025 Compared to Fourth Quarter of 2024
Noninterest income increased by $4.7 million to $33.7 million for the first quarter of 2025 from $29.0 million for the fourth quarter of 2024 due mainly to a $2.3 million increase in dividends and gains on equity investments, a $1.7 million increase in other commissions and fees, and a $0.8 million increase in other income. The increase in dividends and gains on equity investments was due to higher gains from SBIC investments. The increase in other commissions and fees was due to higher loan-related fee income and higher customer service fees. The increase in other income was mainly driven by a $0.7 million increase in the fair value mark on credit-linked notes.
First Quarter of 2025 Compared to First Quarter of 2024
Noninterest income decreased by $0.2 million to $33.7 million for the first quarter of 2025 compared to $33.8 million for the first quarter of 2024 due mainly to a $0.9 million decrease in leased equipment income, a $0.7 million decrease in dividends and gains on equity investments, and a $0.5 million decrease in warrant income, offset partially by a $1.8 million increase in other commissions and fees, and a $0.7 million higher gain on sale of loans and leases. The decrease in leased equipment income reflected lower overall activity, partially offset by a higher gain from early lease terminations. Dividends and gains on equity investments also declined, largely driven by lower gains and income from SBIC investments and a loss recorded on HLBV investments in the first quarter of 2025. In addition, warrant income declined due to a loss from warrant revaluation in the first quarter of 2025 compared to a gain from warrant in the first quarter of 2024. These decreases were partially offset by an increase in other commissions and fees, which benefited from higher loan-related fee income due to higher loan volume, as well as higher customer service fees driven by increased activity. Gain on sale of loans and leases increased compared to the first quarter of 2024, which included a loss recognized from the sale of the lender finance loan portfolio.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense	2025	2024	2024
	(In thousands)
Compensation	$86,417	$77,661	$92,236
Customer related expense	27,751	31,672	30,919
Information technology and data processing	15,099	14,546	15,418
Occupancy	15,010	15,678	17,968
Insurance and assessments	7,283	11,179	20,461
Intangible asset amortization	7,160	7,770	8,404
Leased equipment depreciation	6,741	7,096	7,520
Other professional services	4,513	5,498	5,075
Loan expense	2,930	4,489	4,491
Other	10,749	6,804	8,026
Total operating expense	183,653	182,393	210,518
Acquisition, integration and reorganization costs	—	(1,023)	—
Total noninterest expense	$183,653	$181,370	$210,518
First Quarter of 2025 Compared to Fourth Quarter of 2024
Noninterest expense increased by $2.3 million to $183.7 million for the first quarter of 2025 from $181.4 million for the fourth quarter of 2024 due mainly to increases of $8.8 million in compensation expenses and $3.9 million in other expenses, offset partially by decreases of $3.9 million in customer related expense, $3.9 million in insurance and assessments expenses, and $1.6 million in loan expense. The increase in compensation was primarily due to seasonality as resets of accruals for incentive compensation, payroll taxes, and benefits occur during the first quarter of the year. The increase in other expenses was primarily due to higher donations including a $1.0 million donation to the Banc of California Wildfire Relief and Recovery Fund. The decrease in customer related expense was driven by lower ECR expenses related to the HOA Business which were impacted by the lower federal funds rate. The decrease in insurance and assessments expense was mainly due to a lower FDIC assessment and FDIC expense true-ups. The decrease in loan expenses was mostly attributable to lower legal fees driven by higher recoveries in the first quarter.
First Quarter of 2025 Compared to First Quarter of 2024
Noninterest expense decreased by $26.9 million to $183.7 million for the three months ended March 31, 2025 compared to $210.5 million for the three months ended March 31, 2024 due mainly to decreases of $13.2 million in insurance and assessments, $5.8 million in compensation, $3.2 million in customer related expense, $3.0 million in occupancy, and $1.6 million in loan expenses. The decrease in insurance and assessments was primarily due to incremental FDIC special assessments recorded in the first quarter of 2024, resulting from higher assessment rates. Compensation expense decreased mainly due to lower headcount. Customer related expense decreased due to lower ECR expenses which were impacted by the lower federal funds rate. Occupancy expenses were also lower reflecting cost savings from branch consolidations following the merger. Loan expenses decreased largely due to lower loan servicing costs primarily as a result of the Civic loan sale completed in the third quarter of 2024.

Income Taxes
First Quarter of 2025 Compared to Fourth Quarter of 2024
Income tax expense of $19.5 million was recorded for the first quarter of 2025 resulting in an effective tax rate of 26.7% compared to income tax expense of $13.2 million for the fourth quarter of 2024 and an effective tax rate of 18.8%. The lower fourth quarter effective tax rate was due primarily to tax benefits resulting from recording deferred tax assets at higher state tax rates.
First Quarter of 2025 Compared to First Quarter of 2024
Income tax expense of $19.5 million was recorded for the first quarter of 2025 resulting in an effective tax rate of 26.7% compared to income tax expense of $11.5 million for the first quarter of 2024 and an effective tax rate of 27.2%. The lower effective tax rate in the first quarter of 2025 was primarily attributable to lower disallowed FDIC insurance premium deduction.
Balance Sheet Analysis
The following table provides a summary of our balance sheet highlights as of the dates indicated:

	March 31,	December 31,	Increase
Balance Sheet Highlights	2025	2024	(Decrease)
	(In thousands)
Cash and cash equivalents	$2,343,889	$2,502,212	$(158,323)
Securities available-for-sale	2,334,058	2,246,839	87,219
Securities held-to-maturity	2,311,912	2,306,149	5,763
Loans held for sale	25,797	26,331	(534)
Loans and leases held for investment	24,126,527	23,781,663	344,864
Total assets	33,779,918	33,542,864	237,054

Noninterest-bearing deposits	$7,593,950	$7,719,913	$(125,963)
Total deposits	27,193,191	27,191,909	1,282
Borrowings	1,670,782	1,391,814	278,968
Subordinated debt	944,908	941,923	2,985
Total liabilities	30,258,262	30,042,915	215,347
Total stockholders' equity	3,521,656	3,499,949	21,707
Cash and Cash Equivalents
Cash and cash equivalents decreased by $158.3 million during the first quarter of 2025 to $2.3 billion at March 31, 2025 compared to $2.5 billion at December 31, 2024, primarily reflecting a lower cash target level being maintained during the quarter.

Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	March 31, 2025			December 31, 2024
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$867,042	37%	7.8	$861,840	38%	7.6
Agency residential CMOs	565,068	24%	2.8	446,631	20%	3.2
Private label residential CMOs	303,327	13%	4.1	316,910	14%	3.9
Collateralized loan obligations	242,885	10%	—	279,416	12%	0.3
Corporate debt securities	263,403	11%	1.2	257,712	12%	1.4
Agency commercial MBS	61,204	3%	1.6	51,564	2%	1.9
Asset-backed securities	15,224	1%	0.1	15,600	1%	0.1
Private label commercial MBS	11,446	1%	3.5	12,372	1%	3.6
SBA securities	3,862	—%	3.3	4,200	—%	3.2
Municipal securities	597	—%	0.9	594	—%	3.7
Total securities available-for-sale	$2,334,058	100%	4.3	$2,246,839	100%	4.4
AFS securities increased by $87.2 million during the first quarter of 2025 to $2.3 billion at March 31, 2025 compared to $2.2 billion at December 31, 2024. The increase was primarily driven by purchases of $148.5 million and a $38.5 million increase in the fair value of AFS securities due to higher interest rates, partially offset by $97.9 million of principal paydowns and $1.9 million of net amortization. As principal paydowns occurred, we reinvested in higher-yield securities to enhance our investment yield.
As of March 31, 2025, AFS securities had aggregate unrealized net after-tax losses in AOCI of $172.5 million compared to $200.1 million at December 31, 2024.
Securities Held-to-Maturity
The following table presents the composition and duration of our HTM securities as of the dates indicated:

	March 31, 2025			December 31, 2024
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,252,455	55%	8.2	$1,251,364	55%	8.0
Agency commercial MBS	442,172	19%	5.7	440,476	19%	5.9
Private label commercial MBS	356,586	15%	5.4	355,342	15%	5.6
U.S. Treasury securities	190,726	8%	5.7	189,985	8%	5.9
Corporate debt securities	70,573	3%	4.4	70,482	3%	4.0
Total securities held-to-maturity	$2,312,512	100%	7.0	$2,307,649	100%	7.0
HTM securities increased by $5.8 million in the first quarter to $2.3 billion at March 31, 2025 compared to $2.3 billion at December 31, 2024. The increase was primarily due to the accretion of $8.3 million of the remaining unrealized losses balance deferred in other comprehensive income ("OCI") from a prior transfer of securities from AFS to HTM on June 1, 2022, and the release of $0.9 million in credit loss reserve, partially offset by $3.2 million of net amortization and $0.3 million of principal paydowns.
As of March 31, 2025, HTM securities had aggregate unrealized net after-tax losses in AOCI of $151.9 million remaining from the balance established at the time of the AFS to HTM transfer, compared to $157.9 million at December 31, 2024.

The following table shows the geographic composition of the majority of our HTM municipal securities portfolio as of the date indicated:

	March 31, 2025
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$314,235	25%
Texas	277,718	22%
Washington	188,396	15%
Oregon	80,261	6%
Maryland	64,278	5%
Georgia	55,314	4%
Colorado	48,578	4%
Minnesota	34,719	3%
Tennessee	31,075	3%
Florida	21,954	2%
Total of ten largest states	1,116,528	89%
All other states	135,927	11%
Total municipal securities held-to-maturity	$1,252,455	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2025		December 31, 2024
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,451,440	14%	$3,540,612	15%
SBA program	630,071	3%	630,412	2%
Hotel	408,032	2%	407,748	2%
Total commercial real estate mortgage	4,489,543	19%	4,578,772	19%
Multi-family	6,216,084	26%	6,041,713	26%
Residential mortgage	2,684,213	11%	2,682,667	11%
Investor-owned residential	86,672	—%	102,778	1%
Residential renovation	16,146	—%	21,729	—%
Total other residential real estate	2,787,031	11%	2,807,174	12%
Total real estate mortgage	13,492,658	56%	13,427,659	57%
Real Estate Construction and Land:
Commercial	733,684	3%	799,131	3%
Residential	2,127,354	9%	2,373,162	10%
Total real estate construction and land (1)	2,861,038	12%	3,172,293	13%
Total real estate	16,353,696	68%	16,599,952	70%
Commercial:
Lender finance	954,294	4%	727,913	3%
Equipment finance	626,020	2%	621,888	3%
Premium finance	517,761	2%	546,393	2%
Other asset-based	207,250	1%	191,775	1%
Total asset-based	2,305,325	9%	2,087,969	9%
Equity fund loans	955,981	4%	746,655	3%
Venture lending	777,093	3%	791,121	3%
Total venture capital	1,733,074	7%	1,537,776	6%
Secured business loans	816,196	3%	756,612	3%
Warehouse lending	1,601,143	7%	1,473,074	6%
Other lending	923,061	4%	923,398	4%
Total other commercial	3,340,400	14%	3,153,084	13%
Total commercial	7,378,799	30%	6,778,829	28%
Consumer	394,032	2%	402,882	2%
Total loans and leases held for investment	$24,126,527	100%	$23,781,663	100%

Total unfunded loan commitments	$4,858,960		$4,887,690
 ________________________________
(1)    Includes land and acquisition and development loans of $221.4 million at March 31, 2025 and $223.9 million at December 31, 2024.

Total loans and leases held for investment increased by $344.9 million in the first quarter and totaled $24.1 billion at March 31, 2025 compared to $23.8 billion at December 31, 2024. The increase in loans and leases held for investment was due primarily to increased balances in the asset-based, venture capital, other commercial, and multi-family loan portfolios, offset partially by a decrease in the real estate construction and land loan segment, and the commercial real estate mortgage and other residential real estate mortgage loan portfolios. Loan originations including production, purchased loans, and unfunded new commitments were $2.6 billion in the first quarter, most of which onboarded towards the end of the quarter, with a weighted average interest rate on production of 7.20%.
The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	March 31, 2025		December 31, 2024
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$11,556,371	71%	$11,722,323	71%
Colorado	1,162,155	7%	1,224,295	7%
Arizona	574,955	4%	540,726	3%
Texas	540,773	3%	542,312	3%
Florida	432,305	3%	437,987	3%
Nevada	390,585	2%	388,627	2%
Washington	386,025	2%	393,584	2%
Oregon	296,754	2%	307,088	2%
Utah	144,705	1%	147,205	1%
Illinois	105,845	—%	106,463	1%
Total of 10 largest states	15,590,473	95%	15,810,610	95%
All other states	763,223	5%	789,342	5%
Total real estate loans held for investment	$16,353,696	100%	$16,599,952	100%
At March 31, 2025 and December 31, 2024, 71% and 71% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California.
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
•obtaining environmental risk assessments; and
•obtaining seismic studies where appropriate.

The following table presents a roll forward of loans and leases held for investment for the period indicated:

Three Months Ended
Roll Forward of Loans and Leases Held for Investment	March 31, 2025
(In thousands)
Balance, beginning of period	$23,781,663
Additions:
Production	923,890
Disbursements	2,986,024
Total production and disbursements	3,909,914
Reductions:
Payoffs	(2,690,992)
Paydowns	(855,063)
Total payoffs and paydowns	(3,546,055)
Sales	(1,090)
Transfers to foreclosed assets	(1,354)
Charge-offs	(16,551)
Total reductions	(3,565,050)
Net increase	344,864
Balance, end of period	$24,126,527

Allowance for Credit Losses on Loans and Leases Held for Investment
The ACL on loans and leases held for investment is the combination of the ALLL and the reserve for unfunded loan commitments. The ALLL is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the condensed consolidated balance sheets. The "Provision for credit losses" on the condensed consolidated statement of earnings is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, the provision for AFS debt securities, and the provision for HTM debt securities.
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
For the first quarter of 2025, we used the Moody’s March 31, 2025 Baseline and S2 Downside 75th Percentile for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of recession over our reasonable and supportable forecast period and the current economic uncertainty.
The primary drivers behind higher quantitative reserves compared to the prior quarter were higher reserves due to risk rating migration. The increase in quantitative reserves was partially offset by changes in portfolio mix along with charge-off activity. The Company has successfully grown portfolios with lower risk of loss during the quarter, such as warehouse lending, fund finance and lender finance, while portfolios requiring higher reserves, such as commercial real estate, have lower overall balances.
As part of our ACL methodology, we consistently incorporate the use of qualitative factors in determining the overall ACL to capture risks that may not be appropriately reflected in our quantitative models. Such qualitative factors may include, but are not limited to: economic conditions not captured in in the quantitative reserve; collateral dependency related to certain loan portfolios including loans secured by office properties that were directly impacted by flexible/hybrid work environment; concentrations of credit within the loan portfolio including the commercial real estate portfolio; the quality of the Company’s credit review system; the volume and severity of adversely classified financial assets; the Company’s lending policies and procedures; and the effect of other external factors such as the regulatory and legal environments. During the first quarter of 2025, reserves associated with the qualitative adjustments decreased when compared to the prior quarter. Primary qualitative adjustments were related to loans secured by office properties and concentration of credit associated with commercial real estate loans, multi-family loans, and construction loans.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of the ACL. As part of our ACL process, sensitivity analyses are performed to assess how changing certain assumptions could impact the estimated ACL. At times, these analyses can provide information to further assist management in making decisions related to certain assumptions. We calculated alternative values for our ACL using various alternative forecast scenarios weightings and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from increasing the dollar amount of the quantitative component of the ACL by 1.74% to lower reserves by 5.22%. However, from a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the ACL. Those results would then need to be assessed from a qualitative perspective, potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate ACL.
The determination of the ACL is complex and highly dependent on numerous models, assumptions, and judgments made by management. Management's current expectation for credit losses on loans and leases held for investment as quantified in the ACL incorporates certain management assumptions and is reflective of historical credit experience, economic forecasts viewed to be reasonable and supportable, current loan and lease composition, and relative credit risks known as of the balance sheet date.
Management believes the ACL is appropriate for the current expected credit losses in our loan and lease portfolio and associated unfunded loan commitments, and the credit risk ratings and inherent loss rates currently assigned are reasonable and appropriate as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements.
The following table presents information regarding the ACL on loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
Allowance for Credit Losses Data	2025	2024
	(Dollars in thousands)
Allowance for loan and lease losses	$234,986	$239,360
Reserve for unfunded loan commitments	29,571	29,071
Total allowance for credit losses	$264,557	$268,431

Allowance for loan and lease losses to loans and leases held for investment	0.97%	1.01%
Allowance for credit losses to loans and leases held for investment	1.10%	1.13%

The following table presents the changes in our ACL on loans and leases held for investment for the periods indicated:

	Three Months Ended
Roll Forward of Allowance for Credit Losses	March 31,	December 31,	March 31,
on Loans and Leases Held for Investment	2025	2024	2024
	(Dollars in thousands)
Balance, beginning of period	$268,431	$281,916	$311,258
Provision for credit losses:
Addition to allowance for loan and lease losses	9,700	11,500	11,000
Addition to (reduction in) reserve for unfunded loan commitments	500	1,500	(1,000)
Total provision for credit losses	10,200	13,000	10,000
Loans and leases charged off:
Real estate mortgage	(5,789)	(6,119)	(2,477)
Real estate construction and land	—	—	—
Commercial	(9,582)	(20,507)	(704)
Consumer	(1,180)	(1,070)	(1,833)
Total loans and leases charged off	(16,551)	(27,696)	(5,014)
Recoveries on loans and leases charged off:
Real estate mortgage	312	230	891
Real estate construction and land	—	—	—
Commercial	2,103	755	2,869
Consumer	62	226	70
Total recoveries on loans and leases charged off	2,477	1,211	3,830
Net charge-offs	(14,074)	(26,485)	(1,184)
Balance, end of period	$264,557	$268,431	$320,074

Annualized net charge-offs to
average loans and leases	0.24%	0.45%	0.02%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Charge-offs	2025	2024	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$4,701	$2,065	$—
SBA program	306	228	37
Hotel	—	—	—
Total commercial real estate mortgage	5,007	2,293	37
Multi-family	—	—	—
Residential mortgage	129	175	—
Investor-owned residential	526	3,585	1,520
Residential renovation	127	66	920
Total other residential real estate	782	3,826	2,440
Total real estate mortgage	5,789	6,119	2,477
Real Estate Construction and Land:
Commercial	—	—	—
Residential	—	—	—
Total real estate construction and land	—	—	—
Total real estate	5,789	6,119	2,477
Commercial:
Lender finance	—	—	—
Equipment finance	—	—	—
Premium finance	—	—	—
Other asset-based	—	—	—
Total asset-based	—	—	—
Equity fund loans	—	—	—
Venture lending	5,121	14,000	141
Total venture capital	5,121	14,000	141
Secured business loans	524	3,547	211
Warehouse lending	—	—	—
Other lending	3,937	2,960	352
Total other commercial	4,461	6,507	563
Total commercial	9,582	20,507	704
Consumer	1,180	1,070	1,833
Total charge-offs	$16,551	$27,696	$5,014

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Recoveries	2025	2024	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$78	$—	$243
SBA program	162	224	101
Hotel	—	—	—
Total commercial real estate mortgage	240	224	344
Multi-family	—	—	—
Residential mortgage	11	3	1
Investor-owned residential	—	3	301
Residential renovation	61	—	245
Total other residential real estate	72	6	547
Total real estate mortgage	312	230	891
Real Estate Construction and Land:
Commercial	—	—	—
Residential	—	—	—
Total real estate construction and land	—	—	—
Total real estate	312	230	891
Commercial:
Lender finance	—	—	—
Equipment finance	—	—	—
Premium finance	4	—	—
Other asset-based	—	—	—
Total asset-based	4	—	—
Equity fund loans	—	—	—
Venture lending	50	230	357
Total venture capital	50	230	357
Secured business loans	301	164	263
Warehouse lending	—	—	—
Other lending	1,748	361	2,249
Total other commercial	2,049	525	2,512
Total commercial	2,103	755	2,869
Consumer	62	226	70
Total recoveries	$2,477	$1,211	$3,830

Credit Quality
The overall quality of our loan portfolio remains strong, supported by disciplined underwriting, borrower strength, and robust credit metrics. In light of the current economic uncertainty, we enhanced our credit monitoring process to more proactively manage potential risks. In the first quarter of 2025, credit downgrades were primarily driven by rate-sensitive loans, although these loans are well-collateralized with low loan-to-value ("LTV") ratios that we believe mitigate the risk of potential losses.
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$213,480	$189,605
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans and leases	213,480	189,605
Foreclosed assets, net	5,474	9,734
Total nonperforming assets	$218,954	$199,339

Classified loans and leases held for investment	$764,723	$563,502
Special mention loans and leases held for investment	$937,014	$1,097,315
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.88%	0.80%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.91%	0.84%
Allowance for credit losses to nonaccrual loans and leases held for investment	123.9%	141.6%
Classified loans and leases held for investment to loans and leases held for investment	3.17%	2.37%
Special mention loans and leases held for investment to loans and leases held for investment	3.88%	4.61%

Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	March 31, 2025		December 31, 2024		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$131,595	$16,266	$97,655	$—	$33,940	$16,266
Multi-family	22,614	1,796	22,763	9,442	(149)	(7,646)
Other residential	44,739	35,734	46,788	34,417	(2,049)	1,317
Total real estate mortgage	198,948	53,796	167,206	43,859	31,742	9,937
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	3,640	173	1,940	1,795	1,700	(1,622)
Venture capital	163	—	6,291	—	(6,128)	—
Other commercial	9,737	1,954	13,544	2,331	(3,807)	(377)
Total commercial	13,540	2,127	21,775	4,126	(8,235)	(1,999)
Consumer	992	2,076	624	2,804	368	(728)
Total held for investment	$213,480	$57,999	$189,605	$50,789	$23,875	$7,210
During the three months ended March 31, 2025, nonperforming loan and leases held for investment increased by $23.9 million to $213.5 million at March 31, 2025 compared to $189.6 million at December 31, 2024, due mainly to additions of $67.8 million, offset partially by principal and other reductions of $30.8 million, charge-offs of $12.6 million, and transfers to accrual status of $0.5 million. The additions to nonperforming loans and leases were largely related to one commercial real estate loan which is full recourse to the guarantor and we believe has adequate collateral coverage. As of March 31, 2025, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $73.9 million and represented 35% of total nonaccrual loans and leases.
Loans and leases accruing 30-89 days past due increased by $7.2 million to $58.0 million as of March 31, 2025 compared to $50.8 million at December 31, 2024, due mainly to increases of $16.3 million in commercial real estate mortgage delinquent loans, offset partially by a decrease of $7.6 million in multi-family real estate mortgage delinquent loans.

Foreclosed Assets, Net
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	March 31,	December 31,
Property Type	2025	2024
	(In thousands)
Single-family residential	$5,454	$9,714
Total OREO, net	5,454	9,714
Other foreclosed assets	20	20
Total foreclosed assets, net	$5,474	$9,734
During the three months ended March 31, 2025, foreclosed assets decreased by $4.3 million to $5.5 million at March 31, 2025 compared to $9.7 million at December 31, 2024, due mainly to sales of $5.3 million and a decrease in the provision for losses of $0.3 million, offset partially by transfers from loans of $1.4 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment as of the dates indicated:

	March 31,	December 31,
Loan and Lease Credit Risk Ratings	2025	2024
	(In thousands)
Pass	$22,424,790	$22,120,846
Special mention	937,014	1,097,315
Classified	764,723	563,502
Total loans and leases held for investment	$24,126,527	$23,781,663
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

The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment by loan portfolio segment and class and the related net changes as of the dates indicated:

	March 31, 2025		December 31, 2024		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$317,427	$300,298	$301,278	$348,014	$16,149	$(47,716)
Multi-family	216,093	149,159	113,164	202,690	102,929	(53,531)
Other residential	44,757	1,260	47,993	14,351	(3,236)	(13,091)
Total real estate mortgage	578,277	450,717	462,435	565,055	115,842	(114,338)
Real estate construction and land:
Commercial	69,324	224,152	—	148,024	69,324	76,128
Residential	3,120	39,730	—	203,220	3,120	(163,490)
Total real estate construction and land	72,444	263,882	—	351,244	72,444	(87,362)
Commercial:
Asset-based	3,640	37,746	5,003	9,547	(1,363)	28,199
Venture capital	84,412	153,942	75,406	125,320	9,006	28,622
Other commercial	24,676	25,489	19,949	38,741	4,727	(13,252)
Total commercial	112,728	217,177	100,358	173,608	12,370	43,569
Consumer	1,274	5,238	709	7,408	565	(2,170)
Total	$764,723	$937,014	$563,502	$1,097,315	$201,221	$(160,301)

During the three months ended March 31, 2025, classified loans and leases increased by $201.2 million to $764.7 million at March 31, 2025 compared to $563.5 million at December 31, 2024, due mainly to increases of $102.9 million in multi-family real estate mortgage classified loans, $69.3 million in commercial real estate construction and land classified loans, and $16.1 million in commercial real estate mortgage classified loans. Increases in the multi-family real estate mortgage classified loans were largely driven by migration of rate-sensitive loans, all of which remain current, maintain strong collateral values, and are located in attractive locations in California.
During the three months ended March 31, 2025, special mention loans and leases decreased by $160.3 million to $937.0 million at March 31, 2025 compared to $1.1 billion at December 31, 2024, due mainly to decreases of 163.5 million in residential real estate construction and land special mention loans, $53.5 million in multi-family real estate mortgage special mention loans, and $47.7 million in commercial real estate mortgage special mention loans, offset partially by increases of $76.1 million in commercial real estate construction and land special mention loans and $28.6 million in venture capital special mention loans.

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	March 31, 2025		December 31, 2024
		% of		% of	Increase
Deposit Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,593,950	28%	$7,719,913	28%	$(125,963)
Interest-bearing:
Checking	7,747,051	29%	7,610,705	28%	136,346
Money market	5,367,788	20%	5,361,635	20%	6,153
Savings	1,999,062	7%	1,933,232	7%	65,830
Time:
Non-brokered	2,490,639	9%	2,488,217	9%	2,422
Brokered	1,994,701	7%	2,078,207	8%	(83,506)
Total time deposits	4,485,340	16%	4,566,424	17%	(81,084)
Total interest-bearing	19,599,241	72%	19,471,996	72%	127,245
Total deposits	$27,193,191	100%	$27,191,909	100%	$1,282
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	March 31, 2025		December 31, 2024
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,384,127	12%	$3,468,376	13%
Time deposits over $250,000	1,101,213	4%	1,098,048	4%
Total time deposits	$4,485,340	16%	$4,566,424	17%
Total deposits remained stable at $27.2 billion at March 31, 2025 and December 31, 2024. The slight increase of $1.3 million in total deposits during the first quarter of 2025 was due primarily to increases of $136.3 million in checking accounts and $65.8 million in savings accounts, offset partially by decreases of $126.0 million in noninterest-bearing checking accounts and $83.5 million in brokered time deposits. At March 31, 2025, noninterest-bearing deposits totaled $7.6 billion, or 28%, of total deposits and interest-bearing deposits totaled $19.6 billion, or 72%, of total deposits, compared to noninterest-bearing deposits of $7.7 billion, or 28% of total deposits and interest-bearing deposits of $19.5 billion, or 72% of total deposits at December 31, 2024.
As of March 31, 2025, FDIC-insured deposits represented approximately 70% of total deposits, including accounts eligible for pass-through insurance, down from 72% as of December 31, 2024. Available liquidity (on-balance sheet liquidity plus unused borrowing capacity and unpledged AFS securities) was $15.1 billion at March 31, 2025, which exceeded uninsured and uncollateralized deposits of $7.4 billion, with a coverage ratio of 205% as compared to a coverage ratio of 221% at December 31, 2024. Available liquidity also represented 56% of total deposits at March 31, 2025.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2025	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$974,382	$191,101	$1,165,483
Due in over three months through six months	789,104	461,613	1,250,717
Due in over six months through 12 months	1,003,556	375,238	1,378,794
Total due within 12 months	2,767,042	1,027,952	3,794,994
Due in over 12 months through 24 months	612,597	66,652	679,249
Due in over 24 months	4,488	6,609	11,097
Total due over twelve months	617,085	73,261	690,346
Total	$3,384,127	$1,101,213	$4,485,340
Client Investment Funds
In addition to deposit products, we also offer select clients non-depository cash investment options through BAM, our registered investment adviser subsidiary, and third-party money market sweep products. BAM provides customized investment advisory and asset management solutions. At March 31, 2025, total off-balance sheet client investment funds were $1.6 billion, of which $0.8 billion was managed by BAM. At December 31, 2024, total off-balance sheet client investment funds were $1.5 billion, of which $0.7 billion was managed by BAM.
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,379,842	4.07%	$1,100,000	3.93%
Senior Notes	174,000	5.25%	174,000	5.25%
Credit-linked notes	117,196	15.07%	118,838	15.29%
Total borrowings	1,671,038	4.96%	1,392,838	5.06%
Acquisition discount on senior notes	(256)		(1,024)
Total borrowings, net (1)	$1,670,782		$1,391,814
___________________
(1)    All borrowings were held at the Bank level with the exception of the 5.25% Senior Notes due April 2025 ("Senior Notes"), which were issued at the holding company level.

Borrowings increased by $279.0 million to $1.7 billion at March 31, 2025 compared to $1.4 billion at December 31, 2024 due to higher short-term borrowings. We utilized short-term borrowings to manage liquidity needs, including, but not limited to, accommodating liability maturities and deposit withdrawals, funding asset growth, and supporting business operations.
Subordinated Debt
As of March 31, 2025, the carrying value of subordinated debt totaled $944.9 million compared to $941.9 million at December 31, 2024. The increase was mainly driven by the accretion of the acquisition discount on acquired subordinated debt and higher valuation of the Euribor-based subordinated debt. At March 31, 2025, $131.0 million was included in the Company's Tier I capital and $798.9 million was included in Tier II capital.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At March 31, 2025, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 capital ratio of 8.00%, and a minimum Total capital ratio of 10.00%.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2025, such disallowed amounts were $309.5 million for the Company and none for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
In 2020, the federal bank regulatory authorities approved a rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. We elected the CECL phase-in option provided by regulatory capital rules which delayed for two years the estimated impact of CECL on regulatory capital and phases it in over a three-year transition period beginning in the first quarter of 2022. The full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024 under this phase-in option, and in the first quarter of 2025, CECL was fully reflected in our regulatory capital.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At March 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital	For Capital	For Well
	March 31,	December 31,	Adequacy	Conservation	Capitalized
	2025	2024	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	10.19%	10.15%	4.00%	N/A	N/A
CET1 capital ratio	10.45%	10.55%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.86%	12.97%	6.00%	8.50%	N/A
Total capital ratio	16.93%	17.05%	8.00%	10.50%	N/A

Banc of California:
Tier 1 leverage capital ratio	10.88%	11.08%	4.00%	N/A	5.00%
CET1 capital ratio	13.74%	14.17%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.74%	14.17%	6.00%	8.50%	8.00%
Total capital ratio	16.22%	16.65%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios decreased during the three months ended March 31, 2025 due mainly to the impact of stock repurchase, lower net earnings, and an increase in risk-weighted assets mostly driven by the growth in loan balances. The consolidated Tier 1 leverage ratio increased during the three months ended March 31, 2025 due mainly to lower average assets.

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
We manage our liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and receivables due from banks, interest-earning deposits in other financial institutions, and unpledged AFS securities, which we refer to as our primary liquidity. We also maintain available borrowing capacity under secured credit lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity.

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.9 billion at March 31, 2025, offset partially by $513.9 million pledged for letters of credit and a balance outstanding of $1.4 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.5 billion of certain qualifying loans and $19.5 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $5.8 billion at March 31, 2025, of which $5.8 billion was available. The FRBSF Discount Window secured credit line was collateralized by liens on $5.3 billion of qualifying loans and $1.5 billion of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also maintains unsecured lines of credit for the purpose of borrowing overnight funds, subject to availability, of $265.0 million in the aggregate with several correspondent banks. As of March 31, 2025, there was no balance outstanding related to these unsecured lines of credit. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of March 31, 2025, there was no outstanding balance through the AFX. Additionally, the holding company has a $100.0 million unsecured revolving line of credit. As of March 31, 2025, there was no balance outstanding.
The following tables provide a summary of the Company's primary and secondary liquidity levels at the dates indicated:

	March 31,	December 31,
Primary Liquidity - On-Balance Sheet	2025	2024
	(Dollars In thousands)
Cash and due from banks	$215,591	$192,006
Interest-earning deposits in financial institutions	2,128,298	2,310,206
Less: Restricted cash	(187,782)	(184,159)
Securities available-for-sale, at fair value	2,334,058	2,246,839
Less: Pledged securities available-for-sale, at fair value	(3,863)	(4,200)
Less: Haircut on securities available-for-sale	(189,282)	(193,191)
Total primary liquidity	$4,297,020	$4,367,501

Ratio of primary liquidity to total assets	12.7%	13.0%

Secondary Liquidity - Off-Balance Sheet	March 31,	December 31,
Available Secured Borrowing Capacity	2025	2024
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,900,262	$6,853,652
Less: Letters of credit	(513,908)	(527,893)
Less: Secured advances outstanding	(1,379,842)	(1,100,000)
Available secured borrowing capacity with the FHLB	5,006,512	5,225,759
Available secured borrowing capacity with the FRBSF	5,842,135	6,295,540
Total secondary liquidity	$10,848,647	$11,521,299
During the three months ended March 31, 2025, the Company's primary liquidity decreased by $70.5 million to $4.3 billion at March 31, 2025 due mainly to a $181.9 million decrease in interest-earning deposits in financial institutions, offset partially by increases of $87.2 million in AFS securities and $23.6 million in cash and due from banks. We also include certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. During the three months ended March 31, 2025, the Company's secondary liquidity decreased by $672.7 million to $10.8 billion at March 31, 2025 due to decreases in available secured borrowing capacity with the FHLB of $219.2 million and available secured borrowing capacity with the FRB of $453.4 million.

Obtaining new customer deposits, or having existing customers increase their deposit balances with us, are the primary sources of funding for our operations and is one of the highest priorities of the Company. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our deposits. Additionally, we fund our operations with cash flows from our loan and securities portfolios.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulations, for liquidity management purposes. At March 31, 2025, brokered deposits totaled $2.7 billion, consisting of $0.7 billion of non-maturity brokered accounts and $2.0 billion of brokered time deposits. At December 31, 2024, brokered deposits totaled $2.7 billion, consisting of $0.6 billion of non-maturity brokered accounts and $2.1 billion of brokered time deposits.
Our Liquidity Management Policy includes guidelines, which are governed by the Company's Risk Appetite Statement, which include the following metrics: Primary Liquidity Ratio (unencumbered liquid assets, which reflects cash and cash equivalents excluding restricted cash and the market value of unpledged AFS securities, net of a haircut, divided by total assets), Primary + Secondary Liquidity (unencumbered liquid assets, which reflect cash and cash equivalents excluding restricted cash and the market value of unpledged AFS securities, net of a haircut, and available borrowing capacity at the FHLB and FRB, divided by total assets), Brokered Deposits to Total Funding Ratio (brokered deposits to total deposits plus borrowings), Total Borrowings to Total Funding Ratio (borrowings to total deposits and borrowings), and Non-Core Funding to Total Funding Ratio (brokered deposits and borrowings to total deposits plus borrowings). At March 31, 2025, the Bank was in compliance with all of its funding concentration liquidity guidelines.

Holding Company Liquidity
Banc of California, Inc. acts as a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and Banc of California, Inc.'s ability to raise capital, issue subordinated and senior debt, and secure outside borrowings. Banc of California, Inc.'s ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common and preferred stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. Banc of California, Inc.'s ability to pay dividends is also subject to the restrictions set forth by the FRB, and by certain covenants contained in our subordinated debt. See "- Regulatory Matters - Dividend on Preferred Stock" for information regarding the payment of dividends on the Series F preferred stock.
On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement which increased the Company's unsecured revolving line of credit to $100.0 million. As of March 31, 2025 and December 31, 2024, there was no balance outstanding.
On March 17, 2025, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. The repurchase authorization expires in March 2026. During the three months ended March 31, 2025, common stock repurchased under the program totaled 2,684,823 shares at a weighted average price per share of $14.36, or $38.5 million in the aggregate. As of March 31, 2025, the Company had $111.5 million remaining under the stock repurchase authorization. Through April 21, 2025, repurchases of Company common stock totaled 11,494,637 shares at a weighted average price per share of $13.05, or $150.0 million in the aggregate. On April 23, 2025, the Company announced an upsize of its stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. The program may be changed, suspended, or discontinued at any time.
At March 31, 2025, Banc of California, Inc. had $326.6 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Commitments and Contingencies
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2025, our loan commitments and standby letters of credit were $4.9 billion and $209.5 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of March 31, 2025, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $59.4 million and $27.9 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $57.0 million and $28.5 million. We recognized a foreign currency translation net loss of $278,000 for the three months ended March 31, 2025 and a foreign currency translation net loss of $190,000 for the three months ended March 31, 2024.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk - Company Governance. On at least a quarterly basis, we measure our IRR position using two methods: (i) Net Interest Income ("NII") simulation analysis and (ii) Economic Value of Equity ("EVE") modeling. The Management Finance Committee ("MFC") and the Finance Committee of the Company's Board of Directors review the results of these analyses at least quarterly. As discussed in more detail below, if projected changes to interest rates cause changes to our simulated net present value of equity and/or net interest income to be outside our pre-established IRR limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
The pre-established IRR Limits are recommended by management, determined based on analytical review and available peer data published by regulatory agencies about the IRR Limits utilized by other regional banks, and documented in the Company's ALM Policy. The ALM Policy is approved by MFC and the Finance Committee of the Board of Directors annually. We believe our ALM Policy IRR Limits are consistent with prevailing practice in the regional banking industry.
We use a balance sheet simulation model (the "IRR Model") to estimate changes in NII and EVE that would result from immediate and sustained changes in interest rates as of the measurement date. This IRR Model assesses the changes in NII and EVE that would occur in response to an instantaneous and sustained increase and decrease in market interest rates of +-100, +-200, +-300, and +-400 basis points. This model is an IRR management tool, and the results are not necessarily an indication of our future net interest income. The IRR Model has inherent limitations and the model's results are based on a given set of rate changes and assumptions at a single point in time.
The IRR Model is updated at least quarterly, and the IRR Model results are reported to MFC and the Finance Committee of the Company's Board of Directors at each quarterly meeting, as applicable.
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time, except for non-maturity deposits. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.
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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability, and capital targets, we evaluate various strategies including:
•Complementing our current loan origination platform through strategic acquisitions of whole loans,
•Strategically managing multiple warehouse relationships,
•Originating shorter-term consumer loans,
•Managing the level of investments and duration of investment securities,
•Managing our deposits to establish stable deposit relationships, and
•Using certain derivatives such as swaps as hedges to align maturities and repricing terms.
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
Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Management of our interest rate risk is overseen by the Finance Committee of the Boards of Directors of the Company and Bank, which delegates the day-to-day management of interest rate risk to the MFC. MFC ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our interest rate risk program. The Finance Committee of the Boards of Directors of the Company and the Bank reviews the results of our interest rate risk modeling at least quarterly to ensure that we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of our asset liability management policy, our Board of Directors periodically reviews the interest rate risk policy limits.
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
We used a NII simulation model to measure the estimated changes in NII that would result over the next twelve months from immediate and sustained changes in interest rates as of March 31, 2025. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next twelve months, therefore the results reflect an interest rate shock to a static balance sheet. This model is an interest rate risk management tool, and the results are not necessarily an indication of our future net interest income.
EVE measures the period end present value of assets minus the present value of liabilities. Asset liability management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios. In some ways, the economic value approach provides a broader scope than net interest income volatility approach since it captures all anticipated future cash flows.
The balance sheet is considered “asset sensitive” when an increase in interest rates is expected to expand our net interest income, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, the balance sheet is considered “liability sensitive” when an increase in interest rates is expected to compress our net interest income, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets.
At both March 31, 2025 and December 31, 2024, our interest rate risk profile remained "neutral." This position reflects our balanced composition of repricing assets and beta-adjusted repricing deposits and other interest-bearing liabilities over the course of the next twelve months. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at March 31, 2025 and net interest income over the next twelve months, which would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
March 31, 2025	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$5,131	$(297)	(5.5)%	$1,007	$3	0.3%
+100 bps	$5,289	$(138)	(2.5)%	$1,009	$5	0.5%
0 bps	$5,427			$1,004
-100 bps	$5,588	$161	3.0%	$999	$(5)	(0.5)%
-200 bps	$5,674	$247	4.6%	$989	$(15)	(1.5)%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

Earnings-at-Risk
In addition to interest rate risk associated with net interest income, certain noninterest expense items are also sensitive to changes in market interest rates. One such item is the cost of earnings credit rates ("ECRs") provided on certain deposit accounts, primarily those associated with our HOA business. ECRs fluctuate in response to changes in the federal funds rate and can therefore influence the Company's overall earnings sensitivity profile. We expect that a declining interest rate environment would reduce ECR costs and thereby reduce noninterest expense, conversely, when interest rates rise, ECR costs would also rise, thereby increasing noninterest expense. The Company's Earnings-at-Risk ("EaR") modeling incorporates the impact of these rate-sensitive noninterest expenses, in addition to interest income and expense, to assess the effect of interest rate movements on projected earnings over a twelve-month horizon.
As of March 31, 2025, HOA deposits eligible for ECRs totaled approximately $3.7 billion. Taking into account the rate sensitivity of ECRs, which are primarily attributable to such deposits, the Company's overall earnings profile would be considered "liability sensitive".

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition, and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Form 10-K. See also "Forward-Looking Information" disclosed in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors previously disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
January 1 - January 31, 2025	4,326	$14.82	—	$—
February 1 - February 28, 2025	157,543	$14.74	—	$—
March 1 - March 31, 2025	2,706,434	$14.36	2,684,823	$111,454
Total	2,868,303	$14.38	2,684,823
__________________________
(1)    Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program described in (2) below.
(2)    On March 17, 2025, the Company announced that its Board of Directors authorized a Stock Repurchase Program to purchase up to $150.0 million of its common stock, with the authorization expiring in March 2026.
On March 17, 2025, we announced a repurchase program of up to $150.0 million of our common stock. The repurchase authorization expires in March 2026.
On April 23, 2025, the Company announced an upsize of its stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. As before, the repurchase authorization expires in March 2026.
Purchases may be made in open-market transactions, in block transactions on or off an exchange, in privately negotiated transactions or by other means as determined by our management and in accordance with the regulations of the SEC. The timing of purchases and the number of shares repurchased under the program will depend on a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The program may be changed, suspended, or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 25, 2023, by and among PacWest Bancorp, Banc of California, Inc. and Cal Merger Sub, Inc. (Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 28, 2023 and incorporated herein by reference).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and March 31, 2024, and (vi) the Notes to Condensed Consolidated Financial Statements. (Filed herewith).

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

BANC OF CALIFORNIA, INC.

Date:	May 9, 2025	/s/ Jared M. Wolff
Jared M. Wolff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2025	/s/ Karen Hon
Karen Hon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)